Form 10-K
period 1993-12-31
GENERAL ELECTRIC CO
filed 1994-03-11
CIK 40545

SECTIONS

Business                                                         2
Properties                                                      15
Legal Proceedings                                               15
Market for Stock                                                20
Selected Financial Data                                         21
Management's Discussion                                         21
Financial Statements                                            21
Disagreements                                                   21
Directors and Officers                                          22
Executive Compensation                                          23
Security Ownership                                              23
Certain Relationships                                           23
Exhibits, Financial Statement Schedules                         23
Signatures                                                      27
Differences Letter                                            F-47

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993   Commission file number 1-35

                                      or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                                  ---------        --------


                           GENERAL ELECTRIC COMPANY
              (Exact name of registrant as specified in charter)

           New York                              14-0689340
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

3135 Easton Turnpike, Fairfield, CT        06431-0001     203/373-2459
(Address of principal executive offices)   (Zip Code)   (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                             Name of each exchange on
                                                which registered

Common stock, par value $0.63 per share         New York Stock Exchange
                                                Boston Stock Exchange

      There were 853,832,790 shares of common stock with a par value of $0.63 outstanding at March 5, 1994. These shares, which constitute all of the voting stock of the registrant, had an aggregate market value on March 7, 1994, of $90.3 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No
    ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   x
                                          ---
DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 27, 1994, is incorporated by reference in
Part III to the extent described therein.

                                      (1)

                                    PART I

Item 1. Business

General

      Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 45 of the 1993 Annual Report to Share Owners of General Electric Company. Where appropriate for clarification or emphasis, GE is also referred to as "GE except GECS." The financial section of such Annual Report to Share Owners (pages 25 through 64 of that document) is set forth in Part IV Item 14 (a) (1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1993 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent Company, General Electric Company.

      General Electric's address is 1 River Road, Schenectady, NY 12345-6999; the Company also maintains executive offices at 3135 Easton Turnpike, Fairfield, CT 06431-0001.

      The "Company" (General Electric Company and consolidated affiliates) is one of the largest and most diversified industrial corporations in the world. From the time of General Electric's incorporation in 1892, the Company has engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity. Over the years, development and application of related and new technologies have broadened considerably the scope of activities of the Company and its affiliates. The Company's products include, but are not limited to, lamps; major appliances for the home; industrial automation products and components; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear reactors, nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; materials, including engineered plastics, silicones and cutting materials; and a wide variety of high technology products, including products used in defense and medical diagnostic applications. GE's Aerospace business segment, its subsidiary GE Government Services, Inc., and a component of GE that operated Knolls Atomic Power Laboratory under contract with the U.S. Department of Energy were transferred on April 2, 1993, to a new company controlled by the shareholders of Martin Marietta Corporation. The businesses transferred provided high-technology products and services such as automated test systems, electronics, avionic systems, computer software, armament systems, military vehicle equipment, missile system components, simulation systems, spacecraft, communication systems, radar, sonar and systems integration, and a variety of specialized services for government customers. Accordingly, the businesses that were transferred have been classified as discontinued operations in the 1993 Annual Report to Share Owners and throughout this report.

      The Company also offers a broad variety of services including product support services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. Through a wholly owned subsidiary, General

                                      (2)

Electric Capital Services, Inc., (GECS) and its three principal subsidiaries, the Company engages in a broad spectrum of financial services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, specialty insurance, reinsurance, and investment banking and brokerage services. Other services offered include U.S. satellite communications furnished by GE Americom. Another wholly owned subsidiary, National Broadcasting Company, Inc. ("NBC"), is engaged principally in furnishing network television services, in operating television stations, and in providing cable programming and distribution services in the United States, Europe and Latin America. The Company also licenses patents and provides technical know-how related to products it developed, but such activities are not material to the Company.

      Aggressive and able competition, often highly concentrated and global, is encountered in virtually all of the Company's business activities. In many instances, the competitive climate is characterized by changing technology requiring continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, it is believed that, in general, GE has a leadership position (i.e., number one or two) in most major markets served. The NBC Television Network is one of four competing major national commercial broadcast television networks. It also competes with certain cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to vigorous competition from various types of financial institutions, including commercial banks and brokerage firms, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

      GE has substantial export sales from the United States. In addition, the Company has majority and minority or other joint venture interests in a number of non-U.S. companies engaged primarily in manufacturing and distributing products and providing nonfinancial services similar to those sold within the United States. GECS' financial services operations outside of the United States have expanded considerably over the past several years.

Industry Segments

      The Company's operations are highly decentralized. The basic organization of GE's continuing operations consists of twelve key businesses which contain management units of differing sizes. For industry segment reporting purposes, the businesses are aggregated by the principal industries in which the Company participates. This aggregation is on a worldwide basis, which means that multi-industry non-U.S. affiliates' operations are classified by appropriate industry segment.

      Financial information on consolidated industry segments is presented on page 35 of the 1993 Annual Report to Share Owners in two parts: one for GE that includes GECS in the All Other segment on a one-line basis in accordance with the equity method of accounting, and one for GECS as a separate entity. For GE, four of the 12 key businesses (Aircraft Engines, Appliances, Industrial and Power Systems and NBC) represent individual segments (namely, Aircraft Engines, Appliances, Power Systems and Broadcasting, respectively). Except for "All Other," the remaining

                                      (3)
businesses are aggregated by the three industry segments in which they participate (Industrial, Materials and Technical Products and Services). The All Other segment consists primarily of GECS' earnings discussed above and revenues derived from licensing use of GE know-how and patents to others. For GECS, revenues and operating profit are presented separately by the three industry segments in which it conducts its business (Financing, Specialty Insurance and Securities Broker-Dealer). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data.

      Additional financial data and commentary on recent operating results for industry segments are reported on pages 33-38 of the 1993 Annual Report to Share Owners. Further details can be found in note 29 (pages 60 and 61 of that Report) to the consolidated financial statements. These data and comments are for General Electric Company's continuing operations, except as otherwise indicated, and should be referred to in conjunction with the summary description of each of the industry segments which follows.

Aircraft Engines

      Aircraft Engines (10.9%, 12.9% and 14.2% of consolidated revenues in 1993, 1992 and 1991, respectively) produces and sells a single class of products - aircraft engines and related replacement parts - for use in military and commercial aircraft, in naval ships for propulsion, and as industrial power sources. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers and helicopters. GE's CFM56 and CF6 engines power aircraft in all categories of commercial aircraft: short, medium and long range. Applications for GE's CFM56 engine, produced jointly by GE and SNECMA of France, include: Boeing's 737-300/-400/-500 series and the new 737-300X; Airbus Industrie's A319, A320, A321 and A340 series; and military aircraft such as the KC-135R/
C-135FR, E/KE-3 and E-6. GE's CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747 and 767 series, Airbus Industrie's A300, A310 and A330 series, and McDonnell Douglas' DC-10 and MD-11 series. GE also produces jet engines for executive aircraft and regional commuter aircraft, and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. GE also provides maintenance and repair services for many models of jet engines, including engines manufactured by competitors.

      The worldwide competition in aircraft jet engines is intense and highly concentrated. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are also important in this segment. In cooperation with partners SNECMA, IHI, and Fiat, Aircraft Engines is currently developing the GE90 engine to power Boeing's new 777 twin-engine aircraft. The GE90 broke an industry record on its initial ground testing in 1993, reaching thrust levels in excess of 105,000 pounds. It also flew on a 747 testbed in the engine's first flight and subsequently demonstrated the lowest fuel consumption ever achieved by a large high-bypass turbofan engine. Plans are to certify the engine in 1994 with introduction into active airline service in 1995. Potential sales for any engine are limited by its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of airframes. Sales of

                                      (4)
replacement parts and services are an important part of the business.
Aircraft engine orders tend to follow military and airline procurement cycles, although patterns for military and commercial engine procurements are different. U.S. procurements of military jet engines are affected by the government's response to changes in the global political and economic outlook.

      In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have, or be able to establish, a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1.2 billion at year-end 1993, and had entered into commitments totaling $1.4 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and guarantees exceeded the related account balances or guaranteed amounts at December 31, 1993.

      For current information about Aircraft Engines orders and backlogs, see page 34 of the 1993 Annual Report to Share Owners.

Appliances

      Appliances (9.2%, 9.3% and 9.6% of consolidated revenues in 1993, 1992 and 1991, respectively) manufactures and/or markets a single class of product
- - major appliances - including kitchen and laundry equipment such as refrigerators, ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, and room air conditioners. These are sold under GE, Hotpoint, RCA, Monogram and Profile brands as well as under private brands for retailers. GE microwave ovens and room air conditioners are mainly sourced from Asian suppliers while investment in Company-owned U.S. facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for the replacement market. Such sales are through a variety of retail outlets. The other principal market consists of residential building contractors who install appliances in new dwellings. GE has a U.S. service network that supports GE's appliance business.

      Appliances is increasing its operating presence in the global business arena and participates in numerous manufacturing and distribution joint ventures around the world. This increase included the start-up of Godrej-GE, a joint venture with India's largest appliance manufacturer, Godrej & Boyce Ltd., in 1993. GE and Toshiba established a joint venture in 1991 to cooperate in marketing GE, Hotpoint and Creda products in Japan through Toshiba's distribution network. A 1990 joint venture in Mexico, MABE, produces high-quality gas ranges for the Mexican and U.S. markets. In 1993, MABE completed a new top-mount refrigerator facility and opened a new technology center. European market participation was expanded significantly in 1989 with the formation of a joint venture with General Electric Company plc (GEC), an unrelated corporation in the United Kingdom.

      Markets for appliances are influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit, and housing construction. Competition is very active in all products and comes from a relatively small number of principal manufacturers and suppliers. An important factor is cost, and considerable

                                      (5)
competitive emphasis is placed on minimizing manufacturing and distribution costs, and on reducing cycle time from order to product delivery. Other significant factors include quality, features offered, innovation, customer responsiveness and appliance service capability. A number of processes, such as Quick Response, New Product Introduction and Quick Market Intelligence, have been implemented to improve GE's competitiveness in these areas. Another example of a significant initiative is "Save the Park," a joint initiative between management and unions, which was implemented during 1993 at Appliance Park in Louisville, KY. to streamline processes, improve quality, realize significant savings and, ultimately, to prevent relocation to alternative sites.

Broadcasting

      Broadcasting (5.1%, 5.9% and 5.7% of consolidated revenues in 1993, 1992 and 1991, respectively) consists primarily of the National Broadcasting Company (NBC). NBC's principal businesses are the furnishing within the United States of network television services to affiliated television stations, the production of live and recorded television programs, and the operation, under licenses from the Federal Communications Commission (FCC), of six VHF television broadcasting stations. The NBC Television Network is one of the competing major U.S. commercial broadcast television networks and serves more than 200 regularly affiliated stations within the United States. The television stations NBC owns and operates are located in Chicago; Denver; Los Angeles; Miami; New York; and Washington, D.C. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through its ownership of CNBC and equity investments in Arts and Entertainment, Court TV, American Movie Classics, Bravo, Prime Network and regional Sports Channels across the United States.
In 1993, NBC acquired control of Super Channel, the largest pan-European satellite-delivered general program service. It also launched Canal de Noticias NBC, a new 24-hour Spanish-language channel delivered by satellite in Latin America. The cable television and network broadcast programming environments are highly competitive.

Industrial

      Industrial (12.2%, 12.1% and 12.4% of consolidated revenues in 1993, 1992 and 1991, respectively) encompasses lighting products, electrical distribution and control equipment for industrial and commercial construction, transportation systems, motors, industrial automation products and GE Supply. No "similar" class of products or services within the segment approached 10% of any year's consolidated revenues during the three years ended December 31, 1993. Customers for many of these products and services include electrical distributors, original equipment manufacturers and industrial end users. Lighting products include a wide variety of lamps - incandescent, fluorescent, high intensity discharge, halogen and specialty - as well as wiring devices and quartz products. Markets and customers are principally in the United States, although international markets continue to increase in importance. In 1993, the Lighting business agreed to form a joint venture in China, GE Jiabao Lighting Company, Ltd. to manufacture, distribute and sell a full line of lighting products. GE has also strengthened its position in Japan with the start-up of Hitachi GE Lighting Ltd., a joint venture that was established in 1992 to sell and

                                      (6)
distribute lighting products in the significant Japanese lighting market. Another GE Lighting venture, GE Apar Lighting Private Ltd., continued to expand during 1993 with investments in new facilities and in the only "ribbon" glassmaking equipment in India or Southeast Asia. In addition, the 1993 acquisition of Lumalampan AB's well-regarded Luma brand strengthened Lighting's position in Scandinavia. The 1990 acquisition of a majority interest in Tungsram Company, Ltd. of Hungary (now wholly owned) and the early 1991 acquisition of the light source business of Thorn EMI of the United Kingdom are fully integrated into European operations. Markets for lighting products are extremely varied, ranging from household consumers to commercial and industrial end users and original equipment manufacturers. Electrical distribution and control equipment is sold for installation in commercial, industrial and residential facilities. GE Electrical Distribution and Control (ED&C) and Honeywell's MICRO SWITCH division formed a venture, GE/MICRO SWITCH Controls, Inc., during 1992 through which both businesses jointly sell and distribute complementary factory control products in the United States. European operations were expanded with the 1989 establishment of a joint venture, Power Controls B.V. (formerly Eurolec). To bolster European market share and global competitiveness, GE signed a letter of intent in 1993 under which Power Controls will acquire a majority interest in the low-voltage business of Germany's AEG. Power Controls had acquired both Lemag and Agut S.A. of Spain during 1992, enhancing product offerings in residential distribution and industrial control markets. Transportation systems include diesel-electric and electric locomotives, transit propulsion equipment, motors for drilling devices and motorized wheels for off-highway vehicles such as those used in mining operations. Locomotives are sold worldwide, principally to railroads, while markets for other products include state and urban transit authorities and industrial users. Motors and motor-related products serve the appliance, commercial, industrial, heating, air conditioning and automotive markets. Motor products are used within GE and also are sold externally. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. (See the discussion of GE Fanuc on the following page.) GE Supply operates a U.S. network of electrical supply houses and through its subsidiary, GE Supply Mexico, operates three supply houses in Mexico.

      Markets for industrial products generally lag overall economic slowdowns as well as subsequent recoveries. U.S. industrial markets are undergoing significant structural changes reflecting, among other factors, international competition and pressures to modernize productive capacity. Additional information about certain of GE's industrial businesses follows.

      Competition for lighting products comes from a relatively small number of major firms and is based principally on price, distribution and product innovation. The nature of lighting products and market diversity make the lighting business somewhat less sensitive to economic cycles than other businesses in this segment.

      Electrical distribution and control equipment is sold to distributors, electrical contractors, large industrial users, and original equipment manufacturers. Markets are affected principally by levels of (and cycles in) residential and non-residential construction as well as domestic industrial plant and equipment expenditures. Competitors include

                                      (7)
other large manufacturers, with international competition in U.S. markets increasing. GE Supply offers products of General Electric and other manufacturers to electrical contractors and industrial, commercial, and utility customers.

      In transportation systems, demand is historically cyclical. There is strong worldwide competition from major firms for transportation equipment.

      External sales of motors and related products are principally to manufacturers of original equipment, distributors, and industrial users. Competition includes other motor and component producers, integrated manufacturers, and customers' own in-house capability. Markets for these products are price competitive, putting emphasis on economies of scale and manufacturing technology. Other market factors include energy-driven technology changes and the cyclical nature of the consumer end-user market.

      Through a 50-50 joint venture (GE Fanuc Automation Corporation) which has two operating subsidiaries (one in North America and the other in Europe), GE offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls. Competition in industrial automation is intense and comes from a number of U.S. and international sources.

Materials

      Materials (8.3%, 8.5% and 8.7% of consolidated revenues in 1993, 1992 and 1991, respectively) includes high-performance engineered plastics used in applications such as substitutes for metal and glass in automobiles, and as housings for computers and other business equipment; silicones; superabrasives such as man-made diamonds; and laminates. Materials also includes ABS resins, a family of thermoplastic resins used by custom molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, major appliance parts and construction materials. Market opportunities for many of these products are created by functional replacement which provides customers with an improved material at lower cost. These materials are sold to a diverse worldwide customer base (mainly manufacturers). Materials has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures.

      The business is characterized by technological innovation and heavy capital investment. Being competitive requires a strong emphasis on efficient manufacturing process implementation and strong market and application development. Competitors include large, technically oriented suppliers of the same, as well as functionally equivalent, materials. Adequate capacity to satisfy demand and anticipation of new product or material performance requirements are key factors affecting this competition. The business is cyclical and, during periods of economic slowdown is subject to pricing pressures from competitors because of, among other things, industry excess capacity.

      Materials also included Ladd Petroleum Corporation, an oil and natural gas developer and supplier with operations mainly in the United States, until December 21, 1990, when it was sold to Amax Oil and Gas, Inc., a subsidiary of Amax, Inc.

                                      (8)

Power Systems

      Power Systems (11.0%, 11.2% and 11.3% of consolidated revenues in 1993, 1992 and 1991, respectively) serves utility, industrial and governmental customers worldwide with products for the generation, transmission and distribution of electricity, and with related installation, engineering and repair services. Worldwide competition continues to be intense. For information about current developments, and orders and backlogs, see pages 34 and 36 of the 1993 Annual Report to Share Owners. Steam turbine-generators are sold to the electric utility industry, to the U.S. Navy and, for cogeneration, to private industrial customers. Marine steam turbines and propulsion gears also are sold to the U.S. Navy. Gas turbines, which for the past several years has been the fastest growing part of this segment, are used principally as packaged power plants for electric utilities, and for industrial cogeneration and mechanical drive applications. Through a joint venture with GEC Alsthom of France, GE has access to the European gas turbine market. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. In 1993 an agreement was reached by a GE-led consortium including Dresser Industries and Ingersoll Rand to acquire 69% of Nuovo Pignone, an Italian electrical equipment maker. This move further strengthens the Company's position in Europe, North Africa, the Middle East and Asia, and particularly in Russia, where Nuovo Pignone recently received commitments for $1.6 billion in pipeline equipment. There have been no nuclear plant orders in the United States since the mid-1970s and international activity has been very low. GE continues to invest in advanced technology development and to focus its resources on refueling and servicing its installed boiling-water reactors. Power delivery products include transformers, electricity meters, relays, capacitors and arresters, principally for electric utilities, and drive systems for industrial applications. Installation, engineering and repair services include management and technical expertise for large projects, such as power plants; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; on-site engineering and upgrading of already installed products sold by GE and others; and environmental systems for utilities.

      Products and services differ in contribution to sales and earnings, market position and production cycle. No "similar" class of products or services within the segment approached 10% of any year's consolidated revenues during the three years ended December 31, 1993. As discussed in the previous paragraph, there is intense worldwide competition for power systems products and services. The markets for most power systems products and services are worldwide and as a result are sensitive to the economic and political environment of each country in which the business participates. In the United States many power systems markets are sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of oil prices on a country's economy has a large impact on its markets. GE's drive systems business is a leading supplier of customized controls and drives for metal and paper processing, for mining, for utilities and for marine applications. Competition in drive systems comes from a variety of businesses throughout the world.

                                      (9)

Technical Products and Services

      Technical products and services (6.9%, 8.2% and 8.6% of consolidated revenues in 1993, 1992 and 1991, respectively) consists of technology operations providing products, systems and services to a variety of customers. Businesses in this segment include medical systems and services, communications and information services and certain other specialized services. Medical systems include magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic equipment and supporting services sold to hospitals and medical facilities worldwide. Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates GE CGR (France), Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions and joint ventures continue to expand GE's medical systems activities in world markets. Continued globalization increased Medical Systems' presence in Asia during 1993, where it purchased an x-ray manufacturer in Japan, announced plans to enlarge manufacturing facilities in China, and established new sales and service joint ventures in Taiwan and Thailand. Additionally, its presence continued to expand in Latin America with new facilities in Argentina, Brazil and Mexico. Information services are provided both to internal and external customers by GE Information Services
(GEIS). These include enhanced computer-based communications services, such as data network services, electronic messaging and electronic data interchange, which are offered to commercial and industrial customers through a worldwide network; application software packaging; and custom system design and programming services. During 1993, the Company signed an agreement under which Ameritech Corporation, a leading telecommunications company, will invest $472 million in GEIS that will convert, when U.S. law permits, to a 30% equity position in that business. GEIS also acquired International Network Services, Ltd. in 1993, a leading European supplier of electronic data interchange services and software. GE's mobile communications business (primarily mobile radios) was placed into a joint venture with Ericsson of Sweden's digital cellular technology in 1989. The venture was realigned in 1992 so that GE now holds preferred stock. Principal competition is from well-established manufacturers. This segment included GE Americom and GE Computer Services until they were transferred to GE Capital Corporation at the end of 1989 and mid-1992, respectively. See page 12 for further information. GE Consulting Services (custom system design and programming services) was sold to Keane, Inc. on January 1, 1993.

      Serving a diversity of customers for special needs (which are rapidly changing in certain areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or service operations including, in certain situations, customer in-house capability. Technological competence and innovation, excellence of design, high product performance, quality of service, and competitive pricing are among the key factors affecting competition in the markets for these products and services. Throughout the world, demands on health care providers to control costs have become much more important. Medical Systems is responding with cost-effective technologies that improve operating efficiency and clinical productivity. See page 36 of the 1993 Annual Report to Share Owners for information about orders and backlog of Medical Systems' products.

                                     (10)

All Other GE

      All Other GE consists mostly of earnings of and investment in General Electric Capital Services, Inc. (GECS), a wholly owned consolidated affiliate, which are accounted for on a one-line basis in accordance with the equity method of accounting but are eliminated in consolidation. Other ongoing operations (0.4%, 0.4% and 0.5% of consolidated revenues in 1993, 1992 and 1991, respectively) mainly involve licensing the use of GE's know-how and patents to others. A separate discussion of segments within GECS appears below.

GECS Segments

      The business of GECS consists of the ownership of three principal affiliates that, together with their affiliates and other investments, constitute General Electric Company's principal financial services activities. GECS owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC), Employers Reinsurance Corporation (ERC) and Kidder, Peabody Group Inc. (Kidder, Peabody). Prior to August 10, 1990, twenty percent of Kidder, Peabody had been owned by or on behalf of certain Kidder, Peabody officers.

      For industry segment purposes, Financing (20.5%, 18.5% and 18.4% of consolidated revenues in 1993, 1992 and 1991, respectively) consists solely of noninsurance activities of GE Capital; Specialty Insurance (8.0%, 6.8% and 5.5% of consolidated revenues in 1993, 1992 and 1991, respectively) consists of the activities of ERC as well as the activities of insurance entities owned by GE Capital; Securities Broker-Dealer (8.0%, 7.0% an 6.1% of consolidated revenues in 1993, 1992 and 1991, respectively) consists entirely of Kidder, Peabody's operations; and All Other is GECS corporate activities not identifiable with specific industry segments.

      Additional information follows.

      Financing activities of GE Capital, none of which individually constitutes as much as 10% of consolidated revenues, comprise the following:

      * Consumer services - private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing and mortgage servicing, and annuities;

      * Specialized financing - loans and financing leases for major capital assets, including aircraft, industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in highly leveraged management buyouts and corporate recapitalizations;

      * Equipment management - leases, loans and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, satellites and ocean-going containers; and

                                     (11)

      * Mid-market financing - loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

Very little of the financing by GE Capital involves products that are manufactured by GE. Beginning in 1990, this segment includes GE Americom, a leading U.S. satellite carrier. Beginning in the second half of 1992, the segment also includes GE Computer Services, which provides independent maintenance and rental/leasing services for minicomputers and microcomputers, electronic test instruments and data communications equipment. These components had been included in GE's Technical Products and Services segment prior to their transfer to the Financing segment. GE Capital also is an equity investor in a retail organization and certain other service and financial services organizations. GE Capital continues to experience broad growth. In 1993 its Consumer services operations acquired GNA Corporation from Weyerhauser Company and Weyerhauser Financial Services, Inc. and United Pacific Life Insurance Company from Reliance Insurance Company and its parent, Reliance Group Holdings, Inc. Together these two acquisitions constitute GECS' annuity business, a business that writes and markets tax-deferred annuities and sells proprietary and third-party mutual funds through independent agents and financial institutions. Other 1993 acquisitions expanded GECS' financial services activities in Europe, Scandinavia and Canada. GE Capital had previously increased its presence in Europe with the 1992 acquisition of Avis Europe's vehicle leasing and fleet management business, following 1991 and 1990 acquisitions of private-label credit card operations of major U.K. retailers.

      GE Capital's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. GECS' international operations are also subject to regulation in their respective jurisdictions. To date such regulations have not had a material adverse effect on GE Capital's volume of financing operations or profitability. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission.

      On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1993, 1992 and 1991, respectively, were 1.62, 1.44 and 1.34, substantially above the level at which payments would be required.

      Specialty Insurance includes ERC, a multiple line property and casualty reinsurer that writes all lines of reinsurance other than title and annuities and other insurance activities of GE Capital. ERC reinsures

                                     (12)
property and casualty risks written by more than 1,000 U.S. and non-U.S. insurers, and has subsidiaries located in the United Kingdom and Denmark. By means of other subsidiaries ERC writes property and casualty reinsurance through brokers and provides reinsurance brokerage services. ERC also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, libel and allied torts and errors and omissions coverage for insurance agents and brokers. It is licensed in all states of the United States, the District of Columbia, certain provinces of Canada and in other jurisdictions. The other insurance activities of GECS consist of GE Capital affiliates that provide various forms of insurance. Financial Guaranty Insurance Company provides financial guaranty insurance, principally on municipal bonds and structured finance issues. GE Capital's mortgage insurance operations are engaged primarily in providing private mortgage insurance. Other affiliates provide life reinsurance, creditor insurance for international retail borrowers and, for GE Capital customers, credit life and certain types of property and casualty insurance. Businesses in the Specialty Insurance segment are generally subject to regulation by various insurance regulatory agencies.

      Securities Broker-Dealer represents Kidder, Peabody, which is a full-service investment bank and securities broker. Principal businesses include securities underwriting; sales and trading of equity and fixed income securities; financial futures activities; advisory services for mergers, acquisitions and other corporate finance matters; merchant banking; research services; and asset management. These services are provided in the United States and internationally to business entities, governments, government agencies, and individual and institutional investors. Kidder, Peabody is a member of the principal securities and commodities exchanges and is a primary dealer in U.S. government securities. Kidder, Peabody and its affiliates are subject to the rules and regulations of various federal, state and industry regulatory agencies that apply to securities broker-dealers, including the U.S. Securities and Exchange Commission, U.S. Commodity Futures Trading Commission, New York Stock Exchange, National Association of Securities Dealers and the Chicago Board of Trade, as well as various international regulatory agencies.

Geographic Segments, Exports from the U.S. and Total International Operations

      Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 30 to consolidated financial statements on page 62 of the 1993 Annual Report to Share Owners.

      Additional financial data about GE's exports from the U.S. and total international operations are on page 38 of the 1993 Annual Report to Share Owners.

Orders Backlog

      See pages 34, 36 and 42 of the 1993 Annual Report to Share Owners for information about GE's backlog of unfilled orders.

                                     (13)

Research and Development

      Total expenditures for research and development were $1,955 million in 1993. Total expenditures had been $1,896 million in 1992 and $1,866 million in 1991. Of these amounts, $1,297 million in 1993 was GE-funded ($1,353 million in 1992 and $1,196 million in 1991) and $658 million in 1993 ($543 million in 1992 and $670 million in 1991) was funded by others, principally the U.S. government. Aircraft Engines accounts for the largest share of GE's R&D expenditures from both Company and customer funds. Other significant expenditures of Company and customer research and development funds were for Medical Systems, Plastics and Power Systems.

      Approximately 9,100 person-years of scientist and engineering effort were devoted to research and development activities in 1993 with about 73% of the time involved primarily in GE-funded activities.

Environmental Matters

      See page 42 of GE's 1993 Annual Report to Share Owners for a discussion of environmental matters.

Employee Relations

      At year-end 1993, General Electric Company and consolidated affiliates employed 222,000 persons, of whom approximately 163,000 were in the United States. For further information about employees, see page 43 of the 1993 Annual Report to Share Owners.

      Approximately 44,250 GE manufacturing, engineering and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees is represented by union locals which are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (AFL-CIO). During 1991, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 1994. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates, and are generally for a term of three to four years. Contracts covering a majority of NBC's staff employees will expire at different times during 1994.

Executive Officers

      See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Registrant.

Other

      Because of the diversity of the Company's products and services, as well as the wide geographic dispersion of its productive facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by inability to obtain raw materials.

                                     (14)

      The Company owns, or holds licenses to use, numerous patents. New patents are continually being obtained through the Company's research and development activities as existing patents expire. Patented inventions are used both within the Company and licensed to others, but no industry segment is substantially dependent on any single patent or group of related patents.

      About 5% of consolidated revenues in 1993 (7% of GE revenues) were from sales of goods and services to agencies of the U.S. government, which is the Company's largest single customer. About 4% of consolidated revenues in 1993 (6% of GE revenues) were defense-related sales of aircraft engine goods and services.

      About 6% of consolidated revenues in 1992 (8% of GE revenues) were from sales of goods and services to agencies of the U.S. government. About 4% of consolidated revenues in 1992 (6% of GE revenues) were defense-related sales of aircraft engine goods and services.

      In 1991, about 7% of consolidated revenues (10% of GE revenues) were from sales of goods and services to agencies of the U.S. government. Approximately 5% of consolidated revenues (7% of GE revenues) were defense-related sales of aircraft engine goods and services.

Item 2.  Properties

      Manufacturing operations are carried on at approximately 146 manufacturing plants located in 30 states in the United States and Puerto Rico and some 114 manufacturing plants located in 24 other countries.

Item 3.  Legal Proceedings

General
- -------

      As previously reported, on August 21, 1991, a suit was filed against the Company in Federal District Court for the Northern District of Ohio by Cleveland Electric Illuminating Company and four other utilities which own the Perry nuclear power plant. The suit related to the contract under which the Company furnished the nuclear steam supply system and related equipment and services for the Perry plant. It sought to recover unspecified damages related to the modification of the containment system and alleged breach of contract, fraud, negligence, deceptive practices, and violations of the federal Racketeer Influenced and Corrupt Organizations Act and similar state statutes. On January 28, 1994, the Company reached a settlement with the plaintiffs and the case was dismissed. Under the terms of the settlement, over a period of years, the Company will provide discounts on certain future purchases and make cash payments to the plaintiffs.

      Also as previously reported, on April 24, 1991, Philip M. Stern, a Company shareholder, served an amended complaint naming the directors (other than Messrs. Atwater, Calloway, Fresco, Gonzalez, Jones and Warner) as defendants in a civil suit brought purportedly on behalf of the Company as a shareholder derivative action (the Stern action) in the U.S. District Court in New York City. The amended complaint relates to the Non-Partisan Political Support Committee For General Electric Company Employees (PAC)

                                     (15)
and alleges that it was a waste of corporate assets to provide Company funds to establish and operate the PAC for GE employees because the PAC is allegedly used to attempt to buy favor and influence with incumbent members of Congress and because solicitation and administration costs were allegedly excessive. In related proceedings, the Federal Elections Commission and two federal courts held that the political contributions made by the PAC were lawful and proper under federal election law. The complaint includes allegations of bad faith, fraud, negligence and breach of fiduciary duty under state law and seeks to require the defendants to pay to the Company all amounts spent by the Company to establish, administer and maintain the PAC as well as punitive damages. On March 12, 1992, the plaintiff filed a motion to amend the complaint to add a claim that the defendants allegedly violated the Federal Regulation of Lobbying Act, and thereby breached their fiduciary duty to shareholders by failing to report lobbying expenses as required by that statute. On June 2, 1992, plaintiff's motion was denied. On September 4, 1992, Henry D. Sedgwick Stern and Walter B. Slocombe, Personal Representatives of the Estate of Philip
M. Stern, were substituted as the plaintiffs in this case, following the death of Philip Stern. On November 16, 1993, the court granted summary judgment for all defendants on all claims. Plaintiffs have appealed, and that appeal is pending. The defendants believe that the appeal is without merit.

      As previously reported, the directors (other than Messrs. Calloway, Gonzalez and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. The defendants believe these claims are without merit. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint.

      As previously reported, on September 15, 1992, Evelyn Benfield filed a shareholder derivative action in U.S. District Court in Cincinnati, Ohio purportedly on behalf of the Company, seeking compensatory damages and equitable relief arising out of the alleged failure to implement effective internal controls to prevent government contract fraud. The complaint names as defendants all of the current directors (except Messrs. Gonzalez and Warner), certain former directors, a former officer, and a former employee of the Company. Plaintiff claims, in substance, that various defendants breached their fiduciary duties to the Company under state law by either participating in or failing to prevent government contract fraud. Plaintiff's claims are based primarily upon the fact that, in July 1992, the Company pled guilty to four federal felony counts and settled a related federal False Claims Act civil suit, all of which were related to diversions of funds in connection with the Company's sale of military

                                     (16)
aircraft engines to Israel. The Company paid a fine of $9.5 million and simultaneously agreed to pay $59.5 million to settle the False Claims Act suit. On December 3, 1993, the court approved a settlement of the derivative action. Under the terms of the settlement, the Company will receive a payment of $19.5 million from an insurance policy it maintains to cover officers' liability, less plaintiff's counsel fees and expenses awarded by the court. The defendants have denied all allegations of wrongdoing, and all parties to the action have agreed that the settlement is premised upon the litigation risks associated with the claims that a single former officer non-willfully failed to implement effectively the Company's compliance policies and procedures. In agreeing to resolve this matter, plaintiff did not contest the director-defendants' position that they had lawfully discharged their duties to GE and that the Company, at all relevant times, has had in existence detailed plans and procedures designed to promote and enforce compliance with relevant laws. One share owner has appealed the District Court's order approving the settlement. The defendants believe the appeal is without merit.

      The directors and certain former directors are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative action (the Bildstein action) which was commenced in New York State Supreme Court in January 1994. The suit seeks compensatory damages arising out of the purported failure of the defendants to prevent alleged government contract fraud and alleged violations of the Foreign Corrupt Practices Act in connection with U.S. government-funded sales of military equipment to Egypt by a unit of the Company's former GE Aerospace component. GE Aerospace was transferred to a new corporation controlled by the stockholders of Martin Marietta Corporation in 1993. The suit claims that the risk of litigation arising from the alleged wrongdoing caused the Company to receive less than it would have otherwise received in connection with the transfer of GE Aerospace. The suit is in an early stage and the Company plans to move to dismiss the complaint based on the plaintiff's failure to make a pre-litigation demand, among other reasons.

      As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta. The complaint sought to clarify and enforce the plaintiff's claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint names the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the

                                     (17)

Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta.

      On March 23, 1993, the Company and Martin Marietta Corporation filed motions to dismiss the complaint on the basis that the complaint does not state any claim upon which relief can be granted as a matter of law. This motion remains pending. On April 2, 1993, the transfer of the Aerospace business occurred, and on June 7, 1993, the court issued an order denying plaintiffs' request for injunctive relief.

      As previously reported, allegations of various federal law violations, including alleged antitrust violations involving the Company and DeBeers Consolidated Mines, Ltd. in the industrial diamonds industry, were made in a wrongful termination action brought by a former vice president of the Company. Various allegations of antitrust violations concerning industrial diamonds are also the subject of two previously reported civil suits against the Company purportedly brought on behalf of classes of industrial diamond purchasers and an additional civil suit against the Company brought on behalf of two corporations engaged in the manufacture and sale of industrial diamonds. On February 16, 1994, the wrongful termination action was dismissed with prejudice and the former officer filed a sworn statement conceding that he had no personal knowledge of any wrongdoing by Company personnel and that he had become aware that the Company had removed him based on its view of his performance, not because he was a "whistleblower." On February 17, 1994, an indictment was returned in the United States District Court in Columbus, Ohio, following the previously reported grand jury investigation by the United States Department of Justice, charging the Company and one European employee of the Company's superabrasives business, and other unrelated parties, with entering into an anti-competitive agreement in violation of federal antitrust laws. The Company denies the charges and intends to vigorously contest them. It believes that none of these cases will have a material adverse effect on the Company or its business.

Environmental
- -------------

      As previously reported, on May 12,1989, the U.S. Environmental Protection Agency ("EPA") issued an administrative complaint against the Company alleging violation of regulations issued by EPA under the Toxic Substances Control Act ("TSCA") relating to disposal and processing of polychlorinated biphenyls ("PCBs"). The complaint seeks civil penalties of $225,000. The Company filed an answer denying the alleged violations. On February 2, 1992, an administrative Law Judge issued a decision assessing a $40,000 penalty. EPA's Appeals Board lowered the penalty to $25,000. The Company has filed an appeal.

      Also as previously reported, on February 12, 1990, EPA issued an administrative complaint against the Company alleging violations of regulations promulgated by EPA under TSCA relating to disposal and storage of PCBs. The complaint sought a civil penalty of $205,500. EPA has subsequently issued an amended complaint adding additional allegations of unlawful use of PCBs, bringing the total civil penalty sought to $365,500.

                                     (18)

The Company has filed answers denying all alleged violations and settlement discussions are underway. This case presents the same issues as the case discussed in the preceding paragraph.

      As previously reported, EPA has filed five administrative complaints against GE alleging that GE's use of a system developed by GE for cleaning PCBs from electrical equipment violated a requirement of TSCA that such systems be authorized by an EPA permit. Three of the complaints include counts relating to other alleged violations of EPA regulations applicable to handling and storage of PCBs. The GE facilities which received the administrative complaints, the dates the complaints were filed, and the amounts of civil penalties sought are as follows: Houston Apparatus Service Center, September 15, 1990, $185,000; Philadelphia Apparatus Service Center, September 20, 1990, $772,000; Cleveland Apparatus Service Center,
September 25, 1990, $968,000; Chicago Apparatus Service Center, September 25, 1990, $1,107,925; Cincinnati Apparatus Service Center, September 25, 1990, $1,023,750. The Company has filed an answer denying the alleged violations and settlement discussions are underway. These cases present the same issues as the cases discussed in the preceding two paragraphs of this environmental section.

      As previously reported, in June of 1992, EPA issued an administrative complaint against the Company alleging violations of regulations issued under TSCA at its Anaheim facility, including improper storage and disposal of PCBs. The complaint sought penalties of $205,000. On March 9, 1993, EPA amended the complaint to increase the amount of the penalties being sought to $353,000. Settlement discussions are underway.

      As previously reported, in June of 1992, the State of New York issued a complaint alleging violations of the state Clean Air Act and Clean Water Act (unpermitted emissions and discharges in excess of permit limits) at the Company's Schenectady facility. The complaint seeks $1,039,435 in penalties. Settlement discussions are underway.

      As previously reported, in November of 1992, the New Jersey Department of Environmental Protection and Energy initiated a proceeding against the Company seeking $142,000 in penalties for violations of the Clean Water Act at the Camden facility, including permit violations. The matter was settled in December 1993 for $88,310.

      As previously reported, in January of 1993, the State of Indiana notified the Company that it would be seeking penalties for violations of the state Clean Air Act for failing to install required control equipment at its Ft. Wayne facility. In July of 1993 the state issued a penalty demand of $150,000. Settlement discussions are underway.

      As previously reported, in September of 1993, EPA notified the Company that it was seeking at least $600,000 in penalties for alleged violations of the Clean Air Act at its Lynn, Massachusetts Aircraft Engines facility. The allegations include the failure to undergo required permit reviews. The Company has supplied information to the Agency, and is conducting ongoing settlement discussions.

      In February of 1994, EPA issued a simultaneous administrative complaint and consent agreement addressing violations at the Company's Mt. Vernon, Indiana facility, which included violations of permitted

                                     (19)
conditions for a boiler/industrial furnace burning hazardous waste. The matter was resolved in February for a penalty of $450,000.

      In March of 1994, EPA issued an administrative complaint against the Company seeking $125,000 in penalties for violations of the Clean Water Act at its Palmer, Puerto Rico facility, including permit violations.


- -------------------------------
      It is the view of management that none of the above described proceedings will have a material effect upon the Company's earnings, liquidity or competitive position.

      For further information regarding environmental matters, see page 14 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

      With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on certain foreign exchanges, including The Stock Exchange, London and the Tokyo Stock Exchange. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:


- ------------------------------------------------------------------------
                                   Common stock market price
                                   -------------------------   Dividends
(In dollars)                          High            Low       declared
- ------------------------------------------------------------------------
1993
      Fourth quarter              $107            $92 3/4           $.72
      Third quarter                100 7/8         94 1/2            .63
      Second quarter                96 3/8         88 1/4            .63
      First quarter                 91             80 7/8            .63
1992
      Fourth quarter                87 1/2         73 1/8            .63
      Third quarter                 79 3/4         73                .59
      Second quarter                79 5/8         72 3/4            .55
      First quarter                 80 3/4         73 5/8            .55

- ------------------------------------------------------------------------

      As of December 31, 1993, there were about 457,000 share owner accounts of record.

                                     (20)

Item 6.  Selected Financial Data

      Reported as data for revenues; earnings from continuing operations, earnings from continuing operations per share; earnings from discontinued operations, earnings before accounting changes; net earnings; net earnings per share; dividends declared per share; long-term borrowings; and total assets appearing on page 43 of the Annual Report to Share Owners for the fiscal year ended December 31, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Reported on pages 32-43 (and graphs on pages 25, 32, 33, 37, 38, 39, 40, 41 and 42) of the Annual Report to Share Owners for the fiscal year ended December 31, 1993.

Item 8.  Financial Statements and Supplementary Data

      See index under item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.





                                     (21)

                                   PART III

Item 10. Directors and Executive Officers of Registrant

Executive Officers of the Registrant (As of March 11, 1994)

                                                                               Date assumed
                                                                            Executive Officer
Name                       Position                                    Age       position
- ----                       --------                                    ---   ----------------
John F. Welch, Jr.         Chairman of the Board and Chief
                               Executive Officer                        58    April 1981
James R. Bunt              Vice President and Treasurer                 52    January 1993
William J. Conaty          Senior Vice President, Human Resources       48    October 1993
Dennis D. Dammerman        Senior Vice President, Finance               48    March 1984
Frank P. Doyle             Executive Vice President                     63    September 1981
Lewis S. Edelheit          Senior Vice President, Research and
                               Development                              51    November 1992
Paolo Fresco               Vice Chairman and Executive Officer          60    October 1987
Dale F. Frey               Vice President and President, GE Investment
                               Corporation                              61    January 1993
David C. Genever-Watling   Senior Vice President, GE Industrial
                               and Power Systems                        48    September 1990
Benjamin W. Heineman, Jr.  Senior Vice President, General Counsel
                               and Secretary                            50    September 1987
W. James McNerney, Jr.     Senior Vice President, GE Asia-Pacific       44    January 1992
Eugene F. Murphy           Senior Vice President, GE Aircraft Engines   58    October 1986
Robert L. Nardelli         Vice President, GE Transportation Systems    45    February 1992
Robert W. Nelson           Vice President, Financial Planning
                               and Analysis                             53    September 1991
John D. Opie               Senior Vice President, GE Lighting           56    August 1986
Gary M. Reiner             Vice President - Business Development        39    January 1991
Gary L. Rogers             Senior Vice President, GE Plastics           49    December 1989
James W. Rogers            Vice President, GE Motors                    43    May 1991
Brian H. Rowe              Chairman, GE Aircraft Engines                62    October 1979
Hellene S. Runtagh         Vice President, GE Information Services      45    March 1992
J. Richard Stonesifer      Senior Vice President, GE Appliances         57    January 1992
John M. Trani              Senior Vice President, GE Medical Systems    48    September 1986
Lloyd G. Trotter           Vice President, GE Electrical Distribution
                               and Control                              48    November 1992

      All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected.

      All Executive Officers have been executives of GE for the last five years except Robert L. Nardelli, Gary M. Reiner and Lewis S. Edelheit. Mr. Nardelli, who was an employee of GE from June 1971 through June 1988, was Executive Vice President and General Manager of J. I. Case, a manufacturer of construction equipment and farm machinery, from July 1988 to May 1991, and thereafter President of Camco, a Canadian subsidiary of GE that manufactures, distributes, sells and services appliances, until February 1992. Mr. Reiner was a Vice President of Boston Consulting Group, strategic planners and designers, prior to joining GE in 1991. Dr. Edelheit, who was an employee of GE from 1969 through 1985, was President and CEO of Quantum Medical Systems, Inc. (Quantum) from 1986 to August 1991, and thereafter Manager - Electronic Systems Research Center, GE Corporate Research and Development Laboratory, until November 1992.
Quantum is a venture capital-backed medical ultrasound company which was acquired by Siemens A.G. in July 1990.

                                     (22)

      The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 27, 1994.

Item 11. Executive Compensation

      Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Appreciation Rights and Stock Options," and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 27, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 27, 1994.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 27, 1994.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1. Financial statements applicable to General Electric Company and consolidated affiliates and contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1993.

                                                    Annual   10-K
                                                    Report   Report
                                                    Page(s)  Page(s)
                                                    -------  -------
         Statement of earnings for the years
            ended December 31, 1993, 1992 and 1991  26       F-2
         Statement of financial position at
            December 31, 1993 and 1992              28       F-4
         Statement of cash flows for the years
            ended December 31, 1993, 1992 and 1991  30       F-6
         Independent Auditors' Report               44       F-20
         Other financial information:
            Notes to consolidated financial
            statements                              45-64    F-21 to F-40
            Industry segment information            33-38,   F-9 to F-14
                                                    60-61    F-36 to F-37
           Geographic segment information           62       F-38
           Operations by quarter (unaudited)        64       F-40

   (a)2. Financial Statement Schedules for General Electric Company and consolidated affiliates.

                                     (23)

         Schedule                                              Page
         --------                                              ----
         II    Amounts Receivable from Related Parties and     F-41
               Underwriters, Promoters and Employees Other
               than Related Parties
         VIII  Valuation and Qualifying Accounts               F-42
         IX    Short-Term Borrowings                           F-43 to F-45
         X     Supplementary Income Statement Information      F-46

         The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (a)3. Exhibit Index

         (3) Restated Certificate of Incorporation, as amended, and By-laws, as amended, of General Electric Company. (i)

         (4) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

         (10) All of the following exhibits consist of Executive Compensation Plans or Arrangements:

                (a) General Electric Incentive Compensation Plan as amended effective July 1, 1991.(ii)

                (b) General Electric 1983 Stock Option-Performance Unit Plan. (iii)

                (c) General Electric Supplementary Pension Plan as amended effective July 1, 1991.(iv)

                (d) Amendment to General Electric Supplementary Pension Plan dated May 22, 1992.(v)

                (e) Amendment to General Electric Supplementary Pension Plan dated September 10, 1993.*

                (f) General Electric Deferred Compensation Plan for Directors as amended May 25, 1990.(vi)

                (g)   General Electric Insurance Plan for Directors.(vii)

                (h) General Electric Financial Planning Program, as amended through September 1993.*

                (i) General Electric Supplemental Life Insurance Program, as amended February 8, 1991.(viii)

                (j) General Electric Directors' Retirement and Optional Life Insurance Plan.(ix)

                                     (24)

                (k)   General Electric 1987 Executive Deferred Salary
                      Plan.(x)

                (l) General Electric 1989 Stock Option Plan for Non-Employee Directors.(xi)

                (m)   General Electric 1990 Long-Term Incentive Plan.(xii)

                (n)   General Electric 1991 Executive Deferred Salary
                      Plan. (xiii)

                (o)   General Electric 1994 Executive Deferred Salary
                      Plan. *

                (p) General Electric Directors' Charitable Gift Plan, as amended through May 1993. *

                (q) Restated Employment Agreement, dated January 2, 1992, and Restated U.K. Employment Agreement, dated January 3, 1992, in each case between the registrant and P. Fresco, an Executive Officer and Director of the registrant.(xiv)

                (r) General Electric Leadership Life Insurance Program, effective January 1, 1994. *

         (11)   Statement re Compilation of Per Share Earnings.*

         (12)   Computation of Ratio of Earnings to Fixed Charges.*

         (21)   Subsidiaries of Registrant.*

         (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-29024, 33-3908, 2-82072, 33-37106, 33-35922, 33-44593, 33-39596,
                33-39596-01, 33-47181, 33-47085 and 33-50639) and on Form
                S-8 (Registration Nos. 33-4239, 33-23441,
                33-24679, 2-84145, 33-47500 and 33-49053).*

         (24)   Power of attorney.*

         (99)(a)Income Maintenance Agreement, dated March 28, 1991, between the registrant and General Electric Capital Corporation.(xv)

             (b)Undertaking for Inclusion in Registration Statements on
                Form S-8 of General Electric Company. (xvi)

Notes to Exhibits
- -----------------

      (i) Incorporated by reference to Exhibit of the same number to General Electric Quarterly Report on Form 10-Q (Commission file number 1-35) for the quarter ended June 30, 1993.

                                     (25)

      (ii) Incorporated by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.

      (iii) Incorporated by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1988.

      (iv) Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.

      (v) Incorporated by reference to Exhibit 10(d) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.

      (vi) Incorporated by reference to Exhibit 10(f) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

      (vii) Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1980.

      (viii) Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

      (ix) Incorporated by reference to Exhibit 10(j) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986.

      (x) Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987.

      (xi) Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 26, 1989.

      (xii) Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held April 25, 1990.

      (xiii) Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

      (xiv) Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.

      (xv) Incorporated by reference to Exhibit 28(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

                                     (26)

      (xvi) Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.

      * Filed electronically herewith.

(b)   Reports on Form 8-K during the quarter ended December 31, 1993.

      There were no reports on Form 8-K filed by the registrant during the fourth quarter of 1993.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1993, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 11th day of March 1994.

                                          General Electric Company
                                                 (Registrant)



                                    By    Dennis D. Dammerman
                                          -----------------------------
                                          Senior Vice President-Finance
                                          (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signer                        Title                    Date
      ------                        -----                    ----

Dennis D. Dammerman
- ---------------------------
Senior Vice President-Finance       Principal Financial      March 11, 1994
                                        Officer

Philip D. Ameen
- ---------------------------
Comptroller                         Principal Accounting     March 11, 1994
                                        Officer

John F. Welch, Jr.*                  Chairman of the Board of Directors
                                        (Principal Executive Officer)

H. Brewster Atwater, Jr.*           Director
D. Wayne Calloway*                  Director
Silas S. Cathcart*                  Director
Lawrence E. Fouraker*               Director
Paolo Fresco*                       Director
Claudio X. Gonzalez*                Director
Henry H. Henley, Jr.*               Director
David C. Jones                      Director
Robert E. Mercer*                   Director
Gertrude G. Michelson*              Director
Barbara Scott Preiskel*             Director
Frank H. T. Rhodes*                 Director
Andrew C. Sigler*                   Director
Douglas A. Warner III*              Director

A majority of the Board of Directors

*By   Benjamin W. Heineman, Jr.
      --------------------------------
      Attorney-in-fact
      March 11, 1994

                                     (27)

Annual Report Page 25

 --------------------------------------------------------------------------
|
| FINANCIAL SECTION


 --------------------------------------------------------------------------
|
| CONTENTS

Independent Auditors' Report                                          44
Audited Financial Statements
Earnings                                                              26
Financial Position                                                    28
Cash Flows                                                            30
Notes to Consolidated Financial Statements                            45
Management's Discussion
Operations
   Consolidated Operations                                            32
   GE Operations                                                      33
      Industry Segments                                               33
   GECS Operations                                                    36
   International Operations                                           38
Financial Resources and Liquidity                                     39
Selected Financial Data                                               42
Financial Responsibility                                              44

- ------------------------------------------------------------------------------------------------------------
CHART:  REVENUES (In billions)
                               1989              1990              1991              1992               1993
                            $49.135           $52.619           $54.629           $57.073            $60.562
- ------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------
CHART:  EARNINGS PER SHARE BEFORE ACCOUNTING CHANGES (In dollars)
                               1989              1990              1991              1992               1993
                               $4.36             $4.85             $5.10             $5.51             $6.06
- ------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------
CHART:  DIVIDENDS PER SHARE (In dollars)
                               1989              1990              1991              1992               1993
                              $1.70             $1.92             $2.08             $2.32              $2.61
- ------------------------------------------------------------------------------------------------------------

Annual Report Page 26

 --------------------------------------------------------------------------
|
|STATEMENT OF EARNINGS

                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                     -----------------------------------
For the years ended December 31 (In millions)                            1993         1992          1991
- --------------------------------------------------------------       -----------------------------------
REVENUES
   Sales of goods                                                     $29,509      $29,575       $29,434
   Sales of services                                                    8,268        8,331         8,062
   Other income (note 3)                                                  735          799           792
   Earnings of GECS before accounting change                                -            -             -
   GECS revenues from operations (note 4)                              22,050       18,368        16,341
                                                                      -------      -------       -------
      Total revenues                                                   60,562       57,073        54,629
                                                                      -------      -------       -------
COSTS AND EXPENSES (note 5)
   Cost of goods sold                                                  22,606       22,107        21,498
   Cost of services sold                                                6,308        6,273         6,373
   Interest and other financial charges (note 7)                        6,989        6,860         7,401
   Insurance losses and policyholder and annuity benefits               3,172        1,957         1,623
   Provision for losses on financing receivables (note 8)                 987        1,056         1,102
   Other costs and expenses                                            13,774       12,494        10,834
   Minority interest in net earnings of consolidated
      affiliates                                                          151           53            72
                                                                      -------      -------       -------
      Total costs and expenses                                         53,987       50,800        48,903
                                                                      -------      -------       -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   ACCOUNTING CHANGES                                                   6,575        6,273         5,726
Provision for income taxes (note 9)                                    (2,151)      (1,968)       (1,742)
                                                                      -------      -------       -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGES           4,424        4,305         3,984
                                                                      -------      -------       -------
Earnings from discontinued operations, net of income taxes
   of $44, $248 and $259, respectively (note 2)                            75          420           451
Gain on transfer of discontinued operations, net
   of income taxes of $752                                                678            -             -
                                                                      -------      -------       -------
EARNINGS FROM DISCONTINUED OPERATIONS                                     753          420           451
                                                                      -------      -------       -------
EARNINGS BEFORE ACCOUNTING CHANGES                                      5,177        4,725         4,435
Cumulative effects of accounting changes (notes 6 and 22)                (862)           -        (1,799)
                                                                      -------      -------       -------
Net earnings                                                          $ 4,315      $ 4,725       $ 2,636
                                                                      =======      =======       =======
- --------------------------------------------------------------       -----------------------------------
NET EARNINGS PER SHARE (in dollars)
Continuing operations before accounting changes                       $  5.18      $  5.02       $  4.58
Discontinued operations before accounting changes                        0.88         0.49          0.52
                                                                      -------      -------       -------
Earnings before accounting changes                                       6.06         5.51          5.10
Cumulative effects of accounting changes                                (1.01)           -         (2.07)
                                                                      -------      -------       -------
Net earnings per share                                                  $5.05        $5.51         $3.03
                                                                      =======      =======       =======
- --------------------------------------------------------------      ------------------------------------
DIVIDENDS DECLARED PER SHARE (in dollars)                               $2.61        $2.32         $2.08
- --------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement.

Annual Report Page 27

- ---------------------------------------------------------------------------

                                                                               GE                                GECS
                                                                -------------------------------     -----------------------------
For the years ended December 31 (In millions)                      1993        1992        1991        1993        1992      1991
- ----------------------------------------------------------      ------------------------------      -----------------------------
REVENUES
   Sales of goods                                               $29,533     $29,595     $29,446     $     -     $     -   $     -
   Sales of services                                              8,289       8,348       8,075           -           -         -
   Other income (note 3)                                            730         812         798           -           -         -
   Earnings of GECS before accounting change                      1,807       1,499       1,275           -           -         -
   GECS revenues from operations (note 4)                             -           -           -      22,137      18,440    16,399
                                                                -------     -------     -------     -------     -------   -------
      Total revenues                                             40,359      40,254      39,594      22,137      18,440    16,399
                                                                -------     -------     -------     -------     -------   -------
COSTS AND EXPENSES (note 5)
   Cost of goods sold                                            22,630      22,127      21,510           -           -         -
   Cost of services sold                                          6,329       6,290       6,386           -           -         -
   Interest and other financial charges (note 7)                    525         768         893       6,473       6,122     6,536
   Insurance losses and policyholder and annuity benefits             -           -           -       3,172       1,957     1,623
   Provision for losses on financing receivables (note 8)             -           -           -         987       1,056     1,102
   Other costs and expenses                                       5,124       5,319       5,422       8,723       7,230     5,448
   Minority interest in net earnings of consolidated
      affiliates                                                     17          13          39         134          40        33
                                                                -------     -------     -------     -------     -------   -------
      Total costs and expenses                                   34,625      34,517      34,250      19,489      16,405    14,742
                                                                -------     -------     -------     -------     -------   -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   ACCOUNTING CHANGES                                             5,734       5,737       5,344       2,648       2,035     1,657
Provision for income taxes (note 9)                              (1,310)     (1,432)     (1,360)       (841)       (536)     (382)
                                                                -------     -------     -------     -------     -------   -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGES     4,424       4,305       3,984       1,807       1,499     1,275
                                                                -------     -------     -------     -------     -------   -------
Earnings from discontinued operations, net of income taxes
   of $44, $248 and $259, respectively (note 2)                      75         420         451           -           -         -
Gain on transfer of discontinued operations, net
   of income taxes of $752                                          678           -           -           -           -         -
                                                                -------     -------     -------     -------     -------   -------
EARNINGS FROM DISCONTINUED OPERATIONS                               753         420         451           -           -         -
                                                                -------     -------     -------     -------     -------   -------
EARNINGS BEFORE ACCOUNTING CHANGES                                5,177       4,725       4,435       1,807       1,499     1,275
Cumulative effects of accounting changes (notes 6 and 22)          (862)          -      (1,799)          -           -       (19)
                                                                -------     -------     -------     -------     -------   -------
NET EARNINGS                                                    $ 4,315     $ 4,725     $ 2,636     $ 1,807     $ 1,499   $ 1,256
                                                                =======     =======     =======     =======     =======   =======
- ---------------------------------------------------------------------------------------------------------------------------------

In the supplemental consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates"
columns on page 26.

Annual Report Page 28

 --------------------------------------------------------------------------
|
|STATEMENT OF FINANCIAL POSITION


                                                                                 General Electric Company
                                                                               and consolidated affiliates
                                                                            -------------------------------
At December 31 (In millions)                                                    1993                   1992
- ---------------------------------------------------------------------       -------------------------------
ASSETS
Cash and equivalents                                                        $  3,218               $  3,129
GECS trading securities (note 10)                                             30,165                 24,154
Investment securities (note 11)                                               26,811                 11,256
Securities purchased under agreements to resell                               43,463                 26,788
Current receivables (note 12)                                                  8,195                  7,150
Inventories (note 13)                                                          3,824                  4,574
GECS financing receivables (investment in time sales, loans and
   financing leases) - net (note 14)                                          63,948                 59,388
Other GECS receivables                                                        15,616                  8,025
Property, plant and equipment (including equipment leased
   to others) - net (note 15)                                                 21,228                 20,387
Investment in GECS                                                                 -                      -
Intangible assets (note 16)                                                   10,364                  9,510
All other assets (note 17)                                                    24,674                 16,625
Net assets of discontinued operations                                              -                  1,890
                                                                            --------               --------
TOTAL ASSETS                                                                $251,506               $192,876
                                                                             ========              ========
- ---------------------------------------------------------------------       -------------------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                             $ 62,135               $ 56,389
Accounts payable, principally trade accounts                                  11,956                  8,245
Securities sold under agreements to repurchase                                56,669                 36,014
Securities sold but not yet purchased, at market (note 19)                    15,332                 11,413
Progress collections and price adjustments accrued                             2,608                  2,150
Dividends payable                                                                615                    539
All other GE current costs and expenses accrued (note 20)                      6,414                  5,725
Long-term borrowings (note 18)                                                28,270                 25,376
Insurance reserves and annuity benefits (note 21)                             22,909                  7,948
All other liabilities (note 22)                                               12,009                  9,734
Deferred income taxes (note 23)                                                5,109                  4,540
                                                                            --------               --------
   Total liabilities                                                         224,026                168,073
                                                                            --------               --------
   Minority interest in equity of consolidated affiliates (note 24)            1,656                  1,344
                                                                            --------               --------
Common stock (926,564,000 shares issued)                                         584                    584
Other capital                                                                  1,398                    755
Retained earnings                                                             28,613                 26,527
Less common stock held in treasury                                            (4,771)                (4,407)
                                                                            --------               --------
   Total share owners' equity (notes 25 and 26)                               25,824                 23,459
                                                                            --------               --------
TOTAL LIABILITIES AND EQUITY                                                $251,506               $192,876
                                                                            ========               ========
- -----------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement.

Annual Report Page 29

- ---------------------------------------------------------------------------

                                                                                         GE                        GECS
                                                                             ---------------------       -----------------------
At December 31 (In millions)                                                    1993          1992           1993           1992
- -----------------------------------------------------------------------      ---------------------       -----------------------
ASSETS
Cash and equivalents                                                         $ 1,536       $ 1,189       $  1,682       $  1,940
GECS trading securities (note 10)                                                  -             -         30,165         24,154
Investment securities (note 11)                                                   19            32         26,792         11,224
Securities purchased under agreements to resell                                    -             -         43,463         26,788
Current receivables (note 12)                                                  8,561         7,462              -              -
Inventories (note 13)                                                          3,824         4,574              -              -
GECS financing receivables (investment in time sales, loans and
   financing leases) - net (note 14)                                               -             -         63,948         59,388
Other GECS receivables                                                             -             -         15,799          8,476
Property, plant and equipment (including equipment leased
   to others) - net (note 15)                                                  9,542         9,932         11,686         10,455
Investment in GECS                                                            10,809         8,884              -              -
Intangible assets (note 16)                                                    6,466         6,607          3,898          2,903
All other assets (note 17)                                                    10,377         7,505         14,297          9,196
Net assets of discontinued operations                                              -         1,890              -              -
                                                                             -------       -------       --------       --------
TOTAL ASSETS                                                                 $51,134       $48,075       $211,730       $154,524
                                                                             =======       =======       ========       ========
- -----------------------------------------------------------------------      ---------------------       -----------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                              $ 2,391       $ 3,448       $ 60,003       $ 53,183
Accounts payable, principally trade accounts                                   2,331         2,217          9,885          6,624
Securities sold under agreements to repurchase                                     -             -         56,669         36,014
Securities sold but not yet purchased, at market (note 19)                         -             -         15,332         11,413
Progress collections and price adjustments accrued                             2,608         2,150              -              -
Dividends payable                                                                615           539              -              -
All other GE current costs and expenses accrued (note 20)                      6,414         5,725              -              -
Long-term borrowings (note 18)                                                 2,413         3,420         25,885         21,957
Insurance reserves and annuity benefits (note 21)                                  -             -         22,909          7,948
All other liabilities (note 22)                                                8,482         7,096          3,529          2,638
Deferred income taxes (note 23)                                                 (299)         (329)         5,408          4,869
                                                                             -------       -------       --------       --------
   Total liabilities                                                          24,955        24,266        199,620        144,646
                                                                             -------       -------       --------       --------
   Minority interest in equity of consolidated affiliates (note 24)              355           350          1,301            994
                                                                             -------       -------       --------       --------
Common stock (926,564,000 shares issued)                                         584           584              1              1
Other capital                                                                  1,398           755          2,596          1,868
Retained earnings                                                             28,613        26,527          8,212          7,015
Less common stock held in treasury                                            (4,771)       (4,407)             -              -
                                                                             -------       -------       --------       --------
   Total share owners' equity (notes 25 and 26)                               25,824        23,459         10,809          8,884
                                                                             -------       -------       --------       --------
TOTAL LIABILITIES AND EQUITY                                                 $51,134       $48,075       $211,730       $154,524
                                                                             =======       =======       ========       ========
- --------------------------------------------------------------------------------------------------------------------------------

In the supplemental consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates"
columns on page 28.

Annual Report Page 30

 --------------------------------------------------------------------------
|
| STATEMENT OF CASH FLOWS

                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                    ------------------------------------
For the years ended December 31 (In millions)                            1993        1992           1991
- ---------------------------------------------------------------     ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                         $  4,315    $  4,725       $  2,636
Less earnings from discontinued operations                               (753)       (420)          (451)
Adjustments to reconcile net earnings to cash provided
   from operating activities
      Cumulative effects of accounting changes                            862           -          1,799
      Depreciation, depletion and amortization                          3,261       2,818          2,654
      Earnings retained by GECS                                             -           -              -
      Deferred income taxes                                               461         707            826
      Decrease (increase) in GE current receivables                      (571)        135           (215)
      Decrease in GE inventories                                          750         820            378
      Increase (decrease) in accounts payable                           3,345          57          1,151
      Increase in insurance reserves                                    1,479         703            725
      Provision for losses on financing receivables                       987       1,056          1,102
      Net change in certain broker-dealer accounts                        382       1,018         (1,548)
      All other operating activities                                   (4,407)     (2,111)        (1,952)
                                                                     --------    --------       --------
Net cash from continuing operations                                    10,111       9,508          7,105
Net cash from discontinued operations                                      76         741            392
                                                                     --------    --------       --------
CASH PROVIDED FROM OPERATING ACTIVITIES                                10,187      10,249          7,497
                                                                     --------    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                             (4,739)     (4,824)        (4,870)
Dispositions of property, plant and equipment                           1,155       1,793          1,090
Net increase in GECS financing receivables                             (4,164)     (4,683)        (7,254)
Payments for principal businesses purchased                            (2,090)     (2,013)        (3,769)
Proceeds from principal business dispositions                               -          90            604
All other investing activities                                         (6,639)     (3,823)        (2,045)
                                                                     --------    --------       --------
Cash for investing activities - continuing operations                 (16,477)    (13,460)       (16,244)
Cash from (used for) investing activities
   - discontinued operations                                              886         (93)          (117)
                                                                     --------    --------       --------
CASH USED FOR INVESTING ACTIVITIES                                    (15,591)    (13,553)       (16,361)
                                                                     --------    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)                   4,464       3,092          6,126
Newly issued debt (maturities more than 90 days)                       15,468      13,084         15,374
Repayments and other reductions (maturities more
   than 90 days)                                                      (11,853)     (9,008)       (10,158)
Disposition of GE shares from treasury (mainly for
   employee plans)                                                        406         425            410
Purchase of GE shares for treasury                                       (770)     (1,206)        (1,112)
Dividends paid to share owners                                         (2,153)     (1,925)        (1,780)
All other financing activities                                            (69)          -              -
                                                                     --------    --------       --------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                      5,493       4,462          8,860
                                                                     --------    --------       --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                    89       1,158             (4)
Cash and equivalents at beginning of year                               3,129       1,971          1,975
                                                                     --------    --------       --------
Cash and equivalents at end of year                                  $  3,218    $  3,129       $  1,971
                                                                     ========    ========       ========
- --------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                               $ (6,689)   $ (6,477)      $ (7,145)
Cash paid during the year for income taxes                             (1,644)     (1,033)        (1,244)
- --------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement.

Annual Report Page 31
- ---------------------------------------------------------------------------

                                                                          GE                                 GECS
                                                           -------------------------------     ------------------------------
For the years ended December 31 (In millions)                   1993        1992      1991         1993       1992       1991
- ---------------------------------------------------------  -------------------------------     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                 $ 4,315     $ 4,725   $ 2,636      $ 1,807    $ 1,499    $ 1,256
Less earnings from discontinued operations                      (753)       (420)     (451)           -          -          -
Adjustments to reconcile net earnings to cash provided
   from operating activities
      Cumulative effects of accounting changes                   862           -     1,799            -          -         19
      Depreciation, depletion and amortization                 1,631       1,483     1,429        1,630      1,335      1,225
      Earnings retained by GECS                               (1,197)       (999)     (925)           -          -          -
      Deferred income taxes                                      120         675       271          341         32        555
      Decrease (increase) in GE current receivables             (625)         68      (109)           -          -          -
      Decrease in GE inventories                                 750         820       378            -          -          -
      Increase (decrease) in accounts payable                    114         (43)     (203)       3,246        139      1,391
      Increase in insurance reserves                               -           -         -        1,479        703        725
      Provision for losses on financing receivables                -           -         -          987      1,056      1,102
      Net change in certain broker-dealer accounts                 -           -         -          382      1,018     (1,548)
      All other operating activities                             (16)     (1,736)   (1,199)      (4,419)      (439)      (754)
                                                             -------     -------   -------      -------    -------    -------
Net cash from continuing operations                            5,201       4,573     3,626        5,453      5,343      3,971
Net cash from discontinued operations                             76         741       392            -          -          -
                                                             -------     -------   -------      -------    -------    -------
CASH PROVIDED FROM OPERATING ACTIVITIES                        5,277       5,314     4,018        5,453      5,343      3,971
                                                             -------     -------   -------      -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                    (1,588)     (1,445)   (2,126)      (3,151)    (3,379)    (2,744)
Dispositions of property, plant and equipment                     55          46        61        1,100      1,747      1,029
Net increase in GECS financing receivables                         -           -         -       (4,164)    (4,683)    (7,254)
Payments for principal businesses purchased                        -           -      (933)      (2,090)    (2,013)    (2,836)
Proceeds from principal business dispositions                      -          90       327            -          -        277
All other investing activities                                   298        (103)      (60)      (6,914)    (3,668)    (2,125)
                                                             -------     -------   -------      -------    -------    -------
Cash for investing activities - continuing operations         (1,235)     (1,412)   (2,731)     (15,219)   (11,996)   (13,653)
Cash from (used for) investing activities
   - discontinued operations                                     886         (93)     (117)           -          -          -
                                                             -------     -------   -------      -------    -------    -------
CASH USED FOR INVESTING ACTIVITIES                              (349)     (1,505)   (2,848)     (15,219)   (11,996)   (13,653)
                                                             -------     -------   -------      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)             46        (763)      483        4,462      3,895      5,641
Newly issued debt (maturities more than 90 days)                 215       1,331     2,136       15,253     11,753     13,238
Repayments and other reductions (maturities more
   than 90 days)                                              (2,325)     (1,528)   (1,573)      (9,528)    (7,480)    (8,585)
Disposition of GE shares from treasury (mainly for
   employee plans)                                               406         425       410            -          -          -
Purchase of GE shares for treasury                              (770)     (1,206)   (1,112)           -          -          -
Dividends paid to share owners                                (2,153)     (1,925)   (1,780)        (610)      (500)      (350)
All other financing activities                                     -           -         -          (69)         -          -
                                                             -------     -------   -------      -------    -------    -------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES            (4,581)     (3,666)   (1,436)       9,508      7,668      9,944
                                                             -------     -------   -------      -------    -------    -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR          347         143      (266)        (258)     1,015        262
Cash and equivalents at beginning of year                      1,189       1,046     1,312        1,940        925        663
                                                             -------     -------   -------      -------    -------    -------
Cash and equivalents at end of year                          $ 1,536     $ 1,189   $ 1,046      $ 1,682    $ 1,940    $   925
                                                             =======     =======   =======      =======    =======    =======
- -----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for interest                       $  (473)    $  (570)  $  (761)     $(6,216)   $(5,907)   $(6,384)
Cash paid during the year for income taxes                    (1,455)       (936)   (1,343)        (189)       (97)        99
- -----------------------------------------------------------------------------------------------------------------------------

In the supplemental consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates"
columns on page 30.

Annual Report Page 32

 --------------------------------------------------------------------------
|
| MANAGEMENT'S DISCUSSION OF OPERATIONS

OVERVIEW

General Electric Company's consolidated financial statements represent the combination of the Company's manufacturing and nonfinancial services businesses ("GE") and the accounts of General Electric Capital Services, Inc. ("GECS"). See note 1 to the consolidated financial statements, which explains how the various financial data are presented.

      Management's Discussion of Operations is in four parts: Consolidated Operations, GE Operations, GECS Operations and, on page 38, International Operations.

CONSOLIDATED OPERATIONS

1993 WAS ANOTHER SUCCESSFUL YEAR for the General Electric Company in a difficult global economy, reflecting solid operating performance in all of the businesses in its diversified portfolio except, as expected, Aircraft Engines. Consolidated revenues increased 6% to $60.6 billion, led by GE Capital Services, Power Systems, Transportation Systems, Appliances, and Electrical Distribution and Control.

CONSOLIDATED EARNINGS were $4.315 billion compared with $4.725 billion in 1992 and $2.636 billion in 1991. Three important factors should be considered in evaluating the Company's 1993 operations - restructuring provisions, discontinued operations and the effect of an accounting change. Each of these factors is discussed separately below. Without these items, 1993 earnings would have been $5.102 billion, up 16% from the comparable 1992 level. Particularly good results were reported in GE Capital Services, NBC, Plastics and Power Systems.

         * Restructuring provisions in 1993 amounted to $678 million after taxes. These provisions cover costs of a plan that will enhance the Company's global competitiveness. The approved plan includes explicit programs that will result in the closing, downsizing and streamlining of certain production, service and administration facilities worldwide. Costs include, among other things, asset write-offs, lease terminations and severance benefits. See Industry Segments beginning on page 33 for further information on restructuring.

         * Discontinued operations reported earnings of $753 million ($.88 per share), up $333 million from 1992. The increase included a gain of $678 million ($.79 per share) resulting from transfer of the Aerospace businesses at the beginning of the second quarter, which was partially offset by the absence of nine months of 1992 earnings ($326 million) and lower first-quarter 1993 earnings ($19 million).



         * Accounting changes included the 1993 adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. The transition effect of this accounting change decreased net earnings by $862 million ($1.01 per share), with a corresponding decrease in share owners' equity. See note 22 for a further discussion of SFAS No. 112.

      The 1991 accounting change, adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, had the transition effect of reducing net earnings by $1,799 million ($2.07 per share), with a corresponding decrease in share owners' equity.

      As a result of these noncash charges, the return on average share owners' equity was reduced to 17.5% in 1993 and 12.2% in 1991, compared with 20.9% in 1992.

NEW ACCOUNTING STANDARDS include SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which modifies the accounting that applies when it is probable that all amounts due under contractual terms of a loan will not be collected. Management does not believe that this Statement, required to be adopted no later than the first quarter of 1995, will have a material effect on the Company's financial position or results of operations, although such effect will depend on the facts at the time of adoption.

DIVIDENDS DECLARED totaled $2.229 billion in 1993. Per-share dividends of $2.61 were up 13% from the previous year's $2.32 per share, marking the 18th consecutive year of dividend growth. Dividends declared per share increased 12% in 1992 over 1991, following an 8% increase the year before. Even though substantial dividends were paid, the Company retained sufficient earnings to invest in new plant and equipment for a wide variety of capital expenditure projects, particularly those which increase productivity, and to provide adequate financial resources for internal and external growth opportunities.

- ------------------------------------------------------------------------------------------------------
CHART:  EARNINGS BEFORE ACCOUNTING CHANGES (In billions)
                                      1989            1990          1991           1992           1993
Continuing operations               $3.503          $3.889        $3.984         $4.305         $4.424
Discontinued operations              0.436           0.414         0.451          0.420          0.753
- ------------------------------------------------------------------------------------------------------

Annual Report Page 33
- ---------------------------------------------------------------------------
GE OPERATIONS

GE TOTAL REVENUES of $40.4 billion in 1993 were about the same as 1992's revenues, which were up about 2% from $39.6 billion in 1991.

    * GE's sales of goods and services were essentially unchanged during the three-year period, with the sales effects of changes in volume and prices differing markedly among its businesses. Overall, volume was about 2% higher in 1993 than in 1992, with good increases in Plastics, Transportation Systems, Appliances and Power Systems that were partially offset by reduced shipments in Aircraft Engines and lower advertising revenues in NBC, principally because there was no counterpart to the 1992 Summer Olympics. Lower 1993 selling prices in many businesses, particularly Plastics, Medical Systems and Lighting, offset the net volume increase. Sales in 1992 were up about 1% from 1991 because of the effect of about 2% higher shipment volume, approximately one-half of which was offset by lower selling prices.

    * GE's other income from a wide variety of sources was $730 million in 1993, $812 million in 1992 and $798 million in 1991. Details of GE's other income are in note 3.

    * Earnings of GECS were up 21% in 1993 following an 18% increase the year before. See page 36 for details of these earnings.

TOTAL COSTS AND EXPENSES FOR GE were virtually flat for the three-year period, despite much higher restructuring provisions in 1993. Principal elements of these costs and expenses are costs of goods and services sold; selling, general and administrative expense; and interest expense.

    * Operating margin is sales of goods and services less the costs of goods and services sold and selling, general and administrative expenses. After restructuring provisions, operating margin was 9.9% of sales in 1993 compared with 11.1% in 1992 and 11.2% in 1991. Before such provisions, GE's operating margins were 12.5% in 1993 compared with 11.5% in 1992 and 1991. In 1993, all businesses other than Aircraft Engines increased their margin rates before restructuring by one to five full points. Strong 1992 operating margin improvements in Power Systems, NBC and Medical Systems were offset by the effects of reduced volume at Aircraft Engines and pricing pressures at both Plastics and Aircraft Engines.

    * Total cost productivity (sales in relation to costs on a constant dollar basis) was 3.8% in 1993 compared with 4.3% in 1992 and 3.9% in 1991, and it more than offset the impact of inflation on the Company in all three years. Lower volume at Aircraft Engines more than explained the 1993 decline. Excluding Aircraft Engines, productivity was 5.3% in 1993 compared with 4.8% in 1992.

- ------------------------------------------------------------------------------------------------------
CHART:  GE/S&P DIVIDENDS PER SHARE INCREASE COMPARED WITH 1988
                         1989              1990              1991              1992              1993
GE                       16.4%             31.5%             42.5%             58.9%             78.8%
S&P 500                  13.6              24.4              25.4              27.2              30.6
- ------------------------------------------------------------------------------------------------------

    * Interest expense in 1993 was $525 million, down 32% from $768 million in 1992. The lower interest expense was attributable to a decrease in the average level of borrowings and, to a lesser extent, lower interest rates. Interest expense decreased 14% in 1992 compared with 1991, primarily because of lower rates.

      GE enters 1994 on a strong note, with excellent cash flows and a strong balance sheet. The Company continues to be well positioned to capitalize on both global growth opportunities and gradual improvement in the U.S. economy in the coming year.

GE INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the last five years are shown in the table on page 35. Revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices. Intersegment revenues are shown in note 29. Operating profit includes provisions for restructuring actions. Corporate items not traceable to segments includes provision of $80 million to cover costs associated with rationalization of corporate facilities.

    * AIRCRAFT ENGINES revenues were down 11% from the 1992 level, which was 5% lower than in 1991. The decreases reflected the continuing weakness in shipments of engines and spare parts in both the military and commercial markets, which were only partially offset by higher sales of aeroderivative engines for marine and industrial applications and, in 1993, by consolidation of a recently acquired overhaul facility in the United Kingdom. Even with these market conditions, 1993 operating profit totaled $798 million, a 37% decline from 1992 following an 8% decrease the year before. The decreases were largely due to lower volume discussed above and, in 1993, provisions for restructuring of $267 million covering incremental costs associated with closing and relocating certain manufacturing

Annual Report Page 34
- ---------------------------------------------------------------------------

and warehousing facilities to reduce the cost structure of the business in line with lower volume.

      About $2.4 billion of 1993 revenues were from sales to the U.S. government, about the same as 1992 but down from $3.0 billion in 1991. Revenues associated with development of the F414 engine for the U.S. Navy's top-priority fighter offset declines in other diversified programs.

      Firm orders received during 1993 totaled $5.7 billion compared with $5.9 billion in 1992 and $6.3 billion in 1991. The firm order backlog declined to $7.7 billion at the end of 1993 from $9.5 billion at the end of 1992, reflecting a $0.9 billion excess of revenues over new orders and cancellations of $0.9 billion. Approximately 34% of the backlog was scheduled for delivery in 1994.

      The dual impact of declining military sales and weakness in commercial airline markets worldwide makes it unlikely that revenues and operating profit will rebound to levels of the early 1990s until, at the earliest, the 1996 to 1997 time frame. Management has taken aggressive actions over the past three years to respond to these market realities, reducing the work force by about 13,000 employees through layoffs and attrition, and it will continue to monitor the changing business conditions closely.

    * APPLIANCES revenues were up 4% from 1992, with volume improvement in all core appliance lines, mostly as a result of continued improvement in U.S. markets and slightly higher share. A 4% decrease in 1993 operating profit resulted principally from $136 million of restructuring provisions covering costs associated with closing, downsizing and consolidating consumer service and production facilities to enhance productivity. Benefits from 1993 productivity gains partially offset the effect of these provisions. Revenues were up 2% in 1992, reflecting increased demand in U.S. markets, particularly for refrigerators and ranges. A 4% decrease in 1992 operating profit resulted principally from lower selling prices, cost increases and significant investment in new products and services, the combination of which more than offset the higher volume and productivity gains.

    * BROADCASTING revenues were down 8% in 1993, primarily because there was no counterpart to the 1992 Summer Olympic Games. Operating profit, however, increased 29% despite $81 million of restructuring provisions to cover lease terminations, associated asset write-offs and other incremental costs to enhance productivity. The increase resulted mainly from absence of a counterpart to the programming costs associated with the Olympic Games and generally lower 1993 overhead costs. Cable operations posted significant gains in both revenues and operating profit. Operating profit declined 2% in 1992 from the prior year on an 8% increase in revenues. The decline was caused by the lack of a counterpart to the 1991 gain on the sale of NBC's interest in the RCA Columbia Home Video joint venture and the negative impact of the Summer Olympics, both of which were substantially offset by cost-control measures, double-digit profit increases at five of NBC's six owned-and-operated television stations and NBC Cable's first full year of operating profit.

    * INDUSTRIAL revenues in 1993 were 7% higher than in 1992, mainly because of significantly higher locomotive shipments. Operating profit declined 12%, however, largely because of restructuring provisions of $211 million to cover incremental costs of downsizing and consolidating production and logistical operations worldwide, and because of weak prices in most businesses. Both of these factors were only partially offset by very good productivity across the segment and substantially improved Lighting operations in Europe. In 1992, operating profit was about the same as in 1991 on slightly higher revenues, reflecting pricing pressures, cost increases and lower locomotive shipments, which were about offset by strong productivity throughout the segment and by higher revenues and operating profit in the Lighting business, including the effect of the 1992 consolidation of Thorn.

    * MATERIALS revenues increased 4% in 1993, primarily as a result of double-digit volume growth in U.S. and Asian markets, which was partially offset by worldwide price declines. Operating profit was 13% higher than in 1992 as substantial productivity improvements, material cost decreases and favorable exchange gains much more than offset the lower prices, the impact of inflation and $52 million of restructuring provisions for equipment write-offs and downsizing of European operations. Revenues increased 2% in 1992, principally because of a higher physical volume of shipments. Operating profit, however, decreased 8% because the combination of significant price erosion and cost inflation exceeded productivity gains.

    * POWER SYSTEMS revenues increased by 5% in 1993 as higher levels of gas turbine shipments, increased sales of nuclear fuel and volume increases in the Industrial Systems and Services business more than offset lower sales in Power Delivery. Operating profit increased 10% over 1992, principally on the strength of gas turbine revenues and productivity, the combination of which more than offset restructuring provisions of $124 million to cover, principally, incremental costs of facility demolitions, associated asset write-offs and downsizing of the apparatus service business. Operating profit was 18% higher in 1992 than in 1991 on 3% higher revenues, mainly reflecting Power Generation's volume growth in the gas turbine business and productivity gains. Power Systems orders totaled $7.0 billion for 1993 compared with the very strong $7.5 billion and $8.0 billion in 1992 and 1991, respectively. The Power Systems backlog was $9.9 billion at the end of 1993, down

Annual Report Page 35

 --------------------------------------------------------------------------
|
|SUMMARY OF INDUSTRY SEGMENTS

                                                                      General Electric Company and consolidated affiliates
                                                             -------------------------------------------------------------------
For the years ended December 31 (In millions)                   1993          1992          1991           1990             1989
- --------------------------------------------------------------------------------------------------------------------------------
REVENUES
   GE
      Aircraft Engines                                       $ 6,580       $ 7,368       $ 7,777        $ 7,504          $ 6,862
      Appliances                                               5,555         5,330         5,225          5,592            5,358
      Broadcasting                                             3,102         3,363         3,121          3,236            3,392
      Industrial                                               7,379         6,907         6,783          6,644            6,689
      Materials                                                5,042         4,853         4,736          5,140            4,944
      Power Systems                                            6,692         6,371         6,189          5,600            5,104
      Technical Products and Services                          4,174         4,674         4,686          4,259            4,049
      All Other                                                2,043         1,749         1,545          1,369            1,246
      Corporate items and eliminations                          (208)         (361)         (468)          (285)            (433)
                                                             -------       -------       -------        -------          -------
         Total GE                                             40,359        40,254        39,594         39,059           37,211
                                                             -------       -------       -------        -------          -------
   GECS
      Financing                                               12,399        10,544        10,069          9,000            7,333
      Specialty Insurance                                      4,862         3,863         2,989          2,853            2,710
      Securities Broker-Dealer                                 4,861         4,022         3,346          2,923            2,897
      All Other                                                   15            11            (5)            (2)               5
                                                             -------       -------       -------        -------          -------
         Total GECS                                           22,137        18,440        16,399         14,774           12,945
                                                             -------       -------       -------        -------          -------
   Eliminations                                               (1,934)       (1,621)       (1,364)        (1,214)          (1,021)
                                                             -------       -------       -------        -------          -------
      CONSOLIDATED REVENUES                                  $60,562       $57,073       $54,629        $52,619          $49,135
                                                             =======       =======       =======        =======          =======
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT
   GE
      Aircraft Engines                                       $   798       $ 1,274       $ 1,390        $ 1,253          $ 1,050
      Appliances                                                 372           386           400            435              386
      Broadcasting                                               264           204           209            477              603
      Industrial                                                 782           888           885            910              847
      Materials                                                  834           740           800          1,010            1,055
      Power Systems                                            1,143         1,037           882            666              471
      Technical Products and Services                            706           912           693            538              538
      All Other                                                2,036         1,717         1,513          1,295            1,103
                                                             -------       -------       -------        -------          -------
         Total GE                                              6,935         7,158         6,772          6,584            6,053
                                                             -------       -------       -------        -------          -------
   GECS
      Financing                                                1,727         1,366         1,327          1,267            1,152
      Specialty Insurance                                        770           641           501            457              361
      Securities Broker-Dealer                                   439           300           119            (54)             (53)
      All Other                                                 (288)         (272)         (290)          (275)            (322)
                                                             -------       -------       -------        -------          -------
         Total GECS                                            2,648         2,035         1,657          1,395            1,138
                                                             -------       -------       -------        -------          -------
   Eliminations                                               (1,794)       (1,485)       (1,259)        (1,073)            (903)
                                                             -------       -------       -------        -------          -------
      CONSOLIDATED OPERATING PROFIT                            7,789         7,708         7,170          6,906            6,288
   GE interest and financial charges, net of eliminations       (529)         (752)         (881)          (941)            (715)
   GE items not traceable to segments                           (685)         (683)         (563)          (480)            (552)
                                                             -------       -------       -------        -------          -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND ACCOUNTING CHANGES                                    $ 6,575       $ 6,273       $ 5,726        $ 5,485          $ 5,021
                                                             =======       =======       =======        =======          =======

- --------------------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc.
and all of its affiliates and associated companies. Operating profit of GE segments excludes interest and other financial charges;
operating profit of GECS includes interest and discount expense, which is the largest element of GECS' operating costs.

Annual Report Page 36
- ---------------------------------------------------------------------------

4% from December 31, 1992, mainly because of the transfer of a component that procured materials for the U.S. Navy. Approximately 40% of the 1993 backlog was scheduled for shipment during 1994.

    * TECHNICAL PRODUCTS AND SERVICES revenues were down 11% in 1993, principally because of 1992 transfers, dispositions and realignment of the former Communications and Services businesses (other than GE Information Services). Increased physical volume of 1993 Medical Systems sales, up about 4% because of international sales, was largely offset by continuing pricing pressures worldwide. Segment operating profit in 1993 was down sharply, mainly because there was no counterpart to the 1992 gain on realignment of the equity position of GE and Ericsson in their mobile communications joint venture and because of restructuring provisions of $60 million to downsize manufacturing and services operations worldwide. Both of these factors were only partially offset by productivity gains and substantially improved Medical Systems operations in Europe. Operating profit was up 32% in 1992 over 1991 on flat revenues, primarily because of the aforementioned gain, strong productivity and much improved results in GE Information Services. Orders received by Medical Systems in 1993 were down slightly from 1992's strong performance. A decline in U.S. equipment markets more than offset growth in international orders. The backlog of unfilled orders at year-end 1993 was $1.7 billion ($1.8 billion at the end of 1992), about 80% of which was scheduled to be shipped in 1994.

    * ALL OTHER consists primarily of GECS' earnings, which are discussed below. Also included are revenues derived from licensing use of GE know-how to others.

GECS OPERATIONS

GECS conducts its business in three segments. Financing segment includes financing operations of GE Capital Corporation (GE Capital). Specialty Insurance segment includes operations of Employers Reinsurance Corporation
(ERC) and the insurance businesses of GE Capital described on page 61. Securities Broker-Dealer segment includes operations of Kidder, Peabody Group Inc. (Kidder, Peabody).

GECS' EARNINGS were $1.807 billion in 1993, 21% higher than 1992's earnings, which were 18% more than comparable 1991 earnings. The 1993 increase reflected strong performance in the Financing segment, mainly as a result of a favorable interest-rate environment, asset growth and improved asset quality. Earnings in GECS' Securities Broker-Dealer and Specialty Insurance segments also were substantially higher in 1993, following sharp improvements in 1992.

GECS' PRINCIPAL COST IS FOR INTEREST on borrowings. Interest expense in 1993 was $6.5 billion, 6% higher than in 1992, which was 6% lower than in 1991. The 1993 increase was a result of funding increased security positions in the Securities Broker-Dealer segment, partially offset by substantially lower rates on higher average borrowings in the Financing segment. The 1992 decrease reflected substantially lower interest rates, which more than offset the effects of higher average borrowings. The composite interest rate on GECS' borrowings was 4.96% in 1993 compared with 5.78% in 1992 and 7.46% in 1991.

GECS' OTHER COSTS AND EXPENSES increased to $8.7 billion in 1993 from $7.2 billion in 1992 and $5.4 billion in 1991, reflecting higher investment levels and acquisitions of businesses and portfolios.

GECS' INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the past five years are shown in the table on page 35. Revenues from operations (earned income) are detailed in note 4.

    * FINANCING segment operating profit of $1.727 billion in 1993 was up 26% from 1992, which was 3% higher than in 1991. Asset growth and increased financing spread, the excess of yield (rates earned) over interest rates on borrowings, were significant factors in both years. Assets grew 30% during 1993 and 10% in 1992 because of acquisitions of businesses and portfolios, including the 1993 annuity business acquisitions, and because of higher origination volume. During both years, the effects of declining interest rates on borrowings resulted in increased financing spreads. Yields on assets were essentially flat in 1993 compared with 1992, following a decline from 1991. Other costs and expenses increased in 1993 and 1992, mainly because of asset growth.

      The portfolio of financing receivables, $63.9 billion and $59.4 billion at the end of 1993 and 1992, respectively, is the Financing segment's largest asset and the primary source of its revenues. Related allowances for losses at the end of 1993 aggregated $1.7 billion (2.63% of receivables - the same level as 1992) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the Financing segment investment portfolio follows. Further details are included in note 14.

      Consumer loans receivable, primarily retailer and auto receivables, were $17.3 billion and $14.8 billion at the end of 1993 and 1992, respectively. GECS' investment in consumer auto finance lease receivables was $5.6 billion and $4.8 billion at the end of 1993 and 1992, respectively. Nonearning receivables, 1.7% of total loans and leases (2.1% at the end of 1992), amounted to $391 million at the end of 1993. The provision for losses on retailer and auto financing receivables was $469 million in 1993, a 19%

Annual Report Page 37
- ---------------------------------------------------------------------------

decrease from $578 million in 1992, reflecting reduced consumer delinquencies and intensified collection efforts, particularly in Europe. Most nonearning receivables were private-label credit card receivables, the majority of which were subject to various loss-sharing arrangements that provide full or partial recourse to the originating retailer.

      Commercial real estate loans classified as finance receivables by GE Capital's Commercial Real Estate business were $10.9 billion at December 31, 1993, up $0.4 billion from the end of 1992. In addition, the investment portfolio of GECS' annuity business, acquired during 1993, included $1.1 billion of commercial property loans. Commercial real estate loans are generally secured by first mortgages. In addition to loans, Commercial Real Estate's portfolio also included in other assets $2.2 billion of assets that were purchased for resale from Resolution Trust Corporation (RTC) and other institutions and $1.4 billion of investments in real estate joint ventures. In recent years, GECS has been one of the largest purchasers of assets from RTC and others, growing its portfolio of properties acquired for resale by $1.1 billion in 1993. To date, values realized on these assets have met or exceeded expectations at the time of purchase. Investments in real estate joint ventures have been made as part of original financings and in conjunction with loan restructurings where management believes that such investments will enhance economic returns.

      Commercial Real Estate's foreclosed properties at the end of 1993 declined to $110 million from $187 million at the end of 1992.

      At December 31, 1993, Commercial Real Estate's portfolio included loans secured by and investments in a variety of property types that were well dispersed geographically. Property types included apartments (36%), office buildings (32%), shopping centers (14%), mixed use (8%) and industrial and other (10%). These properties were located mainly across the United States as follows - Mid-Atlantic (21%), Northeast (20%), Southwest (19%), West (15%), Southeast (12%), Central (8%) - with the remainder (5%) across Canada and Europe. Nonearning and reduced earning receivables declined to $272 million in 1993 from $361 million in 1992, reflecting proactive management of delinquent receivables as well as write-offs. Loss provisions for Commercial Real Estate's investments were $387 million in 1993 ($248 million related to receivables and $139 million to other assets) compared with $299 million and $213 million in 1992 and 1991, respectively, as the portfolio continued to be adversely affected by the weakened commercial real estate market.

      Highly leveraged transaction (HLT) portfolio represents financing provided for highly leveraged management buyouts and corporate recapitalizations. The portion of those

- ---------------------------------------------------------------------------------
CHART:  GECS' REVENUES (In billions)
   1989                1990              1991              1992              1993
$12.945             $14.774           $16.399           $18.440           $22.137
- ---------------------------------------------------------------------------------

investments classified as financing receivables was $3.3 billion at the end of 1993 compared with $5.3 billion at the end of 1992, as substantial repayments reduced this liquidating portfolio. The year-end balance of amounts that had been written down to estimated fair value and carried in other assets as a result of restructuring or in-substance repossession aggregated $544 million at the end of 1993 and $513 million at the end of 1992 (net of allowances of $244 million and $224 million, respectively).

      Nonearning and reduced earning receivables declined to $139 million at the end of 1993 from $429 million the prior year. Loss provisions for HLT investments were $181 million in 1993 ($80 million related to receivables and $101 million to other assets) compared with $573 million in 1992 and $328 million in 1991. Nonearning and reduced earning receivables as well as loss provisions were favorably affected by the stronger economic climate during 1993 as well as by the successful restructurings implemented during the past few years.

      Other financing receivables, approximately $26 billion, consisted primarily of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio grew approximately $2 billion during 1993, while nonearning and reduced earning receivables decreased $46 million to $98 million at year end.

      GECS had loans and leases to commercial airlines, as discussed in note 17, that aggregated about $6.8 billion at the end of 1993, up from $6 billion at the end of 1992. At year-end 1993, GECS' commercial aircraft positions included conditional commitments to purchase aircraft at a cost of $865 million and financial guaranties and funding commitments amounting to $450 million. These purchase commitments are subject to the aircraft having been placed on lease under agreements, and with carriers, acceptable to GECS prior to delivery. Expenses associated with redeployment and refurbishment of owned aircraft

Annual Report Page 38

- ---------------------------------------------------------------------------

totaled $112 million in 1993 compared with nominal amounts in prior years. GECS' increasing investment demonstrates its continued long-term commitment to the airline industry.

    * SPECIALTY INSURANCE operating profit of $770 million in 1993 was 20% higher than in 1992, following an increase of 28% from 1991. The 1993 results reflected higher premium volume from bond refunding in the financial guaranty insurance business as well as reduced claims expense in the creditor insurance business. Higher volume and investment income at GECS' private mortgage and financial guaranty insurance businesses were the principal factors contributing to 1992's increase.

    * SECURITIES BROKER-DEALER (Kidder, Peabody) operating profit was $439 million in 1993, up 46% from 1992's record $300 million, which was $181 million higher than in 1991. Strong performances in both years reflected higher investment income from trading and investment banking activities. Favorable market conditions were an important factor in both years. Higher interest expense in both years reflected costs associated with funding increased security positions. Operating and administrative expenses increased in both years, primarily because of the revenue growth and, in 1992, because of costs associated with certain litigation settlements.

ENTERING 1994, management believes that the diversity and strength of GECS' assets, along with vigilant attention to risk management, position it to deal effectively with a global and changing competitive and economic landscape.

INTERNATIONAL OPERATIONS

Estimated results of international operations include all exports from the United States plus the results of GE's and GECS' operations located outside the United States. International revenues were $18.5 billion (31% of consolidated revenues) compared with $18.0 billion in 1992 and $16.9 billion in 1991. In 1993, about 40% of GE's sales of goods and services were international, approximately the same as in the previous two years. The chart below left shows the growth in international revenues in relation to total revenues over the past five years. International operating profit was $2.4 billion (31% of consolidated operating profit) in 1993, $2.3 billion in 1992 and $2.4 billion in 1991.

      The accompanying financial results reported in U.S. dollars are unavoidably affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Also, international activity is diverse, as shown for revenues in the chart at the bottom of this column, and not concentrated in any single currency.



      GE's export sales by major world areas are as follows.

- ----------------------------------------------------------------------------
GE'S EXPORTS FROM THE UNITED STATES TO EXTERNAL CUSTOMERS

(In millions)                            1993           1992            1991
- ----------------------------------------------------------------------------

Pacific Basin                          $2,645         $2,696          $2,408
Europe                                  2,320          2,018           2,342
Americas                                  981          1,126           1,008
Other                                   1,039          1,079           1,094
                                       ------         ------          ------
                                       $6,985         $6,919          $6,852
                                       ======         ======          ======
- ----------------------------------------------------------------------------

      Exports from GE operations in the United States to their affiliates totaled $1.513 billion in 1993, $1.281 billion in 1992 and $1.246 billion in 1991.

      GE made a positive 1993 contribution of more than $5.1 billion to the U.S. balance of trade. Total exports in 1993 were $8.5 billion, including exports from the United States to both external customers and affiliates. Imports from GE affiliates were $1.0 billion, and direct imports from external suppliers were $2.4 billion.

- ------------------------------------------------------------------------------------------------------
CHART:  CONSOLIDATED REVENUES (In billions)
                          1989              1990              1991              1992              1993
UNITED STATES          $36.479           $37.736           $37.771           $39.056           $42.015
INTERNATIONAL           12.656            14.883            16.858            18.017            18.547
- ------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------
CHART:  CONSOLIDATED INTERNATIONAL REVENUES (In billions)
                          1989              1990              1991              1992              1993
EUROPE                  $5.815            $7.299            $8.124            $8.830            $9.268
PACIFIC BASIN            3.061             3.131             4.084             4.403             4.581
AMERICAS                 2.784             3.268             3.194             3.346             3.256
OTHER                    0.996             1.185             1.456             1.438             1.442
- ------------------------------------------------------------------------------------------------------

Annual Report Page 39

 --------------------------------------------------------------------------
|
| MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

THIS DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY focuses on the Statement of Financial Position (page 28) and the Statement of Cash Flows (page 30).

      Throughout the discussion, it is important to differentiate between the businesses of GE and GECS. Although GE's manufacturing and nonfinancial services activities involve a variety of different businesses, their underlying characteristics are the development, the preparation for market and the sale of tangible goods and services. Risks and rewards are directly related to the ability to manage and finance those activities.

      GECS' principal businesses provide financing, insurance and broker-dealer services to third parties. The underlying characteristics of these businesses involve the management of financial risk. GECS' risks and rewards stem from the abilities of its businesses to continue on a selective basis to design and provide a wide range of financial services in a competitive marketplace and to receive adequate compensation for such services. GECS is not a "captive finance company" or a vehicle for "off-balance-sheet financing" for GE; very little of GECS' business is directly related to other GE operations.

      Despite the different business profiles of GE and GECS, the global commercial airline industry is one significant example of an important source of business for both. GE assumes financing positions primarily in support of engine sales whereas GECS is a significant source of lease and loan financing for the industry (see details in note 17). Even during the current difficult period in this historically cyclical industry, management believes that the financing positions are reasonably protected by collateral values and by its ability to control assets, either by ownership or by security interests.

      The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the two financial statements.

CASH FLOWS AND LIQUIDITY OF DISCONTINUED OPERATIONS are displayed in the accompanying financial statements separately from data on continuing operations. Discontinued operations generated $962 million, $648 million and $275 million of cash in 1993, 1992 and 1991, respectively. The 1993 cash flows were principally those associated with amounts received on transfer of the Aerospace businesses.

STATEMENT OF FINANCIAL POSITION

    * GECS' TRADING SECURITIES comprise the market-making, investing and trading portfolio of Kidder, Peabody. The

- -------------------------------------------------------------------------------
CHART:  CONSOLIDATED TOTAL ASSETS (In billions)
    1989             1990              1991              1992              1993
$126.121         $152.000          $166.508          $192.876          $251.506
- -------------------------------------------------------------------------------

increase to $30.2 billion at the end of 1993 from $24.2 billion at the end of 1992 principally reflected higher levels of government securities held in connection with Kidder, Peabody's trading and market-making activities.

    * INVESTMENT SECURITIES for each of the past two years were mainly investment-grade debt securities held by GECS' Specialty Insurance and annuity businesses in support of obligations to policyholders and annuitants. The increase of $15.6 billion during 1993 was principally related to annuity business acquisitions and adoption of SFAS No. 115 (see notes 1 and 11).

    * SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (reverse repurchase agreements) are related to the liability account titled "Securities sold under agreements to repurchase" (repurchase agreements). The former typically represent highly liquid, short-term investments of excess funds; the latter, borrowing of such funds from others. The balances at the end of 1993 and 1992 (both assets and liabilities) were solely those of Kidder, Peabody in connection with its broker-dealer activities. The current-year increase of $16.7 billion primarily reflected the use of these agreements in increased "matched-book" transactions as well as to cover increased short inventory positions in similar securities.

    * GE'S CURRENT RECEIVABLES are mainly amounts due from customers ($5.7 billion at December 31, 1993, and $5.3 billion at December 31, 1992). As a measure of asset utilization, receivables turnover was 7.0 in 1993 compared with 6.9 in 1992. Management believes that the overall condition of customer receivables was satisfactory at the end of 1993. Current receivables other than amounts owed by customers are amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

Annual Report Page 40
- ---------------------------------------------------------------------------

    * INVENTORIES were $3.8 billion at December 31, 1993, down about $0.8 billion from the end of 1992. Inventory turnover was 6.0 in 1993 compared with
5.3 in 1992 and 4.7 in 1991. As with receivables turnover, inventory turnover is a measurement of efficient use of resources. About two-thirds of the inventory decrease in 1993 was achieved in Aircraft Engines as a result of reduced manufacturing cycle times and lower volume. Turnover improved more than one turn in Appliances, Motors and Transportation Systems. Last-in, first-out (LIFO) revaluations decreased $179 million in 1993 compared with decreases of $204 million in 1992 and $141 million in 1991. Included in these changes were decreases of $101 million, $183 million and $111 million (1993, 1992 and 1991, respectively) resulting from lower inventory levels. There were modest overall cost decreases in all three years.

    * GECS' FINANCING RECEIVABLES of $63.9 billion at year-end 1993 were $4.5 billion higher than at December 31, 1992. These receivables are discussed on page 36 and in note 14.

    * PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $21.2 billion at December 31, 1993, up $0.8 billion. GE's property, plant and equipment consists of investments for its own productive use, whereas the largest element of GECS' investment is in equipment that is provided to third parties on operating leases. Details by category of investment can be found in note 15.

      GE's total expenditures for new plant and equipment during 1993 were $1.6 billion, slightly higher than $1.4 billion in 1992. Total expenditures for the past five years were $9.4 billion, of which 25% was to increase capacity; 24% was to increase productivity; 12% was to replace and renew older equipment; 12% was to support new business start-ups; and 27% was for such other purposes as to improve research and development facilities and to provide for safety and environmental protection.

      GECS added $3.1 billion to its equipment leased to others during 1993.

    * INTANGIBLE ASSETS were $10.4 billion at year-end 1993. The majority of this consolidated total was GE's intangibles, which were $6.5 billion, about the same as the end of 1992. GECS' intangibles increased $1.0 billion, most of which was related to acquisitions in the annuity and mortgage-servicing businesses.

    * ALL OTHER ASSETS totaled $24.7 billion at year-end 1993, up $8.0 billion from the end of 1992. The principal reason for GE's increase of $2.9 billion was the investment in the convertible preferred stock of and receivables due from Martin Marietta Corporation in connection with transfer of the Aerospace businesses. GECS' increase of $5.1 billion related principally to assets acquired for resale, including mortgages held for resale associated with the mortgage-servicing businesses and purchases of real estate assets from Resolution Trust Corporation and other institutions.

    * TOTAL BORROWINGS on a consolidated basis aggregated $90.4 billion at December 31, 1993, compared with $81.8 billion at the end of 1992. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (GECS' major public borrowing entity) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

      GE has agreed to make payments to GE Capital to the extent necessary to cause GE Capital's consolidated ratio of earnings to fixed charges to be not less than 1.10. For the years 1993, 1992 and 1991, such ratios were 1.62, 1.44 and 1.34, respectively, substantially above the level at which payout would be required. Three years advance notice is required to terminate this agreement.

      GE's total borrowings were $4.8 billion at year-end 1993 ($2.4 billion short-term, $2.4 billion long-term), a decrease of about $2.1 billion from year-end 1992. The decrease was possible as a result of cash provided from continuing operating activities as well as from transfer of the Aerospace businesses. GE's total debt at the end of 1993 equaled 15.5% of total capital, down 6.9 points from the end of 1992.

      GECS' total borrowings were $85.9 billion at December 31, 1993, of which $60.0 billion was due in 1994 and $25.9 billion was due in subsequent years. Comparable amounts at the end of 1992 were: $75.1 billion total; $53.2 billion due within one year; and $21.9 billion due thereafter. GECS' composite interest rates are discussed on page 36. Individual GECS borrowings are structured within overall asset/liability interest rate and currency risk management strategies. Interest rate and currency swaps form an integral part of the Company's goal of achieving the lowest

- ------------------------------------------------------------------------------
CHART:  GE BORROWINGS AS A PERCENT OF TOTAL CAPITAL INVESTED
 1989              1990              1991              1992              1993
21.04%            23.55%            26.18%            22.39%            15.50%
- ------------------------------------------------------------------------------

Annual Report Page 41
- ---------------------------------------------------------------------------

borrowing costs for particular funding strategies. Counterparty credit risk is closely monitored - approximately 90% of the notional amount of swaps outstanding at December 31, 1993, was with counterparties having credit ratings of Aa/AA or better. A large portion of GECS' borrowings was commercial paper ($46.3 billion and $42.2 billion at the end of 1993 and 1992, respectively). Most of this commercial paper is issued by GE Capital. The average remaining terms and interest rates of GE Capital's commercial paper were 35 days and 3.39% at the end of 1993 compared with 34 days and 3.57% at the end of 1992. GE Capital's ratio of debt to equity (leverage) was 7.59 to 1 at the end of 1993 compared with 7.91 to 1 at the end of 1992. Excluding net unrealized gains on investment securities included in equity, GE Capital's leverage was 7.96 to 1 at the end of 1993.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review cash flows statements separately.

GE

GE's cash and equivalents aggregated $1.5 billion at the end of 1993, higher by $0.3 billion than at the end of 1992. During 1993, GE generated $5.2 billion in cash from its continuing operating activities and $1.0 billion from discontinued operations. This provided resources to pay $2.2 billion in dividends to share owners, to reduce total debt by $2.1 billion and to invest $1.6 billion in new plant and equipment. Management continually evaluates financing alternatives. Because of attractive short-term interest rates, it elected to maintain relatively high short-term debt levels, resulting, as in the previous two years, in an excess of current liabilities over current assets.

      Operating activities are the principal source of GE's cash flows from continuing operations. Over the past three years, operating activities have provided more than $13.4 billion of cash. Principal ongoing applications are payment of dividends to share owners ($5.9 billion total over the past three years) and investment in new plant and equipment ($5.2 billion total over the past three years). In addition, the Company repurchased and placed into treasury $3.1 billion of its common stock during the past three years. GE concluded its major share repurchase program at $5.0 billion, but it continues to acquire shares to meet benefit and compensation plan needs (about $0.4 billion annually). Expenditures for new plant and equipment are expected to total about $1.6 billion for 1994 as the need for additional manufacturing capacity is mitigated by continuing reductions in cycle times. Cash outlays associated

- ------------------------------------------------------------------------------------
CHART:  TOTAL ASSETS OF GECS (In billions)
   1989                   1990              1991              1992              1993
$90.928               $115.095          $127.814          $154.524          $211.730
- ------------------------------------------------------------------------------------


with 1993 restructuring programs are expected to be about $0.3 billion in 1994.

      Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to continue making long-term investments for future growth, including selective acquisitions and investments in joint ventures, to reduce current debt levels and to grow dividends in line with earnings.

GECS

GECS' primary source of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS' borrowings with maturities of 90 days or less have increased by $14.0 billion. New borrowings of $40.2 billion having maturities longer than 90 days were added during those years, while $25.6 billion of such longer-term borrowings were retired. GECS also has generated significant cash from operating activities, a total of $14.8 billion during the past three years.

      GECS' principal use of cash has been investing in assets to grow its businesses. Of $40.9 billion that GECS invested over the past three years, $16.1 billion was used for additions to financing receivables, $9.3 billion was used to invest in new equipment, principally for lease to others, and $6.9 billion was for acquisitions of new businesses.

      With the financial flexibility that comes with excellent credit ratings, management believes GECS is well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

Annual Report Page 42

 --------------------------------------------------------------------------
|
| MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarizes on the opposite page some data frequently requested about General Electric Company. The data are divided into three sections: upper portion - consolidated data; middle portion - GE data that reflect various conventional measurements for industrial enterprises; and lower portion - GECS data that reflect key information pertinent to capital services.

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $1,955 million in 1993, up $59 million from 1992. Of the 1993 expenditures, $1,297 million was from GE's own funds, a slight decrease($56 million) from 1992, reflecting lower spending for two mature programs in Aircraft Engines. Expenditures from funds provided by customers (mainly the U.S. government) were $658 million in 1993, $115 million more than the year before. The Aircraft Engines, Medical Systems, Plastics and Power Systems businesses account for the largest share of GE's research and development expenditures from both Company and customer funds.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1993 was $22.9 billion, down $2.5 billion from year-end 1992. The decrease was more than explained by orders related to transferred businesses and, as discussed on page 34, Aircraft Engines. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Industry Segments beginning on page 33 for further discussion on unfilled orders of relatively long-cycle manufacturing businesses. About 42% of the total unfilled orders at the end of 1993 was scheduled to be shipped in 1994, with most of the remainder to be shipped in the two years after that. For comparison, about 43% of the 1992 backlog was expected to be shipped in 1993.

REGARDING ENVIRONMENTAL MATTERS, the operations of the Company, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

      In 1993, GE had capital expenditures of about $140 million for projects related to the environment. The comparable amount in 1992 was about $110 million. These amounts exclude expenditures for remediation actions, which are principally expensed and discussed below. Capital expenditures for environmental purposes have included pollution control devices such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to range between $100 million and $150 million over the next two years. This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

      The Company also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $80 million in 1993 compared with $85 million in 1992. It is presently expected that remediation actions will require average annual expenditures in the range of $80 million to $110 million over the next two years. Liabilities for remediation costs are based on management's best estimate of future costs; when there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of such range. Possible insurance recoveries are not considered in estimating liabilities.

      It is difficult to estimate with any meaning the annual level of future remediation expenditures because of the many uncertainties, including uncertainties about the status of the law, regulation, technology and information related to individual sites. Subject to the foregoing, management believes that capital expenditures and remediation actions to comply with the present laws governing environmental protection will not have a material effect upon the Company's earnings, liquidity or competitive position. In making this determination, management considered the fact that, if remediation expenditures were to continue at the 1993 level, liabilities recorded at the end of 1993 would be sufficient to cover expenditures through the end of the century, and the probability of incurring more than nominal expenditures beyond 2015 is remote. Of course, lower annual expenditures could be incurred over a longer period without increasing the total expenditures.

- ------------------------------------------------------------------------------------------------------
CHART:  CONSOLIDATED EMPLOYMENT OF CONTINUING OPERATIONS AT YEAR END (In thousands)
                          1989              1990              1991              1992              1993
United States              192               188               178               173               163
Other countries             48                62                62                58                59
- ------------------------------------------------------------------------------------------------------

Annual Report Page 43

 --------------------------------------------------------------------------
|
|SELECTED FINANCIAL DATA



                                                                  ---------------------------------------------------------------
(Dollar amounts in millions; per-share amounts in dollars)          1993          1992           1991           1990         1989
- ---------------------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                                    $  60,562     $  57,073      $  54,629      $  52,619    $  49,135
   Earnings from continuing operations                             4,424         4,305          3,984          3,889        3,503
   Earnings from discontinued operations                             753           420            451            414          436
   Earnings before accounting changes                              5,177         4,725          4,435          4,303        3,939
   Net earnings                                                    4,315         4,725          2,636          4,303        3,939
   Dividends declared                                              2,229         1,985          1,808          1,696        1,537
   Earned on average share owners' equity                          17.5%         20.9%          12.2%          20.2%        20.0%
   Per share
      Earnings from continuing operations                       $   5.18      $   5.02       $   4.58       $   4.38     $   3.88
      Earnings from discontinued operations                         0.88          0.49           0.52           0.47         0.48
      Earnings before accounting changes                            6.06          5.51           5.10           4.85         4.36
      Net earnings                                                  5.05          5.51           3.03           4.85         4.36
      Dividends declared                                            2.61          2.32           2.08           1.92         1.70
      Stock price range                                       107-80 7/8    87 1/2-72 3/4   78 1/8-53      75 1/2-50  64 3/4-43 1/2
   Total assets                                                  251,506       192,876        166,508        152,000      126,121
   Long-term borrowings                                           28,270        25,376         22,681         21,043       16,110
   Shares outstanding - average (in thousands)                   853,990       857,198        868,931        887,552      904,223
   Share owner accounts - average                                464,000       481,000        495,000        506,000      526,000
   Employees at year end
      United States                                              163,000       173,000        178,000        188,000      192,000
      Other countries                                             59,000        58,000         62,000         62,000       48,000
      Discontinued operations (primarily U.S.)                         -        37,000         44,000         48,000       52,000
                                                                --------      --------       --------       --------     --------
      Total employees                                            222,000       268,000        284,000        298,000      292,000
                                                                ========      ========       ========       ========     ========
- ---------------------------------------------------------------------------------------------------------------------------------
GE DATA
   Short-term borrowings                                        $  2,391      $  3,448       $  3,482       $  2,721     $  1,696
   Long-term borrowings                                            2,413         3,420          4,332          4,048        3,947
   Minority interest                                                 355           350            353            288          283
   Share owners' equity                                           25,824        23,459         21,683         21,680       20,890
                                                                --------      --------       --------       --------     --------
      Total capital invested                                    $ 30,983      $ 30,677       $ 29,850       $ 28,737     $ 26,816
                                                                ========      ========       ========       ========     ========
   Return on average total capital invested                         15.2%         16.9%          11.1%          17.4%        17.0%
   Borrowings as a percentage of total capital invested             15.5%         22.4%          26.2%          23.6%        21.0%
   Working capital                                               $  (419)      $  (822)       $  (231)        $  813     $  2,125
   Property, plant and equipment additions                         1,588         1,445          2,164          2,102        2,073
   Year-end orders backlog                                        22,861        25,434         26,049         25,195       22,473
- ---------------------------------------------------------------------------------------------------------------------------------
GECS DATA
   Earnings before accounting change                            $  1,807      $  1,499       $  1,275       $  1,094       $  927
   Net earnings                                                    1,807         1,499          1,256          1,094          927
   Share owner's equity                                           10,809         8,884          7,758          6,833        6,069
   Borrowings from others                                         85,888        75,140         66,420         57,400       47,905
   Ratio of debt to equity (GE Capital)                           7.59:1        7.91:1         7.80:1         7.77:1       7.80:1
   Total assets of GE Capital                                   $117,939      $ 92,632       $ 80,528       $ 70,385      $58,696
   Reserve coverage on financing receivables                       2.63%         2.63%          2.63%          2.63%        2.63%
   Insurance premiums written                                   $  3,956      $  2,900       $  2,155       $  1,981     $  1,819
   Securities broker-dealer earned income                          4,861         4,022          3,346          2,923        2,897
- ---------------------------------------------------------------------------------------------------------------------------------

See notes 6 and 22 to the consolidated financial statements for information about the accounting changes in 1991 and 1993, respectively. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "consolidated information."

Annual Report Page 44

 --------------------------------------------------------------------------
|
| MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

The financial data in this report, including the audited financial statements, have been prepared by management using the best available information and applying judgment. Accounting principles used in preparing the financial statements are those that are generally accepted in the United States.

      Management believes that a sound, dynamic system of internal financial controls that balances benefits and costs provides the best safeguard for Company assets. Professional financial managers are responsible for implementing and overseeing the financial control system, reporting on management's stewardship of the assets entrusted to it by share owners and maintaining accurate records.

      GE is dedicated to the highest standards of integrity, ethics and social responsibility. This dedication is reflected in written policy statements covering, among other subjects, environmental protection, potentially conflicting outside interests of employees, compliance with antitrust laws, proper business practices, and adherence to the highest standards of conduct and practices in transactions with the U.S. government. Management continually emphasizes to all employees that even the appearance of impropriety can erode public confidence in the Company. Ongoing education and communication programs and review activities such as those conducted by the Company's Policy Compliance Review Board are designed to create a strong compliance culture - one that encourages employees to raise their policy questions and concerns and prohibits retribution for doing so.

      KPMG Peat Marwick provide an objective, independent review of management's discharge of its obligations relating to the fairness of reporting operating results and financial condition. Their report for 1993 appears below.

      The Audit Committee of the Board (consisting solely of Directors from outside GE) maintains an ongoing appraisal - on behalf of share owners
- - of the activities and independence of the Company's independent auditors, the activities of its internal audit staff, financial reporting process, internal financial controls and compliance with key Company policies.

John F. Welch, Jr.                 Dennis D. Dammerman
Chairman of the Board and          Senior Vice President
Chief Executive Officer            Finance
February 11, 1994

 --------------------------------------------------------------------------
|
| INDEPENDENT AUDITORS' REPORT

TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14(a)(1) on page 23. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14(a)(2) on page 23. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 22 to the consolidated financial statements, the Company in 1993 adopted required changes in its methods of accounting for investments in certain securities and for postemployment benefits. As discussed in note 6, the Company in 1991 adopted a required change in its method of accounting for postretirement benefits other than pensions.



KPMG Peat Marwick
Stamford, Connecticut
February 11, 1994
                                     F-20

Annual Report Page 45

 --------------------------------------------------------------------------
|
| NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements represent the adding together of all affiliates - companies that General Electric directly or indirectly controls, either through majority ownership or otherwise. Results of associated companies - companies that are not controlled but are 20% to 50% owned - are included in the financial statements on a "one-line" basis.

FINANCIAL STATEMENT PRESENTATION. Financial data and related measurements are presented in the following categories.

    * GE. This represents the adding together of all affiliates other than General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis.

    * GECS. This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital), Employers Reinsurance
Corporation (ERC) and Kidder, Peabody Group Inc. (Kidder, Peabody). These affiliates and their respective affiliates are consolidated in the GECS columns and constitute its business.

    * CONSOLIDATED. These data represent the adding together of GE and GECS.

      The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are not material.

SALES OF GOODS AND SERVICES. A sale is recorded when title passes to the customer or when services are performed in accordance with contracts.

GECS' REVENUES FROM OPERATIONS ("EARNED INCOME"). Income on all loans is recognized on the interest method. Accrual of interest income is suspended when collection of an account becomes doubtful, generally after the account becomes 90 days delinquent.

      Financing lease income, which includes residual values and investment tax credits, is recorded on the interest method so as to produce a level yield on funds not yet recovered. Unguaranteed residual values included in lease income are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms.

      Operating lease income is recognized on a straight-line basis over the terms of underlying leases.

      Origination, commitment and other nonrefundable fees related to fundings are deferred and recorded in earned income on the interest method. Commitment fees related to loans not expected to be funded and line-of-credit fees are deferred and recorded in earned income on a straight-line basis over the period to which the fees relate. Syndication fees are recorded in earned income at the time related services are performed unless significant contingencies exist.

      Premiums on short-duration insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Revenues on long-duration insurance contracts are reported as earned when due. Premiums received under annuity contracts are not reported as revenues but as annuity benefits - a liability - and are adjusted according to terms of the respective policies.

      Kidder, Peabody's proprietary securities and commodities transactions, unrealized gains and losses on open contractual commitments (principally financial futures), forward contracts on U.S. government and federal agency securities and when-issued securities are recorded on a trade-date basis. Customer transactions and related revenues and expenses, investment banking revenues from management fees, sales concessions and underwriting fees are recorded on a settlement-date basis. Advisory fees are recorded as revenues when services are substantially completed and the revenue is reasonably determinable.

DEPRECIATION AND AMORTIZATION. The cost of most of GE's manufacturing plant and equipment is depreciated using an accelerated method based primarily on a sum-of-the-years digits formula. If manufacturing plant and equipment is subject to abnormal economic conditions or obsolescence, additional depreciation is provided.

      The cost of GECS' equipment leased to others on operating leases is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or over the estimated economic life of the equipment. Depreciation of property and equipment for GECS' own use is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS. GE Capital maintains an allowance for losses on financing receivables at an amount that it believes is sufficient to provide adequate protection against future losses in the portfolio. When collateral is formally or substantively repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value and transferred to other assets. Subsequent to such transfer, these assets are carried at the lower of cost or estimated current fair value. This accounting has been employed principally for highly leveraged transactions
(HLT) and real estate loans.

Annual Report Page 46

- ---------------------------------------------------------------------------

      See note 8 for further information on GECS' allowance for losses on financing receivables.

CASH EQUIVALENTS. Marketable securities with original maturities of three months or less are included in cash equivalents unless held for trading or investment.

INVESTMENT AND TRADING SECURITIES. On December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Trading securities are reported at fair value, with changes in fair value included in earnings. Investment securities include both available-for-sale and held-to-maturity securities. Available-for-sale securities are reported at fair value, with net unrealized gains and losses that would be available to share owners included in equity. Held-to-maturity debt securities are reported at amortized cost. See notes 10 and 11 for a discussion of the classification and reporting of these securities at December 31, 1992. For all investment securities, unrealized losses that are other than temporary are recognized in earnings.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (REPURCHASE AGREEMENTS) AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (REVERSE REPURCHASE AGREEMENTS). Repurchase and reverse repurchase agreements are entered into by Kidder, Peabody and treated as financing transactions, carried at the contract amount at which the securities subsequently will be resold or reacquired. Repurchase agreements relate either to marketable securities, which are carried at market value, or to securities obtained pursuant to reverse repurchase agreements. It is Kidder, Peabody's policy to take possession of securities subject to reverse repurchase agreements, to monitor the market value of the underlying securities in relation to the related receivable, including accrued interest, and to obtain additional collateral when appropriate.

INVENTORIES. Virtually all of GE's U.S. inventories are stated on a last-in, first-out (LIFO) basis; other inventories are primarily stated on a first-in, first-out (FIFO) basis. None of the inventories exceed realizable values.

INTANGIBLE ASSETS. Goodwill is amortized over its estimated period of benefit and other intangible assets over their estimated lives. The amortization period does not exceed 40 years, and amortization is generally on a straight-line basis. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

DEFERRED INSURANCE ACQUISITION COSTS. For the property and casualty business, deferred insurance acquisition costs are amortized pro rata over the contract periods in which the related premiums are earned. For the life insurance business, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; for short-duration contracts, anticipated investment income is considered in making recoverability evaluations.

NOTE 2 DISCONTINUED OPERATIONS

On April 2, 1993, General Electric Company transferred GE's Aerospace business segment, GE Government Services, Inc., and an operating component of GE that operated Knolls Atomic Power Laboratory under a contract with the U.S. Department of Energy to a new company controlled by the shareholders of Martin Marietta Corporation in a transaction valued at $3.3 billion. The transfer resulted in a gain of $678 million after taxes of $752 million. Net assets of discontinued operations at December 31, 1992, have been segregated in the Statement of Financial Position. Summary operating results of discontinued operations, excluding the above gain, are as follows.



- ----------------------------------------------------------------------------
(In millions)                                  1993         1992        1991
- ----------------------------------------------------------------------------

Revenues                                       $996       $5,231      $5,631
Earnings before income taxes                    119          668         710
Provision for income taxes                       44          248         259
Net earnings from discontinued
   operations                                    75          420         451
- ----------------------------------------------------------------------------


NOTE 3 GE OTHER INCOME



- -----------------------------------------------------------------------------
(In millions)                              1993           1992           1991
- -----------------------------------------------------------------------------
Royalty and technical
   agreements                              $371           $384           $394
Marketable securities and bank
   deposits                                  75             73             78
Associated companies                         65            195            156
Customer financing                           29             40             71
Other investments
   Dividends                                 50             18              3
   Interest                                  21             22             18
Other sundry items                          119             80             78
                                           ----           ----           ----
                                           $730           $812           $798
                                           ====           ====           ====
- -----------------------------------------------------------------------------

Annual Report Page 47

- ---------------------------------------------------------------------------

NOTE 4 GECS REVENUES FROM OPERATIONS



- ----------------------------------------------------------------------------
(In millions)                             1993           1992           1991
- ----------------------------------------------------------------------------
Time sales, loan, investment
   and other income                    $11,999        $10,464         $9,790
Financing leases                         2,315          2,151          1,836
Operating lease rentals                  3,267          2,444          2,205
Premium and commission
   income of insurance affiliates        3,697          2,687          2,008
Commissions and fees of
   securities broker-dealer                859            694            560
                                      --------       --------       --------
                                       $22,137        $18,440        $16,399
                                      ========       ========       ========
- ----------------------------------------------------------------------------

      Included in earned income from financing leases were gains on the sale of equipment at lease completion of $145 million in 1993, $126 million in 1992 and $147 million in 1991.

      Noncancelable future rentals due from customers for equipment on operating leases as of December 31, 1993, totaled $6,133 million and are due as follows: $2,036 million in 1994; $1,455 million in 1995; $879 million in 1996; $458 million in 1997; $316 million in 1998; and $989 million thereafter.

NOTE 5 SUPPLEMENTAL COST DETAILS

Total expenditures for research and development were $1,955 million, $1,896 million and $1,866 million in 1993, 1992 and 1991, respectively. The Company-funded portion aggregated $1,297 million in 1993, $1,353 million in 1992 and $1,196 million in 1991.

      Rental expense under operating leases was as follows.



- ---------------------------------------------------------------------------
(In millions)                            1993           1992           1991
- ---------------------------------------------------------------------------
GE                                       $635           $683           $675
GECS                                      498            331            169
- ---------------------------------------------------------------------------

      At December 31, 1993, minimum rental commitments under noncancelable operating leases aggregated $2,380 million and $3,579 million for GE and GECS, respectively. Amounts payable over the next five years are as follows.



- ---------------------------------------------------------------------------
(In millions)    1994        1995        1996           1997           1998
- ---------------------------------------------------------------------------
GE               $364        $274        $182           $144           $134
GECS              404         364         340            319            296
- ---------------------------------------------------------------------------

      GE's selling, general and administrative expense totaled $5,124 million, $5,319 million and $5,422 million in 1993, 1992 and 1991, respectively.

NOTE 6 PENSION AND OTHER RETIREE BENEFITS

GE and its affiliates sponsor a number of pension, retiree health and life insurance and other retiree benefit plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

      Effective January 1, 1991, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, using the immediate recognition transition option. The transition effect of this accounting change was a reduction in 1991 net earnings of $1,799 million ($2.07 per share).

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

      The GE Pension Plan covers substantially all GE employees in the United States and approximately 45% of GECS employees. Generally, benefits are based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1993, the GE Pension Plan covered approximately 457,000 participants, including 143,000 employees, 139,000 former employees with vested rights to future benefits and 175,000 retirees and beneficiaries receiving benefits.

      The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Benefit provisions are subject to collective bargaining. At the end of 1993, these plans covered approximately 246,000 retirees and dependents.

TRANSFER OF AEROSPACE BUSINESSES in 1993 resulted in associated transfers of GE Pension Plan assets of $1,169 million and projected benefit obligations of $979 million to new pension plans. The 1993 gain on transfer of discontinued operations included pension plan curtailment/settlement losses of $125 million before income taxes and retiree health and life plan curtailment/settlement gains of $245 million before income taxes.

Annual Report Page 48

- ---------------------------------------------------------------------------

ACTUARIAL ASSUMPTIONS used during the past three years to determine costs and benefit obligations for principal plans are shown below.



- -------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
                                            1993        1992         1991
- -------------------------------------------------------------------------
Determination of cost/income
   for the year
      Discount rate                         8.5%        9.0%         9.0%
      Compensation increases                5.5         6.0          6.0
      Return on assets                      9.5         9.5          9.5
      Health care cost trend (a)           12.0        12.5         13.0
Determination of benefit obligation
   at year end
      Discount rate                        7.25         9.0          9.0
      Compensation increases               4.25         6.0          6.0
      Health care cost trend                9.5 (b)    12.0 (a)     12.5 (a)
- -------------------------------------------------------------------------

(a)   Gradually declining to 6.6% after 2049.
(b)   Gradually declining to 5.0% after 2022.
- -------------------------------------------------------------------------

      Increasing the health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $23 million and would increase annual aggregate service and interest costs by $3 million.

      Gains and losses that occur because actual experience differs from actuarial assumptions are amortized over the average future service period of employees. Amounts allocable to prior service for plan amendments are amortized in a similar manner.

EMPLOYER COSTS for principal pension and retiree health and life insurance benefit plans follow.



- -------------------------------------------------------------------------
COST (INCOME) FOR PENSION PLANS
(In millions)                              1993        1992         1991
- -------------------------------------------------------------------------
Benefit cost for service during
   the year - net of employee
   contributions                        $   452     $   494      $   446
Interest cost on benefit obligation       1,486       1,502        1,400
Actual return on plan assets             (3,221)     (1,562)      (4,331)
Unrecognized portion of return            1,066        (584)       2,272
Amortization                               (352)       (436)        (483)
                                        -------     -------     --------
Pension plan cost (income) (a)          $  (569)    $  (586)     $  (696)
                                        =======     =======     ========
- -------------------------------------------------------------------------

(a) Pension plan cost (income) for continuing operations was $(555) million for 1993, $(494) million for 1992 and $(576) million for 1991.
- -------------------------------------------------------------------------



- ---------------------------------------------------------------------------------
COST (INCOME) FOR RETIREE HEALTH AND LIFE PLANS
(In millions)                                  1993           1992           1991
- ---------------------------------------------------------------------------------
Retiree health plans
   Benefit cost for service during
      the year                                $ 49           $ 62           $ 65
   Interest cost on benefit obligation         192            203            214
   Actual return on plan assets                 (3)            (4)            (9)
   Unrecognized portion of return                1              -              5
   Amortization                                (26)           (40)           (33)
                                              ----           ----           ----
   Retiree health plan cost                    213            221            242
                                              ----           ----           ----
Retiree life plans
   Benefit cost for service during
      the year                                  21             24             23
   Interest cost on benefit obligation         111            110            104
   Actual return on plan assets               (152)           (78)          (129)
   Unrecognized portion of return               42            (20)            39
   Amortization                                  7              2              -
                                              ----           ----           ----
   Retiree life plan cost                       29             38             37
                                              ----           ----           ----
Total (a)                                     $242           $259           $279
                                              ====           ====           ====
- --------------------------------------------------------------------------------

(a) Retiree health and life plan cost for continuing operations was $224 million for 1993, $213 million for 1992 and $218 million for 1991.
- --------------------------------------------------------------------------------

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements set forth in employee benefit and tax laws plus such additional amounts as GE may determine to be appropriate from time to time. GE has not made contributions since 1987 because the fully funded status of the GE Pension Plan precludes current tax deduction and because any Company contribution would require the Company to pay annual excise taxes. Subject to tax laws, the present value of future life insurance benefits for each eligible retiree is funded in the year of retirement. In general, retiree health benefits are paid as covered expenses are incurred.

      The following table compares the market-related value of assets with the present value of benefit obligations, recognizing the effects of future compensation and service. The market-related value of assets is based on cost plus recognition of market appreciation and depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.



- ---------------------------------------------------------------------------------
FUNDED STATUS OF PRINCIPAL PLANS
(In millions)                                  1993           1992           1991
- ---------------------------------------------------------------------------------
Pension plans
   Market-related value of assets           $24,532        $24,204        $23,192
   Projected benefit obligation              20,796         17,999         17,355
Retiree health and life plans
   Market-related value of assets             1,252          1,220          1,124
   Accumulated postretirement
      benefit obligation                      4,120          3,743          3,675
- ---------------------------------------------------------------------------------

      Assets in trust consist mainly of common stock and fixed-income investments. GE common stock represents less than 2% of trust assets and is held in part in an indexed portfolio.

      Schedules reconciling the benefit obligations for principal plans with GE's recorded liabilities in the Statement of Financial Position are shown on the following page.

Annual Report Page 49

- ---------------------------------------------------------------------------



- ------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF BENEFIT OBLIGATION
WITH RECORDED LIABILITY               Pension plans                Retiree health plans        Retiree life plans
                                    ---------------------         ----------------------    ----------------------
December 31 (In millions)            1993           1992           1993            1992          1993        1992
- ------------------------------------------------------------------------------------------------------------------
Benefit obligation                $20,796        $17,999         $2,586          $2,416        $1,534      $1,327
Fair value of trust assets        (27,193)      (26,466)            (13)            (32)       (1,317)     (1,221)
Unamortized balances
   SFAS No. 87 transition gain      1,077          1,231              -               -             -           -
   Experience gains (losses)        2,371          4,939           (654)           (394)         (206)        (21)
   Plan amendments                   (395)          (518)           580             764             -           -
Recorded prepaid asset              3,840          3,310              -               -             -           -
                                  -------        -------         ------         -------        ------      ------
Recorded liability                $   496        $   495         $2,499          $2,754        $   11      $   85
                                  =======        =======         ======         =======        ======      ======
- ------------------------------------------------------------------------------------------------------------------

      The portion of the projected benefit obligation representing the accumulated benefit obligation for pension plans was $19,890 million and $16,975 million at the end of 1993 and 1992, respectively. The vested benefit obligation for pension plans was $19,732 million and $16,799 million at the end of 1993 and 1992, respectively.

      Details of the accumulated postretirement benefit obligation are shown below.



- ------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
BENEFIT OBLIGATION
December 31 (In millions)                       1993                1992
- ------------------------------------------------------------------------
Retiree health plans
   Retirees and dependents                    $2,017              $1,789
   Employees eligible to retire                  119                 137
   Other employees                               450                 490
                                              ------              ------
                                              $2,586              $2,416
                                              ======              ======
Retiree life plans
   Retirees and dependents                    $1,147                $907
   Employees eligible to retire                   79                  83
   Other employees                               308                 337
                                              ------              ------
                                              $1,534              $1,327
                                              ======              ======
- ------------------------------------------------------------------------

NOTE 7 INTEREST AND OTHER FINANCIAL CHARGES

GE. Interest capitalized, principally on major property, plant and equipment projects, was $21 million in 1993, $29 million in 1992 and $33 million in 1991.

GECS. Interest and discount expense reported in the Statement of Earnings is net of interest income on temporary investments of excess funds ($42 million, $48 million and $54 million in 1993, 1992 and 1991, respectively) and capitalized interest ($5 million, $6 million and $8 million in 1993, 1992 and 1991, respectively).

NOTE 8 GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS allowance for losses on financing receivables represented 2.63% of total financing receivables at year-end 1993 and 1992. The allowance for small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.



- -------------------------------------------------------------------------
(In millions)                        1993            1992            1991
- -------------------------------------------------------------------------
Balance at January 1               $1,607          $1,508          $1,360
Provisions charged to
   operations                         987           1,056           1,102
Net transfers related to
   companies acquired or sold         126              52             135
Amounts written off - net            (990)         (1,009)         (1,089)
                                   ------          ------          ------
Balance at December 31             $1,730          $1,607          $1,508
                                   ======          ======          ======
- -------------------------------------------------------------------------

      All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when 9-12 months delinquent) to record the balances at estimated realizable value. If at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Large-balance accounts are reviewed at least quarterly, and those accounts that are more than three months delinquent are written down, if necessary, to record the balances at estimated realizable value. Amounts written off in 1993 were approximately 1.46% of average financing receivables outstanding during the year, compared with 1.58% and 1.87% of average financing receivables outstanding during 1992 and 1991, respectively.

Annual Report Page 50

- ---------------------------------------------------------------------------

NOTE 9 PROVISION FOR INCOME TAXES



- --------------------------------------------------------------------------
(In millions)                        1993            1992             1991
- --------------------------------------------------------------------------
GE
   Estimated amounts payable       $1,207          $  697           $1,088
   Deferred tax expense from
      temporary differences           120             762              311
   Investment credit deferred
      (amortized) - net               (17)            (27)             (39)
                                   ------          ------           ------
                                    1,310           1,432            1,360
                                   ------          ------           ------
GECS
   Estimated amounts payable
      (recoverable)                   507             374             (192)
   Deferred tax expense from
      temporary differences           341             167              555
   Investment credit deferred
      (amortized) - net                (7)             (5)              19
                                   ------          ------           ------
                                      841             536              382
                                   ------          ------           ------
CONSOLIDATED
   Estimated amounts payable        1,714           1,071              896
   Deferred tax expense from
      temporary differences           461             929              866
   Investment credit deferred
      (amortized) - net               (24)            (32)             (20)
                                   ------          ------           ------
                                   $2,151          $1,968           $1,742
                                   ======          ======           ======
- --------------------------------------------------------------------------

      GE includes GECS in filing a consolidated U.S. federal income tax return. GECS' provision for estimated taxes payable (recoverable) includes its effect on the consolidated return.

      Estimated consolidated amounts payable includes amounts applicable to non-U.S. jurisdictions of $328 million, $294 million and $254 million in 1993, 1992 and 1991, respectively.

      SFAS No. 109, Accounting for Income Taxes, was adopted effective January 1, 1992. The effect of adopting this new standard was not material.

      Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. See note 23 for details.

      Except for certain earnings that GE intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies.

      Based on location (not tax jurisdiction) of the business providing goods and services, consolidated U.S. income before taxes was $5,924 million in 1993, $5,639 million in 1992 and $5,034 million in 1991. The corresponding amounts for non-U.S. based operations were $651 million in 1993, $634 million in 1992 and $692 million in 1991.



- --------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL                          Consolidated                          GE                       GECS
STATUTORY RATE TO ACTUAL TAX RATE                -------------------------      -----------------------     --------------------
                                                 1993      1992       1991      1993     1992      1991      1993   1992    1991
- --------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate           35.0%     34.0%      34.0%     35.0%    34.0%     34.0%     35.0%  34.0%   34.0%
                                                 ----      ----       ----      ----     ----      ----      ----   ----    ----
Increase (reduction) in rate resulting from:
   Inclusion of after-tax earnings of GECS
      in before-tax earnings of GE                  -         -          -     (11.0)    (8.9)     (8.1)        -      -       -
   Rate increase - deferred taxes                 1.5         -          -      (0.2)       -         -       4.3      -       -
   Amortization of goodwill                       1.5       1.3        1.4       1.1      0.9       1.0       1.2    1.4     1.6
   Tax-exempt income                             (2.8)     (2.6)      (2.9)        -        -         -      (6.8)  (8.1)  (10.1)
   Foreign Sales Corporation tax benefits        (1.2)     (1.1)      (1.1)     (1.4)    (1.2)     (1.2)        -      -       -
   Dividends received not fully taxable          (0.7)     (0.3)      (0.4)     (0.3)       -         -      (1.0)  (1.0)   (1.3)
   All other - net                               (0.6)      0.1       (0.6)     (0.4)     0.2      (0.3)     (0.9)     -    (1.1)
                                                 ----      ----       ----      ----     ----      ----      ----   ----    ----
                                                 (2.3)     (2.6)      (3.6)    (12.2)    (9.0)     (8.6)     (3.2)  (7.7)  (10.9)
                                                 ----      ----       ----      ----     ----      ----      ----   ----    ----
Actual income tax rate                           32.7%     31.4%      30.4%     22.8%    25.0%     25.4%     31.8%  26.3%   23.1%
                                                 ====      ====       ====      ====     ====      ====      ====   ====    ====
- --------------------------------------------------------------------------------------------------------------------------------



NOTE 10 GECS TRADING SECURITIES



- ------------------------------------------------------------------------
December 31 (In millions)                       1993                1992
- ------------------------------------------------------------------------
U.S. government and federal agency
   securities                                $19,543             $16,172
Corporate stocks, bonds and non-U.S.
   securities                                  8,969               5,960
Mortgage loans                                 1,292                 974
State and municipal securities                   361               1,048
                                             -------             -------
                                             $30,165             $24,154
                                             =======             =======
- ------------------------------------------------------------------------

      The balance of GECS' trading securities at December 31, 1992, included investments in equity securities held by insurance affiliates at a fair value of $1,505 million, with unrealized pretax gains of $94 million (net of unrealized pretax losses of $37 million) included in equity. At December 31, 1993, equity securities held by insurance affiliates were classified as investment securities (see note 11).

      A significant portion of GECS' trading securities at December 31, 1993, was pledged as collateral for bank loans and repurchase agreements in connection with securities broker-dealer operations.

Annual Report Page 51

- ---------------------------------------------------------------------------

NOTE 11 INVESTMENT SECURITIES

GE's investment securities were classified as available-for-sale at year-end 1993 and 1992. Carrying value was substantially the same as fair value at both year ends.

      At December 31, 1993, GECS' investment securities were classified as available-for-sale and reported at fair value, including net unrealized gains of $1,261 million before taxes. At December 31, 1992, investment securities of $9,033 million were classified as available-for-sale and were reported at the lower of aggregate amortized cost or fair value. The balance of the 1992 investment securities portfolio was carried at amortized cost.

      A summary of GECS' investment securities follows.



- -----------------------------------------------------------------------------------
GECS INVESTMENT SECURITIES
                                         Estimated             Gross           Gross
                        Amortized             fair        unrealized      unrealized
(In millions)                cost            value          gains (a)     losses (a)
- -----------------------------------------------------------------------------------
DECEMBER 31, 1993
Corporate, non-U.S.
   and other              $11,448          $11,595            $  206          $ (59)
State and municipal         8,859            9,636               786             (9)
Mortgage-backed             2,487            2,507                31            (11)
Equity                      1,517            1,826               393            (84)
U.S. government and
   federal agency           1,220            1,228                15             (7)
                          -------          -------           -------          -----
                          $25,531          $26,792           $ 1,431          $(170)
                          =======          =======           =======          =====
DECEMBER 31, 1992
Corporate, non-U.S.
   and other              $ 4,097          $ 4,167           $    70          $    -
State and municipal         6,626            6,951               339            (14)
Mortgage-backed               246              252                 7             (1)
U.S. government and
   federal agency             255              264                10             (1)
                          -------          -------           -------          -----
                          $11,224          $11,634           $   426          $ (16)
                          =======          =======           =======          =====
- -----------------------------------------------------------------------------------

(a) December 31, 1992, amounts include gross unrealized gains and losses of $32 million and $5 million, respectively, on investment securities carried at amortized cost.
- -----------------------------------------------------------------------------------

      Contractual maturities of debt securities, other than mortgage-backed securities, at December 31, 1993, are shown below.



- ------------------------------------------------------------------
GECS CONTRACTUAL MATURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)                   Estimated
                                       Amortized              fair
(In millions)                               cost             value
- ------------------------------------------------------------------
Due in
   1994                                  $ 2,665           $ 2,696
   1995-1998                               4,326             4,476
   1999-2003                               4,316             4,429
   2004 and later                         10,220            10,858
- ------------------------------------------------------------------

      It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1993 were $6,112 million ($3,514 million in 1992 and $2,814 million in 1991). Gross realized gains were $173 million in 1993 ($171 million in 1992 and $106 million in 1991). Gross realized losses were $34 million in 1993 ($4 million in 1992 and $9 million in 1991).

NOTE 12 GE CURRENT RECEIVABLES



- -----------------------------------------------------------------
December 31 (In millions)                  1993              1992
- -----------------------------------------------------------------
Aircraft Engines                         $1,860            $2,047
Appliances                                  456               446
Broadcasting                                431               463
Industrial                                1,161             1,150
Materials                                 1,060               719
Power Systems                             2,083             1,389
Technical Products and Services             548               696
All Other                                   243               232
Corporate                                   889               498
                                         ------            ------
                                          8,731             7,640
Less allowance for losses                  (170)             (178)
                                         ------            ------
                                         $8,561            $7,462
                                         ======            ======
- -----------------------------------------------------------------

      Of the total receivables balances at December 31, 1993 and 1992, $5,719 million and $5,284 million, respectively, were from sales of goods and services to customers, and $292 million and $170 million, respectively, were from transactions with associated companies.

      Current receivables of $402 million at year-end 1993 and $256 million at year-end 1992 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer (about 8%, 9% and 10% of GE's sales of goods and services were to the U.S. government in 1993, 1992 and 1991, respectively). Current receivables from sales on open account of aircraft engine goods and services to airline industry customers were $418 million and $651 million at December 31, 1993 and 1992, respectively.

      To reduce political and credit risks, certain long-term international medical equipment customer receivables are sold with partial credit recourse. Proceeds from such sales were $89 million, $71 million and $13 million in 1993, 1992 and 1991, respectively; balances outstanding were $146 million and $82 million at December 31, 1993 and 1992, respectively.

Annual Report Page 52

- ---------------------------------------------------------------------------

NOTE 13 GE INVENTORIES



- -----------------------------------------------------------------
December 31 (In millions)                  1993              1992
- -----------------------------------------------------------------
Raw materials and work in process        $2,983            $3,598
Finished goods                            2,314             2,596
Unbilled shipments                          156               188
                                         ------            ------
                                          5,453             6,382
Less revaluation to LIFO                 (1,629)           (1,808)
                                         ------            ------
                                         $3,824            $4,574
                                         ======            ======
- -----------------------------------------------------------------

      LIFO revaluations decreased $179 million in 1993 compared with decreases of $204 million and $141 million in 1992 and 1991, respectively. Included in these changes were decreases of $101 million, $183 million and $111 million (1993, 1992 and 1991, respectively) resulting from lower inventory levels. There were modest cost decreases in 1993, 1992 and 1991. At December 31, 1993, GE is obligated to acquire, under take-or-pay or similar arrangements, about $250 million per year of raw materials at market prices through 1998.

NOTE 14 GECS FINANCING RECEIVABLES (INVESTMENT IN TIME SALES, LOANS AND FINANCING LEASES)



- -----------------------------------------------------------------
December 31 (In millions)                  1993              1992
- -----------------------------------------------------------------
TIME SALES AND LOANS
   Specialized financing                $17,138           $18,725
   Consumer services                     18,732            15,267
   Mid-market financing                   5,514             3,952
   Equipment management                     438                71
                                        -------           -------
                                         41,822            38,015
   Deferred income                       (1,074)             (945)
                                        -------           -------
      Time sales and loans - net         40,748            37,070
                                        -------           -------
INVESTMENT IN FINANCING LEASES
   Direct financing leases               22,063            20,890
   Leveraged leases                       2,867             3,035
                                        -------           -------
      Investment in financing leases     24,930            23,925
                                        -------           -------
                                         65,678            60,995
                                        -------           -------
Less allowance for losses                (1,730)           (1,607)
                                        -------           -------
                                        $63,948           $59,388
                                        =======           =======
- -----------------------------------------------------------------

      Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans acquired on a discount basis carried at gross book value, which includes finance charges. At year-end 1993 and 1992, specialized financing and consumer services loans included $11,887 million and $10,526 million, respectively, for commercial real estate loans and $3,293 million and $5,262 million, respectively, for highly leveraged transactions. Note 17 contains information on airline loans and leases.

      At December 31, 1993, contractual maturities for time sales and loans over the next five years and after were: $16,287 million in 1994; $6,286 million in 1995; $4,350 million in 1996; $4,104 million in 1997; $3,112 million in 1998; and $7,683 million in 1999 and later - aggregating $41,822 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

      Financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, and other manufacturing, power generation, mining and commercial equipment and facilities.

      As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, GECS is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. GECS generally is entitled to any investment tax credit on leased equipment and to any residual value of leased assets.

      Investment in direct financing and leveraged leases represents unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. Because GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases, such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. GECS' share of rentals receivable on leveraged leases is subordinate to the share of its other participants who also have a security interest in the leased equipment.

      GECS' investment in financing leases is shown on the following page.

Annual Report Page 53



- -----------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN FINANCING LEASES                         Total financing leases  Direct financing leases       Leveraged leases
                                                        ---------------------  -----------------------    -------------------
December 31 (In millions)                                    1993        1992         1993        1992       1993        1992
- -----------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                   $38,080     $38,172      $26,584     $25,390    $11,496     $12,782
Less principal and interest on third-party
   nonrecourse debt                                        (8,398)     (9,446)           -           -     (8,398)     (9,446)
                                                          -------     -------      -------     -------    -------     -------
   Rentals receivable                                      29,682      28,726       26,584      25,390      3,098       3,336
Estimated unguaranteed residual value of leased assets      4,490       4,352        3,323       3,115      1,167       1,237
   Less deferred income (a)                                (9,242)     (9,153)      (7,844)     (7,615)    (1,398)     (1,538)
                                                          -------     -------      -------     -------    -------     -------
INVESTMENT IN FINANCING LEASES (as shown on the
   previous page)                                          24,930      23,925       22,063      20,890      2,867       3,035
Less amounts to arrive at net investment
   Allowance for losses                                      (538)       (560)        (464)       (481)       (74)        (79)
   Deferred taxes arising from financing leases            (4,917)     (4,553)      (2,157)     (1,986)    (2,760)     (2,567)
                                                          -------     -------      -------     -------    -------     -------
NET INVESTMENT IN FINANCING LEASES                        $19,475     $18,812      $19,442     $18,423    $    33     $   389
                                                          =======     =======      =======     =======    =======     =======
- -----------------------------------------------------------------------------------------------------------------------------

(a) Total financing lease deferred income is net of deferred initial direct costs of $83 million and $73 million for 1993 and
    1992, respectively.
- -----------------------------------------------------------------------------------------------------------------------------

      At December 31, 1993, contractual maturities for rentals receivable over the next five years and after were: $6,417 million in 1994; $5,426 million in 1995; $3,919 million in 1996; $2,570 million in 1997; $1,720 million in 1998 and $9,630 million in 1999 and later - aggregating $29,682 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

      Under arrangements with customers, GE Capital has committed to lend funds ($2,131 million and $1,794 million at December 31, 1993 and 1992, respectively) and has issued sundry financial guarantees and letters of credit ($1,863 million and $1,693 million at December 31, 1993 and 1992, respectively). The above commitments and guarantees exclude those related to commercial aircraft (see note 17). Note 21 discusses financial guaranties of insurance affiliates.

      At December 31, 1993 and 1992, GE Capital was conditionally obligated to advance $2,244 million and $2,236 million, respectively, principally under performance-based standby lending commitments. GE Capital also was obligated for $2,946 million and $2,147 million at year-end 1993 and 1992, respectively, under standby liquidity facilities related to third-party commercial paper programs, although management believes that the prospects of being required to fund under such standby facilities are remote.

      Nonearning consumer time sales and loans, primarily private-label credit card receivables, amounted to $391 million and $444 million at December 31, 1993 and 1992, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced earning receivables other than consumer time sales and loans were $509 million and $934 million at year-end 1993 and 1992, respectively. Earnings of $11 million and $30 million realized in 1993 and 1992, respectively, were $41 million and $75 million lower than would have been reported had these receivables earned income in accordance with their original terms.

NOTE 15 PROPERTY, PLANT AND EQUIPMENT
        (INCLUDING EQUIPMENT LEASED TO OTHERS)



- ---------------------------------------------------------------------------
December 31 (In millions)                            1993              1992
- ---------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                          $   395           $   375
   Buildings, structures and related
     equipment                                      5,370             5,398
   Machinery and equipment                         15,420            14,936
   Leasehold costs and manufacturing
     plant under construction                       1,170             1,183
   Other                                               86                86
                                                  -------           -------
                                                   22,441            21,978
                                                  -------           -------
   GECS
   Buildings and equipment                          1,850             1,733
   Equipment leased to others
     Aircraft                                      3,677             2,850
     Marine shipping containers                     2,985             2,584
     Vehicles                                       3,568             2,274
     Railroad rolling stock                         1,498             1,478
     Other                                          2,160             2,758
                                                  -------           -------
                                                   15,738            13,677
                                                  -------           -------
                                                  $38,179           $35,655
                                                  =======           =======
ACCUMULATED DEPRECIATION, DEPLETION
   AND AMORTIZATION
   GE                                             $12,899           $12,046
   GECS
     Buildings and equipment                          814               673
     Equipment leased to others                     3,238             2,549
                                                  -------           -------
                                                  $16,951           $15,268
                                                  =======           =======
- ---------------------------------------------------------------------------

      Included in GECS' equipment leased to others at year-end 1993 was $244 million of commercial aircraft off-lease ($94 million in 1992).

      Current-year amortization of GECS' equipment leased to others was $1,395 million, $1,133 million and $1,055 million in 1993, 1992 and 1991, respectively.

Annual Report Page 54

- ---------------------------------------------------------------------------

Note 16 Intangible Assets



- -----------------------------------------------------------------
December 31 (In millions)                  1993              1992
- -----------------------------------------------------------------

GE
   Goodwill                             $ 5,713           $ 5,873
   Other intangibles                        753               734
                                        -------           -------
                                          6,466             6,607
                                        -------           -------
GECS
   Goodwill                               2,133             1,841
   Other intangibles                      1,765             1,062
                                        -------           -------
                                          3,898             2,903
                                        -------           -------
                                        $10,364           $ 9,510
                                        =======           =======
- -----------------------------------------------------------------

      GE's intangible assets are shown net of accumulated amortization of $1,760 million in 1993 and $1,476 million in 1992. GECS' intangible assets are net of accumulated amortization of $878 million in 1993 and $646 million in 1992.

NOTE 17 ALL OTHER ASSETS



- -----------------------------------------------------------------------
December 31 (In millions)                        1993              1992
- -----------------------------------------------------------------------
GE
   Investments
      Associated companies (a)                $ 1,336           $ 1,301
      Government and government-
         guaranteed securities                    293               274
      Other                                     1,639               390
                                              -------           -------
                                                3,268             1,965
   Prepaid pension asset                        3,840             3,310
   Other                                        3,269             2,230
                                              -------           -------
                                               10,377             7,505
                                              -------           -------
GECS
   Investments
      Assets acquired for resale                8,141             3,388
      Associated companies (b)                  2,079             1,720
      Other                                     1,756             2,216
                                              -------           -------
                                               11,976             7,324
   Deferred insurance acquisition costs           987               720
   Foreclosed real estate properties              213               304
   Other                                        1,121               848
                                              -------           -------
                                               14,297             9,196
                                              -------           -------
ELIMINATIONS                                        -               (76)
                                              -------           -------
                                              $24,674           $16,625
                                              =======           =======
- -----------------------------------------------------------------------

(a) Includes advances of $131 million and $196 million at December 31, 1993 and 1992, respectively.
(b) Includes advances of $1,159 million and $687 million at December 31, 1993 and 1992, respectively.
- -----------------------------------------------------------------------

      In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have, or be able to establish, a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1,201 million at year-end 1993 and $974 million at year-end 1992; and it had entered into commitments totaling $1.4 billion and $2.3 billion at year-end 1993 and 1992, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and guarantees exceeded the related account balances or guaranteed amounts at December 31, 1993. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1993 and 1992, the aggregate amount of such GECS loans, leases and equipment leased to others was $6,776 million and $5,978 million, respectively. In addition, GECS had issued financial guarantees and funding commitments of $450 million at December 31, 1993 ($645 million at year-end 1992) and had conditional commitments to purchase aircraft at a cost of $865 million. These purchase commitments are subject to the aircraft having been placed on lease under agreements, and with carriers, acceptable to GECS prior to delivery.

      At year-end 1993, the National Broadcasting Company had $3,011 million of commitments to acquire broadcast material or the rights to broadcast television programs that require payments through the year 2000.

      GECS' other investments included $75 million and $275 million at December 31, 1993 and 1992, respectively, of in-substance repossessions at the lower of cost or estimated fair value previously included in financing receivables. GECS' mortgage-servicing activities include the purchase and resale of mortgages. GECS had open commitments to purchase mortgages totaling $5,935 million and $2,963 million at December 31, 1993 and 1992, respectively, as well as open commitments to sell mortgages totaling $6,426 million and $1,777 million, respectively, at year-end 1993 and 1992. At December 31, 1993 and 1992, mortgages sold with full or partial recourse to GECS aggregated $2,526 million and $3,876 million, respectively.

Annual Report Page 55

- ---------------------------------------------------------------------------

NOTE 18 BORROWINGS



- ------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                              1993                            1992
                                        --------------------------        ----------------------
December 31                                               Average                        Average
(In millions)                            Amount              rate            Amount         rate
- ------------------------------------------------------------------------------------------------
GE
   Commercial paper                     $   708              3.36%          $ 1,175        3.53%
   Payable to banks
      (principally non-U.S.)                588              6.41               456        8.73
   Notes to trust
      departments                           102              3.03               269        3.14
   Other (a)                                993                               1,548
                                        -------                             -------
                                          2,391                               3,448
                                        -------                             -------
GECS
   Commercial paper                      46,298              3.39            42,168        3.57
   Payable to banks                       4,957              3.59             4,516        4.20
   Notes to trust
      departments                         1,882              3.10             1,659        3.54
   Other (a)                              6,866                               4,840
                                        -------                             -------
                                         60,003                              53,183
                                        -------                             -------
ELIMINATIONS                               (259)                               (242)
                                        -------                             -------
                                        $62,135                             $56,389
                                        =======                             =======
- ------------------------------------------------------------------------------------------------

(a)   Includes the current portion of long-term debt.
- ------------------------------------------------------------------------------------------------

      Confirmed credit lines of approximately $3.1 billion had been extended to GE by 40 banks at year-end 1993. Substantially all of GE's credit lines are available to GE Capital and GECS in addition to their own credit lines.

      At year-end 1993, GE Capital had committed lines of credit aggregating $19.0 billion with 134 banks, including $6.0 billion of revolving credit agreements pursuant to which GE Capital has the right to borrow funds for periods exceeding one year. A total of $4.6 billion of GE Capital's credit lines is available for use by GECS; $1.8 billion is available for use by GE.

      During 1993, neither GE nor GECS borrowed under any of these credit lines. Both compensate banks for credit facilities either in the form of fees or a combination of balances and fees as agreed to with each bank. Compensating balances and commitment fees were immaterial in each of the past three years.

      Kidder, Peabody had established credit lines of $6.1 billion at December 31, 1993, including $3.1 billion available on an unsecured basis. Borrowings from banks were primarily unsecured demand obligations, at interest rates approximating broker call loan rates, to finance inventories of securities and to facilitate the securities settlement process.

      Aggregate amounts of long-term borrowings that mature during the next five years, after deducting debt reacquired for sinking-fund needs, are as follows.



- -----------------------------------------------------------------------
(In millions)      1994        1995        1996        1997        1998
- -----------------------------------------------------------------------
GE               $  819      $  258      $  627      $  511      $  584
GECS              6,421       6,204       4,868       2,971       3,566
- -----------------------------------------------------------------------

      Outstanding balances in long-term borrowings at December 31, 1993 and 1992, were as follows.



- -----------------------------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                                       Weighted
December 31                             average
(In millions)                     interest rate        Maturities              1993              1992
- -----------------------------------------------------------------------------------------------------
GE
Notes (a)                                  7.13%        1995-1998           $ 1,694           $ 2,298
Debentures/sinking-
   fund debentures                            -                 -                 -               300
Deep discount notes                           -                 -                 -               150
Industrial development/
   pollution control
   bonds (a)                               3.09         1995-2019               272               272
Other (a) (b)                                                                   447               400
                                                                            -------           -------
                                                                              2,413             3,420
                                                                            -------           -------
GECS
Senior notes
   Notes (a) (c)                           6.03         1995-2012            22,042            18,087
   Zero coupon/deep
      discount notes                      13.72         1995-2001             1,407             1,578
   Reset or remarketed
      notes (d)                            8.39         2007-2018             1,500             1,500
   Floating rate notes                      (e)         1995-2053               521               496
   Less unamortized
      discount/premium                                                         (344)             (464)
                                                                            -------           -------
                                                                             25,126            21,197
Subordinated notes (f)                     8.12         2006-2012               759               760
                                                                            -------           -------
                                                                             25,885            21,957
                                                                            -------           -------
ELIMINATIONS                                                                    (28)               (1)
                                                                            -------           -------
                                                                            $28,270           $25,376
                                                                            =======           =======
- -----------------------------------------------------------------------------------------------------

(a) At December 31, 1993, GE and GECS had agreed with others to exchange currencies on principal amounts equivalent to U.S. $498 million and $8,101 million, respectively, and related interest payments. GE and GECS also had entered into interest rate swaps with others related to interest on $610 million and $13,224 million, respectively. At December 31, 1992, GE and GECS had agreed with others to exchange currencies on principal amounts equivalent to U.S. $1,224 million and $6,499 million, respectively, and related interest payments. GE and GECS also had entered into interest rate swaps with others relating to interest on $2,352 million and $8,549 million, respectively.

(b) Includes original issue premium and discount and a variety of obligations having various interest rates and maturities, including borrowings by parent operating components and all affiliate borrowings.

(c) At December 31, 1993 and 1992, counterparties held options under which GECS can be caused to execute interest rate swaps associated with interest payments through 1999 on $500 million and $625 million, respectively.

(d) Interest rates are reset at the end of the initial and each subsequent interest period. At each rate-reset date, GECS may redeem notes in whole or in part at its option. Current interest periods range from March 1994 to May 1996.

(e) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable either monthly or semiannually at the option of GECS.

(f)   Includes $700 million at December 31, 1993 and 1992, guaranteed by GE.
- -----------------------------------------------------------------------------------------------------
                                     F-31


Annual Report Page 56

- ---------------------------------------------------------------------------

NOTE 19 GECS SECURITIES SOLD BUT NOT
        YET PURCHASED, AT MARKET




- --------------------------------------------------------------------------
December 31 (In millions)                           1993              1992
- --------------------------------------------------------------------------
U.S. government                                  $12,789           $ 9,570
Corporate stocks, bonds and non-U.S.
   securities                                      2,528             1,802
State and municipal securities                        15                41
                                                 -------           -------
                                                 $15,332           $11,413
                                                 =======           =======
- --------------------------------------------------------------------------


NOTE 20 GE ALL OTHER CURRENT COSTS
        AND EXPENSES ACCRUED

At year-end 1993 and 1992, this account included taxes accrued of $1,664 million and $1,460 million, respectively, and compensation and benefit accruals (including the current portion of postretirement and postemployment benefit accruals) of $1,311 million and $1,000 million, respectively. Also included are amounts for product warranties, estimated costs on shipments billed to customers and a wide variety of sundry items.

NOTE 21 INSURANCE RESERVES AND ANNUITY BENEFITS

Insurance reserves and annuity benefits represents policyholders' benefits, unearned premiums and provisions for policy losses in GECS' insurance and annuity businesses. The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

      The liability for future policy benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

      Interest rates credited to annuity contracts in 1993 ranged from 3.7% to 9.7%. For most annuities, interest rates to be credited are redetermined by management on an annual basis.

      SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, was adopted during 1993. The principal effect of this Statement was to report reinsurance receivables and prepaid reinsurance premiums, a total of $1,818 million at December 31, 1993, as assets. Such amounts were reported as reductions of insurance reserves at the end of 1992.

      Financial guaranties, principally by GE Capital's Financial Guaranty Insurance Company, were $101.4 billion and $81.3 billion at year-end 1993 and 1992, respectively, before reinsurance of $17.3 billion and $13.7 billion, respectively. Mortgage insurance risk in force of GE Capital's mortgage insurance operations aggregated $27.0 billion and $21.3 billion at December 31, 1993 and 1992, respectively.

NOTE 22 GE ALL OTHER LIABILITIES
        (INCLUDING POSTEMPLOYMENT BENEFITS)

This account includes noncurrent compensation and benefit accruals at year-end 1993 and 1992 of $4,507 million and $3,743 million, respectively. Other noncurrent liabilities include amounts for product warranties, deferred incentive compensation, deferred income and a wide variety of sundry items.

      The Company adopted SFAS No. 112, Employers' Accounting for
Postemployment Benefits, effective as of January 1, 1993. This Statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The principal effect for GE was to change the method of accounting for severance benefits. Under the previous accounting policy, the total cost of severance benefits was expensed when the severance event occurred.

      The cumulative effect of the accounting change as of January 1, 1993, amounted to $1,306 million before taxes ($862 million, or $1.01 per share, after taxes). Aside from the one-time effect of the adjustment, adoption of SFAS No. 112 was not material to 1993 earnings, and there was no 1993 cash flow impact.

Annual Report Page 57

- ---------------------------------------------------------------------------

NOTE 23 DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.



- --------------------------------------------------------------------------
December 31 (In millions)                           1993              1992
- --------------------------------------------------------------------------
Assets
   GE                                            $ 3,547           $ 2,864
   GECS                                            2,204             1,810
                                                 -------           -------
                                                   5,751             4,674
                                                 -------           -------
Liabilities
   GE                                              3,248             2,535
   GECS                                            7,612             6,679
                                                 -------           -------
                                                  10,860             9,214
                                                 -------           -------
Net deferred tax liability                       $ 5,109           $ 4,540
                                                 =======           =======
- --------------------------------------------------------------------------

      Principal components of the net deferred tax liability balances are shown below for GE and GECS.



- --------------------------------------------------------------------------
December 31 (In millions)                           1993              1992
- --------------------------------------------------------------------------
GE
   Provisions for expenses                       $(2,219)          $(1,491)
   Retiree insurance plans                          (879)             (965)
   GE pension                                      1,170               957
   Depreciation                                      890               829
   Other - net                                       739               341
                                                  ------            ------
                                                    (299)             (329)
                                                  ------            ------
GECS
   Financing leases                                4,917             4,553
   Operating leases                                  966               811
   Net unrealized gains on securities                437                19
   Tax transfer leases                               340               329
   Provision for losses                             (831)             (715)
   Insurance reserves                               (370)             (344)
   AMT credit carryforwards                            -              (200)
   Other - net                                       (51)              416
                                                  ------            ------
                                                   5,408             4,869
                                                  ------            ------
Net deferred tax liability                        $5,109            $4,540
                                                  ======            ======
- --------------------------------------------------------------------------

      Deferred taxes were determined under SFAS No. 109, Accounting for Income Taxes, which was adopted effective January 1, 1992.



NOTE 24 MINORITY INTEREST IN EQUITY
        OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes 8,750 shares of $100 par value variable cumulative preferred stock issued by GE Capital with a liquidation preference value of $875 million. Dividend rates on this preferred stock ranged from 2.33% to 2.79% during 1993 and from 2.44% to 3.49% during 1992.

NOTE 25 SHARE OWNERS' EQUITY



- -------------------------------------------------------------------------
(In millions)                           1993           1992          1991
- -------------------------------------------------------------------------
COMMON STOCK ISSUED
Balance at January 1 and
   December 31                       $   584        $   584       $   584
                                     =======        =======       =======
OTHER CAPITAL
Balance at January 1                    $755           $938        $1,061
Currency translation
   adjustments                          (279)          (209)         (175)
Unrealized gains on
   securities                            812             30            45
Gains (losses) on treasury
   stock dispositions                    110             (4)            7
                                     -------        -------       -------
Balance at December 31               $ 1,398        $   755       $   938
                                     =======        =======       =======
RETAINED EARNINGS
Balance at January 1                 $26,527        $23,787       $22,959
Net earnings                           4,315          4,725         2,636
Dividends declared                    (2,229)        (1,985)       (1,808)
                                     -------        -------       -------
Balance at December 31               $28,613        $26,527       $23,787
                                     =======        =======       =======
COMMON STOCK HELD IN
   TREASURY
Balance at January 1                 $ 4,407        $ 3,626       $ 2,924
Purchases                                770          1,206         1,112
Dispositions                            (406)          (425)         (410)
                                     -------        -------       -------
Balance at December 31               $ 4,771        $ 4,407       $ 3,626
                                     =======        =======       =======
- -------------------------------------------------------------------------

      Authorized shares of common stock (par value $0.63) total
1,100,000,000 shares. Common shares issued and outstanding are summarized in the table below.



- ------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
December 31 (In thousands)             1993          1992           1991
- ------------------------------------------------------------------------
Issued                              926,564       926,564        926,564
In treasury                         (72,913)      (71,135)       (62,442)
                                    -------       -------        -------
Outstanding                         853,651       855,429        864,122
                                    =======       =======        =======
- ------------------------------------------------------------------------

      The current Proxy Statement includes a proposal recommended by the Board of Directors on December 17, 1993, which, if approved by share owners, would (a) increase the number of authorized shares of common stock from 1,100,000,000 shares each with a par value of $0.63 to 2,200,000,000 shares each with a par value of $0.32 and

Annual Report Page 58

- ---------------------------------------------------------------------------

(b) split each unissued and issued common share, including shares held in treasury, into two shares of common stock each with a par value of $0.32.

      GE has 50,000,000 authorized shares of preferred stock ($1.00 par value), but no such shares have been issued.

      The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in other capital. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. The cumulative currency translation adjustment was a $246 million reduction of other capital at December 31, 1993, compared with cumulative additions to other capital of $33 million and $242 million at December 31, 1992 and 1991, respectively.

NOTE 26 OTHER STOCK-RELATED INFORMATION

Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in the Company's current Proxy Statement. With certain restrictions, the Company can meet requirements for stock option shares from either unissued or treasury shares.



- -----------------------------------------------------------------------
STOCK OPTION INFORMATION                              Average per share
                                                  ---------------------
                           Shares subject         Option         Market
(Shares in thousands)           to option          price          price
- ------------------------------------------------------------------------
Balance at January 1, 1993         24,082         $64.37         $85.50
Options granted                     8,790          91.80          91.80
Replacement options                   441          57.19          57.19
Options exercised                  (3,036)         56.65          95.14
Options terminated                   (600)         73.67              -
                                   ------
Balance at December 31, 1993       29,677          72.99         104.88
                                   ======
- ------------------------------------------------------------------------

      The replacement options replaced canceled SARs and have identical terms thereto. At December 31, 1993, there were 3,529,125 SARs exercisable at an average price of $75.32. There were 1,836,050 restricted stock shares and restricted stock units outstanding at December 31, 1993.

      At December 31, 1993 and 1992, respectively, there were 8,069,046 and 8,755,078 shares available for grants of options, SARs, restricted stock and restricted stock units. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect become available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

      Outstanding options and rights expire on various dates through December 17, 2003. Restricted stock grants vest on various dates up to normal retirement of grantees.

NOTE 27 GECS' BROKER-DEALER POSITIONS



- --------------------------------------------------------------------------
December 31 (In millions)                           1993              1992
- --------------------------------------------------------------------------
INCLUDED IN GECS' OTHER RECEIVABLES
   Securities failed to deliver                   $2,315              $218
   Deposits paid for securities borrowed           1,944             1,976
   Clearing organizations and other                3,207               930
                                                  ------            ------
                                                  $7,466            $3,124
                                                  ======            ======
INCLUDED IN GECS' ACCOUNTS PAYABLE
   Securities failed to receive                   $1,701              $193
   Deposits received for securities loaned         1,390             1,051
   Clearing organizations and other                  275               100
                                                  ------            ------
                                                  $3,366            $1,344
                                                  ======            ======
- --------------------------------------------------------------------------

      Kidder, Peabody, in conducting its normal operations, employs a wide variety of financial instruments in order to balance its investment positions. Management believes that the most meaningful measures of these positions for a broker-dealer are the values at which the positions are presented in the Statement of Financial Position in accordance with securities industry practices.

      The following required supplemental disclosures of gross contract terms are indicators of the nature and extent of such broker-dealer positions and are not intended to portray the much smaller credit or economic risk.

      At December 31, 1993, open commitments to sell mortgage-backed securities amounted to $18,539 million ($17,191 million in 1992); open commitments to purchase mortgage-backed securities amounted to $14,637 million ($13,131 million in 1992); interest rate swap agreements were open for interest on $4,084 million ($6,038 million in 1992); commitments amounting to $10,837 million ($6,711 million in 1992) were open under options written to cover price changes in securities; the face amount of open interest rate futures and forward contracts for currencies as well as money market and other instruments amounted to $30,506 million ($10,936 million in 1992); contracts establishing limits on counterparty exposure to interest rates were outstanding for interest on $1,610 million ($2,722 million in 1992); and firm underwriting commitments for the purchase of stock or debt amounted to $3,311 million ($4,094 million in 1992).

Annual Report Page 59

- ---------------------------------------------------------------------------

Note 28  Supplemental Cash Flows Information

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses. "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

      "All other operating activities" in the Statement of Cash Flows consists principally of adjustments to current and noncurrent accruals of costs and expenses, amortization of premium and discount on debt, and adjustments to assets such as amortization of goodwill and intangibles.

      The Statement of Cash Flows excludes certain noncash transactions that had no significant effects on the investing or financing activities of GE or GECS.

      Certain supplemental information for GECS' cash flows is shown below.



- -----------------------------------------------------------------------------------------------------------------------------
For the years ended December 31 (In millions)                                              1993            1992          1991
- -----------------------------------------------------------------------------------------------------------------------------
CERTAIN BROKER-DEALER ACCOUNTS
   Trading securities                                                                  $ (7,517)       $ (5,966)     $ (5,463)
   Securities purchased under agreements to resell                                      (16,675)         (7,386)        4,006
   Securities sold under agreements to repurchase                                        20,655           7,841           349
   Securities sold but not yet purchased                                                  3,919           6,529          (440)
                                                                                       --------        --------      --------
                                                                                       $    382        $  1,018      $ (1,548)
                                                                                       ========        ========      ========
FINANCING RECEIVABLES
   Increase in loans to customers                                                      $(30,002)       $(27,069)     $(25,030)
   Principal collections from customers                                                  27,571          25,136        25,289
   Investment in equipment for financing leases                                          (7,204)         (7,758)       (8,829)
   Principal collections on financing leases                                              6,812           5,338         3,726
   Net change in credit card receivables                                                 (1,341)           (330)       (2,410)
                                                                                       --------        --------      --------
                                                                                       $ (4,164)       $ (4,683)     $ (7,254)
                                                                                       ========        ========      ========
ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses                         $(10,488)       $ (6,865)     $ (6,002)
   Dispositions and maturities of securities by insurance and annuity businesses          7,698           6,200         5,415
   Other                                                                                 (4,124)         (3,003)       (1,538)
                                                                                       --------        --------      --------
                                                                                       $ (6,914)       $ (3,668)     $ (2,125)
                                                                                       ========        ========      ========
NEWLY ISSUED DEBT HAVING MATURITIES MORE THAN 90 DAYS
   Short-term (91-365 days)                                                            $  4,315          $4,456      $  4,863
   Long-term (over one year)                                                             10,885           6,699         6,317
   Long-term subordinated                                                                     -             450           250
   Proceeds - nonrecourse, leveraged lease debt                                              53             148         1,808
                                                                                       --------        --------      --------
                                                                                       $ 15,253        $ 11,753      $ 13,238
                                                                                       ========        ========      ========
REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES MORE THAN 90 DAYS
   Short-term (91-365 days)                                                            $ (9,008)       $ (6,474)     $ (6,504)
   Long-term (over one year)                                                               (208)           (658)       (1,769)
   Long-term subordinated                                                                     -             (76)          (32)
   Principal payments - nonrecourse, leveraged lease debt                                  (312)           (272)         (280)
                                                                                       --------        --------      --------
                                                                                       $ (9,528)       $ (7,480)     $ (8,585)
                                                                                       ========        ========      ========
ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment and annuity contracts                             $    509        $      -      $      -
   Redemption of investment and annuity contracts                                          (578)              -             -
                                                                                       --------        --------      --------
                                                                                       $    (69)       $      -      $      -
                                                                                       ========        ========      ========
- -----------------------------------------------------------------------------------------------------------------------------

Annual Report Page 60
- ---------------------------------------------------------------------------

NOTE 29 INDUSTRY SEGMENTS



- ----------------------------------------------------------------------------------------------------------------------------
                                  REVENUES
(In millions)                     For the years ended December 31
- ----------------------------------------------------------------------------------------------------------------------------
                                         Total revenues                Intersegment revenues           External revenues
                                  ----------------------------    ----------------------------     ------------------------
                                   1993       1992       1991      1993        1992      1991       1993     1992      1991
- ----------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines             $ 6,580    $ 7,368    $ 7,777     $  59       $  57     $  29    $ 6,521  $ 7,311   $ 7,748
   Appliances                     5,555      5,330      5,225         3           3         4      5,552    5,327     5,221
   Broadcasting                   3,102      3,363      3,121         -           -         1      3,102    3,363     3,120
   Industrial                     7,379      6,907      6,783       264         267       327      7,115    6,640     6,456
   Materials                      5,042      4,853      4,736        50          51        51      4,992    4,802     4,685
   Power Systems                  6,692      6,371      6,189       246         272       265      6,446    6,099     5,924
   Technical Products and
     Services                     4,174      4,674      4,686        18          68        99      4,156    4,606     4,587
   All Other                      2,043      1,749      1,545         -           -         -      2,043    1,749     1,545
   Corporate items and
     eliminations                  (208)      (361)      (468)     (640)       (718)     (776)       432      357       308
                                -------    -------    -------   -------     -------   -------    -------  -------   -------
     Total GE                    40,359     40,254     39,594         -           -         -     40,359   40,254    39,594
                                -------    -------    -------   -------     -------   -------    -------  -------   -------
GECS
   Financing                     12,399     10,544     10,069         -           -         -     12,399   10,544    10,069
   Specialty Insurance            4,862      3,863      2,989         -           -         -      4,862    3,863     2,989
   Securities Broker-Dealer       4,861      4,022      3,346         -           -         -      4,861    4,022     3,346
   All Other                         15         11         (5)        -           -         -         15       11        (5)
                                -------    -------    -------   -------     -------   -------    -------  -------   -------
     Total GECS                  22,137     18,440     16,399         -           -         -     22,137   18,440    16,399
                                -------    -------    -------   -------     -------   -------    -------  -------   -------
   Eliminations                  (1,934)    (1,621)    (1,364)        -           -         -     (1,934)  (1,621)   (1,364)
                                -------    -------    -------   -------     -------   -------    -------  -------   -------
     Consolidated revenues      $60,562    $57,073    $54,629    $    -      $    -    $    -    $60,562  $57,073   $54,629
                                =======    =======    =======   =======     =======   =======    =======  =======   =======
- ----------------------------------------------------------------------------------------------------------------------------

"All Other" GE revenues consists primarily of GECS' earnings.
- ----------------------------------------------------------------------------------------------------------------------------




- ----------------------------------------------------------------------------------------------------------------------------
                                  ASSETS                          PROPERTY, PLANT AND EQUIPMENT
                                                                  (INCLUDING EQUIPMENT LEASED TO OTHERS)
(In millions)                    At December 31                   For the years ended December 31
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                              Depreciation, depletion and
                                                                            Additions                amortization
                                -----------------------------   -----------------------------  ----------------------------
                                   1993       1992       1991      1993        1992      1991       1993     1992      1991
- ----------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines            $  5,329   $  6,153   $  6,649    $  208      $  276    $  371     $  339   $  294    $  295
   Appliances                     2,193      2,248      2,503       132         126       118        131      105       106
   Broadcasting                   3,742      3,736      3,886        56          52        70         98       82        84
   Industrial                     4,909      4,983      4,824       379         299       320        310      282       262
   Materials                      8,181      8,081      8,340       376         255       784        417      393       369
   Power Systems                  4,408      3,614      3,450       251         245       267        185      159       144
   Technical Products and
     Services                     2,179      2,393      2,629       126         118       148         89       74        98
   All Other                     11,604      9,719      8,750         1           1         6          3        5         5
   Corporate items and
     eliminations                 8,589      7,148      6,119        59          73        80         59       89        66
                               --------   --------   --------   -------     -------   -------    -------  -------   -------
     Total GE                    51,134     48,075     47,150     1,588       1,445     2,164      1,631    1,483     1,429
                               --------   --------   --------   -------     -------   -------    -------  -------   -------
GECS
   Financing                    106,854     82,207     74,554     3,352       4,761     3,688      1,545    1,259     1,161
   Specialty Insurance           18,915     14,624     11,812        15          17        11          9       13         8
   Securities Broker-Dealer      85,009     55,455     41,218        15          32        31         38       34        38
   All Other                        952      2,238        230        59         118        41         38       29        18
                               --------   --------   --------   -------     -------   -------    -------  -------   -------
     Total GECS                 211,730    154,524    127,814     3,441       4,928     3,771      1,630    1,335     1,225
                               --------   --------   --------   -------     -------   -------    -------  -------   -------
   Eliminations                 (11,358)    (9,723)    (8,456)        -           -         -          -      -           -
                               --------   --------   --------   -------     -------   -------    -------  -------   -------
     Consolidated totals       $251,506   $192,876   $166,508    $5,029      $6,373    $5,935     $3,261   $2,818    $2,654
                               ========   ========   ========   =======     =======   =======    =======  =======   =======
- ----------------------------------------------------------------------------------------------------------------------------

"All Other" GE assets consists primarily of investment in GECS.
- ----------------------------------------------------------------------------------------------------------------------------

Annual Report Page 61

- ---------------------------------------------------------------------------

A description of industry segments for General Electric Company and consolidated affiliates follows.

    * AIRCRAFT ENGINES. Jet engines and replacement parts and repair services for all categories of commercial aircraft (short/medium, intermediate and long-range); a wide variety of military planes, including fighters, bombers, tankers and helicopters; and executive and commuter aircraft. Sold worldwide to airframe manufacturers, airlines and government agencies. Also, aircraft engine derivatives used as marine propulsion and industrial power sources.

    * APPLIANCES. Major appliances such as refrigerators, freezers, electric and gas ranges, dishwashers, clothes washers and dryers, microwave ovens and room air conditioning equipment. Sold primarily in North America, but also in global markets, under various GE and private-label brands. Distributed to retail outlets, mainly for the replacement market, and to building contractors and distributors for new installations.

    * BROADCASTING. Primarily the National Broadcasting Company (NBC). Principal businesses are furnishing of U.S. network television services to more than 200 affiliated stations, production of television programs, operation of six VHF television broadcasting stations, and investment and programming activities in cable television.

    * INDUSTRIAL. Lighting products (including a wide variety of lamps, wiring devices and quartz products); electrical distribution and control equipment; transportation systems products (including diesel-electric locomotives, transit propulsion equipment and motorized wheels for off-highway vehicles); electric motors and related products; a broad range of electrical and electronic industrial automation products; and GE Supply, a network of electrical supply houses. Markets are extremely varied. Products are sold to commercial and industrial end users, original equipment manufacturers, electrical distributors, retail outlets, railways and transit authorities. Increasingly, products are developed for and sold in global markets.

    * MATERIALS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones; superabrasives such as man-made diamonds; and laminates. Sold worldwide to a diverse customer base consisting mainly of manufacturers.

    * POWER SYSTEMS. Products mainly for the generation, transmission and distribution of electricity, including related installation, engineering and repair services. Markets and competition are global. Steam turbine-generators are sold to electric utilities, to the U.S. Navy, and, for cogeneration, to industrial and other power customers. Marine steam turbines and propulsion gears are sold to the U.S. Navy. Gas turbines are sold principally as packaged power plants for electric utilities and for industrial cogeneration and mechanical drive applications. Power Systems also includes power delivery and control products, such as transformers, meters, relays, capacitors and arresters for the utility industry; nuclear reactors; and fuel and support services for GE's installed boiling water reactors.

    * TECHNICAL PRODUCTS AND SERVICES. Medical systems such as magnetic resonance (MR) and computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound and other diagnostic equipment sold worldwide to hospitals and medical facilities. This segment also includes a full range of computer-based information and data interchange services for internal use and external commercial and industrial customers.

    *    GECS FINANCING. Operations of GE Capital as follows:

      Consumer services - private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and annuity and mutual fund sales.

      Specialized financing - loans and financing leases for major capital assets, including aircraft, industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in highly leveraged management buyouts and corporate recapitalizations.

      Equipment management - leases, loans and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

      Mid-market financing - loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

      Very few of the products financed by GE Capital are manufactured by other GE segments.

    * GECS SPECIALTY INSURANCE. U.S. and international multiple-line property and casualty reinsurance and certain directly written specialty insurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; creditor insurance covering international customer loan repayments; and life reinsurance.

    * GECS SECURITIES BROKER-DEALER. Kidder, Peabody, a full-service international investment bank and securities broker, member of the principal stock and commodities exchanges and a primary dealer in U.S. government securities. Offers services such as underwriting, sales and trading, advisory services on acquisitions and financings, research and asset management.

Annual Report Page 62

- ---------------------------------------------------------------------------

NOTE 30 GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

U.S. revenues include GE exports to external customers, as shown by major areas of the world on page 38, and royalty and licensing income from non-U.S. sources.

      The Company manages its exposure to currency movements by committing to future exchanges of currencies at specified prices and dates.
Commitments outstanding at December 31, 1993 and 1992, were $1,386 million and $1,533 million, respectively, for GE and $1,833 million and $2,084 million, respectively, for GECS, excluding Kidder, Peabody.



- ---------------------------------------------------------------------------------------------------------------------------------
                            REVENUES
(In millions)               For the years ended December 31
- ---------------------------------------------------------------------------------------------------------------------------------
                                   Total revenues                    Intersegment revenues                External revenues
                          -------------------------------      ------------------------------    --------------------------------
                               1993      1992        1991        1993        1992        1991        1993        1992        1991
- ----------------------------------------------------------------------------------------------------------------------------------
United States               $52,039   $48,710     $47,277      $1,513      $1,281      $1,246     $50,526     $47,429     $46,031
Other areas of the world     11,210    10,776       9,662       1,174       1,132       1,064      10,036       9,644       8,598
Intercompany eliminations    (2,687)   (2,413)     (2,310)     (2,687)     (2,413)     (2,310)          -           -           -
                            -------   -------     -------      ------      ------      ------     -------     -------     -------
   Total                    $60,562   $57,073     $54,629      $    -      $    -      $    -     $60,562     $57,073     $54,629
                            =======   =======     =======      ======      ======      ======     =======     =======     =======
- ---------------------------------------------------------------------------------------------------------------------------------




                            OPERATING PROFIT                 ASSETS
(In millions)               For the years ended December 31  At December 31
- ---------------------------------------------------------------------------------------------
                               1993      1992        1991        1993        1992        1991
- ---------------------------------------------------------------------------------------------
United States                $7,019    $6,883      $6,294    $219,903    $168,797    $147,648
Other areas of the world        793       819         898      31,791      24,244      19,031
Intercompany eliminations       (23)        6         (22)       (188)       (165)       (171)
                             ------    ------      ------    --------    --------    --------
   Total                     $7,789    $7,708      $7,170    $251,506    $192,876    $166,508
                             ======    ======      ======    ========    ========    ========
- ---------------------------------------------------------------------------------------------

NOTE 31 FAIR VALUES OF FINANCIAL INSTRUMENTS

As required under generally accepted accounting principles, financial instruments are presented in the accompanying financial statements - generally at either cost or fair value - based on both the characteristics of and management intentions regarding the instruments. Management believes that the financial statement presentation is the most useful for displaying the Company's results. However, SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. These disclosures disregard management intentions regarding the instruments, and, therefore, management believes that this information may be of limited usefulness.

      Apart from the Company's own borrowings, certain marketable securities and the financial instruments of Kidder, Peabody, relatively few of the Company's financial instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques indicate values sufficiently diverse that the only practicable disclosure is a range of values. Users of the following data are cautioned that limitations in the estimation techniques may have produced disclosed values different from those that could have been realized at December 31, 1993 or 1992. Moreover, the disclosed values are representative of fair values only as of the dates indicated inasmuch as interest rates, performance of the economy, tax policies and other variables significantly impact fair valuations. Cash and equivalents, trading securities, reverse repurchase agreements, repurchase agreements and other receivables have been excluded as their carrying amounts and fair values are the same, or approximately the same.

      Values were estimated as follows.

INVESTMENT SECURITIES. Based on quoted market prices or dealer quotes for actively traded securities. Value of other such securities was estimated using quoted market prices for similar securities.

Annual Report Page 63

- ---------------------------------------------------------------------------

TIME SALES, LOANS AND RELATED PARTICIPATIONS. Based on quoted market prices, recent transactions, market comparables and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

INVESTMENTS IN ASSOCIATED COMPANIES. Based on market comparables, recent transactions and/or discounted future cash flows for GECS investments. These equity interests were generally acquired in connection with financing transactions and, for purposes of this disclosure, fair values were estimated. GE's investments (aggregating $1,336 million and $1,301 million at December 31, 1993 and 1992, respectively) comprise many small investments, many of which are located outside the United States, and generally involve joint ventures for specific, limited objectives; determination of fair values is impracticable.

OTHER FINANCIAL INSTRUMENTS. Based on recent comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

BORROWINGS. Based on quoted market prices or market comparables. Fair values of interest rate and currency swaps on borrowings are based on quoted market prices and include the effects of counterparty creditworthiness.

ANNUITY BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

FINANCIAL GUARANTIES OF INSURANCE AFFILIATES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

      The carrying amounts and estimated fair values of the Company's financial instruments were as follows.



- -----------------------------------------------------------------------------------------------------------------------
ASSETS (LIABILITIES)                                              1993                                1992
                                                    ------------------------------     --------------------------------
                                                    Carrying             Estimated     Carrying               Estimated
At December 31 (In millions)                          amount            fair value       amount              fair value
- -----------------------------------------------------------------------------------------------------------------------
GE
   Investment securities                             $    19           $    19          $    32              $    32
   Other financial instruments                         2,105             2,261              832                  869
   Borrowings (a)                                     (4,804)           (4,933)          (6,868)              (6,991)
GECS
   Investment securities                              26,792            26,792           11,224               11,634
   Time sales, loans and related participations       39,678         41,410-40,685       36,131           37,420-36,240
   Investments in associated companies                 2,079           2,830-2,635        1,720             2,295-2,180
   Other financial instruments                         6,045           6,085-5,960        2,430             2,545-2,405
   Annuity benefits                                   (8,894)           (8,660)               -                    -
   Borrowings (a) (b)                                (85,888)          (87,020)         (75,140)             (76,400)
   Financial guaranties of insurance affiliates       (1,312)        (135)-(220)         (1,036)              200-55
- -----------------------------------------------------------------------------------------------------------------------

(a)   Swap contracts are integral to the Company's goal of achieving the lowest borrowing costs for particular funding strategies. The above fair values of borrowings include fair values of associated interest rate and currency swaps.
    At December 31, 1993, the approximate settlement values of GE's and GECS' swaps were $21 million and $340 million, respectively. Without such swaps, estimated fair values of GE's and GECS' borrowings would have been $4,912 million and $86,680 million, respectively. Approximately 90% of the notional amount of swaps outstanding at December 31,
    1993, was with counterparties having credit ratings of Aa/AA or better.

(b)   Proceeds from borrowings are invested in a variety of GECS activities, including both financial instruments, shown in the preceding table, as well as leases, for which fair value disclosures are neither required nor reasonably estimable. When evaluating the extent to which estimated fair value of borrowings exceeds the related carrying amount, users should consider that the fair value of the fixed payment stream for long-term leases would increase as well.
- -----------------------------------------------------------------------------------------------------------------------

Annual Report Page 64

- ---------------------------------------------------------------------------

NOTE 32 QUARTERLY INFORMATION (UNAUDITED)



- ---------------------------------------------------------------------------------------------------------------------------
                                               First quarter       Second quarter       Third quarter     Fourth quarter
(Dollar amounts in millions;               -----------------    -----------------   -----------------     -----------------
per-share amounts in dollars)                 1993      1992       1993      1992      1993      1992      1993        1992
- ---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Earnings from continuing operations         $1,085    $  964     $  656    $1,130    $1,206    $  996   $ 1,477     $ 1,215
Earnings from discontinued operations           75        94          -        86         -       114         -         126
Gain on transfer of discontinued operations      -         -        678         -         -         -         -           -
Accounting change                             (862) (a)    -          -         -         -         -         -           -
                                            ------    ------     ------    ------    ------    ------    ------      ------
Net earnings                                $  298    $1,058     $1,334    $1,216    $1,206    $1,110   $ 1,477      $1,341
                                            ======    ======     ======    ======    ======    ======    ======      ======
Per share
   Earnings from continuing operations      $ 1.27    $ 1.12     $ 0.77    $ 1.32    $ 1.41    $ 1.17   $  1.73     $  1.42
   Earnings from discontinued operations      0.09      0.11       0.79      0.10         -      0.13         -        0.15
   Accounting change                         (1.01) (a)    -          -         -         -         -         -           -
                                            ------    ------     ------    ------    ------    ------    ------      ------
   Net earnings                             $ 0.35    $ 1.23     $ 1.56    $ 1.42    $ 1.41    $ 1.30   $  1.73     $  1.57
                                            ======    ======     ======    ======    ======    ======    ======      ======
SELECTED DATA - CONTINUING OPERATIONS
GE
   Sales of goods and services              $7,968    $7,996     $9,468    $9,513    $8,779    $9,242   $11,607     $11,192
   Gross profit from sales                   2,074     2,083      1,662     2,496     2,198     2,123     2,929       2,824
GECS
   Revenues from operations                  4,763     4,301      5,129     4,493     5,919     4,761     6,326       4,885
   Operating profit                            644       517        583       484       833       542       588         492
- ---------------------------------------------------------------------------------------------------------------------------

(a) Reflects the cumulative effect to January 1, 1993, of the change in accounting for postemployment benefits (SFAS No. 112).
     As originally reported, net earnings for the first quarter were $1,160 million, or $1.36 per share.
- ---------------------------------------------------------------------------------------------------------------------------

      For GE, gross profit from sales is sales of goods and services less cost of goods and services sold. For GECS, operating profit is income before taxes.

      Second-quarter 1993 earnings from continuing operations were reduced by restructuring provisions of $678 million ($0.79 per share) after tax. Second-quarter gross profit from sales was reduced by restructuring provisions of $875 million before tax.

      Earnings-per-share amounts for each quarter are required to be computed independently and, in 1992, did not equal the total year earnings-per-share amounts.

          GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                               SCHEDULE II
               AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
    UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


(In millions)
                                                  Deductions
                     Balance at                   ----------
                   beginning of                      Amounts        Balance at
Name of Debtor           period     Additions      Collected     end of period
- --------------     ------------     ---------     ----------     -------------
1993:
   Employees:
      William J. Conaty  $    -        $  0.5(a)      $    -            $  0.5
                         ======        ======         ======            ======
1992:
   Employees:
      Names              $    -        $    -         $    -            $    -
                         ======        ======         ======            ======
1991:
   Employees:
      Names              $    -        $    -         $    -            $    -
                         ======        ======         ======            ======

(a)In connection with the relocation of William J. Conaty, who was promoted to the position of Senior Vice President - Human Resources in 1993, the Company provided a $0.5 million loan to assist him in purchasing a home. The loan is secured by a second mortgage on the home and is repayable, with interest at the Company's commercial paper borrowing rate, in five years.

          GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                              SCHEDULE VIII
                    VALUATION AND QUALIFYING ACCOUNTS


                                               GE allowance for losses
                                                  deducted from assets
                                               -----------------------
                                                 Accounts
                                                and notes
                                               receivable  Investments
                                               ----------   ----------
                                                 (Amounts in millions)

Balance, January 1, 1991                            $191         $106
      Provisions charged (credited) to operations     58           10
      (Deductions) additions                         (58)         (50)
                                                    ----         ----
Balance, December 31, 1991                           191  (1)      66
      Provisions charged (credited) to operations     78           10
      (Deductions) additions                         (73)         (19)
                                                    ----         ----
Balance, December 31, 1992                           196  (1)      57
      Provisions charged (credited) to operations     51           57
      (Deductions) additions                         (49)          (5)
                                                    ----         ----

Balance, December 31, 1993                          $198  (1)    $109
                                                    ====         ====

- --------------------------

      (1) The year-end balance is segregated on the Statement of Financial Position as follows:


                                                 1993     1992     1991
                                                 ----     ----     ----
          Current receivables                    $170     $178     $181

          Other assets (long-term receivables,
            customer financing, etc.)              28       18       10
                                                 ----     ----     ----

                                                 $198     $196     $191
                                                 ====     ====     ====

      Reference is made to note 8 in Notes to Consolidated Financial Statements appearing in the 1993 Annual Report to Share Owners which contains information with respect to GECS allowance for losses on financing receivables for 1993, 1992 and 1991.


          GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                               SCHEDULE IX
                          SHORT-TERM BORROWINGS


                                     At December 31
                                -------  ----------      Maximum        Average for year
                                           Weighted       amount   ---------------------
                                            Average  outstanding                Weighted
                                           Interest       at any        Amount  Interest
Category                         Balance       Rate    month-end   Outstanding  Rate (e)
- --------                         -------   --------    ---------   -----------  --------
1993                                                               (Dollar amounts in millions)
- ----
    GE
    --
    Commercial paper             $  708       3.36%      $ 2,943   $ 2,591 (a)     3.11%
    Bank borrowings -
       affiliates
          (principally
            non U.S.)               588       6.41%          588       451 (b)    10.46%
    Notes with trust
       departments                  102       3.03%          348       280 (b)     3.23%
    Current portion of
       long-term borrowings         819
    Other                           174
                                -------
    Total GE                      2,391                              3,322 (c)     4.12%
                                -------
    GECS
    ----
    Commercial paper             46,298       3.39%       46,298    41,689 (a)     3.28%
    Banks                         4,957       3.59%        4,957     3,773 (a)     3.59%
    Current portion
       of long-term
          borrowings              6,421
    Notes with trust
       departments                1,882       3.10%        2,317     1,895 (a)     2.97%
    Passbooks and
       investment
          certificates              445
                                -------
    Total GECS                   60,003                             47,357 (d)     3.29%
                                -------
    Eliminations                   (259)
                                -------
       Consolidated             $62,135
       ------------             =======

(a)   Average daily balance.
(b) Average balance is calculated by averaging month-end balances for the year.
(c)   Excludes current portion of long-term debt and other.
(d) Excludes current portion of long-term debt and passbooks and investment certificates.
(e) Short-term interest expense incurred divided by the average balance outstanding.

          GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                               SCHEDULE IX
                          SHORT-TERM BORROWINGS


                                     At December 31
                                -------  ----------      Maximum        Average for year
                                           Weighted       amount   ---------------------
                                            Average  outstanding                Weighted
                                           Interest       at any        Amount  Interest
Category                         Balance       Rate    month-end   Outstanding  Rate (e)
- --------                         -------   --------    ---------   -----------  --------
1992                                                                 (Dollar amounts in millions)
- ----
    GE
    --
    Commercial paper            $ 1,175       3.53%      $ 4,596   $ 3,921 (a)     3.77%
    Bank borrowings -
       affiliates
          (principally
          non U.S.                  456       8.73%          777       680 (b)    12.55%
    Notes with trust
       departments                  269       3.14%          376       331 (b)     3.74%
    Current portion of
       long-term borrowings       1,359
    Other                           189
                                -------
    Total GE                      3,448                              4,932 (c)     4.98%
                                -------
    GECS
    ----
    Commercial paper             42,168       3.57%       42,168    38,816 (a)     3.94%
    Banks                         4,516       4.20%        5,907     3,560 (a)     4.35%
    Current portion
       of long-term
          borrowings              4,300
    Notes with trust
       departments                1,659       3.54%        1,841     1,441 (a)     3.54%
    Passbooks and
       investment
          certificates              540
                                -------
    Total GECS                   53,183                             43,817 (d)     3.96%
                                -------
    Eliminations                   (242)
                                -------
       Consolidated             $56,389
       ------------             =======

(a)   Average daily balance.
(b) Average balance is calculated by averaging month-end balances for the year.
(c)   Excludes current portion of long-term debt and other.
(d) Excludes current portion of long-term debt and passbooks and investment certificates.
(e) Short-term interest expense incurred divided by the average balance outstanding.

          GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                               SCHEDULE IX
                          SHORT-TERM BORROWINGS


                                     At December 31
                                -------  ----------      Maximum        Average for year
                                           Weighted       amount   ---------------------
                                            Average  outstanding                Weighted
                                           Interest       at any        Amount  Interest
Category                         Balance       Rate    month-end   Outstanding  Rate (e)
- --------                         -------   --------    ---------   -----------  --------
1991                                                               (Dollar amounts in millions)
- ----
    GE
    --
    Commercial paper             $ 1,369      5.43%       $5,095    $4,047 (a)     6.02%
    Bank borrowings -
       affiliates
       (principally
          non U.S.)                1,464     11.93%        1,464     1,015 (b)    12.69%
    Notes with trust
       departments                   297      4.77%          396       348 (b)     5.96%
    Current portion of
       long-term borrowings          259
    Other                             93
                                  ------
    Total GE                       3,482                             5,410 (c)     7.27%
                                  ------
    GECS
    ----
    Commercial paper              38,822      5.12%       38,822    35,768 (a)     6.15%
    Banks                          3,003      5.20%        4,264     3,655 (a)     6.20%
    Current portion
       of long-term
          borrowings               4,370
    Notes with trust
       departments                   897      4.90%          897     1,090 (a)     5.83%
    Passbooks and
       investment
          certificates               978
                                 -------
    Total GECS                    48,070                            40,513 (d)     6.36%
                                 -------
    Eliminations                   (202)
                                 -------
    Consolidated                 $51,350
    ------------                 =======

(a)   Average daily balance.
(b) Average balance is calculated by averaging month-end balances for the year.
(c)   Excludes current portion of long-term debt and other.
(d) Excludes current portion of long-term debt and passbooks and investment certificates.
(e) Short-term interest expense incurred divided by the average balance outstanding.

          GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                               SCHEDULE X
               SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                           For the year ended December 31
                                           ------------------------------
(In millions)                                1993        1992        1991
                                             ----        ----        ----
GE
      Employee compensation, including
         Social Security taxes and other
         benefits                          $8,981      $9,258      $9,201
      Maintenance and repairs                 705         768         738
      Advertising                             332         347         344
      Taxes, except payroll and income
         taxes                                286         249         286
GECS
      Employee compensation, including
         Social Security taxes and other
         benefits                           2,067       1,631       1,333

      Advertising                             111         101          97
      Taxes, except payroll and income
         taxes                                151          97         118
Consolidated
      Employee compensation, including
         Social Security taxes and other
         benefits                          11,048      10,889      10,534
      Maintenance and repairs                 705         768         738
      Advertising                             443         448         441
      Taxes, except payroll and income
         taxes                                437         346         404

      Total employee compensation data include Social Security taxes of $645 million in 1993, $649 million in 1992 and $651 million in 1991. Amounts for depreciation and amortization of intangible assets, which were less than 1% of total sales and revenues in each of the three years shown, are included in "all other operating activities" in the Statements of Cash Flows.

                   Differences between the Circulated
                        Material and the Material
                          in Electronic Format

    The financial information included on pages F-1 through F-40 represents the financial information which appears in the 1993 General Electric Annual Report to Share Owners. That information was prepared on typesetting software for purposes of printing the Annual Report. The typesetting format was then converted electronically into an Officewriter format which can be accepted by the EDGAR system. Certain minor differences of graphics, layout and appearance, as set forth below, exist between the information as it is presented here and as it is presented in the Annual Report to Share Owners.

    1. The Annual Report is printed on dove gray colored recycled paper in a two column per page layout.

    2. For ease of reference, Annual Report page numbers have been retained and are indicated in the upper left hand corner of the pages in electronic format as "Annual Report page ---." The designation does not appear in the circulated Annual Report where page numbers are indicated by arabic numerals at the bottom of each page.

    3. On page F-1 (Annual Report page 25) the parenthetical "(Annual Report Pages)" was added to the electronic format for the sake of clarity, and these words do not appear in the circulated Annual Report.

    4. Pages 26-27, 28-29, and 30-31 of the Annual Report are "spreads," with the page on the left representing line-by-line account descriptions and numbered columns for General Electric Company and consolidated affiliates, and with the page on the right continuing with numbered columns for GE and GECS. For ease of reading in this electronic filing, line-by-line descriptions have been repeated on the equivalent right side pages, i.e., F-3, F-5 and F-7.

    5.    On pages F-1, F-8, F-9, F-13, F-14, F-15, F-16, F-17 and F-18
          (Annual Report pages 25, 32, 33, 37, 38, 39, 40, 41 and 42)
          of the electronic format the word "Chart:" appears in a number of instances toward the left hand margin next to a description of the chart. This formulation indicates that in the circulated Annual Report there appears a colored bar graph at these locations. The numbers which are presented at these places in the electronic format represent the plot points which were used to construct the bar graphs.

    6. Many headings in the circulated Annual Report are in bold face or in enlarged type or type of a special style. These have been converted to block capitals in the electronic format.
          The numbers of the Notes to Financial Statements appear as large contrasting green numerals in the circulated Annual Report.

    7. The solid black square character which is used in the circulated Annual Report has been replaced by an asterisk in the electronic format.

    8. On Annual Report page 44 (F-20) there are facsimile signatures of Messrs. Welch and Dammerman of GE in the circulated version.

    9. The Accountants Report (KPMG Peat Marwick) on page F-20 of this 10-K Report refers specifically to this Report on Form 10-K, including certain financial statement schedules included herein. KPMG Peat Marwick's Report appearing in the circulated Annual Report to Share Owners on page 44, signed by facsimile, does not refer to the schedules identified solely with the 10-K.