Form 10-Q
period 1994-03-31
GENERAL ELECTRIC CO
filed 1994-05-13
CIK 40545

   -1-
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994
                                           ------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                             ------    ------

                       Commission file number 1-35
                                              ----

                                GENERAL ELECTRIC COMPANY
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

             New York                                   14-0689340
  -------------------------------                   -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)

   3135 Easton Turnpike, Fairfield, CT                   06431-0001
   -----------------------------------                  ------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code) (203) 373-2459
                                                     --------------


           ---------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No
     ---     ---

      After adjusting to reflect the two-for-one stock split of April 28, 1994, there were 1,710,386,995 shares with a par value of $0.32 per share outstanding at May 8, 1994.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings

General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)

                                                                          Three months ended March 31 (Unaudited)
                                                     ----------------------------------------------------------------------------
                                                         Consolidated                      GE                       GECS
                                                     -----------------------     ----------------------     ---------------------
                                                          1994         1993           1994        1993           1994        1993
                                                     ----------   ----------     ----------  ----------     ----------  ---------
Sales of goods                                          $6,176       $6,085         $6,182      $6,089       $     -     $     -
Sales of services                                        2,075        1,875          2,082       1,879             -           -
Net earnings of GECS                                        -            -             330         451             -           -
GECS revenues from operations                            5,770        4,740             -           -           5,793       4,763
Other income                                               161          156            162         159             -           -
                                                     ----------   ----------     ----------  ----------     ----------  ---------
   Total revenues                                       14,182       12,856          8,756       8,578          5,793       4,763
                                                     ----------   ----------     ----------  ----------     ----------  ---------

Cost of goods sold                                       4,440        4,437          4,445       4,441             -           -
Cost of services sold                                    1,530        1,449          1,537       1,453             -           -
Interest and other financial charges                     2,279        1,569             91         152          2,191       1,422
Insurance losses and policyholder and annuity
   benefits                                                693          545             -           -             693         545
Provision for losses on financing receivables              170          255             -           -             170         255
Other costs and expenses                                 3,521        2,978          1,247       1,121          2,296       1,878
Minority interest in net earnings of consolidated
   affiliates                                               31           20              7           1             24          19
                                                     ----------   ----------     ----------  ----------     ----------  ---------
   Total costs and expenses                             12,664       11,253          7,327       7,168          5,374       4,119
                                                     ----------   ----------     ----------  ----------     ----------  ---------
Earnings from continuing operations before
   income taxes and accounting change                    1,518        1,603          1,429       1,410            419         644
Provision for income taxes                                (450)        (518)          (361)       (325)           (89)       (193)
                                                     ----------   ----------     ----------  ----------     ----------  ---------
Earnings from continuing operations before
  accounting change                                      1,068        1,085          1,068       1,085            330         451
Earnings from discontinued operations (net of
    income taxes of $44)                                    -            75             -           75             -           -
                                                     ----------   ----------     ----------  ----------     ----------  ---------
Earnings before accounting change                        1,068        1,160          1,068       1,160            330         451

Accounting change - cumulative effect to
   January 1, 1993, of postemployment benefits              -          (862)            -         (862)            -           -
                                                     ----------   ----------     ----------  ----------     ----------  ---------
   Net earnings                                         $1,068         $298         $1,068        $298           $330        $451
                                                     ==========   ==========     ==========  ==========     ==========  =========
Net earnings per share -a)
   Continuing operations                                 $0.62        $0.63
   Discontinued operations                                   -         0.05
                                                     ----------   ----------
   Earnings before accounting change                      0.62         0.68
   Cumulative effect of change in accounting
   for postemployment benefits                               -        (0.51)
                                                     ----------   ----------
   Net earnings per share                                $0.62        $0.17
                                                     ==========   ==========
Dividends declared per share -a)                         $0.36       $0.315
                                                     ----------   ----------

(a- Adjusted to reflect the two-for-one stock split on April 28, 1994.

Supplemental consolidating data are shown for "GE" and "GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.  See note 1 to the consolidated financial statements in the 1993
Annual Report to Share Owners for further information about consolidation matters.

Condensed Statement of Financial Position

General Electric Company and consolidated affiliates

(Dollars in millions)

                                                           Consolidated                    GE                         GECS
                                                     -----------------------     ----------------------     ----------------------
                                                       3/31/94     12/31/93        3/31/94    12/31/93        3/31/94    12/31/93
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Cash and equivalents                                    $2,524       $3,218         $1,289      $1,536         $1,235      $1,682
GECS trading securities                                 33,731       30,165             -           -          33,731      30,165
Investment securities                                   24,376       26,811             96          19         25,030      26,792
Securities purchased under agreements to resell         60,068       43,463             -           -          60,068      43,463
Current receivables                                      7,587        8,195          8,012       8,561             -           -
Inventories                                              4,333        3,824          4,333       3,824             -           -
GECS financing receivables - net                        65,997       63,948             -           -          65,997      63,948
Other GECS receivables                                  15,094       15,616             -           -          15,196      15,799
Property, plant and equipment (including equipment
   leased to others) - net                              21,810       21,228          9,432       9,542         12,378      11,686
Investment in GECS                                          -            -          10,071      10,809             -           -
Intangible assets                                       10,683       10,364          6,424       6,466          4,259       3,898
All other assets                                        23,887       24,674         11,111      10,377         12,776      14,297
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Total assets                                          $270,090     $251,506        $50,768     $51,134       $230,670    $211,730
                                                     ==========   ==========     ==========  ==========     ==========  ==========

Short-term borrowings                                  $62,697      $62,135         $2,544      $2,391        $61,105     $60,003
Accounts payable                                        13,482       11,956          2,329       2,331         11,448       9,885
Securities sold under agreements to repurchase          63,470       56,669             -           -          63,470      56,669
Securities sold but not yet purchased, at market        25,152       15,332             -           -          25,152      15,332
Other GE current liabilities                             9,455        9,637          9,455       9,637             -           -
Long-term borrowings                                    29,326       28,270          2,409       2,413         26,945      25,885
Insurance reserves and annuity benefits                 22,862       22,909             -           -          22,862      22,909
All other liabilities                                   11,613       12,009          8,457       8,482          3,158       3,529
Deferred income taxes                                    4,765        5,109           (160)       (299)         4,925       5,408
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Total liabilities                                      242,822      224,026         25,034      24,955        219,065     199,620
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Minority interest in equity of consolidated
   affiliates                                            1,873        1,656            339         355          1,534       1,301
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Common stock (1,853,128,000 shares issued) -a)             584          584            584         584              1           1
Other capital                                              545        1,398            545       1,398          1,715       2,596
Retained earnings                                       29,066       28,613         29,066      28,613          8,355       8,212
Less common stock held in treasury                      (4,800)      (4,771)        (4,800)     (4,771)            -           -
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Total share owners' equity                              25,395       25,824         25,395      25,824         10,071      10,809
                                                     ----------   ----------     ----------  ----------     ----------  ----------
Total liabilities and equity                          $270,090     $251,506        $50,768     $51,134       $230,670    $211,730
                                                     ==========   ==========     ==========  ==========     ==========  ==========

(a- Reflects the two-for-one stock split on April 28, 1994.

See notes to Condensed Consolidated Financial Statements.  March data are unaudited.  Consolidating data are shown supplementally for "GE" and "GECS". Transactions between GE and GECS have been eliminated from the "consolidated"
columns.

Condensed Statement of Cash Flows

General Electric Company and consolidated affiliates

(Dollars in millions)

                                                                            Three months ended March 31 (Unaudited)
                                                       ---------------------------------------------------------------------------
                                                           Consolidated                     GE                      GECS
                                                       -----------------------    ----------------------    ----------------------
                                                            1994         1993          1994        1993          1994        1993
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash flows from operating activities
- - ------------------------------------
Net earnings                                              $1,068         $298        $1,068        $298          $330        $451
Less earnings from discontinued operations                    -           (75)           -          (75)           -           -
Adjustments to reconcile net earnings to cash
  provided from (used for) continuing operating
  activities
     Cumulative effect of accounting change                   -           862            -          862            -           -
     Depreciation, depletion and amortization                734          708           340         358           394         350
     Earnings retained by GECS                                -            -           (143)       (301)           -           -
     Deferred income taxes                                    51          144           195         135          (144)          9
     Decrease in GE current receivables                      608          500           549         294            -           -
     Decrease (increase) in GE inventories                  (509)        (441)         (509)       (441)           -           -
     Increase (decrease) in accounts payable               1,052          298            (2)        (36)        1,089         180
     Increase in insurance reserves                           41          111            -           -             41         111
     Provision for losses on financing
       receivables                                           170          255            -           -            170         255
     Net change in certain broker-dealer accounts         (3,551)        (943)           -           -         (3,551)       (943)
     All other operating activities                           (5)        (311)         (901)       (494)          940         187
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Net cash provided from (used for) continuing
  operations                                                (341)       1,406           597         600          (731)        600
Net cash provided from discontinued operations                -            57            -           57            -           -
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash provided from (used for) operating activities          (341)       1,463           597         657          (731)        600
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash flows from investing activities
- - ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                 (1,218)      (1,032)         (320)       (310)         (898)       (722)
Net (increase) decrease in GECS financing receivables       (900)       1,017            -           -           (900)      1,017
Payments for principal businesses purchased                 (565)          -             -           -           (565)         -
Proceeds from principal business dispositions                 -            -             -           -             -           -
All other investing activities                             1,148        1,155           (29)        155         1,214       1,430
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash provided from (used for) investing activities
  - continuing operations                                 (1,535)       1,140          (349)       (155)       (1,149)      1,725
  - discontinued operations                                   -           (11)           -          (11)           -           -
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash provided from (used for) investing activities        (1,535)       1,129          (349)       (166)       (1,149)      1,725
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash flows from financing activities
- - ------------------------------------
Net change in borrowings (maturities 90 days or less)      1,417       (3,127)          503         535           857      (3,736)
Newly issued debt (maturities more than 90 days)           4,207        3,108            17          80         4,190       3,028
Repayments and other reductions (maturities
  more than 90 days)                                      (3,950)      (2,174)         (371)       (173)       (3,579)     (2,001)
Disposition of GE shares from treasury                       134           63           134          63            -           -
Purchase of GE shares for treasury                          (163)        (228)         (163)       (228)           -           -
Dividends paid to share owners                              (615)        (539)         (615)       (539)         (187)       (150)
All other financing activities                               152            -             -           -           152           -
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash provided from (used for) financing activities         1,182       (2,897)         (495)       (262)        1,433      (2,859)
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Increase (decrease) in cash and equivalents                 (694)        (305)         (247)        229          (447)       (534)
Cash and equivalents at beginning of year                  3,218        3,129         1,536       1,189         1,682       1,940
                                                       ----------   ----------    ----------  ----------    ----------  ----------
Cash and equivalents at March 31 (unaudited)              $2,524       $2,824        $1,289      $1,418        $1,235      $1,406
                                                       ==========   ==========    ==========  ==========    ==========  ==========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown supplementally for "GE" and
GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies in which it directly or indirectly has a majority ownership or otherwise controls. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Consolidating data are shown supplementally for GE and GECS.

2. On April 2, 1993, General Electric Company transferred to a new company, controlled by the shareholders of Martin Marietta Corporation, GE's Aerospace business segment; GE Government Services, Inc.; and an operating component of GE that operated Knolls Atomic Power Laboratory under a contract with the U.S. Department of Energy. As part of the transaction, GE also transferred the assets and business of the Lakeland Accounting Center. Results of the businesses which were transferred have been classified as discontinued operations in the 1993 Condensed Statement of Earnings and Condensed Statement of Cash Flows.

3. Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, was adopted during the second quarter of 1993, effective January 1, 1993. SFAS No. 112 requires that employers expense the costs of postemployment benefits (as distinct from postretirement pension, medical and life insurance benefits, accounting for which is covered by SFAS Nos. 87, 88 and 106) over the working lives of employees. The principal effect for GE was to change the method of accounting for severance benefits. Under the Company's previous accounting policy, the total cost of severance benefits was expensed when the severance event occurred. This accounting change was reflected by a first-quarter 1993 charge to net earnings of $862 million ($0.51 per share), with a corresponding decrease in share owners' equity.

4. The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position, and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

5. First quarter 1994 net earnings included a $210 million ($350 million before tax) charge resulting from the discovery of an irregular scheme engaged in by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Company's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $139 million of the charge related to periods prior to 1994.

6. On April 27, 1994, the share owners of General Electric Company authorized the amendment of its Restated Certificate of Incorporation to change and increase the Company's authorized common stock from 1,100,000,000 shares, par value $0.63 per share, to 2,200,000,000 shares, par value $0.32 per share, and in so doing to split the common stock (including outstanding shares) on a 2-for-1 basis. Such split became effective April 28, 1994, and is reflected in all references to the number of common shares and per-share amounts in this report. Average shares outstanding for the first quarter of 1994 and 1993, after adjusting for the stock split, were 1,707,848,098 and 1,709,213,850, respectively.

7. GE's inventories consisted of the following:

(Dollars in millions)                                         At
                                                 -------------------------
                                                 3/31/94          12/31/93
                                                 -------          --------
Raw materials and work in process                $ 3,320           $ 2,983
Finished goods                                     2,421             2,314
Unbilled shipments                                   175               156
Revaluation to LIFO                               (1,583)           (1,629)
                                                 -------           -------
Total inventories                                $ 4,333           $ 3,824
                                                 =======           =======

8. Property, plant and equipment, including equipment leased to others, consisted of the following:

(Dollars in millions)                                         At
                                                 -------------------------
                                                 3/31/94          12/31/93
                                                 -------          --------
Original cost
   - GE                                          $22,560           $22,441
   - GECS                                         16,717            15,738
                                                 -------           -------
   Total                                          39,277            38,179
                                                 -------           -------
Accumulated depreciation and amortization
   - GE                                           13,128            12,899
   - GECS                                          4,339             4,052
                                                 -------           -------
   Total                                          17,467            16,951
                                                 -------           -------
Net
   - GE                                            9,432             9,542
   - GECS                                         12,378            11,686
                                                 -------           -------
Total                                            $21,810           $21,228
                                                 =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

A. Results of Operations - First quarter 1994 compared with first quarter of 1993

      General Electric Company's earnings from continuing operations for the first quarter of 1994 were $1,068 million, or $0.62 per share, down
2% from the previous year's comparable earnings of $1,085 million, or $0.63 per share. The current-year earnings included a one-time charge of $210 million ($350 million before tax) resulting from the discovery of an irregular scheme engaged in by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Company's securities broker-dealer business, Kidder, Peabody
Group Inc. (Kidder, Peabody). Approximately $139 million of the charge related to periods prior to 1994. The scheme had the effect of recording fictitious unrealized net profits which exceeded certain actual losses, thereby misrepresenting the real operating results of certain U.S. government securities trading activities. The scheme was conducted within Kidder, Peabody and did not involve any customer or counterparty. Kidder, Peabody reported the discovery of this scheme to the Securities and Exchange Commission and the New York Stock Exchange, and is fully cooperating with related investigations. In addition, Kidder, Peabody has commenced its own comprehensive investigation into the matter, led by outside counsel, to recommend steps to prevent recurrence.

      Net earnings of $1,068 million, or $.62 per share in the first quarter of 1994 compared with net earnings of $298 million, or $0.17 per share, in 1993's first quarter. The year-earlier quarter included $75 million, or $0.05 per share, of first-quarter 1993 net earnings related to the discontinued Aerospace businesses which were transferred on April
2, 1993, to a new company controlled by the shareholders of Martin
Marietta Corporation. Also, that quarter included a one-time charge of $862 million, or $0.51 per share, associated with the adoption of Statement of Financial Accounting Standards No. 112, Employers'
Accounting for Postemployment Benefits.

      Revenues for the first quarter of 1994 totaled $14.182 billion, up
10% from $12.856 billion in the first quarter of last year. The current quarter included a 22% increase in revenues of General Electric Capital
Services, Inc. (GECS) and higher revenues at NBC, as well as the effects of good increases in the volume of shipments by Appliances, Motors, Plastics and Transportation. The combination of these increases was partially offset by lower volume at Aircraft Engines, as expected, and lower selling prices in most businesses, particularly at Plastics and Medical Systems.

      Seven of GE's businesses reported double-digit operating profit improvements, led by NBC, Appliances, Motors, Transportation and Medical
Systems. GE Capital Corporation's reported net earnings were up 20%, driven by Retailer Financial Services, Commercial Real Estate, Auto
Financial Services, Financial Guaranty Insurance and Commercial
Equipment Financing; however, total GECS' earnings of $330 million were down $121 million, or 27%, reflecting the aforementioned one-time charge at Kidder, Peabody.


      GE's operating margin improved to 12.5% in the first quarter of 1994 from the previous year's comparable 12.0%. Six businesses, including NBC, Appliances, Motors and Electrical Distribution and
Control, improved their margin rates by more than one percentage point.

      Strong cash flow performance continued during the first quarter of 1994, with cash generated from operating activities reaching almost $600 million.

SEGMENT ANALYSIS:

      The comments that follow compare revenues and operating profit by industry segment for the first quarters of 1994 and 1993.

      * Aircraft Engines operating profit was slightly lower than last year on significantly lower revenues. The impact of the lower revenues, which resulted principally from reduced shipments to both commercial and military customers, was substantially offset by lower costs and expenses, including the effect of arrangements with production associates.

      * Appliances reported sharply higher operating profit this year on considerably higher revenues and continued improvement in productivity.

      * Broadcasting's operating profit was up significantly in 1994 on much higher revenues and continuing success in its efforts to limit overhead and programming costs.

      * GECS' net earnings were down sharply, $330 million in the 1994 quarter compared with $451 million in 1993, reflecting the aforementioned one-time charge at Kidder, Peabody. Excluding Kidder, Peabody's results, GECS' earnings were up 22%, led by excellent performances in Retailer Financial Services, Commercial Real Estate,
Auto Financial Services, Financial Guaranty Insurance and Commercial
Equipment Financing.

      * Industrial operating profit was strongly ahead of last year on considerably higher revenues and good productivity. The favorable performance in both operating profit and revenues was led by Motors and Transportation.

      * Materials operating profit was slightly lower this year on considerably higher revenues. The increased revenues were the result of strong volume growth in all businesses, partially offset by lower selling prices. The lower selling prices, coupled with unexpected costs and inefficiencies arising from the ramp-up of production, were the principal factors in the reduced operating profit.

      * Power Systems operating profit was down sharply in the 1994 quarter on a slight increase in revenues, principally as a result of abnormal and unfavorable sales mix and, to a lesser extent, a first-quarter 1994 litigation charge.


      * Technical Products and Services reported considerably higher operating profit in 1994, primarily as a result of good productivity and slightly higher revenues. Somewhat higher volume in both Medical
Systems and GE Information Services was partially offset by lower selling prices.

      * All other operating profit was much higher in the first quarter of 1994 on somewhat higher revenues associated mainly with licensing the use of GE's know how.

B. Financial Condition

      With respect to the Condensed Statement of Financial Position, consolidated assets of $270.1 billion were $18.6 billion higher than the $251.5 billion at December 31, 1993.

      GECS' assets increased $18.9 billion from the end of last year which was more than accounted for by increases in trading assets at Kidder, Peabody. Changes in these assets included an increase of $16.6 billion in securities purchased under agreements to resell (reverse repurchase agreements). The increase was attributed principally to (1) the gross-up of this account, as well as the related liability account entitled "securities sold under agreements to repurchase," as required by Financial Accounting Standards Board Interpretation (FIN) No. 39,
Offsetting of Amounts Related to Certain Contracts, which was implemented during the first quarter of 1994, and (2) the use of the aforementioned agreements to cover higher short inventory positions and for "matched-book" transactions. The increase at Kidder, Peabody also included higher trading securities ($3.6 billion), representing primarily higher inventories of fixed-income securities. GE Capital
Corporation's financing receivables, which net of reserves aggregated
$66.0 billion at the end of the first quarter, increased $2.1 billion from the year-end 1993 level of $63.9 billion. The increase resulted from both origination volume and acquisitions of portfolios and businesses. Management believes that GE Capital's reserves of $1.8 billion (2.63% of the receivables balance at March 31, 1994 - the same as year end 1993) are appropriate given the strength and diversity of the portfolio, and current economic circumstances. The combination of these items and relatively small increases in other accounts were partially offset by decreases in (1) investment securities ($1.8 billion), resulting primarily from the before-tax, mark-to-market adjustment under SFAS No. 115, Accounting for Certain Investments in
Equity Securities, which was implemented at the end of 1993; (2) all other assets ($1.5 billion), principally reductions of GE Capital's mortgages held for resale; and (3) other GECS' receivables ($0.6 billion). The change in other GECS' receivables was primarily the net result of a $3.3 billion decrease in amounts due from brokers and dealers reflecting the timing of settlements and a $2.6 billion increase representing principally the gross-up of unrealized gains and losses of off-balance sheet financial instruments as required by FIN No. 39.


      GE's assets decreased $0.4 billion from December 31, 1993, as a result of a large number of relatively small changes. The decrease included (1) reduced investment in GECS ($0.7 billion), primarily because of the after-tax, mark-to-market adjustment discussed above; (2) lower receivables ($0.5 billion), reflecting principally reduced volume at Aircraft Engines and timing of shipments at Power Systems and (3) a decrease in cash and equivalents ($0.2 billion). These decreases were partially offset by small increases in a wide variety of accounts in all other assets ($0.7 billion) and normal seasonal increases of inventories
($0.5 billion).

      Consolidated liabilities of $242.8 billion at March 31, 1994, were $18.8 billion higher than the year-end 1993 balance of $224.0 billion.
GECS' liabilities increased $19.4 billion; GE's liabilities were up $0.1 billion; eliminations between the two groups were up $0.7 billion.

      The GECS' liabilities increase of $19.4 billion was principally related to the aforementioned increase in the trading positions at Kidder, Peabody. The changes in these liabilities included (1) an increase of $9.8 billion in securities sold but not yet purchased (short sales), reflecting a shift in the mix of securities used for hedging strategies, and (2) higher securities sold under agreements to repurchase (repurchase agreements) of $6.8 billion, primarily attributable to implementation of FIN No. 39 discussed previously.
GECS' increase also included higher borrowings of $2.2 billion (short-term and long-term borrowings each up $1.1 billion), principally to finance asset growth.

      GE's total borrowings were $4.9 billion ($2.5 billion short-term and $2.4 billion long-term) at March 31, 1994, an increase of $0.1 billion from December 31, 1993. Included in short-term borrowings was $0.7 billion of commercial paper sold to GECS, which was eliminated in consolidation of the two groups. GE's ratio of debt to total capital at the end of March 1994 was 16.1% compared with 15.5% at the end of last year and 23.9% at March 31, 1993. Other changes in GE's liabilities comprised numerous, relatively small items.

      With respect to cash flows, consolidated cash and cash equivalents were $2.5 billion at March 31, 1994, reflecting a decrease of about $0.7 billion during the quarter. Cash and cash equivalents were $2.8 billion at March 31, 1993, reflecting a decrease of approximately $0.3 billion during last year's first quarter.

      GE's cash and cash equivalents decreased $0.2 billion to $1.3 billion at March 31, 1994, compared with $1.5 billion at year end 1993.
During the first quarter of 1994, cash provided from operating activities totaled $0.6 billion, despite the use of cash for (1) "all other operating activities" ($0.9 billion) which represented net cash used for a wide variety of relatively small items, and (2) normal seasonal increases in inventories ($0.5 billion) from inventory levels which were much lower at the end of 1993 than they had been at the end of 1992. Cash used for investing activities ($0.3 billion) principally represented investments in new plant and equipment, for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.5 billion)

included $0.6 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with first quarter last year, and $0.2 billion for repurchases of the Company's common stock for treasury, the combination of which was partially offset by funds provided from higher borrowings and dispositions of GE shares from treasury (a total of $0.3 billion).

      GE's cash and cash equivalents increased $0.2 billion to $1.4 billion at March 31, 1993, compared with $1.2 billion at year end 1992.
During the first quarter of 1993, cash provided from operating activities totaled $0.7 billion, despite the use of cash for "all other operating activities" ($0.5 billion) which represented net cash used for numerous, relatively small items and usage for normal seasonal increases in inventories ($0.4 billion). Cash used for investing activities ($0.2 billion) was more than explained by investments in new plant and equipment, for a wide variety of capital expenditure projects. Cash used for financing activities ($0.3 billion) included $0.5 billion for dividends paid to share owners, representing a 15% increase in the per-share dividend rate compared with first quarter 1992, and $0.2 billion for repurchases of the Company's common stock for treasury, both of which were partially offset by funds provided from higher borrowings
($0.4 billion).

      GECS' cash and cash equivalents decreased $0.4 billion during the first quarter of 1994. The principal use of GECS' cash during the period was for investing activities ($1.1 billion), which was more than accounted for by widespread additions to equipment that is provided to third parties on operating leases ($0.9 billion), higher financing receivables ($0.9 billion) and payments for six business acquisitions
(aggregating $0.6 billion), the combination of which was offset by cash provided from "all other investing activities" ($1.2 billion), primarily from a reduction in mortgages held for resale included in other assets.
Cash used for operating activities included usage of $3.6 billion for changes in certain broker-dealer accounts. The changes comprised cash used for increases in Kidder, Peabody's securities purchased under agreements to resell ($16.6 billion) and marketable securities ($3.6 billion), partially offset by cash provided from increases in short sales ($9.8 billion) and securities sold under agreements to repurchase
($6.8 billion).  Cash provided from "all other operating activities"
($0.9 billion) consisted principally of reductions in Kidder, Peabody's other receivables ($0.7 billion). GECS generated $1.5 billion from increasing borrowings during the quarter.

      GECS' cash and cash equivalents decreased $0.5 billion during the first quarter of 1993. Cash was used to reduce borrowings ($2.7 billion), and for widespread additions to equipment that is provided to third parties on operating leases ($0.7 billion). In addition, usage of $0.9 billion for "net change in broker-dealer accounts" consisted of $13.1 billion for marketable securities and $11.2 billion for securities purchased under agreements to resell, partially offset by cash provided by changes in securities sold under agreements to repurchase ($20.9 billion) and short sales ($2.5 billion). To fund these cash uses, GECS generated $1.5 billion from earnings and operating activities other than those associated with the broker-dealer accounts, $1.0 billion from reduced financing receivables and $1.4 billion from "all other investing activities", principally reductions in marketable securities held by GE
Capital.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General
- - -------
      As previously reported, the directors (other than Messrs.
Calloway, Gonzalez and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul
and Harriet Luts (the McNeil action) in New York State Supreme Court on
November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the
Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief.
On March 31, 1992, the defendants filed motions to dismiss the suit.  On
September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery.
Defendants moved for reconsideration of that order, and on April 3,
1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint.  Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims.
The defendants' time for responding to the amended complaint has been extended until 30 days following the completion of discovery.  The defendants believe the plaintiff's claims are without merit.

      Also as previously reported, the directors and certain former directors are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative action (the Bildstein action) which was commenced in New York State Supreme Court in January 1994. The suit seeks compensatory damages arising out of the purported failure of the defendants to prevent alleged government contract fraud and alleged violations of the Foreign Corrupt Practices Act in connection with U.S.
government-funded sales of military equipment to Egypt by a unit of the Company's former GE Aerospace component. The GE Aerospace businesses were transferred to a new company controlled by the shareholders of Martin Marietta Corporation in 1993. The suit claims that the risk of litigation arising from the alleged wrongdoing caused the Company to receive less than it would have otherwise received in connection with the transfer of GE Aerospace. On April 6, 1994, the Company and all other defendants moved to dismiss the complaint based on the plaintiff's failure to make a pre-litigation demand, among other reasons.

Environmental
- - -------------
      As previously reported, in September of 1993, the U.S.
Environmental Protection Agency ("EPA") notified the Company that it was seeking at least $600,000 in penalties for alleged violations of the
Clean Air Act at its Lynn, Massachusetts Aircraft Engines facility, including the failure to undergo required permit reviews.  On April 26,
1994, EPA issued a draft Consent Decree addressing the violations and seeking a penalty of $662,000.  The Company has supplied information to the Agency, and is conducting ongoing settlement discussions.



      On December 29, 1993, EPA issued an administrative complaint to the Company alleging a violation of the Toxic Substances Control Act
("TSCA") for manufacturing a chemical not on EPA's TSCA Inventory at its Waterford facility. The complaint seeks a penalty of $137,250. EPA has since offered to settle the matter for $34,600. Settlement discussions are continuing.

      In April of 1994, EPA issued an administrative complaint to the Company alleging violations of the TSCA at its Schenectady Research and Development facility, including improper manufacturing, handling and disposal of PCBs from 1989-1991. The complaint seeks a penalty of $139,875. Settlement discussion are underway.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.  Exhibits

          Exhibit 11.  Computation of Per-Share Earnings.

          Exhibit 12.  Computation of Ratio of Earnings to Fixed
          Charges.

      b.  Reports on Form 8-K during the quarter ended March 31, 1994.

          No reports on Form 8-K were filed during the quarter ended
          March 31, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        General Electric Company
                              (Registrant)





May 13, 1994      Philip D. Ameen
- - ------------      ----------------------------------------------------
    Date          Vice President and Comptroller
                  Duly Authorized Officer and Principal Accounting
                  Officer


