Form 10-Q
period 1994-06-30
GENERAL ELECTRIC CO
filed 1994-08-15
CIK 40545

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994
                                            ---------------

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

      There were 1,712,367,373 shares with a par value of $0.32 per share outstanding at June 30, 1994.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                             Second quarter ended June 30 (Unaudited)
                                                         --------------------------------------------------------------------------
                                                              Consolidated                   GE                      GECS
                                                         ----------------------    ----------------------    ----------------------
                                                             1994         1993          1994        1993          1994        1993
                                                         ---------   ----------    ----------  ----------    ----------  ----------
Sales of goods                                             $7,542       $7,258        $7,548      $7,262      $     -     $     -
Sales of services                                           2,478        2,200         2,490       2,206            -           -
Net earnings of GECS                                           -            -            463         414            -           -
GECS revenues from operations                               5,998        5,108            -           -          6,023       5,129
Other income                                                  178          195           179         196            -           -
                                                          --------   ----------    ----------  ----------    ----------  ----------
   Total revenues                                          16,196       14,761        10,680      10,078         6,023       5,129
                                                          --------   ----------    ----------  ----------    ----------  ----------

Cost of goods sold                                          5,534        5,967         5,541       5,971            -           -
Cost of services sold                                       1,742        1,829         1,754       1,835            -           -
Interest and other financial charges                        2,252        1,729           104         149         2,153       1,585
Insurance losses and policyholder and annuity benefits        779          692            -           -            779         692
Provision for losses on financing receivables                 251          292            -           -            251         292
Other costs and expenses                                    3,353        3,245         1,207       1,311         2,166       1,951
Minority interest in net earnings of
   consolidated affiliates                                     56           29             6           3            50          26
                                                          --------   ----------    ----------  ----------    ----------  ----------
   Total costs and expenses                                13,967       13,783         8,612       9,269         5,399       4,546
                                                          --------   ----------    ----------  ----------    ----------  ----------

Earnings from continuing operations before income taxes     2,229          978         2,068         809           624         583
Provision for income taxes                                   (707)        (322)         (546)       (153)         (161)       (169)
                                                          --------   ----------    ----------  ----------    ----------  ----------
Earnings from continuing operations                         1,522          656         1,522         656           463         414
Gain on transfer of discontinued operations
   (net of income taxes of $752)                                -          678            -          678            -           -
                                                         ---------   ----------    ----------  ----------    ----------  ----------
   Net earnings                                            $1,522       $1,334        $1,522      $1,334          $463        $414
                                                          ========   ==========    ==========  ==========    ==========  ==========
Net earnings per share -a)
   Continuing operations                                    $0.89        $0.38
   Discontinued operations                                      -         0.40
                                                          --------   ----------
   Net earnings per share                                   $0.89        $0.78
                                                          ========   ==========
Dividends declared per share -a)                            $0.36       $0.315
                                                          --------   ----------

(a- 1993 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1994.

See notes to Condensed Consolidated Financial Statements. Supplemental consolidating data are shown for "GE" and "GECS."
Transactions between GE and GECS have been eliminated from the "consolidated" columns.  See note 1 to the consolidated financial statements in the 1993 Annual Report to Share Owners for further information about consolidation matters.


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                              Six months ended June 30 (Unaudited)
                                                        ---------------------------------------------------------------------------
                                                            Consolidated                     GE                      GECS
                                                        -----------------------    ----------------------    ----------------------
                                                             1994         1993          1994        1993          1994        1993
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Sales of goods                                            $13,718      $13,343       $13,730     $13,351      $     -     $     -
Sales of services                                           4,553        4,075         4,572       4,085            -           -
Net earnings of GECS                                           -            -            793         865            -           -
GECS revenues from operations                              11,768        9,848            -           -         11,816       9,892
Other income                                                  339          351           341         355            -           -
                                                        ----------   ----------    ----------  ----------    ----------  ----------
   Total revenues                                          30,378       27,617        19,436      18,656        11,816       9,892
                                                        ----------   ----------    ----------  ----------    ----------  ----------

Cost of goods sold                                          9,974       10,404         9,986      10,412            -           -
Cost of services sold                                       3,272        3,278         3,291       3,288            -           -
Interest and other financial charges                        4,531        3,298           195         301         4,344       3,007
Insurance losses and policyholder and annuity benefits      1,472        1,237            -           -          1,472       1,237
Provision for losses on financing receivables                 421          547            -           -            421         547
Other costs and expenses                                    6,874        6,223         2,454       2,432         4,462       3,829
Minority interest in net earnings of consolidated
   affiliates                                                  87           49            13           4            74          45
                                                        ----------   ----------    ----------  ----------    ----------  ----------
   Total costs and expenses                                26,631       25,036        15,939      16,437        10,773       8,665
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Earnings from continuing operations before
   income taxes and accounting change                       3,747        2,581         3,497       2,219         1,043       1,227
Provision for income taxes                                 (1,157)        (840)         (907)       (478)         (250)       (362)
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Earnings from continuing operations before
  accounting change                                         2,590        1,741         2,590       1,741           793         865
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Earnings from discontinued operations (net of
    income taxes of $44)                                       -            75            -           75            -           -
Gain on transfer of discontinued operations
   (net of income taxes of $752)                               -           678            -          678            -           -
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Earnings from discontinued operations                           -          753             -         753             -           -
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Earnings before accounting change                           2,590        2,494         2,590       2,494           793         865

Accounting change - cumulative effect to
   January 1, 1993, of postemployment benefits                 -          (862)           -         (862)           -           -
                                                        ----------   ----------    ----------  ----------    ----------  ----------
   Net earnings                                            $2,590       $1,632        $2,590      $1,632          $793        $865
                                                        ==========   ==========    ==========  ==========    ==========  ==========
Net earnings per share -a)
   Continuing operations                                    $1.52        $1.02
   Discontinued operations                                     -          0.44
                                                        ----------   ----------
   Earnings before accounting change                         1.52         1.46
   Cumulative effect of change in accounting for
      postemployment benefits                                  -         (0.51)
                                                        ----------   ----------
   Net earnings per share                                   $1.52        $0.95
                                                        ==========   ==========
Dividends declared per share -a)                            $0.72        $0.63
                                                        ----------   ----------

(a- 1993 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1994.

See notes to Condensed Consolidated Financial Statements. Supplemental consolidating data are shown for "GE" and "GECS."
Transactions between GE and GECS have been eliminated from the "consolidated" columns.  See note 1 to the consolidated financial statements in the 1993 Annual Report to Share Owners for further information about consolidation matters.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates


(Dollars in millions)                                       Consolidated                    GE                        GECS
                                                      -----------------------     ----------------------     ----------------------
                                                        6/30/94     12/31/93        6/30/94    12/31/93        6/30/94    12/31/93
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash and equivalents                                     $3,371       $3,218         $1,591      $1,536         $1,780      $1,682
GECS trading securities                                  22,781       30,165             -           -          22,781      30,165
Investment securities                                    24,822       26,811             74          19         24,748      26,792
Securities purchased under agreements to resell          57,559       43,463             -           -          57,559      43,463
Current receivables                                       7,993        8,195          8,320       8,561             -           -
Inventories                                               4,500        3,824          4,500       3,824             -           -
GECS financing receivables - net                         68,678       63,948             -           -          68,678      63,948
Other GECS receivables                                   15,788       15,616             -           -          15,873      15,799
Property, plant and equipment (including equipment
   leased to others) - net                               22,095       21,228          9,523       9,542         12,572      11,686
Investment in GECS                                           -            -          10,235      10,809             -           -
Intangible assets                                        10,757       10,364          6,340       6,466          4,417       3,898
All other assets                                         23,559       24,674         11,751      10,377         11,808      14,297
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Total assets                                           $261,903     $251,506        $52,334     $51,134       $220,216    $211,730
                                                      ==========   ==========     ==========  ==========     ==========  ==========

Short-term borrowings                                   $60,186      $62,135         $2,813      $2,391        $57,583     $60,003
Accounts payable                                         12,791       11,956          2,436       2,331         10,525       9,885
Securities sold under agreements to repurchase           59,321       56,669             -           -          59,321      56,669
Securities sold but not yet purchased, at market         19,559       15,332             -           -          19,559      15,332
Other GE current liabilities                              9,255        9,637          9,255       9,637             -           -
Long-term borrowings                                     32,631       28,270          2,915       2,413         29,746      25,885
Insurance reserves and annuity benefits                  22,739       22,909             -           -          22,739      22,909
All other liabilities                                    12,263       12,009          8,153       8,482          4,112       3,529
Deferred income taxes                                     4,852        5,109             15        (299)         4,837       5,408
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Total liabilities                                       233,597      224,026         25,587      24,955        208,422     199,620
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Minority interest in equity of consolidated
   affiliates                                             1,922        1,656            363         355          1,559       1,301
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Common stock (1,853,128,000 shares issued) -a)              593          584            593         584              1           1
Other capital                                               535        1,398            535       1,398          1,503       2,596
Retained earnings                                        29,971       28,613         29,971      28,613          8,731       8,212
Less common stock held in treasury                       (4,715)      (4,771)        (4,715)     (4,771)            -           -
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Total share owners' equity                               26,384       25,824         26,384      25,824         10,235      10,809
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Total liabilities and equity                           $261,903     $251,506        $52,334     $51,134       $220,216    $211,730
                                                      ==========   ==========     ==========  ==========     ==========  ==========

(a- Reflects the two-for-one stock split effective on April 28, 1994.

See notes to Condensed Consolidated Financial Statements.  June data are unaudited.  Consolidating data are shown supplementally for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated"
columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                       Six months ended June 30 (Unaudited)
                                                      -----------------------------------------------------------------------------
                                                          Consolidated                      GE                       GECS
                                                      -----------------------     ----------------------     ----------------------
                                                           1994         1993           1994        1993           1994        1993
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash flows from operating activities
- ------------------------------------
Net earnings                                             $2,590       $1,632         $2,590      $1,632           $793        $865
Less earnings from discontinued operations                   -          (753)            -         (753)            -           -
Adjustments to reconcile net earnings to cash
  from (used for) continuing operating activities
     Cumulative effect of accounting change                  -           862             -          862             -           -
     Depreciation, depletion and amortization             1,521        1,442            736         716            785         726
     Earnings retained by GECS                               -            -            (519)       (715)            -           -
     Deferred income taxes                                  755         (244)           316         (76)           439        (168)
     Decrease (increase) in GE current receivables          202           32            241        (204)            -           -
     Decrease (increase) in GE inventories                 (676)        (409)          (676)       (409)            -           -
     Increase (decrease) in accounts payable                345         (303)           105        (123)           150          17
     Increase (decrease) in insurance reserves              (86)         771             -           -             (86)        771
     Provision for losses on financing
       receivables                                          421          547             -           -             421         547
     Net change in certain broker-dealer accounts           167        1,998             -           -             167       1,998
     All other operating activities                      (1,628)      (1,825)        (1,275)        192           (261)     (2,018)
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Net cash from continuing operations                       3,611        3,750          1,518       1,122          2,408       2,738
Net cash from discontinued operations                        -            76             -           76             -           -
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash from operating activities                            3,611        3,826          1,518       1,198          2,408       2,738
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash flows from investing activities
- ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                (2,449)      (2,547)          (727)       (620)        (1,722)     (1,927)
Net (increase) decrease in GECS financing receivables    (3,748)        (228)            -           -          (3,748)       (228)
Payments for principal businesses purchased              (1,484)      (1,197)          (431)         -          (1,053)     (1,197)
All other investing activities                            3,631          915            (55)         95          3,692         908
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash used for investing activities - continuing
   operations                                            (4,050)      (3,057)        (1,213)       (525)        (2,831)     (2,444)
Cash from investing activities - discontinued
   operations                                                -         1,230             -        1,230             -           -
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash from (used for) investing activities                (4,050)      (1,827)        (1,213)        705         (2,831)     (2,444)
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash flows from financing activities
- ------------------------------------
Net change in borrowings (maturities 90 days or less)    (2,962)      (2,604)           896       1,011         (3,905)     (3,663)
Newly issued debt (maturities more than 90 days)         10,946        6,864            520         109         10,426       6,755
Repayments and other reductions (maturities
  more than 90 days)                                     (6,374)      (5,103)          (492)     (1,387)        (5,882)     (3,716)
Disposition of GE shares from treasury                      343          184            343         184             -           -
Purchase of GE shares for treasury                         (287)        (389)          (287)       (389)            -           -
Dividends paid to share owners                           (1,230)      (1,078)        (1,230)     (1,078)          (274)       (150)
All other financing activities                              156          (14)             -           -            156         (14)
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash from (used for) financing activities                   592       (2,140)          (250)     (1,550)           521        (788)
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Increase (decrease) in cash and cash equivalents            153         (141)            55         353             98        (494)
Cash and cash equivalents at beginning of year            3,218        3,129          1,536       1,189          1,682       1,940
                                                      ----------   ----------     ----------  ----------     ----------  ----------
Cash and equivalents at June 30                          $3,371       $2,988         $1,591      $1,542         $1,780      $1,446
                                                      ==========   ==========     ==========  ==========     ==========  ==========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown supplementally for "GE" and
"GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.

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

5. First-half 1994 net earnings included a $210 million ($350 million before tax) first-quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Company's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994. The United States

Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and the New York Stock Exchange are conducting investigations relating to the false trading profits. The Company also completed and released a report on its internal investigation of the matter. See Legal Proceedings beginning on page 15 for information concerning Kidder-related litigation.

6. On April 27, 1994, the share owners of General Electric Company authorized the amendment of its Restated Certificate of Incorporation to change and increase the Company's authorized common stock from 1,100,000,000 shares, par value $0.63 per share, to 2,200,000,000 shares, par value $0.32 per share, and in so doing to split the common stock (including outstanding shares) on a 2-for-1 basis. Such split became effective April 28, 1994, and is reflected in all references to the number of common shares and per-share amounts in this report. Average shares outstanding for the second quarter of 1994 and 1993 were 1,710,380,465 and 1,707,931,566, respectively. Average shares outstanding for the first six months of 1994 and 1993 were 1,709,354,523 and 1,708,907,316, respectively.

7. GE's inventories consisted of the following:


(Dollars in millions)                                       As of
                                                 -------------------------
                                                 6/30/94          12/31/93
                                                 -------          --------
Raw materials and work in process                $ 3,326           $ 2,983
Finished goods                                     2,521             2,314
Unbilled shipments                                   176               156
Revaluation to LIFO                               (1,523)           (1,629)
                                                 -------           -------
Total inventories                                $ 4,500           $ 3,824
                                                 =======           =======

8. Property, plant and equipment, including equipment leased to others, consisted of the following:

(Dollars in millions)                                       As of
                                                 -------------------------
                                                 6/30/94          12/31/93
                                                 -------          --------
Original cost
   - GE                                          $22,928           $22,441
   - GECS                                         17,159            15,738
                                                 -------           -------
   Total                                          40,087            38,179
                                                 -------           -------
Accumulated depreciation and amortization
   - GE                                           13,405            12,899
   - GECS                                          4,587             4,052
                                                 -------           -------
   Total                                          17,992            16,951
                                                 -------           -------
Net
   - GE                                            9,523             9,542
   - GECS                                         12,572            11,686
                                                 -------           -------
Total                                            $22,095           $21,228
                                                 =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS - SECOND QUARTER OF 1994 COMPARED WITH SECOND
   QUARTER OF 1993

      General Electric Company's net earnings for the second quarter of 1994 were $1.522 billion, or $0.89 per share, up 14% from the $1.334 billion, or $0.78 per share, reported in the same quarter last year.
These were the highest quarterly earnings in the Company's history.

      Consolidated revenues were $16.20 billion in 1994's second quarter, an increase of 10% from the prior year's $14.76 billion. Sales of goods and services increased 6%. The sales growth was led by Power
Systems, Appliances, Plastics, Transportation Systems, Motors, and GE
Information Services, each of which had double-digit increases. GECS' revenues from operations increased 17%.

      Operating margin in the second quarter of 1994 was a record 15.3% of sales, up more than a full percentage point from last year's comparable (that is, excluding 1993 restructuring provisions) 14.2%.
Eight of GE's eleven manufacturing and nonfinancial services businesses increased their comparable margin rates, with five businesses - Power
Systems, Transportation Systems, Medical Systems, Appliances, and Motors
- - improving by more than one percentage point.

      As discussed in note 2 to the condensed consolidated financial statements, the Company transferred the discontinued Aerospace businesses during the second quarter of 1993 to a new company controlled by the shareholders of Martin Marietta Corporation, resulting in a net gain of $678 million, or $0.40 per share. The Aerospace gain was included in "earnings from discontinued operations." Also in the second quarter of 1993, the Company adopted explicit restructuring programs to enhance the Company's global competitiveness. The one-time restructuring charges ($0.40 per share after tax) were included in "earnings from continuing operations."

SEGMENT ANALYSIS:

      Comments that follow compare revenues and operating profit by industry segment for the second quarters of 1994 and 1993.

      * Aircraft Engines operating profit was sharply higher in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, operating profit in the 1994 quarter was much lower on considerably lower revenues, reflecting continued weakness in both commercial engine and military markets.

      * Appliances operating profit was sharply higher in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, 1994 operating profit was still sharply higher as a result of continued productivity and a good increase in revenues. Higher shipments across all product lines much more than offset pricing pressures in refrigeration products.


      * Broadcasting operating profit was sharply higher in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, operating profit was down somewhat on modestly higher revenues. An increase in advertising sales related to sporting events, particularly the NBA playoffs, more than offset the lack of a counterpart to revenues from the final episode of "Cheers" in the second quarter of 1993. Higher 1994 programming costs and absence of 1993's profitable "Cheers" episode were the principal reasons for the lower
1994 operating profit.

      * GECS' net earnings in the second quarter of 1994 were 12% ahead of last year's quarter, with excellent improvements in the Consumer
Services, Specialty Insurance and Equipment Management segments much more than offsetting a $29 million net loss at Kidder, Peabody. The poor performance at Kidder, Peabody was principally attributable to mortgage-backed securities market conditions. GECS was not affected by 1993 provisions for restructuring.

      * Industrial operating profit was sharply higher in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, operating profit was considerably higher in the second quarter of 1994, primarily due to sharply improved results in the Motors and Transportation Systems businesses and European Lighting Operations.
Revenues were somewhat higher in the current-year's quarter, principally because of a strong increase in Transportation Systems' shipments of locomotives.

      * Materials operating profit was up sharply in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, operating profit was up considerably in the current period on a good increase in revenues. Increased volume in all businesses and reductions in the cost of materials in the plastics business, coupled with continued productivity, much more than offset generally lower selling prices.

      * Power Systems operating profit was up sharply in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, operating profit was still up sharply, reflecting the performance of Power Generation which was well ahead of last year, principally because of a favorable mix of large gas and steam turbine shipments and productivity, the combination of which was only partially offset by lower prices.

      * Technical Products and Services operating profit was sharply higher in the second quarter of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period.
Excluding such restructuring provisions, operating profit was considerably higher in this year's quarter on slightly higher revenues.
Both GE Information Services and Medical Systems reported strong productivity which more than offset general price erosion.


      * All Other operating profit, which was unaffected by 1993 restructuring, was up sharply on somewhat higher revenues. The improvement was primarily attributable to income associated with licensing the use of GE know-how to others.


B. RESULTS OF OPERATIONS - FIRST HALF OF 1994 COMPARED WITH FIRST HALF
   OF 1993

      Consolidated revenues from continuing operations for the first six months of 1994 aggregated $30.4 billion, up 10% from the comparable
$27.6 billion in 1993's first half. GE's sales of goods and services were 5% higher in the first half of the current year as Appliances, Plastics, Power Systems and Transportation Systems improved by double-digits, and more than offset much lower sales of aircraft engine goods and services. Overall, the volume of goods and services sold was up about 8%, approximately one-third of which was offset by lower selling prices. GECS' revenues from operations were up 19%, principally reflecting a higher average level of invested assets from both the acquisitions of portfolios and new businesses and increased volume in established businesses.

      Net earnings for the first half of 1994 were $2.590 billion, or $1.52 per share, compared with $1.632 billion, or $0.95 per share, in the first half of 1993. Four important factors, all of which have been disclosed previously, should be considered in comparing the Company's first-half operations. These factors are discussed separately in the following paragraphs:

      * As discussed in note 5, current-year earnings included a one-time charge of $210 million ($350 million before tax), recorded in the first quarter, resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody. Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994.

      * The year-earlier half included restructuring provisions ($678 million after tax) recorded in the second quarter as discussed above.

      * The first six months of 1993 included $753 million, or $0.44 per share, of net earnings related to the discontinued Aerospace businesses, as discussed in note 2 to the condensed consolidated financial statements. Such net earnings comprised $678 million from the gain on transfer of the discontinued businesses during the second quarter of 1993 and $75 million from first-quarter 1993 operations. The one-time gain from the transfer and first-quarter 1993 operating results were classified as "earnings from discontinued operations."

      * The year-earlier period also included a one-time charge of $862 million, or $0.51 per share, to first quarter's earnings for an accounting change associated with the adoption of Statement of Financial
Accounting Standards (SFAS) No. 112, Employers' Accounting for


Postemployment Benefits. See note 3 to the condensed consolidated financial statements.

      Operating margin in the first half of 1994 was 14.0% of sales, up substantially from last year's comparable margin rate of 13.2%. Six of GE's manufacturing and nonfinancial services businesses - Appliances, Aircraft Engines, Medical Systems, Motors, NBC and Transportation
Systems - improved their comparable rates by one percentage point or more.

      GE generated $1.5 billion of cash from operating activities in the first six months of 1994, exceeding last year's cash provided from operating activities by more than $300 million. This record performance resulted principally from improvement in earnings, coupled with the continuing success in reducing order-to-remittance cycle times throughout the Company.

SEGMENT ANALYSIS:

      The following comments compare revenues and operating profit by industry segment for the first half of 1994 with the same period of 1993.

      * Aircraft Engines operating profit was up sharply in the first half of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, operating profit was considerably lower in 1994 on much lower revenues.
The impact of the lower revenues, which resulted principally from reduced shipments to both commercial and military customers, was offset somewhat by lower costs and expenses.

      * Appliances operating profit was up sharply in the first half of 1994 largely because of the impact of restructuring provisions in the comparable 1993 period. Excluding such provisions, the segment still reported sharply higher operating profit on considerably higher revenues. Good productivity and much higher volume across all product lines were the principal reasons for the improved results.

      * Broadcasting operating profit was sharply higher in the first half of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such provisions, operating profit was much higher, principally because of somewhat higher revenues and continued success in lowering overhead costs, factors that more than offset the negative effect on operating profit of the lack of a counterpart to 1993's final episode of "Cheers" and 1994's higher programming costs.

      * GECS' earnings of $793 million were 8% lower than the comparable earnings of $865 million a year ago, reflecting the aforementioned one-time, after-tax charge of $210 million at Kidder, Peabody during the first quarter. Kidder, Peabody's net loss amounted to $183 million for the first half of 1994 compared with reported net earnings of $115 million in the same period last year. Excluding estimated effects of the false trading profits from both periods, Kidder, Peabody's net loss amounted to $40 million for the first half of 1994 (compared with net earnings of $81 million for the first six months of 1993) principally due to mortgage-backed securities market conditions. The poor performance at Kidder, Peabody was substantially offset by higher earnings in GECS' Financing Segment, reflecting a higher average level of invested assets and reduced provisions for losses on highly leveraged transaction investments. GECS was not affected by 1993 provisions for restructuring.

      * Industrial operating profit was sharply higher in the first half of 1994 because of the impact of restructuring provisions recorded during the comparable 1993 period. Excluding such restructuring provisions, operating profit was well ahead of the year-earlier half on a good increase in revenues. The favorable performance in both operating profit and revenues was led by Motors and Transportation Systems. In addition, European Lighting Operations improved sharply, largely because of strong productivity gains.

      * Materials operating profit was much higher in the first half of 1994, primarily because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such provisions, operating profit was somewhat higher in the current period on a good increase in revenues. The effects of productivity and a much higher level of shipments were partially offset by unexpected costs and inefficiencies during the first quarter of 1994 and lower selling prices throughout the first half of the year.

      * Power Systems operating profit was sharply higher during the first half of 1994 because of the impact of restructuring provisions during the comparable 1993 period. Excluding such provisions, operating profit was down slightly, despite a good increase in revenues, as favorable volume and productivity failed to offset lower selling prices.

      * Technical Products and Services operating profit was sharply higher in the first half of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such provisions, operating profit was considerably higher, reflecting strong productivity in both GE Information Services and Medical Systems, and slightly higher revenues. In connection with the latter, about one-half of the effect of a higher level of shipments was offset by lower selling prices.

      * All Other operating profit, which was unaffected by restructuring, was up sharply on somewhat higher revenues. The improvement was primarily attributable to income related to licensing the use of GE know-how to others.

C. FINANCIAL CONDITION

      With respect to the Condensed Statement of Financial Position, consolidated assets of $261.9 billion were $10.4 billion higher at June
30, 1994, than the $251.5 billion at December 31, 1993. GECS' assets increased $8.5 billion; GE's assets were up $1.2 billion; eliminations between the two groups were $0.7 billion lower, principally because of lower investment in GECS which was more than explained by the mark-to-market adjustment of investment securities.

      GECS' assets increased $8.5 billion from the end of last year, representing the net result of changes in several accounts. Increases included an increase in securities purchased under agreements to resell
(reverse repurchase agreements) of $14.1 billion at Kidder, Peabody, principally attributable to the use of these agreements to cover higher levels of short inventory positions and "matched-book" transactions. GE
Capital Corporation's financing receivables, which net of reserves aggregated $68.7 billion at the end of the first half of 1994, increased
$4.7 billion from the year-end 1993. Management believes that GE
Capital's reserves of $1.9 billion (2.63% of the receivables balance at June 30, 1994 - the same percent as year end 1993) are appropriate given the strength and diversity of the portfolio, and current economic circumstances. A number of GECS' businesses added a total of $0.9 billion to equipment leased to others during the first six months of 1994. Partially offsetting the higher balances in these accounts were a decrease in GECS' trading securities (entirely Kidder, Peabody) of $7.4 billion, reflecting principally reduced activity in the fixed-income business as a result of the current interest-rate environment; a decrease in other assets of $2.5 billion, primarily a reduction in mortgages acquired for resale; and a decrease in investment securities of $2.0 billion, resulting principally from the before-tax, mark-to-market adjustment under SFAS No. 115, Accounting for Certain Investments in Equity Securities, which was implemented at the end of 1993.

      An increase of $1.2 billion in GE's assets from year end 1993 consisted of numerous relatively small changes, the largest of which resulted from normal seasonal increases of inventories ($0.7 billion).

      Consolidated liabilities of $233.6 billion at June 30, 1994, were $9.6 billion higher than the year-end 1993 balance of $224.0 billion.
GECS' liabilities increased $8.8 billion; GE's liabilities were up $0.6 billion.

      The GECS' liabilities increase of $8.8 billion was, as with assets, the net result of changes in several accounts. Increases included (1) higher securities sold but not yet purchased (short sales) of $4.2 billion, primarily because of a shift in the mix of financial instruments used to effect hedging strategies at Kidder, Peabody, (2) an increase of $2.7 billion in securities sold under agreements to repurchase (repurchase agreements) at Kidder, Peabody, reflecting principally the net changes in trading securities, reverse purchase agreements and short sales discussed previously, (3) higher borrowings of $1.4 billion (long-term borrowings up $3.8 billion; short-term borrowings down $2.4 billion), primarily at GE Capital, reflecting a change in the mix of borrowings to finance its asset growth, and (4) higher accounts payable and all other liabilities of $0.6 billion each, comprising the net result of numerous, relatively small changes. These increases were partially offset by a $0.6 billion reduction in the balance of deferred income taxes, primarily deferred tax benefits associated with unrealized losses on investment securities.


      GE's liabilities increased $0.6 billion during the first six months of 1994, which was more than explained by an increase of $0.9 billion in the level of borrowings (short-term up $0.4 billion; long-term up $0.5 billion) primarily to fund additional cash requirements during the period, including acquisition of a majority interest in Nuovo
Pignone, an Italian electrical equipment maker. GE's total borrowings were $5.7 billion ($2.8 billion short-term and $2.9 billion long-term) at June 30, 1994. The Company's ratio of total debt to capital at the end of the first half of 1994 was 17.6% compared with 15.5% at the end of last year and 21.5% at June 30, 1993.

      With respect to cash flows, consolidated cash and cash equivalents were 3.4 billion at June 30, 1994, $0.2 billion higher than December 31,
1993. Cash and cash equivalents were $3.0 billion at June 30, 1993, $0.1 billion below December 31, 1992.

      GE's cash and equivalents increased $0.1 billion to $1.6 billion at June 30, 1994, compared with $1.5 billion at year end 1993. During the first half of 1994, cash from operating activities totaled $1.5 billion, despite the use of (a) $1.3 billion for "all other activities," which consisted of the net result of numerous changes (none of which was significant) in all other assets and other current and noncurrent liabilities, and (b) $0.7 billion for normal seasonal increases in inventories from inventory levels which were much lower at the end of 1993 than they had been at the end of 1992. Cash used for investing activities ($1.2 billion) primarily was attributable to investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies, and for acquisition of a majority interest in Nuovo Pignone. Cash used for financing activities ($0.3 billion) included $1.2 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first half of last year, which was offset partially by cash from higher borrowings of $0.9 billion.

      GE's cash and equivalents increased $0.3 billion to $1.5 billion at June 30, 1993, compared with $1.2 billion at year end 1992. During the first half of 1993, cash from continuing operating activities totaled $1.1 billion, despite the use of cash for normal seasonal increases in inventories ($0.4 billion) from inventory levels which were much lower at the end of 1992 than they had been at the end of 1991.
Cash used for continuing investing activities ($0.5 billion) was more than explained by investments in new plant and equipment for a wide variety of projects. Cash used for financing activities ($1.6 billion) included $1.1 billion for dividends paid to share owners, representing a 15% increase in the per-share dividend rate compared with the first half of 1992, $0.3 billion to reduce borrowings and $0.2 billion for net repurchases of the Company's common stock for treasury. Cash from discontinued operations totaled $1.3 billion, principally cash received upon transfer of GE's Aerospace businesses.

      GECS' cash and equivalents increased $0.1 billion during the first half of 1994. Cash was used primarily to fund GE Capital's growth in financing receivables ($3.7 billion), for additions to equipment that is provided to third parties on operating leases ($1.7 billion), and for acquisitions of businesses ($1.1 billion), the largest of which was Northern Telecom Financial Corporation. Cash provided by operating activities totaled $2.4 billion. Cash of $3.7 billion was provided by "all other investing activities," principally because of a decrease in other assets ($1.5 billion), largely attributable to a reduced level of mortgages acquired for resale, and because of a net decrease ($1.8 billion) in GE Capital's other receivables and equipment leased to others. Funds provided from increased borrowings during the first six months of 1994 aggregated $0.6 billion.

      GECS' cash and equivalents decreased $0.5 billion during the first half of 1993. Cash was used primarily for additions to equipment that is provided to third parties on operating leases ($1.9 billion), for acquisitions of businesses ($1.2 billion), including GNA Corporation, and to reduce borrowings ($0.6 billion). These uses were mostly funded by cash provided from operating activities ($2.7 billion). Included in this category was cash provided from "net change in broker-dealer accounts" ($2.0 billion) which consisted of $8.7 billion from repurchase and reverse repurchase agreements and $3.7 billion from short sales, partially offset by cash usage of $10.4 billion for marketable securities. Cash used for "all other operating activities" ($2.0 billion) consisted primarily of changes in GECS' all other receivables associated with Kidder's increased trading activities. Cash provided from "all other investing activities" of $0.9 billion was generated principally from disposition of equipment leased to others ($1.1 billion).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL
- -------
      Following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated
("Kidder"), two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme
Court in New York County.  Both suits claim that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading.  One suit, claiming damages of over $350 million, was filed on
May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors, Kidder, its parent, Kidder, Peabody Group
Inc., and certain of Kidder's former officers and directors.  The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief.
In addition, various shareholders of the Company have filed purported class action suits claiming that the Company, and certain of its directors and officers, among others, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993.


ENVIRONMENTAL
- -------------
      As previously reported, on December 29, 1993, EPA issued an administrative complaint to the Company alleging a violation of the
Toxic Substances Control Act ("TSCA") for manufacturing a chemical not on the U.S. Environmental Protection Agency (EPA) TSCA Inventory at its
Waterford facility.  The complaint seeks a penalty of $137,250.  EPA has since agreed to settle the matter for $34,600.  Settlement discussions are continuing.

      In April of 1994, EPA issued an administrative complaint to the Company alleging violations of the TSCA at its Schenectady Research and Development facility, including improper manufacturing, handling and disposal of PCBs from 1989-1991. The complaint seeks a penalty of $139,875. Settlement discussions are underway.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The annual meeting of Share Owners of General Electric
            Company was held on April 27, 1994.

      (b)   All director nominees were elected.

      (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

      PROPOSALS AND VOTE TABULATIONS


                                                           Votes Cast
                                                      -------------------
                                                                                             Broker
                                                         For      Against       Abstain   Non-votes
                                                         ---      -------       -------   ---------
MANAGEMENT PROPOSALS

Approval of appointment of independent
   auditors                                      703,678,011    2,158,047     5,767,000           0

Amendment of Certificate of Incorporation
   regarding 2-for-1 stock split and
   increase in number of authorized
   shares                                        704,911,164    3,858,321     2,833,573           0

SHARE OWNER PROPOSALS

(1) Relating to political contributions           25,057,359  556,189,579    53,854,476  76,501,644

(2) Relating to economic conversion               23,911,743  545,069,554    66,120,115  76,501,646

(3) Relating to NBC programming                   38,991,672  537,982,577    58,127,163  76,501,646

(4) Relating to the CERES principles              38,441,249  544,610,793    52,049,370  76,501,646


ELECTION OF DIRECTORS

      Director                          Votes Received          Votes Withheld


      H. Brewster Atwater, Jr.             704,867,216               6,735,842
      D. Wayne Calloway                    704,779,839               6,823,219
      Silas S. Cathcart                    704,717,111               6,885,947
      Lawrence E. Fouraker                 703,923,653               7,679,405
      Paolo Fresco                         704,794,001               6,809,057
      Claudio X. Gonzalez                  704,655,748               6,947,310
      Henry H. Henley, Jr.                 704,231,474               7,371,584
      David C. Jones                       703,657,795               7,945,263
      Robert E. Mercer                     704,705,627               6,897,431
      Gertrude G. Michelson                704,533,416               7,069,642
      Barbara Scott Preiskel               704,470,653               7,132,405
      Frank H. T. Rhodes                   704,658,994               6,944,064
      Andrew C. Sigler                     703,692,307               7,910,751
      Douglas A. Warner III                704,846,506               6,756,552
      John F. Welch, Jr.                   704,299,898               7,303,160


Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

      Exhibit 11. Computation of Per-Share Earnings.

      Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.

   b. Reports on Form 8-K during the quarter ended June 30, 1994.

      Report on Form 8-K (Items 5 and 7) filed on April 28, 1994, regarding amendment of the Company's Restated Certificate of Incorporation to change and increase the Company's authorized common stock from 1,100,000,000 shares, par value $0.63 per share, to 2,200,000,000 shares, par value $0.32 per share, and in so doing split the common stock (including outstanding shares) on a 2-for-1 basis.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        General Electric Company
                              (Registrant)



August 15, 1994   Philip D. Ameen
- ---------------   ----------------------------------------------------
    Date          Vice President and Comptroller
                  Duly Authorized Officer and Principal Accounting
                  Officer