Form 10-Q
period 1994-09-30
GENERAL ELECTRIC CO
filed 1994-11-03
CIK 40545

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1994
                                            ------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                              ------    ------

                        Commission file number 1-35
                                               ----

                                 GENERAL ELECTRIC COMPANY
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

             New York                                   14-0689340
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)

   3135 Easton Turnpike, Fairfield, CT                   06431-0001
   -----------------------------------                  ------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (203) 373-2459

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

      There were 1,709,660,247 shares of common stock, par value of $0.32 per share, outstanding at September 30, 1994.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
(Dollars, except per-share amounts, in millions)

                                                                           Third quarter ended September 30 (Unaudited)
                                                        --------------------------------------------------------------------------
                                                              Consolidated                   GE                      GECS
                                                        -----------------------    ----------------------    ---------------------
                                                             1994         1993          1994        1993          1994        1993
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Sales of goods                                             $7,414       $6,906        $7,419      $6,909      $     -     $     -
Sales of services                                           1,952        1,865         1,965       1,870            -           -
Net earnings of GECS                                           -            -            526         493            -           -
GECS revenues from operations                               6,597        5,898            -           -          6,618       5,919
Other income                                                  190          189           188         191            -           -
                                                        ----------   ----------    ----------  ----------    ----------  ----------
   Total revenues                                          16,153       14,858        10,098       9,463         6,618       5,919
                                                        ----------   ----------    ----------  ----------    ----------  ----------

Cost of goods sold                                          5,532        5,222         5,537       5,225            -           -
Cost of services sold                                       1,393        1,351         1,406       1,356            -           -
Interest and other financial charges                        2,595        2,016           121         125         2,476       1,896
Insurance losses and policyholder and annuity benefits      1,089          809            -           -          1,089         809
Provision for losses on financing receivables                 186          200            -           -            186         200
Other costs and expenses                                    3,387        3,288         1,243       1,178         2,161       2,128
Minority interest in net earnings of
   consolidated affiliates                                     33           62             8           9            25          53
                                                        ----------   ----------    ----------  ----------    ----------  ----------
   Total costs and expenses                                14,215       12,948         8,315       7,893         5,937       5,086
                                                        ----------   ----------    ----------  ----------    ----------  ----------

Earnings before income taxes                                1,938        1,910         1,783       1,570           681         833
Provision for income taxes                                   (570)        (704)         (415)       (364)         (155)       (340)
                                                        ----------   ----------    ----------  ----------    ----------  ----------
   Net earnings                                            $1,368       $1,206        $1,368      $1,206          $526        $493
                                                        ==========   ==========    ==========  ==========    ==========  ==========
Net earnings per share -a)                                  $0.80        $0.71

Dividends declared per share -a)                            $0.36       $0.315

(a-1993 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1994.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                          Nine months ended September 30  (Unaudited)
                                                        --------------------------------------------------------------------------
                                                              Consolidated                   GE                      GECS
                                                        -----------------------    ----------------------    ---------------------
                                                             1994         1993          1994        1993          1994        1993
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Sales of goods                                            $21,132      $20,249       $21,149     $20,260      $     -     $     -
Sales of services                                           6,505        5,940         6,537       5,955            -           -
Net earnings of GECS                                           -            -          1,319       1,358            -           -
GECS revenues from operations                              18,365       15,746            -           -         18,434      15,811
Other income                                                  529          540           529         546            -           -
                                                        ----------   ----------    ----------  ----------    ----------  ---------
   Total revenues                                          46,531       42,475        29,534      28,119        18,434      15,811
                                                        ----------   ----------    ----------  ----------    ----------  ---------

Cost of goods sold                                         15,506       15,626        15,523      15,637            -           -
Cost of services sold                                       4,665        4,629         4,697       4,644            -           -
Interest and other financial charges                        7,126        5,314           316         426         6,820       4,903
Insurance losses and policyholder and annuity benefits      2,561        2,046            -           -          2,561       2,046
Provision for losses on financing receivables                 607          747            -           -            607         747
Other costs and expenses                                   10,261        9,511         3,697       3,610         6,623       5,957
Minority interest in net earnings of consolidated
   affiliates                                                 120          111            21          13            99          98
                                                        ----------   ----------    ----------  ----------    ----------  ---------
   Total costs and expenses                                40,846       37,984        24,254      24,330        16,710      13,751
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Earnings from continuing operations before
   income taxes and accounting change                       5,685        4,491         5,280       3,789         1,724       2,060
Provision for income taxes                                 (1,727)      (1,544)       (1,322)       (842)         (405)       (702)
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Earnings from continuing operations before
  accounting change                                         3,958        2,947         3,958       2,947         1,319       1,358
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Earnings from discontinued operations (net of
    income taxes of $44)                                       -            75            -           75            -           -
Gain on transfer of discontinued operations
   (net of income taxes of $752)                               -           678            -          678            -           -
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Earnings from discontinued operations                          -           753            -          753            -           -
                                                        ----------   ----------    ----------  ----------    ----------  ---------
Earnings before accounting change                           3,958        3,700         3,958       3,700         1,319       1,358

Accounting change - cumulative effect to
   January 1, 1993, of postemployment benefits                 -          (862)           -         (862)           -           -
                                                        ----------   ----------    ----------  ----------    ----------  ---------
   Net earnings                                            $3,958       $2,838        $3,958      $2,838        $1,319      $1,358
                                                        ==========   ==========    ==========  ==========    ==========  =========
Net earnings per share -a)
   Continuing operations                                    $2.32        $1.73
   Discontinued operations                                     -          0.44
                                                        ----------   ----------
   Earnings before accounting change                         2.32         2.17
   Cumulative effect of change in accounting for
      postemployment benefits                                  -         (0.51)
                                                        ----------   ----------
   Net earnings per share                                   $2.32        $1.66
                                                        ==========   ==========
Dividends declared per share -a)                            $1.08        $0.945
                                                        ==========   ==========

(a- 1993 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1994.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                         Consolidated                   GE                        GECS
                                                        -----------------------    ----------------------    ----------------------
                                                          9/30/94     12/31/93       9/30/94    12/31/93       9/30/94    12/31/93
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Cash and equivalents                                       $3,343       $3,218        $1,745      $1,536        $1,598      $1,682
GECS trading securities                                    19,971       30,165            -           -         19,971      30,165
Investment securities                                      27,010       26,811           138          19        26,872      26,792
Securities purchased under agreements to resell            45,569       43,463            -           -         45,569      43,463
Current receivables                                         7,829        8,195         8,047       8,561            -           -
Inventories                                                 4,670        3,824         4,670       3,824            -           -
GECS financing receivables - net                           70,599       63,948            -           -         70,599      63,948
Other GECS receivables                                     18,447       15,616            -           -         18,560      15,799
Property, plant and equipment (including equipment
   leased to others) - net                                 22,806       21,228         9,552       9,542        13,254      11,686
Investment in GECS                                             -            -         10,386      10,809            -           -
Intangible assets                                          10,794       10,364         6,298       6,466         4,496       3,898
All other assets                                           23,835       24,674        12,225      10,377        11,610      14,297
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Total assets                                             $254,873     $251,506       $53,061     $51,134      $212,529    $211,730
                                                        ==========   ==========    ==========  ==========    ==========  ==========

Short-term borrowings                                     $59,879      $62,135        $3,368      $2,391       $56,755     $60,003
Accounts payable                                           13,732       11,956         2,811       2,331        11,099       9,885
Securities sold under agreements to repurchase             49,773       56,669            -           -         49,773      56,669
Securities sold but not yet purchased, at market           16,021       15,332            -           -         16,021      15,332
Other GE current liabilities                                8,723        9,637         8,723       9,637            -           -
Long-term borrowings                                       35,810       28,270         2,675       2,413        33,165      25,885
Insurance reserves and annuity benefits                    24,817       22,909            -           -         24,817      22,909
All other liabilities                                      12,159       12,009         8,033       8,482         4,005       3,529
Deferred income taxes                                       5,147        5,109           188        (299)        4,959       5,408
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Total liabilities                                         226,061      224,026        25,798      24,955       200,594     199,620
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Minority interest in equity of consolidated
   affiliates                                               1,936        1,656           387         355         1,549       1,301
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Common stock (1,853,128,000 shares issued)  -a)               593          584           593         584            11           1
Other capital                                                 447        1,398           447       1,398         1,309       2,596
Retained earnings                                          30,723       28,613        30,723      28,613         9,066       8,212
Less common stock held in treasury                         (4,887)      (4,771)       (4,887)     (4,771)           -           -
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Total share owners' equity                                 26,876       25,824        26,876      25,824        10,386      10,809
                                                        ----------   ----------    ----------  ----------    ----------  ----------
Total liabilities and equity                             $254,873     $251,506       $53,061     $51,134      $212,529    $211,730
                                                        ==========   ==========    ==========  ==========    ==========  ==========

(a- Adjusted to reflect the two-for-one stock split effective on April 28, 1994.

See notes to Condensed Consolidated Financial Statements.  September data are unaudited.  Consolidating data are shown for "GE" and
"GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                       Nine months ended September 30  (Unaudited)
                                                          -------------------------------------------------------------------------
                                                              Consolidated                    GE                     GECS
                                                          -----------------------   ----------------------   ----------------------
                                                               1994         1993         1994        1993         1994        1993
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash flows from operating activities
- ------------------------------------
Net earnings                                                 $3,958       $2,838       $3,958      $2,838       $1,319      $1,358
Less earnings from discontinued operations                       -          (753)          -         (753)          -           -
Adjustments to reconcile net earnings to cash
  provided from (used for) continuing operating activities
     Cumulative effect of accounting change                      -           862           -          862           -           -
     Depreciation, depletion and amortization                 2,324        2,230        1,106       1,122        1,218       1,108
     Earnings retained by GECS                                   -            -          (864)       (898)          -           -
     Deferred income taxes                                    1,015          (55)         497         132          518        (187)
     Decrease (increase) in GE current receivables              366          141          514        (393)          -           -
     Decrease (increase) in GE inventories                     (846)        (180)        (846)       (180)          -           -
     Increase (decrease) in accounts payable                  1,196        1,617          480         (97)         634       2,162
     Increase in insurance reserves                             687        1,196           -           -           687       1,196
     Provision for losses on financing
       receivables                                              607          747           -           -           607         747
     Net change in certain broker-dealer accounts             1,881       (3,145)          -           -         1,881      (3,145)
     All other operating activities                          (4,348)         483       (2,235)        (72)      (2,151)        628
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Net cash provided from continuing operations                  6,840        5,981        2,610       2,561        4,713       3,867
Net cash provided from discontinued operations                   -            76           -           76           -           -
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash provided from operating activities                       6,840        6,057        2,610       2,637        4,713       3,867
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash flows from investing activities
- ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                    (4,777)      (3,750)      (1,115)       (990)      (3,662)     (2,760)
Net (increase) decrease in GECS financing receivables        (6,335)        (953)          -           -        (6,335)       (953)
Payments for principal businesses purchased                  (1,874)      (2,046)        (560)         -        (1,314)     (2,046)
All other investing activities                                3,733         (815)          (3)        102        3,721        (831)
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash provided from (used for) investing activities
  - Continuing operations                                    (9,253)      (7,564)      (1,678)       (888)      (7,590)     (6,590)
  - Discontinued operations                                      -         1,230           -        1,230           -           -
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash provided from (used for) investing activities           (9,253)      (6,334)      (1,678)        342       (7,590)     (6,590)
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash flows from financing activities
- ------------------------------------
Net change in borrowings (maturities 90 days or less)        (4,472)      (1,459)       1,238         727       (5,723)     (2,259)
Newly issued debt (maturities more than 90 days)             18,118       11,111          676         172       17,442      10,939
Repayments and other reductions (maturities
  more than 90 days)                                         (9,258)      (7,619)        (675)     (1,592)      (8,583)     (6,027)
Disposition of GE shares from treasury                          441          260          441         260           -           -
Purchase of GE shares for treasury                             (557)        (622)        (557)       (622)          -           -
Dividends paid to share owners                               (1,846)      (1,616)      (1,846)     (1,616)        (455)       (460)
All other financing activities                                  112           32            -           -          112          32
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash provided from (used for) financing activities            2,538           87         (723)     (2,671)       2,793       2,225
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Increase (decrease) in cash and cash equivalents                125         (190)         209         308          (84)       (498)
Cash and cash equivalents at beginning of year                3,218        3,129        1,536       1,189        1,682       1,940
                                                          ----------   ----------   ----------  ----------   ----------  ----------
Cash and equivalents at September 30 (Unaudited)             $3,343       $2,939       $1,745      $1,497       $1,598      $1,442
                                                          ==========   ==========   ==========  ==========   ==========  ==========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies in which it directly or indirectly has a majority ownership or otherwise controls. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Consolidating data are shown for GE and GECS.

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

5. Net earnings for the first nine months of 1994 included a $210 million ($350 million before tax) first-quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Company's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994. The United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and the New York Stock Exchange are conducting investigations relating to the false trading profits. The Company also completed and released a report on its internal investigation of the matter.

      6. GE's inventories consisted of the following:


(Dollars in millions)                                     As of
                                                 -------------------------
                                                 9/30/94          12/31/93
                                                 -------          --------
Raw materials and work in process                $ 3,513           $ 2,983
Finished goods                                     2,419             2,314
Unbilled shipments                                   224               156
Revaluation to LIFO                               (1,486)           (1,629)
                                                 -------           -------
Total inventories                                $ 4,670           $ 3,824
                                                 =======           =======

      7. Property, plant and equipment (including equipment leased to others) - net consisted of the following:

(Dollars in millions)                                     As of
                                                 -------------------------
                                                 9/30/94          12/31/93
                                                 -------          --------
Original cost
   - GE                                          $23,274           $22,441
   - GECS                                         18,072            15,738
                                                 -------           -------
   Total                                          41,346            38,179
                                                 -------           -------
Accumulated depreciation and amortization
   - GE                                           13,722            12,899
   - GECS                                          4,818             4,052
                                                 -------           -------
   Total                                          18,540            16,951
                                                 -------           -------
Net
   - GE                                            9,552             9,542
   - GECS                                         13,254            11,686
                                                 -------           -------
Total                                            $22,806           $21,228
                                                 =======           =======

      8. GE's authorized common stock consisted of 2,200,000,000 shares having a par value of $0.32 each. Average shares outstanding for the third quarter of 1994 and 1993 were 1,711,013,810 and 1,707,082,600, respectively. Average shares outstanding for the first nine months of 1994 and 1993 were 1,709,430,954 and 1,708,148,224, respectively. The number of shares outstanding for 1993 have been adjusted to reflect the 2-for-1 stock split effective on April 28, 1994.

      9. On October 17, 1994, the Company entered into an agreement with Paine Webber Group Inc. (PaineWebber) under which PaineWebber may acquire certain Kidder, Peabody assets and businesses. The agreement also provides that GE will retain Kidder, Peabody's other businesses, which PaineWebber has the right to review and acquire. The transaction is subject to the completion of due diligence and approval by various regulatory authorities.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
       FINANCIAL CONDITION

A. Results of Operations - Third quarter of 1994 compared with third quarter of 1993

      General Electric Company's net earnings for the third quarter of 1994 were $1.368 billion, an increase of 13% from $1.206 billion in the comparable 1993 period. Net earnings per share were $0.80 in the third quarter of 1994, up 13% from $0.71 in 1993's comparable period.

      Consolidated revenues were $16.15 billion in 1994's third quarter, an increase of 9% from the prior year's $14.86 billion. Sales of goods and services increased 7%. The sales growth was led by Plastics, Power Systems, Transportation Systems, and Appliances. GECS' revenues from operations increased 12%.

      Operating margin in the third quarter of 1994 was a third-quarter record 12.8% of sales, up 1.2 percentage points from last year's 11.6%.
This was the second consecutive quarter of an improvement of more than 1 percentage point.

Segment Analysis:

      Comments that follow compare revenues and operating profit by industry segment for the third quarters of 1994 and 1993.

      * Aircraft Engines revenues and operating profit in the 1994 quarter were considerably lower, reflecting continued weakness in both commercial engine and military markets.

      * Appliances operating profit was sharply higher in the third quarter of 1994 as a result of continued productivity and somewhat higher revenues.
In connection with the latter, increases in the volume of shipments across most product lines much more than offset pricing pressures, which particularly affected refrigerator products.

      * Broadcasting operating profit was sharply ahead of the third quarter last year on slightly higher revenues. The favorable results reflected principally improved prime-time performance and pricing and continued strength in the local markets served by NBC's owned-and-operated television stations.

      * GECS' net earnings in the third quarter of 1994 were 7% ahead of last year's quarter, with particularly strong performance in the Consumer
Services business.  This, coupled with improved results in the Middle
Market business and no current-year counterpart to the unfavorable effects of the 1993 increase in the federal tax rate from 34% to 35%, more than offset an $89 million net loss ($85 million before amortization of goodwill) at Kidder, Peabody and lower earnings in the Specialty Insurance segment. The poor performance at Kidder, Peabody was largely attributable to mortgage-backed securities market conditions and reduced underwritings.
The lower earnings in the Specialty Insurance Segment were attributable to the effects of poor economic conditions and housing value declines in southern California.


      * Industrial operating profit was considerably higher in the third quarter of 1994 on a good increase in revenues. Strong productivity in the Lighting and Motors businesses and significantly higher shipments of locomotives in Transportation Systems were the primary reasons for the favorable performance.

      * Materials operating profit was up substantially in the third quarter of 1994 on much higher revenues. Increased volume of shipments in all businesses and strong productivity much more than offset generally lower selling prices and increases in the cost of materials.

      * Power Systems revenues and operating profit were considerably higher in the third quarter of 1994. The increased volume, which was principally attributable to sales associated with the Tokyo Electric Power
Company advanced boiling water reactor project, reduced material costs and productivity more than offset lower selling prices.

      * Technical Products and Services operating profit was slightly higher in the third quarter of 1994 on a modest increase in revenues. Both
GE Information Services and Medical Systems reported good productivity which about offset erosion in selling prices.

      * All Other operating profit and revenues were up sharply, reflecting higher income associated with licensing the use of GE know-how to others.


B. Results of Operations - First nine months of 1994 compared with first nine months of 1993

      Consolidated revenues from continuing operations for the first nine months of 1994 aggregated $46.53 billion, up 10% from the comparable $42.48 billion in 1993's first nine months. GE's sales of goods and services were 6% higher in the first nine months of the current year as Plastics, Appliances, Power Systems and Transportation Systems improved by double-digits, and more than offset much lower sales of aircraft engine goods and services. Overall, the volume of shipments was about 8% higher in the first nine months of 1994, however the effect on sales was partially offset by lower selling prices. GECS' revenues from operations were up 17%, principally reflecting a higher average level of invested assets from both the acquisition of portfolios and new businesses and increased volume in established businesses.

      Net earnings for the first nine months of 1994 were $3.958 billion, or $2.32 per share, compared with $2.838 billion, or $1.66 per share, in the first nine months of 1993. Four important factors to consider in comparing the Company's nine months operations are discussed separately in the following paragraphs:

      * As discussed in note 5, current-year earnings included a one-time charge of $210 million ($350 million before tax), recorded in the first quarter, resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody.
Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994.


      * The year-earlier nine months included in "earnings from continuing operations" one-time restructuring charges ($678 million after tax) recorded in the second quarter to cover explicit programs to enhance the Company's global competitiveness.

      * The first nine months of 1993 included $753 million, or $0.44 per share, of net earnings related to the discontinued Aerospace businesses, as discussed in note 2 to the condensed consolidated financial statements.
Such net earnings comprised $678 million from the gain on transfer of the discontinued businesses during the second quarter of 1993 and $75 million from first-quarter 1993 operations. The one-time gain from the transfer and first-quarter 1993 operating results were classified as "earnings from discontinued operations."

      * The year-earlier period also included a one-time charge of $862 million, or $0.51 per share, to first-quarter's earnings for an accounting change associated with the adoption of Statement of Financial Accounting
Standards (SFAS) No. 112, Employers' Accounting for Postemployment
Benefits. See note 3 to the condensed consolidated financial statements.

      Operating margin in the first nine months of 1994 was 13.6% of sales, up almost one percentage point from last year's comparable (that is, excluding 1993 restructuring provisions) margin rate of 12.7%, led by improvements at Appliances and NBC.

      GE generated $2.6 billion of cash from operating activities in the first nine months of 1994, equaling last year's record performance.
Important factors were higher earnings and the continued improvement in inventory turnover, offset partially by lower 1994 progress collections.

Segment Analysis:

      The following comments compare revenues and operating profit by industry segment for the first nine months of 1994 with the same period in 1993.

      * Aircraft Engines operating profit was up sharply in the first nine months of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such restructuring provisions, there was a considerable decrease in operating profit in 1994 on much lower revenues, reflecting, as expected, the continuing weakness in both commercial and military markets.

      * Appliances operating profit was up sharply in the first nine months of 1994 largely because of the impact of restructuring provisions in the comparable 1993 period. Excluding such provisions, the segment still reported sharply higher operating profit on considerably higher revenues.
Good productivity and much higher volume across all product lines were the principal reasons for the improved results.

      * Broadcasting operating profit was sharply higher in the first nine months of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such provisions, operating profit was substantially higher. The favorable results included the effect of somewhat higher revenues, particularly sales associated with sporting events such as the NBA playoffs; strength in the operating results of NBC's owned-and-operated television stations; and continued success in lowering overhead costs.


      * GECS' earnings of $1.319 billion were 3% lower than the comparable earnings of $1.358 billion a year ago, reflecting the aforementioned one-time, after-tax charge of $210 million at Kidder, Peabody during the first quarter. Kidder, Peabody's net loss amounted to $272 million for the first nine months of 1994 compared with reported net earnings of $186 million in the same period last year. Excluding estimated effects of the false trading profits from both periods, Kidder, Peabody's net loss amounted to $129 million for the first nine months of 1994 (compared with net earnings of $99 million for the first nine months of 1993) attributable principally to mortgage-backed securities market conditions and reduced underwritings.
The poor performance at Kidder, Peabody was substantially offset by higher earnings in GECS' Financing Segment, reflecting a higher average level of invested assets and reduced provisions for losses in the Specialized
Financing business. GECS was not affected by 1993 provisions for restructuring.

      * Industrial operating profit was sharply higher in the first nine months of 1994 because of the impact of restructuring provisions recorded during the comparable 1993 period. Excluding such restructuring provisions, operating profit was considerably ahead of the year-earlier period on a good increase in revenues. The favorable performance in both operating profit and revenues was led by Motors and Transportation Systems, with a significantly higher level of shipments of locomotives in Transportation
Systems and much higher shipments and improved productivity in Motors. In addition, European Lighting Operations improved sharply, largely because of strong productivity gains.

      * Materials operating profit increased substantially in the first nine months of 1994, primarily because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such provisions, operating profit was considerably higher in the current period on a good increase in revenues. The effects of a much higher level of shipments and productivity were partially offset by lower selling prices.

      * Power Systems operating profit was sharply higher during the first nine months of 1994 because of the impact of restructuring provisions during the comparable 1993 period. Excluding such provisions, operating profit was up slightly on a good increase in revenues, as lower selling prices offset most of the favorable effects of higher volume, productivity and lower material costs.

      * Technical Products and Services operating profit was sharply higher in the first nine months of 1994 because of the impact of restructuring provisions recorded in the comparable 1993 period. Excluding such provisions, operating profit was somewhat higher, reflecting strong productivity in both GE Information Services and Medical Systems, and slightly higher revenues.

      * All Other operating profit, which was unaffected by restructuring, was up sharply on a good increase in revenues. The improvement was primarily attributable to income related to licensing the use of GE know-how to others.


C. Financial Condition

      With respect to the Condensed Statement of Financial Position, consolidated assets of $254.9 billion were $3.4 billion higher at September
30, 1994, than the $251.5 billion at December 31, 1993. GECS' assets increased $0.8 billion; GE's assets were up $2.0 billion; eliminations between the two were $0.6 billion lower, principally because of lower investment in GECS which was more than explained by the mark-to-market adjustment of investment securities.

      GECS' assets increased $0.8 billion from the end of last year, representing the net result of changes in several accounts. GE Capital
Corporation's (GE Capital) financing receivables, which net of reserves aggregated $70.6 billion at the end of the first nine months of 1994, increased $6.7 billion from year-end 1993 as a result of both origination volume and acquisitions of portfolios and businesses. Management believes that GE Capital's reserves of $1.9 billion (2.63% of the receivables balance at September 30, 1994 - the same percent as year end 1993) are appropriate given the strength and diversity of the portfolio, and current economic circumstances. Other GECS receivables increased $2.8 billion, principally as a result of the gross-up of certain accounts as required by Financial Accounting Standards Board Interpretation (FIN) No. 39,
Offsetting of Amounts Related to Certain Contracts, which was implemented during the first quarter of 1994. Securities purchased under agreements to resell (reverse repurchase agreements) at Kidder, Peabody increased $2.1 billion principally because of the implementation of FIN 39 discussed above and use of these agreements to cover higher levels of short inventory positions, partially offset by a reduction in the level of "matched-book" transactions. A number of GECS' businesses added equipment leased to others during the first nine months of 1994 resulting in a net increase of $1.6 billion. The higher balances in these accounts were partially offset by decreases of $10.2 billion in GECS' trading securities (entirely Kidder, Peabody), reflecting principally reduced activity in the fixed-income business as a result of the current interest-rate environment, and $2.7 billion in all other assets, primarily a reduction in mortgages acquired for resale.

      An increase of $2.0 billion in GE's assets from year end 1993 consisted of numerous relatively small changes, the largest of which resulted from normal seasonal increases of inventories ($0.8 billion).

      Consolidated liabilities were $226.1 billion at September 30, 1994, compared with $224.0 billion at year end 1993. GECS' liabilities increased
$1.0 billion; GE's liabilities were up $0.9 billion; eliminations between the two were $0.2 billion lower.

      The GECS' liabilities increase of $1.0 billion was, as with assets, the net result of changes in several accounts. The largest increase consisted of higher borrowings of $4.0 billion (long-term borrowings up
$7.3 billion; short-term borrowings down $3.3 billion), primarily at GE
Capital, reflecting a change in the mix of borrowings to finance its asset growth. The change also included higher levels of reserves of insurance affiliates ($1.9 billion), accounts payable ($1.2 billion) and securities sold but not yet purchased (short sales) ($0.7 billion). These increases were partially offset by a $6.9 billion reduction in the balance of securities sold under agreements to repurchase (repurchase agreements) at


Kidder, Peabody. This reduction was in response to the net changes in trading securities, reverse repurchase agreements and short sales, and was partially offset by the gross-up of this account as required by FIN No. 39 discussed previously.

      GE's liabilities increased $0.9 billion during the first nine months of 1994, which was more than explained by an increase of $1.2 billion in the level of borrowings (short-term up $1.0 billion; long-term up $0.2 billion) primarily to fund additional cash requirements during the period, including acquisition of a majority interest in Nuovo Pignone, an Italian electrical equipment maker. GE's total borrowings were $6.0 billion ($3.3 billion short-term and $2.7 billion long-term) at September 30, 1994. GE's ratio of total debt to capital at the end of the first nine months of 1994 was 18.1% compared with 15.5% at the end of last year and 20.0% at September 30, 1993.

      With respect to cash flows, consolidated cash and cash equivalents were $3.3 billion at September 30, 1994, $0.1 billion higher than December
31, 1993. Cash and cash equivalents were $2.9 billion at September 30, 1993, $0.2 billion below December 31, 1992.

      GE's cash and equivalents increased $0.2 billion to $1.7 billion at September 30, 1994, compared with $1.5 billion at year-end 1993. During the first nine months of 1994, cash provided from operating activities equaled last year's comparable $2.6 billion, despite the use of $2.2 billion for "all other activities," which was the net result of numerous, relatively small changes in all other assets and other current and noncurrent liabilities. Cash used for investing activities ($1.7 billion) primarily was attributable to investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies, and for acquisition of a majority interest in Nuovo Pignone. Cash used for financing activities ($0.7 billion) included $1.8 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first nine months of last year, and $0.1 billion for net repurchases of GE shares for treasury. The combination of these two items was offset partially by cash provided from higher borrowings of $1.2 billion.

      GE's cash and equivalents were $1.5 billion at September 30, 1993, up
$0.3 billion from $1.2 billion at year-end 1992. During the first three quarters of 1993, cash provided from continuing operating activities totaled $2.6 billion, a record performance. Cash used for continuing investing activities ($0.9 billion) was more than explained by investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.7 billion) included $1.6 billion for dividends paid to share owners, representing a 15% increase in per-share dividends compared with the first nine months of 1992, $0.7 billion to reduce borrowings and $0.4 billion for net repurchases of the Company's common stock for treasury.
Cash provided from discontinued operations totaled $1.3 billion, principally cash received upon transfer of GE's Aerospace business.

      GECS' cash and equivalents decreased $0.1 billion during the first nine months of 1994. Cash was used primarily for investing activities: to fund GE Capital's growth in financing receivables ($6.3 billion); for additions to equipment that is provided to third parties on operating leases ($3.7 billion); and for acquisitions of businesses ($1.3 billion), the largest of which was Northern Telecom Financial
Corporation. Cash of $3.7 billion was provided by "all other investing activities," principally as a result of dispositions of GE Capital's equipment leased to others ($2.0 billion) and a reduced level of other assets ($1.6 billion) which was largely attributable to a reduced level of mortgages acquired for resale. Cash provided by operating activities totaled $4.7 billion. Included in this category was cash used for "all other operating activities" of $2.2 billion which was more than explained by changes in GECS' all other receivables associated with Kidder Peabody's trading activities. Cash provided from "net change in broker-dealer accounts" consisted of $10.2 billion provided from reductions of trading securities and $0.7 billion from higher short sales, both of which were offset by cash used for the increased levels of repurchase and reverse repurchase agreements ($9.0 billion). Funds provided from increased borrowings during the first nine months of 1994 aggregated $3.1 billion.

      GECS' cash and equivalents decreased $0.5 billion during the first nine months of 1993. Cash was used primarily for additions to equipment that is provided to third parties on operating leases ($2.8 billion), for acquisitions of businesses ($2.0 billion), and to increase financing receivables ($1.0 billion). These uses were mostly funded by cash provided from operating activities ($3.9 billion) and by increased borrowings ($2.7 billion). Included in the operating activities category was cash used for "net change in broker-dealer accounts" of $3.1 billion. This consisted of cash usage of $5.5 billion for an increase in marketable securities held for trading and $0.3 billion for the net change in repurchase and reverse repurchase agreements, partially offset by cash of $2.7 billion provided from the change in securities sold but not yet purchased (short sales).
Cash used for "all other investing activities" ($0.8 billion) was more than explained by an increase in marketable securities held by GECS' finance and specialty insurance businesses ($1.4 billion).

D. Other Matters

      As discussed in Note 9 to the condensed consolidated financial statements, the Company has entered into an agreement with Paine Webber
Group Inc. (PaineWebber) under which PaineWebber may acquire certain
Kidder, Peabody assets and businesses. The agreement also provides that GE will retain Kidder, Peabody's other businesses, which PaineWebber has the right to review and acquire. The transaction is subject to the completion of due diligence and approval by various regulatory authorities. If the transaction is consummated, the Company estimates that the 1994 net loss with respect to Kidder, Peabody will range from $850 to $950 million ($.50 to $.56 per share), which includes the previously discussed $272 million net loss through the first nine months of 1994.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General
- -------

      As previously reported, the directors and certain former directors are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative action (the Bildstein action) which was commenced in New York State Supreme Court in January 1994. The suit seeks compensatory damages arising out of the purported failure of the defendants to prevent alleged government contract fraud and alleged violations of the Foreign Corrupt Practices Act in connection with U.S. government-funded sales of military equipment to Egypt by a unit of the Company's former GE
Aerospace component. The GE Aerospace businesses were transferred to a new company controlled by the shareholders of Martin Marietta Corporation in 1993. The suit claims that the risk of litigation arising from the alleged wrongdoing caused the Company to receive less than it would have otherwise received in connection with the transfer of GE Aerospace. On April 6, 1994, the Company and all other defendants moved to dismiss the complaint based on the plaintiff's failure to make a pre-litigation demand, among other reasons. On September 30, 1994, the court dismissed the complaint.

      Also as previously reported, on April 24, 1991, Philip M. Stern, a
Company shareholder, served an amended complaint naming the directors
(other than Messrs. Atwater, Calloway, Fresco, Gonzalez, Jones and Warner) as defendants in a civil suit brought purportedly on behalf of the Company as a shareholder derivative action (the Stern action) in the U.S. District
Court in New York City. The amended complaint relates to the Non-Partisan
Political Support Committee For General Electric Company Employees (PAC) and alleges that it was a waste of corporate assets to provide Company funds to establish and operate the PAC for GE employees because the PAC is allegedly used to attempt to buy favor and influence with incumbent members of Congress and because solicitation and administration costs were allegedly excessive. In related proceedings, the Federal Elections
Commission and two federal courts held that the political contributions made by the PAC were lawful and proper under federal election law. The complaint includes allegations of bad faith, fraud, negligence and breach of fiduciary duty under state law and seeks to require the defendants to pay to the Company all amounts spent by the Company to establish, administer and maintain the PAC as well as punitive damages. On March 12, 1992, the plaintiff filed a motion to amend the complaint to add a claim that the defendants allegedly violated the Federal Regulation of Lobbying
Act, and thereby breached their fiduciary duty to shareholders by failing to report lobbying expenses as required by that statute. On June 2, 1992, plaintiff's motion was denied. On September 4, 1992, Henry D. Sedgwick
Stern and Walter B. Slocombe, Personal Representatives of the Estate of
Philip M. Stern, were substituted as the plaintiffs in this case, following the death of Philip Stern. On November 16, 1993, the court granted summary judgment for all defendants on all claims. Following plaintiffs' appeal, the United States Court of Appeals for the Second Circuit affirmed the District Court's judgment, and the United States Supreme Court subsequently denied plaintiffs' petition for a writ of certiorari.

      Also as previously reported, allegations of various federal law violations, including alleged antitrust violations involving the Company and DeBeers Consolidated Mines, Ltd. in the industrial diamonds industry, were made in a wrongful termination action brought by a former vice president of the Company. Various allegations of antitrust violations concerning industrial diamonds are also the subject of two previously reported civil suits against the Company purportedly brought on behalf of classes of industrial diamond purchasers and an additional civil suit against the Company brought on behalf of two corporations engaged in the manufacture and sale of industrial diamonds. On February 16, 1994, the wrongful termination action was dismissed with prejudice and the former officer filed a sworn statement conceding that he had no personal knowledge of any wrongdoing by Company personnel and that he had become aware that the Company had removed him based on its view of his performance, not because he was a "whistleblower." On February 17, 1994, an indictment was returned in the United States District Court in Columbus, Ohio, following the previously reported grand jury investigation by the United States
Department of Justice, charging the Company and one European employee of the Company's superabrasives business, and other unrelated parties, with entering into an anti-competitive agreement in violation of federal antitrust laws. The Company denies the charges and is vigorously contesting them. Trial of the criminal charges began on October 25, 1994.
The Company believes that none of these cases will have a material adverse effect on the Company or its business.

Environmental
- -------------

      As previously reported, in June of 1992, the State of New York issued a complaint alleging violations of the state Clean Air Act and Clean
Water Act (unpermitted emissions and discharges in excess of permit limits) at the Company's Schenectady facility. The complaint sought penalties of $1,039,435. The State and the Company agreed to settle the matter in October 1994 for $495,000.

      As previously reported, in January of 1993, the State of Indiana notified the Company that it would be seeking penalties for violations of the state Clean Air Act for failing to install required control equipment at its Ft. Wayne facility. In July of 1993, the State issued a penalty demand of $150,000. The State and the Company agreed to settle the matter in August 1994 for $35,000.

      As previously reported, in April of 1994, the U.S. Environmental
Protection Agency issued an administrative complaint to the Company alleging violations of the Toxic Substances Control Act at its Schenectady
Research and Development facility, including improper manufacturing, handling and disposal of PCBs from 1989-1991. The complaint sought a penalty of $139,875. The matter was settled in October 1994 for $70,000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

            Exhibit 11. Computation of Per Share Earnings.

            Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.

            Exhibit 27. Financial Data Schedule

      b. Reports on Form 8-K during the quarter ended September 30, 1994.

            No reports on Form 8-K were filed during the quarter ended
            September 30, 1994.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         General Electric Company
                               (Registrant)


November 3, 1994     Philip D. Ameen
- -----------------    --------------------------------------------------
      Date           Vice President and Comptroller
                     Duly Authorized Officer and Principal
                        Accounting Officer


