Form 10-K405
GENERAL ELECTRIC CO
filed 1995-03-24
CIK 40545

SECTIONS

Business                                                         2
Properties                                                      15
Legal Proceedings                                               15
Market for Stock                                                20
Selected Financial Data                                         20
Management's Discussion                                         20
Financial Statements                                            21
Disagreements                                                   21
Directors and Officers                                          21
Executive Compensation                                          22
Security Ownership                                              22
Certain Relationships                                           22
Exhibits, Financial Statement Schedules                         23
Signatures                                                      27
Differences Letter                                            F-42

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994   Commission file number 1-35

                                    or

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

Common stock, par value $0.32 per share         New York Stock Exchange
                                                Boston Stock Exchange

      There were 1,696,558,648 shares of common stock with a par value of $0.32 outstanding at March 5, 1995. These shares, which constitute all of the voting stock of the registrant, had an aggregate market value on March 6, 1995, of $89.5 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

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
Yes  x  No
    ---     ---


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   x
                                          ---

DOCUMENTS INCORPORATED BY REFERENCE

      The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 26, 1995, is incorporated by reference in Part III to the extent described therein.

                                  PART I

Item 1. Business

General

      Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 45 of the 1994 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 25 through 64 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1994 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent Company, General Electric Company.

      General Electric's address is 1 River Road, Schenectady, NY 12345-6999; the Company also maintains executive offices at 3135 Easton Turnpike, Fairfield, CT 06431-0001.

      The "Company" (General Electric Company and consolidated affiliates) is one of the largest and most diversified industrial corporations in the world. From the time of General Electric's incorporation in 1892, the Company has engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity. Over the years, development and application of related and new technologies have broadened considerably the scope of activities of the Company and its affiliates. The Company's products include, but are not limited to, lamps and other lighting products; major appliances for the home; industrial automation products and components; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear reactors, nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; materials, including engineered plastics, silicones and cutting materials; and a wide variety of high technology products, including products used in medical diagnostic applications.

      The Company also offers a broad variety of services including product support services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. Through a wholly owned subsidiary, General Electric Capital Services, Inc., (GECS) and its two principal subsidiaries, the Company engages in a broad spectrum of financial services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, annuity and mutual fund sales, specialty insurance, and reinsurance. Other services offered include U.S. satellite communications furnished by GE Americom. Another wholly owned subsidiary, National Broadcasting Company, Inc. (NBC), is engaged principally in furnishing network television services, in operating television stations, and in providing cable programming and distribution services in the United States, Europe and Latin America. The Company also licenses patents and provides technical know-how related to products it developed, but such activities are not material to the Company.

      In November 1994, GE elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody), the GECS securities broker-dealer, by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, GE received securities of Paine Webber Group Inc. in exchange for certain broker-dealer assets and operations. Principal activities that were discontinued include securities underwriting; sales and trading of equity and fixed income securities; financial futures activities; advisory services for mergers, acquisitions and other corporate finance matters; merchant banking; research services; and asset management. GE's Aerospace business segment, its subsidiary GE Government Services, Inc., and a component of GE that operated Knolls Atomic Power Laboratory under contract with the U.S. Department of Energy (together, GE Aerospace) were transferred on April 2, 1993, to a new company controlled by the shareholders of Martin Marietta Corporation. The businesses transferred provided high-technology products and services such as automated test systems, electronics, avionic systems, computer software, armament systems, military vehicle equipment, missile system components, simulation systems, spacecraft, communication systems, radar, sonar and systems integration, and a variety of specialized services for government customers. Kidder, Peabody and GE Aerospace have been classified as discontinued operations in the 1994 Annual Report to Share Owners and throughout this report.

      Aggressive and able competition is encountered worldwide in virtually all of the Company's business activities. In many instances, the competitive climate is characterized by changing technology requiring continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, it is believed that, in general, GE has a leadership position (i.e., number one or two) in most major markets served. The NBC Television Network is one of four competing major national commercial broadcast television networks. It also competes with two newly-launched commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to vigorous competition from various types of financial institutions, including commercial banks, thrifts, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

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

Industry Segments

      The Company's operations are highly decentralized. The basic organization of the Company's continuing operations consists of twelve key businesses which contain management units of differing sizes. For industry segment reporting purposes, the businesses are aggregated by the principal industries in which the Company participates. This aggregation is on a worldwide basis, which means that multi-industry non-U.S. affiliates' operations are classified by appropriate industry segment.

      Financial information on consolidated industry segments is presented on page 35 of the 1994 Annual Report to Share Owners in two parts: one for GE that includes GECS in the All Other segment on a one-line basis in accordance with the equity method of accounting, and one for GECS as a separate entity. For GE, five of the 12 key businesses (Aircraft Engines, Appliances, Power Systems, Plastics and NBC) represent individual segments (namely, Aircraft Engines, Appliances, Power Generation, Materials and Broadcasting, respectively). Except for "All Other," the remaining businesses are aggregated by the two industry segments in which they participate (Industrial Products and Systems, and Technical Products and Services). The All Other segment consists primarily of GECS' earnings discussed above and revenues derived from licensing use of GE know-how and patents to others. For GECS, revenues and operating profit are presented separately by the two industry segments in which it conducts its business (Financing and Specialty Insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data.

      Additional financial data and commentary on recent operating results for industry segments are reported on pages 33-38 of the 1994 Annual Report to Share Owners. Further details, including a description of the 1994 segment changes affecting Power Generation and Industrial Products and Systems, can be found in note 26 (pages 60 and 61 of that Report) to the consolidated financial statements. These data and comments are for General Electric Company's continuing operations, except as otherwise indicated, and should be referred to in conjunction with the summary description of each of the industry segments which follows.

Aircraft Engines

      Aircraft Engines (9.5%, 11.8% and 13.9% of consolidated revenues in 1994, 1993 and 1992, respectively) produces and sells aircraft engines and related replacement parts for use in military and commercial aircraft.
GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. GE's CFM56 and CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for GE's CFM56 engine, produced jointly by GE and SNECMA of France, include:
Boeing's 737-300/-400/-500 series and the new 737-500X/-700/-800 series;
Airbus Industrie's A319, A320, A321 and A340 series; and military aircraft such as the KC-135R/C-135FR, E/KE-3 and E-6. The Company's CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747 and 767 series, Airbus Industrie's A300, A310 and A330 series, and McDonnell Douglas' DC-10 and MD-11 series. The Company also produces jet engines for executive aircraft and regional commuter aircraft, and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. The Company also provides maintenance and repair services for many models of engines, including engines manufactured by competitors.

      The worldwide competition in aircraft jet engines is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are also important in this segment. In cooperation with partners SNECMA, IHI, and Fiat, Aircraft Engines is currently developing the GE90 engine to power Boeing's new 777 twin-engine aircraft. The GE90 was certified by the Federal Aviation Administration in February 1995 and a GE90-powered

Boeing 777 began flight testing. Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of airframes. Sales of replacement parts and services are an important part of the business. Aircraft engine orders tend to follow military and airline procurement cycles, although cycles for military and commercial engine procurements are different. U.S. procurements of military jet engines are affected by the government's response to changes in the global political and economic outlook.

      In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have, or be able to establish, a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guaranties (principally guaranties) amounting to $1.3 billion at year-end 1994, and had entered into commitments totaling $1.1 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and guaranties exceeded the related account balances or guaranteed amounts at December 31, 1994.

      For current information about Aircraft Engines orders and backlog, see page 33 of the 1994 Annual Report to Share Owners.

Appliances

      Appliances (9.9%, 10.0% and 10.0% of consolidated revenues in 1994, 1993 and 1992, respectively) manufactures and/or markets a single class of product - major appliances - including kitchen and laundry equipment such as refrigerators, ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, and room air conditioners. These are sold under GE, Hotpoint, RCA, Monogram and Profile brands as well as under private brands for retailers. GE microwave ovens and room air conditioners are mainly sourced from Asian suppliers while investment in Company-owned U.S. facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for the replacement market. Such sales are through a variety of retail outlets. The other principal market consists of residential building contractors who install appliances in new dwellings. GE has a U.S. service network that supports GE's appliance business.

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

Markets for appliances are influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit, and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is cost, and considerable competitive emphasis is placed on minimizing manufacturing and distribution costs, and on reducing cycle time from order to product delivery. Other significant factors include brand recognition, quality, features offered, innovation, customer responsiveness and appliance service capability. A number of processes, such as Quick Response, New Product Introduction and Quick Market Intelligence, have been implemented to improve GE's competitiveness in these areas. An example of a significant initiative is "Save the Park," a joint initiative between management and unions, which was implemented during 1993 at Appliance Park in Louisville, Ky. to streamline processes, improve quality, realize significant savings and, ultimately, to prevent relocation to alternative sites.

Broadcasting

      Broadcasting (5.6%, 5.6% and 6.3% of consolidated revenues in 1994, 1993 and 1992, respectively) consists primarily of the National Broadcasting Company (NBC). NBC's principal businesses are the furnishing within the United States of network television services to affiliated television stations, the production of live and recorded television programs, the operation, under licenses from the Federal Communications Commission (FCC), of six VHF television broadcasting stations, the operation of cable/satellite networks around the world, and investment and programming activities in multimedia and cable television. The NBC Television Network is one of the competing major U.S. commercial broadcast television networks and serves more than 200 affiliated stations within the United States. The television stations that NBC owned and operated at December 31, 1994, are located in Chicago; Denver; Los Angeles; Miami; New York; and Washington, D.C. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation.
NBC's operations include investment and programming activities in cable television, principally through its ownership of CNBC and America's Talking and equity investments in Arts and Entertainment, Court TV, American Movie Classics, Bravo, Prime Network and regional Sports Channels across the United States. In 1994, NBC introduced a desktop video service that provides live or on-demand video business news to the personal computers of subscribers. In 1993, NBC acquired control of Super Channel, the largest pan-European satellite-delivered general program service. It also launched Canal de Noticias NBC, a new 24-hour Spanish-language channel delivered by satellite to Latin America. The cable television and network broadcast programming environments are highly competitive.

Industrial Products and Systems (principally the former Industrial segment)

      Industrial Products and Systems (15.6%, 15.4% and 15.5% of consolidated revenues in 1994, 1993 and 1992, respectively) encompasses lighting products, electrical distribution and control equipment for industrial and commercial construction, transportation systems, motors, industrial automation products and GE Supply. No "similar" class of products or services within the segment approached 10% of any year's consolidated revenues during the three years ended December 31, 1994. Customers for many of these products and services include electrical distributors, original equipment manufacturers and industrial end users.

      Lighting products include a wide variety of lamps - incandescent, fluorescent, high intensity discharge, halogen and specialty - as well as outdoor lighting fixtures, wiring devices and quartz products. Markets and customers are principally in the United States and Europe, although other international markets continue to increase in importance. In 1994, the Lighting business purchased Focos S.A. in Mexico and Lindner Licht GmbH in Germany. The Lighting business has also strengthened its position in Asia with the formation of three joint ventures, GE Jiabao Lighting Company, Ltd. in China and P.T. GE Angkasa Lighting in Indonesia, completed in 1994, and Hitachi GE Lighting Ltd. in Japan, completed in 1993. Another GE Lighting venture, GE Apar Lighting Private Ltd., in India continued to expand with investments in new facilities and in the only "ribbon" glass making equipment in India or Southeast Asia. In addition, the 1993 acquisition of Lumalampan AB's well-regarded Luma brand strengthened Lighting's position in Scandinavia. The 1990 acquisition of a majority interest in Tungsram Company, Ltd. of Hungary (now wholly owned) and the early 1991 acquisition of the light source business of Thorn EMI of the United Kingdom are fully integrated into European operations. Markets for lighting products are extremely varied, ranging from household consumers to commercial and industrial end users and original equipment manufacturers.

      Electrical distribution and control equipment (including power delivery products such as transformers, electricity meters, relays, capacitors and arresters) is sold for installation in commercial, industrial and residential facilities. To bolster European market share and global competitiveness, GE signed an agreement in 1994 under which GE may, in 1995, acquire a majority interest in the low voltage business of the German manufacturer AEG. GE Electrical Distribution and Control (ED&C) and Honeywell's MICRO SWITCH division formed a venture, GE/MICRO SWITCH Controls, Inc., during 1992 through which both businesses jointly sell and distribute complementary factory control products in the United States. Power Controls B.V., an ED&C affiliate, had acquired both Lemag and Agut S.A. of Spain during 1992, enhancing product offerings in residential distribution and industrial control markets.

      Transportation systems include diesel-electric and electric locomotives, transit propulsion equipment, motors for drilling devices and motorized wheels for off-highway vehicles such as those used in mining operations. Locomotives are sold worldwide, principally to railroads, while markets for other products include state and urban transit authorities and industrial users. In 1994, the business began production of its alternating current (AC) locomotives. Orders have been received for approximately 800 AC units; over 70 have been delivered to customers. For further information about Transportation Systems orders and backlog see page 34 of the 1994 Annual Report to Share Owners.

      Motors and motor-related products, systems and services serve the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets. Drive systems are customized controls and drives for metal and paper processing, for mining, for utilities and for marine applications. Installation, engineering and repair services include management and technical expertise for large projects, such as power plants; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Motor products are used within GE and also are sold externally. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. (See the discussion of GE Fanuc below.)

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

      Competition for lighting products comes from a relatively small number of major firms and is based principally on brand awareness, price, distribution and product innovation. The nature of lighting products and market diversity make the lighting business somewhat less sensitive to economic cycles than other businesses in this segment.

      Electrical distribution and control equipment is sold to distributors, electrical contractors, large industrial users and original equipment manufacturers. Markets are affected principally by levels of (and cycles in) residential and non-residential construction as well as domestic industrial plant and equipment expenditures. Competitors include other large manufacturers, with international competition in U.S. markets increasing.

      In transportation systems, demand is historically cyclical. There is strong worldwide competition from major firms engaged in the sale of transportation equipment.

      External sales of motors and related products are principally to manufacturers of original equipment, distributors and industrial users. Competition includes other motor and component producers, integrated manufacturers and customers' own in-house capability. Markets for these products are price competitive, putting emphasis on economies of scale and manufacturing technology. Other market factors include energy-driven technological changes and the cyclical nature of the consumer end-user market.

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

Materials

      Materials (9.5%, 9.1% and 9.1% of consolidated revenues in 1994, 1993 and 1992, respectively) includes high-performance plastics used by compounders, molders, and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, major appliance parts and construction materials. Products also include silicones, superabrasives, specialty chemicals and laminates. Market opportunities for many of these products are created by substituting resins for other material which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures.

      The business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, as well as other functionally equivalent, materials. Adequate capacity to satisfy growing demand and anticipation of new product or material performance requirements are key factors affecting this competition. The business is cyclical and is subject to variations in price and in the availability of raw materials, such as cumene, benzene, and methanol.

      Materials also included Ladd Petroleum Corporation, an oil and natural gas developer and supplier with operations mainly in the United States, until December 21, 1990, when it was sold to Amax Oil and Gas, Inc., a subsidiary of Amax, Inc.

Power Generation (principally the former Power Systems segment)

      Power Generation (9.9%, 9.9% and 9.6% of consolidated revenues in 1994, 1993 and 1992, respectively) serves utility, industrial and governmental customers worldwide with products for the generation of electricity, with related installation, engineering and repair services and environmental systems. Worldwide competition continues to be intense. For information about orders and backlog, see page 34 of the 1994 Annual Report to Share Owners. Steam turbine-generators are sold to the electric utility industry, to the U.S. Navy and, for cogeneration, to private industrial customers. Marine steam turbines and propulsion gears also are sold to the U.S. Navy. Gas turbines, which for the past several years has been the fastest growing part of this segment, are used principally as packaged power plants for electric utilities, and for industrial cogeneration and mechanical drive applications. Through a joint venture with GEC Alsthom of France, GE has access to the European gas turbine market. Centrifugal compressors are sold for application in gas reinjection, pipeline services
and such process applications as refineries and ammonia plants.   In 1994,
the business acquired an 80% interest in Nuovo Pignone, an Italian electrical equipment manufacturer. This move further strengthens the Company's position in Europe, North Africa, the Middle East, and Asia, particularly Russia, where Nuovo Pignone recently received commitments for $1.6 billion to replace and modify gas turbines on Russian pipelines. There have been no nuclear power plant orders in the United States since the mid-1970s and international activity has been very low. GE continues to invest in advanced technology development and to focus its resources on refueling and servicing its installed boiling-water reactors.

      As discussed in the previous paragraph, there is intense worldwide competition for power generation products and services. The markets for most power generation products and services are worldwide and as a result are sensitive to the economic and political environment of each country in which the business participates. In the United States, many power generation markets are sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of oil prices on a country's economy has a large impact on its markets.

Technical Products and Services

      Technical Products and Services (7.1%, 7.5% and 8.8% of consolidated revenues in 1994, 1993 and 1992, respectively) consists of technology operations providing products, systems and services to a variety of customers. Businesses in this segment include medical systems and services, network-based information services and certain other specialized services. Medical systems include magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment and supporting services sold to hospitals and medical facilities worldwide. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions and joint ventures continue to expand GE Medical Systems' activities in world markets. Continued globalization increased GE Medical Systems' presence in Asia during 1993, where it purchased an x-ray manufacturer in Japan, announced plans to enlarge manufacturing facilities in China, and established new sales and service joint ventures in Taiwan and Thailand. Additionally, its presence continued to expand in Latin America with new facilities in Argentina, Brazil and Mexico.

      Information services are provided both to internal and external customers by GE Information Services (GEIS). GEIS provides network-based information services that electronically link businesses with their suppliers, distributors, manufacturers and customers to streamline business transactions and improve the flow of information. In May 1994, Ameritech Corporation, a leading telecommunications company, invested $472 million in GEIS that will convert, when U.S. law permits, to a 30% equity position in that business. In 1993, GEIS exercised an option to purchase the remaining shares of International Network Services, Ltd., a leading European supplier of electronic data interchange services and software. This segment included GE Computer Services before the 1992 transfer of that business to GE Capital Corporation. See page 12 for further information. GE Consulting Services (custom system design and programming services) was sold to Keane, Inc. on January 1, 1993.

      Serving a diversity of customers for special needs (which are rapidly changing in certain areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or service operations including, in certain customer in-house capability. Technological competence and innovation, excellence of design, high product performance, quality of service, and competitive pricing are among the key factors affecting competition in the markets for these products and services. Throughout the world, demands on health care providers to control costs have become much more important. Medical Systems is responding with cost-effective technologies that improve operating efficiency and clinical productivity. See page 36 of the 1994

Annual Report to Share Owners for information about orders and backlog of GE Medical Systems' products.

All Other GE

      All Other GE consists mostly of earnings of and investment in General Electric Capital Services, Inc. (GECS), a wholly owned consolidated affiliate, which are accounted for on a one-line basis in accordance with the equity method of accounting but are eliminated in consolidation. Other ongoing operations (0.4%, 0.4% and 0.5% of consolidated revenues in 1994, 1993 and 1992, respectively) mainly involve licensing the use of GE's know-how and patents to others. A separate discussion of segments within GECS appears below.

GECS Segments

      GECS consists of the ownership of two principal affiliates that, together with their affiliates and other investments, constitute General Electric Company's principal financial services activities. GECS owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC) and Employers Reinsurance Corporation (ERC). GECS also owns all of the common stock of Kidder, Peabody, whose operations, as discussed on page 3, were discontinued in 1994.

      For industry segment purposes, Financing (24.8%, 22.3% and 19.9% of consolidated revenues in 1994, 1993 and 1992, respectively) consists solely of noninsurance activities of GE Capital; Specialty Insurance (8.2%, 8.7% and 7.3% of consolidated revenues in 1994, 1993 and 1992, respectively) consists of the activities of ERC as well as the activities of insurance entities discussed on page 13; and All Other is GECS corporate activities not identifiable with specific industry segments.

      Additional information follows.

      Financing activities of GE Capital, none of which individually constitutes as much as 10% of consolidated revenues, comprise the following:

      * Consumer services - private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and annuities and mutual fund sales;

      * Specialized financing - loans and leases for major capital assets, including industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in highly leveraged management buyouts and corporate recapitalizations;

      * Equipment management - leases, loans and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites; and

      * Mid-market financing - loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

      Very little of the financing provided by GE Capital involves products that are manufactured by GE. Beginning in the second half of 1992, the financing segment includes GE Computer Services, which provides independent maintenance and rental/leasing services for minicomputers and microcomputers, electronic test instruments and data communications equipment. This component had been included in GE's Technical Products and Services segment prior to its transfer to the Financing segment. GE Capital also is an equity investor in a retail organization and certain other service and financial services organizations. GE Capital continues to experience broad growth. In 1994, its consumer services operations expanded into Japan with the acquisition of the consumer financing business of Minebea Co., Ltd., which provides a variety of consumer financial products and services, including consumer credit cards, home improvement loans, educational loans and collections. Consumer Services operations also acquired Harcourt General's insurance businesses, which underwrite individual life, health, accident and credit insurance annuities. Mid-market financing acquired Northern Telecom Finance Corporation, which provides financing to Northern Telecom's customers and dealers. In 1993, Consumer Services operations acquired GNA Corporation from Weyerhauser Company and Weyerhauser Financial Services, Inc. and United Pacific Life Insurance Company from Reliance Insurance Company and its parent, Reliance Group Holdings, Inc. Together, these two acquisitions constitute GECS' annuity business, a business that writes and markets tax-deferred annuities and sells proprietary and third-party mutual funds through independent agents and financial institutions. Other 1993 acquisitions expanded GECS' financial services activities in Europe, Scandinavia and Canada. GE Capital had previously increased its presence in Europe with the 1992 acquisition of Avis Europe's vehicle leasing and fleet management business, following 1991 and 1990 acquisitions of private-label credit card operations of major U.K. retailers.

      GE Capital's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. GECS' international operations are also subject to regulation in their respective jurisdictions. To date, such regulations have not had a material adverse effect on GE Capital's volume of financing operations or profitability. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission.

      On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1994, 1993 and 1992, respectively, were 1.63, 1.62 and 1.44, substantially above the level at which payments would be required.

      Specialty Insurance includes ERC, a multiple line property and casualty reinsurer that writes all lines of reinsurance other than title and annuities, and other insurance activities of GE Capital. ERC reinsures property and casualty risks written by more than 1,000 U.S. and non-U.S. insurers, and has subsidiaries located in the United Kingdom and Denmark. By means of other subsidiaries ERC writes property and casualty reinsurance through brokers and provides reinsurance brokerage services. ERC also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, libel and allied torts and errors and omissions coverage for insurance and real estate agents and brokers. In December 1994, certain life and property and casualty affiliates of GE Capital were transferred to ERC. These affiliates had been managed by ERC since 1986. ERC is licensed in all states of the United States, the District of Columbia, certain provinces of Canada and in other jurisdictions. The other insurance activities of GECS consist of GE Capital affiliates that provide various forms of insurance. Financial Guaranty Insurance Company provides financial guaranty insurance, principally on municipal bonds and structured finance issues. GE Capital's mortgage insurance operations are engaged in providing primary and, on a limited basis, pooled private mortgage insurance. Other affiliates provide creditor insurance for international retail borrowers and, for GE Capital customers, credit life and certain types of property and casualty insurance. Businesses in the Specialty Insurance segment are generally subject to regulation by various insurance regulatory agencies.

Geographic Segments, Exports from the U.S. and Total International
Operations

      Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 27 to consolidated financial statements on page 62 of the 1994 Annual Report to Share Owners.

      Additional financial data about GE's exports from the U.S. and total international operations are on page 38 of the 1994 Annual Report to Share Owners.

Orders Backlog

      See pages 33, 34, 36 and 42 of the 1994 Annual Report to Share Owners for information about GE's backlog of unfilled orders.

Research and Development

      Total expenditures for research and development were $1,741 million in 1994. Total expenditures had been $1,955 million in 1993 and $1,896 million in 1992. Of these amounts, $1,176 million in 1994 was GE-funded ($1,297 million in 1993 and $1,353 million in 1992) and $565 million in 1994 was funded by others ($658 million in 1993 and $543 million in 1992), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's R&D expenditures from both Company and customer funds. Other significant expenditures of Company and customer research and development funds were for Medical Systems, Plastics and Power Systems.

      Approximately 8,900 person-years of scientist and engineering effort were devoted to research and development activities in 1994, with about 76% of the time involved primarily in GE-funded activities.

Environmental Matters

      See page 42 of GE's 1994 Annual Report to Share Owners for a discussion of environmental matters.

Employee Relations

      At year-end 1994, General Electric Company and consolidated affiliates employed 216,000 persons in their continuing operations, of whom approximately 156,000 were in the United States. In addition, there were 5,000 persons employed in the discontinued securities broker-dealer operations at the end of 1994, primarily in the United States. For further information about employees, see page 43 of the 1994 Annual Report to Share Owners.

      Approximately 46,600 GE manufacturing, engineering and service employees in the United States are represented for collective bargaining purposes by a total of approximately 170 different local collective bargaining groups. A majority of such employees is represented by union locals which are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE-AFL-CIO). During 1994, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 1997. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates, and are generally for a term of three to four years. Contracts covering more than one third of NBC's staff employees have expired and are currently under negotiation.

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

      About 4% of consolidated revenues in 1994 (5% of GE revenues) were from sales of goods and services to agencies of the U.S. government, which is the Company's largest single customer. About 3% of consolidated revenues in 1994 (4% of GE revenues) were defense-related sales of aircraft engine goods and services.

      About 5% of consolidated revenues in 1993 (7% of GE revenues) were from sales of goods and services to agencies of the U.S. government, which is the Company's largest single customer. About 4% of consolidated revenues in 1993 (6% of GE revenues) were defense-related sales of aircraft engine goods and services.

      In 1992, about 6% of consolidated revenues (8% of GE revenues) were from sales of goods and services to agencies of the U.S. government. About 5% of consolidated revenues in 1992 (6% of GE revenues) were defense-related sales of aircraft engine goods and services.

Item 2. Properties

      Manufacturing operations are carried on at approximately 145 manufacturing plants located in 31 states in the United States and Puerto Rico and some 113 manufacturing plants located in 25 other countries.

Item 3. Legal Proceedings

General
-------

      As previously reported, the directors (other than Messrs. Calloway, Gonzalez, Penske and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. The defendants' time for responding to the amended complaint has been extended until 30 days following the completion of discovery. The defendants believe the plaintiffs' claims are without merit.

      As previously reported, on September 15, 1992, Evelyn Benfield filed a shareholder derivative action in United States District Court in Cincinnati, Ohio purportedly on behalf of the Company, seeking compensatory damages and equitable relief arising out of the alleged failure to implement effective internal controls to prevent government contract fraud. The complaint names as defendants all of the current directors (except Messrs. Dammerman, Gonzalez, Penske and Warner), certain former directors, a former officer, and a former employee of the Company. Plaintiff claims, in substance, that various defendants breached their fiduciary duties to the Company under state law by either participating in or failing to prevent government contract fraud. Plaintiff's claims are based primarily upon the fact that, in July 1992, the Company pled guilty to four federal felony counts and settled a related federal False Claims Act civil suit, all of which were related to diversions of funds in connection with the Company's sale of military aircraft engines to Israel. The Company paid a fine of $9.5 million and simultaneously agreed to pay $59.5 million to settle the False Claims Act suit. On December 3, 1993, the court approved a settlement of the derivative action. Under the terms of the settlement, the Company will receive a payment of $19.5 million from an insurance policy it maintains to cover officers' liability, less plaintiff's counsel fees and expenses awarded by the court. The defendants have denied all allegations of wrongdoing, and all parties to the action have agreed that the settlement is premised upon the litigation risks associated with the claims that a single former officer non-willfully failed to implement effectively the Company's compliance policies and procedures. In agreeing to resolve this matter, plaintiff did not contest the director-defendants' position that they had lawfully discharged their duties to GE and that the Company, at all relevant times, has had in existence detailed plans and procedures designed to promote and enforce compliance with relevant laws. One share owner has appealed the United States District Court's order approving the settlement. The United States Court of Appeals for the Sixth Circuit dismissed the appeal on November 10, 1994, and on January 12, 1995 denied the share owner's petition for rehearing. The share owner has indicated his intention to petition for review by the United States Supreme Court.

      As previously reported, the directors (except Messrs. Dammerman and Penske) and certain former directors are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative action (the Bildstein action) which was commenced in New York State Supreme Court in January 1994. The suit seeks compensatory damages arising out of the purported failure of the defendants to prevent alleged government contract fraud and alleged violations of the Foreign Corrupt Practices Act in connection with U.S. government-funded sales of military equipment to Egypt by a unit of the Company's former GE Aerospace component. The GE Aerospace businesses were transferred to a new company controlled by the shareholders of Martin Marietta Corporation in 1993. The suit claims that the risk of litigation arising from the alleged wrongdoing caused the Company to receive less than it would have otherwise received in connection with the transfer of GE Aerospace. On April 6, 1994, the Company and all other defendants moved to dismiss the complaint based on the plaintiff's failure to make a pre-litigation demand, among other reasons. On September 30, 1994, the court dismissed the complaint. On November 11, 1994, the plaintiff filed a notice of appeal from that decision.

      As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta. The complaint sought to clarify and enforce the plaintiffs' claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint names the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta.

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

      Also as previously reported, allegations of various federal law violations, including alleged antitrust violations involving the Company and DeBeers Consolidated Mines, Ltd. in the industrial diamonds industry, were made in a wrongful termination action brought by a former vice president of the Company. Various allegations of antitrust violations concerning industrial diamonds are also the subject of two previously reported civil suits against the Company purportedly brought on behalf of classes of industrial diamond purchasers and an additional civil suit against the Company brought on behalf of two corporations engaged in the manufacture and sale of industrial diamonds. On February 16, 1994, the wrongful termination action was dismissed with prejudice and the former officer filed a sworn statement conceding that he had no personal knowledge of any wrongdoing by Company personnel and that he had become aware that the Company had removed him based on its view of his performance, not because he was a "whistleblower." On February 17, 1994, an indictment was returned in the United States District Court in Columbus, Ohio, following the previously reported grand jury investigation by the United States Department of Justice, charging the Company and one European employee of the Company's superabrasives business, and other unrelated parties, with entering into an anti-competitive agreement in violation of federal antitrust laws. Trial of the criminal charges began on October 25, 1994, and concluded on December 5, 1994, when the United States District Court granted the Company's motion for judgment of acquittal.

      Following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations, which are ongoing, relating to the false trading profits. Also, two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors (other than Mr. Dammerman and Mr. Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief. The defendants' time for responding to these complaints has been extended until 45 days after the plaintiffs' March 6, 1995, filing of an amended consolidated complaint. In addition, various shareholders of the Company have filed purported class action suits claiming that the Company, and certain of its directors and officers, among others, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993. The defendants have filed motions to dismiss these purported class action suits.

Environmental
-------------

      As previously reported, on May 12, 1989, the U.S. Environmental Protection Agency ("EPA") issued an administrative complaint against the Company alleging violation of regulations issued by EPA under the Toxic Substances Control Act ("TSCA") relating to disposal and processing of polychlorinated biphenyls ("PCBs"). The complaint seeks civil penalties of $225,000. The Company filed an answer denying the alleged violations. On February 2, 1992, an administrative Law Judge issued a decision assessing a $40,000 penalty. EPA's Appeals Board lowered the penalty to $25,000. The Company has filed an appeal.

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

      As previously reported, in June of 1992, EPA issued an administrative complaint against the Company alleging violations of regulations issued under TSCA at its Anaheim facility, including improper storage and disposal of PCBs. The complaint sought penalties of $205,000. On March 9, 1993, EPA amended the complaint to increase the amount of the penalties being sought to $353,000. The matter was settled in January 1995 for $53,000.

      As previously reported, in September of 1993, EPA notified the Company that it was seeking at least $600,000 in penalties for alleged violations of the Clean Air Act at its Lynn, Massachusetts, Aircraft Engines facility. The allegations include the failure to undergo required permit reviews. The Company has supplied information to the Agency and is conducting ongoing settlement discussions.

      In March 1994, EPA issued an administrative complaint against the Company seeking $125,000 in penalties for violations of the Clean Water Act at its Palmer, Puerto Rico, facility, including permit violations. The matter was settled in January 1995 for $36,000.

      As previously reported, on December 29, 1993, EPA issued an administrative complaint to the Company alleging a violation of TSCA for manufacturing a chemical not on the EPA TSCA Inventory at its Waterford, N.Y. facility. The complaint seeks a penalty of $137,250. The matter was settled in June, 1994 for $34,600.

      In November 1994, the Florida Department of Environmental Protection indicated that it would seek $326,000 in penalties for alleged violations of the Resource Conservation and Recovery Act. The allegations included the unlawful disposal of hazardous waste. Settlement negotiations are underway.

___________________________________

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

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on certain foreign exchanges, including The Stock Exchange, London and the Tokyo Stock Exchange. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:


------------------------------------------------------------------------
                                   Common stock market price
                                   -------------------------   Dividends
(In dollars)                          High            Low       declared
------------------------------------------------------------------------
1994
      Fourth quarter              $ 51 7/8       $ 45 3/8          $ .41
      Third quarter                 51 3/8         46 1/4            .36
      Second quarter                50 3/8            45             .36
      First quarter <F1>            54 7/8         48 1/4            .36
1993
      Fourth quarter <F1>           53 1/2         46 3/8            .36
      Third quarter <F1>            50 3/8         47 1/4           .315
      Second quarter <F1>           48 1/8         44 1/8           .315
      First quarter <F1>            45 1/2         40 3/8           .315

------------------------------------------------------------------------

<F1>   Per share amounts have been adjusted to reflect the 2-for-1 stock split in April 1994.

      As of December 31, 1994, there were about 460,000 share owner accounts of record.

Item 6. Selected Financial Data

      Reported as data for revenues; earnings from continuing operations; earnings from continuing operations per share; earnings from discontinued operations; earnings before accounting changes; net earnings; net earnings per share; dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 43 of the Annual Report to Share Owners for the fiscal year ended December 31, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Reported on pages 32-34 and 36-43 (and graphs on pages 25, 33, 37, 38, 39, 40, 41 and 42) of the Annual Report to Share Owners for the fiscal year ended December 31, 1994.

Item 8. Financial Statements and Supplementary Data

      See index under item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                 PART III

Item 10. Directors and Executive Officers of Registrant

      Executive Officers of the Registrant (As of March 24, 1995)

                                                                               Date
assumed
                                                                            Executive
Officer
Name                       Position                                    Age       position
----                       --------                                    ---   -------------
---
John F. Welch, Jr.         Chairman of the Board and Chief
                               Executive Officer                        59    April 1981
Philip D. Ameen            Vice President and Comptroller               46    April 1994
James R. Bunt              Vice President and Treasurer                 53    January 1993
William J. Conaty          Senior Vice President, Human Resources       49    October 1993
Dennis D. Dammerman        Senior Vice President, Finance               49    March 1984
Frank P. Doyle             Executive Vice President                     64    September
1981
Lewis S. Edelheit          Senior Vice President, Research and
                               Development                              52    November 1992
Paolo Fresco               Vice Chairman and Executive Officer          61    October 1987
Dale F. Frey               Vice President and President, GE Investment
                               Corporation                              62    January 1993
David C. Genever-Watling   Senior Vice President, GE Power Systems      49    September 1990
Benjamin W. Heineman, Jr.  Senior Vice President, General Counsel
                               and Secretary                            51    September 1987
W. James McNerney, Jr.     Senior Vice President, GE Asia-Pacific       45    January 1992
Eugene F. Murphy           Senior Vice President, GE Aircraft Engines   59    October 1986
Robert L. Nardelli         Vice President, GE Transportation Systems    46    February 1992
Robert W. Nelson           Vice President, Financial Planning
                               and Analysis                             54    September 1991
John D. Opie               Senior Vice President, GE Lighting           57    August 1986
Gary M. Reiner             Vice President, Business Development         40    January 1991
Gary L. Rogers             Senior Vice President, GE Plastics           50    December 1989
James W. Rogers            Vice President, GE Motors and
                               Industrial Systems                       44    May 1991
Hellene S. Runtagh         Vice President, GE Information Services      46    March 1992
J. Richard Stonesifer      Senior Vice President, GE Appliances         58    January 1992
John M. Trani              Senior Vice President, GE Medical Systems    50    September 1986
Lloyd G. Trotter           Vice President, GE Electrical Distribution
                               and Control                              49    November 1992

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

      The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 26, 1995.

Item 11. Executive Compensation

      Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Appreciation Rights and Stock Options," and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 26, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 26, 1995.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 26, 1995.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial statements applicable to General Electric Company and consolidated affiliates and contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1994.

                                                    Annual   10-K
                                                    Report   Report
                                                    Page(s)  Page(s)
                                                    -------  -------
         Statement of earnings for the years
            ended December 31, 1994, 1993 and 1992  26       F-2
         Statement of financial position at
            December 31, 1994 and 1993              28       F-4
         Statement of cash flows for the years
            ended December 31, 1994, 1993 and 1992  30       F-6
         Independent Auditors' Report               44       F-20
         Other financial information:
            Notes to consolidated financial
              statements                            45-64    F-21 to F-40
            Industry segment information            35       F-11
                                                    60-61    F-36 to F-37
           Geographic segment information           62       F-38
           Operations by quarter (unaudited)        64       F-40


      (a)2. Financial Statement Schedule for General Electric Company and consolidated affiliates.

         Schedule                                              Page
         --------                                              ----
         II    Valuation and Qualifying Accounts               F-41

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

                  (a) General Electric Incentive Compensation Plan as amended effective July 1, 1991.(ii)

                  (b)    General Electric 1983 Stock Option-Performance
                         Plan. (iii)

                  (c) General Electric Supplementary Pension Plan as amended effective July 1, 1991.(iv)

                  (d) Amendment to General Electric Supplementary Pension Plan dated May 22, 1992.(v)

                  (e) Amendment to General Electric Supplementary Pension Plan dated September 10, 1993.(vi)

                  (f) Amendment to General Electric Supplementary Pension Plan dated July 1, 1994.*

                  (g) General Electric Deferred Compensation Plan for Directors as amended May 25, 1990.(vii)

                  (h)   General Electric Insurance Plan for
                        Directors.(viii)

                  (i) General Electric Financial Planning Program, as amended through September 1993.(vi)

                  (j) General Electric Supplemental Life Insurance Program, as amended February 8, 1991.(ix)

                  (k) General Electric Directors' Retirement and Optional Life Insurance Plan.(x)

                  (l)   General Electric 1987 Executive Deferred Salary
                        Plan.(xi)

                  (m) General Electric 1989 Stock Option Plan for Non-Employee Directors.(xii)

                  (n)   General Electric 1990 Long-Term Incentive
                        Plan.(xiii)

                  (o)   General Electric 1991 Executive Deferred Salary
                        Plan. (xiv)

                  (p)   General Electric 1994 Executive Deferred Salary
                        Plan. (xv)

                  (q) General Electric Directors' Charitable Gift Plan, as amended through May 1993. (xvi)

                  (r) Restated Employment Agreement, dated January 2, 1992, and Restated U.K. Employment Agreement, dated January 3, 1992, in each case between the
                        (r)registrant and P. Fresco, an Executive Officer and Director of the registrant.(xvii)

                  (s) General Electric Leadership Life Insurance Program, effective January 1, 1994. (xviii)

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

            (24)  Power of Attorney.*

            (27)  Financial Data Schedule.*

            (99)(a)Income Maintenance Agreement, dated March 28, 1991, between the registrant and General Electric Capital Corporation.(xix)

            (99)(b) Undertaking for Inclusion in Registration Statements on
                  Form S-8 of General Electric Company. (xx)

Notes to Exhibits
-----------------

         (i) Incorporated by reference to Exhibit of the same number to General Electric Form 8-K (Commission file number 1-35) filed with the Commission April 28, 1994.

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

         (vi) Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.

         (vii) Incorporated by reference to Exhibit 10(f) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

         (viii) Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1980.

         (ix) Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

         (x) Incorporated by reference to Exhibit 10(j) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986.

         (xi) Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987.

         (xii) Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 26, 1989.

         (xiii) Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held April 25, 1990.

         (xiv) Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

         (xv) Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.

         (xvi) Incorporated by reference to Exhibit 10(p) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.

         (xvii) Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.

         (xviii) Incorporated by reference to Exhibit 10(r) to General
               Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.

         (xix) Incorporated by reference to Exhibit 28(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.

         (xx) Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.

* Filed electronically herewith.

      (b)   Reports on Form 8-K during the quarter ended December 31, 1994.

            There were no reports on Form 8-K filed by the registrant during the fourth quarter of 1994.

                                SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1994, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 24th day of March 1995.

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

      Signer                        Title                    Date
      ------                        -----                    ----
Dennis D. Dammerman
-------------------------------
Senior Vice President - Finance     Principal Financial      March 24, 1995
                                        Officer

Philip D. Ameen
------------------------------
Vice President and Comptroller      Principal Accounting     March 24, 1995
                                        Officer

John F. Welch, Jr.*                 Chairman of the Board of Directors
                                        (Principal Executive Officer)

H. Brewster Atwater, Jr.*           Director
D. Wayne Calloway*                  Director
Silas S. Cathcart*                  Director
Dennis D. Dammerman*                Director
Lawrence E. Fouraker                Director
Paolo Fresco*                       Director
Claudio X. Gonzalez*                Director
Henry H. Henley, Jr.*               Director
David C. Jones*                     Director
Robert E. Mercer*                   Director
Gertrude G. Michelson*              Director
Roger S. Penske*                    Director
Barbara Scott Preiskel*             Director
Frank H. T. Rhodes*                 Director
Andrew C. Sigler*                   Director
Douglas A. Warner III*              Director


A majority of the Board of Directors


*By   Benjamin W. Heineman, Jr.
      --------------------------------
      Attorney-in-fact
      March 24, 1995

(ANNUAL REPORT PAGES)

Annual Report Page 25

FINANCIAL SECTION

CONTENTS

INDEPENDENT AUDITORS' REPORT                        44

Audited Financial Statements
Earnings                                            26
Financial Position                                  28
Cash Flows                                          30
Notes to Consolidated Financial Statements          45

MANAGEMENT'S DISCUSSION

Operations
   Consolidated Operations                          32
   GE Continuing Operations                         32
      Industry Segments                             33
   GECS Continuing Operations                       36
   International Operations                         38
Financial Resources and Liquidity                   39
Selected Financial Data                             42
Financial Responsibility                            44


CHART:

REVENUES FROM CONTINUING OPERATIONS


(In billions)             1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                       $49.696     $51.283     $53.051     $55.701     $60.109
------------------------------------------------------------------------------



CHART:

EARNINGS PER SHARE FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGES


(In dollars)              1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                         $2.21       $2.27       $2.41       $2.45       $3.46
------------------------------------------------------------------------------



CHART:

DIVIDENDS PER SHARE


(In dollars)              1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                         $0.96       $1.04       $1.16      $1.305       $1.49
------------------------------------------------------------------------------

Annual Report Page 26


STATEMENT OF EARNINGS


                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                     -----------------------------------
For the years ended December 31 (In millions)                            1994         1993          1992
--------------------------------------------------------------       -----------------------------------
REVENUES
   Sales of goods                                                     $30,740      $29,509       $29,575
   Sales of services                                                    8,803        8,268         8,331
   Other income (note 3)                                                  793          735           799
   Earnings of GECS from continuing operations                              -            -             -
   GECS revenues from operations (note 4)                              19,773       17,189        14,346
                                                                      -------      -------       -------
      Total revenues                                                   60,109       55,701        53,051
                                                                      -------      -------       -------
COSTS AND EXPENSES (note 5)
   Cost of goods sold                                                  22,748       22,606        22,107
   Cost of services sold                                                6,214        6,308         6,273
   Interest and other financial charges (note 7)                        4,949        4,054         4,464
   Insurance losses and policyholder and annuity benefits               3,507        3,172         1,957
   Provision for losses on financing receivables (note 8)                 873          987         1,056
   Other costs and expenses                                            12,987       12,287        11,168
   Minority interest in net earnings of consolidated
      affiliates                                                          170          151            53
                                                                      -------      -------       -------
      Total costs and expenses                                         51,448       49,565        47,078
                                                                      -------      -------       -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   ACCOUNTING CHANGE                                                    8,661        6,136         5,973
Provision for income taxes (note 9)                                    (2,746)      (1,952)       (1,836)
                                                                      -------      -------       -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE            5,915        4,184         4,137
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS (note 2)                  (1,189)         993           588
                                                                      -------      -------       -------
EARNINGS BEFORE ACCOUNTING CHANGE                                       4,726        5,177         4,725
Cumulative effect of accounting change (note 20)                            -         (862)            -
                                                                      -------      -------       -------
Net earnings                                                          $ 4,726      $ 4,315       $ 4,725
                                                                      =======      =======       =======
--------------------------------------------------------------       -----------------------------------
NET EARNINGS PER SHARE (in dollars)
Continuing operations before accounting change                        $  3.46      $  2.45       $  2.41
Discontinued operations before accounting change                        (0.69)        0.58          0.34
                                                                      -------      -------       -------
Earnings before accounting change                                        2.77         3.03          2.75
Cumulative effect of accounting change                                      -        (0.51)            -
                                                                      -------      -------       -------
Net earnings per share                                                $  2.77      $  2.52       $  2.75
                                                                      =======      =======       =======
--------------------------------------------------------------       -----------------------------------
DIVIDENDS DECLARED PER SHARE (in dollars)                             $  1.49     $  1.305       $  1.16
--------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement. In 1994,
Kidder, Peabody Group Inc., the securities broker-dealer subsidiary of GECS, was discontinued. Data for 1993 and 1992 have been reclassified to reflect this change. Per-share amounts have been adjusted for the 2-for-1 stock split in April 1994.

Annual Report Page 27



                                                                             GE                                GECS
                                                               --------------------------------    --------------------------------
                                                                   1994        1993        1992        1994        1993        1992
                                                               --------------------------------    --------------------------------
REVENUES
   Sales of goods                                               $30,767     $29,533     $29,595     $     -     $     -     $     -
   Sales of services                                              8,863       8,289       8,348           -           -           -
   Other income (note 3)                                            783         730         812           -           -           -
   Earnings of GECS from continuing operations                    2,085       1,567       1,331           -           -           -
   GECS revenues from operations (note 4)                             -           -           -      19,875      17,276      14,418
                                                                -------     -------     -------     -------     -------     -------
      Total revenues                                             42,498      40,119      40,086      19,875      17,276      14,418
                                                                -------     -------     -------     -------     -------     -------
COSTS AND EXPENSES (note 5)
   Cost of goods sold                                            22,775      22,630      22,127           -           -           -
   Cost of services sold                                          6,274       6,329       6,290           -           -           -
   Interest and other financial charges (note 7)                    410         525         768       4,545       3,538       3,726
   Insurance losses and policyholder and annuity benefits             -           -           -       3,507       3,172       1,957
   Provision for losses on financing receivables (note 8)             -           -           -         873         987       1,056
   Other costs and expenses                                       5,211       5,124       5,319       7,862       7,236       5,904
   Minority interest in net earnings of consolidated
      affiliates                                                     31          17          13         139         134          40
                                                                -------     -------     -------     -------     -------     -------
      Total costs and expenses                                   34,701      34,625      34,517      16,926      15,067      12,683
                                                                -------     -------     -------     -------     -------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
   ACCOUNTING CHANGE                                              7,797       5,494       5,569       2,949       2,209       1,735
Provision for income taxes (note 9)                              (1,882)     (1,310)     (1,432)       (864)       (642)       (404)
                                                                -------     -------     -------     -------     -------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE      5,915       4,184       4,137       2,085       1,567       1,331
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS (note 2)            (1,189)        993         588      (1,189)        240         168
                                                                -------     -------     -------     -------     -------     -------
EARNINGS BEFORE ACCOUNTING CHANGE                                 4,726       5,177       4,725         896       1,807       1,499
Cumulative effect of accounting change (note 20)                      -        (862)          -           -           -           -
                                                                -------     -------     -------     -------     -------     -------
Net earnings                                                    $ 4,726     $ 4,315     $ 4,725     $   896     $ 1,807     $ 1,499
                                                                =======     =======     =======     =======     =======     =======
-----------------------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 26.

Annual Report Page 28


Statement of Financial Position


                                                                                General Electric Company
                                                                               and consolidated affiliates
                                                                             ------------------------------
At December 31 (In millions)                                                    1994                   1993
-----------------------------------------------------------------------      ------------------------------
ASSETS
Cash and equivalents                                                        $  2,591               $  3,056
Investment securities (note 10)                                               30,965                 26,811
Current receivables (note 11)                                                  7,527                  8,195
Inventories (note 12)                                                          3,880                  3,824
GECS financing receivables (investment in time sales, loans and
   financing leases) - net (note 13)                                          76,357                 63,948
Other GECS receivables                                                         5,763                  5,018
Property, plant and equipment (including equipment leased
   to others) - net (note 14)                                                 23,465                 21,153
Investment in GECS                                                                 -                      -
Intangible assets (note 15)                                                   11,373                 10,052
All other assets (note 16)                                                    23,950                 24,356
Assets of discontinued securities broker-dealer operations (note 2)            8,613                 85,093
                                                                            --------               --------
TOTAL ASSETS                                                                $194,484               $251,506
                                                                            ========               ========
-----------------------------------------------------------------------      ------------------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 17)                                             $ 57,781               $ 57,375
Accounts payable, principally trade accounts                                   6,766                  5,467
Progress collections and price adjustments accrued                             2,065                  2,608
Dividends payable                                                                699                    615
All other GE current costs and expenses accrued (note 18)                      5,543                  6,414
Long-term borrowings (note 17)                                                36,979                 28,194
Insurance liabilities, reserves and annuity benefits (note 19)                29,438                 22,909
All other liabilities (note 20)                                               12,906                 11,567
Deferred income taxes (note 21)                                                5,205                  5,182
Liabilities of discontinued securities broker-dealer operations (note 2)       8,868                 83,695
                                                                            --------               --------
   Total liabilities                                                         166,250                224,026
                                                                            --------               --------
   Minority interest in equity of consolidated affiliates (note 22)            1,847                  1,656
                                                                            --------               --------
Common stock (1,857,013,000 shares issued)                                       594                    584
Unrealized gains (losses) on investment securities                              (810)                   848
Other capital                                                                  1,122                    550
Retained earnings                                                             30,793                 28,613
Less common stock held in treasury                                            (5,312)                (4,771)
                                                                            --------               --------
   Total share owners' equity (notes 23 and 24)                               26,387                 25,824
                                                                            --------               --------
TOTAL LIABILITIES AND EQUITY                                                $194,484               $251,506
                                                                            ========               ========
-----------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement. Data for
1993 have been reclassified to state separately the assets and liabilities of the discontinued securities broker-dealer operations. Share data have been adjusted for the 2-for-1 stock split in April 1994.

Annual Report Page 29



                                                                                      GE                     GECS
                                                                           --------------------    --------------------
                                                                               1994        1993        1994        1993
------------------------------------------------------------------------   --------------------    --------------------
ASSETS
Cash and equivalents                                                        $ 1,373     $ 1,536    $  1,218    $  1,520
Investment securities (note 10)                                                  93          19      30,872      26,792
Current receivables (note 11)                                                 7,807       8,561           -           -
Inventories (note 12)                                                         3,880       3,824           -           -
GECS financing receivables (investment in time sales, loans and
   financing leases) - net (note 13)                                              -           -      76,357      63,948
Other GECS receivables                                                            -           -       6,012       5,201
Property, plant and equipment (including equipment leased
   to others) - net (note 14)                                                 9,525       9,542      13,940      11,611
Investment in GECS                                                            9,380      10,809           -           -
Intangible assets (note 15)                                                   6,336       6,466       5,037       3,586
All other assets (note 16)                                                   12,419      10,377      11,531      13,979
Assets of discontinued securities broker-dealer operations (note 2)               -           -       8,613      85,093
                                                                            -------     -------    --------    --------
TOTAL ASSETS                                                                $50,813     $51,134    $153,580    $211,730
                                                                            =======     =======    ========    ========
------------------------------------------------------------------------   --------------------    --------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 17)                                             $   906     $ 2,391    $ 57,087    $ 55,243
Accounts payable, principally trade accounts                                  3,141       2,331       3,777       3,396
Progress collections and price adjustments accrued                            2,065       2,608           -           -
Dividends payable                                                               699         615           -           -
All other GE current costs and expenses accrued (note 18)                     5,798       6,414           -           -
Long-term borrowings (note 17)                                                2,699       2,413      34,312      25,809
Insurance liabilities, reserves and annuity benefits (note 19)                    -           -      29,438      22,909
All other liabilities (note 20)                                               8,468       8,482       4,316       3,087
Deferred income taxes (note 21)                                                 268        (299)      4,937       5,481
Liabilities of discontinued securities broker-dealer operations (note 2)          -           -       8,868      83,695
                                                                            -------     -------    --------    --------
   Total liabilities                                                         24,044      24,955     142,735     199,620
                                                                            -------     -------    --------    --------
   Minority interest in equity of consolidated affiliates (note 22)             382         355       1,465       1,301
                                                                            -------     -------    --------    --------
Common stock (1,857,013,000 shares issued)                                      594         584           1           1
Unrealized gains (losses) on investment securities                             (810)        848        (821)        812
Other capital                                                                 1,122         550       2,006       1,784
Retained earnings                                                            30,793      28,613       8,194       8,212
Less common stock held in treasury                                           (5,312)     (4,771)          -           -
                                                                            -------     -------     -------     -------
   Total share owners' equity (notes 23 and 24)                              26,387      25,824       9,380      10,809
                                                                            -------     -------    --------    --------
TOTAL LIABILITIES AND EQUITY                                                $50,813     $51,134    $153,580    $211,730
                                                                            =======     =======    ========    ========
-----------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 28.

Annual Report Page 30

STATEMENT OF CASH FLOWS



                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                     -----------------------------------
For the years ended December 31 (In millions)                            1994         1993          1992
--------------------------------------------------------------       -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                         $  4,726     $  4,315      $  4,725
Adjustments for discontinued operations                                 1,189         (993)         (588)
Adjustments to reconcile net earnings to cash provided
   from operating activities
      Cumulative effect of accounting change                                -          862             -
      Depreciation, depletion and amortization                          3,207        3,223         2,785
      Earnings retained by GECS - continuing operations                     -            -             -
      Deferred income taxes                                             1,228          548           642
      Decrease (increase) in GE current receivables                       668         (571)          135
      Decrease (increase) in GE inventories                               (56)         750           820
      Increase (decrease) in accounts payable                             697          639           342
      Increase in insurance liabilities, reserves and annuity benefits  1,624        1,479           703
      Provision for losses on financing receivables                       873          987         1,056
      All other operating activities                                   (2,399)         782        (1,172)
                                                                     --------     --------      --------
Cash from continuing operations                                        11,757       12,021         9,448
Cash from (used for) discontinued operations                            1,635       (1,834)          801
                                                                     --------     --------      --------
CASH PROVIDED FROM OPERATING ACTIVITIES                                13,392       10,187        10,249
                                                                     --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                             (7,492)      (4,727)       (4,804)
Dispositions of property, plant and equipment                           2,506        1,139         1,795
Net increase in GECS financing receivables                             (9,525)      (4,164)       (4,683)
Payments for principal businesses purchased                            (2,606)      (2,090)       (2,013)
All other investing activities                                            372       (6,518)       (3,753)
                                                                     --------     --------      --------
Cash used for investing activities - continuing operations            (16,745)     (16,360)      (13,458)
Cash from (used for) investing activities - discontinued operations       334          779            64
                                                                     --------     --------      --------
CASH USED FOR INVESTING ACTIVITIES                                    (16,411)     (15,581)      (13,394)
                                                                     --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)                  (2,784)       2,406         3,418
Newly issued debt (maturities more than 90 days)                       23,239       15,468        13,084
Repayments and other reductions (maturities more than 90 days)        (13,098)     (11,851)       (9,007)
Disposition of GE shares from treasury (mainly for employee plans)        771          406           425
Purchase of GE shares for treasury                                     (1,124)        (770)       (1,206)
Dividends paid to share owners                                         (2,462)      (2,153)       (1,925)
All other financing activities                                            181          (69)            -
                                                                     --------     --------      --------
Cash from (used for) financing activities - continuing operations       4,723        3,437         4,789
Cash from (used for) financing activities - discontinued operations    (2,169)       2,017          (367)
                                                                     --------     --------      --------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                      2,554        5,454         4,422
                                                                     --------     --------      --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                  (465)          60         1,277
Cash and equivalents at beginning of year                               3,056        2,996         1,719
                                                                     --------     --------      --------
Cash and equivalents at end of year                                  $  2,591     $  3,056      $  2,996
                                                                     ========     ========      ========
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                               $ (4,524)    $ (3,754)     $ (4,081)
Cash paid during the year for income taxes                             (1,777)      (1,644)       (1,033)
--------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement. Data for 1993 and 1992 have been reclassified to state results of the securities broker-dealer as a discontinued operation.

Annual Report Page 31



                                                                             GE                                GECS
                                                               --------------------------------    --------------------------------
                                                                   1994        1993        1992        1994        1993        1992
                                                               --------------------------------    --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                    $ 4,726     $ 4,315     $ 4,725    $    896    $  1,807     $ 1,499
Adjustments for discontinued operations                           1,189        (993)       (588)      1,189        (240)       (168)
Adjustments to reconcile net earnings to cash provided
   from operating activities
      Cumulative effect of accounting change                          -         862           -           -           -           -
      Depreciation, depletion and amortization                    1,545       1,631       1,483       1,662       1,592       1,302
      Earnings retained by GECS - continuing operations          (1,181)       (957)       (831)          -           -           -
      Deferred income taxes                                         575         120         675         653         428         (33)
      Decrease (increase) in GE current receivables                 754        (625)         68           -           -           -
      Decrease (increase) in GE inventories                         (56)        750         820           -           -           -
      Increase (decrease) in accounts payable                       810         114         (43)       (222)        540         424
      Increase in insurance liabilities, reserves and
         annuity benefits                                             -           -           -       1,624       1,479         703
      Provision for losses on financing receivables                   -           -           -         873         987       1,056
      All other operating activities                             (2,291)        (16)     (1,736)        140         770         500
                                                                -------     -------     -------    --------    --------     -------
Cash from continuing operations                                   6,071       5,201       4,573       6,815       7,363       5,283
Cash from (used for) discontinued operations                          -          76         741       1,635      (1,910)         60
                                                                -------     -------     -------    --------    --------     -------
CASH PROVIDED FROM OPERATING ACTIVITIES                           6,071       5,277       5,314       8,450       5,453       5,343
                                                                -------     -------     -------    --------    --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                       (1,743)     (1,588)     (1,445)     (5,749)     (3,139)     (3,359)
Dispositions of property, plant and equipment                        86          55          46       2,420       1,084       1,749
Net increase in GECS financing receivables                            -           -           -      (9,525)     (4,164)     (4,683)
Payments for principal businesses purchased                        (575)          -           -      (2,031)     (2,090)     (2,013)
All other investing activities                                       14         298         (13)        176      (6,793)     (3,688)
                                                                -------     -------     -------    --------    --------     -------
Cash used for investing activities - continuing operations       (2,218)     (1,235)     (1,412)    (14,709)    (15,102)    (11,994)
Cash from (used for) investing activities
   - discontinued operations                                          -         886         (93)        334        (107)        157
                                                                -------     -------     -------    --------    --------     -------
CASH USED FOR INVESTING ACTIVITIES                               (2,218)       (349)     (1,505)    (14,375)    (15,209)    (11,837)
                                                                -------     -------     -------    --------    --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)              (566)         46        (763)     (2,261)      2,404       4,221
Newly issued debt (maturities more than 90 days)                    766         215       1,331      22,473      15,253      11,753
Repayments and other reductions (maturities more than 90 days)   (1,399)     (2,325)     (1,528)    (11,699)     (9,526)     (7,479)
Disposition of GE shares from treasury (mainly for
   employee plans)                                                  771         406         425           -           -           -
Purchase of GE shares for treasury                               (1,124)       (770)     (1,206)          -           -           -
Dividends paid to share owners                                   (2,462)     (2,153)     (1,925)       (904)       (610)       (500)
All other financing activities                                       (2)          -           -         183         (69)          -
                                                                -------     -------     -------    --------    --------     -------
Cash from (used for) financing activities
   - continuing operations                                       (4,016)     (4,581)     (3,666)      7,792       7,452       7,995
Cash from (used for) financing activities
   - discontinued operations                                          -           -           -      (2,169)      2,017        (367)
                                                                -------     -------     -------    --------    --------     -------
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES               (4,016)     (4,581)     (3,666)      5,623       9,469       7,628
                                                                -------     -------     -------    --------    --------     -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR            (163)        347         143        (302)       (287)      1,134
Cash and equivalents at beginning of year                         1,536       1,189       1,046       1,520       1,807         673
                                                                -------     -------     -------    --------    --------     -------
Cash and equivalents at end of year                             $ 1,373     $ 1,536     $ 1,189    $  1,218    $  1,520     $ 1,807
                                                                =======     =======     =======    ========    ========     =======
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                          $  (374)    $  (473)    $  (570)   $ (4,150)   $ (3,281)    $(3,511)
Cash paid during the year for income taxes                       (1,456)     (1,455)       (936)       (321)       (189)        (97)
-----------------------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 30.

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

      Management's Discussion of Operations is presented in four parts:
Consolidated Operations, GE Continuing Operations, GECS Continuing Operations and International Operations.

CONSOLIDATED OPERATIONS

1994 was a year in which the General Electric Company overcame significant challenges to achieve record results. In the highly competitive global marketplace, the Company's diversified portfolio of businesses achieved an 8% increase in revenues from continuing operations. All of its businesses contributed to the increase except, as expected, Aircraft Engines. Five businesses - GE Capital Services, Motors and Industrial Systems (Motors), Transportation Systems, Plastics and Information Services - achieved double-digit growth rates.

CONSOLIDATED EARNINGS were $4.726 billion ($2.77 per share), up 10% from 1993's $4.315 billion ($2.52 per share) and the same as 1992's $4.725 billion ($2.75 per share). Three factors are important to these comparisons - discontinued operations of the GECS securities broker-dealer and GE's Aerospace businesses; 1993 restructuring provisions; and the effect of an accounting change in 1993. Each is discussed separately below. Without these items, 1994 earnings would have been $5.915 billion, up 22% from $4.862 billion in 1993, which was up 18% from $4.137 billion in 1992.

      * DISCONTINUED OPERATIONS for all three years reflected results of the GECS securities broker-dealer, Kidder, Peabody Group Inc. (Kidder, Peabody). In 1993 and 1992, results of the discontinued GE Aerospace businesses also were included. See note 2 to the financial statements for details of these discontinued operations. The loss of $1.2 billion in 1994 included provision of $868 million for exit costs expected to be incurred in connection with the liquidation of Kidder, Peabody. Management expects this liquidation will be largely complete by the end of 1995 and that no further associated costs will be incurred.

      * RESTRUCTURING PROVISIONS in 1993 amounted to $678 million after taxes. These provisions covered costs of a plan that will enhance the Company's global competitiveness. The plan included explicit programs that resulted in the closing, downsizing and streamlining of certain production, service and administration facilities worldwide. Costs included, among other things, asset write-offs, lease terminations and severance benefits. Essentially all expenditures for the restructuring programs were completed by the end of 1994. See Industry Segments beginning on page 33 for further information on restructuring.

      * THE 1993 ACCOUNTING CHANGE represented the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits (see note 20). The transition effect of the accounting change decreased net earnings by $862 million ($0.51 per share), with a corresponding decrease in share owners' equity.

PRINCIPAL NEW ACCOUNTING STANDARDS are SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, which together modify the accounting and disclosure that applies when it is probable that all amounts due under contractual terms of a commercial loan will not be collected. Had these standards been adopted for 1994, there would have been no effect on earnings or financial position, and management does not foresee any significant future effect following adoption on January 1, 1995.

DIVIDENDS DECLARED totaled $2.546 billion in 1994. Per-share dividends of $1.49 were up 14% from the previous year, following a 13% increase from the year before. The 1994 increase marks the 19th consecutive year of dividend growth. Even though substantial dividends were paid, the Company retained sufficient earnings to invest in new plant and equipment for a wide variety of capital expenditure projects, particularly those which increase productivity, and to provide adequate financial resources for internal and external growth opportunities.

GE CONTINUING OPERATIONS

GE TOTAL REVENUES were $42.5 billion in 1994, compared with $40.1 billion in 1993 and 1992.

      * GE's sales of goods and services were $39.6 billion in 1994, an increase of 5% from 1993, which was unchanged from 1992. Overall, volume was about 6% higher in 1994 than in 1993, with significant increases in Plastics, Power Systems, Appliances and Transportation Systems. Only Aircraft Engines had a reduced level of shipments in 1994. Lower 1994 selling prices in many businesses, particularly Power Systems and Medical Systems, partially offset the volume increase. Overall, volume was about 2% higher in 1993 than in 1992, but the increased volume was essentially offset by lower selling prices.

      * GE's other income, earned from a wide variety of sources, was $783 million in 1994, $730 million in 1993 and $812 million in 1992. Details of GE's other income are provided in note 3.

Annual Report Page 33

      * Earnings of GECS from continuing operations were up 33% in 1994, following an 18% increase the year before. See page 36 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses.

      * Operating margin is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. In 1994, GE's operating margin rose to a record 13.6% of sales, an improvement of
1.1 percentage points from 12.5% (before restructuring provisions) in 1993, which in turn was up from a comparable 11.5% in 1992. Including restructuring provisions, operating margins were 9.9% and 11.1% in 1993 and 1992, respectively. Appliances, NBC, Power Systems and Transportation Systems increased their margin rates by one point or more in 1994. In 1993, all businesses except Aircraft Engines increased their margin rates before restructuring provisions by one to five points.

      * Total cost productivity (sales in relation to costs on a constant dollar basis) was 3.2% in 1994 compared with 3.8% in 1993 and 4.3% in 1992. Cost savings provided by such productivity improvements more than offset the impact of inflation in all three years. Aircraft Engines, because of declining volume over the three-year period, has adversely affected consolidated productivity performance. Total cost productivity in GE businesses other than Aircraft Engines was 4.4% in 1994, compared with 5.3% and 4.8% in 1993 and 1992, respectively.

GE INTEREST EXPENSE in 1994 was $410 million, down 22% from $525 million in 1993. The lower interest expense was attributable principally to a decrease in the average level of borrowings, partially offset by higher interest rates. Interest expense decreased 32% in 1993 compared with 1992, primarily because of lower borrowings and, to a lesser extent, lower interest rates.

ENTERING 1995 with excellent cash flows and a strong balance sheet, the Company continues to be well positioned to deliver strong results to share owners in an uncertain global economic environment.

GE INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the past five years are shown in the table on page 35. The industry segment data for prior years related to the Power Generation and the Industrial Products and Systems segments have been reclassified. For additional information, including a description of the products and services included in each segment, see note 26.


CHART:

GE/S&P DIVIDENDS PER SHARE INCREASE COMPARED WITH 1989


                          1990        1991        1992        1993        1994
------------------------------------------------------------------------------
GE                       12.9%       22.4%       36.5%       53.5%       75.3%
S&P 500                   9.5        10.4        12.0        13.8        19.3
------------------------------------------------------------------------------


      * AIRCRAFT ENGINES revenues were down 13% from the 1993 level, following an 11% decrease the year before, reflecting primarily the continuing downturn in the military and commercial markets that began about four years ago. Operating profit increased 17% during 1994, principally because there was no counterpart to 1993 restructuring provisions ($267 million) to cover incremental costs associated with closing and relocating certain manufacturing and warehousing facilities to reduce the cost structure of the business in line with lower volume. Excluding 1993 restructuring provisions, operating profit decreased 12% in 1994, following a 16% decline in 1993, both of which were largely attributable to the lower volume.

      About $1.8 billion of 1994 revenues were from sales to the U.S. government, down about 25% from $2.4 billion in 1993, which was about the same as in 1992. The lower revenues were primarily attributable to declines in sales for the F110 jet and T700 helicopter programs.

      Firm orders received during 1994 totaled $5.5 billion, down slightly from $5.7 billion in 1993. The firm orders backlog at year-end 1994 was $7.6 billion ($7.7 billion at the end of 1993), approximately 32% of which was scheduled for delivery in 1995.

      Management has taken aggressive actions over the past four years to respond to the dual impact of declining military sales and weakness in worldwide commercial airline markets, reducing the work force by about 16,000 employees, or 40% of its work force, through layoffs and attrition.

      * APPLIANCES revenues were up 7% from 1993, which was 4% higher than in 1992, on considerably higher shipments. For U.S. operations, revenues increased 12% on a good increase in unit volume, reflecting the combination of improved markets and slightly higher share. Operating profit was up 84% in 1994, in part because there was no counterpart to provisions for restructuring of $136 million in 1993 that covered costs associated with closing, downsizing

Annual Report Page 34

and consolidating consumer service and production facilities. Operating profit declined 4% in 1993, primarily as a result of restructuring provisions. Excluding 1993 restructuring provisions, operating profit increased by 34% in 1994 and by 32% in 1993. The improved performance was primarily attributable to strong productivity as well as higher volume.

      * BROADCASTING revenues increased 8% in 1994 as a result of stronger advertising revenues in sports, prime-time entertainment, the owned-and-operated stations, and CNBC. 1993 revenues were 8% lower than 1992's, primarily because there was no counterpart to the 1992 Summer Olympic Games. Operating profit increased sharply in 1994, following a 29% increase in 1993. The 1994 increase reflected the impact of higher prices for advertising, improved ratings performance and substantially improved CNBC operations. Trends over the three-year period were affected by 1993 restructuring provisions of $81 million to cover lease terminations, associated asset write-offs and other incremental costs to enhance productivity. Excluding 1993 restructuring provisions, 1994 operating profit was up 45% from 1993, which was 69% higher than in 1992. The improvement in 1993 was attributable primarily to the absence of a counterpart to the programming costs associated with the Olympic Games and generally lower 1993 overhead costs.

      * INDUSTRIAL PRODUCTS AND SYSTEMS (principally the former Industrial segment) revenues rose 10% in 1994, following a 4% increase in 1993. The improvements in revenues were largely attributable to significantly higher shipments of locomotives in Transportation Systems in both years and much higher Motors volume in 1994. Operating profit increased 47% in 1994, after a 16% decline in 1993, reflecting primarily the $253 million of restructuring provisions in 1993 for incremental costs of downsizing and consolidating production and logistical operations worldwide. Absent 1993 restructuring provisions, operating profit increased 15% from 1993, which was 8% higher than in 1992. The 1994 increase was attributable to continuing productivity improvements in Lighting's European operations and a combination of higher volume and productivity in Motors and Transportation Systems. The 1993 increase resulted primarily from improved productivity across the segment and substantially improved Lighting operations in Europe.

      Transportation Systems orders were $2.8 billion in 1994, up 50% from 1993. The backlog at year-end 1994 was $3.5 billion ($2.0 billion at the end of 1993), about 37% of which was scheduled for shipment in 1995.

      * MATERIALS revenues were up 13% in 1994, primarily because of increased shipments across all major product groups. Operating profit rose 16% in 1994, in part because there was no counterpart to $52 million of restructuring provisions in 1993 for equipment write-offs and downsizing of European operations. Excluding 1993 restructuring provisions, operating profit increased 9% as a result of ongoing productivity and improved volume, which more than offset the impact of lower selling prices and much higher material costs. Revenues increased 4% in 1993, primarily as a result of higher volume in U.S. and Asian markets, which was partially offset by worldwide price declines. Operating profit was 13% higher than in 1992 as substantial productivity improvements, material cost decreases and favorable exchange gains much more than offset the lower prices, the impact of inflation and restructuring provisions.

      * POWER GENERATION (principally the former Power Systems segment) revenues increased 7% in 1994 as a result of considerably higher shipments of large gas turbines and combined-cycle units, offset in part by lower selling prices. Operating profit was 21% ahead of 1993, reflecting the lack of a counterpart to 1993 restructuring provisions of $82 million that covered the incremental costs of facility demolitions and associated asset write-offs. Adjusting for 1993 restructuring provisions, operating profit increased 12%, primarily as a result of lower material costs and volume improvements that more than offset lower selling prices. Revenues increased 8% in 1993, principally as a result of higher levels of gas turbine shipments and increased sales of nuclear fuel. Operating profit increased 20% over 1992, principally on the strength of gas turbine revenues and productivity, the combination of which more than offset the impact of restructuring provisions.

      Power Generation orders were $5.7 billion for 1994, compared with $5.6 billion in 1993. The backlog of unfilled orders at year-end 1994 was $9.4 billion (about the same as at the end of 1993), with 54% of it scheduled to be shipped in 1995.

      * TECHNICAL PRODUCTS AND SERVICES revenues were up 3% in 1994, primarily the result of slightly higher volume partially offset by lower selling prices. For Medical Systems, the impact of a difficult U.S. health care market was more than offset by strength in European and Asian markets. Segment operating profit rose 11% in 1994, in part because of 1993 restructuring provisions of $60 million to downsize manufacturing and services operations worldwide. Excluding such provisions, operating profit was 3% ahead of 1993, principally reflecting productivity and volume improvements in excess of price declines in both Medical Systems and Information Services. Strength in European and Asian markets more than offset the negative effects of U.S. market conditions. Segment revenues were down 11% in 1993, principally because of 1992 transfers, dispositions and realignments. Segment operating profit in

Annual Report Page 35



SUMMARY OF INDUSTRY SEGMENTS
                                                             General Electric Company and consolidated affiliates
                                                         --------------------------------------------------------
For the years ended December 31 (In millions)                1994        1993        1992        1991        1990
-----------------------------------------------------------------------------------------------------------------
REVENUES
   GE
      Aircraft Engines                                    $ 5,714     $ 6,580     $ 7,368     $ 7,777     $ 7,504
      Appliances                                            5,965       5,555       5,330       5,225       5,592
      Broadcasting                                          3,361       3,102       3,363       3,121       3,236
      Industrial Products and Systems                       9,406       8,575       8,210       8,248       8,239
      Materials                                             5,681       5,042       4,853       4,736       5,140
      Power Generation                                      5,933       5,530       5,106       4,813       4,071
      Technical Products and Services                       4,285       4,174       4,674       4,686       4,259
      All Other                                             2,348       1,803       1,581       1,485       1,401
      Corporate items and eliminations                       (195)       (242)       (399)       (538)       (352)
                                                          -------     -------     -------     -------     -------
         Total GE                                          42,498      40,119      40,086      39,553      39,090
                                                          -------     -------     -------     -------     -------
   GECS
      Financing                                            14,932      12,399      10,544      10,069       9,000
      Specialty Insurance                                   4,926       4,862       3,863       2,989       2,853
      All Other                                                17          15          11          (5)         (2)
                                                          -------     -------     -------     -------     -------
         Total GECS                                        19,875      17,276      14,418      13,053      11,851
                                                          -------     -------     -------     -------     -------
   Eliminations                                            (2,264)     (1,694)     (1,453)     (1,323)     (1,245)
                                                          -------     -------     -------     -------     -------
CONSOLIDATED REVENUES                                     $60,109     $55,701     $53,051     $51,283     $49,696
                                                          =======     =======     =======     =======     =======
-----------------------------------------------------------------------------------------------------------------
OPERATING PROFIT
   GE
      Aircraft Engines                                    $   935     $   798     $ 1,274     $ 1,390     $ 1,253
      Appliances                                              683         372         386         400         435
      Broadcasting                                            500         264         204         209         477
      Industrial Products and Systems                       1,328         901       1,071       1,088       1,098
      Materials                                               967         834         740         800       1,010
      Power Generation                                      1,238       1,024         854         679         478
      Technical Products and Services                         787         706         912         693         538
      All Other                                             2,403       1,796       1,549       1,453       1,327
                                                          -------     -------     -------     -------     -------
         Total GE                                           8,841       6,695       6,990       6,712       6,616
                                                          -------     -------     -------     -------     -------
   GECS
      Financing                                             2,662       1,727       1,366       1,327       1,267
      Specialty Insurance                                     589         770         641         501         457
      All Other                                              (302)       (288)       (272)       (290)       (275)
                                                          -------     -------     -------     -------     -------
         Total GECS                                         2,949       2,209       1,735       1,538       1,449
                                                          -------     -------     -------     -------     -------
   Eliminations                                            (2,072)     (1,554)     (1,317)     (1,199)     (1,105)
                                                          -------     -------     -------     -------     -------
CONSOLIDATED OPERATING PROFIT                               9,718       7,350       7,408       7,051       6,960
   GE interest and financial charges, net of eliminations    (417)       (529)       (752)       (881)       (941)
   GE items not traceable to segments                        (640)       (685)       (683)       (563)       (480)
                                                          -------     -------     -------     -------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND ACCOUNTING CHANGES                                 $ 8,661     $ 6,136     $ 5,973     $ 5,607     $ 5,539
                                                          =======     =======     =======     =======     =======
-----------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General
Electric Capital Services, Inc. and all of its affiliates and associated companies. Operating profit of GE segments excludes interest and other financial charges; operating profit of GECS includes interest and discount expense, which is the largest element of GECS' operating costs. Data for prior periods have been reclassified to reflect the securities broker-dealer segment as a discontinued operation and to conform to the 1994 grouping of products and services in the Industrial Products and Systems and the Power Generation segments (see note 26).


Annual Report Page 36

1993 was down sharply, mainly because there was no counterpart to the 1992 gain on realignment of the equity position of GE and Ericsson in their mobile communications joint venture and because of restructuring provisions.

      Orders received by Medical Systems in 1994 were down slightly from 1993. A decline in U.S. medical equipment markets more than offset orders growth in the rest of the world. The backlog of unfilled orders at year-end 1994 was $1.5 billion ($1.7 billion at the end of 1993), about 93% of which was scheduled to be shipped in 1995.

      * ALL OTHER consists primarily of GECS' earnings, which are discussed below. Also included are revenues derived from licensing use of GE know-how to others.

GECS CONTINUING OPERATIONS

GECS conducts its business in two segments. The Financing segment includes financing operations of General Electric Capital Corporation (GE Capital). The Specialty Insurance segment includes operations of Employers Reinsurance Corporation (ERC) and the other insurance businesses described on page 61.

GECS REVENUES FROM OPERATIONS were $19.9 billion in 1994, up 15% from 1993, which was up 20% from 1992.

GECS EARNINGS from continuing operations were $2.085 billion in 1994, up 33% from 1993, which was up 18% from 1992. The 1994 increase reflected a very strong performance in the Financing segment, resulting primarily from asset growth, increased financing spreads and improved asset quality. Earnings in the Specialty Insurance segment declined in 1994 due to higher insurance losses. The 1993 earnings increase reflected substantially higher earnings in the Financing segment, mainly as a result of the favorable 1993 interest rate environment, asset growth and improved asset quality. Earnings in the Specialty Insurance segment also increased substantially in 1993 over 1992.

GECS' PRINCIPAL COST IS FOR INTEREST on borrowings in the Financing segment. Interest expense in 1994 was $4.5 billion, 28% higher than in 1993, which was 5% lower than in 1992. The 1994 increase reflected the effects of higher average borrowings used to finance asset growth as well as the effects of higher interest rates. The 1993 decrease was a result of substantially lower interest rates on higher average borrowings. The composite interest rate on GECS' borrowings was 5.47% in 1994, compared with 4.96% in 1993 and 5.78% in 1992.

GECS' OTHER COSTS AND EXPENSES increased to $7.9 billion in 1994 from $7.2 billion in 1993 and $5.9 billion in 1992, reflecting higher investment levels and costs associated with acquired businesses and portfolios.

GECS INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the past five years are shown in the table on page 35. Revenues from operations (earned income) are detailed in note 4.

      * FINANCING segment revenues from operations were $14.9 billion in 1994, up 20% from 1993, which was up 18% from 1992. Asset growth and increased yields (interest rates earned) were significant factors in both years.

      Operating profit was $2.7 billion in 1994, up 54% from 1993, which was 26% higher than in 1992, primarily as a result of asset growth and increased financing spreads, the excess of yield over interest rates on borrowings. Improved asset quality also contributed to increased operating profit in 1994 and, to a lesser extent, in 1993. Assets grew 14% during 1994 and 30% during 1993 because of higher origination volumes and acquisitions of businesses and portfolios, including the 1993 acquisition of the annuity business. Yields on assets increased in 1994 after holding essentially flat in 1993 and 1992. Financing spreads increased during 1994, as the improvement in yields outpaced increases in borrowing rates. Financing spreads increased to a greater extent in 1993, when borrowing rates declined substantially. The provision for losses on financing receivables declined in both 1994 and 1993 as the quality of the portfolio improved. Other costs and expenses increased in both years, primarily as a result of asset growth.

      The portfolio of financing receivables, which was $76.4 billion at the end of 1994 and $63.9 billion at the end of 1993, is the Financing segment's largest asset and its primary source of revenues. Related allowances for losses at the end of 1994 aggregated $2.1 billion (2.63% of receivables - the same level as 1993 and 1992) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the Financing segment investment portfolio follows.

      CONSUMER LOANS RECEIVABLE, primarily retailer and auto receivables, were $23.1 billion and $17.3 billion at the end of 1994 and 1993, respectively. In addition, GECS' investment in consumer auto finance lease receivables was $7.5 billion and $5.6 billion at the end of 1994 and 1993, respectively. Nonearning receivables, which were 1.4% of total loans and leases (1.7% at the end of 1993), aggregated $422 million at the end of 1994. The provision for losses on retailer and auto financing receivables was $502 million in 1994, a 7% increase from $469 million in 1993, reflecting growth in the portfolio of receivables. Most nonearning receivables were private-label credit card receivables, the majority of which were subject to various loss-sharing arrangements that provide full or partial recourse to the originating retailer.

      COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.9 billion at December 31, 1994, up $1.0 billion from the end of 1993. In addition, the investment portfolio

Annual Report Page 37

of the annuity business included $1.4 billion of commercial property loans at December 31, 1994, up $0.3 billion from the end of 1993. Commercial real estate loans are generally secured by first mortgages. In addition to loans, the commercial real estate portfolio included, in other assets, $2.1 billion ($2.2 billion in 1993) of assets acquired for resale from various financial institutions, including the Resolution Trust Corporation. Values realized on sales of these assets and the pace of such sales continue to meet or exceed expectations at the time of purchase. Also included in other assets were investments in real estate ventures at year-end 1994 totaling $1.4 billion, the same as at year-end 1993. Those investments are made as a part of original financings and in conjunction with loan restructurings where management believes that such investments will enhance economic returns.

      Commercial Real Estate's foreclosed properties at the end of 1994 declined to $20 million from $110 million at the end of 1993, primarily because of sales.

      At December 31, 1994, Commercial Real Estate's portfolio included loans secured by and investments in a variety of property types that continued to be well dispersed geographically. Nonearning and reduced-earning receivables declined to $179 million in 1994 from $272 million in 1993, reflecting write-offs and proactive management of delinquent receivables in a stabilized commercial real estate market. Sustaining the 1994 improvements depends on many factors, including interest rates and various local market conditions. The loss provision for Commercial Real Estate's investments was $287 million in 1994 ($244 million related to receivables and $43 million related to other assets), compared with $387 million and $299 million in 1993 and 1992, respectively. The 1994 decrease resulted from lower provisions related to real estate ventures and foreclosed properties. Loss provisions in 1993 increased as the portfolio was adversely affected by a weakened commercial real estate market.


CHART:


GECS REVENUES FROM CONTINUING OPERATIONS

(In billions)             1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                       $11.851     $13.053     $14.418     $17.276     $19.875
------------------------------------------------------------------------------


      OTHER FINANCING RECEIVABLES, $32.5 billion at December 31, 1994, consisted primarily of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio grew $3.5 billion during 1994, while nonearning and reduced-earning receivables decreased to $165 million at year-end 1994 from $237 million at year-end 1993. Included in other financing receivables are financings provided for highly leveraged management buyouts and corporate recapitalizations. The portion of those investments classified as financing receivables was $2.4 billion at the end of 1994, compared with $3.3 billion at the end of 1993, as repayments continued to reduce this liquidating portfolio. The year-end balance of highly leveraged transactions included amounts that had been written down to estimated fair value and carried in other assets as a result of restructuring or in-substance repossession. These balances aggregated $336 million at the end of 1994 and $544 million at the end of 1993 (net of allowances of $224 million and $244 million, respectively).

      GECS had loans and leases to commercial airlines, as discussed in note 16, that aggregated about $7.6 billion at the end of 1994, up from $6.8 billion at the end of 1993. At year-end 1994, GECS' commercial aircraft positions included financial guaranties and funding commitments amounting to $506 million (compared with $450 million in 1993) and conditional commitments to purchase aircraft at a cost of $81 million ($865 million at December 31, 1993). The decline in purchase commitments resulted from 1994 purchases of aircraft.

      * Specialty Insurance revenues from operations were $4.9 billion in 1994, essentially the same as 1993, which was up 26% from 1992. The increase in 1993 reflected higher premium and investment income as well as the impact of a full year of the creditor insurance business, which was consolidated during 1992. Operating profit declined from $770 million in 1993 to $589 million in 1994 as a result of an operating loss in the private mortgage insurance business. The 1994 operating loss resulted from adverse loss development in private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California. These losses more than offset operating profit increases in other parts of the segment, including primary mortgage insurance. Based on conditions at December 31, 1994, management believes that loss development should diminish in 1995 and in subsequent years. However, future economic conditions and housing values in southern California are uncertainties that could affect that outlook. The 1993

Annual Report Page 38

operating profit was 20% higher than the $641 million recorded in 1992, reflecting higher premium volume from bond refunding in the financial guaranty insurance business as well as reduced claims expense in the creditor insurance business.

ENTERING 1995, management believes that vigilant attention to risk management, along with the diversity and strength of GECS' resources, position it to deal effectively with increasing competition in an ever-changing global economy.

INTERNATIONAL OPERATIONS

Estimated results of international operations include all exports from the United States plus the results of GE's and GECS' operations located outside the United States. International revenues were $20.0 billion (33% of consolidated revenues), compared with $18.2 billion in 1993 and $17.8 billion in 1992. In 1994, about 40% of GE's sales of goods and services were international, approximately the same as in the previous two years. The chart below left shows the growth in international revenues in relation to total revenues over the past five years. International operating profit was $2.6 billion (27% of consolidated operating profit) in 1994, $2.3 billion in 1993 and $2.2 billion in 1992.

      GECS' international revenues were $3.7 billion in 1994 on year-end assets of about $21.5 billion. These revenues, which were derived primarily from operations in Europe, Canada and the Pacific Basin, almost doubled from 1992's $2.0 billion. Expansion of GECS' operations into the international marketplace is expected to continue in 1995 and beyond.

      The accompanying financial results reported in U.S. dollars are unavoidably affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. International activity is diverse, as shown for revenues in the chart at the bottom right of this page. Principal currencies include those of countries in the European Monetary Union, the Japanese yen and the Canadian dollar. The 1994 devaluation of the Mexican peso had virtually no effect on the Company's 1994 financial position or results of operations, and management does not expect a significant future effect.

      GE's export sales by major world areas follow.



----------------------------------------------------------------------------
GE'S TOTAL EXPORTS FROM THE UNITED STATES
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Pacific Basin                               $3,260      $2,645       $2,696
Europe                                       1,319       2,320        2,018
Americas                                     1,027         981        1,126
Other                                          821       1,039        1,079
                                            ------      ------       ------
   Exports to external customers             6,427       6,985        6,919
   Exports from U.S. to affiliates           1,683       1,513        1,281
                                            ------      ------       ------
Total exports                               $8,110      $8,498       $8,200
                                            ======      ======       ======
----------------------------------------------------------------------------

       GE made a positive 1994 contribution of approximately $4.4 billion to the U.S. balance of trade. Total exports in 1994 were $8.1 billion; imports from GE affiliates were $1.2 billion; and direct imports from external suppliers were $2.5 billion.


CHART:

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS


(In billions)             1990        1991        1992        1993        1994
------------------------------------------------------------------------------
United States          $34.915     $34.631     $35.228     $37.471     $40.064
International           14.781      16.652      17.823      18.230      20.045
------------------------------------------------------------------------------



CHART:

CONSOLIDATED INTERNATIONAL REVENUES FROM CONTINUING OPERATIONS


(In billions)             1990        1991        1992        1993        1994
------------------------------------------------------------------------------
Europe                  $7.235      $7.972      $8.721      $9.042      $9.116
Pacific Basin            3.093       4.030       4.349       4.531       5.997
Americas                 3.268       3.194       3.315       3.215       3.763
Other                    1.185       1.456       1.438       1.442       1.169
------------------------------------------------------------------------------

Annual Report Page 39

MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity focuses on the Statement of Financial Position (page 28) and the Statement of Cash Flows (page 30).

      Throughout the discussion, it is important to understand the differences between the businesses of GE and GECS. Although GE's manufacturing and nonfinancial services activities involve a variety of different businesses, their underlying characteristics are the development, the preparation for market and the sale of tangible goods and services. Risks and rewards are directly related to the ability to manage and finance those activities.

      GECS' principal businesses provide financing, asset management and insurance to third parties. The underlying characteristics of these businesses involve the management of financial risk. GECS' risks and rewards stem from the abilities of its businesses to continue on a selective basis to design and provide a wide range of services, including financial services, in a competitive marketplace, and to receive adequate compensation for such services. GECS is not a "captive finance company" or a vehicle for "off-balance-sheet financing" for GE; very little of GECS' business is directly related to other GE operations.

      Despite the different business profiles of GE and GECS, the global commercial airline industry is one significant example of an important source of business for both. GE assumes financing positions primarily in support of engine sales, whereas GECS is a significant source of lease and loan financing for the industry (see details in note 16). Even during the current difficult period in this historically cyclical industry, management believes that the financing positions are reasonably protected by collateral values and by its ability to control assets, either by ownership or by security interests.

      The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the financial statements.


DISCONTINUED OPERATIONS are displayed in the accompanying financial statements separately from data on continuing operations. Details of assets and liabilities of the GECS securities broker-dealer at December 31, 1994, are shown in note 2. The assets of $8.6 billion included $1.5 billion of collateralized mortgage obligations (CMOs). A plan announced on October 6, 1994, to transfer $6.7 billion of CMOs to GE Capital was not executed in light of the later agreement to transfer certain assets and operations to Paine Webber Group Inc. (PaineWebber). On January 31, 1995, total assets of Kidder, Peabody had been reduced to $5.5 billion and investment in CMOs to $0.6 billion. Management does not expect to incur any additional costs in connection with liquidation of these assets.


CHART:

CONSOLIDATED ASSETS - CONTINUING OPERATIONS


(In billions)             1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                      $111.004    $123.115    $135.472    $166.413    $185.871
------------------------------------------------------------------------------


      Discontinued operations used $200 million of cash from continuing operations in 1994. In 1993 and 1992, cash provided by discontinued operations totaled $962 million and $498 million, respectively. The 1993 cash provided was principally associated with amounts received on transfer of GE's Aerospace businesses.

STATEMENT OF FINANCIAL POSITION

      * INVESTMENT SECURITIES for each of the past two years were mainly investment-grade debt securities held by GECS' Specialty Insurance and annuity businesses in support of obligations to policyholders and annuitants. The increase of $4.1 billion at GECS during 1994 was principally related to acquisitions, partially offset by declines in fair value resulting from rising interest rates during the year.

      * GE'S CURRENT RECEIVABLES were $7.8 billion and $8.6 billion at the end of 1994 and 1993, respectively, and included $5.7 billion due from customers at the end of both years. As a measure of asset utilization, customer receivables turn-over was 6.9 in 1994, compared with 7.0 in 1993. Current receivables other than amounts owed by customers are amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

      * INVENTORIES were $3.9 billion at December 31, 1994, up slightly from the end of 1993. As a measure of inventory utilization, turnover was 6.9 in 1994, compared with 6.0 in 1993, and has been improving dramatically over the past several years (see chart on page 40). Inventory turnover improved by more than one turn in Plastics, Motors, Electrical Distribution and Control, and Transportation Systems in 1994. Last-in, first-out (LIFO) revaluations decreased $197 million in 1994, compared with decreases of $179 million in 1993 and $204 million in 1992. Included in these changes were decreases of $72 million, $101 million and $183 million (1994, 1993 and 1992, respectively)

Annual Report Page 40

resulting from lower inventory levels. In each of the last three years, there was a net current-year cost decrease.

      * GECS FINANCING RECEIVABLES were $76.4 billion at year-end 1994, an increase of $12.4 billion over 1993. These receivables are discussed on page 36 and in note 13.

      * PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $23.5 billion at December 31, 1994, up $2.3 billion from 1993. GE's property, plant and equipment consists of investments for its own productive use, whereas the largest element of GECS' investment is in equipment provided to third parties on operating leases. Details by category of investment can be found in note 14.

      GE's total expenditures for new plant and equipment during 1994 totaled $1.7 billion, up slightly from $1.6 billion in 1993. Total expenditures for the past five years were $9.0 billion, of which 25% was to increase productivity; 22% was to increase capacity; 13% was to support new business start-ups; 12% was to replace and renew older equipment; and 28% was for such other purposes as improvement of research and development facilities and safety and environmental protection.

      GECS added $5.6 billion to its equipment leased to others during 1994.

      * INTANGIBLE ASSETS were $11.4 billion at year-end 1994. GE's intangibles were $6.3 billion, about the same as the end of 1993. GECS' intangibles increased $1.5 billion, most of which was related to acquisitions.

      * ALL OTHER ASSETS totaled $24.0 billion at year-end 1994, down $0.4 billion from the end of 1993. The principal reasons for GE's increase of $2.0 billion were the acquisition of Nuovo Pignone, an Italian electrical equipment manufacturer, which will be consolidated effective January 1, 1995, and the increase in the prepaid pension asset. GECS' decrease of $2.4 billion related principally to a decrease in mortgages held for resale associated with the mortgage servicing businesses, partially offset by PaineWebber securities received in exchange for certain assets of Kidder, Peabody (see note 2).

      * CONSOLIDATED BORROWINGS aggregated $94.8 billion at December 31, 1994, compared with $85.6 billion at the end of 1993. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (GECS' major public borrowing entity) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

      GE has agreed to make payments to GE Capital to the extent necessary to cause GE Capital's consolidated ratio of earnings to fixed charges to be not less than 1.10. For the years 1994, 1993 and 1992, such ratios were 1.63, 1.62 and 1.44, respectively, substantially above the level at which payout would be required. Three years advance notice is required to terminate this agreement.

      GE's total borrowings were $3.6 billion at year-end 1994 ($0.9 billion short-term, $2.7 billion long-term), a decrease of about $1.2 billion from year-end 1993. A significant portion of this decrease was attributable to record cash from operating activities arising from continuing improvements in working capital management. GE's total debt at the end of 1994 equaled 11.9% of total capital, down 3.6 points from the end of 1993.

      GECS' total borrowings were $91.4 billion at December 31, 1994, of which $57.1 billion was due in 1995 and $34.3 billion was due in subsequent years. Comparable amounts at the end of 1993 were $81.1 billion total, $55.3 billion due within one year, and $25.8 billion due thereafter. GECS' composite interest rates are discussed on page 36. A large portion of GECS' borrowings was commercial paper ($43.7 billion and $46.3 billion at the end of 1994 and 1993, respectively). Most of this commercial paper is issued by GE Capital. The average remaining terms and interest rates of GE Capital's commercial paper were 45 days and 5.90%, respectively, at the end of 1994, compared with 35 days and 3.39% at the end of 1993. GE Capital's ratio of debt to equity (leverage) was 8.43 to 1 at the end of 1994, compared with 7.59 to 1 at the end of 1993. Excluding net unrealized gains and losses on investment securities, GE Capital's leverage was 7.94 to 1 at the end of 1994, compared with 7.96 to 1 at the end of 1993.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

Both GE and GECS are exposed to various types of risk, although the nature of their activities means that the respective risks are different. The multinational nature of GE's operations and its relatively low level of borrowings means that currency management is more important than managing exposure to changes in interest rates.


CHART:

INVENTORY ANNUAL TURNOVER


                          1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                          4.63        4.71        5.26        5.97        6.86
------------------------------------------------------------------------------

Annual Report Page 41

On the other hand, changes in interest rates are the more significant exposure for GECS because of the potential effects of such changes on financing spreads.

      The correlation between interest rate changes and financing spreads is subject to many factors and cannot be forecasted with reliability. Although not necessarily relevant to future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1994 would have reduced GECS net earnings by approximately $90 million.

      GE and GECS use various financial instruments, particularly interest rate, currency and basis swaps, but also options and currency forwards, to manage their respective risks. GE and GECS are exclusively end users of these instruments, which are commonly referred to as derivatives; neither GE nor GECS engages in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures.

      The total exposure of GE and GECS to credit risk associated with changes in the market value of swaps at December 31, 1994, was $39 million and $412 million, respectively. Management does not anticipate any loss from this exposure.

      More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 17, and 28.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows statements separately.

GE

GE's cash and equivalents aggregated $1.4 billion at the end of 1994, slightly lower than at the end of 1993. During 1994, GE generated a record $6.1 billion in cash from continuing operating activities. This provided resources to pay $2.5 billion in dividends to share owners, to invest $1.7 billion in new plant and equipment and to reduce total debt by $1.2 billion.

      Operating activities are the principal source of GE's cash flows from continuing operations. Over the past three years, operating activities have provided more than $15.8 billion of cash. Principal applications were payment of dividends to share owners ($6.5 billion), investment in new plant and equipment ($4.8 billion) and reduction of debt ($4.2 billion). In addition, the Company repurchased and placed into treasury $3.1 billion of its common stock during the past three years.


CHART:

GE BORROWINGS AS A PERCENT OF TOTAL CAPITAL INVESTED


                          1990        1991        1992        1993        1994
------------------------------------------------------------------------------
                        23.55%      26.18%      22.39%      15.50%      11.87%
------------------------------------------------------------------------------


      In December 1994, GE's Board of Directors authorized the repurchase of up to $5 billion of the Company's common stock over the next two years. This program is a direct result of GE's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term share owner value.

      Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the two-year share repurchase program, to grow dividends in line with earnings and to continue making long-term investments for future growth, including selective acquisitions and investments in joint ventures. Expenditures for new plant and equipment in 1995 are expected to be about the same as in 1994.

GECS

GECS' primary source of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS' borrowings with maturities of 90 days or less have increased by $4.4 billion. New borrowings of $49.5 billion having maturities longer than 90 days were added during those years, while $28.7 billion of such longer-term borrowings were retired. GECS also generated $19.5 billion from continuing operating activities.

      GECS' principal use of cash has been investing in assets to grow its businesses. Of the $41.8 billion that GECS invested over the past three years, $18.4 billion was used for additions to financing receivables, $12.2 billion was used to invest in new equipment, principally for lease to others, and $6.1 billion was for acquisitions of new businesses.

      With the financial flexibility that comes with excellent credit ratings, management believes GECS is well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

Annual Report Page 42

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarizes on the opposite page some data frequently requested about General Electric Company. The data are divided into three sections: upper portion - consolidated data; middle portion - GE data that reflect various conventional measurements for industrial enterprises; and lower portion - GECS data that reflect key information pertinent to financial services.

GE'S TOTAL RESEARCH AND DEVELOPMENT (R&D) expenditures were $1,741 million in 1994, down $214 million or 11% from 1993. In 1994, expenditures of $1,176 million were from GE's own funds, down 9% from 1993. This decrease was more than accounted for by a decline at Aircraft Engines as two major development programs were completed and the engines certified, and by completion of GE's obligation to the Sarnoff laboratory. The remaining businesses had a modest 1994 increase in R&D expenditures, reflecting continuation of new product programs such as the AC locomotive, ultrasound, high-efficiency lighting and the next generation of gas turbines. Expenditures from funds provided by customers (mainly the U.S. government) were $565 million in 1994, down $93 million, reflecting principally the completion of certain development work on Aircraft Engines programs.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1994 was $24.3 billion, up $1.5 billion from the 1993 level, principally because of strong growth in international orders for locomotives. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Industry Segments beginning on page 33 for further discussion on unfilled orders of relatively long-cycle manufacturing businesses. About 50% of total unfilled orders at the end of 1994 was scheduled to be shipped in 1995, with most of the remainder to be shipped in the two years after that. For comparison, about 42% of the 1993 backlog was expected to be shipped in 1994.

REGARDING ENVIRONMENTAL MATTERS, the Company's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

      In 1994, GE had capital expenditures of about $63 million for projects related to the environment. The comparable amount in 1993 was about $140 million. These amounts exclude expenditures for remediation actions, which are principally expensed and discussed below. Capital expenditures for environmental purposes have included pollution control devices - such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators - at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $100 million over the next two years. This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

      GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $98 million in 1994 compared with $80 million in 1993. It is presently expected that remediation actions will require average annual expenditures in the range of $80 million to $110 million over the next two years. Liabilities for remediation costs are based on management's best estimate of future costs; when there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of such range. Possible insurance recoveries are not considered in estimating liabilities.

      It is difficult to estimate with any meaning the annual level of future remediation expenditures because of the many uncertainties, including uncertainties about the status of the law, regulation, technology and information related to individual sites. Subject to the foregoing, management believes that capital expenditures and remediation actions to comply with the present laws governing environmental protection will not have a material effect on consolidated earnings, liquidity or competitive position. In making this determination, management considered the fact that, if remediation expenditures were to continue at the 1994 level, liabilities recorded at the end of 1994 would be sufficient to cover expenditures through the end of the century, and the probability of incurring more than nominal expenditures beyond 2015 is remote. Of course, lower annual expenditures could be incurred over a longer period without increasing the total expenditures.


CHART:

CONSOLIDATED EMPLOYMENT AT YEAR END - CONTINUING OPERATIONS


------------------------------------------------------------------------------
(In thousands)            1990        1991        1992        1993        1994
------------------------------------------------------------------------------
United States              183         173         168         157         156
Other countries             62          63          58          59          60
------------------------------------------------------------------------------

Annual Report Page 43


SELECTED FINANCIAL DATA


                                                         --------------------------------------------------------------
(Dollar amounts in millions; per-share amounts in dollars)  1994          1993           1992        1991          1990
-----------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                             $ 60,109       $55,701        $53,051     $51,283      $ 49,696
   Earnings from continuing operations                     5,915         4,184          4,137       3,943         3,920
   Earnings (loss) from discontinued operations           (1,189)          993            588         492           383
   Earnings before accounting changes                      4,726         5,177          4,725       4,435         4,303
   Net earnings                                            4,726         4,315          4,725       2,636         4,303
   Dividends declared                                      2,546         2,229          1,985       1,808         1,696
   Earned on average share owners' equity                   18.1%         17.5%          20.9%       12.2%         20.2%
   Per share
      Earnings from continuing operations               $   3.46      $   2.45        $  2.41     $  2.27      $   2.21
      Earnings (loss) from discontinued operations         (0.69)         0.58           0.34        0.28          0.21
      Earnings before accounting changes                    2.77          3.03           2.75        2.55          2.42
      Net earnings                                          2.77          2.52           2.75        1.51          2.42
      Dividends declared                                    1.49         1.305           1.16        1.04          0.96
      Stock price range                                54 7/8-45 53 1/2-40 3/8  43 3/4-36 3/8   39-26 1/2     37 3/4-25
   Total assets                                          194,484       251,506        192,876     166,508       152,000
   Long-term borrowings                                   36,979        28,194         25,298      22,602        20,886
   Shares outstanding - average (in thousands)         1,708,738     1,707,979      1,714,396   1,737,863     1,775,104
   Share owner accounts - average                        458,000       464,000        481,000     495,000       506,000
   Employees at year end
      United States                                      156,000       157,000        168,000     173,000       183,000
      Other countries                                     60,000        59,000         58,000      62,000        62,000
      Discontinued operations (primarily U.S.)             5,000         6,000         42,000      49,000        53,000
                                                        --------      --------       --------    --------      --------
      Total employees                                    221,000       222,000        268,000     284,000       298,000
                                                        ========      ========       ========    ========      ========
-----------------------------------------------------------------------------------------------------------------------
GE DATA
   Short-term borrowings                                $    906      $  2,391        $ 3,448     $ 3,482      $  2,721
   Long-term borrowings                                    2,699         2,413          3,420       4,332         4,048
   Minority interest                                         382           355            350         353           288
   Share owners' equity                                   26,387        25,824         23,459      21,683        21,680
                                                        --------      --------       --------    --------      --------
      Total capital invested                            $ 30,374      $ 30,983        $30,677     $29,850      $ 28,737
                                                        ========      ========       ========    ========      ========
   Return on average total capital invested                 15.9%         15.2%          16.9%       11.1%         17.4%
   Borrowings as a percentage of total capital invested     11.9%         15.5%          22.4%       26.2%         23.6%
   Working capital                                          $544         $(419)         $(822)      $(231)      $   813
   Property, plant and equipment additions                 1,743         1,588          1,445       2,164         2,102
   Year-end orders backlog                                24,324        22,861         25,434      26,049        25,195
-----------------------------------------------------------------------------------------------------------------------
GECS DATA
   Revenues                                             $ 19,875      $ 17,276        $14,418     $13,053       $11,851
   Earnings from continuing operations                     2,085         1,567          1,331       1,221         1,125
   Earnings (losses) from discontinued operations         (1,189)          240            168          54           (31)
   Net earnings                                              896         1,807          1,499       1,256         1,094
   Share owner's equity                                    9,380        10,809          8,884       7,758         6,833
   Minority interest                                       1,465         1,301            994         865           923
   Borrowings from others                                 91,399        81,052         72,360      63,313        55,378
   Ratio of debt to equity at GE Capital (a)              7.94:1        7.96:1         7.91:1      7.80:1        7.77:1
   Total assets of GE Capital                           $130,904      $117,939        $92,632     $80,528       $70,385
   Reserve coverage on financing receivables                2.63%         2.63%          2.63%       2.63%         2.63%
   Insurance premiums written                             $3,962        $3,956        $ 2,900      $2,155       $ 1,981

   (a) Equity excludes unrealized gains and losses on investment securities.
-----------------------------------------------------------------------------------------------------------------------

Prior-period data have been reclassified, when necessary, to reflect classification of securities broker-dealer activities as a discontinued operation. See note 20 to the consolidated financial statements for information about the 1993 accounting change. The 1991 accounting change represented the adoption of SFAS No. 106, Employers'
Accounting for Postretirement Benefits Other Than Pensions. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "consolidated information." Share data reflect the 2-for-1 stock split in April 1994.

Annual Report Page 44

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

      GE is dedicated to the highest standards of integrity, ethics and social responsibility. This dedication is reflected in written policy statements covering, among other subjects, environmental protection, potentially conflicting outside interests of employees, compliance with antitrust laws, proper business practices and adherence to the highest standards of conduct and practices in transactions with the U.S. government. Management continually emphasizes to all employees that even the appearance of impropriety can erode public confidence in the Company. Ongoing education and communication programs and review activities, such as those conducted by the Company's Policy Compliance Review Board, are designed to create a strong compliance culture - one that encourages employees to raise their policy questions and concerns and that prohibits retribution for doing so.

      KPMG Peat Marwick LLP provide an objective, independent review of management's discharge of its obligations relating to the fairness of reporting operating results and financial condition. Their report for 1994 appears below. The Audit Committee of the Board (consisting solely of Directors from outside GE) maintains an ongoing appraisal - on behalf of share owners - of the activities and independence of the Company's independent auditors, the activities of its internal audit staff, financial reporting process, internal financial controls and compliance with key Company policies.



John F. Welch, Jr.                  Dennis D. Dammerman
Chairman of the Board and           Senior Vice President
Chief Executive Officer             Finance
February 10, 1995



INDEPENDENT AUDITORS' REPORT

TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14(a)(1) on page 23. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2) on page 23. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 20 and 23 to the consolidated financial statements, the Company in 1993 adopted required changes in its methods of accounting for postemployment benefits and for investments in certain securities.





KPMG Peat Marwick LLP
Stamford, Connecticut

February 10, 1995

Annual Report Page 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements represent the adding together of all affiliates - companies that General Electric directly or indirectly controls, either through majority ownership or otherwise. Results of associated companies - generally companies that are 20% to 50% owned and over which GE, directly or indirectly, has significant influence - are included in the financial statements on a "one-line" basis.

FINANCIAL STATEMENT PRESENTATION. Financial data and related measurements are presented in the following categories.

      * GE. This represents the adding together of all affiliates other than General Electric Capital Services, Inc. ("GECS"), whose continuing operations are presented on a one-line basis.

      * GECS. This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital), Employers Reinsurance Corporation
(ERC) and Kidder, Peabody Group Inc. (Kidder, Peabody). GE Capital, ERC and their respective affiliates are consolidated in the GECS columns and constitute its business. In 1994, Kidder, Peabody was classified as a discontinued operation (see note 2). Prior-period data shown in the financial statements and the related notes have been reclassified, as appropriate, to reflect this change.

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

GECS REVENUES FROM OPERATIONS ("EARNED INCOME"). Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent.

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

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS. GE Capital maintains an allowance for losses on financing receivables at an amount that it believes is sufficient to provide adequate protection against future losses in the portfolio. When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value, transferred to other assets and subsequently carried at the lower of cost or estimated fair value. This accounting has been employed principally for specialized financing transactions.

      See note 8 for further information on GECS' allowance for losses on financing receivables.

CASH EQUIVALENTS. Marketable securities with original maturities of three months or less are included in cash equivalents.

INVESTMENT SECURITIES. The Company has designated its investments in debt securities and marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses

Annual Report Page 46

included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings.

INVENTORIES. All inventories are stated at the lower of cost or realizable values. Cost for virtually all of GE's U.S. inventories is stated on a last-in, first-out (LIFO) basis; cost of other inventories is primarily determined on a first-in, first-out (FIFO) basis.

INTANGIBLE ASSETS. Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

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

INTEREST RATE AND CURRENCY RISK MANAGEMENT. As a matter of policy, neither GE nor GECS engages in derivatives trading or market-making activities. Generally, payments and receipts associated with financial instruments used to manage interest rate and currency risk are recognized along with the effects of associated transactions. If, however, an instrument is designated but is ineffective as a hedge, the instrument is marked to market and recognized in operations immediately.

NOTE 2 DISCONTINUED OPERATIONS

A summary of discontinued operations follows.



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Earnings (loss) from GECS securities
   broker-dealer                           $(1,189)       $240         $168
Earnings from GE Aerospace                       -         753          420
                                           -------        ----         ----
Earnings (loss) from discontinued
   operations                              $(1,189)       $993         $588
                                           =======        ====         ====
----------------------------------------------------------------------------

GECS SECURITIES BROKER-DEALER. In November 1994, GE elected to terminate the operations of Kidder, Peabody, the GECS securities broker-dealer, by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, GE received securities of Paine Webber Group Inc. valued at $657 million in exchange for certain broker-dealer assets and operations. Summary operating results of the discontinued broker-dealer operations follow.



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Revenues                                   $ 4,578     $ 4,861      $ 4,022
                                           =======     =======      =======
Earnings (loss) before income taxes        $  (551)    $   439      $   300
Provision (benefit) for income taxes          (230)        199          132
                                           -------     -------      -------
Earnings (loss) from discontinued
   operations                                 (321)        240          168
Provision for loss, net of income tax
   benefit of $266                            (868)          -            -
                                           -------     -------      -------
Earnings (loss) from GECS securities
   broker-dealer                           $(1,189)    $   240     $    168
                                           =======     =======      =======
----------------------------------------------------------------------------

      A summary of Kidder, Peabody's assets and liabilities at December 31, 1994, which are expected to be substantially liquidated in 1995, follows.



----------------------------------------------------------------------------
(In millions)
----------------------------------------------------------------------------
Assets at liquidation values
   Trading securities <F1>                                           $2,808
   Securities purchased under agreements to resell                    2,400
   Trade receivables                                                  2,934
   Other                                                                471
                                                                     ------
                                                                     $8,613
                                                                     ======
Liabilities at settlement values
   Short-term borrowings                                             $2,869
   Trade accounts payable                                             2,019
   Securities sold under agreements to repurchase                     2,231
   Other                                                              1,749
                                                                     ------
                                                                     $8,868
                                                                     ======
----------------------------------------------------------------------------

<F1>  Trading securities included $1.5 billion of collateralized mortgage obligations (CMOs).
----------------------------------------------------------------------------

Annual Report Page 47

GE AEROSPACE. In April 1993, General Electric Company transferred GE's Aerospace business segment, GE Government Services, Inc., and an operating component of GE that operated Knolls Atomic Power Laboratory under a contract with the U.S. Department of Energy to a new company controlled by the shareholders of Martin Marietta Corporation in a transaction valued at $3.3 billion. Summary operating results of discontinued aerospace operations follow.



----------------------------------------------------------------------------
(In millions)                                             1993         1992
----------------------------------------------------------------------------
Revenues                                                  $996       $5,231
                                                          ====       ======
Earnings before income taxes                              $119       $  668
Provision for income taxes                                  44          248
                                                         -----       ------
Earnings from discontinued operations                       75          420
Gain on transfer, net of income taxes of $752              678            -
                                                         -----       ------
Earnings from GE Aerospace                                $753       $  420
                                                          ====       ======
----------------------------------------------------------------------------


NOTE 3 GE OTHER INCOME



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Royalty and technical agreements              $395        $371         $384
Associated companies                           115          65          195
Marketable securities and
   bank deposits                                77          75           73
Customer financing                              28          29           40
Other investments
   Dividends                                    62          50           18
   Interest                                     21          21           22
Other sundry items                              85         119           80
                                              ----        ----         ----
                                              $783        $730         $812
                                              ====        ====         ====
----------------------------------------------------------------------------

NOTE 4 GECS REVENUES FROM OPERATIONS



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Time sales, loan, investment
   and other income                        $ 9,709     $ 7,997      $ 7,136
Financing leases                             2,539       2,315        2,151
Operating lease rentals                      3,802       3,267        2,444
Premium and commission income of insurance
   affiliates                                3,825       3,697        2,687
                                           -------     -------      -------
                                           $19,875     $17,276      $14,418
                                           =======     =======      =======
----------------------------------------------------------------------------

      Included in earned income from financing leases were gains on the sale of equipment at lease completion of $180 million in 1994, $145 million in 1993 and $126 million in 1992.

NOTE 5 SUPPLEMENTAL COST DETAILS

Total expenditures for research and development were $1,741 million, $1,955 million and $1,896 million in 1994, 1993 and 1992, respectively. The Company-funded portion aggregated $1,176 million in 1994, $1,297 million in 1993 and $1,353 million in 1992.

      Rental expense under operating leases was as follows.



-----------------------------------------------------------------------------
(In millions)                                  1994        1993         1992
-----------------------------------------------------------------------------
GE                                             $514        $635         $683
GECS                                            468         413          276
-----------------------------------------------------------------------------

      At December 31, 1994, minimum rental commitments under noncancelable operating leases aggregated $2,496 million and $3,427 million for GE and GECS, respectively. Amounts payable over the next five years are as follows.



-----------------------------------------------------------------------------
(In millions)           1995        1996        1997        1998        1999
-----------------------------------------------------------------------------
GE                      $341        $257        $217        $192        $147
GECS                     403         370         341         321         299
-----------------------------------------------------------------------------

      GE's selling, general and administrative expense totaled $5,211 million, $5,124 million and $5,319 million in 1994, 1993 and 1992, respectively.

NOTE 6 PENSION AND OTHER RETIREE BENEFITS

GE and its affiliates sponsor a number of pension, retiree health and life insurance and other retiree benefit plans. Principal plans are discussed below; other plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

      The GE Pension Plan covers substantially all GE em-ployees and 55% of GECS employees in the United States. Generally, benefits are based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1994, the GE Pension Plan covered approximately 459,000 participants, including 139,000 employees, 143,000 former employees with vested rights to future benefits and 177,000 retirees and beneficiaries receiving benefits.

      The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

Annual Report Page 48

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Benefit provisions are subject to collective bargaining. At the end of 1994, these plans covered approximately 248,000 retirees and dependents.

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

      Pension, retiree health and life insurance benefits of the discontinued securities broker-dealer were not significant.

ACTUARIAL ASSUMPTIONS used to determine benefit obligations for principal plans at December 31, 1994, included a discount rate of 8.5% (7.25% at December 31, 1993) and an average rate of future increases in benefit compensation of 5.5% (4.25% at December 31, 1993).

      The assumed rate of future increases in per capita cost of health care benefits (the health care cost trend rate) was 9.5% for 1994, decreasing to 9.0% for 1995 and gradually decreasing to 5.0% after the year 2022. Increasing the health care cost trend rates by one percentage point would increase the December 31, 1994, accumulated postretirement benefit obligation by $54 million and would increase annual aggregate service and interest costs by $5 million.

      Recognized return on plan assets was determined by applying the expected long-term rate of return of 9.5% to the market-related value of assets.

      Gains and losses that occur because actual experience differs from actuarial assumptions are amortized over the average future service period of employees. Amounts allocable to prior service for plan amendments are amortized in a similar manner.

EMPLOYER COSTS for principal pension and retiree health and life insurance benefit plans follow.



----------------------------------------------------------------------------
COST (INCOME) FOR PENSION PLANS
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Benefit cost for service during
   the year - net of employee
   contributions                           $   496     $   452      $   494
Interest cost on benefit obligation          1,491       1,486        1,502
Actual return on plan assets                  (316)     (3,221)      (1,562)
Unrecognized portion of return              (1,951)      1,066         (584)
Amortization                                  (294)       (352)        (436)
                                           -------     -------      --------
Pension plan cost (income)                 $  (574)    $  (569)<F1> $  (586)<F1>
                                           =======     =======      ========
----------------------------------------------------------------------------

<F1>  Amounts excluding discontinued Aerospace operations were $(555) million for 1993 and $(494) million for 1992.
----------------------------------------------------------------------------




----------------------------------------------------------------------------
COST (INCOME) FOR RETIREE HEALTH AND LIFE PLANS
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
RETIREE HEALTH PLANS
   Benefit cost for service during the year   $ 78        $ 49         $ 62
   Interest cost on benefit obligation         191         192          203
   Actual return on plan assets                  -          (3)          (4)
   Unrecognized portion of return               (1)          1            -
   Amortization                                 (3)        (26)         (40)
                                              ----        ----         ----
   Retiree health plan cost                    265         213          221
                                              ----        ----         ----
RETIREE LIFE PLANS
   Benefit cost for service during the year     24          21           24
   Interest cost on benefit obligation         105         111          110
   Actual return on plan assets                 (2)       (152)         (78)
   Unrecognized portion of return             (120)         42          (20)
   Amortization                                  8           7            2
                                              ----        ----         ----
   Retiree life plan cost                       15          29           38
                                              ----        ----         ----
Total                                         $280        $242 <F1>    $259 <F1>
                                              ====        ====         ====
----------------------------------------------------------------------------

<F1>Amounts excluding discontinued Aerospace operations were $224 million for
      1993 and $213 million for 1992.
----------------------------------------------------------------------------


FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements set forth in employee benefit and tax laws plus such additional amounts as GE may determine to be appropriate from time to time. GE has not made contributions since 1987 because the fully funded status of the GE Pension Plan precludes current tax deduction and because any Company contribution would require the Company to pay annual excise taxes. Subject to limits imposed by tax laws, GE funds the present value of future life insurance benefits for retirees. In general, retiree health benefits are paid as covered expenses are incurred.

      The following table compares the market-related value of assets with the present value of benefit obligations, recognizing the effects of future compensation and service. The market-related value of assets is based on cost plus recognition of market appreciation and depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.



----------------------------------------------------------------------------
FUNDED STATUS OF PRINCIPAL PLANS

(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
PENSION PLANS
   Market-related value of assets          $25,441     $24,532      $24,204
   Projected benefit obligation             19,334      20,796       17,999
RETIREE HEALTH AND LIFE PLANS
   Market-related value of assets            1,346       1,252        1,220
   Accumulated postretirement
      benefit obligation                     3,701       4,120        3,743
----------------------------------------------------------------------------

      Trust assets consist mainly of common stock and fixed-income investments. GE common stock represents less than 3% of trust assets and is held in part in an indexed portfolio.

      Schedules reconciling the benefit obligations for principal plans with GE's recorded liabilities in the Statement of Financial Position are shown on the following page.

Annual Report Page 49



-----------------------------------------------------------------------------------------------------------
RECONCILIATION OF BENEFIT OBLIGATION
WITH RECORDED LIABILITY               Pension plans          Retiree health plans        Retiree life plans
                                    -----------------        -------------------          -----------------
December 31 (In millions)           1994         1993           1994        1993           1994        1993
-----------------------------------------------------------------------------------------------------------
Benefit obligation              $ 19,334     $ 20,796         $2,386      $2,586        $ 1,315     $ 1,534
Fair value of trust assets       (26,166)     (27,193)             -         (13)        (1,323)     (1,317)
Unamortized balances
   SFAS No. 87 transition gain       923        1,077              -           -              -           -
   Experience gains (losses)       2,548        2,371           (112)       (654)          (198)       (206)
   Plan amendments                  (602)        (395)           188         580            130           -
Recorded prepaid asset             4,489        3,840              -           -             76           -
                                --------     --------         ------      ------        -------     -------
Recorded liability              $    526     $    496         $2,462      $2,499        $     -     $    11
                                ========     ========         ======      ======        =======     =======
-----------------------------------------------------------------------------------------------------------

      The portion of the projected benefit obligation representing the accumulated benefit obligation for pension plans was $18,430 million and $19,890 million at the end of 1994 and 1993, respectively. The vested benefit obligation for pension plans was $18,305 million and $19,732 million at the end of 1994 and 1993, respectively.

      Details of the accumulated postretirement benefit obligation are shown below.



----------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
RETIREE HEALTH PLANS
   Retirees and dependents                              $1,858       $2,017
   Employees eligible to retire                            101          119
   Other employees                                         427          450
                                                        ------       ------
                                                        $2,386       $2,586
                                                        ======       ======
RETIREE LIFE PLANS
   Retirees                                             $1,099       $1,147
   Employees eligible to retire                             55           79
   Other employees                                         161          308
                                                        ------       ------
                                                        $1,315       $1,534
                                                        ======       ======
----------------------------------------------------------------------------

NOTE 7 INTEREST AND OTHER FINANCIAL CHARGES

GE. Interest capitalized, principally on major property, plant and equipment projects, was $21 million in 1994 and 1993, and $29 million in 1992.

GECS. Interest and discount expense reported in the Statement of Earnings is net of interest income on temporary investments of excess funds ($45 million, $42 million and $48 million in 1994, 1993 and 1992, respectively) and capitalized interest ($9 million, $5 million and $6 million in 1994, 1993 and 1992, respectively).

NOTE 8 GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS allowance for losses on financing receivables represented 2.63% of total financing receivables at year-end 1994 and 1993. The allowance for small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Balance at January 1                        $1,730      $1,607      $ 1,508
Provisions charged to operations               873         987        1,056
Net transfers related to
   companies acquired or sold                  199         126           52
Amounts written off - net                     (740)       (990)      (1,009)
                                            ------      ------      -------
Balance at December 31                      $2,062      $1,730      $ 1,607
                                            ======      ======      =======
----------------------------------------------------------------------------

      All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Generally, small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when 9-12 months delinquent) to record the balances at estimated realizable value. If at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Large-balance accounts are reviewed at least quarterly, and those accounts that are more than three months delinquent are written down, if necessary, to record the balances at estimated realizable value. Amounts written off in 1994 were approximately 0.91% of average gross financing receivables outstanding during the year, compared with 1.46% and 1.58% of average gross financing receivables outstanding during 1993 and 1992, respectively.

Annual Report Page 50

NOTE 9 PROVISION FOR INCOME TAXES



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
GE
Estimated amounts payable                   $1,305      $1,207       $  697
Deferred tax expense from
   temporary differences                       592         120          762
Investment credit deferred
   (amortized) - net                           (15)        (17)         (27)
                                            ------      ------       ------
                                             1,882       1,310        1,432
                                            ------      ------       ------
GECS
Estimated amounts payable                      447         221          307
Deferred tax expense from
   temporary differences                       431         428          102
Investment credit deferred
(amortized) - net                              (14)         (7)          (5)
                                            ------      ------       ------
                                               864         642          404
                                            ------      ------       ------
CONSOLIDATED
Estimated amounts payable                    1,752       1,428        1,004
Deferred tax expense from
   temporary differences                     1,023         548          864
Investment credit deferred
   (amortized) - net                           (29)        (24)         (32)
                                            ------      ------       ------
                                            $2,746      $1,952       $1,836
                                            ======      ======       ======
----------------------------------------------------------------------------


      GE includes GECS in filing a consolidated U.S. federal income tax return. GECS' provision for estimated taxes payable includes its effect on the consolidated return.

      Estimated consolidated amounts payable includes amounts applicable to non-U.S. jurisdictions of $453 million, $302 million and $257 million in 1994, 1993 and 1992, respectively.

      Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. See note 21 for details.

      Except for certain earnings that GE intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies.

      Based on location (not tax jurisdiction) of the business providing goods and services, consolidated U.S. income before taxes was $7,491 million in 1994, $5,611 million in 1993 and $5,410 million in 1992. The corresponding amounts for non-U.S. based operations were $1,170 million in 1994, $525 million in 1993 and $563 million in 1992.



----------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL                 CONSOLIDATED                   GE                       GECS
STATUTORY RATE TO ACTUAL TAX RATE        ----------------------     ----------------------     ----------------------
                                         1994     1993     1992     1994     1993     1992     1994     1993     1992
----------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate   35.0%    35.0%    34.0%    35.0%    35.0%    34.0%    35.0%    35.0%    34.0%
                                         ----     ----     ----     ----     ----     ----     ----     ----     ----
Increase (reduction) in rate
   resulting from:
      Inclusion of after-tax earnings
         of GECS in before-tax
         earnings of GE                     -        -        -     (9.4)   (10.0)    (8.1)       -        -        -
Rate increase - deferred taxes              -      1.6        -        -     (0.2)       -        -      5.2        -
Amortization of goodwill                  1.1      1.5      1.3      0.8      1.2      0.9      1.0      1.2      1.4
Tax-exempt income                        (2.4)    (2.9)    (2.8)       -        -        -     (6.9)    (8.3)    (9.6)
Foreign Sales Corporation tax benefits   (1.1)    (1.3)    (1.2)    (1.2)    (1.5)    (1.3)       -        -        -
Dividends received, not fully taxable    (0.5)    (0.7)    (0.3)    (0.3)    (0.3)       -     (0.8)    (1.2)    (1.1)
All other - net                          (0.4)    (1.4)    (0.3)    (0.8)    (0.4)     0.2      1.0     (2.8)    (1.4)
                                         ----     ----     ----     ----     ----     ----     ----     ----     ----
                                         (3.3)    (3.2)    (3.3)   (10.9)   (11.2)    (8.3)    (5.7)    (5.9)   (10.7)
                                         ----     ----     ----     ----     ----     ----     ----     ----     ----
Actual income tax rate                   31.7%    31.8%    30.7%    24.1%    23.8%    25.7%    29.3%    29.1%    23.3%
                                         ====     ====     ====     ====     ====     ====     ====     ====     ====
----------------------------------------------------------------------------------------------------------------------

Annual Report Page 51

NOTE 10 GECS INVESTMENT SECURITIES



-----------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                      Amortized      Estimated   unrealized    unrealized
(In millions)                              cost     fair value        gains        losses
-----------------------------------------------------------------------------------------
DECEMBER 31, 1994
Corporate and other                     $10,883        $10,124       $    4       $  (763)
State and municipal                       9,193          8,947          146          (392)
Mortgage-backed                           4,927          4,789           82          (220)
Non-U.S.                                  3,892          3,836           20           (76)
Equity                                    2,147          2,168          201          (180)
U.S. government and federal agency        1,185          1,008            -          (177)
                                        -------        -------       ------       -------
                                        $32,227        $30,872       $  453       $(1,808)
                                        =======        =======       ======       =======
DECEMBER 31, 1993
Corporate and other                     $ 9,972        $10,047       $  124       $   (49)
State and municipal                       8,859          9,636          786            (9)
Mortgage-backed                           2,487          2,507           31           (11)
Non-U.S.                                  1,476          1,548           82           (10)
Equity                                    1,517          1,826          393           (84)
U.S. government and federal agency        1,220          1,228           15            (7)
                                        -------        -------       ------       -------
                                        $25,531        $26,792       $1,431       $  (170)
                                        =======        =======       ======       =======
-----------------------------------------------------------------------------------------

      At December 31, 1994, contractual maturities of debt securities, other than mortgage-backed securities, were as follows.



-------------------------------------------------------------------
GECS CONTRACTUAL MATURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)
                                       Amortized         Estimated
(In millions)                               cost        fair value
-------------------------------------------------------------------
Due in
   1995                                   $1,792            $1,797
   1996-1999                               7,021             6,811
   2000-2004                               5,732             5,408
   2005 and later                         10,608             9,899
-------------------------------------------------------------------

      It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1994 were $5,821 million ($6,112 million in 1993 and $3,514 million in 1992). Gross realized gains were $281 million in 1994 ($173 million in 1993 and $171 million in 1992). Gross realized losses were $112 million in 1994 ($34 million in 1993 and $4 million in 1992).

NOTE 11 GE CURRENT RECEIVABLES



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
Aircraft Engines                                        $1,183       $1,860
Appliances                                                 499          456
Broadcasting                                               493          431
Industrial Products and Systems                          1,503        1,379
Materials                                                1,256        1,060
Power Generation                                         1,925        1,866
Technical Products and Services                            603          548
All Other                                                  282          242
Corporate                                                  268          889
                                                         8,012        8,731
Less allowance for losses                                 (205)        (170)
                                                        ------       ------
                                                        $7,807       $8,561
                                                        ======       ======
----------------------------------------------------------------------------

      Of the total receivables balances at December 31, 1994 and 1993, $5,668 million and $5,719 million, respectively, were from sales of goods and services to customers, and $196 million and $292 million, respectively, were from transactions with associated companies.

      Current receivables of $387 million at year-end 1994 and $402 million at year-end 1993 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer (about 6%, 8% and 9% of GE's sales of goods and services were to the U.S. government in 1994, 1993 and 1992, respectively).

NOTE 12 GE INVENTORIES



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
Raw materials and work in process                       $2,933       $2,983
Finished goods                                           2,165        2,314
Unbilled shipments                                         214          156
                                                        ------       ------
                                                         5,312        5,453
Less revaluation to LIFO                                (1,432)      (1,629)
                                                        ------       ------
                                                        $3,880       $3,824
                                                        ======       ======
----------------------------------------------------------------------------

      LIFO revaluations decreased $197 million in 1994, compared with decreases of $179 million and $204 million in 1993 and 1992, respectively. Included in these changes were decreases of $72 million, $101 million and $183 million (1994, 1993 and 1992, respectively) resulting from lower inventory levels. There were net cost decreases in 1994, 1993 and 1992. As of December 31, 1994, GE is obligated to acquire, under take-or-pay or similar arrangements, about $200 million per year of raw materials at market prices through 1999.

Annual Report Page 52

NOTE 13 GECS FINANCING RECEIVABLES (INVESTMENT IN TIME SALES, LOANS AND FINANCING LEASES)



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
TIME SALES AND LOANS
   Consumer services                                   $25,906      $18,770
   Specialized financing                                17,988       17,028
   Mid-market financing                                  5,916        4,693
   Equipment management                                  1,516        1,331
                                                       -------      -------
                                                        51,326       41,822
   Deferred income                                      (1,305)      (1,074)
                                                       -------      -------
      Time sales and loans - net                        50,021       40,748
                                                       -------      -------
INVESTMENT IN FINANCING LEASES
   Direct financing leases                              25,916       22,063
   Leveraged leases                                      2,482        2,867
                                                       -------      -------
      Investment in financing leases                    28,398       24,930
                                                       -------      -------
                                                        78,419       65,678
   Less allowance for losses                            (2,062)      (1,730)
                                                       -------      -------
                                                       $76,357      $63,948
                                                       =======      =======
----------------------------------------------------------------------------

      Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans acquired on a discount basis carried at gross book value, which includes finance charges. At year-end 1994 and 1993, specialized financing and consumer services loans included $13,282 million and $11,887 million, respectively, for commercial real estate loans. Note 16 contains information on airline loans and leases.

      At December 31, 1994, contractual maturities for time sales and loans over the next five years and after were: $20,147 million in 1995; $7,466 million in 1996; $5,708 million in 1997; $4,047 million in 1998; $4,115 million in 1999; and $9,843 million in 2000 and later - aggregating $51,326 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

      Financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, and other manufacturing, power generation, mining and commercial equipment and facilities.

      As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, GECS is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. GECS generally is entitled to any residual value of leased assets and to any investment tax credit on leased equipment.

      Investment in direct financing and leveraged leases represents unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. Because GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases, such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. GECS' share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

      GECS' investment in financing leases is shown on the following page.

Annual Report Page 53



------------------------------------------------------------------------------------------------------------------
Investment in financing leases                 Total financing leases  Direct financing leases    Leveraged leases
                                               ----------------------  -----------------------  ------------------
December 31 (In millions)                           1994        1993        1994        1993      1994        1993
------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable          $39,968     $38,080     $30,338     $26,584   $ 9,630     $11,496
Less principal and interest on third-party
   nonrecourse debt                               (7,103)     (8,398)          -           -    (7,103)     (8,398)
                                                 -------     -------     -------     -------    ------     -------
   Rentals receivable                             32,865      29,682      30,338      26,584     2,527       3,098
Estimated unguaranteed residual value of
   leased assets                                   4,889       4,490       3,767       3,323     1,122       1,167
Less deferred income <F1>                         (9,356)     (9,242)     (8,189)     (7,844)   (1,167)     (1,398)
                                                 -------     -------     -------     -------    ------     -------
INVESTMENT IN FINANCING LEASES (as shown
   on the previous page)                          28,398      24,930      25,916      22,063     2,482       2,867
Less amounts to arrive at net investment
   Allowance for losses                             (570)       (538)       (471)       (464)      (99)        (74)
   Deferred taxes arising from financing leases   (5,075)     (4,917)     (2,470)     (2,157)   (2,605)     (2,760)
                                                 -------     -------     -------     -------    ------     -------
NET INVESTMENT IN FINANCING LEASES               $22,753     $19,475     $22,975     $19,442   $  (222)    $    33
                                                 =======     =======     =======     =======   =======     =======
------------------------------------------------------------------------------------------------------------------

<F1>  Total financing lease deferred income is net of deferred initial direct costs of $93 million and $83 million for 1994 and 1993, respectively.
------------------------------------------------------------------------------------------------------------------

      At December 31, 1994, contractual maturities for rentals receivable over the next five years and after were: $7,409 million in 1995; $6,235 million in 1996; $5,148 million in 1997; $3,050 million in 1998; $2,096 million in 1999;
and $8,927 million in 2000 and later - aggregating $32,865 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

      Nonearning consumer time sales and loans, primarily private-label credit card receivables, amounted to $422 million and $391 million at December 31, 1994 and 1993, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced-earning receivables other than consumer time sales and loans were $346 million and $509 million at year-end 1994 and 1993, respectively. Earnings of $4 million and $11 million realized in 1994 and 1993, respectively, were $27 million and $41 million lower than would have been reported had these receivables earned income in accordance with their original terms.

NOTE 14 PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                               $   416      $   395
   Buildings, structures and related equipment           5,547        5,370
   Machinery and equipment                              15,847       15,420
   Leasehold costs and manufacturing
      plant under construction                           1,073        1,170
   Other                                                    24           86
                                                       -------      -------
                                                        22,907       22,441
                                                       -------      -------
   GECS
   Buildings and equipment                               1,875        1,542
   Equipment leased to others
     Aircraft <F1>                                       4,601        3,677
     Vehicles                                            4,542        3,568
     Marine shipping containers                          3,333        2,985
     Railroad rolling stock                              1,605        1,498
     Other                                               2,807        2,160
                                                       -------      -------
                                                        18,763       15,430
                                                       -------      -------
                                                       $41,670      $37,871
                                                       =======      =======
ACCUMULATED DEPRECIATION, DEPLETION
   AND AMORTIZATION
   GE                                                  $13,382      $12,899
   GECS
      Buildings and equipment                              794          581
      Equipment leased to others                         4,029        3,238
                                                       -------      -------
                                                       $18,205      $16,718
                                                       =======      =======
----------------------------------------------------------------------------

<F1>  Includes $226 million and $244 million of commercial aircraft off-
      lease in 1994 and 1993, respectively.
----------------------------------------------------------------------------


      Current-year amortization of GECS' equipment leased to others was $1,435 million, $1,395 million and $1,133 million in 1994, 1993 and 1992, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1994 totaled $7,329 million and are due as follows: $2,306 million in 1995; $1,628 million in 1996; $1,015 million in 1997; $663 million in 1998; $477 million in 1999; and $1,240 million thereafter.

Annual Report Page 54

NOTE 15 INTANGIBLE ASSETS



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
GE
   Goodwill                                            $ 5,605      $ 5,713
   Other intangibles                                       731          753
                                                       -------      -------
                                                         6,336        6,466
                                                       -------      -------
GECS
   Goodwill                                              2,513        1,840
   Mortgage servicing rights                             1,351          832
   Other intangibles                                     1,173          914
                                                       -------      -------
                                                         5,037        3,586
                                                       -------      -------
                                                       $11,373      $10,052
                                                       =======      =======
----------------------------------------------------------------------------

      GE's intangible assets are shown net of accumulated amortization of $2,049 million in 1994 and $1,760 million in 1993. GECS' intangible assets are net of accumulated amortization of $988 million in 1994 and $781 million in 1993.

NOTE 16 ALL OTHER ASSETS



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
GE
   Investments
     Associated companies <F1>                         $ 1,945      $ 1,336
     Government and government-
        guaranteed securities                              273          293
     Other                                               1,713        1,639
                                                       -------      -------
                                                         3,931        3,268
   Prepaid pension asset                                 4,489        3,840
   Other                                                 3,999        3,269
                                                       -------      -------
                                                        12,419       10,377
                                                       -------      -------
GECS
   Investments
     Assets acquired for resale                          3,867        8,141
     Associated companies <F2>                           2,098        1,574
     Real estate ventures                                1,400        1,374
     Other                                               1,652          887
                                                       -------      -------
                                                         9,017       11,976
   Deferred insurance acquisition costs                  1,290          987
   Foreclosed real estate properties                       108          213
   Other                                                 1,116          803
                                                       -------      -------
                                                        11,531       13,979
                                                       -------      -------
                                                       $23,950      $24,356
                                                       =======      =======

----------------------------------------------------------------------------
<F1>  Includes advances of $234 million and $131 million at December 31,
      1994 and 1993, respectively.
<F2>  Includes advances of $949 million and $688 million at December 31,
      1994 and 1993, respectively.
----------------------------------------------------------------------------


      GECS' assets acquired for resale declined $4.3 billion during 1994, primarily due to sales of mortgages associated with the mortgage servicing business.

      In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guaranties (principally guaranties) amounting to $1,260 million at year-end 1994 and $1,201 million at year-end 1993; and it had entered into commitments totaling $1.1 billion and $1.4 billion at year-end 1994 and 1993, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guaranties exceeded the related account balances and guaranteed amounts at December 31, 1994. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1994 and 1993, the balance of such GECS loans, leases and equipment leased to others was $7,571 million and $6,776 million, respectively. In addition, GECS had issued financial guaranties and funding commitments of $506 million at December 31, 1994 ($450 million at year-end 1993) and had conditional commitments to purchase aircraft at a cost of $81 million ($865 million at year-end 1993).

      At year-end 1994, the National Broadcasting Company had $3,818 million of commitments to acquire broadcast material or the rights to broadcast television programs and commitments under long-term television station affiliation agreements that require payments through the year 2004.

      In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guaranties totaling $2,229 million at year-end 1994 and $1,124 million at year-end 1993.

Annual Report Page 55

NOTE 17 BORROWINGS



--------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                              1994                   1993
                                            ------------------      ------------------
December 31                                            Average                 Average
(In millions)                               Amount    rate <F1>     Amount    rate <F1>
--------------------------------------------------------------------------------------
GE
   Payable to banks                        $   353        8.21%    $   588        6.41%
   Notes to trust
     departments                                53        5.52         102        3.03
   Commercial paper                              -                     708        3.36
   Other <F2>                                  500                     993
                                           -------                 -------
                                               906                   2,391
                                           -------                 -------
GECS
   Commercial paper                         43,697        5.90      46,298        3.39
   Payable to banks                            984        2.46         197        3.25
   Notes to trust
     departments                             1,793        5.66       1,882        3.10
   Other <F2>                               10,613                   6,866
                                           -------                 -------
                                            57,087                  55,243
                                           -------                 -------
ELIMINATIONS                                  (212)                   (259)
                                           -------                 -------
                                           $57,781                 $57,375
                                           =======                 =======
--------------------------------------------------------------------------------------

<F1>  Includes the effects of associated interest rate and currency swaps which are summarized in the notes to the long-term borrowings table.
<F2>  Includes the current portion of long-term debt.
--------------------------------------------------------------------------------------


      Confirmed credit lines of approximately $3.1 billion had been extended to GE by 40 banks at year-end 1994. Substantially all of GE's credit lines are available to GE Capital and GECS in addition to their own credit lines.

      At year-end 1994, GE Capital had committed lines of credit aggregating $20.8 billion with 131 banks, including $7.0 billion of revolving credit agreements pursuant to which GE Capital has the right to borrow funds for periods exceeding one year. A total of $2.6 billion of GE Capital's credit lines is available for use by GECS; $1.8 billion is available for use by GE.

      During 1994, GE, GE Capital and GECS did not borrow under any of these credit lines. Each compensates banks for credit facilities either in the form of fees or a combination of balances and fees as agreed to with each bank. Compensating balances and commitment fees were immaterial in each of the past three years.

      Aggregate amounts of long-term borrowings that mature during the next five years are as follows.



----------------------------------------------------------------------------
(In millions)        1995         1996         1997        1998         1999
----------------------------------------------------------------------------
GE                 $  243      $   623       $  522      $  999       $   87
GECS                9,695       10,394        6,556       4,507        3,417
----------------------------------------------------------------------------

      Outstanding balances in long-term borrowings were as follows.



--------------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                                          Weighted
December 31                       average interest
(In millions)                             rate <F1>    Maturities     1994        1993
--------------------------------------------------------------------------------------
GE
Notes <F2>                                    7.44%     1996-1998  $ 1,480     $ 1,694
Industrial development/
   pollution control
   bonds <F2>                                 3.09      1996-2019      261         272
Other <F2><F3>                                                         958         447
                                                                   -------     -------
                                                                     2,699       2,413
                                                                   -------     -------
GECS
Senior notes
   Notes <F2><F4>                             6.41      1996-2054   31,332      22,028
   Zero coupon/deep discount notes           13.58      1996-2001      936       1,407
   Reset or remarketed notes <F5>             8.25      2007-2018    1,025       1,500
   Floating rate notes                         <F6>     1996-2053      521         521
   Less unamortized discount/premium                                  (199)       (344)
                                                                   -------     -------
                                                                    33,615      25,112
Subordinated notes <F7>                       8.04      2006-2012      697         697
                                                                   -------     -------
                                                                    34,312      25,809
                                                                   -------     -------
ELIMINATIONS                                                           (32)        (28)
                                                                   -------     -------
                                                                   $36,979     $28,194
                                                                   =======     =======
--------------------------------------------------------------------------------------

<F1>  Includes the effects of associated interest rate and currency swaps.

<F2>  At December 31, 1994, GE and GECS had agreed with others to exchange currencies on principal amounts equivalent to U.S. $393 million and $12,183 million, respectively, and related interest payments. GE and GECS also had entered into interest rate swaps with others related to interest on $89 million and $24,129 million, respectively. At December 31, 1993, GE and GECS had agreed with others to exchange currencies on principal amounts equivalent to U.S. $498 million and $8,101 million, respectively, and related interest payments. GE and GECS also had entered into interest rate swaps with others relating to interest on $610 million and
      $13,224 million, respectively.

<F3>  Includes original issue premium and discount and a variety of obligations having various interest rates and maturities, including borrowings by parent operating components and all affiliate borrowings.

<F4>  At December 31, 1993, counterparties held options under which GECS could be caused to execute interest rate swaps associated with interest payments on $500 million.

<F5>  Interest rates are reset at the end of the initial and each subsequent interest period. At each rate-reset date, GECS may redeem notes in whole or in part at its option. Current interest periods range from May 1996 to March 1997.

<F6>  The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable either monthly or semiannually at the option of GECS.

<F7>  Guaranteed by GE.

--------------------------------------------------------------------------------------


INTEREST RATE AND CURRENCY SWAPS are employed by GE and GECS to achieve the lowest cost of funds for a particular funding strategy. For GECS, optimizing funding costs is central to maintaining satisfactory financing spreads (the difference between the yield on financial assets and borrowing costs). GECS enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency interest rate swaps) to modify interest rates

Annual Report Page 56

and/or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Virtually all GE and GECS interest rate and currency swaps have been designated as modifying interest rates, currencies, or both. Other swaps and forward contracts have been designated as hedges of non-U.S. dollar monetary assets or net investments (see note 28). Neither GE nor GECS engages in derivatives trading or market-making activities.

      Each party in a swap transaction relies on its counterparty to make contractual payments. Given the ways in which GE and GECS use swaps, associated market risk is meaningful only as it relates to how changes in the market value affects credit exposure to individual swap counterparties. To manage counterparty credit exposure, all swap activities are carried out within the following credit policy constraints:

      * At inception, counterparties must be rated, at a minimum, Aa3/AA-for swaps of five years or less and AAA for swaps in excess of five years.

      * Credit exposure is limited to a market value of $50 million for counterparties rated AA and $75 million for those rated AAA.

      * All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

NOTE 18 GE ALL OTHER CURRENT COSTS AND EXPENSES ACCRUED

At year-end 1994 and 1993, this account included taxes accrued of $1,238 million and $1,664 million, respectively, and compensation and benefit accruals of $1,191 million and $1,311 million, respectively. Also included are amounts for product warranties, estimated costs on shipments billed to customers and a variety of sundry items.

NOTE 19 INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits represents policyholders' benefits, unearned premiums and provisions for policy losses in GECS' insurance and annuity businesses. The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where GECS' experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses. The insurance subsidiaries of GECS have no significant permitted statutory accounting practices that differ from either statutorially prescribed or generally accepted accounting principles.

      Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows.



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
Balance at January 1 - gross               $ 6,405     $ 5,484       $4,565
Less reinsurance recoverables               (1,142)     (1,191)        (688)
                                           -------     -------       ------
Balance at January 1 - net                   5,263       4,293        3,877
Claims and adjustments incurred
   Current year                              2,016       2,051        1,679
   Prior years                                 558         359          117
Claims and adjustments paid
   Current year                               (543)       (378)        (464)
   Prior years                              (1,432)     (1,048)        (967)
Other                                           86         (14)          51
                                           -------     -------       ------
Balance at December 31 - net                 5,948       5,263        4,293
Add reinsurance recoverables                 1,084       1,142        1,191
                                           -------     -------       ------
Balance at December 31 - gross             $ 7,032     $ 6,405       $5,484
                                           =======     =======       ======
----------------------------------------------------------------------------

      The liability for future policy benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations. Average yields used in these computations ranged from 4.0% to 9.1% in 1994 and 6.2% to 10.1% in 1993.

Annual Report Page 57

      Financial guaranties of insurance affiliates are summarized below.



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
Guaranties, principally on municipal
   bonds and structured finance issues                $106,726     $101,352
Reinsurance on bonds/finance issues                    (18,954)     (17,287)
Mortgage insurance risk in force
   (GE Capital Mortgage Insurance)                      31,463       27,022
Other                                                      191           84
                                                      --------     --------
                                                      $119,426     $111,171
                                                      ========     ========
----------------------------------------------------------------------------

NOTE 20 GE ALL OTHER LIABILITIES

This account includes noncurrent compensation and benefit accruals at year-end 1994 and 1993 of $4,632 million and $4,507 million, respectively. Other noncurrent liabilities include amounts for deferred incentive compensation, product warranties, deferred income and a variety of sundry items.

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, effective as of January 1, 1993. This Statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The principal effect for GE was to change the method of accounting for severance benefits. Under the previous accounting policy, the total cost of severance benefits was expensed when the severance event occurred. The cumulative effect of the accounting change as of January 1, 1993, amounted to $1,306 million before taxes ($862 million, or $0.51 per share, after taxes).

NOTE 21 DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.



---------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
ASSETS
   GE                                                  $ 3,313      $ 3,547
   GECS                                                  2,642        2,097
                                                       -------      -------
                                                         5,955        5,644
                                                       -------      -------
LIABILITIES
   GE                                                    3,581        3,248
   GECS                                                  7,579        7,578
                                                       -------      -------
                                                        11,160       10,826
                                                       -------      -------
NET DEFERRED TAX LIABILITY                             $ 5,205      $ 5,182
                                                       =======      =======
----------------------------------------------------------------------------

      Principal components of the net deferred tax liability balances for GE and GECS are as follows.



----------------------------------------------------------------------------
December 31 (In millions)                                 1994         1993
----------------------------------------------------------------------------
GE
   Provisions for expenses                             $(2,015)     $(2,219)
   Retiree insurance plans                                (835)        (879)
   GE pension                                            1,387        1,170
   Depreciation                                            860          890
   Other - net                                             871          739
                                                        ------       ------
                                                           268         (299)
                                                        ------       ------
GECS
   Financing leases                                      5,075        4,917
   Operating leases                                      1,234          966
   Tax transfer leases                                     338          340
   Net unrealized gains (losses) on securities            (468)         438
   Provision for losses                                   (876)        (831)
   Insurance reserves                                     (460)        (370)
   Other - net                                              94           21
                                                        ------       ------
                                                         4,937        5,481
                                                        ------       ------
NET DEFERRED TAX LIABILITY                              $5,205       $5,182
                                                        ======       ======
----------------------------------------------------------------------------


NOTE 22 MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates included 8,750 shares of $100 par value variable cumulative preferred stock issued by GE Capital, with a liquidation preference value of $875 million, and 2,400 shares of $0.01 par value variable cumulative preferred stock issued in 1994 by a subsidiary of GE Capital, with a liquidation preference value of $240 million. Dividend rates on the preferred stock ranged from 2.3% to 4.9% during 1994 and from 2.3% to 2.8% during 1993.

Annual Report Page 58

NOTE 23 SHARE OWNERS' EQUITY



----------------------------------------------------------------------------
(In millions)                                 1994        1993         1992
----------------------------------------------------------------------------
COMMON STOCK ISSUED
Balance at January 1                       $   584     $   584      $   584
Adjustment for stock split                       9           -            -
Newly issued stock                               1           -            -
                                           -------     -------      -------
Balance at December 31                     $   594     $   584      $   584
                                           =======     =======      =======
UNREALIZED GAINS (LOSSES) ON
INVESTMENT SECURITIES                      $  (810)    $   848      $    36
                                           =======     =======      =======
OTHER CAPITAL
Balance at January 1                       $   550     $   719      $   932
Currency translation adjustments               180        (279)        (209)
Gains (losses) on treasury
   stock dispositions                          215         110           (4)
Newly issued stock                             186           -            -
Adjustment for stock split                      (9)          -            -
                                           -------     -------      -------
Balance at December 31                     $ 1,122     $   550      $   719
                                           =======     =======      =======
RETAINED EARNINGS
Balance at January 1                       $28,613     $26,527      $23,787
Net earnings                                 4,726       4,315        4,725
Dividends declared                          (2,546)     (2,229)      (1,985)
                                           -------     -------      -------
Balance at December 31                     $30,793     $28,613      $26,527
                                           =======     =======      =======
COMMON STOCK HELD IN TREASURY
Balance at January 1                       $ 4,771     $ 4,407      $ 3,626
Purchases                                    1,124         770        1,206
Dispositions                                  (583)       (406)        (425)
                                           -------     -------      -------
Balance at December 31                     $ 5,312     $ 4,771      $ 4,407
                                           =======     =======      =======
----------------------------------------------------------------------------

      In December 1994, GE's Board of Directors authorized the repurchase of up to $5 billion of Company common stock over a two-year period with funds generated largely from free cash flow. A total of 1.3 million shares having an aggregate cost of $69 million had been repurchased under the program and placed in treasury as of December 31, 1994.

      In April 1994, share owners authorized (a) an increase in the number of authorized shares of common stock from 1.1 billion shares each with a par value of $0.63 to 2.2 billion shares each with a par value of $0.32 and (b) the split of each unissued and issued common share, including shares held in treasury, into two shares of common stock each with a par value of $0.32. All share data have been adjusted to reflect this change.

      Common shares issued and outstanding are summarized in the table below.



----------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
December 31 (In thousands)                    1994        1993         1992
----------------------------------------------------------------------------
Issued                                   1,857,013   1,853,128    1,853,128
In treasury                               (151,046)   (145,826)    (142,270)
                                         ---------   ---------    ---------
Outstanding                              1,705,967   1,707,302    1,710,858
                                         =========   =========    =========
----------------------------------------------------------------------------

      GE has 50 million authorized shares of preferred stock ($1.00 par value), but no such shares have been issued.

      The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in other capital. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. Cumulative currency translation adjustments were reductions of other capital of $66 million and $246 million at December 31, 1994 and 1993, respectively, and a cumulative addition to other capital of $33 million at December 31, 1992.

      On December 31, 1993, the Company adopted SFAS No. 115, Accounting for Investments in Certain Debt and Equity Securities. As a result of adopting this statement, changes in the fair value of investment securities are reflected, net of tax, in share owners' equity. At December 31, 1994, unrealized losses on investment securities amounted to $810 million, a reduction in equity of $1,658 million from year-end 1993. The decrease was primarily attributable to the effect of increases in market interest rates on the fair value of the securities.

NOTE 24 OTHER STOCK-RELATED INFORMATION

Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in the Company's current Proxy Statement. With certain restrictions, the Company can meet requirements for stock option shares from either unissued or treasury shares.



----------------------------------------------------------------------------
STOCK OPTION INFORMATION                                  Average per share
                                                       --------------------
                                    Shares subject      Option       Market
(Shares in thousands)                    to option       price        price
----------------------------------------------------------------------------
Balance at January 1, 1994                  59,354      $36.50       $52.44
Options granted                             15,134       50.66        50.66
Replacement options                            340       36.44        36.44
Options exercised                           (4,163)      30.35        50.58
Options terminated                          (1,167)      44.04            -
                                            ------
Balance at December 31, 1994                69,498       39.82        51.00
                                            ======
----------------------------------------------------------------------------

      The replacement options replaced canceled SARs and have identical terms thereto. At December 31, 1994, there were 8.1 million SARs exercisable at an average price of $40.52. There were 3.5 million restricted stock shares and restricted stock units outstanding at December 31, 1994.

      At December 31, 1994 and 1993, there were 16.1 million shares available for grants of options, SARs, restricted stock and restricted stock units. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

      Outstanding options and rights expire on various dates through December 15,2004. Restricted stock grants vest on various dates up to normal retirement of grantees.

Annual Report Page 59

Note 25 Supplemental Cash Flows Information

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

      Certain supplemental information for GECS' cash flows is shown below.



-----------------------------------------------------------------------------------------------------------------
For the years ended December 31 (In millions)                                      1994        1993          1992
-----------------------------------------------------------------------------------------------------------------
FINANCING RECEIVABLES
   Increase in loans to customers                                              $(36,560)   $(30,002)     $(27,069)
   Principal collections from customers                                          31,264      27,571        25,136
   Investment in equipment for financing leases                                 (10,528)     (7,204)       (7,758)
   Principal collections on financing leases                                      9,050       6,812         5,338
   Net change in credit card receivables                                         (2,751)     (1,341)         (330)
                                                                               --------    --------      --------
                                                                               $ (9,525)   $ (4,164)     $ (4,683)
                                                                               ========    ========      ========
ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses                 $ (8,663)   $(10,488)     $ (6,865)
   Dispositions and maturities of securities by insurance and
     annuity businesses                                                           6,338       7,698         6,200
   Other                                                                          2,501      (4,003)       (3,023)
                                                                               --------    --------      --------
                                                                               $    176    $ (6,793)     $ (3,688)
                                                                               ========    ========      ========
NEWLY ISSUED DEBT HAVING MATURITIES MORE THAN 90 DAYS
   Short-term (91 to 365 days)                                                 $  3,214      $4,315      $  4,456
   Long-term (over one year)                                                     19,228      10,885         6,699
   Long-term subordinated                                                             -           -           450
   Proceeds - nonrecourse, leveraged lease debt                                      31          53           148
                                                                               --------    --------      --------
                                                                               $ 22,473    $ 15,253      $ 11,753
                                                                               ========    ========      ========
REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES MORE THAN 90 DAYS
   Short-term (91 to 365 days)                                                 $(10,460)   $ (9,008)     $ (6,474)
   Long-term (over one year)                                                       (930)       (206)         (657)
   Long-term subordinated                                                             -           -           (76)
   Principal payments - nonrecourse, leveraged lease debt                          (309)       (312)         (272)
                                                                               --------    --------      --------
                                                                               $(11,699)   $ (9,526)     $ (7,479)
                                                                               ========    ========      ========
ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment and annuity contracts                     $  1,207    $    509      $      -
   Preferred stock issued by consolidated affiliate                                 240           -             -
   Redemption of investment and annuity contracts                                (1,264)       (578)            -
                                                                               --------    --------      --------
                                                                               $    183    $    (69)     $      -
                                                                               ========    ========      ========
-----------------------------------------------------------------------------------------------------------------

Annual Report Page 60

NOTE 26 INDUSTRY SEGMENTS



--------------------------------------------------------------------------------------------------------------------
                                  REVENUES
(In millions)                     For the years ended December 31
--------------------------------------------------------------------------------------------------------------------
                                          Total revenues       Intersegment revenues          External revenues
                                 --------------------------  -----------------------      --------------------------
                                     1994     1993     1992   1994    1993      1992       1994      1993       1992
--------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines               $ 5,714  $ 6,580  $ 7,368  $  43    $ 59   $    57    $ 5,671   $ 6,521    $ 7,311
   Appliances                       5,965    5,555    5,330      3       3         3      5,962     5,552      5,327
   Broadcasting                     3,361    3,102    3,363      -       -         -      3,361     3,102      3,363
   Industrial Products and
      Systems                       9,406    8,575    8,210    368     409       425      9,038     8,166      7,785
   Materials                        5,681    5,042    4,853     43      50        51      5,638     4,992      4,802
   Power Generation                 5,933    5,530    5,106     44     135       151      5,889     5,395      4,955
   Technical Products and
      Services                      4,285    4,174    4,674     18      18        68      4,267     4,156      4,606
   All Other                        2,348    1,803    1,581      -       -         -      2,348     1,803      1,581
   Corporate items and
      eliminations                   (195)    (242)    (399)  (519)   (674)     (755)       324       432        356
                                  -------  -------  -------  -----   -----   -------    -------   -------    -------
      Total GE                     42,498   40,119   40,086      -       -         -     42,498    40,119     40,086
                                  -------  -------  -------  -----   -----   -------    -------   -------    -------
GECS
   Financing                       14,932   12,399   10,544      -       -         -     14,932    12,399     10,544
   Specialty Insurance              4,926    4,862    3,863      -       -         -      4,926     4,862      3,863
   All Other                           17       15       11      -       -         -         17        15         11
                                  -------  -------  -------  -----   -----   -------    -------   -------    -------
      Total GECS                   19,875   17,276   14,418      -       -         -     19,875    17,276     14,418
                                  -------  -------  -------  -----   -----   -------    -------   -------    -------
   Eliminations                    (2,264)  (1,694)  (1,453)     -       -         -     (2,264)   (1,694)    (1,453)
                                  -------  -------  -------  -----   -----   -------    -------   -------    -------
   Consolidated revenues          $60,109  $55,701  $53,051  $   -   $   -   $     -    $60,109   $55,701    $53,051
                                  =======  =======  =======  =====   =====   =======    =======   =======    =======
--------------------------------------------------------------------------------------------------------------------

GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices. "All Other" GE revenues consists primarily of GECS' earnings.
--------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------
                                  ASSETS                     PROPERTY, PLANT AND EQUIPMENT
                                                             (INCLUDING EQUIPMENT LEASED TO OTHERS)
(In millions)                     At December 31             For the years ended December 31
--------------------------------------------------------------------------------------------------------------------
                                                                                         Depreciation, depletion and
                                                                    Additions                           amortization
                                 --------------------------  -----------------------      --------------------------
                                     1994     1993     1992   1994    1993      1992       1994      1993       1992
--------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines              $  4,751 $  5,329 $  6,153 $  262  $  208    $  276     $  268    $  339     $  294
   Appliances                       2,309    2,193    2,248    165     132       126         84       131        105
   Broadcasting                     3,881    3,742    3,736     86      56        52         67        98         82
   Industrial Products
      and Systems                   5,862    5,442    5,562    452     414       340        379       346        324
   Materials                        8,628    8,181    8,081    419     376       255        453       417        393
   Power Generation                 4,887    3,875    3,035    181     216       205        148       149        117
   Technical Products and
      Services                      2,362    2,179    2,393    155     126       118         96        89         74
   All Other                        9,768   11,604    9,719      -       1         1          2         3          5
   Corporate items and
      eliminations                  8,365    8,589    5,258     23      59        72         48        59         89
                                 -------- -------- -------- ------  ------    ------     ------    ------     ------
      Total GE                     50,813   51,134   46,185  1,743   1,588     1,445      1,545     1,631      1,483
                                 -------- -------- -------- ------  ------    ------     ------    ------     ------
GECS
   Financing                      121,966  106,854   82,208  5,889   3,352     4,761      1,607     1,545      1,260
   Specialty Insurance             22,058   18,915   14,624     62      15        17         16         9         13
   All Other                          943      868    2,178     44      59       118         39        38         29
                                 -------- -------- -------- ------  ------    ------     ------    ------     ------
      Total GECS                  144,967  126,637   99,010  5,995   3,426     4,896      1,662     1,592      1,302
                                 -------- -------- -------- ------  ------    ------      ------   ------     ------
   Eliminations                   (9,909) (11,358)  (9,723)      -       -         -          -         -          -

                                 -------- -------- -------- ------  ------    ------     ------    ------     ------
      Consolidated totals        $185,871 $166,413 $135,472 $7,738  $5,014    $6,341     $3,207    $3,223     $2,785
                                 ======== ======== ======== ======  ======    ======     ======    ======     ======
--------------------------------------------------------------------------------------------------------------------

"All Other" GE assets consists primarily of investment in GECS. Assets exclude amounts applicable to discontinued
operations ($8,613 million, $85,093 million, and $57,404 million in 1994, 1993, and 1992 respectively).
--------------------------------------------------------------------------------------------------------------------

Annual Report Page 61

The industry segment data for prior years related to the Power Generation and the Industrial Products and Systems segments have been reclassified because the grouping of products and services for industry segment purposes was revised in 1994 to provide a sharper focus on the markets served by those segments. The principal changes were the transfer of industrial drive systems, power delivery and control products, and related engineering and service activities from the Power Generation segment to the Industrial Products and Systems segment.

      Details of operating profit by industry segment can be found on page 35 of this report. A description of industry segments for General Electric Company and consolidated affiliates follows.

      * AIRCRAFT ENGINES. Jet engines and replacement parts and repair services for all categories of commercial aircraft (short/medium, intermediate and long-range); a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and executive and commuter aircraft. Sold worldwide to airframe manufacturers, airlines and government agencies. Also, aircraft engine derivatives used as marine propulsion and industrial power sources.

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

      * BROADCASTING. Primarily the National Broadcasting Company (NBC). Principal businesses are furnishing of U.S. network television services to more than 200 affiliated stations, production of television programs, operation of six VHF television broadcasting stations, operation of three cable/satellite networks around the world, and investment and programming activities in multimedia and cable television.

      * INDUSTRIAL PRODUCTS AND SYSTEMS. Lighting products (including a wide variety of lamps, lighting fixtures, wiring devices and quartz products); electrical distribution and control equipment (including power delivery and control products such as transformers, meters, relays, capacitors and arresters); transportation systems products (including diesel-electric locomotives, transit propulsion equipment and motorized wheels for off-highway vehicles); electric motors and related products; a broad range of electrical and electronic industrial automation products, including drive systems; installation, engineering and repair services, which includes management and technical expertise for large projects, such as process control systems; and GE Supply, a network of electrical supply houses. Markets are extremely diverse. Products are sold to commercial and industrial end users, including utilities, to original equipment manufacturers, to electrical distributors, to retail outlets, to railways and to transit authorities. Increasingly, products are developed for and sold in global markets.

      * MATERIALS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones; superabrasives such as man-made diamonds; and laminates. Sold worldwide to a diverse customer base consisting mainly of manufacturers.

      * POWER GENERATION. Products mainly for the generation of electricity. Markets and competition are global. Steam turbine-generators are sold to electric utilities, to the U.S. Navy and, for cogeneration, to industrial and other power customers. Marine steam turbines and propulsion gears are sold to the U.S. Navy. Gas turbines are sold principally as packaged power plants for electric utilities and for industrial cogeneration and mechanical drive applications. Power Generation also includes nuclear reactors and fuel and support services for GE's installed boiling water reactors.

      * TECHNICAL PRODUCTS AND SERVICES. Medical systems such as magnetic resonance (MR) and computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, other diagnostic equipment and related services sold worldwide to hospitals and medical facilities. This segment also includes a full range of computer-based information and data interchange services for internal use and external commercial and industrial customers.

      *     GECS FINANCING. Operations of GE Capital, as follows:

      CONSUMER SERVICES - private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and annuity and mutual fund sales.

      SPECIALIZED FINANCING - loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in highly leveraged management buyouts and corporate recapitalizations.

      EQUIPMENT MANAGEMENT - leases, loans and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

      MID-MARKET FINANCING - loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

      Very few of the products financed by GE Capital are manufactured by other GE segments.

      * GECS SPECIALTY INSURANCE. U.S. and international multiple-line property and casualty reinsurance, certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance and creditor insurance covering international customer loan repayments.

Annual Report Page 62

NOTE 27 GEOGRAPHIC SEGMENT INFORMATION(CONSOLIDATED)

U.S. revenues include GE exports to external customers, and royalty and licensing income from non-U.S. sources. Exports to international customers by major area of the world are shown on page 38. Assets exclude amounts applicable to discontinued operations ($8,613 million, $85,093 million, and $57,404 million in 1994, 1993, and 1992, respectively).



-----------------------------------------------------------------------------------------------------------------------
                              REVENUES
(In millions)                 For the years ended December 31
                                    Total revenues             Intersegment revenues             External revenues
                            ----------------------------   ----------------------------    ----------------------------
                               1994      1993       1992      1994       1993      1992       1994      1993       1992
-----------------------------------------------------------------------------------------------------------------------
United States               $49,920   $47,495    $44,882   $ 1,683    $ 1,513   $ 1,281    $48,237   $45,982    $43,601
Europe                        7,797     6,722      6,703       579        525       497      7,218     6,197      6,206
Other areas of the world      5,493     4,171      3,879       839        649       635      4,654     3,522      3,244
Intercompany eliminations    (3,101)   (2,687)    (2,413)   (3,101)    (2,687)   (2,413)         -         -          -
                            -------   -------    -------   -------    -------   -------    -------   -------    -------
   Total                    $60,109   $55,701    $53,051   $     -    $     -   $     -    $60,109   $55,701    $53,051
                            =======   =======    =======   =======    =======   =======    =======   =======    =======
-----------------------------------------------------------------------------------------------------------------------


                              OPERATING PROFIT                        ASSETS
(In millions)                 For the years ended December 31         At December 31
--------------------------------------------------------------------------------------------------
                               1994      1993       1992                 1994      1993       1992
--------------------------------------------------------------------------------------------------
United States                $8,445    $6,706     $6,654             $152,151  $145,390   $116,086
Europe                          673       360        412               22,464    14,257     13,729
Other areas of the world        595       307        336               11,439     6,954      5,822
Intercompany eliminations         5       (23)         6                 (183)     (188)      (165)
                             ------    ------     ------             --------  --------   --------
   Total                     $9,718    $7,350     $7,408             $185,871  $166,413   $135,472
                             ======    ======     ======             ========  ========   ========
-----------------------------------------------------------------------------------------------------------------------


NOTE 28 ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from GE's and GECS' own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1994 or 1993. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents, investment securities and other receivables.



Values are estimated as follows:

BORROWINGS. Based on quoted market prices or market comparables. Fair values of interest rate and currency swaps on borrowings are based on quoted market prices and include the effects on counterparty creditworthiness.

TIME SALES AND LOANS. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES. Based on market comparables, recent transactions or discounted future cash flows for GECS investments. These equity interests were generally acquired in connection with financing transactions and, for the purpose of this disclosure, fair values were estimated. GE's investments (aggregating $1,945 million and $1,336 million at December 31, 1994 and 1993, respectively) comprise many small investments, many of which are located outside the United States, and generally involve joint ventures for specific, limited objectives; determination of fair values is impracticable.

ANNUITY BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

Annual Report Page 63

FINANCIAL GUARANTIES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

Information about financial instruments that were not carried at fair value at December 31, 1994 and 1993, is shown below.





----------------------------------------------------------------------------------------------------------------------------
Assets (liabilities)                                      1994                                       1993
                                      -------------------------------------------   ----------------------------------------
                                                                        Estimated                                  Estimated
                                                                       fair value                                 fair value
                                                                   --------------                              -------------
                                         Notional     Carrying                      Notional     Carrying
(In millions)                              amount  amount (net)     High      Low     amount  amount (net)     High      Low
----------------------------------------------------------------------------------------------------------------------------
GE
Borrowings and related instruments
   Borrowings <F1><F2>                  $    <F3>     $ (3,605) $ (3,530) $(3,530) $    <F3>     $ (4,804) $ (4,933)$ (4,933)
   Interest rate swaps                         89            -         2        2        610            -         -        -
   Currency swaps                             393            -        26       26        498            -       (21)     (21)
Firm commitments
   Currency forwards and options            3,195            -         -        -      1,386          (13)      (13)     (13)
   Financing commitments                    1,153            -         -        -      1,380            -         -        -
Financial guaranties                        1,520            -         -        -      1,333            -         -        -
Other financial instruments                  <F3>        2,128     2,289    2,269       <F3>        2,105     2,281    2,261

GECS
Assets
   Time sales and loans                      <F3>       48,529    49,496   48,840       <F3>       39,556    41,182   40,490
   Investments in and advances to
     associated companies                    <F3>        2,098     2,561    2,381       <F3>        1,574     2,320    2,156
   Other cash financial instruments          <F3>        1,897     2,026    1,924       <F3>        6,226     6,392    6,238

Liabilities
   Borrowings and related instruments
      Borrowings <F1><F2>                    <F3>      (91,399)  (89,797) (89,797)      <F3>      (81,052)  (82,184) (82,184)
      Interest rate swaps                  24,129            -       135      131     13,724            -      (308)    (308)
      Currency swaps                       12,183            -        83       83      8,101            -       (32)     (32)
   Annuity benefits                          <F3>      (13,186)  (12,788) (12,788)      <F3>       (8,894)   (8,660)  (8,660)
   Financial guaranties of insurance
      affiliates                          119,426       (1,344)     (269)    (348)   111,171       (1,312)     (135)    (220)
   Other financial guaranties               3,508          (44)      (53)     (53)     3,647          (42)      (64)     (66)

Mortgage-related positions
   Mortgage purchase commitments              205            -        (2)      (2)     3,950            -       (41)     (41)
   Mortgage sale commitments                1,792            -         2        2      6,426            -        49       49
      Memo: mortgages held for sale <F4>     <F3>        1,764     1,764    1,764       <F3>        5,963     5,983    5,972

Other financial instruments
   Loan commitments                        13,489            -       (71)    (125)    10,421          (18)      (31)     (34)
   Foreign currency forwards and options    3,372            -        12       12      1,833            -        (2)      (2)
   Other financial instruments                314           14        56       53      1,132            4        15       14
----------------------------------------------------------------------------------------------------------------------------

<F1> See note 17.
<F2> Includes interest rate and currency swaps.
<F3> Not applicable.
<F4> Included in other cash financial instruments.
----------------------------------------------------------------------------------------------------------------------------


FOREIGN CURRENCY FORWARDS AND FOREIGN CURRENCY OPTIONS are employed by GE and GECS to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. Those financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Exchange rate exposures that result from net investments in foreign affiliates are managed principally by funding local currency denominated assets with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using foreign currency forwards.

Annual Report Page 64

NOTE 29 QUARTERLY INFORMATION (UNAUDITED)



-----------------------------------------------------------------------------------------------------------------------
                                            First quarter       Second quarter        Third quarter      Fourth quarter
                                         ----------------     ----------------     ----------------    ----------------
(Dollar amounts in millions;
per-share amounts in dollars)              1994      1993       1994      1993       1994      1993       1994     1993
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Earnings from continuing operations      $1,219    $1,028    $ 1,554    $  598     $1,457    $1,135    $ 1,685  $ 1,423
Earnings (losses) from discontinued
   operations                              (151)      132        (32)       58        (89)       71        (49)      54
Gain on transfer of discontinued
   Aerospace operations                       -         -          -       678          -         -          -        -
Provision for loss on discontinued
   securities broker-dealer operations        -         -          -         -          -         -       (868)       -
Accounting change                             -      (862)         -         -          -         -          -        -
                                         ------    ------     ------    ------     ------    ------     ------  -------
Net earnings                             $1,068    $  298     $1,522    $1,334     $1,368    $1,206     $  768  $ 1,477
                                         ======    ======     ======    ======     ======    ======     ======  =======
Per share
   Earnings from continuing operations   $ 0.71    $ 0.60     $ 0.91    $ 0.35     $ 0.85    $ 0.67     $ 0.99  $  0.84
   Earnings (losses) from discontinued
      operations                          (0.09)     0.08      (0.02)     0.43      (0.05)     0.04      (0.54)    0.03
   Accounting change                          -     (0.51)         -         -          -         -          -        -
                                         ------    ------     ------    ------     ------    ------     ------  -------
   Net earnings                          $ 0.62    $ 0.17     $ 0.89    $ 0.78     $ 0.80    $ 0.71     $ 0.45  $  0.87
                                         ======    ======     ======    ======     ======    ======     ======  =======
SELECTED DATA
GE
   Sales of goods and services           $8,264    $7,968    $10,038    $9,468     $9,384    $8,779    $11,944  $11,607
   Gross profit from sales                2,282     2,074      2,743     1,662      2,441     2,198      3,115    2,929
GECS
   Revenues from operations               4,393     3,710      4,730     4,001      5,097     4,340      5,655    5,225
   Operating profit                         668       542        684       480        857       694        740      493
-----------------------------------------------------------------------------------------------------------------------

Quarterly data have been reclassified to state results of the securities broker-dealer as a discontinued operation.
Per-share amounts have been adjusted for the 2-for-1 stock split in April 1994. The accounting change reflects the cumulative effect to January 1, 1993, of the change in accounting for postemployment benefits (SFAS No. 112). As originally reported, net earnings for the first quarter of 1993 were $1,160 million, or $0.68 per share.
-----------------------------------------------------------------------------------------------------------------------

      For GE, gross profit from sales is sales of goods and services less costs of goods and services sold. For GECS, operating profit is income before taxes.

      First-quarter 1994 discontinued operations included a $210 million ($350 million before tax) charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader in the discontinued securities broker-dealer. Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994.

      Second-quarter 1993 earnings from continuing operations were reduced by restructuring provisions of $678 million ($0.40 per share) after tax. Second-quarter gross profit from sales was reduced by restructuring provisions of $875 million before tax.

      Earnings-per-share amounts for each quarter are required to be computed independently and, as a result, their sum did not equal the total year earnings-per-share amounts.

           GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS

                                                    GE allowance for losses
                                                       deducted from assets
                                               ----------------------------
                                                 Accounts
                                                and notes
                                               receivable       Investments
                                               ----------        ----------
                                                 (Amounts in millions)
Balance, January 1, 1992                            $191              $ 66
      Provisions charged (credited) to operations     78                10
      (Deductions) additions                         (73)              (19)
                                                    ----              ----
Balance, December 31, 1992                           196 <F1>           57
      Provisions charged (credited) to operations     51                57
      (Deductions) additions                         (49)               (5)
                                                    ----              ----
Balance, December 31, 1993                           198 <F1>          109
      Provisions charged (credited) to operations     55                11
      (Deductions) additions                         (10)              (56)
                                                    ----              ----
Balance, December 31, 1994                          $243 <F1>          $64
                                                    ====              ====


<F1>  The year-end balance is segregated on the Statement of Financial
      Position as follows:


                                             1994          1993        1992
                                             ----          ----        ----
                                                         <C
Current receivables                          $205          $170        $178

Other assets (long-term receivables,
  customer financing, etc.)                    38            28          18
                                             ----          ----        ----

                                             $243          $198        $196
                                             ====          ====        ====

      Reference is made to note 8 in Notes to Consolidated Financial Statements appearing in the 1994 Annual Report to Share Owners which contains information with respect to GECS allowance for losses on financing receivables for 1994, 1993 and 1992.


                                 Appendix
                    Differences between the Circulated
                         Material and the Material
                           in Electronic Format

    The financial information included on pages F-1 through F-40 represents the financial information which appears in the 1994 General Electric Annual Report to Share Owners. That information was prepared on typesetting software for purposes of printing the Annual Report. The typesetting format was then converted electronically into a word processing format which can be accepted by the EDGAR system. Certain minor differences of graphics, layout and appearance, as set forth below, exist between the information as it is presented here and as it is presented in the Annual Report to Share Owners.

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

    5. On pages F-1, F-9, F-13, F-14, F-15, F-16, F-17 and F-18
(Annual Report pages 25, 33, 37, 38, 39, 40, 41 and 42) of the electronic format the word "Chart:" appears in a number of instances toward the left hand margin next to a description of the chart.
This formulation indicates that in the circulated Annual Report there appears a colored bar graph at these locations. The numbers which are presented at these places in the electronic format represent the plot points which were used to construct the bar graphs.

    6. Many headings in the circulated Annual Report are in bold face or in enlarged type or type of a special style. These have been converted to block capitals in the electronic format. The numbers of the Notes to Financial Statements appear as large contrasting blue numerals in the circulated Annual Report.

    7. The solid black square character which is used in the circulated Annual Report has been replaced by an asterisk in the electronic format.

    8. On Annual Report page 44 (F-20) there are facsimile signatures of Messrs. Welch and Dammerman of GE in the circulated version.

    9. The Accountants Report (KPMG Peat Marwick LLP) on page F-20 of this 10-K Report refers specifically to this Report on Form 10-K, including certain financial statement schedules included herein. KPMG Peat Marwick's Report appearing in the circulated Annual Report to Share Owners on page 44, signed by facsimile, does not refer to the schedules identified solely with the 10-K.