Form 10-Q
period 1995-03-31
GENERAL ELECTRIC CO
filed 1995-05-15
CIK 40545

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995
                                             ------------------

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

            There were 1,693,877,732 shares with a par value of $0.32 per share outstanding at March 31, 1995.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                                 Three months ended March 31   (Unaudited)
                                                          -----------------------------------------------------------------------
                                                              Consolidated                   GE                    GECS
                                                          -----------------------  ----------------------  ----------------------
                                                               1995         1994        1995        1994        1995        1994
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Sales of goods                                               $7,096       $6,176      $7,098      $6,182    $     -     $     -
Sales of services                                             2,159        2,075       2,180       2,082          -           -
Net earnings of GECS                                             -            -          559         481          -           -
GECS revenues from operations                                 5,693        4,370          -           -        5,754       4,393
Other income                                                    178          161         180         162          -           -
                                                          ----------   ----------  ----------  ----------  ----------  ----------
   Total revenues                                            15,126       12,782      10,017       8,907       5,754       4,393
                                                          ----------   ----------  ----------  ----------  ----------  ----------

Cost of goods sold                                            5,157        4,440       5,158       4,445          -           -
Cost of services sold                                         1,532        1,530       1,553       1,537          -           -
Interest and other financial charges                          1,662        1,098         126          91       1,543       1,010
Insurance losses and policyholder and annuity benefits        1,091          693          -           -        1,091         693
Provision for losses on financing receivables                    79          170          -           -           79         170
Other costs and expenses                                      3,484        3,053       1,353       1,247       2,188       1,828
Minority interest in net earnings of consolidated
   affiliates                                                    39           31          12           7          27          24
                                                          ----------   ----------  ----------  ----------  ----------  ----------
   Total costs and expenses                                  13,044       11,015       8,202       7,327       4,928       3,725
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Earnings from continuing operations before income taxes       2,082        1,767       1,815       1,580         826         668
Provision for income taxes                                     (710)        (548)       (443)       (361)       (267)       (187)
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Earnings from continuing operations                           1,372        1,219       1,372       1,219         559         481
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Loss from discontinued operations, net of income
    tax benefit of $98                                           -          (151)         -         (151)         -         (151)
                                                          ----------   ----------  ----------  ----------  ----------  ----------
   Net earnings                                              $1,372       $1,068      $1,372      $1,068        $559        $330
                                                          ==========   ==========  ==========  ==========  ==========  ==========
Net earnings per share
   Continuing operations                                      $0.81        $0.71
   Discontinued operations                                       -         (0.09)
                                                          ----------   ----------
   Net earnings per share                                     $0.81        $0.62
                                                          ==========   ==========
Dividends declared per share                                  $0.41        $0.36
                                                          ----------   ----------

See notes to Condensed Consolidated Financial Statements. Data for 1994 have been reclassified to state the results of Kidder,
Peabody Group Inc., the securities broker-dealer subsidiary of GECS, as a discontinued operation. Consolidating data are shown for
"GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                               Consolidated             GE                      GECS
                                                          -----------------------  ----------------------  ----------------------
                                                            3/31/95     12/31/94     3/31/95    12/31/94     3/31/95    12/31/94
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash and equivalents                                         $2,757       $2,591      $1,161      $1,373      $1,596      $1,218
Investment securities                                        32,366       30,965          72          93      32,294      30,872
Current receivables                                           7,204        7,527       7,501       7,807          -           -
Inventories                                                   5,294        3,880       5,294       3,880          -           -
GECS financing receivables - net                             81,450       76,357          -           -       81,450      76,357
Other GECS receivables                                        6,114        5,763          -           -        6,377       6,012
Property, plant and equipment (including equipment
   leased to others) - net                                   24,180       23,465       9,949       9,525      14,231      13,940
Investment in GECS                                               -            -       10,482       9,380          -           -
Intangible assets                                            11,886       11,373       6,624       6,336       5,262       5,037
All other assets                                             24,372       23,950      12,528      12,419      11,844      11,531
Assets of discontinued broker-dealer operations               2,397        8,613          -           -        2,397       8,613
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Total assets                                               $198,020     $194,484     $53,611     $50,813    $155,451    $153,580
                                                          ==========   ==========  ==========  ==========  ==========  ==========

Short-term borrowings                                       $56,596      $57,781      $2,041        $906     $54,768     $57,087
Accounts payable                                              6,707        6,766       3,330       3,141       3,620       3,777
Other GE current liabilities                                  8,371        8,307       8,561       8,562          -           -
Long-term borrowings                                         45,570       36,979       2,756       2,699      42,848      34,312
Insurance reserves and annuity benefits                      29,850       29,438          -           -       29,850      29,438
All other liabilities                                        13,183       12,906       8,732       8,468       4,331       4,316
Deferred income taxes                                         5,770        5,205         338         268       5,432       4,937
Liabilities of discontinued broker-dealer operations          2,645        8,868          -           -        2,645       8,868
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Total liabilities                                           168,692      166,250      25,758      24,044     143,494     142,735
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Minority interest in equity of consolidated
   affiliates                                                 2,049        1,847         574         382       1,475       1,465
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Common stock (1,857,013,000 shares issued)                      594          594         594         594           1           1
Unrealized losses on investment securities                      (99)        (810)        (99)       (810)       (112)       (821)
Other capital                                                 1,360        1,122       1,360       1,122       2,033       2,006
Retained earnings                                            31,469       30,793      31,469      30,793       8,560       8,194
Less common stock held in treasury                           (6,045)      (5,312)     (6,045)     (5,312)         -           -
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Total share owners' equity                                   27,279       26,387      27,279      26,387      10,482       9,380
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Total liabilities and equity                               $198,020     $194,484     $53,611     $50,813    $155,451    $153,580
                                                          ==========   ==========  ==========  ==========  ==========  ==========

See notes to Condensed Consolidated Financial Statements.  March data are unaudited.  Consolidating data are shown for "GE" and "GECS". Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                            Three months ended  March 31 (Unaudited)
                                                          -----------------------------------------------------------------------
                                                              Consolidated                   GE                    GECS
                                                          -----------------------  ----------------------  ----------------------
                                                               1995         1994        1995        1994        1995        1994
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash flows from operating activities
- ------------------------------------
Net earnings                                                 $1,372       $1,068      $1,372      $1,068        $559        $330
Adjustments for discontinued operations                          -           151          -          151          -          151
Adjustments to reconcile net earnings to cash
  provided from (used for) continuing operating activities
     Depreciation, depletion and amortization                   862          725         410         340         452         385
     Earnings retained by GECS-continuing operations             -            -         (366)       (294)         -           -
     Deferred income taxes                                      (27)          91          66         195         (93)       (104)
     Decrease in GE current receivables                         899          608         882         549          -           -
     Increase in GE inventories                                (743)        (509)       (743)       (509)         -           -
     Decrease in accounts payable                              (835)        (705)       (176)         (2)       (617)       (668)
     Increase in insurance reserves                             615           41          -           -          615          41
     Provision for losses on financing
       receivables                                               79          170          -           -           79         170
     All other operating activities                            (517)        (481)       (949)       (901)        402         464
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash provided from continuing operations                      1,705        1,159         496         597       1,397         769
Cash provided from (used for) discontinued operations           949       (1,500)         -           -          949      (1,500)
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash from (used for) operating activities                     2,654         (341)        496         597       2,346        (731)
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash flows from investing activities
- ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                    (1,617)      (1,209)       (307)       (320)     (1,310)       (889)
Net increase in financing receivables                        (2,189)        (900)         -           -       (2,189)       (900)
Payments for principal businesses purchased                  (1,627)        (565)         -           -       (1,627)       (565)
All other investing activities                                  (52)       1,035          38         (29)        (88)      1,101
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash provided from (used for) investing activities
  - continuing operations                                    (5,485)      (1,639)       (269)       (349)     (5,214)     (1,253)
  - discontinued operations                                     227          104          -           -          227         104
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash used for investing activities                           (5,258)      (1,535)       (269)       (349)     (4,987)     (1,149)
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash flows from financing activities
- ------------------------------------
Net change in borrowings (maturities 90 days or less)        (3,262)         (92)        867         503      (4,126)       (652)
Newly issued debt (maturities more than 90 days)             12,796        4,207         268          17      12,528       4,190
Repayments and other reductions (maturities
  more than 90 days)                                         (3,970)      (3,937)       (159)       (371)     (3,811)     (3,566)
Disposition of GE shares from treasury                          222          134         222         134          -           -
Purchase of GE shares for treasury                             (938)        (163)       (938)       (163)         -           -
Dividends paid to share owners                                 (699)        (615)       (699)       (615)       (193)       (187)
All other financing activities                                 (203)         152           -           -        (203)        152
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash provided from (used for) financing activities
  - continuing operations                                     3,946         (314)       (439)       (495)      4,195         (63)
  - discontinued operations                                  (1,176)       1,396          -           -       (1,176)      1,396
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash provided from (used for) financing activities            2,770        1,082        (439)       (495)      3,019       1,333
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Increase (decrease) in cash and equivalents                     166         (794)       (212)       (247)        378        (547)
Cash and equivalents at beginning of year                     2,591        3,056       1,373       1,536       1,218       1,520
                                                          ----------   ----------  ----------  ----------  ----------  ----------
Cash and equivalents at March 31                             $2,757       $2,262      $1,161      $1,289      $1,596        $973
                                                          ==========   ==========  ==========  ==========  ==========  ==========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and
"GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

      2. In November 1994, GE elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody), the GECS securities broker-dealer, by initiating an orderly liquidation of its assets and liabilities. The financial results of Kidder, Peabody are shown as a discontinued operation in the condensed financial statements.

      3. GE adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

      4. The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

5. GE's inventories consisted of the following:

(Dollars in millions)                                         At
                                                 -------------------------
                                                 3/31/95          12/31/94
                                                 -------          --------
Raw materials and work in process                $ 3,880           $ 2,933
Finished goods                                     2,601             2,165
Unbilled shipments                                   234               214
Revaluation to LIFO                               (1,421)           (1,432)
                                                 -------           -------
Total inventories                                $ 5,294           $ 3,880
                                                 =======           =======

6. Property, plant and equipment, including equipment leased to others, consisted of the following:

(Dollars in millions)                                         At
                                                 -------------------------
                                                 3/31/95          12/31/94
                                                 -------          --------
Original cost
   - GE                                          $24,216           $22,907
   - GECS                                         19,369            18,763
                                                 -------           -------
   Total                                          43,585            41,670
                                                 -------           -------
Accumulated depreciation, depletion
   and amortization
   - GE                                           14,267            13,382
   - GECS                                          5,138             4,823
                                                 -------           -------
   Total                                          19,405            18,205
                                                 -------           -------
Net
   - GE                                            9,949             9,525
   - GECS                                         14,231            13,940
                                                 -------           -------
Total                                            $24,180           $23,465
                                                 =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. Results of Operations -- First quarter 1995 compared with first quarter of 1994

      General Electric Company's earnings from continuing operations for the first quarter of 1995 were $1,372 million, up 13% from the previous year's comparable earnings of $1,219 million. Earnings per share from continuing operations increased 14% to $0.81 from last year's comparable $0.71.

      Net earnings of $1,372 million in the first quarter of 1995 were up 28% compared with net earnings of $1,068 million in 1994's first quarter. Earnings per share increased 31% to $0.81 from $0.62.

      Revenues from continuing operations for the first quarter of 1995 totaled $15,126 million, up 18% from $12,782 million in the first quarter of last year. All twelve of GE's businesses reported revenue increases during the quarter, including strong double-digit increases by General Electric Capital Services, Inc. (GECS), Plastics and Transportation.

      Ten of GE's businesses reported improved operating profit, with six reporting double-digit improvements, led by Plastics, NBC and Appliances. Earnings from continuing operations at GE Capital Services were $559 million, a 16% increase over 1994's comparable $481 million.

      Good cash flow performance continued during the first quarter of 1995, with cash generated from GE's operating activities reaching $500 million.

SEGMENT ANALYSIS:

      The comments that follow compare revenues and operating profit by industry segment for the first quarters of 1995 and 1994.

      * Aircraft Engines operating profit was considerably higher than last year's first quarter on about the same revenues. The increase in operating profit was attributable to the combination of strong productivity and higher volume in commercial spares which more than offset price declines.

      * Appliances reported much higher operating profit on a modest increase in revenues from 1994's first quarter. The favorable performance in operating profit was attributable primarily to productivity gains.

      * Broadcasting had a sharp increase in operating profit on higher revenues, primarily as a result of strong advertising revenues in prime time entertainment, the owned-and-operated stations and CNBC, the combination of which more than offset lower revenues and operating profit in sports which were attributable to the absence of a 1995 counterpart to broadcast of the 1994 Superbowl.

      * GECS' net earnings from continuing operations were $559 million, an increase of 16% over the comparable $481 million in 1994's first quarter. The Financing segment had strong earnings growth, principally in the Consumer Services and Equipment Management businesses. Earnings of the Specialty Insurance segment were essentially flat, as strong earnings growth in property and casualty reinsurance was offset by lower earnings in mortgage insurance.

      * Revenues in Industrial Products and Systems were considerably higher on volume in Transportation and Lighting. Operating profit improved somewhat on good productivity across the segment.

      * Materials operating profit and revenues were up sharply as higher prices, volume growth and good productivity more than offset higher materials costs.

      * Power Generation revenues increased substantially from a year ago, as a result of the second quarter 1994 acquisition of Nuovo Pignone, an Italian electrical equipment manufacturer, which was consolidated as of January 1, 1995. Operating profit was somewhat higher, due in part to the Nuovo Pignone acquisition and in part to the absence of any counterpart to a first quarter 1994 litigation charge. Excluding the effects of those items, operating profit declined due to pricing and cost pressures and expenses associated with continued downsizing of the business.

      * Technical Products & Services operating profit was slightly lower on a slight increase in revenues. Operating Profit decreased at Medical Systems as price declines and cost inflation more than offset the combination of productivity improvements and volume growth. Information Services operating profit increased slightly, principally as a result of improved volume.

      * All other operating profit and revenues were much higher, reflecting increased income associated mainly with licensing the use of GE's know-how.

B. Financial Condition

      With respect to the Condensed Statement of Financial Position, consolidated assets of $198.0 billion were $3.5 billion higher than the $194.5 billion at December 31, 1994.

      GE's assets were $53.6 billion at March 31, 1995, an increase of $2.8 billion from December 31, 1994. The increase was principally attributable to (1) increased investment in GECS ($1.1 billion), primarily as a result of GECS earnings, net of dividends, and the effect of a $0.7 billion, after-tax, mark-to-market increase in the value of GECS marketable securities; and
(2) higher inventories ($1.4 billion), reflecting principally the effect of the consolidation of Nuovo Pignone and normal seasonal increases in several other GE businesses.

      GECS' assets from continuing operations increased by $8.1 billion from the end of 1994, principally as a result of growth in financing receivables and increases in investment securities. GE Capital Corporation's financing receivables, which net of reserves aggregated $81.5 billion at the end of the first quarter, increased $5.1 billion from the year-end 1994 level of $76.4 billion. The increase resulted from acquisitions of businesses ($3.2 billion) and portfolios as well as origination volume. Management believes that GE Capital's reserves of $2.2 billion (2.63% of the receivables balance at March 31, 1995 - the same as year end 1994) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Investment securities increased $1.4 billion during the quarter, largely the result of increases in the market value of GECS marketable securities previously discussed. The remainder of the change ($1.6 billion) was attributable to numerous small increases in other asset categories, none of which exceeded $0.4 billion.

      Consolidated liabilities of $168.7 billion at March 31, 1995, were $2.4 billion higher than the year-end 1994 balance of $166.3 billion. GE's liabilities were up $1.7 billion; GECS' liabilities increased $0.8 billion.

      GE's total borrowings were $4.8 billion ($2.0 billion short-term and $2.8 billion long-term) at March 31, 1995, an increase of $1.2 billion from December 31, 1994. GE's ratio of debt to total capital at the end of March 1995 was 14.7% compared with 11.9% at the end of last year and 16.1% at March 31, 1994. Other changes in GE's liabilities comprised numerous, relatively small items.

      GECS' liabilities from continuing operations increased by $7.0 billion, principally because of the additional $6.2 billion of borrowings to finance acquisitions and asset growth. Short-term borrowings decreased by $2.3 billion to $54.8 billion and long-term borrowings increased by $8.5 billion to $42.8 billion, reflecting a shift in the financing mix to longer-term debt.

      Assets and liabilities of discontinued securities broker-dealer operations both decreased by $6.2 billion from year-end 1994, reflecting the continued orderly liquidation of the remaining assets of Kidder, Peabody.

      With respect to cash flows, consolidated cash and equivalents were $2.8 billion at March 31, 1995, an increase of about $0.2 billion during the quarter. Cash and equivalents were $2.3 billion at March 31, 1994, a decrease of approximately $0.8 billion during last year's first quarter.

      GE's cash and equivalents decreased $0.2 billion to $1.2 billion at March 31, 1995, compared with $1.4 billion at year end 1994. During the first quarter of 1995, cash provided from operating activities totaled $0.5 billion, despite the use of cash for (1) normal seasonal increases in inventories ($0.7 billion), and (2) "all other operating activities" ($0.9 billion) which represented net cash used for a wide variety of relatively small items. Cash used for investing activities ($0.3 billion) principally represented investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.4 billion) included $0.7 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with first quarter of last year, and $0.9 billion for repurchases of the Company's common stock for treasury. The dividends and share repurchase were partially offset by $1.2 billion provided from the combination of higher borrowings and dispositions of GE shares from treasury.

      GE's cash and equivalents decreased to $1.3 billion at March 31, 1994, compared with $1.5 billion at year end 1993. During the first quarter of 1994, cash provided from operating activities totaled $0.6 billion, net of cash used for (1) "all other operating activities" ($0.9 billion) which represented net cash used for a wide variety of relatively small items, and
(2) normal seasonal increases in inventories ($0.5 billion) from inventory levels which were much lower at the end of 1993 than they had been at the end of 1992. Cash used for investing activities ($0.3 billion) represented principally investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.5 billion) included $0.6 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with first quarter of 1993, and $0.2 billion for repurchases of the Company's common stock for treasury. The dividends and share repurchase were partially offset by $0.3 billion provided from the combination of higher borrowings and dispositions of GE shares from treasury.

      GECS' cash and equivalents increased $0.4 billion during the first quarter of 1995, when $1.4 billion of cash was provided from operating activities of continuing operations. The principal use of GECS' cash during the period was for investing activities ($5.2 billion), which was more than accounted for by widespread additions to equipment that is provided to third parties on operating leases ($1.3 billion), higher financing receivables ($2.2 billion), and payments for the acquisitions of four businesses (aggregating $1.6 billion).

      GECS' cash and equivalents decreased $0.5 billion during the first quarter of 1994, when $0.8 billion of cash was provided from operating activities of continuing operations. The principal use of GECS' cash during the period was for investing activities ($1.3 billion), which was more than accounted for by widespread additions to equipment that is provided to third parties on operating leases ($0.9 billion), higher financing receivables ($0.9 billion) and payments for six business acquisitions (aggregating $0.6 billion), the combination of which was offset by cash provided from "all other investing activities" ($1.1 billion), primarily from a reduction in mortgages held for resale included in other assets.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As previously reported, in November 1994, the Florida Department of Environmental Protection indicated that it would seek $326,000 in penalties for alleged violations of the Resource Conservation and Recovery Act. The allegations included the unlawful disposal of hazardous waste. The matter has been tentatively settled for $112,134.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            Exhibit 11. Computation of Per-Share Earnings.

            Exhibit 12. Computation of Ratio of Earnings to Fixed
                        Charges.

            Exhibit 27. Financial Data Schedule

      b.    Reports on Form 8-K during the quarter ended March 31, 1995.

            No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          General Electric Company

                                (Registrant)






May 15, 1995         Philip D. Ameen
- ------------         ---------------------------------------------------
    Date             Vice President and Comptroller
                     Duly Authorized Officer and Principal Accounting
                     Officer