Form 10-Q
period 1995-06-30
GENERAL ELECTRIC CO
filed 1995-08-11
CIK 40545

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995
                                             ------------------

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

      There were 1,682,427,293 shares with a par value of $0.32 per share outstanding at June 30, 1995.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                                    Second quarter ended June 30  (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1995        1994        1995        1994        1995       1994
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                   $8,572      $7,542      $8,578      $7,548    $     -    $     -
Sales of services                                                 2,633       2,478       2,659       2,490          -          -
Earnings of GECS from continuing operations                          -           -          572         495          -          -
GECS revenues from operations                                     6,425       4,705          -           -        6,415      4,730
Other income                                                        179         178         179         179          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                17,809      14,903      11,988      10,712       6,415      4,730
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cost of goods sold                                                6,192       5,534       6,199       5,541          -          -
Cost of services sold                                             1,793       1,742       1,819       1,754          -          -
Interest and other financial charges                              1,830       1,184         158         104       1,677      1,084
Insurance losses and policyholder and annuity benefits            1,223         779          -           -        1,223        779
Provision for losses on financing receivables                       279         251          -           -          279        251
Other costs and expenses                                          3,856       3,068       1,448       1,207       2,392      1,882
Minority interest in net earnings of
   consolidated affiliates                                           46          56          20           6          26         50
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      15,219      12,614       9,644       8,612       5,597      4,046
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Earnings from continuing operations before income taxes           2,590       2,289       2,344       2,100         818        684
Provision for income taxes                                         (864)       (735)       (618)       (546)       (246)      (189)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Earnings from continuing operations                               1,726       1,554       1,726       1,554         572        495
Loss from discontinued operations net of income
    tax benefit of $28                                               -          (32)         -          (32)         -         (32)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $1,726      $1,522      $1,726      $1,522        $572       $463
                                                              ==========  ==========  ==========  ==========  ========== ==========
Net earnings per share
   Continuing operations                                          $1.02       $0.91
   Discontinued operations                                           -        (0.02)
                                                              ----------  ----------
   Net earnings per share                                         $1.02       $0.89
                                                              ==========  ==========
Dividends declared per share                                      $0.41       $0.36
                                                              ----------  ----------

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


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                                     Six months ended June 30  (Unaudited)
                                                               ---------------------------------------------------------------------
                                                                   Consolidated                  GE                    GECS
                                                               ----------------------  ----------------------  ---------------------
                                                                    1995        1994        1995        1994        1995       1994
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                   $15,668     $13,718     $15,676     $13,730    $     -    $     -
Sales of services                                                  4,792       4,553       4,839       4,572          -          -
Earnings of GECS from continuing operations                           -           -        1,131         976          -          -
GECS revenues from operations                                     12,118       9,075          -           -       12,169      9,123
Other income                                                         357         339         359         341          -          -
                                                               ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                 32,935      27,685      22,005      19,619      12,169      9,123
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cost of goods sold                                                11,349       9,974      11,357       9,986          -          -
Cost of services sold                                              3,325       3,272       3,372       3,291          -          -
Interest and other financial charges                               3,492       2,282         284         195       3,220      2,094
Insurance losses and policyholder and annuity benefits             2,314       1,472          -           -        2,314      1,472
Provision for losses on financing receivables                        358         421          -           -          358        421
Other costs and expenses                                           7,340       6,121       2,801       2,454       4,580      3,710
Minority interest in net earnings of consolidated
   affiliates                                                         85          87          32          13          53         74
                                                               ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                       28,263      23,629      17,846      15,939      10,525      7,771
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Earnings from continuing operations before income taxes            4,672       4,056       4,159       3,680       1,644      1,352
Provision for income taxes                                        (1,574)     (1,283)     (1,061)       (907)       (513)      (376)
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Earnings from continuing operations                                3,098       2,773       3,098       2,773       1,131        976
Loss from discontinued operations net of income
    tax benefit of $126                                               -         (183)         -         (183)         -        (183)
                                                               ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                   $3,098      $2,590      $3,098      $2,590      $1,131       $793
                                                               ==========  ==========  ==========  ==========  ========== ==========
Net earnings per share
   Continuing operations                                           $1.83       $1.62
   Discontinued operations                                            -        (0.10)
                                                               ----------  ----------
   Net earnings per share                                          $1.83       $1.52
                                                               ==========  ==========
Dividends declared per share                                       $0.82       $0.72
                                                               ----------  ----------

See notes to Condensed Consolidated Financial Statements.  Data for 1994 have been reclassified to state the results of Kidder,
Peabody Group Inc., the securities broker-dealer subsidiary of GECS, as a discontinued operation. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                                    Consolidated            GE                      GECS
                                                               ----------------------  ----------------------  --------------------
                                                                6/30/95    12/31/94     6/30/95    12/31/94     6/30/95   12/31/94
                                                               ----------  ----------  ----------  ----------  ---------- ---------
Cash and equivalents                                             $3,115      $2,591      $1,382      $1,373      $1,733     $1,218
Investment securities                                            33,502      30,965           2          93      33,500     30,872
Current receivables                                               8,092       7,527       8,179       7,807          -          -
Inventories                                                       5,254       3,880       5,254       3,880          -          -
GECS financing receivables - net                                 84,537      76,357          -           -       84,537     76,357
Other GECS receivables                                            6,479       5,763          -           -        6,797      6,012
Property, plant and equipment (including equipment
   leased to others) - net                                       25,038      23,465      10,088       9,525      14,950     13,940
Investment in GECS                                                   -           -       11,417       9,380          -          -
Intangible assets                                                12,294      11,373       6,654       6,336       5,640      5,037
Other assets                                                     24,671      23,950      12,344      12,419      12,327     11,531
Assets of discontinued securities broker-dealer operations        2,020       8,613          -           -        2,020      8,613
                                                               ---------  ----------  ----------  ----------  ---------- ---------
Total assets                                                   $205,002    $194,484     $55,320     $50,813    $161,504   $153,580
                                                               =========  ==========  ==========  ==========  ========== =========
Short-term borrowings                                           $57,889     $57,781      $3,448        $906     $54,455    $57,087
Accounts payable                                                  6,956       6,766       3,541       3,141       3,815      3,777
Other GE current liabilities                                      8,158       8,307       8,236       8,562          -          -
Long-term borrowings                                             48,011      36,979       2,145       2,699      45,902     34,312
Insurance reserves and annuity benefits                          30,202      29,438          -           -       30,202     29,438
Other liabilities                                                14,257      12,906       8,853       8,468       5,281      4,316
Deferred income taxes                                             6,330       5,205         423         268       5,907      4,937
Liabilities of discontinued securities broker-dealer operations   2,406       8,868          -           -        2,406      8,868
                                                               ---------  ----------  ----------  ----------  ---------- ---------
Total liabilities                                               174,209     166,250      26,646      24,044     147,968    142,735
                                                               ---------  ----------  ----------  ----------  ---------- ---------
Minority interest in equity of consolidated
   affiliates                                                     2,551       1,847         432         382       2,119      1,465
                                                               ---------  ----------  ----------  ----------  ---------- ---------
Common stock (1,857,013,000 shares issued)                          594         594         594         594           1          1
Unrealized gains (losses) on investment securities                  444        (810)        444        (810)        425       (821)
Other capital                                                     1,520       1,122       1,520       1,122       2,064      2,006
Retained earnings                                                32,505      30,793      32,505      30,793       8,927      8,194
Less common stock held in treasury                               (6,821)     (5,312)     (6,821)     (5,312)         -          -
                                                               ---------  ----------  ----------  ----------  ---------- ---------
Total share owners' equity                                       28,242      26,387      28,242      26,387      11,417      9,380
                                                               ---------  ----------  ----------  ----------  ---------- ---------
Total liabilities and equity                                   $205,002    $194,484     $55,320     $50,813    $161,504   $153,580
                                                               =========  ==========  ==========  ==========  ========== =========

See notes to Condensed Consolidated Financial Statements.  June data are unaudited.  Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                               Six months ended June 30 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1995        1994        1995        1994        1995       1994
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from operating activities
- ------------------------------------
Net earnings                                                     $3,098      $2,590      $3,098      $2,590      $1,131       $793
Adjustments for discontinued operations                              -          183          -          183          -         183
Adjustments to reconcile net earnings to cash
  provided from (used for) continuing operating activities
     Depreciation, depletion and amortization                     1,757       1,504         814         736         943        768
     Earnings retained by GECS-continuing operations                 -           -         (733)       (702)         -          -
     Deferred income taxes                                          327         760         154         316         173        444
     Decrease (increase) in GE current receivables                   11         202         (27)        241          -          -
     Increase in GE inventories                                    (804)       (676)       (804)       (676)         -          -
     Increase (decrease) in accounts payable                       (636)       (746)         35         105        (422)      (941)
     Increase (decrease) in insurance reserves                    1,116         (86)         -           -        1,116        (86)
     Provision for losses on financing
       receivables                                                  358         421          -           -          358        421
     All other operating activities                                (316)       (582)     (1,014)     (1,275)        482        785
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash from continuing operations                                   4,911       3,570       1,523       1,518       3,781      2,367
Cash from discontinued operations                                 1,202          41          -           -        1,202         41
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash provided from operating activities                           6,113       3,611       1,523       1,518       4,983      2,408
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from investing activities
- ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                        (3,724)     (2,433)       (674)       (727)     (3,050)    (1,706)
Net increase in GECS financing receivables                       (4,835)     (3,748)         -           -       (4,835)    (3,748)
Payments for principal businesses purchased                      (1,999)     (1,484)       (130)       (431)     (1,880)    (1,053)
All other investing activities                                       63       3,385         105         (55)        (63)     3,446
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash used for continuing operations                             (10,495)     (4,280)       (699)     (1,213)     (9,828)    (3,061)
Cash from discontinued operations                                    85         236          -           -           85        236
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash used for investing activities                              (10,410)     (4,044)       (699)     (1,213)     (9,743)    (2,825)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from financing activities
- ------------------------------------
Net change in borrowings (maturities 90 days or less)            (2,530)     (2,737)      2,270         896      (4,763)    (3,680)
Newly issued debt (maturities more than 90 days)                 20,382      10,946         437         520      19,945     10,426
Repayments and other reductions (maturities
  more than 90 days)                                             (9,351)     (6,361)       (705)       (492)     (8,646)    (5,869)
Disposition of GE shares from treasury                              564         343         564         343          -          -
Purchase of GE shares for treasury                               (1,986)       (287)     (1,986)       (287)         -          -
Dividends paid to share owners                                   (1,395)     (1,230)     (1,395)     (1,230)       (398)      (274)
All other financing activities                                      293         156           -           -         293        156
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash from (used for) continuing operations                        5,977         830        (815)       (250)      6,431        759
Cash used for discontinued operations                            (1,156)       (277)         -           -       (1,156)      (277)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash provided from (used for) financing activities                4,821         553        (815)       (250)      5,275        482
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Increase in cash and equivalents                                    524         120           9          55         515         65
Cash and equivalents at beginning of year                         2,591       3,056       1,373       1,536       1,218      1,520
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents at June 30                                  $3,115      $3,176      $1,382      $1,591      $1,733     $1,585
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

      2. In November 1994, GE elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody), the securities broker-dealer subsidiary of GECS, by initiating an orderly liquidation of its assets and liabilities. The financial results of Kidder, Peabody are shown as a discontinued operation in the condensed financial statements.

      3. GE adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

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

      5. GE's inventories consisted of the following:


(Dollars in millions)                                         At
                                                   ---------------------
                                                    6/30/95     12/31/94
                                                    -------     --------
Raw materials and work in process                    $3,887       $2,933
Finished goods                                        2,544        2,165
Unbilled shipments                                      227          214
                                                    -------      -------
                                                      6,658        5,312
Less Revaluation to LIFO                             (1,404)       (1,432)
                                                    -------      -------
Total inventories                                    $5,254       $3,880
                                                    =======      =======

      6. Property, plant and equipment, including equipment leased to others, consisted of the following:

(Dollars in millions)                                         At
                                                    ---------------------
                                                    6/30/95       12/31/94
                                                    -------       --------
Original cost
- - GE                                                $24,730       $22,907
- - GECS                                               20,379        18,763
                                                    -------        -------
Total                                                45,109         41,670
                                                    -------        -------
Accumulated depreciation and amortization
- - GE                                                 14,642        13,382
- - GECS                                                5,429         4,823
                                                    -------        -------
Total                                                20,071         18,205
                                                    -------        -------

7. GE's authorized common stock consisted of 2,200,000,000 shares having a par value of $0.32 each. Average shares outstanding for the second quarter of 1995 and 1994 were 1,688,152,513 and 1,710,380,465, respectively.
Average shares outstanding for the first six months of 1995 and 1994 were 1,694,090,647 and 1,709,354,523, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- SECOND QUARTER OF 1995 COMPARED WITH SECOND QUARTER OF 1994

      General Electric Company achieved record earnings for the second quarter of 1995. On a continuing operations basis, earnings per share increased 12% to $1.02 from last year's comparable $0.91, and earnings increased 11% to $1.726 billion from last year's comparable $1.554 billion. Earnings per share grew faster than earnings, reflecting the cumulative impact of $1.7 billion of shares repurchased under a two-year, $5 billion share repurchase program.

      Net earnings of $1,726 million in the second quarter of 1995 were up 13% compared with the previous year's reported $1,522 million, which included the results of discontinued operations. Earnings per share increased 15% to $1.02 from $0.89.

      Consolidated revenues totaled $17.8 billion, up 19% from the comparable $14.9 billion in the second quarter of last year. Ten businesses reported higher revenues, with six achieving double-digit increases.

      Operating margin in the second quarter of 1995 rose to a record 15.8% of sales, an improvement over last year's record 15.3%. Eight businesses reported improved operating profit with seven - led by Plastics, NBC, Aircraft Engines and Transportation - achieving double-digit increases.


SEGMENT ANALYSIS:

      The comments that follow compare revenues and operating profit by industry segment for the second quarters of 1995 and 1994.

      * Aircraft Engines operating profit was much higher than last year on flat revenues principally because of good productivity performance during the quarter.

      * Appliances reported slightly lower operating profit this year on a modest decrease in revenues, reflecting effects of lower overall industry sales following last year's very strong performance.

      * Broadcasting operating profit was substantially ahead of last year on a strong increase in revenues primarily because of strength in prime-time entertainment and the owned-and-operated stations.

      * GECS' earnings from continuing operations were $572 million, a 16% improvement from 1994's comparable $495 million. The increase was primarily attributable to growth in the Financing segment, led by strong results in Equipment Management, Consumer Services and Specialized Financing activities.

      * Industrial Products and Systems reported a strong current year increase in operating profit on considerably higher revenues. The operating profit increase was primarily attributable to productivity improvements across the segment and higher volume at Transportation Systems, Lighting and Motors which more than offset higher costs.

      * Materials operating profit was up sharply this year on strong revenue growth as higher prices, good productivity and volume growth more than offset increases in material costs.

      * Power Generation revenues increased sharply from a year ago, as a result of the second quarter 1994 acquisition of Nuovo Pignone, an Italian electrical equipment manufacturer, which was consolidated as of January 1, 1995. Operating profit was slightly lower as the contribution of Nuovo Pignone was more than offset by lower selling prices and cost inflation.

      * Technical Products and Services operating profit was slightly lower compared with a year ago on somewhat higher revenues as price declines in all geographic regions at Medical Systems more than offset volume growth and good productivity. Information Services had a substantial increase in operating profit which was attributable to higher revenues and continued productivity increases.

      * All other operating profit was flat on a slight decrease in revenues.


B.     RESULTS OF OPERATIONS -- FIRST HALF OF 1995 COMPARED WITH FIRST HALF
       OF 1994

      Earnings from continuing operations were $3,098 million in the first half, up 12% from the comparable $2,773 million in 1994's first half. Earnings per share increased 13% to $1.83 from $1.62.

      Net earnings for the first half of 1995 were $3,098 million, or $1.83 per share, compared with $2,590 million, or $1.52 per share, in the first half of 1994.

      Consolidated revenues for the first six months of 1995 aggregated $32.9 billion, up 19% from the comparable $27.7 billion in 1994's first half. GE's sales of goods and services were 12% higher as Plastics, Power Systems, NBC, Transportation and Lighting all reported double-digit increases. The revenue growth was largely attributable to improvements in the volume of goods and services sold and the impact of the Nuovo Pignone consolidation in 1995.

      Operating margin in the first half of 1995 was 14.5% of sales, an improvement over last year's 14.0%. The improvement in operating margin was led by Plastics, NBC, Aircraft Engines and Electrical Distribution and Control.


SEGMENT ANALYSIS:

      The following comments compare revenues and operating profit by industry segment for the first half of 1995 with the same period of 1994.

      * Aircraft Engines reported much higher operating profit on revenues that were about the same as in 1994 reflecting productivity gains and improved volume in commercial and military spares.

      * Appliances reported somewhat higher operating profit on flat revenues, reflecting primarily improved productivity performance following very strong industry results in the prior year.

      * Broadcasting operating profit was up sharply over last year on much higher revenues, primarily because of strong performances in prime-time entertainment and in the owned-and-operated stations.

      * GECS' earnings from continuing operations were up 16% to $1,131 million. The increase was primarily attributable to growth in the Financing segment, lead by strong results in Equipment Management and Consumer Services.

      * Industrial Products and Systems operating profit was well ahead of 1994's first half on considerably higher revenues. The increase in operating profit was the result of continuing productivity improvements across the segment and higher volume at Transportation Systems, Lighting and Motors, which more than offset higher costs.

      * Materials revenues and operating profit increased sharply in the first half as higher prices, good productivity and volume growth more than offset increases in material costs.

      * Power Generation operating profit was about the same as a year ago despite a substantial increase in revenues resulting from the consolidation of Nuovo Pignone. The operating profit contribution of Nuovo Pignone was offset by continued cost inflation and selling price decreases.

      * Technical Products and Services operating profit was slightly lower compared with a year ago on somewhat higher revenues. Medical Systems operating profit was somewhat lower on a modest increase in revenues as continuing pricing pressures more than offset productivity and volume growth. Information Services had a good increase in operating profit on somewhat higher revenues, reflecting continued worldwide growth in electronic commerce services and the effects of productivity.

      * All other operating profit increased considerably on higher revenues, reflecting higher levels of licensing income compared with the first half of 1994.


C. FINANCIAL CONDITION

      With respect to the Condensed Statement of Financial Position, consolidated assets of $205.0 billion at June 30, 1995, were $10.5 billion higher than the $194.5 billion at December 31, 1994.

      GE's assets were $55.3 billion at June 30, 1995, an increase of $4.5 billion from December 31, 1994. The increase was principally attributable to an increase of $2.0 billion in the investment in GECS, primarily as a result of GECS' earnings, net of dividends, and the effect of a $1.3 billion, after-tax, increase in the market value of GECS' marketable securities. The second factor in the increase in total assets was inventories, reflecting principally the effect of the consolidation of Nuovo Pignone and normal seasonal increases in several other GE businesses.

      GECS' assets from continuing operations increased by $14.5 billion from the end of 1994, principally as a result of higher levels of financing receivables and investment securities. GE Capital's financing receivables, which aggregated $84.5 billion, net of reserves, at the end of the second quarter, increased $8.1 billion from the year-end 1994 level of $76.4 billion. The increase resulted from acquisitions of businesses and portfolios as well as origination volume. Management believes that GE Capital's reserves of $2.3 billion (2.63% of the receivables balance at June 30, 1995 - the same as year-end 1994) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Investment securities increased $2.6 billion during the first half of 1995, largely the result of increases in the market value of GECS' marketable securities.

      Consolidated liabilities of $174.2 billion at June 30, 1995, were $7.9 billion higher than the year-end 1994 balance of $166.3 billion. GE's liabilities were up $2.6 billion; GECS' liabilities increased $5.2 billion.

      GE's total borrowings were $5.6 billion ($3.5 billion short-term and $2.1 billion long-term) at June 30, 1995, an increase of $2.0 billion from December 31, 1994. GE's ratio of debt to total capital at the end of June 1995 was 16.3% compared with 11.9% at the end of last year and 17.6% at June 30, 1994.

      GECS' liabilities from continuing operations increased by $11.7 billion, principally because of the additional $9.0 billion of borrowings to finance acquisitions and asset growth. Short-term borrowings decreased by $2.6 billion to $54.5 billion and long-term borrowings increased by $11.6 billion to $45.9 billion, reflecting a shift in the financing mix to longer-term debt. Deferred income taxes increased by $1.0 billion to $5.9 billion, principally because of the $0.7 billion tax impact of the increase in market value of investment securities discussed previously.

      Assets of discontinued securities broker-dealer operations decreased by $6.6 billion from year-end 1994 and liabilities decreased by $6.5 billion, reflecting the continued orderly liquidation of the remaining assets of Kidder, Peabody.

      With respect to cash flows, consolidated cash and equivalents were $3.1 billion at June 30, 1995, an increase of $0.5 billion during the first half of 1995. Cash and equivalents were $3.2 billion at June 30, 1994, an increase of $0.1 billion during last year's first half.

      GE's cash and equivalents were $1.4 billion at June 30, 1995, and at December 31, 1994. During the first half of 1995, cash from operating activities totaled $1.5 billion, despite the use of (a) $1.0 billion for "all other activities," which consisted of the net result of numerous changes (none of which was significant) in all other assets and other current and noncurrent liabilities, and (b) $0.8 billion for normal seasonal increases in inventories. Cash used for investing activities ($0.7 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.8 billion) included $2.0 billion for repurchases of the Company's common stock and $1.4 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first half of last year. The dividends and share repurchases were partially offset by funds provided from a combination of higher borrowings ($2.0 billion) and disposition of GE shares from treasury ($0.6 billion).

      GE's cash and equivalents increased $0.1 billion to $1.6 billion at June 30, 1994, compared with $1.5 billion at year-end 1993. During the first half of 1994, cash from operating activities totaled $1.5 billion, despite the use of (a) $1.3 billion for "all other activities," which consisted of the net result of numerous changes (none of which was significant) in all other assets and other current and noncurrent liabilities, and (b) $0.7 billion for normal seasonal increases in inventories from inventory levels which were much lower at the end of 1993 than they had been at the end of 1992. Cash used for investing activities ($1.2 billion) primarily was attributable to investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies, and for acquisition of a majority interest in Nuovo Pignone. Cash used for financing activities ($0.3 billion) included $1.2 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first half of 1993, which was offset partially by cash from higher borrowings of $0.9 billion.

      GECS' cash and equivalents increased $0.5 billion during the first half of 1995. Cash was used primarily to fund GE Capital's growth in financing receivables ($4.8 billion), for additions to equipment that is provided to third parties on operating leases ($3.1 billion), and for acquisitions of businesses ($1.9 billion), the largest of which were certain businesses of ITT Financial, Credit De L'Est (France), Pallas Group (United Kingdom) and the remaining 50% interest in United Merchants Financing (Hong
Kong). Cash provided from operating activities totaled $5.0 billion. Cash provided from continuing financing activities resulted from increased borrowings during the first six months of 1995, which aggregated $6.5 billion.

      GECS' cash and equivalents increased $0.1 billion during the first half of 1994. Cash was used primarily to fund GE Capital's growth in financing receivables ($3.7 billion), for additions to equipment that is provided to third parties on operating leases ($1.7 billion), and for acquisitions of businesses ($1.1 billion), the largest of which was Northern Telecom Financial Corporation. Cash provided by operating activities totaled $2.4 billion. Cash of $3.4 billion was provided by "all other investing activities," principally because of a decrease in other assets ($1.5 billion), largely attributable to a reduced level of mortgages acquired for resale, and because of a net decrease ($1.8 billion) in GE Capital's other receivables and dispositions of equipment leased to others. Funds provided from continuing financing activities resulted from increased borrowings during the first six months of 1994, which aggregated $0.9 billion.


D. ACCOUNTING STANDARDS TO BE ADOPTED

      Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires among other things that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The effect of adopting SFAS No. 121 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

      SFAS No. 122, "Accounting for Mortgage Servicing Rights," requires that rights to service mortgage loans be recognized when the underlying loans are sold. The standard also requires that capitalized mortgage servicing rights be assessed for impairment by individual risk stratum based on the fair value of such rights. Management is gathering information and evaluating the requirements of SFAS No. 122, but has not determined the impact of its application on the Company's financial position or results of operations. Adoption is required by no later than the first quarter of 1996.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

      As previously reported, on September 15, 1992, Evelyn Benfield filed a shareholder derivative action in United States District Court in Cincinnati, Ohio purportedly on behalf of the Company, seeking compensatory damages and equitable relief arising out of the alleged failure to implement effective internal controls to prevent government contract fraud. The complaint names as defendants all of the current directors (except Messrs. Dammerman, Gonzalez, Penske and Warner), certain former directors, a former officer, and a former employee of the Company. Plaintiff claims, in substance, that various defendants breached their fiduciary duties to the Company under state law by either participating in or failing to prevent government contract fraud. Plaintiff's claims are based primarily upon the fact that, in July 1992, the Company pled guilty to four federal felony counts and settled a related federal False Claims Act civil suit, all of which were related to diversions of funds in connection with the Company's sale of military aircraft engines to Israel. The Company paid a fine of $9.5 million and simultaneously agreed to pay $59.5 million to settle the False Claims Act suit. On December 3, 1993, the court approved a settlement of the derivative action. Under the terms of the settlement, the Company will receive a payment of $19.5 million from an insurance policy it maintains to cover officers' liability, less plaintiff's counsel fees and expenses awarded by the court. The defendants have denied all allegations of wrongdoing, and all parties to the action have agreed that the settlement is premised upon the litigation risks associated with the claims that a single former officer non-willfully failed to implement effectively the Company's compliance policies and procedures. In agreeing to resolve this matter, plaintiff did not contest the director-defendants' position that they had lawfully discharged their duties to GE and that the Company, at all relevant times, has had in existence detailed plans and procedures designed to promote and enforce compliance with relevant laws. One share owner has appealed the United States District Court's order approving the settlement. The United States Court of Appeals for the Sixth Circuit dismissed the appeal on November 10, 1994, and on January 12, 1995, denied the share owner's petition for rehearing. The case was concluded on June 25, 1995, when the United States Supreme Court denied the shareowner's petition for a writ of certiorari.


Environmental

      As previously reported, on May 12,1989, the U.S. Environmental Protection Agency ("EPA") issued an administrative complaint against the Company alleging violation of regulations issued by EPA under the Toxic Substances Control Act ("TSCA") relating to disposal and processing of polychlorinated biphenyls ("PCBs"). The complaint seeks civil penalties of $225,000. The Company filed an answer denying the alleged violations. On February 2, 1992, an administrative Law Judge issued a decision assessing a $40,000 penalty. EPA's Appeals Board lowered the penalty to $25,000. The Company has filed an appeal. In April 1995, the Court of Appeals upheld the violation but eliminated the penalty on grounds that the EPA's regulatory interpretations were unclear.

      As previously reported, on February 12, 1990, EPA issued an administrative complaint against the Company alleging violations of regulations promulgated by EPA under TSCA relating to disposal and storage of PCBs. The complaint sought a civil penalty of $205,500. EPA subsequently issued an amended complaint adding additional allegations of unlawful use of PCBs, bringing the total civil penalty sought to $365,500. This case presented the same issues as the case discussed in the preceding paragraph. In July 1995, EPA withdrew this case with prejudice.

      As previously reported, EPA has filed five administrative complaints against GE alleging that GE's use of a system developed by GE for cleaning PCBs from electrical equipment violated a requirement of TSCA that such systems be authorized by an EPA permit. Three of the complaints include counts relating to other alleged violations of EPA regulations applicable to handling and storage of PCBs. The GE facilities which received the administrative complaints, the dates the complaints were filed, and the amounts of civil penalties sought are as follows: Houston Apparatus Service Center, September 15, 1990, $185,000; Philadelphia Apparatus Service Center, September 20, 1990, $772,000; Cleveland Apparatus Service Center,
September 25, 1990, $968,000; Chicago Apparatus Service Center, September 25, 1990, $1,107,925; Cincinnati Apparatus Service Center, September 25, 1990, $1,023,750. These cases presented the same issues as the cases discussed in the preceding two paragraphs of this environmental section. In July 1995, EPA withdrew this case with prejudice.

      As previously reported, in September of 1993, EPA notified the Company that it was seeking at least $600,000 in penalties for alleged violations of the Clean Air Act at its Lynn, Massachusetts, Aircraft Engines facility.
The allegations include the failure to undergo required permit reviews. The Company tentatively agreed to settle the matter for $400,000.

      In January 1995, the Louisiana Department of Environmental Quality announced that it was seeking a penalty of $101,884 for alleged violations of its groundwater protection act. The Company has requested a hearing and settlement discussions are underway.

      In April 1995, the New York State Department of Environmental Conservation indicated that it was seeking at least $500,000 in penalties for violations of the resource Conservation and Recovery Act at the Company's Waterford, N.Y. facility. Settlement negotiations are underway.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The annual meeting of Share Owners of General Electric Company was held on April 26, 1995.

       (b) All director nominees were elected.

       (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

PROPOSALS AND VOTE TABULATIONS


                                           Votes Cast
                                     -----------------------                  Broker
                                    For            Against     Abstain     Non-votes
                                    ---            -------     -------     ---------
MANAGEMENT PROPOSALS

Approval of the appointment
      of independent
      auditors for 1995       1,399,085,544     10,555,444   7,124,258             0

SHARE OWNER PROPOSALS

(1)   Relating to prior
      government service         37,663,133  1,174,317,325  42,911,303   161,873,495

(2)   Relating to GE's nuclear
      power business             38,261,216  1,117,300,600  99,329,945   161,873,495

(3)   Relating to radioactive
      waste and
      decommissioning            38,455,515  1,116,029,044 100,407,202   161,873,495

(4)   Relating to NBC
      programming                83,395,739  1,065,603,254 105,892,768   161,873,495

(5)   Relating to Maquiladoras  101,217,503  1,038,395,328 115,278,930   161,873,495

(6)   Relating to community
      reinvestment at
      GE Capital                 46,820,154  1,118,685,761  89,385,846   161,873,495


            ELECTION OF DIRECTORS


            Director                    Votes Received       Votes Withheld
            --------                    --------------       --------------
            H. Brewster Atwater, Jr.     1,410,870,287            5,894,969
            D. Wayne Calloway            1,410,892,506            5,872,750
            Silas S. Cathcart            1,408,372,101            8,393,155
            Dennis D. Dammerman          1,410,779,830            5,985,426
            Lawrence E. Fouraker         1,409,290,601            7,474,655
            Paolo Fresco                 1,410,684,728            6,080,528
            Claudio X. Gonzalez          1,410,645,733            6,119,523
            Robert E. Mercer             1,407,911,746            8,853,510
            Gertrude G. Michelson        1,409,627,284            7,137,972
            Roger S. Penske              1,410,646,653            6,118,603
            Barbara Scott Preiskel       1,409,172,829            7,592,427
            Frank H. T. Rhodes           1,410,063,483            6,701,773
            Andrew C. Sigler             1,410,657,019            6,108,237
            Douglas A. Warner III        1,410,852,433            5,912,823
            John F. Welch, Jr.           1,409,855,387            6,909,869

Item 6. Exhibits and Reports on Form 8-K

       a.  Exhibits

            Exhibit 11. Computation of Per Share Earnings.

            Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.

            Exhibit 27. Financial Data Schedule

       b.  Reports on Form 8-K during the quarter ended June 30, 1995.

            No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          General Electric Company

                                (Registrant)





August 11, 1995      Philip D. Ameen
- ---------------      ---------------------------------------------------
    Date             Vice President and Comptroller
                     Duly Authorized Officer and Principal
                     Accounting Officer