Form 10-Q
period 1995-09-30
GENERAL ELECTRIC CO
filed 1995-11-13
CIK 40545

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

      (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                ------    ------

                          Commission file number 1-35
                                                 ----

                                   GENERAL ELECTRIC COMPANY
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             New York                                   14-0689340
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)

   3135 Easton Turnpike, Fairfield, CT                   06431-0001
   -----------------------------------                  ------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (203) 373-2211

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
Yes   x   No
     ---     ---
      There were 1,670,275,112 shares of common stock, par value of $0.32 per share, outstanding at September 30, 1995.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)

                                                                           Third quarter ended September 30 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1995        1994        1995        1994        1995       1994
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                   $7,910      $7,414      $7,919      $7,419    $     -    $     -
Sales of services                                                 2,166       1,952       2,187       1,965          -          -
Earnings of GECS from continuing operations                          -           -          711         615          -          -
GECS revenues from operations                                     7,075       5,076          -           -        7,099      5,097
Other income                                                        190         190         189         188          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                17,341      14,632      11,006      10,187       7,099      5,097
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                                5,787       5,532       5,796       5,537          -          -
Cost of services sold                                             1,495       1,393       1,516       1,406          -          -
Interest and other financial charges                              1,911       1,246         190         121       1,726      1,128
Insurance losses and policyholder and annuity benefits            1,540       1,089          -           -        1,540      1,089
Provision for losses on financing receivables                       352         186          -           -          352        186
Other costs and expenses                                          3,823       3,039       1,437       1,243       2,404      1,812
Minority interest in net earnings of
   consolidated affiliates                                           40          33          11           8          29         25
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      14,948      12,518       8,950       8,315       6,051      4,240
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Earnings from continuing operations before income taxes           2,393       2,114       2,056       1,872       1,048        857
Provision for income taxes                                         (783)       (657)       (446)       (415)       (337)      (242)
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Earnings from continuing operations                               1,610       1,457       1,610       1,457         711        615

Loss from discontinued operations net of income
    tax benefit of $86                                               -          (89)         -          (89)         -         (89)

                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $1,610      $1,368      $1,610      $1,368        $711       $526
                                                              ==========  ==========  ==========  ==========  ========== ==========
Net earnings per share
   Continuing operations                                          $0.96       $0.85
   Discontinued operations                                           -        (0.05)
                                                              ----------  ----------
   Net earnings per share                                         $0.96       $0.80
                                                              ==========  ==========
Dividends declared per share                                      $0.41       $0.36
                                                              ----------  ----------

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




Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                             Nine months ended September 30  (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1995        1994        1995        1994        1995       1994
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                  $23,578     $21,132     $23,595     $21,149    $     -    $     -
Sales of services                                                 6,958       6,505       7,026       6,537          -          -
Earnings of GECS from continuing operations                          -           -        1,842       1,591          -          -
GECS revenues from operations                                    19,193      14,151          -           -       19,268     14,220
Other income                                                        547         529         548         529          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                50,276      42,317      33,011      29,806      19,268     14,220
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                               17,136      15,506      17,153      15,523          -          -
Cost of services sold                                             4,820       4,665       4,888       4,697          -          -
Interest and other financial charges                              5,403       3,528         474         316       4,946      3,222
Insurance losses and policyholder and annuity benefits            3,854       2,561          -           -        3,854      2,561
Provision for losses on financing receivables                       710         607          -           -          710        607
Other costs and expenses                                         11,163       9,160       4,238       3,697       6,984      5,522
Minority interest in net earnings of consolidated
   affiliates                                                       125         120          43          21          82         99
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      43,211      36,147      26,796      24,254      16,576     12,011
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Earnings from continuing operations before income taxes           7,065       6,170       6,215       5,552       2,692      2,209
Provision for income taxes                                       (2,357)     (1,940)     (1,507)     (1,322)       (850)      (618)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Earnings from continuing operations                               4,708       4,230       4,708       4,230       1,842      1,591
Loss from discontinued operations net of income
    tax benefit of $212                                              -         (272)         -         (272)         -        (272)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $4,708      $3,958      $4,708      $3,958      $1,842     $1,319
                                                              ==========  ==========  ==========  ==========  ========== ==========
Net earnings per share
   Continuing operations                                          $2.79       $2.47
   Discontinued operations                                           -        (0.15)
                                                              ----------  ----------
   Net earnings per share                                         $2.79       $2.32
                                                              ==========  ==========
Dividends declared per share                                      $1.23       $1.08
                                                              ----------  ----------

See notes to Condensed Consolidated Financial Statements.  Data for 1994 have been reclassified to state the results of Kidder,
Peabody Group Inc., the securities broker-dealer subsidiary of GECS, as a discontinued operation. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.





Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                              Consolidated                GE                      GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                9/30/95    12/31/94     9/30/95    12/31/94     9/30/95   12/31/94
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents                                             $3,159      $2,591      $1,072      $1,373      $2,087     $1,218
Investment securities                                            36,820      30,965           6          93      36,814     30,872
Current receivables                                               8,248       7,527       8,357       7,807          -          -
Inventories                                                       5,229       3,880       5,229       3,880          -          -
GECS financing receivables - net                                 87,389      76,357          -           -       87,389     76,357
Other GECS receivables                                            9,700       5,763          -           -       10,063      6,012
Property, plant and equipment (including equipment
   leased to others) - net                                       24,476      23,465       9,931       9,525      14,545     13,940
Investment in GECS                                                   -           -       11,960       9,380          -          -
Intangible assets                                                12,739      11,373       6,590       6,336       6,149      5,037
Other assets                                                     25,745      23,950      12,354      12,419      13,396     11,531
Assets of discontinued securities broker-dealer operations        1,426       8,613          -           -        1,426      8,613
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total assets                                                   $214,931    $194,484     $55,499     $50,813    $171,869   $153,580
                                                              ==========  ==========  ==========  ==========  ========== ==========

Short-term borrowings                                           $60,251     $57,781      $3,985        $906     $56,278    $57,087
Accounts payable                                                  8,834       6,766       3,528       3,141       5,522      3,777
Other GE current liabilities                                      7,527       8,307       7,866       8,562          -          -
Long-term borrowings                                             49,853      36,979       2,114       2,699      47,772     34,312
Insurance reserves and annuity benefits                          34,534      29,438          -           -       34,534     29,438
Other liabilities                                                14,077      12,906       8,909       8,468       5,045      4,316
Deferred income taxes                                             7,209       5,205         403         268       6,806      4,937
Liabilities of discontinued securities broker-dealer
   operations                                                     1,813       8,868          -           -        1,813      8,868
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities                                               184,098     166,250      26,805      24,044     157,770    142,735
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Minority interest in equity of consolidated
   affiliates                                                     2,559       1,847         420         382       2,139      1,465
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Common stock (1,857,013,000 shares issued)                          594         594         594         594           1          1
Unrealized gains (losses) on investment securities                  560        (810)        560        (810)        541       (821)
Other capital                                                     1,378       1,122       1,378       1,122       2,027      2,006
Retained earnings                                                33,429      30,793      33,429      30,793       9,391      8,194
Less common stock held in treasury                               (7,687)     (5,312)     (7,687)     (5,312)         -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total share owners' equity                                       28,274      26,387      28,274      26,387      11,960      9,380
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities and equity                                   $214,931    $194,484     $55,499     $50,813    $171,869   $153,580
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


Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                       Nine months ended September 30 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1995        1994        1995        1994        1995       1994
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from operating activities
------------------------------------
Net earnings                                                     $4,708      $3,958      $4,708      $3,958      $1,842     $1,319
Adjustments for discontinued operations                              -          272          -          272          -         272
Adjustments to reconcile net earnings to cash
  provided from (used for) continuing operating activities
     Depreciation, depletion and amortization                     2,616       2,300       1,182       1,106       1,434      1,194
     Earnings retained by GECS-continuing operations                 -           -       (1,197)     (1,136)         -          -
     Deferred income taxes                                          901       1,019         237         497         664        522
     Decrease (increase) in GE current receivables                 (151)        366        (205)        514          -          -
     Increase in GE inventories                                    (779)       (846)       (779)       (846)         -          -
     Increase (decrease) in accounts payable                        206        (669)         22         480         188     (1,231)
     Increase in insurance reserves                                 679         687          -           -          679        687
     Provision for losses on financing
       receivables                                                  710         607          -           -          710        607
     All other operating activities                              (1,017)     (1,546)     (1,553)     (2,235)        658        651
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash from continuing operations                                   7,873       6,148       2,415       2,610       6,175      4,021
Cash from discontinued operations                                 1,428         692          -           -        1,428        692
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash provided from operating activities                           9,301       6,840       2,415       2,610       7,603      4,713
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from investing activities
------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                        (5,300)     (4,744)     (1,086)     (1,115)     (4,214)    (3,629)
Net increase in GECS financing receivables                       (7,528)     (6,335)         -           -       (7,528)    (6,335)
Payments for principal businesses purchased                      (3,463)     (1,874)       (238)       (560)     (3,236)    (1,314)
Proceeds from principal business dispositions                       660          -           96          -          575         -
All other investing activities                                      (10)      3,426         309          (3)       (423)     3,414
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cash used for continuing operations                             (15,641)     (9,527)       (919)     (1,678)    (14,826)    (7,864)
Cash from discontinued operations                                    92         285          -           -           92        285
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash used for investing activities                              (15,549)     (9,242)       (919)     (1,678)    (14,734)    (7,579)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from financing activities
------------------------------------
Net change in borrowings (maturities 90 days or less)            (3,402)     (3,676)      3,165       1,238      (6,535)    (4,927)
Newly issued debt (maturities more than 90 days)                 29,134      18,118         468         676      28,666     17,442
Repayments and other reductions (maturities
  more than 90 days)                                            (13,036)     (9,244)     (1,125)       (675)    (11,911)    (8,569)
Disposition of GE shares from treasury                              934         441         934         441          -          -
Purchase of GE shares for treasury                               (3,154)       (557)     (3,154)       (557)         -          -
Dividends paid to share owners                                   (2,085)     (1,846)     (2,085)     (1,846)       (645)      (455)
All other financing activities                                     (187)        112           -           -        (187)       112
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cash from (used for) continuing operations                        8,204       3,348      (1,797)       (723)      9,388      3,603
Cash used for discontinued operations                            (1,388)       (977)         -           -       (1,388)      (977)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash provided from (used for) financing activities                6,816       2,371      (1,797)       (723)      8,000      2,626
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Increase (decrease) in cash and equivalents                         568         (31)       (301)        209         869       (240)
Cash and equivalents at beginning of year                         2,591       3,056       1,373       1,536       1,218      1,520
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents at September 30                             $3,159      $3,025      $1,072      $1,745      $2,087     $1,280
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

      5. GE's inventories consisted of the following:


                                                          At
                                                ----------------------
(Dollars in millions)                             9/30/95     12/31/94
                                                 --------     --------
Raw materials and work in process                  $3,861       $ 2,933
Finished goods                                      2,448         2,165
Unbilled shipments                                    289           214
Revaluation to LIFO                                (1,369)       (1,432)
                                                 --------      --------
Total inventories                                  $5,229       $ 3,880
                                                 ========      ========

      6. Property, plant and equipment (including equipment leased to others)
- net consisted of the following:


                                                           At
                                                ------------------------
(Dollars in millions)                             9/30/95       12/31/94
                                                 --------       --------
Original cost
   -- GE                                          $24,687        $22,907
   -- GECS                                         19,997         18,763
                                                 --------       --------
   Total                                           44,684         41,670
                                                 --------       --------
Accumulated depreciation and amortization
   -- GE                                           14,756         13,382
   -- GECS                                          5,452          4,823
                                                 --------       --------
   Total                                           20,208         18,205
                                                 --------       --------
Property, plant and equipment - net
   -- GE                                            9,931          9,525
   -- GECS                                         14,545         13,940
                                                 --------       --------
   Total                                          $24,476        $23,465
                                                 ========       ========

      7. GE's authorized common stock consisted of 2,200,000,000 shares having a par value of $0.32 each. Average shares outstanding for the third quarter of 1995 and 1994 were 1,676,351,203 and 1,711,013,810, respectively. Average shares outstanding for the first nine months of 1995 and 1994 were 1,688,136,763 and 1,709,430,954, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- THIRD QUARTER OF 1995 COMPARED WITH THIRD QUARTER OF 1994

      General Electric Company achieved record third quarter earnings in 1995, with another double-digit increase. On a continuing operations basis, earnings per share increased 13% to $0.96 from last year's comparable $0.85, and earnings increased 11% to $1,610 million from last year's comparable $1,457 million.

      Net earnings of $1,610 million in the third quarter of 1995 were up 18% compared with the previous year's reported $1,368 million, which included the loss from discontinued operations. Earnings per share increased 20% to $0.96 from $0.80.

      Earnings per share grew faster than earnings, reflecting the cumulative impact of $2.6 billion of shares purchased under a two-year, $5 billion share repurchase program.

      Consolidated revenues, including acquisitions, rose to $17.3 billion, an increase of 19% over last year's third quarter. Eleven of GE's twelve businesses reported higher revenues, with six businesses -- led by GE Capital Services, NBC and Plastics -- achieving double-digit increases.

      Operating margin in the third quarter of 1995 rose to 13.4%, up from last year's 12.8%. Five businesses -- led by NBC, Plastics and Aircraft Engines -- achieved double-digit increases in operating profit. NBC's improved performance resulted from better advertising markets and improved ratings. Plastics and Aircraft Engines results benefited from higher revenues and improved productivity. As expected, market conditions resulted in lower operating profit at Power Systems.

      Earnings from continuing operations at GECS were $711 million, up 16% from last year's comparable $615 million. The improved performance was led by strong growth in its Specialized Financing, Specialty Insurance and Equipment Management activities.

SEGMENT ANALYSIS:

      The comments that follow compare revenues and operating profit by industry segment for the third quarters of 1995 and 1994.

      * Aircraft Engines operating profit was much higher than last year on slightly higher revenues as good productivity performance and improved volume, principally in commercial and military spares, more than offset continued price declines.

      * Appliances reported somewhat lower operating profit on flat revenues. Operating profit declined principally because this quarter's increases in commodity prices and other material costs more than offset productivity improvements.

      * Broadcasting operating profit was substantially ahead of last year on a strong increase in revenues, primarily the result of an improved advertising market and excellent ratings, particularly in prime time.

      * GECS net earnings were up 16% to $711 million, primarily as a result of strong performances in Specialized Financing, Specialty Insurance and Equipment Management activities.

      * Industrial Products and Systems reported much improved operating profit compared with last year on somewhat higher revenues. The increase in operating profit was principally attributable to productivity improvements across the segment, particularly at Transportation and Electrical Distribution & Control, as well as higher volume and improved pricing in most businesses, the combination of which more than offset the effects of cost increases.

      * Materials operating profit increased significantly this year on considerably higher revenues as price increases, particularly in resins, more than offset the effects of higher material costs.

      * Power Generation reported considerably higher revenues, reflecting this year's consolidation of Nuovo Pignone. Operating profit was much lower as the effects of adverse market conditions more than offset the contribution of Nuovo Pignone.

      * Technical Products & Services operating profit was down considerably this year on a slight decrease in revenues as price declines and cost inflation across the segment more than offset the effects of productivity.

      * All other operating profit and revenues were somewhat lower than the prior year principally as a result of lower licensing revenues.

B. RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1995 COMPARED WITH FIRST NINE MONTHS OF 1994

      Earnings from continuing operations were $4,708 million in the first nine months, up 11% from the comparable $4,230 million in 1994's first nine months. Earnings per share increased 13% to $2.79 from $2.47.

      Net earnings for the first nine months of 1995 were $4,708 million, or $2.79 per share, compared with $3,958 million, or $2.32 per share, in the first nine months of 1994.

      Earnings per share grew faster than earnings, reflecting the cumulative impact of $2.6 billion of shares purchased under a two-year, $5 billion share repurchase program.

      Consolidated revenues for the first nine months of 1995 aggregated $50.3 billion, up 19% from the comparable $42.3 billion in 1994's first nine months. GE's sales of goods and services were 11% higher as Plastics, Power Systems, NBC, Transportation and Lighting all reported double-digit increases. The sales growth was largely attributable to improvements in the volume of goods and services sold and the impact of the Nuovo Pignone consolidation in 1995.

      Operating margin in the first nine months of 1995 was 14.2% of sales, an improvement over last year's 13.6%. The improvement in operating margin was led by Plastics, Aircraft Engines, NBC, and Electrical Distribution and Control.

SEGMENT ANALYSIS:

      The following comments compare revenues and operating profit by industry segment for the first nine months of 1995 with the same period of 1994.

      * Aircraft Engines reported much higher operating profit on a modest increase in revenues. The improved operating profit reflected productivity gains as well as the effects of higher volume in commercial and military spares.

      * Appliances had slightly higher operating profit on flat revenues, primarily as a result of improved productivity offset by cost increases.

      * Broadcasting operating profit was up sharply over last year on much higher revenues, primarily because of strong performances in prime-time entertainment and in the owned-and-operated stations.

      * GECS earnings from continuing operations were up 16% to $1,842 million. The increase was primarily attributable to strong results in Equipment Management, Specialized Financing, Specialty Insurance and Consumer Services activities.

      * Industrial Products and Systems operating profit was well ahead of last year on a good increase in revenues. The increase in operating profit was the result of continuing productivity improvements across the segment and higher volume at Transportation, Lighting and Motors, which more than offset higher costs.

      * Materials operating profit was up sharply on a strong increase in revenues. The operating profit improvement was primarily attributable to higher prices, good productivity and volume growth, which more than offset increases in material costs.

      * Power Generation operating profit was lower than a year ago despite a strong increase in revenues resulting from the consolidation of Nuovo Pignone. The operating profit contribution of Nuovo Pignone was more than offset by adverse market conditions, including continued cost inflation and selling price decreases.

      * Technical Products and Services operating profit was lower than a year ago on a modest increase in revenues. Medical Systems operating profit was considerably lower on slightly higher revenues as continuing pricing pressures more than offset productivity gains. Information Services revenues and operating profit were somewhat higher, reflecting continued worldwide growth in electronic commerce services and the effects of productivity.

      * All other operating profit was somewhat higher on a modest increase in revenues, reflecting principally higher levels of licensing income compared with the first nine months of 1994.

C. FINANCIAL CONDITION

      With respect to the Condensed Statement of Financial Position, consolidated assets of $214.9 billion at September 30, 1995, were $20.4 billion higher than the $194.5 billion at December 31, 1994.

      GE assets were $55.5 billion at September 30, 1995, an increase of $4.7 billion from December 31, 1994. The increase was principally attributable to an increase of $2.6 billion in the investment in GECS, primarily as a result of GECS earnings, net of dividends, and the effect of a $1.4 billion after-tax increase in the market value of GECS marketable securities. The second factor in the increase in total assets was inventories, resulting from the consolidation of Nuovo Pignone and normal seasonal increases in several other GE businesses.

      GECS assets from continuing operations increased by $25.5 billion from the end of 1994, principally as a result of higher levels of financing receivables and investment securities. GE Capital's financing receivables, which aggregated $87.4 billion, net of reserves, at the end of the third quarter, increased $11.0 billion from the year-end 1994 level of $76.4 billion. The increase resulted primarily from origination volume ($6.6 billion) as well as acquisitions of businesses and portfolios, the largest of which were ITT Financial Corporation ($1.3 billion) and Credit de l'Est ($1.0 billion). Management believes that GE Capital's reserves of $2.4 billion (2.63% of the receivables balance at September 30, 1995 - the same as year-end
1994) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Investment securities increased $5.9 billion during the first nine months of 1995, largely the result of increases in the market value of GECS' marketable securities ($2.2 billion) and the effect of acquisitions, principally Frankona Reinsurance($2.1 billion) and Achen Reinsurance ($0.9 billion).

      Consolidated liabilities of $184.1 billion at September 30, 1995, were $17.8 billion higher than the year-end 1994 balance of $166.3 billion. GE liabilities were up $2.8 billion; GECS liabilities increased $15.0 billion to $157.8 billion.

      GE total borrowings were $6.1 billion ($4.0 billion short-term and $2.1 billion long-term) at September 30, 1995, an increase of $2.5 billion from December 31, 1994. The ratio of debt to total capital for GE at the end of September 1995 was 17.5% compared with 11.9% at the end of last year and 18.1% at September 30, 1994.

      GECS liabilities from continuing operations increased by $22.1 billion, principally because of the additional $12.7 billion of borrowings to finance acquisitions and asset growth. Short-term borrowings decreased by $0.8 billion to $56.3 billion and long-term borrowings increased by $13.5 billion to $47.8 billion, reflecting a continuing shift in the financing mix to longer-term debt. Insurance reserves and annuity benefits increased $5.1 billion to $34.5 billion, with almost all of the change attributable to business acquisitions. Deferred income taxes increased by $1.9 billion to $6.8 billion, principally because of the $0.8 billion tax impact of the increase in market value of investment securities discussed previously and increases in temporary differences attributable to leasing activities.

      Assets of discontinued securities broker-dealer operations decreased by $7.2 billion from year-end 1994 and liabilities decreased by $7.1 billion, reflecting the continued orderly liquidation of the remaining assets of Kidder, Peabody.

      With respect to cash flows, consolidated cash and equivalents were $3.2 billion at September 30, 1995, an increase of $0.6 billion during the first nine months of 1995. Cash and equivalents were $3.0 billion at September 30, 1994, about the same as at the beginning of the year.

      GE's cash and equivalents were $1.1 billion at September 30, 1995, a decrease of $0.3 billion from $1.4 billion at December 31, 1994. During the first nine months of 1995, cash from operating activities totaled $2.4 billion, despite the use of (a) $1.5 billion for "all other operating activities," more than half of which was attributable to a reduction in progress collections and (b) $0.8 billion for normal seasonal increases in inventories discussed previously. Cash used for investing activities ($0.9 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.8 billion) included $3.2 billion for repurchases of the Company's common stock and $2.1 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first nine months of last year. Cash used for dividends and share repurchases was, in part, provided from a combination of proceeds from both higher borrowings ($2.5 billion) and disposition of GE shares from treasury ($0.9 billion).

      GE's cash and equivalents increased $0.2 billion to $1.7 billion at September 30, 1994, compared with $1.5 billion at year-end 1993. During the first nine months of 1994, cash provided from operating activities equaled the comparable amount of $2.6 billion at year-end 1993, despite the use of $2.2 billion for "all other operating activities" which was the net result of numerous, relatively small changes in all other assets and other current and noncurrent liabilities. Cash used for investing activities ($1.7 billion) primarily was attributable to investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies, and for acquisition of a majority interest in Nuovo Pignone. Cash used for financing activities ($0.7 billion) included $1.8 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first nine months of 1993, and $0.1 billion for net repurchases of GE shares for treasury. The combination of these two items was offset partially by cash provided from higher borrowings of $1.2 billion.

      GECS' cash and equivalents increased $0.9 billion during the first nine months of 1995. Cash was used primarily to fund GE Capital's growth in financing receivables ($7.5 billion), for additions to equipment that is provided to third parties on operating leases ($4.2 billion), and for acquisitions of businesses ($3.2 billion), the largest of which were certain businesses of ITT Financial Corporation, Credit de l'Est (France), Frankona Reinsurance (Germany), Australian Retail Financial Network (Australia), Pallas Group (United Kingdom) and the remaining 50% interest in United Merchants Finance Limited (Hong Kong). Cash provided from operating activities totaled $7.6 billion. Cash provided from continuing financing activities was $9.4 billion, principally the result of increased borrowings during the first nine months of 1995.

      GECS' cash and equivalents decreased $0.2 billion during the first nine months of 1994. Cash was used primarily for investing activities: to fund GE Capital's growth in financing receivables ($6.3 billion); for additions to equipment that is provided to third parties on operating leases ($3.6 billion); and for acquisitions of businesses ($1.3 billion), the largest of which was Northern Telecom Finance Corporation. Cash of $3.4 billion was provided by "all other investing activities," principally as a result of dispositions of GE Capital's equipment leased to others ($2.0 billion) and a reduced level of other assets ($1.6 billion) which was largely attributable to a reduced level of mortgages acquired for resale. Cash provided by operating activities totaled $4.7 billion. Cash provided from increased borrowings during the first nine months of 1994 aggregated $3.9 billion.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

       As previously reported, following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations, which are ongoing, relating to the false trading profits. Also, two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors (other than Mr. Dammerman, Mr. Opie and Mr. Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief. The defendants' time for responding to these complaints was extended until 45 days after the plaintiffs' March 6, 1995, filing of an amended consolidated complaint. The Company and the director defendants have moved to dismiss the consolidated complaint. In addition, various shareholders of the Company have filed purported class action suits claiming that the Company, and certain of its directors and officers, among others, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993. The defendants have filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against the Company, but denied the motion to dismiss the complaint against Kidder.


ENVIRONMENTAL

      As previously reported, in April of 1995 the New York State Department of Environmental Conservation indicated that it was seeking at least $500,000 in penalties for violations of the Resource Conservation and Recovery Act at the Company's Waterford, N.Y. facility. In September of 1995 a settlement was reached whereby the Company agreed to fund $1.2 million in Supplemental Environmental Projects.

      As previously reported, in November of 1994 the Florida Department of Environmental Protection indicated that it would seek $326,000 in penalties for alleged violations of the Resource Conservation and Recovery Act. In August of 1995, the Company agreed to settle the matter for $112,134 in penalties. The Company also agreed to reimburse $25,000 in costs.

      In August of 1995, the Georgia Department of Natural Resources issued a draft Corrective Action Consent Order seeking $100,000 in penalties for violations of the Georgia Hazardous Waste Rules at the Company's Rome, Georgia facility. Settlement negotiations are underway.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits

            Exhibit 11. Computation of Per Share Earnings.

            Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.

            Exhibit 27. Financial Data Schedule

       b.  Reports on Form 8-K during the quarter ended September 30, 1995.

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           General Electric Company

                                 (Registrant)





November 13, 1995    Philip D. Ameen
-----------------    ---------------------------------------------------
      Date           Vice President and Comptroller
                     Duly Authorized Officer and Principal
                     Accounting Officer