Form 10-Q/A
period 1995-09-30
GENERAL ELECTRIC CO
filed 1995-11-14
CIK 40545

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                  AMENDMENT # 1
      (Mark One)

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





November 14, 1995    Philip D. Ameen
-----------------    ---------------------------------------------------
      Date           Vice President and Comptroller
                     Duly Authorized Officer and Principal
                     Accounting Officer