Form 10-K405
period 1995-12-31
GENERAL ELECTRIC CO
filed 1996-03-20
CIK 40545

SECTIONS

Business                                                         2
Properties                                                      18
Legal Proceedings                                               19
Submission of Matters to a Vote of Security Holders             23
Market for Stock                                                23
Selected Financial Data                                         24
Management's Discussion                                         24
Financial Statements                                            24
Disagreements                                                   24
Directors and Executive Officers                                25
Executive Compensation                                          26
Security Ownership                                              26
Certain Relationships                                           26
Exhibits, Financial Statement Schedules                         27
Signatures                                                      32
Differences Letter                                            F-41

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)

(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995   Commission file number 1-35

                                    or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                                  ---------        --------


                         GENERAL ELECTRIC COMPANY
            (Exact name of registrant as specified in charter)

           New York                              14-0689340
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

3135 Easton Turnpike, Fairfield, CT        06431-0001     203/373-2211
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

      There were 1,662,526,982 shares of common stock with a par value of $0.32 outstanding at March 3, 1996. These shares, which constitute all of the voting stock of the registrant, had an aggregate market value on March 3, 1996, of $127.8 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

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
Yes  x  No
    ---     ---


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   x
                                          ---

DOCUMENTS INCORPORATED BY REFERENCE

      The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 24, 1996, is incorporated by reference in Part III to the extent described therein.

                                  PART I

ITEM 1. BUSINESS

GENERAL

      Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 45 of the 1995 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 25 through 64 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1995 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.

      General Electric's address is 1 River Road, Schenectady, NY 12345-6999; the Company also maintains executive offices at 3135 Easton Turnpike, Fairfield, CT 06431-0001.

      The "Company" (General Electric Company and consolidated affiliates) is one of the largest and most diversified industrial corporations in the world. From the time of General Electric's incorporation in 1892, the Company has engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity. Over the years, development and application of related and new technologies have broadened considerably the scope of activities of the Company and its affiliates. The Company's products include, but are not limited to, lamps and other lighting products; major appliances for the home; industrial automation products and components; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear reactors, nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; materials, including plastics, silicones and superabrasives; and a wide variety of high-technology products, including products used in medical diagnostic applications.

      The Company also offers a wide variety of services, including product support services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. The National Broadcasting Company, Inc.
(NBC), a wholly-owned subsidiary, is engaged principally in furnishing network television services, in operating television stations, and in providing cable programming and distribution services in the United States, Europe, Asia and Latin America. Through another wholly-owned subsidiary, General Electric Capital Services, Inc. (GECS), and its two principal subsidiaries, the Company offers a broad array of financial services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, annuity and mutual fund sales, specialty insurance and reinsurance. Other services offered by GECS include satellite communications furnished by its subsidiary, GE Americom, Inc. The Company also licenses patents and provides technical services related to products it has developed, but such activities are not material to the Company.

      In November 1994, GE elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody), the GECS securities broker-dealer, by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, GE received securities of Paine Webber Group Inc. in exchange for certain broker-dealer assets and operations. Principal activities that were discontinued included securities underwriting; sales and trading of equity and fixed income securities; financial futures activities; advisory services for mergers, acquisitions and other corporate finance matters; merchant banking; research services; and asset management. This liquidation was substantially complete as of December 31, 1995. GE's Aerospace business segment, its subsidiary GE Government Services, Inc., and a component of GE that operated Knolls Atomic Power Laboratory under contract with the U.S. Department of Energy (together, GE Aerospace) were transferred on April 2, 1993, to a new company controlled by the shareholders of Martin Marietta Corporation (a predecessor company of Lockheed Martin Corporation). The businesses transferred provided high-technology products and services, such as automated test systems, electronics, avionic systems, computer software, armament systems, military vehicle equipment, missile system components, simulation systems, spacecraft, communication systems, radar, sonar, systems integration, and a variety of specialized services for government customers. Kidder, Peabody and GE Aerospace have been classified as discontinued operations in the 1995 Annual Report to Share Owners and throughout this report.

      Aggressive and able competition is encountered worldwide in virtually all of the Company's business activities. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, it is believed that, in general, GE has a leadership position (i.e., number one or number two) in most major markets served. The NBC Television Network is one of four major national commercial broadcast television networks. It also competes with two newly launched commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which

GE Capital Services engages are subject to vigorous competition from various types of financial institutions, including commercial banks, thrifts, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

      GE has substantial export sales from the United States. In addition, the Company has majority, minority or other joint venture interests in a number of non-U.S. companies engaged primarily in manufacturing and distributing products and providing nonfinancial services similar to those sold within the United States. GECS' financial services operations outside the United States have expanded considerably over the past several years.


INDUSTRY SEGMENTS

      The Company's operations are highly decentralized. The basic organization of the Company's continuing operations consists of 12 key businesses, which contain management units of differing sizes. For industry segment reporting purposes, the businesses are aggregated by the principal industries in which the Company participates. This aggregation is on a worldwide basis, which means that the operations of multi-industry non-U.S. affiliates' are classified by appropriate industry segment.

      Financial information on consolidated industry segments is presented on page 35 of the 1995 Annual Report to Share Owners in two parts: one for GE that includes GECS in the All Other segment on a one-line basis in accordance with the equity method of accounting, and one for GECS as a separate entity. For GE, five of the 12 key businesses (Aircraft Engines, Appliances, Power Systems, Plastics and NBC) represent individual segments (namely, Aircraft Engines, Appliances, Power Generation, Materials and Broadcasting, respectively). Except for "All Other," the remaining businesses are aggregated by the two industry segments in which they participate (Industrial Products and Systems, and Technical Products and Services). The All Other segment consists primarily of GECS' earnings, discussed above, and revenues derived from licensing use of GE technology to others. For GECS, revenues and operating profit are presented separately by the two industry segments in which it conducts its business (Financing and Specialty Insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data.

      Additional financial data and commentary on recent operating results for industry segments are reported on pages 34-37 of the 1995 Annual Report to Share Owners. Further details can be found in note 27 (pages 60 and 61 of that Report) to the consolidated financial statements. These data and comments are for General Electric Company's continuing operations, except as otherwise indicated, and should be referred to in conjunction with the summary description of each of the industry segments which follows.


AIRCRAFT ENGINES

      Aircraft Engines (8.7%, 9.5% and 11.8% of consolidated revenues in 1995, 1994 and 1993, respectively) produces, sells and services jet engines and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced jointly by GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series and the new 737-600X/- 700/-800 series; Airbus Industrie's A319, A320, A321 and A340 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747 and 767 series, Airbus Industrie's A300, A310 and A330 series, and McDonnell Douglas' DC-10 and MD-11 series. The GE90 engine, which was certified by the Federal Aviation Administration in February 1995, is used to power Boeing's new 777 series twin-engine aircraft. The Company also produces jet engines for executive aircraft and regional commuter aircraft, and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. The Company also provides maintenance and repair services for many models of engines, including engines manufactured by competitors.

      The worldwide competition in aircraft jet engines is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are also important in this segment. Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of airframes. Sales of replacement parts and services are an important part of the business. Aircraft engine orders tend to follow military and airline procurement cycles, although cycles for military and commercial engine procurements are different. U.S. procurements of military jet engines are affected by the government's response to changes in the global political and economic outlook. New aircraft and engines are also sold to commercial leasing enterprises, which invest in and provide such equipment to airlines.

      In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have, or be able to establish, a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guaranties (principally guaranties) amounting to $1.4 billion at year-end 1995, and had entered into commitments totaling $1.5 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guaranties exceeded the related account balances or guarantied amounts at December 31, 1995.

      For current information about Aircraft Engines orders and backlog, see page 34 of the 1995 Annual Report to Share Owners.


APPLIANCES

      Appliances (8.5%, 9.9% and 10.0% of consolidated revenues in 1995, 1994 and 1993, respectively) manufactures and/or markets a single class of product - major appliances - that includes refrigerators, electric and gas ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, and room air conditioning equipment. These are sold under GE, Hotpoint, RCA, Monogram and Profile brands as well as under private brands for retailers. GE microwave ovens and room air conditioners are mainly sourced from Asian suppliers while investment in Company-owned U.S. facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for the replacement market. Such sales are through a variety of retail outlets. The other principal market consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. service network that supports its appliance business.

      Appliances continues to increase its operating presence in the global business arena and participates in numerous manufacturing and distribution joint ventures around the world. In 1995, an agreement was reached with Kojima, Japan's second largest electronics retailer, to sell GE appliances directly into the retail market in Japan at a lower ultimate cost to consumers. In 1993, a joint venture, Godrej-GE, was formed with India's largest appliance manufacturer, Godrej & Boyce Ltd. Also in 1993, Mabe, a joint venture in Mexico that produces high-quality gas ranges for the Mexican and U.S. markets, completed a new top-mount refrigerator facility and opened a new technology center.

      Markets for appliances are influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is cost; considerable competitive emphasis is placed on minimizing manufacturing and distribution costs and on reducing cycle time from order to product delivery. Other significant factors include brand recognition, quality, features offered, innovation, customer responsiveness and appliance service capability. A number of processes, such as Quick Response, New Product Introduction and Quick Market Intelligence, have been implemented to improve GE's competitiveness in these areas. An example of a significant initiative is "Save the Park," a joint initiative between management and unions, which was implemented during 1993 at Appliance Park in Louisville, Ky., to streamline processes, improve quality, realize significant savings and, ultimately, prevent relocation to alternative sites. In 1995, two major investment projects related to that initiative were completed: a $70 million upgrade of the large top-mount refrigeration plant and a $100 million redesign of the home laundry plant.


BROADCASTING

      Broadcasting (5.6% of consolidated revenues in 1995, 1994 and 1993) consists primarily of the National Broadcasting Company (NBC). NBC's principal businesses are the furnishing within the United States of network television services to affiliated television stations, the production of live and recorded television programs, the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations, the operation of five cable/satellite networks around the world, and investment and programming activities in multimedia and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 200 affiliated stations within the United States. At December 31, 1995, NBC owned and operated six television stations located in Chicago; Los Angeles; Miami; New York; Philadelphia; and Washington, D.C. In 1995, NBC announced the purchase of Outlet Communications, Inc. and its three television stations serving Columbus, Ohio; Providence, R.I.; and Raleigh, N.C. That acquisition was completed in February 1996. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through its ownership of CNBC, America's Talking, NBC Super Channel, Canal de Noticias NBC and CNBC Asia, as well as equity investments in Arts and Entertainment, Court TV, American Movie Classics, Bravo, Prime Network and regional Sports Channels across the United States. In 1995, NBC launched NBC Digital Publishing, which publishes CD-ROMs, and NBC Online Ventures, which establishes news, sports and entertainment sites on the World Wide Web and Microsoft Network. Internationally, NBC launched CNBC Asia, the first 24-hour business news channel to be broadcast live from three continents. Also in 1995, NBC secured United States television rights to the 2000, 2002, 2004, 2006 and 2008 Olympics. Further, NBC completed a transaction with CBS, Inc. (CBS) that involved an exchange of the assets of NBC's Denver station for the assets of the CBS station in Philadelphia, as well as an exchange of signals and transmitters in Miami. The transaction also involved the sale to CBS of NBC's station in Salt Lake City. In addition, NBC and Microsoft Corporation announced their intent to create two joint ventures, a 24-hour news and information cable channel and a comprehensive interactive on-line news and information service. NBC will contribute the assets of America's Talking and NBC Desktop, and Microsoft will contribute in excess of $200 million to the joint ventures.


INDUSTRIAL PRODUCTS AND SYSTEMS

      Industrial Products and Systems (14.6%, 15.6% and 15.4% of consolidated revenues in 1995, 1994 and 1993, respectively) encompasses lighting products, electrical distribution and control equipment, transportation systems, motors, industrial automation products and GE Supply. No "similar" class of products or services within the segment approached 10% of any year's consolidated revenues during the three years ended December 31, 1995. Customers for many of these products and services include electrical distributors, original equipment manufacturers and industrial end users.

      Lighting includes a wide variety of lamps - incandescent, fluorescent, high intensity discharge, halogen and specialty - as well as outdoor lighting fixtures, wiring devices and quartz products. Markets and customers are global. In 1995, the Lighting business acquired the remaining interest in P.T. GE Angkasa Lighting in Indonesia, a joint venture that was formed the previous year. In 1994, Lighting purchased Focos S.A. in Mexico and Lindner Licht GmbH in Germany. The business also has strengthened its position in Asia with the formation of two joint ventures, GE Jiabao Lighting Company, Ltd. in China, completed in 1994, and Hitachi GE Lighting Ltd. in Japan, completed in 1993. Another Lighting venture, GE Apar Lighting Private Ltd., continued to expand with investments in new facilities and capacity in India. Markets for lighting products are extremely varied, ranging from household consumers to commercial and industrial end users and original equipment manufacturers.

      Electrical Distribution and Control includes power delivery and control products such as transformers, electricity meters, relays, capacitors and arresters sold for installation in commercial, industrial and residential facilities. In 1995, to bolster European market share and global competitiveness, Electrical Distribution and Control (ED&C) acquired a majority interest in the low voltage business of AEG, a European manufacturer. Also in 1995, GE acquired the remaining interest in the GE Power Controls joint venture in Europe and Multilin, a leading manufacturer of electronics in Canada.

      Transportation Systems includes locomotives, transit propulsion equipment, motors for drilling devices and motorized wheels for off-highway vehicles such as those used in mining operations. Locomotives are sold worldwide, principally to railroads, while markets for other products include state and urban transit authorities and industrial users. In 1995, Transportation Systems formed a joint venture with Harris Corporation, GE-Harris Railway Electronics, that will expand its market focus to include communications and logistics systems for locomotive, train and fleet control. In 1994, the business began production of its alternating current
(AC) locomotives. More than 600 of the 4,400 horsepower units are now in service on four railroads. A new 6,000 horsepower unit is under development and pre-production models are expected to be available to customers in 1996. For further information about Transportation Systems orders and backlog, see page 34 of the 1995 Annual Report to Share Owners.

      Motors and Industrial Systems includes electric motors and related products, installation, engineering and repair services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets. Electrical and electronic industrial automation products, including drive systems, are customized controls and drives for metal and paper processing, mining, utilities and marine applications. Installation, engineering and repair services include management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Motor products are used within GE and also are sold externally.
In 1995, GE formed a joint venture with Fuji Electric of Japan to jointly pursue global sales of standard drives. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. Through a 50-50 joint venture (GE Fanuc Automation Corporation) which has two operating subsidiaries (one in North America and the other in Europe), GE offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls.

      GE Supply operates a U.S. network of electrical supply houses and through its subsidiary, GE Supply Mexico, operates three supply houses in Mexico. GE Supply offers products of General Electric and other manufacturers to electrical contractors and to industrial, commercial and utility customers.

      Markets for industrial products generally lag overall economic slowdowns as well as subsequent recoveries. U.S. industrial markets are undergoing significant structural changes reflecting, among other factors, international competition and pressures to modernize productive capacity. Additional information about certain of GE's industrial businesses follows.

      Competition for lighting products comes from a number of global firms as well as from smaller regional competitors and is based principally on brand awareness, price, distribution and product innovation. The nature of lighting products and market diversity make the lighting business somewhat less sensitive to economic cycles than other businesses in this segment.

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


MATERIALS

      Materials (9.5%, 9.5% and 9.1% of consolidated revenues in 1995, 1994 and 1993, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, major appliance parts and construction materials. Products also include ABS resins, silicones, superabrasives and laminates. Market opportunities for many of these products are created by substituting resins for other materials, which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures.

      The business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, as well as other functionally equivalent, materials. The business is cyclical and is subject to variations in price and in the availability of raw materials, such as cumene, benzene and methanol. Adequate capacity to satisfy growing demand and anticipation of new product or material performance requirements are key factors affecting competition. In 1995, the business continued development of a new polycarbonate manufacturing facility in Spain that will add capacity of 130,000 tons per year and will utilized a new manufacturing process co-developed with our manufacturing partner, Mitsui Petrochemicals of Japan.


POWER GENERATION

      Power Generation (9.3%, 9.9% and 9.9% of consolidated revenues in 1995, 1994 and 1993, respectively) serves utility, industrial and governmental customers worldwide with products for the generation of electricity, with related installation, engineering and repair services and with environmental systems. Worldwide competition continues to be intense. For information about orders and backlog, see page 36 of the 1995 Annual Report to Share Owners. Gas turbines, which for the past several years have been the fastest growing part of this segment, are used principally as packaged power plants for electric utilities and for industrial cogeneration and mechanical drive applications. Through a licensing arrangement with GEC Alsthom of France, GE has access to the European gas turbine market. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. Steam turbine-generators are sold to the electric utility industry, to the U.S. Navy and, for cogeneration, to private industrial customers. Marine steam turbines also are sold to the U.S. Navy. In 1994, the business acquired an 81% interest in Nuovo Pignone, an Italian energy equipment manufacturer, further strengthening its position in Europe, North Africa, the Middle East and Asia. There have been no nuclear power plant orders in the United States since the mid-1970s. GE is currently participating in the construction of nuclear power plants in Japan. GE continues to invest in advanced technology development and to focus its resources on refueling and servicing its installed boiling-water reactors.

      As discussed in the previous paragraph, there is intense worldwide competition for power generation products and services. The markets for most power generation products and services are worldwide and as a result are sensitive to the economic and political environment of each country in which the business participates. In the United States, many power generation markets are sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of petroleum and related prices has a large impact on power generation markets.


TECHNICAL PRODUCTS AND SERVICES

      Technical Products and Services (6.3%, 7.1% and 7.5% of consolidated revenues in 1995, 1994 and 1993, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.

      Medical Systems include magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment and supporting services sold to hospitals and medical facilities worldwide. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions and joint ventures continue to expand GE Medical Systems' global activities. In 1995, the business expanded its service offerings by entering into an agreement with Columbia/HCA, the largest multi-hospital system in the United States, to manage all of its diagnostic imaging equipment service. In 1993, GE Medical Systems' increased its presence in Asia through the purchase of an x-ray manufacturer in Japan, the addition of manufacturing capacity in China, and the formation of new sales and service joint ventures in Taiwan and Thailand. Also during 1993, the business opened new facilities in Argentina, Brazil and Mexico.

      Information services are provided to over 40,000 customers around the world and to internal customers by GE Information Services (GEIS). GEIS is a leading supplier of business productivity solutions, through the combination of electronic commerce services, inter-business process consulting and trading community management. Such solutions assist customers in lowering their costs, reducing cycle times, and improving quality in purchasing, logistics, and supplier and distribution channel management. In May 1994, Ameritech Corporation, a leading telecommunications company, invested $472 million in GEIS that is intended to convert to a 30% equity position in that business in the near future.

In 1993, GEIS exercised an option to purchase the remaining shares of International Network Services, Ltd., a leading European supplier of electronic data interchange services and software.

      Serving a diversity of customers with special needs (which are rapidly changing in areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or service operations including, in certain cases, customer in-house capabilities. Technological competence and innovation, excellence in design, high product performance, quality of service and competitive pricing are among the key factors affecting competition in the markets for these products and services. Throughout the world, demands on health care providers to control costs have become much more important. Medical Systems is responding with cost-effective technologies that improve operating efficiency and clinical productivity. See page 36 of the 1995 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems' products.


ALL OTHER GE

      All Other GE consists mostly of earnings of and investment in GECS, a wholly owned consolidated affiliate, which is accounted for on a one-line basis in accordance with the equity method of accounting. Other ongoing operations (0.4% of consolidated revenues in 1995, 1994 and 1993) mainly involve licensing the use of GE's know-how and patents to others. A separate discussion of segments within GECS appears below.


GECS SEGMENTS

      GECS consists of the ownership of two principal affiliates that, together with their affiliates and other investments, constitute General Electric Company's principal financial services activities. GECS owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC) and GE Global Insurance Holding Corporation (GE Global Insurance or
GIH), the principal subsidiary of which is Employers Reinsurance Corporation (ERC).

      For industry segment purposes, Financing (27.2%, 24.8% and 22.3% of consolidated revenues in 1995, 1994 and 1993, respectively) consists solely of noninsurance activities of GE Capital; Specialty Insurance (10.6%, 8.2% and 8.7% of consolidated revenues in 1995, 1994 and 1993, respectively) consists of the activities of ERC as well as the activities of insurance entities discussed on page 15; and All Other is GECS corporate activities not identifiable with specific industry segments.

ADDITIONAL INFORMATION FOLLOWS.

      Financing activities of GE Capital, none of which individually constitutes as much as 10% of consolidated revenues, are summarized below. Very little of the financing provided by GE Capital involves products that are manufactured by GE.

      * Consumer services -- private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and annuity and mutual fund sales.

      * Specialized financing -- loans and financing leases for major capital assets, including industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buyouts, including those with high leverage, and corporate recapitalizations.

      * Equipment management -- leases, loans and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, oceangoing containers and satellites.

      * Mid-market financing -- loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, of a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

      GE Capital continues to experience broad growth from both internal sources and through acquisitions. In 1995, GE Capital's consumer services operations continued to expand its global presence through the acquisitions of SOVAC SA and Credit de l'Est (France), the Australian Retail Financial Network (Australia), the Pallas Group (United Kingdom), and the purchase of the remaining interest in United Merchants Finance Ltd. (Hong Kong). In 1994, it expanded into Japan with the acquisition of the consumer financing business of Minebea Co., Ltd., which provides a variety of consumer financial products and services, including consumer credit cards, home improvement loans, educational loans and collections. Consumer services operations also acquired Harcourt General's insurance businesses, which underwrite individual life, health, accident and credit insurance annuities. Mid-market financing acquired Northern Telecom Finance

Corporation, which provides financing to Northern Telecom's customers and dealers. In 1993, Consumer Services operations acquired GNA Corporation from Weyerhauser Company and Weyerhauser Financial Services, Inc. and United Pacific Life Insurance Company from Reliance Insurance Company and its parent, Reliance Group Holdings, Inc. Together, these two acquisitions constitute GECS' annuity business, a business that writes and markets tax-deferred annuities and sells proprietary and third-party mutual funds through independent agents and financial institutions. Other 1993 acquisitions expanded GECS' financial services activities in Europe, Scandinavia and Canada.

      GE Capital's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. GECS' international operations are also subject to regulation in their respective jurisdictions. To date, such regulations have not had a material adverse effect on GE Capital's volume of financing operations or profitability. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission.

      On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1995, 1994 and 1993, respectively, were 1.51, 1.63 and 1.62, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and such redemption were to cause the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.

      Specialty Insurance includes ERC, a multiple-line property and casualty reinsurer that writes all lines of reinsurance other than title and annuities, and other insurance activities of GE Capital. ERC reinsures property and casualty risks written by more than 1,000 U.S. and non-U.S. insurers, and has subsidiaries located in the United Kingdom, Denmark and, beginning in 1995, Germany. By means of other subsidiaries, ERC writes property and casualty reinsurance through brokers and provides reinsurance brokerage services. ERC also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, libel and allied torts, and errors and omissions coverage for insurance and real estate agents and brokers. In 1995, ERC expanded its European presence through the acquisitions of Frankona Reinsurance and Aachen Reinsurance in Germany. In December 1994, certain life and property and casualty affiliates of GE Capital were transferred to ERC. These affiliates had been managed by ERC since 1986. ERC is licensed in all states of the United States, the District of Columbia, certain provinces of Canada and in other jurisdictions. The other insurance activities of GECS consist of GE Capital affiliates that provide various forms of insurance. Financial Guaranty Insurance Company provides financial guaranty insurance, principally on municipal bonds and structured finance issues. GE Capital's mortgage insurance operations are engaged in providing primary and, on a limited basis, pooled private mortgage insurance. Other affiliates provide creditor insurance for international retail borrowers and, for GE Capital customers, credit life and certain types of property and casualty insurance. Businesses in the Specialty Insurance segment are generally subject to regulation by various insurance regulatory agencies.


GEOGRAPHIC SEGMENTS, EXPORTS FROM THE U.S. AND TOTAL INTERNATIONAL
OPERATIONS

      Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 28 to consolidated financial statements on page 62 of the 1995 Annual Report to Share Owners.

      Additional financial data about GE's exports from the U.S. and total international operations are on page 38 of the 1995 Annual Report to Share Owners.


ORDERS BACKLOG

      See pages 34, 36, 42 and 43 of the 1995 Annual Report to Share Owners for information about GE's backlog of unfilled orders.


RESEARCH AND DEVELOPMENT

      Total expenditures for research and development were $1,892 million in 1995. Total expenditures had been $1,741 million in 1994 and $1,955 million in 1993. Of these amounts, $1,299 million in 1995 was GE-funded

($1,176 million in 1994 and $1,297 million in 1993); and $593 million in 1995 was funded by customers ($565 million in 1994 and $658 million in 1993), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's R&D expenditures from both Company and customer funds. Other significant expenditures of Company and customer research and development funds were for Power Systems, Medical Systems and Plastics.

      Approximately 7,900 person-years of scientist and engineering effort were devoted to research and development activities in 1995, with about 79% of the time involved primarily in GE-funded activities.


ENVIRONMENTAL MATTERS

      See page 42 of GE's 1995 Annual Report to Share Owners for a discussion of environmental matters.


EMPLOYEE RELATIONS

      At year-end 1995, General Electric Company and consolidated affiliates employed 222,000 persons, of whom approximately 150,000 were in the United States. For further information about employees, see page 43 of the 1995 Annual Report to Share Owners.

      Approximately 40,700 GE manufacturing, engineering and service employees in the United States are represented for collective bargaining purposes by a total of approximately 170 different local collective bargaining groups. A majority of such employees is represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE-AFL-CIO). During 1994, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 1997. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term of three to four years. Contracts covering approximately one fourth of NBC's staff employees have expired and are currently under negotiation.

EXECUTIVE OFFICERS

      See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Registrant.


OTHER

      Because of the diversity of the Company's products and services, as well as the wide geographic dispersion of its production facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by inability to obtain raw materials.

      The Company owns, or holds licenses to use, numerous patents. New patents are continuously being obtained through the Company's research and development activities as existing patents expire. Patented inventions are used both within the Company and licensed to others, but no industry segment is substantially dependent on any single patent or group of related patents.

      About 3% of consolidated revenues in 1995 (4% of GE revenues) were from sales of goods and services to agencies of the U.S. government, which is the Company's largest single customer. About 2% of consolidated revenues in 1995 (3% of GE revenues) were defense-related sales of aircraft engine goods and services.

      About 4% of consolidated revenues in 1994 (5% of GE revenues) were from sales of goods and services to agencies of the U.S. government. About 3% of consolidated revenues in 1994 (4% of GE revenues) were defense-related sales of aircraft engine goods and services.

      In 1993 about 5% of consolidated revenues (7% of GE revenues) were from sales of goods and services to agencies of the U.S. government. About 4% of consolidated revenues in 1993 (6% of GE revenues) were defense-related sales of aircraft engine goods and services.


ITEM 2. PROPERTIES

      Manufacturing operations are carried on at approximately 136 manufacturing plants located in 30 states in the United States and Puerto Rico and at some 122 manufacturing plants located in 25 other countries.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

       As previously reported, the directors (other than Messrs. Calloway, Gonzalez, Opie, Penske and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. The defendants' time for responding to the amended complaint has been extended until 30 days following the completion of discovery. The defendants believe the plaintiffs' claims are without merit.

      As previously reported, on September 15, 1992, Evelyn Benfield filed a shareholder derivative action in United States District Court in Cincinnati, Ohio, purportedly on behalf of the Company, seeking compensatory damages and equitable relief arising out of the alleged failure to implement effective internal controls to prevent government contract fraud. The complaint names as defendants all of the current directors (except Messrs. Dammerman, Gonzalez, Opie, Penske and Warner), certain former directors, a former officer, and a former employee of the Company. Plaintiff claimed, in substance, that various defendants breached their fiduciary duties to the Company under state law by either participating in or failing to prevent government contract fraud. Plaintiff's claims were based primarily upon the fact that, in July 1992, the Company pled guilty to four federal felony counts and settled a related federal False Claims Act civil suit, all of which were related to diversions of funds in connection with the Company's sale of military aircraft engines to Israel. The Company paid a fine of $9.5 million and simultaneously agreed to pay $59.5 million to settle the False Claims Act suit. On December 3, 1993, the court approved a settlement of the derivative action. Under the terms of the settlement, the Company received a payment of $19.5 million from an insurance policy that it maintains to cover officers' liability, less plaintiff's counsel fees and expenses awarded by the court. The defendants denied all allegations of wrongdoing, and all parties to the action agreed that the settlement was premised upon the litigation risks associated with the claims that a single former officer non-willfully failed to implement effectively the Company's compliance policies and procedures. In agreeing to resolve this matter, plaintiff did not contest the director-defendants' position that they had lawfully discharged their duties to GE and that the Company, at all relevant times, had in existence detailed plans and procedures designed to promote and enforce compliance with relevant laws. One share owner appealed the United States District Court's order approving the settlement. The United States Court of Appeals for the Sixth Circuit dismissed the appeal on November 10, 1994, and on January 12, 1995, denied the share owner's petition for rehearing. The case was concluded on June 25, 1995, when the United States Supreme Court denied the shareowner's petition for a writ of certiorari.

      As previously reported, the directors (except Messrs. Dammerman, Opie and Penske) and certain former directors were defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative action (the Bildstein action) which was commenced in New York State Supreme Court in January 1994. The suit sought compensatory damages arising out of the purported failure of the defendants to prevent alleged government contract fraud and alleged violations of the Foreign Corrupt Practices Act in connection with U.S. government-funded sales of military equipment to Egypt by a unit of the Company's former GE Aerospace component. The GE Aerospace businesses were transferred to a new company controlled by the shareholders of Martin Marietta Corporation (a predecessor company of Lockheed Martin Corporation) in 1993. The suit claimed that the risk of litigation arising from the alleged wrongdoing caused the Company to receive less than it would have otherwise received in connection with the transfer of GE Aerospace. On April 6, 1994, the Company and all other defendants moved to dismiss the complaint based on the plaintiff's failure to make a pre-litigation demand, among other reasons. On September 30, 1994, the court dismissed the complaint. On December 18, 1995, the Appellate Division of the Supreme Court of New York affirmed the dismissal.

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

As previously reported, following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission ("SEC"), the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations relating to the false trading profits. On January 9, 1996, the SEC initiated administrative enforcement proceedings against the former head of Kidder's government securities trading desk, Joseph Jett, alleging that he engaged in securities fraud and other violations and against two of his former supervisors for failure to supervise. Also, two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over

$350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors (other than Messrs. Dammerman, Opie and Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief. On May 19, 1995, the Company and the director defendants moved to dismiss the amended consolidated complaint for failure to make a pre-litigation demand, among other reasons. In addition, various shareholders of the Company have filed two purported class action suits claiming that the Company and Kidder, and certain of Kidder's former officers and employees, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993. The defendants filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against the Company, but denied the motion to dismiss the complaint against Kidder. On November 3, 1995, the plaintiffs in the case against the Company appealed the trial court's dismissal of their complaint to the Second Circuit Court of Appeals.


ENVIRONMENTAL

       As previously reported, in September of 1993, the Environmental Protection Agency notified the Company that it was seeking at least $600,000 in penalties for alleged violations of the Clean Air Act at its Lynn, Massachusetts, Aircraft Engines facility. The allegations include the failure to undergo required permit reviews. The Company has tentatively agreed to settle the matter for $400,000.

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



___________________________________

      It is the view of management that none of the above described proceedings will have a material effect on the Company's consolidated earnings, liquidity or competitive position.

      For further information regarding environmental matters, see page 42 of GE's 1995 Annual Report to Share Owners.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on certain foreign exchanges, including The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:


------------------------------------------------------------------------
                                   Common stock market price
                                   -------------------------   Dividends
(In dollars)                          High            Low       declared
------------------------------------------------------------------------
1995
      Fourth quarter              $ 73 1/8       $ 61              $ .46
      Third quarter                 64 5/8         56 3/8            .41
      Second quarter                59 1/4         53 3/8            .41
      First quarter                 56             49 7/8            .41
1994
      Fourth quarter                51 7/8         45 3/8            .41
      Third quarter                 51 3/8         46 1/4            .36
      Second quarter                50 3/8         45                .36
      First quarter                 54 7/8         48 1/4            .36

------------------------------------------------------------------------

      As of December 31, 1995, there were about 459,000 share owner accounts of record.


ITEM 6. SELECTED FINANCIAL DATA

Reported as data for revenues; earnings from continuing operations; earnings from continuing operations per share; earnings (loss) from discontinued operations; earnings before accounting changes; net earnings; net earnings per share; dividends declared; dividends declared per share; long-term borrowings; and total assets of continuing operations appearing on page 43 of the Annual Report to Share Owners for the fiscal year ended December 31, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reported on pages 32-34 and 36-43 (and graphs on pages 32, 33, 37, 38, 39, 40, 41 and 42) of the Annual Report to Share Owners for the fiscal year ended December 31, 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See index under item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                          PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Executive Officers of the Registrant (As of March 20, 1996)

                                                                               Date assumed
                                                                            Executive Officer
Name                       Position                                    Age       position
----                       --------                                    ---   ----------------
John F. Welch, Jr.         Chairman of the Board and Chief
                               Executive Officer                        60    April 1981
Philip D. Ameen            Vice President and Comptroller               47    April 1994
James R. Bunt              Vice President and Treasurer                 54    January 1993
David L. Calhoun           Vice President, GE Transportation Systems    38    June 1995
William J. Conaty          Senior Vice President, Human Resources       50    October 1993
Dennis D. Dammerman        Senior Vice President, Finance               50    March 1984
Lewis S. Edelheit          Senior Vice President, Research and
                               Development                              53    November 1992
Paolo Fresco               Vice Chairman and Executive Officer          62    October 1987
Dale F. Frey               Vice President and President, GE Investment
                               Corporation                              63    March 1986
Benjamin W. Heineman, Jr.  Senior Vice President, General Counsel
                               and Secretary                            52    September 1987
W. James McNerney, Jr.     Senior Vice President, GE Lighting           46    January 1992
Eugene F. Murphy           Senior Vice President, GE Aircraft Engines   60    October 1986
Robert L. Nardelli         Senior Vice President, GE Power Systems      47    February 1992
Robert W. Nelson           Vice President, Financial Planning
                               and Analysis                             55    September 1991
John D. Opie               Vice Chairman of the Board and Executive
                               Officer                                  58    August 1986
Gary M. Reiner             Vice President, Business Development         41    January 1991
Gary L. Rogers             Senior Vice President, GE Plastics           51    December 1989
James W. Rogers            Vice President, GE Motors and
                               Industrial Systems                       45    May 1991
J. Richard Stonesifer      Senior Vice President, GE Appliances         59    January 1992
John M. Trani              Senior Vice President, GE Medical Systems    51    September 1986
Lloyd G. Trotter           Vice President, GE Electrical Distribution
                               and Control                              50    November 1992



      All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected.

      All Executive Officers have been executives of GE for the last five years except Robert L. Nardelli and Lewis S. Edelheit. Mr. Nardelli, who was an employee of GE from June 1971 through June 1988, was Executive Vice President and General Manager of J. I. Case, a manufacturer of construction equipment and farm machinery, from July 1988 to May 1991, and thereafter President of Camco, a Canadian subsidiary of GE that manufactures, distributes, sells and services appliances, until February 1992. Dr. Edelheit, who was an employee of GE from 1969 through 1985, was President and CEO of Quantum Medical Systems, Inc. (Quantum) from 1986 to August 1991, and thereafter Manager - Electronic Systems Research Center, GE Corporate Research and Development Laboratory, until November 1992.
Quantum is a venture capital-backed medical ultrasound company that was acquired by Siemens A.G. in July 1990.

      The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 24, 1996.


ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Appreciation Rights and Stock Options" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 24, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 24, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 24, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1. Financial statements applicable to General Electric Company and consolidated affiliates and contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1995.

                                                         Annual         10-K
                                                         Report         Report
                                                         Page(s)        Page(s)
                                                         -------        -------
         Statement of earnings for the years
            ended December 31, 1995, 1994 and 1993       26             F-2
         Statement of financial position at
            December 31, 1995 and 1994                   28             F-4
         Statement of cash flows for the years
            ended December 31, 1995, 1994 and 1993       30             F-6
         Independent Auditors' Report                    44             F-20
         Other financial information:
            Notes to consolidated financial
              statements                                 45-64          F-21 to F-40
            Industry segment information                 35             F-11
                                                         60-61          F-36 to F-37
            Geographic segment information               62             F-38
            Operations by quarter (unaudited)            64             F-40


      (a)2. Financial Statement Schedule for General Electric Company and consolidated affiliates.

         Schedule                                              Page
         --------                                              ----
         II    Valuation and Qualifying Accounts               F-41

      The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (a)3. Exhibit Index

      (3) Restated Certificate of Incorporation, as amended, and By-laws, as amended, of General Electric Company. (Incorporated by reference to Exhibit of the same number to General Electric Form 8-K (Commission file number 1-35) filed with the Commission April 28, 1994.)

      (4) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries. (Incorporated by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1994.)

      (10) All of the following exhibits consist of Executive Compensation Plans or Arrangements:

            (a) General Electric Incentive Compensation Plan, as amended effective July 1, 1991. (Incorporated by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.)

            (b) General Electric 1983 Stock Option-Performance Unit Plan. (Incorporated by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K
                  (Commission file number 1-35) for the fiscal year ended December 31, 1988.)

            (c) General Electric Supplementary Pension Plan, as amended effective July 1, 1991.(Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.)

            (d) Amendment to General Electric Supplementary Pension Plan dated May 22, 1992.(Incorporated by reference to Exhibit 10(d) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

            (e) Amendment to General Electric Supplementary Pension Plan, dated September 10, 1993.(Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

            (f) Amendment to General Electric Supplementary Pension Plan, dated July 1, 1994. (Incorporate by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1994.)

            (g)   General Electric Deferred Compensation Plan for
                  Directors, as amended May 25, 1990.(Incorporated by reference to Exhibit 10(f) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

            (h)   General Electric Insurance Plan for Directors.
                  (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1980.)

            (i) General Electric Financial Planning Program, as amended through September 1993. (Incorporated by reference to Exhibit 10(h) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

            (j) General Electric Supplemental Life Insurance Program, as amended February 8, 1991.(Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

            (k) General Electric Directors' Retirement and Optional Life Insurance Plan.(Incorporated by reference to Exhibit 10(j) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986.)

            (l) General Electric 1987 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987.)

            (m) General Electric 1989 Stock Option Plan for Non-Employee Directors.(Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 26, 1989.)

            (n)   General Electric 1990 Long-Term Incentive Plan.
                  (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held April 25, 1990.)

            (o) General Electric 1991 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

            (p) General Electric 1994 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

            (q) General Electric Directors' Charitable Gift Plan, as amended through May 1993. (Incorporated by reference to Exhibit 10(p) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

            (r) Restated Employment Agreement, dated January 2, 1992, and Restated U.K. Employment Agreement, dated January 3, 1992, in each case between the registrant and P. Fresco, an Executive Officer and Director of the registrant. (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

            (s) General Electric Leadership Life Insurance Program, effective January 1, 1994. (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

            (t)   General Electric 1995 Executive Deferred Salary Plan.*

      (11)  Statement re Compilation of Per Share Earnings.*

      (12)  Computation of Ratio of Earnings to Fixed Charges.*

      (21)  Subsidiaries of Registrant.*

      (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-29024, 33-3908, 2-82072, 33-37106, 33-35922, 33-44593, 33-39596, 33-39596-01,
            33-47181, 33-47085, 33-50639, 33-61029 and 33-61029-01) and on
            Form S-8 (Registration Nos. 33-4239, 33-23441, 33-24679, 2-
            84145, 33-47500 and
            33-49053).*

      (24)  Power of Attorney.*

      (27)  Financial Data Schedule.*

      (99)(a) Income Maintenance Agreement, dated March 28, 1991, between the registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 28(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

      (99)(b) Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company. (Incorporated by reference to
            Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

      * Filed electronically herewith.

      (b)   Reports on Form 8-K during the quarter ended December 31, 1995.

            There were no reports on Form 8-K filed by the registrant during the fourth quarter of 1995.

                                SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1995, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 20th day of March 1996.

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

      Signer                        Title                    Date
      ------                        -----                    ----
Dennis D. Dammerman
-------------------------------
Senior Vice President - Finance     Principal Financial      March 20, 1996
                                        Officer

Philip D. Ameen
------------------------------
Vice President and Comptroller      Principal Accounting     March 20, 1996
                                        Officer

John F. Welch, Jr.*                 Chairman of the Board of Directors
                                        (Principal Executive Officer)

D. Wayne Calloway*                  Director
Silas S. Cathcart*                  Director
Dennis D. Dammerman*                Director
Paolo Fresco*                       Director
Claudio X. Gonzalez*                Director
Robert E. Mercer*                   Director
Gertrude G. Michelson*              Director
John D. Opie*                       Director
Barbara Scott Preiskel*             Director
Andrew C. Sigler*                   Director
Douglas A. Warner III*              Director


A majority of the Board of Directors


*By   Benjamin W. Heineman, Jr.
      --------------------------------
      Attorney-in-fact
      March 20, 1996

                             (Annual Report Pages)

Annual Report Page No. 25
FINANCIAL SECTION

      CONTENTS

44    INDEPENDENT AUDITORS' REPORT

      AUDITED FINANCIAL STATEMENTS
26    Earnings
28    Financial Position
30    Cash Flows
45    Notes to Consolidated Financial Statements

      MANAGEMENT'S DISCUSSION
32    Operations
32          Consolidated Operations
33          GE Continuing Operations
34                Industry Segments
36          GECS Continuing Operations
38          International Operations
39    Financial Resources and Liquidity
42    Selected Financial Data
44    Financial Responsibility

-----------------------------------------------------------------------------
REVENUES
(In billions)           1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
                     $51.283     $53.051     $55.701     $60.109     $70.028
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
EARNINGS PER SHARE FROM
CONTINUING OPERATIONS
BEFORE ACCOUNTING CHANGES
(In dollars)            1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
                       $2.27       $2.41       $2.45       $3.46       $3.90
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
DIVIDENDS PER SHARE
(In dollars)            1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
                       $1.04       $1.16      $1.305       $1.49       $1.69
-----------------------------------------------------------------------------

F-2
Annual Report Page No. 26

STATEMENT OF EARNINGS
                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                     -----------------------------------
For the years ended December 31 (In millions)                            1995         1994          1993
--------------------------------------------------------------       -----------------------------------
REVENUES
    Sales of goods                                                    $33,157      $30,740       $29,509
    Sales of services                                                   9,733        8,803         8,268
    Other income (note 3)                                                 752          793           735
    Earnings of GECS from continuing operations                             -            -             -
    GECS revenues from operations (note 4)                             26,386       19,773        17,189
                                                                      -------      -------       -------
       Total revenues                                                  70,028       60,109        55,701
                                                                      -------      -------       -------
COSTS AND EXPENSES (note 5)
    Cost of goods sold                                                 24,288       22,748        22,606
    Cost of services sold                                               6,682        6,214         6,308
    Interest and other financial charges                                7,286        4,949         4,054
    Insurance losses and policyholder and annuity benefits              5,285        3,507         3,172
    Provision for losses on financing receivables (note 8)              1,117          873           987
    Other costs and expenses                                           15,429       12,987        12,287
    Minority interest in net earnings of consolidated
       affiliates                                                         204          170           151
                                                                      -------      -------       -------
       Total costs and expenses                                        60,291       51,448        49,565
                                                                      -------      -------       -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
    ACCOUNTING CHANGE                                                   9,737        8,661         6,136
Provision for income taxes (note 9)                                    (3,164)      (2,746)       (1,952)
                                                                      -------      -------       -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE            6,573        5,915         4,184
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS (note 2)                       -       (1,189)          993
                                                                      -------      -------       -------
EARNINGS BEFORE ACCOUNTING CHANGE                                       6,573        4,726         5,177
Cumulative effect of accounting change (note 20)                            -            -          (862)
                                                                      -------      -------       -------
NET EARNINGS                                                          $ 6,573      $ 4,726       $ 4,315
                                                                      =======      =======       =======
---------------------------------------------------------------------------------------------------------
NET EARNINGS PER SHARE (in dollars)
Continuing operations before accounting change                        $  3.90      $  3.46       $  2.45
Discontinued operations before accounting change                            -        (0.69)         0.58
                                                                      -------      -------       -------
Earnings before accounting change                                        3.90         2.77          3.03
Cumulative effect of accounting change                                      -            -         (0.51)
                                                                      -------      -------       -------
Net earnings per share                                                $  3.90      $  2.77       $  2.52
                                                                      =======      =======       =======
---------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE (in dollars)                             $  1.69      $  1.49       $ 1.305
---------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement.

F-3
Annual Report Page No. 27

STATEMENT OF EARNINGS
                                                                               GE                               GECS
                                                               --------------------------------    --------------------------------
For the years ended December 31 (In millions)                      1995        1994        1993        1995        1994        1993
----------------------------------------------------------     --------------------------------    --------------------------------
REVENUES
    Sales of goods                                              $33,177     $30,767     $29,533     $     -     $     -     $     -
    Sales of services                                             9,836       8,863       8,289           -           -           -
    Other income (note 3)                                           753         783         730           -           -           -
    Earnings of GECS from continuing operations                   2,415       2,085       1,567           -           -           -
    GECS revenues from operations (note 4)                            -           -           -      26,492      19,875      17,276
                                                                -------     -------     -------     -------     -------     -------
         Total revenues                                          46,181      42,498      40,119      26,492      19,875      17,276
                                                                -------     -------     -------     -------     -------     -------
COSTS AND EXPENSES (note 5)
    Cost of goods sold                                           24,308      22,775      22,630           -           -           -
    Cost of services sold                                         6,785       6,274       6,329           -           -           -
    Interest and other financial charges                            649         410         525       6,661       4,545       3,538
    Insurance losses and policyholder and annuity benefits            -           -           -       5,285       3,507       3,172
    Provision for losses on financing receivables (note 8)            -           -           -       1,117         873         987
    Other costs and expenses                                      5,743       5,211       5,124       9,769       7,862       7,236
    Minority interest in net earnings of consolidated
         affiliates                                                  64          31          17         140         139         134
                                                                -------     -------     -------     -------     -------     -------
         Total costs and expenses                                37,549      34,701      34,625      22,972      16,926      15,067
                                                                -------     -------     -------     -------     -------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
    ACCOUNTING CHANGE                                             8,632       7,797       5,494       3,520       2,949       2,209
Provision for income taxes (note 9)                              (2,059)     (1,882)     (1,310)     (1,105)       (864)       (642)
                                                                -------     -------     -------     -------     -------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE      6,573       5,915       4,184       2,415       2,085       1,567
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS (note 2)                 -      (1,189)        993           -      (1,189)        240
                                                                -------     -------     -------     -------     -------     -------
EARNINGS BEFORE ACCOUNTING CHANGE                                 6,573       4,726       5,177       2,415         896       1,807
Cumulative effect of accounting change (note 20)                      -           -        (862)          -           -           -
                                                                -------     -------     -------     -------     -------     -------
NET EARNINGS                                                    $ 6,573     $ 4,726     $ 4,315     $ 2,415     $   896     $ 1,807
                                                                =======     =======     =======     =======     =======     =======
------------------------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 26.

F-4
Annual Report Page No. 28

STATEMENT OF FINANCIAL POSITION
                                                                                General Electric Company
                                                                               and consolidated affiliates
                                                                            -------------------------------
At December 31 (In millions)                                                    1995                   1994
--------------------------------------------------------------              -------------------------------
ASSETS
Cash and equivalents                                                        $  2,823               $  2,591
Investment securities (note 10)                                               41,067                 30,965
Current receivables (note 11)                                                  8,735                  7,527
Inventories (note 12)                                                          4,395                  3,880
GECS financing receivables (investment in time sales, loans and
    financing leases) - net (notes 8 and 13)                                  93,272                 76,357
Other GECS receivables                                                        12,417                  5,763
Property, plant and equipment (including equipment leased
    to others) - net (note 14)                                                25,679                 23,465
Investment in GECS                                                                 -                      -
Intangible assets (note 15)                                                   13,342                 11,373
All other assets (note 16)                                                    26,305                 23,950
                                                                            --------               --------
TOTAL ASSETS                                                                $228,035               $185,871
                                                                            ========               ========
------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                              $64,463                $57,781
Accounts payable, principally trade accounts                                   9,061                  6,766
Progress collections and price adjustments accrued                             1,812                  2,065
Dividends payable                                                                767                    699
All other GE current costs and expenses accrued (note 17)                      5,898                  5,543
Long-term borrowings (note 18)                                                51,027                 36,979
Insurance liabilities, reserves and annuity benefits (note 19)                39,699                 29,438
All other liabilities (note 20)                                               15,363                 13,161
Deferred income taxes (note 22)                                                7,380                  5,205
                                                                            --------               --------
    Total liabilities                                                        195,470                157,637
                                                                            --------               --------
    Minority interest in equity of consolidated affiliates (note 23)           2,956                  1,847
                                                                            --------               --------
Common stock (1,857,013,000 shares issued)                                       594                    594
Unrealized gains (losses) on investment securities                             1,000                   (810)
Other capital                                                                  1,663                  1,122
Retained earnings                                                             34,528                 30,793
Less common stock held in treasury                                            (8,176)                (5,312)
                                                                            --------               --------
    Total share owners' equity (notes 24 and 25)                              29,609                 26,387
                                                                            --------               --------
TOTAL LIABILITIES AND EQUITY                                                $228,035               $185,871
                                                                            ========               ========
------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement. Year-
end 1994 assets and liabilities of Kidder, Peabody Group Inc., the discontinued securities broker-dealer of
GECS, have been reclassified to "All other liabilities."

F-5
Annual Report Page No. 29

STATEMENT OF FINANCIAL POSITION
                                                                                     GE                   GECS
                                                                            -------------------    --------------------
At December 31 (In millions)                                                   1995        1994        1995        1994
--------------------------------------------------------------              -------------------    --------------------
ASSETS
Cash and equivalents                                                        $   874     $ 1,373    $  1,949    $  1,218
Investment securities (note 10)                                                   4          93      41,063      30,872
Current receivables (note 11)                                                 8,891       7,807           -           -
Inventories (note 12)                                                         4,395       3,880           -           -
GECS financing receivables (investment in time sales, loans and
    financing leases) - net (notes 8 and 13)                                      -           -      93,272      76,357
Other GECS receivables                                                            -           -      12,897       6,012
Property, plant and equipment (including equipment leased
    to others) - net (note 14)                                               10,234       9,525      15,445      13,940
Investment in GECS                                                           12,774       9,380           -           -
Intangible assets (note 15)                                                   6,643       6,336       6,699       5,037
All other assets (note 16)                                                   11,901      12,419      14,404      11,531
                                                                            -------     -------    --------    --------
TOTAL ASSETS                                                                $55,716     $50,813    $185,729    $144,967
                                                                            =======     =======    ========    ========
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                              $1,666        $906     $62,808     $57,087
Accounts payable, principally trade accounts                                  3,968       3,141       5,952       3,777
Progress collections and price adjustments accrued                            1,812       2,065           -           -
Dividends payable                                                               767         699           -           -
All other GE current costs and expenses accrued (note 17)                     5,747       5,798           -           -
Long-term borrowings (note 18)                                                2,277       2,699      48,790      34,312
Insurance liabilities, reserves and annuity benefits (note 19)                    -           -      39,699      29,438
All other liabilities (note 20)                                               8,928       8,468       6,312       4,571
Deferred income taxes (note 22)                                                 508         268       6,872       4,937
                                                                            -------     -------    --------    --------
    Total liabilities                                                        25,673      24,044     170,433     134,122
                                                                            -------     -------    --------    --------
    Minority interest in equity of consolidated affiliates (note 23)            434         382       2,522       1,465
                                                                            -------     -------    --------    --------
Common stock (1,857,013,000 shares issued)                                      594         594           1           1
Unrealized gains (losses) on investment securities                            1,000        (810)        989        (821)
Other capital                                                                 1,663       1,122       2,266       2,006
Retained earnings                                                            34,528      30,793       9,518       8,194
Less common stock held in treasury                                           (8,176)     (5,312)          -           -
                                                                            -------     -------    --------    --------
    Total share owners' equity (notes 24 and 25)                             29,609      26,387      12,774       9,380
                                                                            -------     -------    --------    --------
TOTAL LIABILITIES AND EQUITY                                                $55,716     $50,813    $185,729    $144,967
                                                                            =======     =======    ========    ========
------------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 28.

F-6
Annual Report Page No. 30

STATEMENT OF CASH FLOWS
                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                     -----------------------------------
For the years ended December 31 (In millions)                            1995         1994          1993
--------------------------------------------------------------       -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                         $  6,573     $  4,726      $  4,315
Adjustments for discontinued operations                                     -        1,189          (993)
Adjustments to reconcile net earnings to cash provided
    from operating activities
       Cumulative effect of accounting change                               -            -           862
       Depreciation, depletion and amortization                         3,594        3,207         3,223
       Earnings retained by GECS - continuing operations                    -            -             -
       Deferred income taxes                                            1,047        1,228           548
       Decrease (increase) in GE current receivables                     (632)         668          (571)
       Decrease (increase) in GE inventories                               55          (56)          750
       Increase (decrease) in accounts payable                            244          697           639
       Increase in insurance liabilities, reserves
           and annuity benefits                                         2,490        1,624         1,479
       Provision for losses on financing receivables                    1,117          873           987
       All other operating activities                                     458       (2,399)          782
                                                                     --------     --------      --------
CASH FROM OPERATING ACTIVITIES                                         14,946       11,757        12,021
                                                                     --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                             (6,447)      (7,492)       (4,727)
Dispositions of property, plant and equipment                           1,542        2,506         1,139
Net increase in GECS financing receivables                            (11,309)      (9,525)       (4,164)
Payments for principal businesses purchased                            (5,641)      (2,606)       (2,090)
All other investing activities                                         (3,362)         372        (6,518)
                                                                     --------     --------      --------
CASH USED FOR INVESTING ACTIVITIES                                    (25,217)     (16,745)      (16,360)
                                                                     --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)               (3,487)      (2,784)        2,406
Newly issued debt (maturities longer than 90 days)                     37,604       23,239        15,468
Repayments and other reductions (maturities longer than 90 days)      (18,580)     (13,098)      (11,851)
Net purchase of GE shares for treasury                                 (2,523)        (353)         (364)
Dividends paid to share owners                                         (2,770)      (2,462)       (2,153)
All other financing activities                                            259          181           (69)
                                                                     --------     --------      --------
CASH FROM (USED FOR) FINANCING ACTIVITIES                              10,503        4,723         3,437
                                                                     --------     --------      --------
CASH FROM (USED FOR) DISCONTINUED OPERATIONS                                -         (200)          962
                                                                     --------     --------      --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                   232         (465)           60
Cash and equivalents at beginning of year                               2,591        3,056         2,996
                                                                     --------     --------      --------
Cash and equivalents at end of year                                  $  2,823     $  2,591      $  3,056
                                                                     ========     ========      ========
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                               $ (6,645)    $ (4,524)     $ (3,754)
Cash recovered (paid) during the year for income taxes                 (1,483)      (1,777)       (1,644)
---------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 45-64 are an integral part of this statement.
Data for 1994 and 1993 have been reclassified to combine cash flows of discontinued operations.

F-7
Annual Report Page No. 31

STATEMENT OF CASH FLOWS
For the years ended December 31 (in millions)                                 GE                                 GECS
                                                               --------------------------------    --------------------------------
                                                                   1995        1994        1993        1995        1994        1993
--------------------------------------------------------       --------------------------------    --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                    $ 6,573     $ 4,726     $ 4,315    $  2,415    $    896    $  1,807
Adjustments for discontinued operations                               -       1,189        (993)          -       1,189        (240)
Adjustments to reconcile net earnings to cash provided
    from operating activities
         Cumulative effect of accounting change                       -           -         862           -           -           -
         Depreciation, depletion and amortization                 1,581       1,545       1,631       2,013       1,662       1,592
         Earnings retained by GECS - continuing operations       (1,324)     (1,181)       (957)          -           -           -
         Deferred income taxes                                      369         575         120         678         653         428
         Decrease (increase) in GE current receivables             (739)        754        (625)          -           -           -
         Decrease (increase) in GE inventories                       55         (56)        750           -           -           -
         Increase (decrease) in accounts payable                    462         810         114         418        (222)        540
         Increase in insurance liabilities, reserves
             and annuity benefits                                     -           -           -       2,490       1,624       1,479
         Provision for losses on financing receivables                -           -           -       1,117         873         987
         All other operating activities                            (912)     (2,291)        (16)        946         140         770
                                                                -------     -------     -------    --------    --------    --------
CASH FROM OPERATING ACTIVITIES                                    6,065       6,071       5,201      10,077       6,815       7,363
                                                                -------     -------     -------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                       (1,831)     (1,743)     (1,588)     (4,616)     (5,749)     (3,139)
Dispositions of property, plant and equipment                        38          86          55       1,504       2,420       1,084
Net increase in GECS financing receivables                            -           -           -     (11,309)     (9,525)     (4,164)
Payments for principal businesses purchased                        (238)       (575)          -      (5,403)     (2,031)     (2,090)
All other investing activities                                      408          14         298      (3,913)        176      (6,793)
                                                                -------     -------     -------    --------    --------    --------
CASH USED FOR INVESTING ACTIVITIES                               (1,623)     (2,218)     (1,235)    (23,737)    (14,709)    (15,102)
                                                                -------     -------     -------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)          1,061        (566)         46      (4,510)     (2,261)      2,404
Newly issued debt (maturities longer than 90 days)                  826         766         215      36,778      22,473      15,253
Repayments and other reductions (maturities longer
    than 90 days)                                                (1,535)     (1,399)     (2,325)    (17,045)    (11,699)     (9,526)
Net purchase of GE shares for treasury                           (2,523)       (353)       (364)          -           -           -
Dividends paid to share owners                                   (2,770)     (2,462)     (2,153)     (1,091)       (904)       (610)
All other financing activities                                        -          (2)          -         259         183         (69)
                                                                -------     -------     -------    --------    --------    --------
CASH FROM (USED FOR) FINANCING ACTIVITIES                        (4,941)     (4,016)     (4,581)     14,391       7,792       7,452
                                                                -------     -------     -------    --------    --------    --------
CASH FROM (USED FOR) DISCONTINUED OPERATIONS                          -           -         962           -        (200)          -
                                                                -------     -------     -------    --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR            (499)       (163)        347         731        (302)       (287)
Cash and equivalents at beginning of year                         1,373       1,536       1,189       1,218       1,520       1,807
                                                                -------     -------     -------    --------    --------    --------
Cash and equivalents at end of year                             $   874     $ 1,373     $ 1,536    $  1,949    $  1,218    $  1,520
                                                                =======     =======     =======    ========    ========    ========
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                          $  (468)    $  (374)    $  (473)   $ (6,177)   $ (4,150)   $ (3,281)
Cash recovered (paid) during the year for income taxes           (1,651)     (1,456)     (1,455)        168        (321)       (189)
------------------------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 30.

Annual Report Page No. 32

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

CONSOLIDATED OPERATIONS

GE achieved record revenues and earnings in 1995, as broad strength across its businesses, coupled with continued emphasis on globalization, productivity and effective asset management, produced top-line growth, higher margins and strong cash generation. Consolidated revenues, including acquisitions, rose to a record $70.0 billion, a 17% increase that was attributable primarily to the Company's increasing international activities. Eleven of twelve businesses increased revenues, with six businesses - led by GE Capital Services, Plastics and NBC - achieving double-digit increases.

      Consolidated earnings per share from continuing operations increased to $3.90, up 13% from last year's $3.46 from continuing operations, and earnings increased 11% to $6.573 billion. Earnings per share grew faster than earnings, reflecting the cumulative impact of $3.2 billion of shares purchased under a three-year, $9 billion share repurchase program initiated in December 1994.

      Net earnings in 1995 were 39% higher than 1994's $4.726 billion ($2.77 per share), which were 10% higher than 1993's $4.315 billion ($2.52 per share). Three factors affecting 1994 and 1993 are important to these comparisons: discontinued operations of the GECS securities broker-dealer and the GE Aerospace businesses; 1993 restructuring provisions; and the effect of an accounting change in 1993. Each is discussed separately below. Excluding the effects of these items, 1994 earnings would have been $5.915 billion, up 22% from $4.862 billion in 1993.

      * DISCONTINUED OPERATIONS reflected the results of the GECS securities broker-dealer, Kidder, Peabody Group Inc. (Kidder, Peabody) in 1994 and 1993, and the results of the discontinued GE Aerospace businesses in 1993. Note 2 provides additional information about these discontinued operations. The 1994 loss from discontinued operations included a provision of $868 million after taxes for exit costs related to the liquidation of Kidder, Peabody. This liquidation was substantially complete as of December 31, 1995.

      * RESTRUCTURING PROVISIONS in 1993, amounting to $678 million after taxes, covered costs of actions that have reduced GE's cost structure. Essentially all restructuring expenditures were completed by the end of 1994. Savings arising from these restructuring programs can best be observed in the growth in operating margin seen in the chart at the bottom of the page and in the productivity measurements discussed on page 33.

      * THE 1993 ACCOUNTING CHANGE represented effects of adopting Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits (see note 20). The transition effect of the accounting change decreased net earnings by $862 million ($0.51 per share), with a corresponding decrease in share owners' equity.

TWO NEWLY ISSUED ACCOUNTING STANDARDS will be adopted in the first quarter of 1996 and are not expected to have a material effect on financial position or results of operations of GE or GECS. A summary of these standards follows.

      * SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

      * SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Impairment, if any, would be recognized in earnings.

-----------------------------------------------------------------------------
GE OPERATING MARGIN AS
A PERCENTAGE OF SALES
                       1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
As reported            11.2%       11.1%        9.9%       13.6%       14.4%
Restructuring charges   0.3         0.4         2.6           -           -
-----------------------------------------------------------------------------

Annual Report Page No. 33

DIVIDENDS DECLARED totaled $2.838 billion in 1995. Per-share dividends of $1.69 were up 13% from the previous year, following a 14% increase from the year before. The 1995 increase marks the 20th consecutive year of dividend growth. The chart at right compares GE's dividend growth for the last five years with dividend growth of companies in the Standard and Poor's 500 stock index.

GE CONTINUING OPERATIONS

GE total revenues were $46.2 billion in 1995, compared with $42.5 billion in 1994 and $40.1 billion in 1993.

      * GE's sales of goods and services were $43.0 billion in 1995, an increase of 9% from 1994, which in turn was 5% higher than in 1993. The improvement was led by Plastics and NBC. Volume was about 8% higher in 1995, reflecting growth in most businesses and the effect of consolidating Nuovo Pignone, a European energy equipment manufacturer. The effects of selling prices on sales differed markedly among businesses during the year. Overall, selling prices were essentially flat in 1995, while the effect of currency exchange rates on the translation of sales denominated in other than U.S. dollars contributed modestly to the sales increase. Volume in 1994 was about 6% higher than in 1993, but was partially offset by the effects of lower selling prices. Currency exchange rates had a minor negative effect on 1994 sales.

      * GE's other income, earned from a wide variety of sources, was $753 million in 1995, $783 million in 1994 and $730 million in 1993. Details of GE's other income are provided in note 3.

      * Earnings of GECS from continuing operations were up 16% in 1995, following a 33% increase the year before. See page 36 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. In 1995, GE's operating margin rose to a record 14.4% of sales, an improvement of 0.8 percentage points from 1994. The operating margin increase was led by strong improvements in Plastics, Aircraft Engines and NBC. Operating margin was 13.6% of sales in 1994, compared with 12.5% (before restructuring provisions) in 1993. Including restructuring provisions, 1993 operating margin was 9.9% of sales. The improved performance in 1994 was attributable

-----------------------------------------------------------------------------
GE/S&P DIVIDEND GROWTH
SINCE 1990             1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
GE                     7.22%      18.39%      32.91%      51.63%      68.00%
S&P 500                0.83        2.31        3.97        8.93       14.05
-----------------------------------------------------------------------------

to Appliances, NBC, Power Systems and Transportation Systems, which increased their margin rates by one percentage point or more.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) has been a major source of improvements in operating margin, accounting for more than $1 billion of the increases in margin in each of the last three years. The productivity rate was 3.7% in 1995, reflecting the sharp improvement at Aircraft Engines and improvements at Plastics and Medical Systems, largely offset by adverse productivity performance by Power Systems, the result of its lower 1995 capacity utilization. While the productivity rate in 1994 was reasonably strong throughout most businesses, at 3.2% overall, it reflected adverse results of Aircraft Engines' lower volume. Cost savings provided by productivity improvements more than offset the impact of inflation in each of the last three years.

GE INTEREST EXPENSE in 1995 was $649 million, up from $410 million in 1994, which was down from $525 million in 1993. The increase in interest expense was attributable to a number of factors, including higher interest rates and average borrowing levels. The decrease in interest expense in 1994 was primarily the result of lower borrowings partially offset by the effects of higher interest rates.

ENTERING 1996 with excellent cash flows and a strong balance sheet, the Company continues to be well positioned to deliver strong performance in the current global economic environment.

Annual Report Page No. 34

GE INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the past five years are shown in the table on page 35. For additional information, including a description of the products and services included in each segment, see note 27.

      * AIRCRAFT ENGINES revenues increased 7% from 1994, which was down 13% from 1993. The revenue increase was primarily attributable to higher volume in commercial and military spares and related services, partially offset by effects of lower selling prices. Operating profit increased 26% from 1994, as significant productivity gains and, to a lesser degree, higher volume more than offset the effects of lower prices. Operating profit increased 17% during 1994, principally because there was no counterpart to 1993 restructuring provisions ($267 million). Excluding 1993 restructuring provisions, operating profit decreased 12% in 1994, largely as a result of lower volume.

      In 1995, $1.7 billion of revenues were from sales to the U.S. government, down $0.1 billion from 1994, which was $0.6 billion lower than in 1993. The lower 1994 revenues were primarily attributable to declines in sales for the F110 and T700 engine programs.

      Firm orders received during 1995 totaled $5.9 billion, up 7% from $5.5 billion in 1994. The firm orders backlog at year-end 1995 was $7.7 billion ($7.6 billion at the end of 1994), about 38% of which was scheduled for delivery in 1996.

      * APPLIANCES revenues were about the same as in 1994, as softening North American sales offset strong growth in Europe and Asia. Operating profit increased 2% despite higher material costs, primarily as a result of productivity. Operating profit rose 84% in 1994 on a 7% increase in revenues, in part because there was no counterpart to restructuring provisions of $136 million in 1993. Excluding 1993 restructuring provisions, operating profit increased 34% in 1994, primarily as a result of strong productivity and higher volume.

      * BROADCASTING revenues increased 17% in 1995, following an 8% increase in 1994. The revenue increase in both years was principally attributable to sharply stronger prime-time ratings and improved cable and owned-and-operated station performance, resulting in improved advertising prices throughout the period. Operating profit was up 48% in 1995, as a result of the stronger advertising revenues. Operating profit also increased sharply in 1994, in part because of restructuring provisions of $81 million in 1993. Excluding the effect of those provisions, operating profit improved 45% from 1993, reflecting the impact of stronger advertising, improved ratings performance and substantially improved cable operations.

      * INDUSTRIAL PRODUCTS AND SYSTEMS revenues rose 8% in 1995, following a 10% increase in 1994. The improvements in revenues in both years were largely attributable to increased volume in Transportation Systems, Lighting, and Motors and Industrial Systems (Motors). Operating profit increased 14% in 1995, after a 47% increase in 1994. The improvement in 1995 resulted from the combination of productivity across the segment and the volume increases, which more than offset higher material costs. The 1994 increase in operating profit reflected primarily the effect of $253 million of restructuring provisions in 1993. Absent restructuring provisions, operating profit increased 15% in 1994, principally because of improved European operations in Lighting and the combination of higher volume and productivity in Motors and Transportation Systems.

      Transportation Systems received orders of $1.6 billion in 1995, down $1.2 billion from 1994's record level. The backlog at year-end 1995 was $3.4 billion ($3.5 billion at the end of 1994), about 29% of which was scheduled for shipment in 1996.

      * MATERIALS revenues increased 17% in 1995, reflecting principally the effects of higher selling prices and the consolidation of Toshiba Silicones. Operating profit increased 51%, primarily because of higher prices, productivity and volume growth, the combination of which more than offset increases in material costs. Revenues were up 13% in 1994, primarily because of increased volume across all major product groups. Operating profit rose 16% in 1994, in part because there was no counterpart to $52 million of restructuring provisions in 1993. Excluding 1993 restructuring provisions, operating profit increased 9%, as ongoing productivity and improved volume more than offset the impact of lower selling prices and much higher material costs.

      * POWER GENERATION revenues were 10% higher in 1995, following a 7% increase in 1994. The current-year revenue increase was more than accounted for by the 1995 consolidation of Nuovo Pignone ($1.5 billion in revenues). Excluding Nuovo Pignone, the revenue decrease in 1995 resulted from lower volume in both gas and steam turbines. Operating profit decreased 38% in 1995, as the profit contribution of Nuovo Pignone was more than offset by the effects of difficult market conditions on volume and prices, cost inflation, and modification costs related to series "F" gas turbines. Operating profit in 1994 increased 21%, reflecting the effect of 1993 restructuring provisions of $82 million. Adjusting for 1993 restructuring provisions, operating profit increased 12%, primarily as a result of lower material costs and volume improvements that more than offset lower selling prices.

F-11
Annual Report Page No. 35

SUMMARY OF INDUSTRY SEGMENTS
                                                                  General Electric Company and consolidated affiliates
                                                                -------------------------------------------------------
For the years ended December 31 (In millions)                      1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------------------------------------
REVENUES
    GE
         Aircraft Engines                                       $ 6,098     $ 5,714     $ 6,580     $ 7,368     $ 7,777
         Appliances                                               5,933       5,965       5,555       5,330       5,225
         Broadcasting                                             3,919       3,361       3,102       3,363       3,121
         Industrial Products and Systems                         10,194       9,406       8,575       8,210       8,248
         Materials                                                6,647       5,681       5,042       4,853       4,736
         Power Generation                                         6,545       5,933       5,530       5,106       4,813
         Technical Products and Services                          4,424       4,285       4,174       4,674       4,686
         All Other                                                2,707       2,348       1,803       1,581       1,485
         Corporate items and eliminations                          (286)       (195)       (242)       (399)       (538)
                                                                -------     -------     -------     -------     -------
            Total GE                                             46,181      42,498      40,119      40,086      39,553
                                                                -------     -------     -------     -------     -------
    GECS
         Financing                                               19,042      14,932      12,399      10,544      10,069
         Specialty Insurance                                      7,444       4,926       4,862       3,863       2,989
         All Other                                                    6          17          15          11          (5)
                                                                -------     -------     -------     -------     -------
            Total GECS                                           26,492      19,875      17,276      14,418      13,053
                                                                -------     -------     -------     -------     -------
    Eliminations                                                 (2,645)     (2,264)     (1,694)     (1,453)     (1,323)
                                                                -------     -------     -------     -------     -------
CONSOLIDATED REVENUES                                           $70,028     $60,109     $55,701     $53,051     $51,283
                                                                =======     =======     =======     =======     =======
------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT
    GE
         Aircraft Engines                                       $ 1,176       $ 935       $ 798     $ 1,274     $ 1,390
         Appliances                                                 697         683         372         386         400
         Broadcasting                                               738         500         264         204         209
         Industrial Products and Systems                          1,519       1,328         901       1,071       1,088
         Materials                                                1,465         967         834         740         800
         Power Generation                                           769       1,238       1,024         854         679
         Technical Products and Services                            801         787         706         912         693
         All Other                                                2,683       2,309       1,725       1,495       1,405
                                                                -------     -------     -------     -------     -------
            Total GE                                              9,848       8,747       6,624       6,936       6,664
                                                                -------     -------     -------     -------     -------
    GECS
         Financing                                                3,045       2,662       1,727       1,366       1,327
         Specialty Insurance                                      1,020         589         770         641         501
         All Other                                                 (545)       (302)       (288)       (272)       (290)
                                                                -------     -------     -------     -------     -------
            Total GECS                                            3,520       2,949       2,209       1,735       1,538
                                                                -------     -------     -------     -------     -------
    Eliminations                                                 (2,396)     (2,072)     (1,554)     (1,317)     (1,199)
                                                                -------     -------     -------     -------     -------
CONSOLIDATED OPERATING PROFIT                                    10,972       9,624       7,279       7,354       7,003
    GE interest and financial charges, net of eliminations         (644)       (417)       (529)       (752)       (881)
    GE items not traceable to segments                             (591)       (546)       (614)       (629)       (515)
                                                                -------     -------     -------     -------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
    AND ACCOUNTING CHANGES                                      $ 9,737     $ 8,661     $ 6,136     $ 5,973     $ 5,607
                                                                =======     =======     =======     =======     =======
------------------------------------------------------------------------------------------------------------------------

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

Annual Report Page No. 36

      Power Generation orders were $6.7 billion for 1995, compared with $5.7 billion in 1994. The backlog of unfilled orders at year-end 1995 was $10.2 billion ($9.4 billion at the end of 1994), about 43% of which was scheduled to be shipped in 1996. The increases in orders and backlog were more than accounted for by the consolidation of Nuovo Pignone in 1995.

      * TECHNICAL PRODUCTS AND SERVICES revenues were up 3% in 1995, following a similar increase in 1994, as higher volume was partially offset by lower selling prices in both Medical Systems and Information Services. Medical Systems achieved strong volume growth in Asia and Europe, but the U.S. market was weak throughout both years. Information Services revenues increased in 1995 and 1994, reflecting continued worldwide growth in services associated with electronic commerce. Segment operating profit increased 2% in 1995, primarily a result of productivity gains. The 1994 increase in operating profit of 11% was partially attributable to 1993 restructuring provisions of $60 million. Excluding such provisions, 1994 operating profit was 3% ahead of 1993, reflecting productivity and volume improvements that were partially offset by weaker pricing at both Medical Systems and Information Services.

      Orders received by Medical Systems in 1995 were $3.7 billion, up 12% from 1994. The backlog of unfilled orders at year-end 1995 was $1.6 billion ($1.5 billion at the end of 1994), about 94% of which was scheduled to be shipped in 1996.

      * ALL OTHER consists primarily of GECS' earnings, which are discussed in the next section. Also included are revenues derived from licensing the use of GE technology to others.

GECS CONTINUING OPERATIONS

GECS conducts its operations in two segments: Financing and Specialty Insurance. The Financing segment includes financing operations of General Electric Capital Corporation (GE Capital). The Specialty Insurance segment includes operations of GE Global Insurance Holding Corporation (GE Global Insurance), the principal subsidiary of which is Employers Reinsurance Corporation (ERC), and the other insurance businesses described on page 61.

IMPROVED OPERATING RESULTS for 1995 and 1994 reflect the effects of asset growth with approximately equal contributions from origination volume and from acquisitions of businesses and portfolios.

      * GECS revenues from operations were $26.5 billion in 1995, up 33% from 1994, which was up 15% from 1993.

      * GECS earnings from continuing operations were $2.4 billion in 1995, up 16% from 1994, which was up 33% from 1993. The 1995 increase reflected asset growth partially offset by a decrease in financing spreads (the excess of yields over interest rates on borrowings). The 1994 increase resulted primarily from asset growth, increased financing spreads and improved asset quality, which were partially offset by higher insurance losses.

      * GECS interest on borrowings in 1995 was $6.7 billion, 47% higher than in 1994, which was 28% higher than in 1993. Increases in 1995 and 1994 reflected the effects of higher average borrowings used to finance asset growth as well as the effects of higher interest rates. Part of the 1995 increase resulted from a shift during the year to longer-term funding. The composite interest rate on GECS' borrowings was 6.76% in 1995, compared with 5.47% in 1994 and 4.96% in 1993.

      * GECS insurance losses and policyholder and annuity benefits increased to $5.3 billion during 1995, compared with $3.5 billion in 1994 and $3.2 billion in 1993, primarily because of business acquisitions and growth in originations throughout the period.

      * GECS other costs and expenses increased to $9.8 billion in 1995 from $7.9 billion in 1994 and $7.2 billion in 1993, reflecting costs associated with acquired businesses and portfolios, and higher investment levels.

      GECS industry segment revenues and operating profit for the past five years are shown in the table on page 35. Revenues from operations (earned income) are detailed in note 4.

      * FINANCING SEGMENT revenues from operations were $19.0 billion in 1995, up 28% from 1994, which was up 20% from 1993. Asset growth and increased yields were significant factors in both years.

      Operating profit was $3.0 billion in 1995, up 14% from 1994, as the effects of the asset growth were partially offset by declining financing spreads and losses from adverse market conditions in the Mortgage Services business. Financing spreads declined during 1995, as the increase in borrowing rates outpaced the improvements in yields. Operating profit increased 54% in 1994 over 1993, the result of asset growth of 14%, increased financing spreads and improved asset quality. The provision for losses on financing receivables increased in 1995, principally reflecting portfolio growth, following a decline in 1994 that was attributable to improved quality of the portfolio. Other costs and expenses increased in both years, primarily as a result of asset growth.

      The portfolio of financing receivables, before allowance for losses, increased to $95.8 billion at the end of 1995 from $78.4 billion at the end of 1994. Financing receivables are the Financing segment's largest asset and its primary source of revenues. The related allowance for losses at the end of

Annual Report Page No. 37

1995 amounted to $2.5 billion (2.63% of receivables - the same as for 1994 and 1993) and, in management's judgment, is appropriate given the risk profile of the portfolio. Amounts written off in 1995 were approximately 1.01% of the year's average financing receivables, compared with 1.04% and 1.59% during 1994 and 1993, respectively. A discussion of the quality of certain elements of the Financing segment portfolio follows. Nonearning receivables are those that are 90 days or more delinquent and reduced-earning receivables are receivables whose terms have been restructured to a below-market yield.

      Consumer receivables at year-end 1995 and 1994 are shown in the following table:

-------------------------------------------------------------------------
(In millions)                                          1995         1994
-------------------------------------------------------------------------
Credit card and personal loans                      $23,937      $19,124
Auto loans                                            5,555        3,991
Auto finance leases                                  12,461        7,473
                                                    -------      -------
    Total consumer                                  $41,953      $30,588
                                                    =======      =======
Nonearning and reduced-earning                         $671         $422
    - As percentage of total                           1.6%         1.4%
Receivable write-offs for the year                     $644         $482
-------------------------------------------------------------------------

      Most of the nonearning consumer receivables were U.S. private-label credit card loans, the majority of which were subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Delinquencies in the consumer portfolio were slightly higher at the end of 1995 than for 1994, consistent with overall industry experience.

      Commercial real estate portfolio at year-end 1995 and 1994 amounted to $17.4 billion and $16.9 billion, respectively, as shown in the following table:

-------------------------------------------------------------------------
(In millions)                                          1995         1994
-------------------------------------------------------------------------
Commercial real estate loans                        $13,405      $13,282
   Nonearning and reduced-earning loans                 179          179
   Receivable write-offs for the year                   147          209
Assets acquired for resale                            2,335        2,103
Other (primarily ventures)                            1,651        1,508
-------------------------------------------------------------------------

      Commercial real estate loans are generally secured by first mortgages. Assets are acquired for resale from various financial institutions. Values realized during 1995 and 1994 on disposition of assets acquired for resale have met or exceeded expectations at the time of purchase.

      The commercial real estate portfolio includes investments in a variety of property types and continues to be well dispersed geographically, principally in the continental United States. Write-offs in the commercial real estate portfolio declined during 1995, as markets continued to stabilize.

-----------------------------------------------------------------------------
GECS EARNINGS FROM
CONTINUING OPERATIONS
(In billions)           1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
                      $1.221      $1.331      $1.567      $2.085      $2.415
-----------------------------------------------------------------------------

      Other financing receivables, totaling $40.4 billion at December 31, 1995, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $5.9 billion during 1995, primarily because of acquisitions. The related nonearning and reduced-earning receivables increased to $285 million at year-end 1995 from $165 million at year-end 1994.

      GECS held loans and leases to commercial airlines, as discussed in note 16, amounting to $8.3 billion at the end of 1995, up from $7.6 billion at the end of 1994, reflecting purchases of aircraft. At year-end 1995, GECS' commercial aircraft positions included financial guaranties and funding commitments amounting to $409 million ($506 million at year-end 1994) and conditional commitments to purchase aircraft at a cost of $141 million ($81 million at year-end 1994). On January 22, 1996, GECS announced that it had placed a multi-year order for various Boeing aircraft with list prices approximating $4 billion.

      * SPECIALTY INSURANCE SEGMENT revenues from operations were $7.4 billion in 1995, an increase of 51% from 1994, which was essentially the same as 1993. The increase in 1995 reflected growth, primarily associated with business acquisitions, in the property and casualty reinsurance business. Operating profit increased to $1,020 million in 1995 from $589 million in 1994, principally because there was no current-year counterpart to the 1994 adverse loss development in the private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California. Operating profit in 1995 also was enhanced by improved returns on investment securities and effects of acquisitions. For 1994, private mortgage pool insurance losses more than offset operating profit increases in other parts of the segment, including primary mortgage insurance.

Annual Report Page No. 38

INTERNATIONAL OPERATIONS

Estimated results of international operations include all exports from the United States plus the results of GE's and GECS' operations located outside the United States. International revenues in 1995 were $26.9 billion (38% of consolidated revenues), compared with $20.0 billion in 1994 and $18.2 billion in 1993. In 1995, about 46% of GE's sales of goods and services were international, compared with about 40% in the previous two years. The chart below left depicts the growth in international revenues in relation to total revenues over the past five years. International operating profit was $3.0 billion (27% of consolidated operating profit) in 1995, compared with $2.6 billion in 1994 and $2.3 billion in 1993.

      GE's international revenues were $20.2 billion in 1995, an increase of 24% from 1994, reflecting strong growth in Europe and the Pacific Basin. European revenues increased by $2.5 billion, largely because of the 1995 consolidation of Nuovo Pignone's $1.5 billion of sales. Additionally, many GE businesses, especially Aircraft Engines and Plastics, achieved strong revenue performance in Europe during the year. GE's Pacific Basin revenues were up $0.9 billion in 1995, the result of consolidating Toshiba Silicones in the Plastics business, as well as growth across many other businesses, particularly Medical Systems and Lighting.

      GECS' international revenues were $6.7 billion in 1995 and year-end assets were about $43.3 billion. These revenues, which were derived primarily from operations in Europe, Canada and the Pacific Basin, were up sharply from $3.7 billion in 1994; year-end assets more than doubled during the year from approximately $21.5 billion at the end of 1994. The increase is attributable to expansion of GECS' operations into the international marketplace - expansion that management expects to continue.

      The accompanying financial results reported in U.S. dollars are unavoidably affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. International activity is diverse, as shown for revenues in the chart at the bottom right of this page. Principal currencies include those of countries in the European Monetary Union, as well as the Japanese yen and the Canadian dollar.

      GE's export sales by major world areas follow.

---------------------------------------------------------------------------
GE'S TOTAL EXPORTS FROM THE UNITED STATES
(In millions)                            1995          1994         1993
---------------------------------------------------------------------------
Pacific Basin                          $3,397        $3,260       $2,645
Europe                                  1,701         1,319        2,320
Americas                                1,023         1,027          981
Other                                     964           821        1,039
                                       ------        ------       ------
   Exports to external customers        7,085         6,427        6,985
   Exports to affiliates                2,123         1,683        1,513
                                       ------        ------       ------
Total exports                          $9,208        $8,110       $8,498
                                       ======        ======       ======
---------------------------------------------------------------------------
        <

      GE made a positive 1995 contribution of approximately $5.2 billion to the U.S. balance of trade. Total exports in 1995 were $9.2 billion; direct imports from external suppliers were $2.8 billion; and imports from GE affiliates were $1.2 billion.

-----------------------------------------------------------------------------
CONSOLIDATED REVENUES
(In billions)           1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
United States        $34.631     $35.228     $37.471     $40.064     $43.164
International         16.652      17.823      18.230      20.045      26.864
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL
REVENUES
(In billions)           1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
Europe                $7.972      $8.721      $9.042      $9.116     $14.117
Pacific Basin          4.030       4.349       4.531       5.997       7.136
Americas               3.194       3.315       3.215       3.763       4.105
Other                  1.456       1.438       1.442       1.169       1.506
-----------------------------------------------------------------------------

Annual Report Page No. 39

MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity focuses on the Statement of Financial Position (page 28) and the Statement of Cash Flows (page 30).

      Throughout the discussion, it is important to understand the differences between the businesses of GE and GECS. Although GE's manufacturing and nonfinancial services activities involve a variety of different businesses, their underlying characteristics are development, preparation for market and delivery of tangible goods and services. Risks and rewards are directly related to the ability to manage and finance those activities.

      GECS' principal businesses provide financing, asset management, insurance and other financial services to third parties. The underlying characteristics of these businesses involve the management of financial risk. GECS' risks and rewards stem from the abilities of its businesses to continue to design and provide a wide range of financial services in a competitive marketplace and to receive adequate compensation for such services. GECS is not a "captive finance company" nor a vehicle for "off-balance-sheet financing" for GE; very little of GECS' business is directly related to other GE operations.

      Despite the different business profiles of GE and GECS, the global commercial airline industry is one significant example of an important source of business for both. GE assumes financing positions primarily in support of engine sales, whereas GECS is a significant source of lease and loan financing for the industry (see details in note 16). Management believes that, particularly as the industry regains financial strength, these financing positions are reasonably protected by collateral values and by its ability to control assets, either by ownership or security interests.

      The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the financial statements.

STATEMENT OF FINANCIAL POSITION

      * INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by GECS' specialty insurance and annuity businesses in support of obligations to policyholders and annuitants. The increase of $10.2 billion at GECS during 1995 was principally related to acquisitions, increases in fair value resulting from lower year-end interest rates and investment of premiums.

      * GE'S CURRENT RECEIVABLES were $8.9 billion and $7.8 billion at the end of 1995 and 1994, respectively, and included $6.6 billion and $5.7 billion due from customers at the end of 1995 and 1994, respectively. As a measure of

-----------------------------------------------------------------------------
GE ANNUAL INVENTORY
TURNOVER                1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
                        4.71        5.26        5.97        6.86        6.90
-----------------------------------------------------------------------------

asset utilization, customer receivables turnover was 6.7 in 1995, compared with 6.9 in 1994, a decline solely attributable to consolidation of Nuovo Pignone. Current receivables other than amounts owed by customers are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

      * INVENTORIES were $4.4 billion at December 31, 1995, up $0.5 billion from the end of 1994. As a measure of inventory utilization, turnover was 6.9 in 1995, about the same as in 1994. Absent the consolidation of Nuovo Pignone, inventory turnover would have been 7.2 in 1995, continuing the improvements achieved over the past five years. Last-in, first-out (LIFO) revaluations decreased $87 million in 1995, compared with decreases of $197 million in 1994 and $179 million in 1993. Included in these changes were decreases of $88 million, $72 million and $101 million (1995, 1994 and 1993, respectively) that resulted from lower LIFO inventory levels. There was no cost change in 1995 and net cost decreases in 1994 and 1993.

      * GECS FINANCING RECEIVABLES were $93.3 billion at year-end 1995, net of allowance for doubtful accounts, up $16.9 billion over 1994. These receivables are discussed on page 36 and in notes 8 and 13.

      * GECS OTHER RECEIVABLES were $12.9 billion and $6.0 billion at December 31, 1995 and 1994, respectively. The 1995 increase was almost entirely attributable to premiums receivable and reinsurance recoverables, reflecting acquired businesses and a general increase in underwriting activity.

      * PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $25.7 billion at December 31, 1995, up $2.2 billion from 1994. GE's property, plant and equipment consists of investments for its own productive use, whereas the largest element of GECS' investment is in equipment provided to third parties on operating leases. Details by category of investment can be found in note 14.

Annual Report Page No. 40

      GE's total expenditures for new plant and equipment during 1995 totaled $1.8 billion, up slightly from $1.7 billion in 1994. Total expenditures for the past five years were $8.8 billion, of which 36% was investment in productivity, through new equipment and process improvements; 35% was investment for growth, through new capacity and product development; and 29% was investment for such other purposes as improvement of research and development facilities and safety and environmental protection.

      GECS' additions to its equipment leased to others were $4.5 billion during 1995 ($5.6 billion during 1994).

      * INTANGIBLE ASSETS were $13.3 billion at year-end 1995, up from $11.4 billion at year-end 1994. GE's intangibles increased to $6.6 billion from $6.3 billion at the end of 1994. The $1.7 billion increase in GECS' intangibles was primarily goodwill attributable to various acquisitions, none of which was individually material.

      * ALL OTHER ASSETS totaled $26.3 billion at year-end 1995, an increase of $2.4 billion from the end of 1994. GE's other assets decreased $0.5 billion, reflecting the 1995 consolidation of Nuovo Pignone, which was classified in other assets in 1994, and an increase in the prepaid pension asset. GECS' increase of $2.9 billion related principally to acquisitions.

      * INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $39.7 billion, $10.3 billion higher than in 1994. The increase was primarily attributable to acquisitions.

      * CONSOLIDATED BORROWINGS aggregated $115.5 billion at December 31, 1995, compared with $94.8 billion at the end of 1994. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (GECS' major public borrowing entity) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

      GE has committed to contribute capital to GE Capital in the event of either a significant, specified decrease in the ratio of GE Capital's earnings to fixed charges or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE also has guarantied subordinated debt of GECS with a face amount of $1,000 million and $700 million at December 31, 1995 and 1994, respectively. Management believes the likelihood that GE will be required to contribute capital under either the commitments or the guaranties is remote.

      GE's total borrowings were $3.9 billion at year-end 1995 ($1.6 billion short-term, $2.3 billion long-term), an increase of about $0.3 billion from year-end 1994. GE's total debt at the end of 1995 equaled 11.6% of total capital, down from 11.9% at the end of 1994.

      GECS' total borrowings were $111.6 billion at December 31, 1995, of which $62.8 billion is due in 1996 and $48.8 billion is due in subsequent years. Comparable amounts at the end of 1994 were $91.4 billion total, $57.1 billion due within one year and $34.3 billion due thereafter. GECS' composite interest rates are discussed on page 36. A large portion of GECS' borrowings ($41.2 billion and $43.7 billion at the end of 1995 and 1994, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper is issued by GE Capital. The average remaining terms and interest rates of GE Capital's commercial paper were 41 days and 5.88%, respectively, at the end of 1995, compared with 45 days and 5.90% at the end of 1994. GE Capital's leverage (ratio of debt to equity, excluding from equity all net unrealized gains and losses on investment securities) was 7.89 to 1 at the end of 1995, compared with 7.94 to 1 at the end of 1994. By comparison, including in equity all net unrealized gains and losses on investment securities, GE Capital's ratio of debt to equity was 7.59 to 1 at the end of 1995, compared with 8.43 to 1 at the end of 1994.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

Both GE and GECS are exposed to various types of risk, although the nature of their activities means that the respective risks are different. The multinational nature of GE's operations and the relatively low level of GE's borrowings means that currency management is more important than managing exposure to changes in interest rates.

      On the other hand, changes in interest rates are the more significant exposure for GECS because of the potential effects of such changes on financing spreads.

      The correlation between interest rate changes and financing spreads is subject to many factors and cannot be forecast with reliability. Although not necessarily relevant to future effects, management estimates that, all

-----------------------------------------------------------------------------
GE BORROWINGS AS A PERCENTAGE
OF TOTAL CAPITAL INVESTED
                       1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
                      26.18%      22.39%      15.51%      11.87%      11.60%
-----------------------------------------------------------------------------

Annual Report Page No. 41

else constant, an increase of 100 basis points in interest rates for all of 1995 would have reduced GECS net earnings by approximately $65 million.

      GE and GECS use various financial instruments, particularly interest rate, currency and basis swaps, but also options and currency forwards, to manage their respective risks. GE and GECS are exclusively end users of these instruments, which are commonly referred to as derivatives; neither GE nor GECS engages in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. The total exposure of GE and GECS to credit risk associated with in-the-money derivatives at December 31, 1995, was $50 million and $680 million, respectively. Management does not anticipate any loss from this exposure.

      More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 18 and 29.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows statements separately.

GE

GE's cash and equivalents aggregated $0.9 billion at the end of 1995, about $0.5 billion lower than at the end of 1994. During 1995, GE generated $6.1 billion in cash from operating activities, about the same as in 1994. The 1995 cash generation provided most of the resources to repurchase $3.1 billion of GE common stock under share repurchase programs, to pay $2.8 billion in dividends to share owners, and to invest $1.8 billion in new plant and equipment.

      Operating activities are the principal source of GE's cash flows from continuing operations. Over the past three years, operating activities have provided more than $17.3 billion of cash. Principal applications were payment of dividends to share owners ($7.4 billion), investment in new plant and equipment ($5.2 billion) and reduction of debt ($2.9 billion). In addition, the Company repurchased and placed into treasury $3.4 billion of its common stock during the past three years under share repurchase programs.

      In December 1994, GE's Board of Directors authorized the repurchase of up to $5 billion of the Company's common stock over the following two years. In December 1995, the Board increased the authorized amount of the repurchase to $9 billion and extended the program through 1997. This program is a direct result of GE's solid financial condition and cash-generating capability, and it was authorized after evaluating various alternatives to enhance long-term share owner value.

-----------------------------------------------------------------------------
GE CUMULATIVE CASH FLOWS
(In billions)           1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
Cash flows from operating
  activities          $3.626      $8.199     $13.400     $19.471     $25.536
Dividends paid         1.780       3.705       5.858       8.320      11.090
Shares repurchased     1.043       2.175       2.882       3.955       7.057
-----------------------------------------------------------------------------

      Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making long-term investments for future growth, including selective acquisitions and investments in joint ventures. Expenditures for new plant and equipment in 1996 are expected to be about 20% higher than in 1995, principally for productivity and growth.

GECS

GECS' primary source of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS' borrowings with maturities of 90 days or less have decreased by $4.4 billion. New borrowings of $74.5 billion having maturities longer than 90 days were added during those years, while $38.3 billion of such longer-term borrowings were retired. GECS also generated $24.3 billion from continuing operating activities.

      GECS' principal use of cash has been investing in assets to grow its businesses. Of the $53.5 billion that GECS invested over the past three years, $25.0 billion was used for additions to financing receivables, $13.5 billion was used to invest in new equipment, principally for lease to others, and $9.5 billion was used for acquisitions of new businesses.

      With the financial flexibility that comes with excellent credit ratings, management believes that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

Annual Report Page No. 42

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

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $1,892 million in 1995, up $151 million (or 9%) from 1994. In 1995, expenditures of $1,299 million were from GE's own funds, up 10% from 1994. Expenditures reflected continuing research and development work related to new product programs, including the next generation of gas turbines, a more powerful version of the recently introduced AC locomotive and, in Aircraft Engines, introduction of the new GE90 and development of more fuel-efficient versions of the best-selling CFM56. Expenditures from funds provided by customers (mainly the U.S. government) were $593 million in 1995, up $28 million from 1994, primarily reflecting additional research efforts in advanced propulsion technologies at Aircraft Engines.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1995 was $25.5 billion, up $1.2 billion from the 1994 level. The increase was more than accounted for by the 1995 consolidation of Nuovo Pignone. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Industry Segments beginning on page 34 for further discussion on unfilled orders of relatively long-cycle manufacturing businesses. About 46% of total unfilled orders at the end of 1995 was scheduled to be shipped in 1996, with most of the remainder to be shipped in the two years after that. For comparison, about 50% of the 1994 backlog was expected to be shipped in 1995.

REGARDING ENVIRONMENTAL MATTERS, the Company's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

      In 1995, GE had capital expenditures of about $75 million for projects related to the environment. The comparable amount in 1994 was $63 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices - such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators - at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $85 million over the next two years. This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

      GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $76 million in 1995, compared with $98 million in 1994. It is presently expected that remediation actions will require average annual expenditures in the range of $80 million to $110 million over the next two years. Liabilities for remediation costs are based on management's best estimate of future costs; when there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of such range. Possible insurance recoveries are not considered in estimating liabilities.

      It is difficult to estimate with any meaning the annual level of future remediation expenditures because of the many uncertainties, including uncertainties about the status of laws, regulations, technology and information related to individual sites. Subject to the foregoing, management believes that capital expenditures and remediation actions to comply with the present laws governing environmental protection will not have a material effect on consolidated earnings, liquidity or competitive position. In making this determination, management considered the fact that, if remediation expenditures were to continue at the 1995 level, liabilities recorded at the end of 1995 would be sufficient to cover expenditures through the end of 2001, and that the probability of incurring more than nominal expenditures beyond 2015 is remote. Of course, lower annual expenditures could be incurred over a longer period without increasing the total expenditures.

-----------------------------------------------------------------------------
GE SHARE PRICE ACTIVITY
                        1991        1992        1993        1994        1995
-----------------------------------------------------------------------------
High                  $39.00      $43.75      $53.50     $54.875     $73.125
Low                    26.50      36.375      40.375       45.00      49.875
Close                  38.25       42.75       52.44       51.00       72.00
-----------------------------------------------------------------------------

Annual Report Page No. 43

SELECTED FINANCIAL DATA
                                                      -----------------------------------------------------------------
(Dollar amounts in millions;
per-share amounts in dollars)                             1995         1994            1993             1992       1991
-----------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                           $ 70,028      $60,109         $55,701          $53,051    $51,283
   Earnings from continuing operations                   6,573        5,915           4,184            4,137      3,943
   Earnings (loss) from discontinued operations              -       (1,189)            993              588        492
   Earnings before accounting changes                    6,573        4,726           5,177            4,725      4,435
   Net earnings                                          6,573        4,726           4,315            4,725      2,636
   Dividends declared                                    2,838        2,546           2,229            1,985      1,808
   Earned on average share owners' equity                23.5%        18.1%           17.5%            20.9%      12.2%
   Per share
      Earnings from continuing operations             $   3.90      $  3.46         $  2.45          $  2.41    $  2.27
      Earnings (loss) from discontinued operations           -        (0.69)           0.58             0.34       0.28
      Earnings before accounting changes                  3.90         2.77            3.03             2.75       2.55
      Net earnings                                        3.90         2.77            2.52             2.75       1.51
      Dividends declared                                  1.69         1.49           1.305             1.16       1.04
      Stock price range                          73 1/8-49 7/8    54 7/8-45   53 1/2-40 3/8    43 3/4-36 3/8  39-26 1/2
   Total assets of continuing operations               228,035      185,871         166,413          135,472    123,115
   Long-term borrowings                                 51,027       36,979          28,194           25,298     22,602
   Shares outstanding - average (in thousands)       1,683,812    1,708,738       1,707,979        1,714,396  1,737,863
   Share owner accounts - average                      460,000      458,000         464,000          481,000    495,000
   Employees at year end
      United States                                    150,000      156,000         157,000          168,000    173,000
      Other countries                                   72,000       60,000          59,000           58,000     62,000
      Discontinued operations (primarily U.S.)               -        5,000           6,000           42,000     49,000
                                                      --------      -------         -------          -------    -------
      Total employees                                  222,000      221,000         222,000          268,000    284,000
                                                      ========      =======         =======          =======    =======
-----------------------------------------------------------------------------------------------------------------------
GE DATA
   Short-term borrowings                              $  1,666        $ 906         $ 2,391          $ 3,448    $ 3,482
   Long-term borrowings                                  2,277        2,699           2,413            3,420      4,332
   Minority interest                                       434          382             355              350        353
   Share owners' equity                                 29,609       26,387          25,824           23,459     21,683
                                                      --------      -------         -------          -------    -------
      Total capital invested                          $ 33,986      $30,374         $30,983          $30,677    $29,850
                                                      ========      =======         =======          =======    =======
   Return on average total capital invested              21.3%        15.9%           15.2%            16.9%      11.1%
   Borrowings as a percentage of total capital invested  11.6%        11.9%           15.5%            22.4%      26.2%
   Working capital                                    $    204      $   544         $  (419)         $  (822)   $  (231)
   Property, plant and equipment additions               1,831        1,743           1,588            1,445      2,164
   Year-end orders backlog                              25,507       24,324          22,861           25,434     26,049
-----------------------------------------------------------------------------------------------------------------------

GECS DATA
   Revenues                                           $ 26,492      $19,875         $17,276          $14,418    $13,053
   Earnings from continuing operations                   2,415        2,085           1,567            1,331      1,221
   Earnings (losses) from discontinued operations            -       (1,189)            240              168         54
   Net earnings                                          2,415          896           1,807            1,499      1,256
   Share owner's equity                                 12,774        9,380          10,809            8,884      7,758
   Minority interest                                     2,522        1,465           1,301              994        865
   Borrowings from others                              111,598       91,399          81,052           72,360     63,313
   Ratio of debt to equity at GE Capital <F1>           7.89:1       7.94:1          7.96:1           7.91:1     7.80:1
   Total assets of GE Capital                         $160,825     $130,904        $117,939          $92,632    $80,528
   Reserve coverage on financing receivables             2.63%        2.63%           2.63%            2.63%      2.63%
   Insurance premiums written                         $  6,158      $ 3,962         $ 3,956          $ 2,900    $ 2,155
------------------------------------------------------------------------------------------------------------------------

<F1> Equity excludes unrealized gains and losses on investment securities.

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

Annual Report Page No. 44

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

      KPMG Peat Marwick LLP provides an objective, independent review of management's discharge of its obligations relating to the fairness of reporting operating results and financial condition. Their report for 1995 appears below.

      The Audit Committee of the Board (consisting solely of Directors from outside GE) maintains an ongoing appraisal - on behalf of share owners - of the activities and independence of the Company's independent auditors, the activities of its internal audit staff, financial reporting process, internal financial controls and compliance with key Company policies.

/s/ John F. Welch, Jr.              /s/ Dennis D. Dammerman
----------------------------        ---------------------------
John F. Welch, Jr.                  Dennis D. Dammerman
Chairman of the Board and           Senior Vice President
Chief Executive Officer             Finance

February 9, 1996




Independent Auditors' Report

To Share Owners and Board of Directors of

General Electric Company

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14 (a)(1) on page 27. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(2) on page 27. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 20 to the consolidated financial statements, the Company in 1993 adopted a required change in its method of accounting for postemployment benefits.



/s/ KPMG Peat Marwick LLP

----------------------------------------

KPMG Peat Marwick LLP
Stamford, Connecticut
February 9, 1996

Annual Report Page No. 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      * GECS. This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Global Insurance Holding Corporation (GE Global Insurance). GE Capital, GE Global Insurance and their respective affiliates are consolidated in the GECS columns and constitute its business.

      * CONSOLIDATED. These data represent the adding together of GE and GECS.

      The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are not material.

      Certain prior-year amounts have been reclassified to conform to the 1995 presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

SALES OF GOODS AND SERVICES. A sale is recorded when title passes to the customer or when services are performed in accordance with contracts.

GECS REVENUES FROM OPERATIONS ("EARNED INCOME"). Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost-recovery basis as conditions warrant.

      Financing lease income is recorded on the interest method so as to produce a level yield on funds not yet recovered. Estimated unguarantied residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms.

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

      Premiums on insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Premiums received under annuity contracts that do not have significant mortality or morbidity risk are not reported as revenues but as annuity benefits - a liability - and are adjusted according to terms of the respective policies.

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

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS. GECS maintains an allowance for losses on financing receivables at an amount that it believes is sufficient to provide adequate protection against future losses in the portfolio. When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

      See note 8 for further information on GECS' allowance for losses on financing receivables.

Annual Report Page No. 46

CASH EQUIVALENTS. Marketable securities with original maturities of three months or less are included in cash equivalents.

INVESTMENT SECURITIES. The Company has designated its investments in debt securities and marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings.

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

INTEREST RATE AND CURRENCY RISK MANAGEMENT. As a matter of policy, neither GE nor GECS engages in derivatives trading, market-making or other speculative activities. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

      GE and GECS use swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, GECS uses swaps to stabilize cash flows from mortgage-related assets.

      Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. Both GE and GECS require all other swaps, as well as options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

2. DISCONTINUED OPERATIONS

A summary of discontinued operations follows.

-------------------------------------------------------------------------
(In millions)                                          1994         1993
-------------------------------------------------------------------------
Earnings (loss) from GECS securities
    broker-dealer                                   $(1,189)        $240
Earnings from GE Aerospace                                -          753
                                                    -------         ----
Earnings (loss) from discontinued operations        $(1,189)        $993
                                                    =======         ====
-------------------------------------------------------------------------

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

-------------------------------------------------------------------------
(In millions)                                          1994         1993
-------------------------------------------------------------------------
Revenues                                            $ 4,578       $4,861
                                                    =======       ======
Earnings (loss) before income taxes                   $(551)      $  439
Income tax benefit (provision)                          230         (199)
                                                    -------       ------
Earnings (loss) from discontinued operations           (321)         240
Provision for loss, net of income tax
    benefit of $266                                    (868)           -
                                                    -------        -----
Earnings (loss) from GECS securities
    broker-dealer                                   $(1,189)      $  240
                                                    =======       ======
-------------------------------------------------------------------------

      The 1994 provision of $868 million after taxes, shown in the summary above, related to exit costs associated with liquidation of Kidder, Peabody. This liquidation was substantially complete as of December 31, 1995.

GE AEROSPACE. In April 1993, General Electric Company transferred GE's Aerospace business segment, GE Government Services, Inc., and a component of GE that operated Knolls Atomic Power Laboratory under a contract with the U.S. Department of Energy to a new company controlled by the shareholders of Martin Marietta Corporation in a transaction valued at $3.3 billion. Summary operating results of discontinued aerospace operations follow.

-------------------------------------------------------------------------
(In millions)                                                       1993
-------------------------------------------------------------------------
Revenues                                                            $996
                                                                    ====
Earnings before income taxes                                        $119
Provision for income taxes                                           (44)
                                                                    ----
Earnings from discontinued operations                                 75
Gain on transfer, net of income taxes of $752                        678
                                                                    ----
Earnings from GE Aerospace                                          $753
                                                                    ====
-------------------------------------------------------------------------

Annual Report Page No. 47

3. GE OTHER INCOME

-------------------------------------------------------------------------
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
Royalty and technical agreements         $453          $395         $371
Associated companies                      111           115           65
Marketable securities and bank deposits    70            77           75
Customer financing                         26            28           29
Other investments
   Dividends                               62            62           50
   Interest                                18            21           21
Other items                                13            85          119
                                         ----          ----         ----
                                         $753          $783         $730
                                         ====          ====         ====
-------------------------------------------------------------------------

4. GECS REVENUES FROM OPERATIONS

-------------------------------------------------------------------------
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
Time sales, loan, investment
   and other income                   $13,004        $9,709       $7,997
Financing leases                        3,176         2,539        2,315
Operating lease rentals                 4,080         3,802        3,267
Premium and commission income of
   insurance affiliates                 6,232         3,825        3,697
                                      -------       -------      -------
                                      $26,492       $19,875      $17,276
                                      =======       =======      =======
-------------------------------------------------------------------------

      Included in earned income from financing leases were pretax gains on the sale of equipment at lease completion of $191 million in 1995, $180 million in 1994 and $145 million in 1993.

5. SUPPLEMENTAL COST DETAILS

Total expenditures for research and development were $1,892 million, $1,741 million and $1,955 million in 1995, 1994 and 1993, respectively. The Company-funded portion aggregated $1,299 million in 1995, $1,176 million in 1994 and $1,297 million in 1993.

      Rental expense under operating leases is shown below.

-------------------------------------------------------------------------
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
GE                                        $523          $514         $635
GECS                                       524           468          413
-------------------------------------------------------------------------

      At December 31, 1995, minimum rental commitments under noncancelable operating leases aggregated $2,705 million and $3,119 million for GE and GECS, respectively. Amounts payable over the next five years are shown below.

-------------------------------------------------------------------------
(In millions)        1996        1997        1998        1999        2000
-------------------------------------------------------------------------
GE                   $358        $324        $275        $216        $164
GECS                  434         384         345         320         288
-------------------------------------------------------------------------

      GE's selling, general and administrative expense totaled $5,743 million in 1995, $5,211 million in 1994 and $5,124 million in 1993. Insignificant amounts of interest were capitalized by GE and GECS in 1995, 1994 and 1993.

6. PENSION BENEFITS

GE and its affiliates sponsor a number of pension plans. Principal pension plans are discussed below; other pension plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

      The GE Pension Plan covers substantially all GE employees and 65% of GECS employees in the United States. Generally, benefits are based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1995, the GE Pension Plan covered approximately 462,000 participants, including 134,000 employees, 147,000 former employees with vested rights to future benefits, and 181,000 retirees and beneficiaries receiving benefits.

      The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

      Details of income for principal pension plans follow.

-------------------------------------------------------------------------
PENSION PLAN INCOME
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
Actual return on plan assets          $ 5,439       $   316      $ 3,221
Unrecognized portion of return         (3,087)        1,951       (1,066)
Service cost for benefits earned <F1>    (469)         (496)        (452)
Interest cost on benefit obligation    (1,580)       (1,491)      (1,486)
Amortization                              394           294          352
                                      -------       -------      -------
Total pension plan income             $   697       $   574      $   569
                                      =======       =======      =======
-------------------------------------------------------------------------

<F1>  Net of employee contributions.
-------------------------------------------------------------------------

      Actual return on trust assets in 1995 was 21.2%, compared with the 9.5% assumed return on such assets. The effect of this higher return will be recognized in future years.

      The 1993 gain on transfer of discontinued Aerospace operations included a pretax pension plan curtailment/settlement loss of $125 million.

Annual Report Page No. 48

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as GE may determine to be appropriate. GE has not made contributions since 1987 because the fully funded status of the GE Pension Plan precludes current tax deduction and because any Company contribution would require payment of annual excise taxes.

-------------------------------------------------------------------------
FUNDED STATUS OF PENSION PLANS
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
Market-related value of assets                      $27,795      $25,441
Projected benefit obligation                         23,119       19,334
-------------------------------------------------------------------------

      The market-related value of pension assets recognizes market appreciation or depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.

      Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represents about 3% of trust assets.

      An analysis of amounts shown in the Statement of Financial Position is shown below.

-------------------------------------------------------------------------
PREPAID PENSION ASSET
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
Fair value of trust assets                          $30,200      $26,166
Projected benefit obligation                        (23,119)     (19,334)
                                                    -------      -------
Assets in excess of obligation                        7,081        6,832
Add (deduct) unamortized balances
   SFAS No. 87 transition gain                         (769)        (923)
   Experience gains                                  (2,127)      (2,548)
   Plan amendments                                      523          602
Pension liability                                       564          526
                                                    -------      -------
PREPAID PENSION ASSET                                $5,272       $4,489
                                                    =======      =======
-------------------------------------------------------------------------

      The accumulated benefit obligation was $22,052 million and $18,430 million at year-end 1995 and 1994, respectively; the vested benefit obligation was approximately equal to the accumulated benefit obligation at the end of both years.

ACTUARIAL ASSUMPTIONS AND TECHNIQUES used to determine costs and benefit obligations for principal pension plans follow.

-------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
December 31                                            1995         1994
-------------------------------------------------------------------------
Discount rate                                           7.0%         8.5%
Compensation increases                                  4.0          5.5
Return on assets for the year                           9.5          9.5
-------------------------------------------------------------------------

      Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over employees' average future service period.

7. RETIREE HEALTH AND LIFE BENEFITS

GE and its affiliates sponsor a number of retiree health and life insurance benefit plans. Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Retirees share in the cost of their health care benefits. Benefit provisions are subject to collective bargaining. At the end of 1995, these plans covered approximately 252,000 retirees and dependents.

      Details of cost for principal retiree benefit plans follow.

-------------------------------------------------------------------------
COST OF RETIREE BENEFIT PLANS
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
RETIREE HEALTH PLANS
Service cost for benefits earned          $73           $78          $49
Interest cost on benefit obligation       189           191          192
Actual return on plan assets                -             -           (3)
Unrecognized portion of return              -            (1)           1
Amortization                              (12)           (3)         (26)
                                      -------       -------      -------
Retiree health plan cost                  250           265          213
                                      -------       -------      -------
RETIREE LIFE PLANS
Service cost for benefits earned           13            24           21
Interest cost on benefit obligation       108           105          111
Actual return on plan assets             (329)           (2)        (152)
Unrecognized portion of return            206          (120)          42
Amortization                                1             8            7
                                      -------       -------      -------
Retiree life plan cost (income)            (1)           15           29
                                      -------       -------      -------
TOTAL COST                               $249          $280         $242
                                      =======       =======      =======
-------------------------------------------------------------------------

      The 1993 gain on transfer of discontinued Aerospace operations included a pretax retiree health and life plan curtailment/settlement gain of $245 million.

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. GE funds retiree life insurance benefits at its discretion and within limits imposed by tax laws.

-------------------------------------------------------------------------
FUNDED STATUS OF RETIREE BENEFIT PLANS
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
                                                     c>
Market-related value of assets                       $1,430       $1,346
Accumulated postretirement benefit obligation         4,089        3,701
-------------------------------------------------------------------------

      The market-related value of assets of retiree life plans recognizes market appreciation or depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.

      Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represents about 2% of trust assets.

Annual Report Page No. 49

      An analysis of amounts shown in the Statement of Financial Position is shown below.

-----------------------------------------------------------------------------------------------
RETIREE BENEFIT LIABILITY/ASSET
                                                 Retiree health plans        Retiree life plans
                                                 --------------------       -------------------
December 31 (In millions)                           1995         1994          1995        1994
-----------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
   Retirees and dependents                        $1,984       $1,858        $1,314      $1,099
   Employees eligible to retire                       95          101            53          55
   Other employees                                   451          427           192         161
                                                  ------       ------        ------      ------
                                                   2,530        2,386         1,559       1,315
Less fair value of trust assets                        -            -        (1,556)     (1,323)
                                                  ------       ------        ------      ------
Obligation over (under) assets                     2,530        2,386             3          (8)
Add (deduct) unamortized balances
   Experience losses                                (292)        (112)         (199)       (198)
   Plan amendments                                   177          188           119         130
                                                  ------       ------        ------      ------
RETIREE BENEFIT LIABILITY (PREPAID ASSET)         $2,415       $2,462          $(77)       $(76)
                                                  ======       ======        ======      ======
-----------------------------------------------------------------------------------------------

ACTUARIAL ASSUMPTIONS AND TECHNIQUES used to determine costs and benefit obligations for principal retiree benefit plans are shown below.

-------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
December 31                                            1995         1994
-------------------------------------------------------------------------
Discount rate                                           7.0%         8.5%
Compensation increases                                  4.0          5.5
Health care cost trend                                  8.5 <F1>     9.0  <F2>
Return on assets for the year                           9.5          9.5
-------------------------------------------------------------------------

<F1>  Gradually declining to 5.0% after 2002.
<F2>  Gradually declining to 5.0% after 2022.
-------------------------------------------------------------------------

      Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1995, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

      Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over employees' average future service period.

8. GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS allowance for losses on financing receivables represented 2.63% of total financing receivables at year-end 1995 and 1994. The allowance for small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.

-------------------------------------------------------------------------
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
Balance at January 1                   $2,062        $1,730       $1,607
Provisions charged to operations        1,117           873          987
Net transfers related to companies
    acquired or sold                      217           199          126
Amounts written off - net                (877)         (740)        (990)
                                       ------        ------       ------
Balance at December 31                 $2,519        $2,062       $1,730
                                       ======        ======       ======
-------------------------------------------------------------------------

      All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Generally, small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when 9 to 12 months delinquent) to record the balances at estimated realizable value. If at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

Annual Report Page No. 50

9. PROVISION FOR INCOME TAXES

------------------------------------------------------------------------------------------
(In millions)                                             1995         1994          1993
------------------------------------------------------------------------------------------
GE
Estimated amounts payable                               $1,696       $1,305        $1,207
Deferred tax expense from temporary differences            373          592           120
Investment credit amortized - net                          (10)         (15)          (17)
                                                        ------       ------        ------
                                                         2,059        1,882         1,310
                                                        ------       ------        ------
GECS
Estimated amounts payable                                  434          447           221
Deferred tax expense from temporary differences            678          431           428
Investment credit amortized - net                           (7)         (14)           (7)
                                                        ------       ------        ------
                                                         1,105          864           642
                                                        ------       ------        ------
CONSOLIDATED
Estimated amounts payable                                2,130        1,752         1,428
Deferred tax expense from temporary differences          1,051        1,023           548
Investment credit amortized - net                          (17)         (29)          (24)
                                                        ------       ------        ------
                                                        $3,164       $2,746        $1,952
                                                        ======       ======        ======
------------------------------------------------------------------------------------------

      GE includes GECS in filing a consolidated U.S. federal income tax return. GECS' provision for estimated taxes payable includes its effect on the consolidated return.

      Estimated consolidated amounts payable includes amounts applicable to non-U.S. jurisdictions of $721 million, $453 million and $302 million in 1995, 1994 and 1993, respectively.

      Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. See note 22 for details.

      Except for certain earnings that GE intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies.

      Based on location (not tax jurisdiction) of the business providing goods and services, consolidated U.S. income before taxes was $8.1 billion in 1995, $7.5 billion in 1994 and $5.6 billion in 1993. The corresponding amounts for non-U.S. based operations were $1.6 billion in 1995, $1.2 billion in 1994 and $0.5 billion in 1993.

--------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL                  Consolidated                        GE                          GECS
STATUTORY TAX RATE TO ACTUAL RATE        -------------------------     -------------------------      --------------------------
                                         1995       1994      1993     1995       1994      1993       1995      1994       1993
--------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate   35.0%      35.0%     35.0%    35.0%      35.0%     35.0%      35.0%     35.0%      35.0%
                                         ----       ----      ----     ----       ----      ----       ----      ----       ----
Increase (reduction) in rate resulting from:
   Inclusion of after-tax earnings of
      GECS in before-tax earnings of GE     -          -         -     (9.8)      (9.4)    (10.0)         -         -          -
   Rate increase - deferred taxes           -          -       1.6        -          -      (0.2)         -         -        5.2
   Amortization of goodwill               1.1        1.1       1.5      0.8        0.8       1.2        1.1       1.0        1.2
   Tax-exempt income                     (2.1)      (2.4)     (2.9)       -          -         -       (5.8)     (6.9)      (8.3)
   Foreign Sales Corporation tax
      benefits                           (0.9)      (1.1)     (1.3)    (1.1)      (1.2)     (1.5)         -         -          -
   Dividends received, not fully
      taxable                            (0.5)      (0.5)     (0.7)    (0.2)      (0.3)     (0.3)      (0.8)     (0.8)      (1.2)
   All other - net                       (0.1)      (0.4)     (1.4)    (0.8)      (0.8)     (0.4)       1.9       1.0       (2.8)
                                         ----       ----      ----     ----       ----      ----       ----      ----       ----
                                         (2.5)      (3.3)     (3.2)   (11.1)     (10.9)    (11.2)      (3.6)     (5.7)      (5.9)
                                         ----       ----      ----     ----       ----      ----       ----      ----       ----
Actual income tax rate                   32.5%      31.7%     31.8%    23.9%      24.1%     23.8%      31.4%     29.3%      29.1%
                                         ====       ====      ====     ====       ====      ====       ====      ====       ====
--------------------------------------------------------------------------------------------------------------------------------

Annual Report Page No. 51

10. GECS INVESTMENT SECURITIES

-----------------------------------------------------------------------------------------------
                                                                  Gross       Gross
                                                  Amortized  unrealized  unrealized   Estimated
(In millions)                                          cost       gains      losses  fair value
-----------------------------------------------------------------------------------------------
DECEMBER 31, 1995
Corporate and other                                 $12,313     $   463    $    (63)    $12,713
State and municipal                                   9,460         570         (11)     10,019
Mortgage-backed                                       5,991         255         (65)      6,181
Non-U.S.                                              6,887         213         (37)      7,063
Equity                                                2,843         412         (59)      3,196
U.S. government and federal agency                    1,817          77          (3)      1,891
                                                    -------     -------     -------     -------
                                                    $39,311     $ 1,990     $  (238)    $41,063
                                                    =======     =======     =======     =======
DECEMBER 31, 1994
Corporate and other                                 $10,883          $4       $(763)    $10,124
State and municipal                                   9,193         146        (392)      8,947
Mortgage-backed                                       4,927          82        (220)      4,789
Non-U.S.                                              3,892          20         (76)      3,836
Equity                                                2,147         201        (180)      2,168
U.S. government and federal agency                    1,185           -        (177)      1,008
                                                    -------     -------     -------     -------
                                                    $32,227        $453     $(1,808)    $30,872
                                                    =======     =======     =======     =======
-----------------------------------------------------------------------------------------------

      At December 31, 1995, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

-------------------------------------------------------------------------
GECS CONTRACTUAL MATURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)
                                                  Amortized    Estimated
(In millions)                                          cost   fair value
-------------------------------------------------------------------------
Due in
1996                                                 $2,359       $2,386
1997-2000                                             9,753        9,982
2001-2005                                             6,821        7,129
2006 and later                                       11,544       12,189
-------------------------------------------------------------------------

      It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1995 were $11,017 million ($5,821 million in 1994 and $6,112 million in 1993). Gross realized gains were $503 million in 1995 ($281 million in 1994 and $173 million in 1993). Gross realized losses were $157 million in 1995 ($112 million in 1994 and $34 million in 1993).

11. GE CURRENT RECEIVABLES

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
Aircraft Engines                                     $1,373       $1,183
Appliances                                              595          499
Broadcasting                                            556          493
Industrial Products and Systems                       1,525        1,503
Materials                                             1,322        1,256
Power Generation                                      2,334        1,925
Technical Products and Services                         692          603
All Other                                                94          282
Corporate                                               631          268
                                                     ------       ------
                                                      9,122        8,012
Less allowance for losses                              (231)        (205)
                                                     ------       ------
                                                     $8,891       $7,807
                                                     ======       ======
-------------------------------------------------------------------------

      Of receivables balances at December 31, 1995 and 1994 before allowance for losses, $6,582 million and $5,668 million, respectively, were from sales of goods and services to customers, and $293 million and $196 million, respectively, were from transactions with associated companies.

      Current receivables of $322 million at year-end 1995 and $387 million at year-end 1994 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer. About 5%, 6% and 8% of GE's sales of goods and services were to the U.S. government in 1995, 1994 and 1993, respectively.

12. GE INVENTORIES

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
Raw materials and work in process                   $ 3,205      $ 2,933
Finished goods                                        2,277        2,165
Unbilled shipments                                      258          214
                                                    -------      -------
                                                      5,740        5,312
Less revaluation to LIFO                             (1,345)      (1,432)
                                                    -------      -------
                                                    $ 4,395      $ 3,880
                                                    =======      =======
-------------------------------------------------------------------------

      LIFO revaluations decreased $87 million in 1995, compared with decreases of $197 million in 1994 and $179 million in 1993. Included in these changes were decreases of $88 million, $72 million and $101 million in 1995, 1994 and 1993, respectively, that resulted from lower LIFO inventory levels. There was no cost change in 1995 and net cost decreases in 1994 and 1993. As of December 31, 1995, GE is obligated to acquire raw materials at market prices through the year 2000 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

Annual Report Page No. 52

13. GECS FINANCING RECEIVABLES (INVESTMENT IN TIME SALES, LOANS AND FINANCING LEASES)

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
TIME SALES AND LOANS
Consumer services                                   $33,430      $25,906
Specialized financing                                18,230       17,988
Mid-market financing                                  8,795        5,916
Equipment management                                  1,371        1,516
Specialty insurance                                     189            -
                                                    -------      -------
                                                     62,015       51,326
Deferred income                                      (2,424)      (1,305)
                                                    -------      -------
   Time sales and loans - net                        59,591       50,021
                                                    -------      -------
INVESTMENT IN FINANCING LEASES
Direct financing leases                              33,291       25,916
Leveraged leases                                      2,909        2,482
                                                    -------      -------
   Investment in financing leases                    36,200       28,398
                                                    -------      -------
                                                     95,791       78,419
Less allowance for losses                            (2,519)      (2,062)
                                                    -------      -------
                                                    $93,272      $76,357
                                                    =======      =======
-------------------------------------------------------------------------

      Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1995 and 1994, specialized financing and consumer services loans included $13,405 million and $13,282 million, respectively, for commercial real estate loans.
Note 16 contains information on airline loans and leases.

      At December 31, 1995, contractual maturities for time sales and loans were $24,543 million in 1996; $11,933 million in 1997; $6,635 million in 1998;
$5,052 million in 1999; $4,424 million in 2000; and $9,428 million thereafter
- aggregating $62,015 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

      Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing, power generation, mining and commercial equipment and facilities.

      As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, GECS is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. GECS generally is entitled to any residual value of leased assets.

      Investment in direct financing and leveraged leases represents unpaid rentals and estimated unguarantied residual values of leased equipment, less related deferred income. GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. GECS' share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

---------------------------------------------------------------------------------------------------------------------
                                                                  Total               Direct
NET INVESTMENT IN FINANCING LEASES                         financing leases     financing leases     Leveraged leases
                                                           ----------------     ----------------     ----------------
December 31 (In millions)                                     1995     1994       1995      1994       1995      1994
---------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                    $50,059  $39,968    $37,434   $30,338    $12,625   $ 9,630
Less principal and interest on third-party
    nonrecourse debt                                        (9,329)  (7,103)         -         -     (9,329)   (7,103)
                                                           -------  -------    -------   -------    -------   -------
   Net rentals receivable                                   40,730   32,865     37,434    30,338      3,296     2,527
Estimated unguarantied residual value of leased assets       5,768    4,889      4,630     3,767      1,138     1,122
Less deferred income                                       (10,298)  (9,356)    (8,773)   (8,189)    (1,525)   (1,167)
                                                           -------  -------    -------   -------    -------   -------
INVESTMENT IN FINANCING LEASES (as shown above)             36,200   28,398     33,291    25,916      2,909     2,482
Less amounts to arrive at net investment
   Allowance for losses                                       (745)    (570)      (669)     (471)       (76)      (99)
   Deferred taxes arising from financing leases             (5,746)  (5,075)    (2,959)   (2,470)    (2,787)   (2,605)
                                                           -------  -------    -------   -------    -------   -------
NET INVESTMENT IN FINANCING LEASES                         $29,709  $22,753    $29,663   $22,975    $    46   $  (222)
                                                           =======  =======    =======   =======    =======   =======
---------------------------------------------------------------------------------------------------------------------

Annual Report Page No. 53

      At December 31, 1995, contractual maturities for rentals receivable under financing leases were $8,780 million in 1996; $10,418 million in 1997; $6,837 million in 1998; $3,631 million in 1999; $2,126 million in 2000; and
$8,938 million thereafter - aggregating $40,730 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

      Nonearning consumer receivables, primarily private-label credit card receivables, amounted to $671 million and $422 million at December 31, 1995 and 1994, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced-earning receivables other than consumer receivables were $464 million and $346 million at year-end 1995 and 1994, respectively.

      On January 1, 1995, GE adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures. These Statements do not apply to, among other things, leases or large groups of smaller-balance, homogeneous loans, and therefore are principally relevant to GECS' commercial loans. There was no effect of adopting the Statements on 1995 results of operations or financial position because the allowance for losses established under the previous accounting policy continued to be appropriate following the accounting change. The Statements require disclosures of impaired loans - loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events. At December 31, 1995, loans that required disclosure as impaired amounted to $867 million, principally commercial real estate loans. For $647 million of such loans, the required allowance for losses was $285 million. The remaining $220 million of loans represents the recorded investment in loans that are fully recoverable, but only because the recorded investment had been reduced through charge-offs or deferral of income recognition. These loans must be disclosed under the Statements' technical definition of "impaired" because GECS will be unable to collect all amounts due according to original contractual terms of the loan agreement. Under the Statements, such loans do not require an allowance for losses. GECS' average investment in impaired loans requiring disclosure under the Statements was $1,037 million during 1995, with revenue of $49 million recognized, principally on the cash basis.

14. PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
ORIGINAL COST
    GE
    Land and improvements                           $   496      $   416
    Buildings, structures and related equipment       6,063        5,547
    Machinery and equipment                          17,184       15,847
    Leasehold costs and manufacturing
       plant under construction                       1,100        1,073
    Other                                                24           24
                                                    -------      -------
                                                     24,867       22,907
                                                    -------      -------
    GECS
    Buildings and equipment                           2,616        1,875
    Equipment leased to others
       Aircraft <F1>                                  5,682        4,601
       Vehicles                                       4,948        4,542
       Marine shipping containers                     3,253        3,333
       Railroad rolling stock                         1,811        1,605
       Other                                          2,769        2,807
                                                    -------      -------
                                                     21,079       18,763
                                                    -------      -------
                                                    $45,946      $41,670
                                                    =======      =======
ACCUMULATED DEPRECIATION, DEPLETION
    AND AMORTIZATION
    GE                                              $14,633      $13,382
    GECS
       Buildings and equipment                          964          794
       Equipment leased to others                     4,670        4,029
                                                    -------      -------
                                                    $20,267      $18,205
                                                    =======      =======
-------------------------------------------------------------------------

<F1>  Includes $101 million and $226 million of commercial aircraft off-
lease in 1995 and 1994, respectively.
-------------------------------------------------------------------------

Amortization of GECS' equipment leased to others was $1,702 million, $1,435 million and $1,395 million in 1995, 1994 and 1993, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1995 totaled $8,412 million and are due as follows:
$2,501 million in 1996; $1,657 million in 1997; $1,119 million in 1998; $732 million in 1999; $450 million in 2000; and $1,953 million thereafter.

Annual Report Page No. 54

15. INTANGIBLE ASSETS

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
GE
Goodwill                                            $ 5,901      $ 5,605
Other intangibles                                       742          731
                                                    -------      -------
                                                      6,643        6,336
                                                    -------      -------
GECS
Goodwill                                              3,984        2,513
Mortgage servicing rights                             1,688        1,351
Other intangibles                                     1,027        1,173
                                                    -------      -------
                                                      6,699        5,037
                                                    -------      -------
                                                    $13,342      $11,373
                                                    =======      =======
-------------------------------------------------------------------------

      GE's intangible assets are shown net of accumulated amortization of $2,347 million in 1995 and $2,049 million in 1994. GECS' intangible assets are net of accumulated amortization of $1,494 million in 1995 and $988 million in 1994.

16. ALL OTHER ASSETS

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
GE
Investments
    Associated companies <F1>                       $ 1,201      $ 1,945
    Government and government-guarantied
        securities                                      100          273
    Other                                             1,572        1,713
                                                    -------      -------
                                                      2,873        3,931
Prepaid pension asset                                 5,272        4,489
Other                                                 3,756        3,999
                                                    -------      -------
                                                     11,901       12,419
                                                    -------      -------
GECS
Investments
    Assets acquired for resale                        3,998        3,867
    Associated companies <F1>                         3,566        2,098
    Real estate ventures                              1,564        1,400
    Other                                             2,072        1,652
                                                    -------      -------
                                                     11,200        9,017
Deferred insurance acquisition costs                  1,336        1,290
Other                                                 1,868        1,224
                                                    -------      -------
                                                     14,404       11,531
                                                    -------      -------
                                                    $26,305      $23,950
                                                    =======      =======
-------------------------------------------------------------------------

<F1> Includes advances.
-------------------------------------------------------------------------

      In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guaranties (principally guaranties) amounting to $1,433 million at year-end 1995 and $1,260 million at year-end 1994; and it had entered into commitments totaling $1,505 million and $1,136 million at year-end 1995 and 1994, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guaranties exceeded the related account balances and guarantied amounts at December 31, 1995. GE sells certain long-term receivables from the airline industry with recourse. Proceeds from such sales amounted to $297 million in 1995 and $137 million in 1993. No receivables were sold in 1994. Balances outstanding were $487 million and $269 million at December 31, 1995 and 1994, respectively. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1995 and 1994, the balance of such GECS loans, leases and equipment leased to others was $8,337 million and $7,571 million, respectively. In addition, GECS had issued financial guaranties and funding commitments of $409 million at December 31, 1995 ($506 million at year-end 1994) and had conditional commitments to purchase aircraft at a cost of $141 million ($81 million at year-end 1994).

      At year-end 1995, the National Broadcasting Company had $7,953 million of commitments to acquire broadcast material or the rights to broadcast television programs, including U.S. television rights to future Olympic games, and commitments under long-term television station affiliation agreements that require payments through the year 2008.

      In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guaranties totaling $2,462 million at year-end 1995 and $2,229 million at year-end 1994.

17. GE ALL OTHER CURRENT COSTS AND EXPENSES ACCRUED

At year-end 1995 and 1994, this account included taxes accrued of $1,598 million and $1,238 million, respectively, and compensation and benefit accruals of $1,233 million and $1,191 million, respectively. Also included are amounts for product warranties, estimated costs on shipments billed to customers and a variety of sundry items.

Annual Report Page No. 55

18. BORROWINGS

-----------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                                   1995                         1994
                                               ----------------------      --------------------
December 31                                                   Average                   Average
(In millions)                                  Amount            rate      Amount          rate
-----------------------------------------------------------------------------------------------
GE
Payable to banks                              $   266            8.18%    $   353          8.21%
Commercial paper (U.S.)                           403            5.72           -
Current portion of long-term debt                 697                         243
Other                                             300                         310
                                              -------                     -------
                                                1,666                         906
                                              -------                     -------
GECS
Commercial paper
    U.S.                                       37,432            5.82      41,759          5.88
    Non-U.S.                                    3,796            6.33       1,938          6.27
Current portion of long-term debt              15,719                       9,695
Other                                           5,861                       3,695
                                              -------                     -------
                                               62,808                      57,087
                                              -------                     -------
ELIMINATIONS                                      (11)                       (212)
                                              -------                     -------
                                              $64,463                     $57,781
                                              =======                     =======
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
LONG-TERM BORROWINGS                         Weighted
December 31                          average interest
(In millions)                                rate <F1>     Maturities        1995          1994
-----------------------------------------------------------------------------------------------
GE
Senior notes                                     7.16%      1997-2000     $   988       $ 1,480
Payable to banks                                 6.11       1997-2003         482           283
Industrial development/pollution
    control bonds                                3.90       1997-2019         260           261
Other <F2>                                                                    547           675
                                                                          -------       -------
                                                                            2,277         2,699
                                                                          -------       -------
GECS
Senior notes                                     6.56       1997-2055      47,794        33,615
Subordinated notes <F3>                          7.88       2006-2035         996           697
                                                                          -------       -------
                                                                           48,790        34,312
                                                                          -------       -------
ELIMINATIONS                                                                  (40)          (32)
                                                                          -------       -------
                                                                          $51,027       $36,979
                                                                          =======       =======
-----------------------------------------------------------------------------------------------

<F1>  Includes the effects of associated interest rate and currency swaps.
<F2>  Includes a variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.
<F3>  Guarantied by GE.
-----------------------------------------------------------------------------------------------

INTEREST RATE AND CURRENCY SWAPS are employed by GE and GECS to achieve the lowest cost of funds for a particular funding strategy. GECS enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency interest rate swaps) to modify interest rates and/ or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Such interest rate and currency swaps have been designated as modifying interest rates, currencies, or both. Neither GE nor GECS engages in derivatives trading, market-making or other speculative activities.

      GECS used a portion of this interest rate swap portfolio to convert interest rate exposure on short-term and floating rate long-term borrowings to interest rates that are fixed over the terms of the related swaps; interest rate basis swaps also are employed to manage short-term financing factors - for example, to convert commercial paper-based interest costs to prime rate-based costs. At December 31, 1995 and 1994, such swaps were outstanding for principal amounts equivalent to $11,451 million and $9,301 million with maturities from 1996 to 2029 and weighted average interest rates of 6.86% and 6.80%, respectively.

      Aggregate amounts of long-term borrowings that mature during the next five years are as follows.

-------------------------------------------------------------------------
(In millions)               1996      1997       1998     1999      2000
-------------------------------------------------------------------------
GE                       $   697   $   527    $ 1,011   $   28    $  276
GECS                      15,719    14,012     11,517    5,480     4,494
-------------------------------------------------------------------------

      Additional information about GE and GECS borrowings, as well as associated swaps, is provided in note 29.

CONFIRMED CREDIT LINES of approximately $3.1 billion had been extended to GE by 32 banks at year-end 1995. Substantially all of GE's credit lines are available to GECS and its affiliates in addition to their own credit lines.

      At year-end 1995, GECS and its affiliates had committed lines of credit aggregating $20.4 billion with 128 banks, including $9.5 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $1.5 billion of GE Capital's credit lines is available for use by GE.

      During 1995, neither GE nor GECS borrowed under any of these credit lines. Both GE and GECS compensate banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

Annual Report Page No. 56

19. INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits comprises policyholders' benefits, unearned premiums and reserves for policy losses in GECS' insurance and annuity businesses. The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where GECS' experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses. The insurance subsidiaries of GECS have no significant permitted statutory accounting practices that differ from either statutorially prescribed or generally accepted accounting principles.

      Activity in the liability for unpaid claims and claims adjustment expenses is summarized below.

-------------------------------------------------------------------------
(In millions)                            1995          1994         1993
-------------------------------------------------------------------------
Balance at January 1 - gross          $ 7,032       $ 6,405      $ 5,484
Less reinsurance recoverables          (1,084)       (1,142)      (1,191)
                                      -------       -------      -------
Balance at January 1 - net              5,948         5,263        4,293
Claims and expenses incurred
    Current year                        3,268         2,016        2,051
    Prior years                           492           558          359
Claims and expenses paid
    Current year                         (706)         (543)        (378)
    Prior years                        (1,908)       (1,432)      (1,048)
Claim reserves related to
    acquired companies                  3,696            49            -
Other                                      19            37          (14)
                                      -------       -------      -------
Balance at December 31 - net           10,809         5,948        5,263
Add reinsurance recoverables            1,853         1,084        1,142
                                      -------       -------      -------
Balance at December 31 - gross        $12,662       $ 7,032      $ 6,405
                                      =======       =======      =======
-------------------------------------------------------------------------

      The liability for future policy benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations. Average yields used in these computations ranged from 2.0% to 9.0% in 1995 and 4.0% to 9.1% in 1994.

      Financial guaranties and credit life risk of insurance affiliates are summarized below.

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
Guaranties, principally on municipal
    bonds and structured finance issues            $119,406     $106,726
Mortgage insurance risk in force                     32,599       31,463
Credit life insurance risk in force                  13,670       13,713
Other                                                   110          147
Less reinsurance                                    (21,749)     (19,426)
                                                   --------     --------
                                                   $144,036     $132,623
                                                   ========     ========
-------------------------------------------------------------------------


20. GE ALL OTHER LIABILITIES

This account includes noncurrent compensation and benefit accruals at year-end 1995 and 1994 of $4,858 million and $4,632 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, product warranties and a variety of sundry items.

      SFAS No. 112, Employers' Accounting for Postemployment Benefits, was adopted as of January 1, 1993. This Statement requires that employers recognize over the service lives of employees the costs of postemployment benefits if certain conditions are met. The principal effect for GE was to change the method of accounting for severance benefits. Under the previous accounting policy, the total cost of severance benefits was expensed when the severance event occurred. The cumulative effect of the accounting change as of January 1, 1993, amounted to $1,306 million before taxes ($862 million, or $0.51 per share, after taxes).

21. RESTRICTED NET ASSETS OF AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1995, net assets of GECS' regulated affiliates amounted to $14.7 billion, of which $12.5 billion was restricted.

Annual Report Page No. 57

22. DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
ASSETS
GE                                                   $3,851      $ 3,720
GECS                                                  2,183        2,642
                                                     ------      -------
                                                      6,034        6,362
                                                     ------      -------
LIABILITIES
GE                                                    4,359        3,988
GECS                                                  9,055        7,579
                                                     ------      -------
                                                     13,414       11,567
                                                     ------      -------
NET DEFERRED TAX LIABILITY                           $7,380       $5,205
                                                     ======      =======
-------------------------------------------------------------------------

      Principal components of the net deferred tax liability balances for GE and GECS are as follows:

-------------------------------------------------------------------------
December 31 (In millions)                              1995         1994
-------------------------------------------------------------------------
GE
Provisions for expenses                             $(2,539)     $(2,422)
Retiree insurance plans                                (818)        (835)
Prepaid pension asset                                 1,845        1,571
Depreciation                                            928          860
Other - net                                           1,092        1,094
                                                    -------      -------
                                                        508          268
                                                    -------      -------
GECS
Financing leases                                      5,746        5,075
Operating leases                                      1,367        1,234
Net unrealized gains (losses) on securities             608         (468)
Allowance for losses                                   (852)        (876)
Insurance reserves                                     (497)        (460)
Other - net                                             500          432
                                                    -------      -------
                                                      6,872        4,937
                                                    -------      -------
NET DEFERRED TAX LIABILITY                          $ 7,380      $ 5,205
                                                    =======      =======
-------------------------------------------------------------------------


23. MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by a subsidiary of GE Capital. The preferred stock pays cumulative dividends at variable rates. The liquidation preference of the preferred shares is summarized below.

-------------------------------------------------------------------------
December 31 (In millions)                               1995         1994
-------------------------------------------------------------------------
GE Capital                                            $1,800         $875
GE Capital subsidiary                                    360          240
-------------------------------------------------------------------------

      Dividend rates on the preferred stock ranged from 4.2% to 5.2% during 1995, from 2.3% to 4.9% during 1994 and from 2.3% to 2.8% during 1993.

24. SHARE OWNERS' EQUITY

------------------------------------------------------------------------------------------
(In millions)                                             1995         1994          1993
------------------------------------------------------------------------------------------
COMMON STOCK ISSUED
Balance at January 1                                   $   594      $   584       $   584
Adjustment for stock split                                   -            9             -
Newly issued stock                                           -            1             -
                                                       -------      -------       -------
Balance at December 31                                 $   594      $   594       $   584
                                                       =======      =======       =======
UNREALIZED GAINS (LOSSES) ON INVESTMENT SECURITIES     $ 1,000      $  (810)      $   848
                                                       =======      =======       =======
OTHER CAPITAL
Balance at January 1                                   $ 1,122      $   550       $   719
Currency translation adjustments                           127          180          (279)
Gains on treasury stock dispositions                       414          215           110
Newly issued stock                                           -          186             -
Adjustment for stock split                                   -           (9)            -
                                                       -------      -------       -------
Balance at December 31                                 $ 1,663      $ 1,122       $   550
                                                       =======      =======       =======
RETAINED EARNINGS
Balance at January 1                                   $30,793      $28,613       $26,527
Net earnings                                             6,573        4,726         4,315
Dividends declared                                      (2,838)      (2,546)       (2,229)
                                                       -------      -------       -------
Balance at December 31                                 $34,528      $30,793       $28,613
                                                       =======      =======       =======
COMMON STOCK HELD IN TREASURY
Balance at January 1                                   $ 5,312      $ 4,771       $ 4,407
Purchases                                                4,016        1,124           770
Dispositions                                            (1,152)        (583)         (406)
                                                       -------      -------       -------
Balance at December 31                                 $ 8,176      $ 5,312       $ 4,771
                                                       =======      =======       =======
------------------------------------------------------------------------------------------

      In December 1994, GE's Board of Directors authorized the repurchase of up to $5 billion of Company common stock over a two-year period with funds generated largely from free cash flow. In December 1995, the Board increased the authorized amount of the repurchase to $9 billion, which will allow the program to continue through 1997. A total of 54.7 million shares having an aggregate cost of $3.2 billion had been repurchased under this program and placed into treasury as of December 31, 1995.

      Common shares issued and outstanding are summarized in the table below.

-------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
December 31 (In thousands)               1995          1994         1993
-------------------------------------------------------------------------
Issued                              1,857,013     1,857,013    1,853,128
In treasury                          (190,501)     (151,046)    (145,826)
                                    ---------     ---------    ---------
Outstanding                         1,666,512     1,705,967    1,707,302
                                    =========     =========    =========
-------------------------------------------------------------------------

      GE has 50 million authorized shares of preferred stock ($1.00 par value), but no such shares have been issued.

      The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in other capital. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. The cumulative currency translation adjustment was an addition to other capital of $61 million at year-end 1995 and a reduction of other capital of $66 million and $246 million at December 31, 1994 and 1993, respectively.

Annual Report Page No. 58

25. OTHER STOCK-RELATED INFORMATION

Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in GE's current Proxy Statement. More than 20,000 individuals, nearly one third of all exempt professionals at GE and GECS, hold stock options. With certain restrictions, requirements for stock option shares can be met from either unissued or treasury shares.

-------------------------------------------------------------------------
STOCK OPTION ACTIVITY       Average per share
                               Shares subject      Exercise       Market
(Shares in thousands)               to option         price        price
-------------------------------------------------------------------------
Balance at January 1, 1993             48,164        $32.19       $42.75
Options granted                        17,580         45.90        45.90
Replacement options                       882         28.60        28.60
Options exercised                      (6,072)        28.33        47.57
Options terminated                     (1,200)        36.84            -
                                       ------
Balance at December 31, 1993           59,354         36.50        52.44
Options granted                        15,134         50.66        50.66
Replacement options                       340         36.44        36.44
Options exercised                      (4,163)        30.35        50.58
Options terminated                     (1,167)        44.04            -
                                       ------
Balance at December 31, 1994           69,498         39.82        51.00
Options granted                        12,089         55.88        55.88
Replacement options                       753         41.82        41.82
Options exercised                      (7,784)        31.44        59.21
Options terminated                     (2,119)        47.33            -
                                       ------
Balance at December 31, 1995           72,437         43.20        72.00
                                       ======
-------------------------------------------------------------------------

      Options granted have been adjusted for the April 1994 2-for-1 stock split. Without giving effect to that adjustment, options granted (in thousands) were 12,089 in 1995; 10,117 in 1994; and 8,790 in 1993.

      The replacement options replaced canceled SARs and have identical terms thereto. At year-end 1995, there were 8.3 million SARs outstanding at an average exercise price of $45.55. There were 4.4 million restricted stock shares and restricted stock units outstanding at year-end 1995.

      There were 20.8 million and 16.1 million shares available for grants of options, SARs, restricted stock and restricted stock units at December 31, 1995 and 1994, respectively. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

      Outstanding options and SARs expire on various dates through December 14, 2005. Restricted stock grants vest on various dates up to normal retirement of grantees.

      GE adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1995. If the accounting provisions of the new Statement had been adopted as of the beginning of 1995, the effect on 1995 net earnings would have been immaterial. Further, based on current and anticipated use of stock options, it is not envisioned that the impact of the Statement's accounting provisions would be material in any future period.

      The following table summarizes information about stock options outstanding at December 31, 1995.

-----------------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING
(Shares in thousands)
                                     Outstanding                          Exercisable
                         -------------------------------------        -------------------
                                                        Average                  Average
Exercise                               Average         exercise                 exercise
price range             Shares       life <F1>            price       Shares       price
-----------------------------------------------------------------------------------------
$19 3/4-$33 15/16       14,705             4.2           $29.25       14,705      $29.25
$34 5/16-$43 1/16       16,539             6.1            37.39       15,644       37.23
$43 1/4-$51             20,087             7.8            47.02        6,383       43.94
$51 1/16-$72 3/8        21,106             8.8            53.84           55       51.69
                        ------                                        ------
Total                   72,437             7.0            43.20       36,787       35.23
                        ======                                        ======
-----------------------------------------------------------------------------------------

<F1>  Average contractual life remaining in years.

At December 31, 1994, there were approximately 38 million options exercisable at an average exercise price of $33.43.
-----------------------------------------------------------------------------------------

      Stock options expire in 10 years from the date they are granted; options vest over service periods that range from one to five years.

Annual Report Page No. 59

26. SUPPLEMENTAL CASH FLOWS INFORMATION

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

      Certain supplemental information related to GE and GECS cash flows is shown below.

-----------------------------------------------------------------------------------------------------------------------
For the years ended December 31 (In millions)                                         1995          1994         1993
-----------------------------------------------------------------------------------------------------------------------
GE
NET PURCHASE OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase programs                          $ (3,101)     $    (69)    $   (217)
   Other purchases                                                                    (915)       (1,055)        (553)
   Dispositions (mainly to employee and dividend reinvestment plans)                 1,493           771          406
                                                                                  --------      --------     --------
                                                                                  $ (2,523)     $   (353)    $   (364)
                                                                                  ========      ========     ========
GECS
FINANCING RECEIVABLES
   Increase in loans to customers                                                 $(46,154)     $(37,059)    $(30,002)
   Principal collections from customers                                             44,840        31,264       27,571
   Investment in equipment for financing leases                                    (17,182)      (10,528)      (7,204)
   Principal collections on financing leases                                         8,821         8,461        6,011
   Net change in credit card receivables                                            (3,773)       (2,902)      (1,645)
   Sales of financing receivables with recourse                                      2,139         1,239        1,105
                                                                                  --------      --------     --------
                                                                                  $(11,309)     $ (9,525)    $ (4,164)
                                                                                  ========      ========     ========
ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses                    $(14,452)      $(8,663)    $(10,488)
   Dispositions and maturities of securities by insurance and annuity businesses    12,460         6,338        7,698
   Proceeds from principal business dispositions                                       575             -            -
   Other                                                                            (2,496)        2,501       (4,003)
                                                                                  --------      --------     --------
                                                                                  $ (3,913)     $    176     $ (6,793)
                                                                                  ========      ========     ========
NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                      $2,545        $3,214       $4,315
   Long-term (longer than one year)                                                 32,507        19,228       10,885
   Long-term subordinated                                                              298             -            -
   Proceeds - nonrecourse, leveraged lease debt                                      1,428            31           53
                                                                                  --------      --------     --------
                                                                                  $ 36,778      $ 22,473     $ 15,253
                                                                                  ========      ========     ========
REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                    $(16,075)     $(10,460)     $(9,008)
   Long-term (longer than one year)                                                   (678)         (930)        (206)
   Principal payments - nonrecourse, leveraged lease debt                             (292)         (309)        (312)
                                                                                  --------      --------     --------
                                                                                  $(17,045)     $(11,699)    $ (9,526)
                                                                                  ========      ========     ========
ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment and annuity contracts                        $  1,754      $  1,207     $    509
   Preferred stock issued by GE Capital                                              1,045           240            -
   Redemption of investment and annuity contracts                                   (2,540)       (1,264)        (578)
                                                                                  --------      --------     --------
                                                                                  $    259      $    183     $    (69)
                                                                                  ========      ========     ========
OTHER
CASH FROM (USED FOR) DISCONTINUED OPERATIONS
   Cash from GE Aerospace operating activities                                    $      -      $      -     $     76
   Cash from GE Aerospace investing activities                                           -             -          886
   Cash from (used for) GECS securities broker-dealer operating activities           1,414         1,635       (1,910)
   Cash from (used for) GECS securities broker-dealer investing activities              92           334         (107)
   Cash from (used for) GECS securities broker-dealer financing activities          (1,506)       (2,169)       2,017
                                                                                  --------      --------     --------
                                                                                  $      -      $   (200)    $    962
                                                                                  ========      ========     ========
-----------------------------------------------------------------------------------------------------------------------

Annual Report Page No. 60

27. INDUSTRY SEGMENTS

---------------------------------------------------------------------------------------------------------------------------------
                                       REVENUES
(In millions)                          For the years ended December 31
---------------------------------------------------------------------------------------------------------------------------------
                                               Total revenues           Intersegment revenues            External revenues
                                       ---------------------------    --------------------------    ----------------------------
                                         1995       1994      1993     1995       1994      1993       1995      1994       1993
---------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                   $ 6,098    $ 5,714   $ 6,580    $ 115      $  43     $  59    $ 5,983   $ 5,671    $ 6,521
   Appliances                           5,933      5,965     5,555        4          3         3      5,929     5,962      5,552
   Broadcasting                         3,919      3,361     3,102        -          -         -      3,919     3,361      3,102
   Industrial Products and Systems     10,194      9,406     8,575      436        368       409      9,758     9,038      8,166
   Materials                            6,647      5,681     5,042       19         43        50      6,628     5,638      4,992
   Power Generation                     6,545      5,933     5,530       57         44       135      6,488     5,889      5,395
   Technical Products and Services      4,424      4,285     4,174       19         18        18      4,405     4,267      4,156
   All Other                            2,707      2,348     1,803        -          -         -      2,707     2,348      1,803
   Corporate items and eliminations      (286)      (195)     (242)    (650)      (519)     (674)       364       324        432
                                      -------    -------   -------    -----      -----     -----    -------   -------    -------
      Total GE                         46,181     42,498    40,119        -          -         -     46,181    42,498     40,119
                                      -------    -------   -------    -----      -----     -----    -------   -------    -------
GECS
   Financing                           19,042     14,932    12,399        -          -         -     19,042    14,932     12,399
   Specialty Insurance                  7,444      4,926     4,862        -          -         -      7,444     4,926      4,862
   All Other                                6         17        15        -          -         -          6        17         15
                                      -------    -------   -------    -----      -----     -----    -------   -------    -------
      Total GECS                       26,492     19,875    17,276        -          -         -     26,492    19,875     17,276
                                      -------    -------   -------    -----      -----     -----    -------   -------    -------
Eliminations                           (2,645)    (2,264)   (1,694)       -          -         -     (2,645)   (2,264)    (1,694)
                                      -------    -------   -------    -----      -----     -----    -------   -------    -------
CONSOLIDATED REVENUES                 $70,028    $60,109   $55,701    $   -      $   -     $   -    $70,028   $60,109    $55,701
                                      =======    =======   =======    =====      =====     =====    =======   =======    =======
---------------------------------------------------------------------------------------------------------------------------------

GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices. "All Other" GE revenues consists primarily of GECS'
earnings.
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                       ASSETS                          PROPERTY, PLANT AND EQUIPMENT
                                                                       (INCLUDING EQUIPMENT LEASED TO OTHERS)
(In millions)                          At December 31                  For the years ended December 31
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Depreciation, depletion
                                                                                Additions                    and amortization
                                       ---------------------------    --------------------------    ----------------------------
                                         1995       1994      1993     1995       1994      1993       1995      1994       1993
---------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                  $  4,890   $  4,751  $  5,329   $  266     $  254    $  207     $  273    $  261     $  333
   Appliances                           2,304      2,309     2,193      143        159       129         93        84        125
   Broadcasting                         3,915      3,881     3,742       97         86        56         64        67         98
   Industrial Products and Systems      6,117      5,862     5,442      425        400       397        308       363        332
   Materials                            9,095      8,628     8,181      521        417       374        478       443        413
   Power Generation                     5,679      4,887     3,875      155        176       212        166       143        143
   Technical Products and Services      2,200      2,362     2,179      110        154       124        109        95         88
   All Other                           13,113      9,768    11,604        1          -         1          1         2          3
   Corporate items and eliminations     8,403      8,365     8,589      113         97        88         89        87         96
                                     --------   --------  --------   ------     ------    ------     ------    ------     ------
      Total GE                         55,716     50,813    51,134    1,831      1,743     1,588      1,581     1,545      1,631
                                     --------   --------  --------   ------     ------    ------     ------    ------     ------
GECS
   Financing                          150,062    121,966   106,854    5,144      5,889     3,352      1,962     1,607      1,545
   Specialty Insurance                 34,795     22,058    18,915      132         62        15         24        16          9
   All Other                              872        943       868       36         44        59         27        39         38
                                     --------   --------  --------   ------     ------    ------     ------    ------     ------
      Total GECS                      185,729    144,967   126,637    5,312      5,995     3,426      2,013     1,662      1,592
                                     --------   --------  --------   ------     ------    ------     ------    ------     ------
Eliminations                          (13,410)    (9,909)  (11,358)       -          -         -          -         -          -
                                     --------   --------  --------   ------     ------    ------     ------    ------     ------
CONSOLIDATED TOTALS                  $228,035   $185,871  $166,413   $7,143     $7,738    $5,014     $3,594    $3,207     $3,223
                                     ========   ========  ========   ======     ======    ======     ======    ======     ======
---------------------------------------------------------------------------------------------------------------------------------

"All Other" GE assets consists primarily of investment in GECS.
---------------------------------------------------------------------------------------------------------------------------------

Annual Report Page No. 61

Details of operating profit by industry segment can be found on page 35 of this report. A description of industry segments for General Electric Company and consolidated affiliates follows.

      * AIRCRAFT ENGINES. Jet engines and replacement parts and repair services for all categories of commercial aircraft (short/medium, intermediate and long-range); for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and commuter aircraft. Sold worldwide to airframe manufacturers, airlines and government agencies. Also, aircraft engine derivatives used as marine propulsion and industrial power sources.

      * APPLIANCES. Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, dishwashers, clothes washers and dryers, microwave ovens and room air conditioning equipment. Sold in North America and in global markets under various GE and private-label brands. Distributed to retail outlets, mainly for the replacement market, and to building contractors and distributors for new installations.

      * BROADCASTING. Primarily the National Broadcasting Company (NBC). Principal businesses are the furnishing of U.S. network television services to more than 200 affiliated stations, production of television programs, operation of six VHF television broadcasting stations, operation of five cable/satellite networks around the world, and investment and programming activities in multimedia and cable television.

      * INDUSTRIAL PRODUCTS AND SYSTEMS. Lighting products (including a wide variety of lamps, lighting fixtures, wiring devices and quartz products); electrical distribution and control equipment (including power delivery and control products such as transformers, meters, relays, capacitors and arresters); transportation systems products (including diesel-electric locomotives, transit propulsion equipment and motorized wheels for off-highway vehicles); electric motors and related products; a broad range of electrical and electronic industrial automation products, including drive systems; installation, engineering and repair services, which includes management and technical expertise for large projects such as process control systems; and GE Supply, a network of electrical supply houses. Markets are extremely diverse. Products are sold to commercial and industrial end users, including utilities, to original equipment manufacturers, to electrical distributors, to retail outlets, to railways and to transit authorities. Increasingly, products are developed for and sold in global markets.

      * MATERIALS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones; superabrasives such as man-made diamonds; and laminates. Sold worldwide to a diverse customer base consisting mainly of manufacturers.

      * POWER GENERATION. Products and related maintenance services, mainly for the generation of electricity. Markets and competition are global. Gas turbines are sold principally as packaged power plants for electric utilities and for industrial cogeneration and mechanical drive applications. Steam turbine-generators are sold to electric utilities, to the U.S. Navy and, for cogeneration, to industrial and other power customers. Marine steam turbines are sold to the U.S. Navy. Power Generation also includes nuclear reactors and fuel and support services for GE's installed boiling water reactors.

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

      Specialized financing - loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buyouts, including those with high leverage, and corporate recapitalizations.

      Equipment management - leases, loans and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, oceangoing containers and satellites.

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

      * GECS SPECIALTY INSURANCE. U.S. and international multiple-line property and casualty reinsurance, certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

Annual Report Page No. 62

28. GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

Revenues and operating profit shown below are classified according to their country of origin (including exports from such areas). Revenues and operating profit classified under the caption "United States" include royalty and licensing income from non-U.S. sources. U.S. exports to international customers by major areas of the world are shown on page 38.

      At year-end 1995, net assets of operations classified under the captions "Europe" and "Other areas of the world" were $20,793 million and $6,942 million, respectively.

--------------------------------------------------------------------------------------------------------------------------------
                                       REVENUES
(In millions)                          For the years ended December 31
--------------------------------------------------------------------------------------------------------------------------------
                                              Total revenues             Intersegment revenues             External revenues
                                      ----------------------------   ---------------------------   -----------------------------
                                         1995       1994      1993     1995       1994      1993       1995      1994       1993
--------------------------------------------------------------------------------------------------------------------------------
United States                         $54,319    $49,920   $47,495  $ 2,123    $ 1,683   $ 1,513    $52,196   $48,237    $45,982
Europe                                 12,417      7,797     6,722      656        579       525     11,761     7,218      6,197
Other areas of the world                6,967      5,493     4,171      896        839       649      6,071     4,654      3,522
Intercompany eliminations              (3,675)    (3,101)   (2,687)  (3,675)    (3,101)   (2,687)         -         -          -
                                      -------    -------   -------  -------    -------   -------    -------   -------    -------
Total                                 $70,028    $60,109   $55,701  $     -    $     -   $     -    $70,028   $60,109    $55,701
                                      =======    =======   =======  =======    =======   =======    =======   =======    =======
--------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                       OPERATING PROFIT                  ASSETS
(In millions)                          For the years ended December 31   At December 31
-------------------------------------------------------------------------------------------------------
                                         1995       1994      1993          1995        1994      1993
-------------------------------------------------------------------------------------------------------
United States                         $ 9,175     $8,351    $6,635      $168,878    $152,151  $145,390
Europe                                  1,063        673       360        45,167      22,464    14,257
Other areas of the world                  725        595       307        14,164      11,439     6,954
Intercompany eliminations                   9          5       (23)         (174)       (183)     (188)
                                      -------     ------    ------      --------    --------  --------
Total                                 $10,972     $9,624    $7,279      $228,035    $185,871  $166,413
                                      =======     ======    ======      ========    ========  ========
-------------------------------------------------------------------------------------------------------

29. ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from GE's and GECS' own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1995 or 1994. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents and investment securities.

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

ANNUITY BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

FINANCIAL GUARANTIES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

Annual Report Page No. 63

-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS                                          1995                                    1994
                                            ---------------------------------------  -----------------------------------------
                                                               Assets (liabilities)                       Assets (liabilities)
                                                      -----------------------------                     ----------------------
                                                                          Estimated                                  Estimated
                                                      Carrying           fair value           Carrying              fair value
                                           Notional     amount   ------------------  Notional   amount   ---------------------
At December 31 (In millions)                 amount       (net)     High        Low    amount     (net)      High          Low
-------------------------------------------------------------------------------------------------------------------------------
GE
Investments                                $   <F1>    $ 1,796   $ 2,886    $ 2,886   $  <F1>  $ 2,128    $ 2,289      $ 2,269
Borrowings and related instruments
    Borrowings <F2><F3>                        <F1>     (3,943)   (3,981)    (3,981)     <F1>   (3,605)    (3,530)      (3,530)
    Interest rate swaps                          89          -       (16)       (16)       89        -          2            2
    Currency swaps                              180          -        50         50       393        -         26           26
Financial guaranties                          1,722          -         -          -     1,520        -          -            -
Other firm commitments
    Currency forwards and options             3,774          -       131        131     3,195        -          -            -
    Financing commitments                     1,505          -         -          -     1,153        -          -            -
GECS
Assets
    Time sales and loans                       <F1>     57,817    59,188     58,299      <F1>   48,529     49,496       48,840
    Integrated interest rate swaps            1,703          -       (93)       (93)    1,183        -         64           64
    Purchased options                         1,213         24        11         11       103        2          2            2
    Mortgage-related positions
         Mortgage purchase commitments        1,360          -        17         17       205        -         (2)          (2)
         Mortgage sale commitments            1,334          -       (11)       (11)    1,792        -          2            2
           Memo: mortgages held for sale <F4>  <F1>      1,663     1,663      1,663      <F1>    1,764      1,764        1,764
         Options, including "floors"         18,522         67       144        144         -        -          -            -
         Interest rate swaps                  1,990          -        31         31       950        -       (127)        (127)
    Other cash financial instruments           <F1>      1,514     1,967      1,705      <F1>    1,897      2,026        1,924
Liabilities
    Borrowings and related instruments
         Borrowings <F2><F3>                   <F1>   (111,598) (113,105)  (113,105)     <F1>  (91,399)   (89,797)     (89,797)
         Interest rate swaps                 43,681          -      (630)      (630)   21,996        -        198          195
         Currency swaps                      22,342          -       937        937    11,695        -         86           86
         Purchased options                    2,751         26        12         11       130       12         11           12
         Other                                  515          -       (65)       (65)        -        -          -            -
    Annuity benefits                           <F1>    (11,994)  (11,728)   (11,728)     <F1>  (13,186)   (12,788)     (12,788)
    Insurance - financial guaranties
         and credit life                    144,036     (1,570)     (832)      (922)  132,623   (1,562)      (663)        (806)
    Credit and liquidity support
         - securitizations                    7,035        (58)      (65)       (65)    5,808      (22)       (22)         (22)
    Performance guaranties - principally
         letters of credit                    2,920        (48)      (78)       (78)    2,227      (18)       (98)        (101)
    Other - principally liquidity
       commitments                            3,556          1       (36)       (45)    3,166        -         42           38
Other firm commitments
    Currency forwards and options             7,657          -        69         69     3,372        -         12           12
    Currency swaps                              280          -       (22)       (22)      488        -         (3)          (3)
    Ordinary course of business
         lending commitments                  6,929          -       (60)       (60)    6,687        -        (50)         (50)
    Unused revolving credit lines
       Commercial                             3,223          -         -          -     2,580        -          -            -
       Consumer - principally credit cards  118,710          -         -          -   101,582        -          -            -
-------------------------------------------------------------------------------------------------------------------------------

<F1>  Not applicable.
<F2>  Includes interest rate and currency swaps.
<F3>  See note 18.
<F4>  Included in other cash financial instruments.
-------------------------------------------------------------------------------------------------------------------------------

      Additional information about certain financial instruments in the above table follows.

CURRENCY FORWARDS AND OPTIONS are employed by GE and GECS to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

OPTIONS OTHER THAN CURRENCY OPTIONS. GECS is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and

Annual Report Page No. 64

annuities activities. In order to hedge those exposures, GECS uses one-sided financial instruments containing option features. These instruments generally behave based on limits ("caps," "floors" or "collars") on interest rate movement.

INTEREST RATE AND CURRENCY SWAPS are used by both GE and GECS to optimize borrowing costs for a particular funding strategy (see note 18) and by GECS to establish specific hedges of mortgage-related assets and to manage net investment exposures. Such swaps are evaluated by management under the credit criteria set forth below. In addition, as part of its ongoing customer activities, GECS may enter into swaps that are integrated with investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap.

COUNTERPARTY CREDIT RISK. Given the ways in which GE and GECS each use swaps, purchased options and forwards, the principal risk is credit risk - risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints:

      * Once a counterparty exceeds credit exposure limits (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

--------------------------------------------------------------------------
COUNTERPARTY CREDIT CRITERIA                         Credit rating
                                          --------------------------------
                                            Moody's     Standard & Poor's
--------------------------------------------------------------------------
Term of transaction
    Between one and five years                  Aa3             AA-
    Greater than five years                     Aaa            AAA
Credit exposure limits
    Up to $50 million                           Aa3             AA-
    Up to $75 million                           Aaa            AAA
--------------------------------------------------------------------------

      * All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

      More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

30. QUARTERLY INFORMATION (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                    First quarter       Second quarter        Third quarter       Fourth quarter
(Dollar amounts in millions;                    -----------------   ------------------    -----------------    -----------------
per-share amounts in dollars)                     1995       1994      1995       1994      1995       1994      1995       1994
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Earnings from continuing operations             $1,372     $1,219   $ 1,726     $1,554    $1,610     $1,457   $ 1,865    $ 1,685
Losses from discontinued operations                  -       (151)        -        (32)        -        (89)        -        (49)
Provision for loss on discontinued securities
   broker-dealer operations                          -          -         -          -         -          -         -       (868)
                                                ------     ------   -------     ------    ------     ------   -------    -------
Net earnings                                    $1,372     $1,068   $ 1,726     $1,522    $1,610     $1,368   $ 1,865    $   768
                                                ======     ======   =======     ======    ======     ======   =======    =======
Per share
   Earnings from continuing operations          $ 0.81     $ 0.71   $  1.02     $ 0.91    $ 0.96     $ 0.85   $  1.12    $  0.99
   Losses from discontinued operations               -      (0.09)        -      (0.02)        -      (0.05)        -      (0.54)
                                                ------     ------   -------     ------    ------     ------   -------    -------
Net earnings                                    $ 0.81     $ 0.62   $  1.02     $ 0.89    $ 0.96     $ 0.80   $  1.12    $  0.45
                                                ======     ======   =======     ======    ======     ======   =======    =======
SELECTED DATA
GE
   Sales of goods and services                  $9,278     $8,264   $11,237    $10,038   $10,106     $9,384   $12,392    $11,944
   Gross profit from sales                       2,567      2,282     3,219      2,743     2,794      2,441     3,340      3,115
GECS
   Revenues from operations                      5,754      4,393     6,415      4,730     7,099      5,097     7,224      5,655
   Operating profit                                826        668       818        684     1,048        857       828        740
---------------------------------------------------------------------------------------------------------------------------------

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

      Earnings-per-share amounts for each quarter are required to be computed independently and, as a result, their sums do not equal the total year earnings-per-share amounts.






                   GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                                        SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS


(Amounts in millions)
                                                             GE allowance for losses
                                                               deducted from assets
                                                             -----------------------
                                                              Accounts
                                                             and notes
                                                             receivable    Investments
                                                             ----------    -----------
Balance, January 1, 1993                                        $196           $ 57
      Provisions charged to operations                            51             57
      Write-offs                                                 (49)            (5)
                                                                ----           ----
Balance, December 31, 1993                                       198 <F1>       109
      Provisions charged to operations                            55             11
      Write-offs                                                 (10)           (56)
                                                                ----           ----
Balance, December 31, 1994                                      $243 <F1>       $64
      Provisions charged to operations                            57             27
      Write-offs                                                 (39)            (3)
                                                                ----           ----
Balance, December 31, 1995                                      $261 <F1>      $ 88
                                                                ====           ====
_____________________________________

<F1>  The year-end balance is segregated on the Statement of Financial Position as follows:


                                                 1995           1994           1993
                                                 ----           ----           ----
Current receivables                              $231           $205           $170

All other assets (long-term receivables,
  customer financing, etc.)                        30             38             28
                                                 ----           ----           ----
                                                 $261           $243           $198
                                                 ====           ====           ====

      Reference is made to note 8 in Notes to Consolidated Financial Statements appearing in the 1995 Annual Report to Share Owners, which contains information with respect to GECS allowance for losses on financing receivables for 1995, 1994 and
1993.


                                 Appendix
                    Differences between the Circulated
                         Material and the Material
                           in Electronic Format

    The financial information included on pages F-0 through F-00 represents the financial information that appears in the 1995 General Electric Annual Report to Share Owners. That information was prepared on typesetting software for purposes of printing the Annual Report. The typesetting format was then converted electronically into a word processing format that can be accepted by the EDGAR system. Certain minor differences of graphics, layout and appearance, as set forth below, exist between the information as it is presented here and as it is presented in the Annual Report to Share Owners.

    1. The Annual Report is printed on cream-colored colored recycled paper in a two column per page layout.

    2. For ease of reference, Annual Report page numbers have been retained and are indicated in the upper left hand corner of the pages in electronic format as "Annual Report page ---." The designation does not appear in the circulated Annual Report where page numbers are indicated by arabic numerals at the bottom of each page.

    3. On page F-1 (Annual Report page 00) the parenthetical "(Annual Report Pages)" was added to the electronic format for the sake of clarity, and these words do not appear in the circulated Annual Report.

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

    5. On pages F-1, F-9, F-13, F-14, F-15, F-16, F-17 and F-18 (Annual
Report pages 25, 32, 33, 37, 38, 39, 40, 41 and 42) of the electronic format the word "Chart:" appears in a number of instances toward the left hand margin next to a description of the chart. This formulation indicates that in the circulated Annual Report there appears a colored bar graph at these locations. The numbers that are presented at these places in the electronic format represent the plot points that were used to construct the bar graphs.

    6. Many headings in the circulated Annual Report are in bold face or in enlarged type or type of a special style. These have been converted to block capitals in the electronic format. The numbers of the Notes to Consolidated Financial Statements appear as large contrasting red numerals on grey tint blocks in the circulated Annual Report.

    7. The solid black bullet character that is used in the circulated Annual Report has been replaced by an asterisk in the electronic format.

    8. On Annual Report page 44 (F-20) there are facsimile signatures of Messrs. Welch and Dammerman of GE in the circulated version.

    9. The Accountants' Report (KPMG Peat Marwick LLP) on page F-20 of this 10-K Report refers specifically to this Report on Form 10-K, including one financial statement schedule included herein. KPMG Peat Marwick LLP's Report appearing in the circulated Annual Report to Share Owners on page 44, signed by facsimile, does not refer to the schedule identified solely with the 10-K.