Form 10-Q
period 1996-03-31
GENERAL ELECTRIC CO
filed 1996-05-14
CIK 40545

(13)

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996
                                            ------------------

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

      There were 1,659,755,210 shares with a par value of $0.32 per share outstanding at March 31, 1996.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                                Three months ended March 31 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1996        1995        1996        1995        1996       1995
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                   $7,241      $7,096      $7,244      $7,098    $     -    $     -
Sales of services                                                 2,473       2,159       2,498       2,180          -          -
Earnings of GECS                                                      -           -          650         559          -          -
GECS revenues from operations                                     7,217       5,693          -           -        7,245      5,754
Other income                                                        167         178         166         180          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                17,098      15,126      10,558      10,017       7,245      5,754
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cost of goods sold                                                5,210       5,157       5,213       5,158          -          -
Cost of services sold                                             1,723       1,532       1,748       1,553          -          -
Interest and other financial charges                              1,875       1,662         143         126       1,735      1,543
Insurance losses and policyholder and annuity benefits            1,602       1,091          -           -        1,602      1,091
Provision for losses on financing receivables                       213          79          -           -          213         79
Other costs and expenses                                          4,097       3,484       1,443       1,353       2,678      2,188
Minority interest in net earnings of consolidated
   affiliates                                                        60          39          16          12          44         27
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      14,780      13,044       8,563       8,202       6,272      4,928
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Earnings before income taxes                                      2,318       2,082       1,995       1,815         973        826
Provision for income taxes                                         (801)       (710)       (478)       (443)       (323)      (267)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $1,517      $1,372      $1,517      $1,372        $650       $559
                                                              ==========  ==========  ==========  ==========  ========== ==========

Net earnings per share                                            $0.91       $0.81

Dividends declared per share                                      $0.46       $0.41

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS".  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                              Consolidated                 GE                      GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                3/31/96    12/31/95     3/31/96    12/31/95     3/31/96   12/31/95
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents                                             $3,170      $2,823      $1,021        $874      $2,149     $1,949
Investment securities                                            40,753      41,067           3           4      40,750     41,063
Current receivables                                               8,260       8,735       8,352       8,891          -          -
Inventories                                                       4,894       4,395       4,894       4,395          -          -
GECS financing receivables - net                                 92,208      93,272          -           -       92,208     93,272
Other GECS receivables                                           12,387      12,417          -           -       12,830     12,897
Property, plant and equipment (including equipment
   leased to others) - net                                       26,248      25,679      10,231      10,234      16,017     15,445
Investment in GECS                                                   -           -       12,732      12,774          -          -
Intangible assets                                                12,241      11,654       6,994       6,643       5,247      5,011
Other assets                                                     30,052      27,993      12,503      11,901      17,549     16,092
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total assets                                                   $230,213    $228,035     $56,730     $55,716    $186,750   $185,729
                                                              ==========  ==========  ==========  ==========  ========== ==========
Short-term borrowings                                           $65,696     $64,463      $2,827      $1,666     $62,879    $62,808
Accounts payable                                                  8,538       9,061       3,625       3,968       5,676      5,952
Other GE current liabilities                                      8,700       8,477       8,546       8,326          -          -
Long-term borrowings                                             52,306      51,027       2,286       2,277      50,059     48,790
Insurance reserves and annuity benefits                          40,285      39,699          -           -       40,285     39,699
Other liabilities                                                15,142      15,363       9,185       8,928       5,834      6,312
Deferred income taxes                                             7,304       7,380         539         508       6,765      6,872
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities                                               197,971     195,470      27,008      25,673     171,498    170,433
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Minority interest in equity of consolidated
   affiliates                                                     2,971       2,956         451         434       2,520      2,522
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Common stock (1,857,013,000 shares issued)                          594         594         594         594           1          1
Unrealized gains on investment securities                           533       1,000         533       1,000         528        989
Other capital                                                     1,843       1,663       1,843       1,663       2,260      2,266
Retained earnings                                                35,280      34,528      35,280      34,528       9,943      9,518
Less common stock held in treasury                               (8,979)     (8,176)     (8,979)     (8,176)         -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total share owners' equity                                       29,271      29,609      29,271      29,609      12,732     12,774
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities and equity                                   $230,213    $228,035     $56,730     $55,716    $186,750   $185,729
                                                              ==========  ==========  ==========  ==========  ========== ==========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS".  March data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                               Three months ended  March 31 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1996        1995        1996        1995        1996       1995
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from operating activities
- ------------------------------------
Net earnings                                                     $1,517      $1,372      $1,517      $1,372        $650       $559
Adjustments to reconcile net earnings to cash
  provided from (used for) continuing operating activities
     Depreciation, depletion and amortization                       892         862         399         410         493        452
     Earnings retained by GECS                           -           -         (424)       (366)         -          -
     Deferred income taxes                                          258         (27)         19          66         239        (93)
     Decrease in GE current receivables                             490         899         554         882          -          -
     Increase in GE inventories                                    (567)       (743)       (567)       (743)         -          -
     Decrease in accounts payable                                  (527)       (835)       (344)       (176)       (338)      (617)
     Increase in insurance reserves                               1,565         615          -           -        1,565        615
     Provision for losses on financing
       receivables                                                  213          79          -           -          213         79
     All other operating activities                              (1,493)       (517)          3        (949)     (1,350)       402
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash from operating activities                                    2,348       1,705       1,157         496       1,472      1,397
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from investing activities
- ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                        (1,709)     (1,617)       (342)       (307)     (1,367)    (1,310)
Net (increase) decrease in GECS financing receivables               651      (2,189)         -           -          651     (2,189)
Payments for principal businesses purchased                        (506)     (1,627)       (409)         -          (97)    (1,627)
All other investing activities                                   (1,267)        (52)         49          38      (1,370)       (88)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash used for investing activities                               (2,831)     (5,485)       (702)       (269)     (2,183)    (5,214)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from financing activities
- ------------------------------------
Net change in borrowings (maturities 90 days or less)              (203)     (3,262)      1,209         867      (1,414)    (4,126)
Newly issued debt (maturities more than 90 days)                  8,787      12,796          12         268       8,775     12,528
Repayments and other reductions (maturities
  more than 90 days)                                             (6,034)     (3,970)       (138)       (159)     (5,896)    (3,811)
Net purchase of GE shares for treasury                             (624)       (716)       (624)       (716)          -          -
Dividends paid to share owners                                     (767)       (699)       (767)       (699)       (225)      (193)
All other financing activities                                     (329)       (203)          -           -        (329)      (203)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash from (used for) financing activities                           830       3,946        (308)       (439)        911      4,195
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Increase (decrease) in cash and  equivalents                        347         166         147        (212)        200        378
Cash and cash equivalents at beginning of year                    2,823       2,591         874       1,373       1,949      1,218
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents at March 31                                 $3,170      $2,757      $1,021      $1,161      $2,149     $1,596
                                                              ==========  ==========  ==========  ==========  ========== ==========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS".  Transactions between GE and GECS have been eliminated from the "consolidated" columns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation.

      2. Two newly issued accounting standards were adopted in the first quarter of 1996 and did not have a material effect on the financial position or results of operations of the Company. Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Strata are based on the predominant risk characteristics of the underlying loans, which include loan type and note rate. Fair values are estimated based on discounted anticipated future net cash flows considering market consensus for loan prepayment predictions and other economic factors. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, the resulting impairment is recognized in earnings through a valuation allowance.

      3. The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

      4. GE's inventories consisted of the following:

(Dollars in millions)                                         At
                                                 -------------------------
                                                 3/31/96          12/31/95
                                                 -------          --------
Raw materials and work in process                $ 3,533           $ 3,205
Finished goods                                     2,456             2,277
Unbilled shipments                                   233               258
Revaluation to LIFO                               (1,328)           (1,345)
                                                 -------           -------
Total inventories                                $ 4,894           $ 4,395
                                                 =======           =======

      5. Property, plant and equipment (including equipment leased to others) consisted of the following:

(Dollars in millions)                                         At
                                                 -------------------------
                                                 3/31/96          12/31/95
                                                 -------          --------
Original cost
   - GE                                          $25,088           $24,867
   - GECS                                         21,975            21,079
                                                 -------           -------
   Total                                          47,063            45,946
                                                 -------           -------
Accumulated depreciation, depletion
   and amortization
   - GE                                           14,857            14,633
   - GECS                                          5,958             5,634
                                                 -------           -------
   Total                                          20,815            20,267
                                                 -------           -------
Property, plant and equipment - net
   - GE                                           10,231            10,234
   - GECS                                         16,017            15,445
                                                 -------           -------
Total                                            $26,248           $25,679
                                                 =======           =======


      6. GE's authorized common stock consisted of 2,200,000,000 shares having a par value of $0.32 each. Average shares outstanding for the first quarter of 1996 and 1995 were 1,663,133,570 and 1,699,922,324, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      A. Results of Operations -- First quarter 1996 compared with first quarter of 1995

      General Electric Company's earnings for the first quarter of 1996 were $1,517 million, up 11% from 1995's first quarter. Earnings per share increased 12% to $0.91, up from last year's $0.81. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a three-year $9 billion share repurchase program initiated in December 1994.

      Revenues for the first quarter of 1996, including approximately $1.1 billion of revenues from entities acquired since the comparable 1995 quarter, totaled $17,098 million, up 13% from $15,126 million in the first quarter of last year. The increase reflected GE's continued globalization and the growth of after-sale services provided by each business. Revenues increased at 10 of GE's 12 businesses, led by GE Capital Services, NBC, and Power Systems.

      GE's first-quarter operating margin rose to 13.7% of sales, up from last year's comparable 13.1%. Operating profit increased at seven businesses, led by NBC and Plastics.

      Earnings of GE Capital Services increased 16% to $650 million, benefiting from the continued globalization and diversity of its 26 businesses. The record results were led by strong double-digit increases in its Equipment Management, Specialty Insurance and Consumer Services activities.

      Cash generated from GE's operating activities was a record $1.2 billion in the first quarter, up strongly from last year's $500 million. As part of the share repurchase program, GE purchased $897 million of its stock during the quarter to reach $4.1 billion of shares purchased during the last 16 months.

SEGMENT ANALYSIS:

      The comments that follow compare revenues and operating profit by industry segment for the first quarters of 1996 and 1995.

      * Aircraft Engines revenues were slightly higher than in the first quarter of 1995, as higher services volume, including spare parts sales, more than offset the decline in commercial engine sales. Operating profit was somewhat higher than last year, reflecting productivity and improved volume which more than offset continued price declines.

      * Appliances reported somewhat lower operating profit in the first quarter of 1996 on relatively flat revenues, as cost inflation and lower prices more than offset improved volume across all core domestic product lines.

      * Broadcasting's operating profit was significantly ahead of last year on a strong increase in revenues reflecting NBC's excellent ratings performance, particularly in prime-time, and much improved results at its owned-and-operated stations.

      * Net earnings of GE Capital Services were up 16% to $650 million primarily as a result of strong performances in Equipment Management, Specialty Insurance and Consumer Services activities. Higher earnings in Equipment Management and Consumer Services were attributable to a higher average level of invested assets, partially offset by higher provisions for losses on financing receivables. The improvement in Specialty Insurance, principally Employers Reinsurance Corporation, was attributable to increased premium and investment income, partially offset by higher reserves for insurance losses, related to Frankona and Aachen Reinsurance Groups which were acquired late in 1995, as well as higher realized gains on sales of investment securities.

      * Industrial Products and Systems revenues were about the same as last year, reflecting modest volume increases in most businesses offset by lower volume at Transportation, which had very strong shipments in the first quarter of 1995. Operating profit increased slightly as productivity, particularly at Transportation and Electrical Distribution & Control, and slightly higher pricing in most businesses offset somewhat lower operating profit at Lighting, largely the result of cost inflation.

      * Materials operating profit was considerably higher this year on revenues that were about the same as last year. The improvement in operating profit reflected favorable experience with purchased material costs and slightly higher prices which more than offset lower volume.

      * Power Generation reported a good increase in revenues primarily as a result of sharply higher volume in gas turbines and higher compressor shipments at Nuovo Pignone, its Italian energy equipment subsidiary. Segment operating profit was somewhat higher, as productivity and volume increases more than offset continued pricing pressures and cost inflation.

      * Technical Products & Services operating profit was slightly higher this year on flat revenues, as productivity and improved volume in both Medical Systems and GEIS more than offset the effects of lower selling prices.

      * All other operating profit and revenues, principally from the licensing of GE technology to others, were about the same as last year.

B. FINANCIAL CONDITION

      With respect to the Condensed Statement of Financial Position, consolidated assets of $230.2 billion were $2.2 billion higher than at December 31, 1995.

      GE's assets were $56.7 billion at March 31, 1996, an increase of $1.0 billion from December 31, 1995. The increase was principally attributable to higher inventories ($0.5 billion), reflecting principally normal seasonal increases in several GE businesses, and higher intangible assets ($0.4 billion), reflecting primarily the acquisition of Outlet
Communications by NBC which was completed in the first quarter.

      GECS' assets increased by $1.0 billion from the end of 1995. GE Capital Corporation's financing receivables, which, net of allowance for losses, aggregated $92.2 billion at the end of the first quarter, decreased $1.1 billion from the year-end 1995 level of $93.3 billion. The decrease resulted principally from the combination of normal seasonal declines in credit card receivables and a shift in the nature of certain new auto lease volume from financing leases in 1995 to operating leases in 1996. Management believes that GE Capital's allowance for losses of $2.5 billion (2.63% of the receivables balance at March 31, 1996 -- the same as year end
1995) are appropriate given the strength and diversity of the portfolio and current economic circumstances. All Other Assets increased by $1.5 billion from year-end 1995, principally as a result of increased investments in nonconsolidated affiliates. Property, plant and equipment, which consists principally of equipment leased to others on operating leases, increased $0.6 billion principally as a result of the shift in auto lease volume discussed above.

      Consolidated liabilities of $198.0 billion at March 31, 1996, were $2.5 billion higher than the year-end 1995 balance of $195.5 billion. GE's liabilities were up $1.3 billion; GECS' liabilities increased $1.1 billion.

      GE's total borrowings were $5.1 billion ($2.8 billion short-term and $2.3 billion long-term) at March 31, 1996, an increase of $1.2 billion from December 31, 1995. GE's ratio of debt to total capital at the end of March 1996 was 14.7% compared with 11.6% at the end of last year and 14.7% at March 31, 1995. Other changes in GE's liabilities comprised numerous, relatively small items.

      GECS' liabilities increased by $1.1 billion, principally because of the additional $1.3 billion of borrowings to finance investments and asset growth. Short-term borrowings were essentially unchanged from year-end
1995 at $62.9 billion. Long-term borrowings increased by $1.3 billion to $50.1 billion, reflecting a continuing shift in the financing mix to longer-term debt.

      With respect to cash flows, consolidated cash and equivalents were $3.2 billion at March 31, 1996, an increase of about $0.3 billion during the quarter. Cash and equivalents were $2.8 billion at March 31, 1995, an increase of about $0.2 billion during last year's first quarter.

      GE's cash and equivalents increased $0.1 billion to $1.0 billion at March 31, 1996, compared with $0.9 billion at year end 1995. During the first quarter of 1996, operating cash flows increased to $1.2 billion, up from $0.5 billion in the first quarter of 1995, the result of relatively insignificant improvements in a number of sources of such cash flows. Cash used for investing activities ($0.7 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.3 billion) included $0.8 billion for dividends paid to share owners, representing a 12% increase in the per-share dividend rate compared with first quarter of last year, and $0.9 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchase were partially offset by $1.7 billion provided from the combination of higher borrowings and dispositions of GE shares from treasury.

      GE's cash and equivalents decreased $0.2 billion to $1.2 billion at March 31, 1995, compared with $1.4 billion at year end 1994. During the first quarter of 1995, cash provided from operating activities totaled $0.5 billion, despite the use of cash for (1) normal seasonal increases in inventories ($0.7 billion), and (2) "all other operating activities" ($0.9 billion) which represented net cash used for a wide variety of relatively small items. Cash used for investing activities ($0.3 billion) principally represented investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies.
Cash used for financing activities ($0.4 billion) included $0.7 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with first quarter of last year, and $0.8 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchase were partially offset by $1.2 billion provided from the combination of higher borrowings and dispositions of GE shares from treasury.

      GECS' cash and equivalents increased $0.2 billion during the first quarter of 1996, when $1.5 billion of cash was provided from operating activities. The principal use of GECS' cash during the period was for investing activities ($2.2 billion), which was more than accounted for by additions to equipment that is provided to third parties on operating leases ($1.4 billion), partially offset by lower financing receivables ($0.7 billion).

      GECS' cash and equivalents increased $0.4 billion during the first quarter of 1995, when $1.4 billion of cash was provided from operating activities of continuing operations. The principal use of GECS' cash during the period was for investing activities ($5.2 billion), which was more than accounted for by additions to equipment that is provided to third parties on operating leases ($1.3 billion), higher financing receivables ($2.2 billion), and payments for the acquisitions of four businesses (aggregating $1.6 billion).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       As previously reported, following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission ("SEC"), the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations relating to the false trading profits. On January 9, 1996, the SEC initiated administrative enforcement proceedings against the former head of Kidder's government securities trading desk, Joseph Jett, alleging that he engaged in securities fraud and other violations and against two of his former supervisors for failure to supervise. Also, two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme Court in New York County.
Both suits claim that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors (other than Messrs. Dammerman, Opie and Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief. Both suits were consolidated in an amended complaint filed on March 6, 1995. On May 19, 1995, the Company and the director defendants moved to dismiss the amended consolidated complaint for failure to make a pre-litigation demand, among other reasons. On April 16, 1996, the court dismissed the amended consolidated complaint for failure to make a pre-litigation demand. In addition, various shareholders of the Company have filed two purported class action suits claiming that the Company and Kidder, and certain of Kidder's former officers and employees, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993. The defendants filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against the Company, but denied the motion to dismiss the complaint against Kidder. On November 3, 1995, the plaintiffs in the case against the Company appealed the trial court's dismissal of their complaint to the Second Circuit Court of Appeals.

Environmental

      As previously reported, in September of 1993, the Environmental Protection Agency notified the Company that it was seeking at least $600,000 in penalties for alleged violations of the Clean Air Act at its Lynn, Massachusetts, Aircraft Engines facility. The allegations include the failure to undergo required permit reviews. The Company agreed to settle the matter in March, 1996 for $400,000.

      As previously reported, in January 1995, the Louisiana Department of Environmental Quality announced that it was seeking a penalty of $101,884 for alleged violations of its Groundwater Protection Act at the Company's New Orleans, Louisiana facility. The Company has tentatively settled the matter for a $70,000 Supplemental Environmental Project.

      In April, 1996, the Environmental Protection Agency filed an action and stated that it was seeking $300,000 in penalties for the Company's failure to adequately respond to an Agency information request in 1994. The Company will be filing an Answer and entering into settlement discussions with the government.

      In March, 1995, the Environmental Protection Agency stated that it was seeking $300,000 in penalties for alleged violations of the Clean Air Act at the Company's Waterford, New York facility. Settlement discussions are underway.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            Exhibit 11. Computation of Per-Share Earnings.

            Exhibit 12. Computation of Ratio of Earnings to Fixed
            Charges.

            Exhibit 27. Financial Data Schedule

      b.    Reports on Form 8-K during the quarter ended March 31, 1996.

            No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         General Electric Company

                               (Registrant)






May 14, 1996         Philip D. Ameen
- ------------         ---------------------------------------------------
    Date             Vice President and Comptroller
                     Duly Authorized Officer and Principal Accounting
                     Officer