Form 10-Q
period 1996-06-30
GENERAL ELECTRIC CO
filed 1996-08-14
CIK 40545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission file number 1-35


                            GENERAL ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      14-0689340
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

3135 EASTON TURNPIKE, FAIRFIELD, CT                     06431-0001
(Address of principal executive offices)                (Zip Code)

       (Registrant's telephone number, including area code) (203) 373-2211

                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         There were 1,651,254,916 shares with a par value of $0.32 per share outstanding at June 30, 1996.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
(Dollars, except per-share amounts, in millions)

                                                                                   Second quarter ended June 30  (Unaudited)
                                                             ---------------------------------------------------------------------
                                                                 Consolidated                  GE                    GECS
                                                             ----------------------  ----------------------  ---------------------
                                                                  1996        1995        1996        1995        1996       1995
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                  $8,551      $8,572      $8,557      $8,578    $     -    $     -
Sales of services                                                2,929       2,633       2,963       2,659          -          -
Earnings of GECS                                                    -           -          683         572          -          -
GECS revenues from operations                                    7,421       6,425          -           -        7,457      6,415
Other income                                                       165         179         164         179          -          -
                                                             ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                               19,066      17,809      12,367      11,988       7,457      6,415
                                                             ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                               6,034       6,192       6,040       6,199          -          -
Cost of services sold                                            1,970       1,793       2,005       1,819          -          -
Interest and other financial charges                             1,920       1,830         137         158       1,789      1,677
Insurance losses and policyholder and annuity benefits           1,558       1,223          -           -        1,558      1,223
Provision for losses on financing receivables                      228         279          -           -          228        279
Other costs and expenses                                         4,460       3,856       1,595       1,448       2,893      2,392
Minority interest in net earnings of
   consolidated affiliates                                          61          46          23          20          38         26
                                                             ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                     16,231      15,219       9,800       9,644       6,506      5,597
                                                             ----------  ----------  ----------  ----------  ---------- ----------

Earnings before income taxes                                     2,835       2,590       2,567       2,344         951        818
Provision for income taxes                                        (927)       (864)       (659)       (618)       (268)      (246)
                                                             ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                 $1,908      $1,726      $1,908      $1,726        $683       $572
                                                             ==========  ==========  ==========  ==========  ========== ==========

Net earnings per share                                           $1.15       $1.02

Dividends declared per share                                     $0.46       $0.41


See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                                   Six months ended June 30  (Unaudited)
                                                             ---------------------------------------------------------------------
                                                                 Consolidated                  GE                    GECS
                                                             ----------------------  ----------------------  ---------------------
                                                                  1996        1995        1996        1995        1996       1995
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                 $15,792     $15,668     $15,801     $15,676    $     -    $     -
Sales of services                                                5,402       4,792       5,461       4,839          -          -
Earnings of GECS                                                    -           -        1,333       1,131          -          -
GECS revenues from operations                                   14,638      12,118          -           -       14,702     12,169
Other income                                                       332         357         330         359          -          -
                                                             ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                               36,164      32,935      22,925      22,005      14,702     12,169
                                                             ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                              11,244      11,349      11,253      11,357          -          -
Cost of services sold                                            3,693       3,325       3,753       3,372          -          -
Interest and other financial charges                             3,795       3,492         280         284       3,524      3,220
Insurance losses and policyholder and annuity benefits           3,160       2,314          -           -        3,160      2,314
Provision for losses on financing receivables                      441         358          -           -          441        358
Other costs and expenses                                         8,557       7,340       3,038       2,801       5,571      4,580
Minority interest in net earnings of consolidated
   affiliates                                                      121          85          39          32          82         53
                                                             ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                     31,011      28,263      18,363      17,846      12,778     10,525
                                                             ----------  ----------  ----------  ----------  ---------- ----------

Earnings before income taxes                                     5,153       4,672       4,562       4,159       1,924      1,644
Provision for income taxes                                      (1,728)     (1,574)     (1,137)     (1,061)       (591)      (513)
                                                             ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                 $3,425      $3,098      $3,425      $3,098      $1,333     $1,131
                                                             ==========  ==========  ==========  ==========  ========== ==========

Net earnings per share                                           $2.06       $1.83

Dividends declared per share                                     $0.92       $0.82


See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS."  Transactions between GE and GECS have been eliminated from the "consolidated" columns.





Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                             Consolidated                 GE                      GECS
                                                             ----------------------  ----------------------  ---------------------
                                                               6/30/96    12/31/95     6/30/96    12/31/95     6/30/96   12/31/95
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents                                            $3,271      $2,823        $871        $874      $2,400     $1,949
Investment securities                                           46,687      41,067          33           4      46,654     41,063
Current receivables                                              8,312       8,735       8,386       8,891          -          -
Inventories                                                      5,051       4,395       5,051       4,395          -          -
GECS financing receivables - net                                93,514      93,272          -           -       93,514     93,272
Other GECS receivables                                          12,174      12,417          -           -       12,664     12,897
Property, plant and equipment (including equipment
   leased to others) - net                                      27,028      25,679      10,216      10,234      16,812     15,445
Investment in GECS                                                  -           -       12,915      12,774          -          -
Intangible assets                                               13,192      11,654       6,948       6,643       6,244      5,011
Other assets                                                    32,852      27,993      12,793      11,901      20,069     16,092
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Total assets                                                  $242,081    $228,035     $57,213     $55,716    $198,357   $185,729
                                                             ==========  ==========  ==========  ==========  ========== ==========

Short-term borrowings                                          $71,425     $64,463      $2,926      $1,666     $68,511    $62,808
Accounts payable                                                 8,453       9,061       3,649       3,968       5,627      5,952
Other GE current liabilities                                     9,516       8,477       9,339       8,326          -          -
Long-term borrowings                                            49,775      51,027       1,859       2,277      47,955     48,790
Insurance reserves and annuity benefits                         48,228      39,699          -           -       48,228     39,699
Other liabilities                                               15,151      15,363       9,092       8,928       5,936      6,312
Deferred income taxes                                            7,290       7,380         582         508       6,708      6,872
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities                                              209,838     195,470      27,447      25,673     182,965    170,433
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Minority interest in equity of consolidated
   affiliates                                                    2,947       2,956         470         434       2,477      2,522
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Common stock (1,857,013,000 shares issued)                         594         594         594         594           1          1
Unrealized gains on investment securities                          293       1,000         293       1,000         288        989
Other capital                                                    1,979       1,663       1,979       1,663       2,239      2,266
Retained earnings                                               36,429      34,528      36,429      34,528      10,387      9,518
Less common stock held in treasury                              (9,999)     (8,176)     (9,999)     (8,176)         -          -
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Total share owners' equity                                      29,296      29,609      29,296      29,609      12,915     12,774
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities and equity                                  $242,081    $228,035     $57,213     $55,716    $198,357   $185,729
                                                             ==========  ==========  ==========  ==========  ========== ==========

See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS."  June data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                              Six months ended June 30 (Unaudited)
                                                             ---------------------------------------------------------------------
                                                                 Consolidated                  GE                    GECS
                                                             ----------------------  ----------------------  ---------------------
                                                                  1996        1995        1996        1995        1996       1995
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from operating activities
- ------------------------------------
Net earnings                                                    $3,425      $3,098      $3,425      $3,098      $1,333     $1,131
Adjustments to reconcile net earnings to cash
  provided from operating activities
     Depreciation, depletion and amortization                    1,824       1,757         804         814       1,020        943
     Earnings retained by GECS                                      -           -         (869)       (733)         -          -
     Deferred income taxes                                         261         327          64         154         197        173
     Decrease (increase) in GE current receivables                 448          11         520         (27)         -          -
     Increase in GE inventories                                   (724)       (804)       (724)       (804)         -          -
     Increase (decrease) in accounts payable                      (637)       (638)       (320)         35        (452)      (424)
     Increase in insurance reserves                              1,714       1,116          -           -        1,714      1,116
     Provision for losses on financing
       receivables                                                 441         358          -           -          441        358
     All other operating activities                               (935)       (333)        553      (1,014)     (1,366)       465
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash from operating activities                                   5,817       4,892       3,453       1,523       2,887      3,762
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from investing activities
- ------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                       (3,599)     (3,724)       (941)       (674)     (2,658)    (3,050)
Net increase in GECS financing receivables                          (9)     (4,835)         -           -           (9)    (4,835)
Payments for principal businesses purchased                     (2,117)     (2,010)       (409)       (130)     (1,708)    (1,880)
All other investing activities                                  (1,496)        224         118         105      (1,673)        87
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash used for investing activities                              (7,221)    (10,345)     (1,232)       (699)     (6,048)    (9,678)
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from financing activities
- ------------------------------------
Net change in borrowings (maturities 90 days or less)            4,937      (2,530)      1,556       2,270       3,381     (4,763)
Newly issued debt (maturities more than 90 days)                13,457      20,382          75         437      13,382     19,945
Repayments and other reductions (maturities
  more than 90 days)                                           (12,949)     (9,351)       (876)       (705)    (12,073)    (8,646)
Net purchase of GE shares for treasury                          (1,447)     (1,422)     (1,447)     (1,422)          -          -
Dividends paid to share owners                                  (1,532)     (1,395)     (1,532)     (1,395)       (464)      (398)
All other financing activities                                    (614)        293           -           -        (614)       293
                                                             ----------  ----------  ----------  ----------  ---------- ----------

Cash from (used for) financing activities                        1,852       5,977      (2,224)       (815)      3,612      6,431
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Increase (decrease) in cash and equivalents                        448         524          (3)          9         451        515
Cash and cash equivalents at beginning of year                   2,823       2,591         874       1,373       1,949      1,218
                                                             ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents at June 30                                 $3,271      $3,115        $871      $1,382      $2,400     $1,733
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

         4. GE's inventories consisted of the following:

 (Dollars in millions)
                                                            At
                                               -----------------------------
                                               6/30/96              12/31/95
                                               -------               -------

 Raw materials and work in process             $ 3,682               $ 3,205
 Finished goods                                  2,438                 2,277
 Unbilled shipments                                258                   258
 Revaluation to LIFO                            (1,327)               (1,345)
                                               -------               -------

 Total inventories                             $ 5,051               $ 4,395
                                               =======               =======

     5. Property, plant and equipment, including equipment leased to others, consisted of the following:

(Dollars in millions)
                                                            At
                                              -----------------------------
                                              6/30/96              12/31/95
                                              -------               -------
Original cost
    -- GE                                     $25,249               $24,867
    -- GECS                                    22,946                21,079
                                              -------               -------
     Total                                     48,195                45,946
                                              -------               -------
Accumulated depreciation, depletion
     and amortization
    -- GE                                      15,033                14,633
    -- GECS                                     6,134                 5,634
                                               ------                ------
     Total                                     21,167                20,267
                                              -------                ------
Property, plant and equipment -- net
    -- GE                                      10,216                10,234
    -- GECS                                    16,812                15,445
                                              -------               -------
Total                                         $27,028               $25,679
                                              =======               =======

         6. GE's authorized common stock consisted of 2,200,000,000 shares having a par value of $0.32 each. Average shares outstanding for the second quarter of 1996 and 1995 were 1,655,505,063 and 1,688,152,513, respectively.
Average shares outstanding for the first six months of 1996 and 1995 were 1,659,174,019 and 1,694,090,647, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- SECOND QUARTER OF 1996 COMPARED WITH SECOND QUARTER OF 1995

         General Electric Company's earnings for the second quarter of 1996 were $1.908 billion, the highest for any quarter in the Company's history, an increase of 11% over the same period in 1995. Earnings per share increased 13% to $1.15, up from last year's $1.02. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a three-year, $9 billion share repurchase program initiated in December 1994.

         Revenues, including acquisitions, rose to a record $19.1 billion for the quarter, 7% over 1995, primarily because of increased global activities and higher sales of spare parts and services by GE's equipment businesses. International revenues were much higher during the quarter, reflecting excellent growth in operations located in Europe and the Far East as well as much higher U.S. exports. Eight of GE's 12 businesses increased revenues, led by GE Capital Services, NBC, Appliances and Aircraft Engines.

         Operating margin for the second quarter rose to a record 16.3% of sales, up from last year's 15.8%.

         Eight businesses reported improved operating profit, with four -- NBC, Medical Systems, Transportation and Motors -- achieving double-digit increases.

         GE Capital Services' earnings increased 19% to $683 million, benefiting from globalization and the diversity of its 26 businesses. The record results were led by strong double-digit increases in its Consumer Services, Specialty Insurance and Specialized Financing activities.

         Cash generated from GE's operating activities during the second quarter reached $3.5 billion, up sharply from last year's $1.5 billion, primarily from improvements in earnings and working capital and, to a lesser extent, timing. As part of the $9 billion share repurchase program, GE purchased $0.8 billion of its stock during the second quarter to reach $4.9 billion of shares purchased during the last 19 months.


SEGMENT ANALYSIS:

         The comments that follow compare revenues and operating profit by industry segment for the second quarters of 1996 and 1995.

          o AIRCRAFT ENGINES revenues were somewhat higher than in last year's second quarter reflecting higher volume in services, including spare parts, and military engines. Operating profit increased somewhat as the higher volume and productivity improvements more than offset higher costs.

         o APPLIANCES reported a good increase in second quarter revenues compared with a year ago reflecting volume improvements in all core domestic product lines and strong international growth, partially offset by lower selling prices. Operating profit was slightly higher for the quarter, as higher volume and productivity more than offset the effects of lower selling prices.

         o BROADCASTING operating profit was sharply higher on revenues that were much improved over last year's second quarter. The increase in operating profit was attributable primarily to improved price performance at both network and owned-and-operated stations, reflecting a strong overall advertising market in combination with excellent performance in prime-time.

         o GECS' earnings were $683 million, a 19% improvement from $572 million in 1995. The increase was largely attributable to strong double-digit increases in Consumer Services, Specialty Insurance and Specialized Financing activities.

         o INDUSTRIAL PRODUCTS AND SYSTEMS reported slightly higher operating profit on a modest increase in revenues. The revenue increase resulted principally from higher volume at Lighting and Electrical Distribution and Control. The operating profit increase was primarily attributable to productivity improvements across the segment which more than offset continued cost inflation.

         o MATERIALS revenues and operating profit were somewhat lower than a year ago largely as a result of lower selling prices for petrochemicals and, to a lesser extent, ABS resins.

         o POWER GENERATION revenues were somewhat lower than in 1995's second quarter, primarily because of lower gas turbine volume. Operating profit was somewhat higher, reflecting favorable product mix, strong results in services, including spare parts, and the absence of modification costs related to the "F" turbine that adversely affected the prior year's second quarter results.

         o TECHNICAL PRODUCTS AND SERVICES operating profit was somewhat higher compared with a year ago on a modest increase in revenues. Medical Systems operating profit was much higher, reflecting productivity gains and volume growth, particularly in services, which more than offset price declines in all geographic regions. Information Services operating profit declined sharply on revenues that were about the same as a year ago, reflecting the combined effects of considerably higher costs related to network expansion and lower selling prices.

         o ALL OTHER operating profit was much higher on a good increase in revenues, reflecting higher levels of licensing income compared with the second quarter of 1995.

B. RESULTS OF OPERATIONS -- FIRST HALF OF 1996 COMPARED WITH FIRST HALF OF 1995

         Earnings for the six months ended June 30, 1996, were $3.425 billion, up 11% from $3.098 billion in 1995's first half. Earnings per share increased 13% to $2.06 from $1.83. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a three-year, $9 billion share repurchase program initiated in December 1994.

         Consolidated revenues for the first six months of 1996 aggregated $36.2 billion, up 10% from the comparable $32.9 billion in 1995's first half. GE's sales of goods and services were 4% higher, with improvements led by NBC, Appliances and Aircraft Engines.

         Operating margin in the first half of 1996 was 15.1% of sales, with the improvement over last year's 14.5% led by NBC, Power Systems, Medical Systems and Transportation.


SEGMENT ANALYSIS:

         The following comments compare revenues and operating profit by industry segment for the first half of 1996 with the same period of 1995.

         o AIRCRAFT ENGINES reported somewhat higher revenues and operating profit compared with the first half of 1995. The increase in revenues was primarily attributable to higher volume in services, including spare parts, and military engines. The improvement in operating profit reflected the effects of productivity and the higher volume.

         o APPLIANCES revenues were somewhat higher than a year ago, reflecting higher volume which was largely offset by lower selling prices. Operating profit was slightly lower primarily as a result of cost inflation and lower selling prices, which more than offset productivity and the higher volume.

         o BROADCASTING operating profit increased sharply over last year on much higher revenues, primarily because of strong performances in both prime-time entertainment and owned-and-operated stations.

         o GECS' earnings from continuing operations were up 18% to $1,333 million. The earnings increase was led by strong results in Consumer Services, Specialty Insurance and Specialized Financing.

         o INDUSTRIAL PRODUCTS AND SYSTEMS revenues and operating profit increased slightly over 1995's first half. The revenue increase was principally attributable to higher volume at Lighting, Electrical Distribution and Control, and Motors. The improvement in operating profit reflected primarily productivity improvements across the segment, which more than offset higher costs.

         o MATERIALS operating profit was about the same as last year on somewhat lower revenues as lower prices, principally in petrochemicals and ABS resins, and slightly lower volume offset reductions in certain material costs.

         o POWER GENERATION operating profit was somewhat higher on revenues that were about the same as a year ago. The improvement in operating profit reflected strong results in services, including spare parts, and the absence of modification costs related to the "F" turbine that adversely affected prior year results.

         o TECHNICAL PRODUCTS AND SERVICES reported higher operating profit on flat revenues. Medical Systems had a good increase in operating profit on flat revenues as productivity and higher volume more than offset continuing pricing pressures. Information Services operating profit declined substantially on revenues that were about the same as a year ago, reflecting considerably higher costs related to network expansion and continued price declines.

         o ALL OTHER operating profit was higher on modest increase in revenues.

C. FINANCIAL CONDITION

         With respect to the Condensed Statement of Financial Position, consolidated assets of $242.1 billion at June 30, 1996, were $14.1 billion higher than the $228.0 billion at December 31, 1995.

         GE's assets were $57.2 billion at June 30, 1996, an increase of $1.5 billion from December 31, 1995. The increase was principally attributable to normal seasonal increases in inventories ($0.7 billion), and numerous changes in the other assets category, none of which exceeded $0.5 billion.

         GECS' assets increased by $12.6 billion from the end of 1995, principally as a result of higher levels of investment in investment securities as well as increases in all other assets, both of which are described below. GECS investment securities increased by $5.6 billion, reflecting the addition of securities held by insurance companies acquired and new investments by various GE Capital businesses, partially offset by decreases in fair value resulting from higher interest rates at June 30, 1996. Other assets increased $4.0 billion, principally as a result of two factors: the addition of investor-directed fund accounts associated with the Life Insurance Company of Virginia acquisition and increased investment in nonconsolidated affiliates. GE Capital's financing receivables, which aggregated $93.5 billion, net of reserves, at the end of the second quarter, were approximately the same as at year-end 1995. Management believes that GE Capital's reserves of $2.5 billion (2.63% of the receivables balance at June 30, 1996 -- the same as year-end 1995) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Property, plant and equipment, principally equipment leased to others, increased by $1.4 billion primarily as a result of higher auto lease volume, including a shift in the nature of certain new auto lease volume from financing leases in 1995 to operating leases in 1996, and new aircraft volume.

         Consolidated liabilities of $209.8 billion at June 30, 1996, were $14.3 billion higher than the year-end 1995 balance of $195.5 billion. GE's liabilities were up $1.8 billion; GECS' liabilities increased $12.5 billion.

         GE's total borrowings were $4.8 billion ($2.9 billion short-term and $1.9 billion long-term) at June 30, 1996, an increase of $0.8 billion from December 31, 1995. GE's ratio of debt to total capital at the end of June 1996 was 13.8% compared with 11.6% at the end of last year and 16.3% at June 30, 1995. Other current liabilities increased $1.0 billion, principally as a result of higher federal taxes accrued and progress collections.

         GECS' liabilities increased to $183.0 billion, compared with $170.4 billion at the end of 1995, principally because of higher insurance reserves and annuity benefits, which increased by $8.5 billion, primarily as a result of the acquisitions of Life Insurance Company of Virginia and Union Fidelity Life Insurance Company. Short-term borrowings increased by $5.7 billion to $68.5 billion and long-term borrowings decreased by $0.8 billion to $48.0 billion.

         With respect to cash flows, consolidated cash and equivalents were $3.3 billion at June 30, 1996, an increase of $0.4 billion during the first half. Cash and equivalents were $3.1 billion at June 30, 1995, an increase of $0.5 billion during last year's first half.

      GE's cash and equivalents were $0.9 billion at June 30, 1996, and at December 31, 1995. During the first half of 1996, cash provided from operating activities increased to $3.5 billion, up from $1.5 billion during the first six months of last year. The increase resulted from improvements in earnings, working capital -- principally in trade receivables and progress collections related to large power generation orders -- and collection of sundry receivables. Cash used for investing activities ($1.2 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.2 billion) included $1.7 billion for repurchases of the Company's common stock under the share repurchase program and $1.5 billion for dividends paid to share owners, a 12% increase in the per-share dividend rate compared with the first half of last year. The dividends and share repurchases were partially offset by funds provided from a combination of higher borrowings ($0.8 billion) and disposition of GE shares from treasury ($0.4 billion).

         GE's cash and equivalents were $1.4 billion at June 30, 1995, and at December 31, 1994. During the first half of 1995, cash from operating activities totaled $1.5 billion, despite the use of (a) $1.0 billion for "all other activities," which consisted of the net result of numerous changes (none of which was significant) in all other assets and other current and noncurrent liabilities, and (b) $0.8 billion for normal seasonal increases in inventories. Cash used for investing activities ($0.7 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.8 billion) included $1.6 billion for repurchases of the Company's common stock under the share repurchase program and $1.4 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first half of 1994. The dividends and share repurchases were partially offset by funds provided from a combination of higher borrowings ($2.0 billion) and disposition of GE shares from treasury ($0.6 billion).

         GECS' cash and equivalents increased $0.5 billion during the first half of 1996. Cash was used primarily to fund additions to property, plant and equipment ($2.7 billion), principally equipment that is provided to third parties on operating leases, for acquisitions of businesses ($1.7 billion), the largest of which were Life Insurance Company of Virginia and Union Fidelity Life Insurance Company, and increased investments in nonconsolidated affiliates ($1.4 billion). Cash provided from operating activities totaled $2.9 billion. Cash provided from financing activities resulted primarily from increased borrowings ($4.7 billion) during the first six months of 1996.

         GECS' cash and equivalents increased $0.5 billion during the first half of 1995. Cash was used primarily to fund GE Capital's growth in financing receivables ($4.8 billion), for additions to property, plant and equipment ($3.1 billion), principally equipment that is provided to third parties on operating leases, and for acquisitions of businesses ($1.9 billion), the largest of which were certain businesses of ITT Financial, Credit De L'Est (France), Pallas Group (United Kingdom) and the remaining 50% interest in United Merchants Financing (Hong Kong). Cash provided from operating activities totaled $3.8 billion. Cash provided from financing activities resulted from increased borrowings during the first six months of 1995, which aggregated $6.5 billion.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As previously reported, in April 1996, the Environmental Protection Agency filed an action and stated that it was seeking $300,000 in penalties for the Company's failure to adequately respond to an Agency information request in 1994. The Company has tentatively agreed to settle the matter for $95,000.

         As previously reported, in March 1995, the Environmental Protection Agency stated that it was seeking $300,000 in penalties for alleged violations of the Clean Air Act at the Company's Waterford, New York facility. The company has tentatively agreed to settle the matter for $60,684.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The annual meeting of Share Owners of General Electric Company was held on April 24, 1996.

           (b)    All director nominees were elected.

           (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:



PROPOSALS AND VOTE TABULATIONS

                                                         VOTES CAST
                                                  ------------------------
                                                  FOR              AGAINST              ABSTAIN        NON-VOTES
                                                  ---              -------              -------        ---------
MANAGEMENT PROPOSALS

Approval of the appointment
     of independent
     auditors for 1996                         1,376,566,149        5,678,526         5,281,801                0

Approval of the proposed 1996
     Stock Option Plan for
     Non-Employee Directors                    1,257,472,349      110,554,546        19,499,581                0

SHARE OWNER PROPOSALS

(1)  Relating to Prior Government service         33,373,429    1,138,687,716        31,930,765      183,534,567

(2)  Relating to GE's nuclear power business      39,270,453    1,085,497,160        79,224,299      183,534,565

(3)  Relating to radioactive waste and
     decommissioning                              44,426,675    1,080,221,163        79,344,073      183,534,566

(4)  Relating to Maquiladoras                     79,754,886    1,007,665,765       116,571,261      183,534,565

(5)  Relating to global corporate standards       66,125,653    1,031,724,356       106,141,901      183,534,567

(6)  Relating to NBC Programming                  88,966,411    1,022,142,227        92,883,273      183,534,566

(7)  Relating to Retirement Plan for Non-
     Employee Directors                          323,319,008      855,192,309        25,480,594      183,534,566

(8)  Relating to Equal Credit Opportunity         72,129,433    1,031,450,110       100,412,368      183,534,566



ELECTION OF DIRECTORS

DIRECTOR                       VOTES RECEIVED              VOTES WITHHELD
- --------                       --------------              --------------

D. Wayne Calloway               1,373,712,215                   7,784,629
Silas S. Cathcart               1,372,259,118                   9,237,726
Dennis D. Dammerman             1,372,842,950                   8,653,894
Paolo Fresco                    1,372,505,736                   8,991,108
Claudio X. Gonzalez             1,373,537,421                   7,959,423
Robert E. Mercer                1,371,895,787                   9,601,057
Gertrude G. Michelson           1,371,866,226                   9,630,618
John D. Opie                    1,372,902,184                   8,594,660
Roger S. Penske                 1,372,614,384                   8,882,460
Barbara Scott Preiskel          1,371,591,876                   9,904,968
Frank H. T. Rhodes              1,372,181,707                   9,315,137
Andrew C. Sigler                1,373,515,102                   7,981,742
Douglas A. Warner III           1,373,840,637                   7,656,207
John F. Welch, Jr.              1,371,729,707                   9,767,137


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                Exhibit 11. Computation of Per Share Earnings.

                Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.

                Exhibit 27. Financial Data Schedule

           b.   Reports on Form 8-K during the quarter ended June 30, 1996.

                No reports on Form 8-K were filed during the quarter ended June 30, 1996.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            General Electric Company

                                  (Registrant)





AUGUST 14, 1996                PHILIP D. AMEEN
      Date                     Vice President and Comptroller
                               Duly Authorized Officer and Principal
                               Accounting Officer