Form 10-Q
period 1996-09-30
GENERAL ELECTRIC CO
filed 1996-11-14
CIK 40545

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---    ---
            There were 1,646,420,550 shares with a par value of $0.32 per share outstanding at September 30, 1996.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
(Dollars, except per-share amounts, in millions)

                                                                               Third quarter ended September 30 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1996        1995        1996        1995        1996       1995
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                   $8,507      $7,910      $8,509      $7,919    $     -    $     -
Sales of services                                                 2,939       2,166       2,969       2,187          -          -
Earnings of GECS                                                     -           -          816         711          -          -
GECS revenues from operations                                     8,415       7,075          -           -        8,449      7,099
Other income                                                        160         190         160         189          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                20,021      17,341      12,454      11,006       8,449      7,099
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                                6,188       5,787       6,190       5,796          -          -
Cost of services sold                                             2,199       1,495       2,228       1,516          -          -
Interest and other financial charges                              1,925       1,911         175         190       1,756      1,726
Insurance losses and policyholder and annuity benefits            1,553       1,540          -           -        1,553      1,540
Provision for losses on financing receivables                       254         352          -           -          254        352
Other costs and expenses                                          5,137       3,823       1,497       1,437       3,669      2,404
Minority interest in net earnings of
   consolidated affiliates                                           67          40          29          11          38         29
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      17,323      14,948      10,119       8,950       7,270      6,051
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Earnings before income taxes                                      2,698       2,393       2,335       2,056       1,179      1,048
Provision for income taxes                                         (910)       (783)       (547)       (446)       (363)      (337)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $1,788      $1,610      $1,788      $1,610        $816       $711
                                                              ==========  ==========  ==========  ==========  ========== ==========

Net earnings per share                                            $1.08       $0.96

Dividends declared per share                                      $0.46       $0.41


See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS".  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                               Nine months ended September 30  (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1996        1995        1996        1995        1996       1995
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                  $24,299     $23,578     $24,310     $23,595    $     -    $     -
Sales of services                                                 8,341       6,958       8,430       7,026          -          -
Earnings of GECS                                                     -           -        2,149       1,842          -          -
GECS revenues from operations                                    23,053      19,193          -           -       23,151     19,268
Other income                                                        492         547         490         548          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                56,185      50,276      35,379      33,011      23,151     19,268
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                               17,432      17,136      17,443      17,153          -          -
Cost of services sold                                             5,892       4,820       5,981       4,888          -          -
Interest and other financial charges                              5,720       5,403         455         474       5,280      4,946
Insurance losses and policyholder and annuity benefits            4,713       3,854          -           -        4,713      3,854
Provision for losses on financing receivables                       695         710          -           -          695        710
Other costs and expenses                                         13,694      11,163       4,535       4,238       9,240      6,984
Minority interest in net earnings of consolidated
   affiliates                                                       188         125          68          43         120         82
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      48,334      43,211      28,482      26,796      20,048     16,576
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Earnings before income taxes                                      7,851       7,065       6,897       6,215       3,103      2,692
Provision for income taxes                                       (2,638)     (2,357)     (1,684)     (1,507)       (954)      (850)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $5,213      $4,708      $5,213      $4,708      $2,149     $1,842
                                                              ==========  ==========  ==========  ==========  ========== ==========

Net earnings per share                                            $3.15       $2.79

Dividends declared per share                                      $1.38       $1.23


See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS".  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)                                              Consolidated                 GE                      GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                9/30/96    12/31/95     9/30/96    12/31/95     9/30/96   12/31/95
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents                                             $4,672      $2,823      $1,150        $874      $3,522     $1,949
Investment securities                                            48,278      41,067           5           4      48,273     41,063
Current receivables                                               8,597       8,735       8,677       8,891          -          -
Inventories                                                       5,061       4,395       5,061       4,395          -          -
GECS financing receivables - net                                 94,615      93,272          -           -       94,615     93,272
Other GECS receivables                                           12,548      12,417          -           -       13,188     12,897
Property, plant and equipment (including equipment
   leased to others) - net                                       28,212      25,679      10,396      10,234      17,816     15,445
Investment in GECS                                                   -           -       13,588      12,774          -          -
Intangible assets                                                13,914      11,654       7,073       6,643       6,841      5,011
Other assets                                                     33,285      27,993      13,216      11,901      20,084     16,092
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total assets                                                   $249,182    $228,035     $59,166     $55,716    $204,339   $185,729
                                                              ==========  ==========  ==========  ==========  ========== ==========

Short-term borrowings                                           $75,122     $64,463      $3,600      $1,666     $71,610    $62,808
Accounts payable                                                  9,339       9,061       3,976       3,968       5,933      5,952
Other GE current liabilities                                      9,474       8,477       9,526       8,326          -          -
Long-term borrowings                                             48,799      51,027       1,747       2,277      47,187     48,790
Insurance reserves and annuity benefits                          48,901      39,699          -           -       48,901     39,699
Other liabilities                                                16,715      15,363       9,319       8,928       7,286      6,312
Deferred income taxes                                             7,780       7,380         535         508       7,245      6,872
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities                                               216,130     195,470      28,703      25,673     188,162    170,433
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Minority interest in equity of consolidated
   affiliates                                                     3,053       2,956         464         434       2,589      2,522
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Common stock (1,857,013,000 shares issued)                          594         594         594         594           1          1
Unrealized gains on investment securities                           437       1,000         437       1,000         431        989
Other capital                                                     2,200       1,663       2,200       1,663       2,237      2,266
Retained earnings                                                37,459      34,528      37,459      34,528      10,919      9,518
Less common stock held in treasury                              (10,691)     (8,176)    (10,691)     (8,176)         -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total share owners' equity                                       29,999      29,609      29,999      29,609      13,588     12,774
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities and equity                                   $249,182    $228,035     $59,166     $55,716    $204,339   $185,729
                                                              ==========  ==========  ==========  ==========  ========== ==========

See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS".  September data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

(Dollars in millions)                                                          Nine months ended September 30  (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1996        1995        1996        1995        1996       1995
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from operating activities
------------------------------------
Net earnings                                                     $5,213      $4,708      $5,213      $4,708      $2,149     $1,842
Adjustments to reconcile net earnings to cash
  from operating activities
     Depreciation and amortization                                2,796       2,616       1,217       1,182       1,579      1,434
     Earnings retained by GECS                                       -           -       (1,401)     (1,197)         -          -
     Deferred income taxes                                          782         901          28         237         754        664
     Decrease (increase) in GE current receivables                  172        (151)        234        (205)         -          -
     Increase in GE inventories                                    (734)       (779)       (734)       (779)         -          -
     Increase (decrease) in accounts payable                       (369)        206           6          22        (755)       188
     Increase in insurance reserves                               1,109         679          -           -        1,109        679
     Provision for losses on financing
       receivables                                                  695         710          -           -          695        710
     All other operating activities                               1,281      (1,035)        822      (1,553)        854        640
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash from operating activities                                   10,945       7,855       5,385       2,415       6,385      6,157
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from investing activities
------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                        (5,597)     (5,300)     (1,522)     (1,086)     (4,075)    (4,214)
Net increase in GECS financing receivables                       (1,036)     (7,528)         -           -       (1,036)    (7,528)
Payments for principal businesses purchased                      (3,008)     (3,463)       (679)       (238)     (2,329)    (3,236)
Proceeds from principal business dispositions                        -          660          -           96          -         575
All other investing activities                                   (3,405)        140          17         309      (3,671)      (273)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash used for investing activities                              (13,046)    (15,491)     (2,184)       (919)    (11,111)   (14,676)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from financing activities
------------------------------------
Net change in borrowings (maturities 90 days or less)             9,661      (3,402)      2,226       3,165       7,607     (6,535)
Newly issued debt (maturities more than 90 days)                 17,942      29,391         191         468      17,751     28,923
Repayments and other reductions (maturities
  more than 90 days)                                            (19,789)    (13,293)     (1,100)     (1,125)    (18,689)   (12,168)
Net purchase of GE shares for treasury                           (1,950)     (2,220)     (1,950)     (2,220)          -          -
Dividends paid to share owners                                   (2,292)     (2,085)     (2,292)     (2,085)       (748)      (645)
All other financing activities                                      378        (187)          -           -         378       (187)
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cash from (used for) financing activities                         3,950       8,204      (2,925)     (1,797)      6,299      9,388
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Increase (decrease) in cash and equivalents                       1,849         568         276        (301)      1,573        869
Cash and equivalents at beginning of year                         2,823       2,591         874       1,373       1,949      1,218
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents at September 30                             $4,672      $3,159      $1,150      $1,072      $3,522     $2,087
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


            4. GE's inventories consisted of the following:


                                                                   At
                                                        ------------------------
(Dollars in millions)                                   9/30/96         12/31/95
                                                        -------         --------
Raw materials and work in process                       $ 3,579         $ 3,205
Finished goods                                            2,533           2,277
Unbilled shipments                                          273             258
Revaluation to LIFO                                      (1,324)         (1,345)
                                                        -------         -------
Total inventories                                       $ 5,061         $ 4,395
                                                        =======         =======

             5. Property, plant and equipment (including equipment leased to others) - net, consisted of the following:

                                                                   At
                                                        ------------------------
(Dollars in millions)                                   9/30/96         12/31/95
                                                        -------         --------
Original cost
- GE                                                    $25,741          $24,867
- GECS                                                   24,328           21,079
                                                        -------          -------
   Total                                                 50,069           45,946
                                                        -------          -------
Accumulated depreciation and amortization
- GE                                                     15,345           14,633
- GECS                                                    6,512            5,634
                                                        -------          -------

   Total                                                 21,857           20,267
                                                        -------          -------
Property, plant and equipment - net
- GE                                                     10,396           10,234
- GECS                                                   17,816           15,445
                                                        -------          -------
   Total                                                $28,212          $25,679
                                                        =======          =======

             6. GE's authorized common stock consisted of 2,200,000,000 shares having a par value of $0.32 each. Average shares outstanding for the third quarter of 1996 and 1995 were 1,648,837,733 and 1,676,351,203, respectively.
Average shares outstanding for the first nine months of 1996 and 1995 were 1,655,985,652 and 1,688,136,763, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS--THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995

            General Electric Company achieved record third quarter earnings per share and earnings in 1996. Earnings per share increased 13% to $1.08, up from last year's $0.96, and earnings increased 11% to $1.788 billion. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a three-year, $9 billion share repurchase program initiated in December 1994.


            Revenues, including acquisitions, rose to a record $20.0 billion, 15% over last year's quarter. Increased global activities, revenues from the Summer Olympic Games televised by NBC, and higher sales of spare parts and services by GE's equipment businesses were the major contributors to the increase. Revenues increased at nine of GE's twelve businesses, led by GE Capital Services, NBC, and Power Systems.


            GE's third quarter operating margin was 13.6% of sales, up from last year's 13.4%, and was a record for the quarter. Excluding the results from NBC's Olympics coverage, for which there was no 1995 counterpart, the margin rate was 13.8%.


            Ten GE businesses reported improved operating profit with four - GE Capital Services, Power Systems, NBC, and Motors - achieving double-digit increases.


            GE Capital Services' third-quarter earnings increased 15% to $816 million, benefiting from the globalization and diversity of its 26 businesses. The record earnings were led by strong double-digit increases in its Consumer Services, Specialty Insurance, and Equipment Management activities.


            Cash generated from GE's operating activities through the first nine months of 1996 was a record $5.4 billion, up from last year's $2.4 billion, reflecting improvements in earnings, working capital (especially progress collections) and, to a lesser extent, timing. As part of the $9 billion share repurchase program, GE purchased $674 million of its stock during the third quarter to reach $5.6 billion - 85 million shares purchased since December 1994.


SEGMENT ANALYSIS:

            The comments that follow compare revenues and operating profit by industry segment for the third quarters of 1996 and 1995.


            o AIRCRAFT ENGINES revenues were somewhat higher than last year reflecting good performance in the commercial engines business, with volume growth only partially offset by lower selling prices. Additionally, volume and price both improved somewhat in the services business. Operating profit was somewhat higher as productivity and increased volume more than offset higher costs and lower selling prices.


            o APPLIANCES quarterly revenues increased slightly on higher volume, principally from U.S. market share gains across core product lines. Operating profit increased somewhat, reflecting productivity during the period partially offset by lower selling prices.


            o BROADCASTING revenues were sharply higher than last year's third quarter largely as a result of NBC's broadcast of the Summer Olympic Games. Operating profit was also sharply higher, reflecting a strong advertising market, continued excellent ratings in prime-time, and the profitable Olympics coverage, the combination of which more than offset higher license fees for certain prime-time programs that were renewed.


            o GECS third-quarter earnings increased 15% to $816 million, led by strong results in its Consumer Services, Specialty Insurance, and Equipment Management activities. Overall, the increase in net earnings at GECS resulted principally from a higher average level of invested assets, partially offset by a decrease in financing spreads.


            o INDUSTRIAL PRODUCTS AND SYSTEMS reported slightly higher operating profit on flat revenues. The increase in operating profit was principally attributable to productivity improvements at Electrical Distribution and Control, Motors, and Lighting, which more than offset the effects of cost increases.


            o MATERIALS operating profit was somewhat higher on flat revenues. While selling prices were lower, principally in petrochemicals and ABS resins, operating profit benefited from productivity improvements, higher volume and reductions in certain material costs.

            o POWER GENERATION revenues were sharply higher compared with 1995's third quarter, reflecting strong volume growth by Nuovo Pignone. Operating profit also increased sharply, as productivity improvements and the higher volume more than offset the effects of cost inflation and lower selling prices.

            o TECHNICAL PRODUCTS & SERVICES revenues were somewhat higher than a year ago as volume improvements at Medical Systems overcame price declines across the segment. Segment operating profit was down slightly as a result of lower pricing.


            o ALL OTHER operating profit was somewhat higher on a modest increase in revenues over the prior year's third quarter, principally as a result of higher licensing revenues.


B. RESULTS OF OPERATIONS--FIRST NINE MONTHS OF 1996 COMPARED WITH FIRST NINE MONTHS OF 1995

            Net earnings were $5,213 million in the first nine months, up 11% from $4,708 million in 1995's first nine months. Earnings per share increased
13% to $3.15 from $2.79. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a three-year, $9 billion share repurchase program initiated in December 1994.


            Consolidated revenues for the first nine months of 1996 aggregated $56.2 billion, up 12% from the comparable $50.3 billion in 1995's first nine months. GE's sales of goods and services were 7% higher, led by NBC, Power Systems, Aircraft Engines and Appliances. The improvement in sales was largely attributable to increases in the volume of goods and services sold which were partially offset by the effects of lower selling prices.


            Operating margin in the first nine months of 1996 was 14.6% of sales, an improvement over last year's 14.2%. The improvement in operating margin was led by NBC, Power Systems, Aircraft Engines, and Medical Systems.


SEGMENT ANALYSIS:

            The following comments compare revenues and operating profit by industry segment for the first nine months of 1996 with the same period of 1995.


            o AIRCRAFT ENGINES revenues and operating profit were somewhat higher than the first nine months of 1995. Higher services volume (including spare parts) and higher volume in military engines more than accounted for the increase in revenues. The most important factor in the operating profit improvement was productivity, which more than offset higher costs and lower selling prices.

            o APPLIANCES revenues were somewhat higher than a year ago on higher volume. Operating profit increased slightly as a result of productivity and the higher volume which more than offset the effects of lower selling prices.


            o BROADCASTING revenues were sharply higher than last year largely as a result of NBC's broadcast of the Summer Olympic Games. Operating profit also increased sharply, reflecting a strong advertising market and excellent ratings in prime-time, strong results in its owned-and-operated stations, and profitable Olympics coverage, the combination of which more than offset higher license fees for certain prime-time programs that were renewed.


            o GECS earnings were up 17% to $2,149 million. The earnings increase was led by strong results in its Consumer Services, Specialty Insurance and Equipment Management activities. Overall, the increase in net earnings at GECS resulted principally from a higher average level of invested assets, partially offset by a decrease in financing spreads.


            o INDUSTRIAL PRODUCTS AND SYSTEMS revenues and operating profit increased slightly over 1995. The revenue increase was principally attributable to higher volume at Lighting, Electrical Distribution and Control and Motors. The improvement in operating profit reflected productivity improvements across the segment, which more than offset higher costs.


            o MATERIALS operating profit was flat on slightly lower revenues, reflecting the effects of lower selling prices, principally in petrochemicals and ABS resins, and reductions in certain material costs.

           o POWER GENERATION revenues were somewhat higher than a year ago as a result of volume growth by Nuovo Pignone. Operating profit was much higher than last year, reflecting productivity and the higher volume, as well as the absence of modification costs related to the "F" turbine that adversely affected prior year results, the combination of which were partially offset by lower selling prices and cost inflation.

            o TECHNICAL PRODUCTS AND SERVICES revenues were slightly higher than the first nine months of 1995, a result of strong volume in Medical Systems, largely offset by price declines across the segment. Operating profit showed a slight increase as productivity and higher volume at Medical Systems, particularly in services, more than offset continuing pricing pressures.


            o ALL OTHER operating profit was somewhat higher on modest increase in revenues over last year, principally as a result of higher licensing revenues.


C. FINANCIAL CONDITION

            With respect to the Condensed Statement of Financial Position, consolidated assets of $249.2 billion at September 30, 1996, were $21.2 billion higher than the $228.0 billion at December 31, 1995.


            GE assets were $59.2 billion at September 30, 1996, an increase of $3.5 billion from December 31, 1995. The increase was principally attributable to additions to other assets ($1.3 billion), an increase in the investment in GECS ($0.8 billion), and higher inventory levels ($0.7 billion). The increase in other assets was attributable to an increase in the prepaid pension asset and numerous other changes, none of which was individually significant. The increase in the investment in GECS resulted from GECS earnings, net of dividends, and the effect of a $0.6 billion after-tax decrease in the market value of GECS investment securities. The rise in inventories reflected normal seasonal increases in a number of GE businesses.


            GECS' assets increased by $18.6 billion from the end of 1995, principally as a result of higher levels of investment securities as well as increases in all other assets, both of which are described below. GECS investment securities increased by $7.2 billion, reflecting the addition of securities held by insurance companies acquired and new investments by various GE Capital businesses, partially offset by decreases in fair value largely associated with an increase in interest rates at September 30, 1996. Other assets increased $4.0 billion, principally as a result of two factors: the addition of investor-directed fund accounts associated with the Life Insurance Company of Virginia acquisition and increased investments in nonconsolidated affiliates. GE Capital's financing receivables, which aggregated $94.6 billion, net of reserves, at the end of the third quarter, were $1.3 billion higher compared with year-end 1995, reflecting new volume in both loans and financing leases partially offset by repayments and a shift in the nature of certain new auto lease volume from financing leases in 1995 to operating leases in 1996. Management believes that GE Capital's allowance for doubtful accounts of $2.6 billion (2.63% of the receivables balance at September 30, 1996 -- the same as year-end 1995) is appropriate given the strength and diversity of the portfolio and current economic circumstances. Property, plant and equipment, principally equipment leased to others, was $2.4 billion higher than at the end of 1995, principally as a result of the shift in auto lease volume previously discussed and new lease volume in aircraft.


            Consolidated liabilities of $216.1 billion at September 30, 1996, were $20.6 billion higher than the year-end 1995 balance of $195.5 billion.


            GE liabilities increased $3.0 billion to $28.7 billion. Total borrowings were $5.3 billion ($3.6 billion short term and $1.7 billion long term) at September 30, 1996, an increase of $1.4 billion from December 31, 1995. The ratio of debt to total capital for GE at the end of September 1996 was 14.9% compared with 11.6% at the end of last year and 17.5% at September 30, 1995. Other current liabilities increased $1.2 billion, principally as a result of higher federal taxes accrued and progress collections.


            GECS' liabilities increased to $188.2 billion, compared with $170.4 billion at the end of 1995, principally as a result of higher insurance reserves and annuity benefits and increases in short-term borrowings. Insurance reserves and annuity benefits increased by $9.2 billion, primarily due to the acquisitions of Life Insurance Company of Virginia and Union Fidelity Life Insurance Company. Short-term borrowings increased by $8.8 billion to $71.6 billion and long-term borrowings decreased by $1.6 billion to $47.2 billion reflecting, in part, a shift from long-term to short-term financing.


            With respect to cash flows, consolidated cash and equivalents were $4.7 billion at September 30, 1996, an increase of $1.9 billion during the first nine months of 1996. Cash and equivalents were $3.2 billion at September 30, 1995, an increase of $0.6 billion since the beginning of the year.


            GE's cash and equivalents were $1.2 billion at September 30, 1996, an increase of $0.3 billion from December 31, 1995. During the first nine months of 1996, cash provided from operating activities increased to $5.4 billion, up from $2.4 billion during the first nine months of last year, reflecting improvements in earnings and working capital, principally in trade receivables and progress collections related to large power generation orders, as well as collections of sundry receivables. Cash used for investing activities ($2.2 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiency. Cash used for financing activities ($2.9 billion) included $2.4 billion for repurchases of the Company's common stock under the share repurchase program and $2.3 billion for dividends paid to share owners, reflecting a 12% increase in the per-share dividend rate compared with the first nine months of last year. The dividends and share repurchases were partially offset by funds provided from a combination of higher borrowings ($1.3 billion) and net dispositions of GE shares from treasury ($0.4 billion).


            GE's cash and equivalents were $1.1 billion at September 30, 1995, a decrease of $0.3 billion from $1.4 billion at December 31, 1994. During the first nine months of 1995, cash from operating activities totaled $2.4 billion, despite the use of (a) $1.5 billion for "all other operating activities," more than half of which was attributable to a reduction in progress collections and
(b) $0.8 billion for normal seasonal increases in inventories. Cash used for investing activities ($0.9 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.8 billion) included $2.5 billion for repurchases of the Company's common stock under the share repurchase program and $2.1 billion for dividends paid to share owners, representing a 14% increase in the per-share dividend rate compared with the first nine months of 1994. Cash used for dividends and share repurchases was, in part, provided from a combination of proceeds from both higher borrowings ($2.5 billion) and net dispositions of GE shares from treasury ($0.3 billion).


            GECS' cash and equivalents increased $1.6 billion during the first nine months of 1996. Cash provided from operating activities totaled $6.4 billion, compared with $6.2 billion for the first nine months of 1995. Cash was used primarily to fund additions to property, plant and equipment, principally equipment that is provided to third parties on operating leases ($4.1 billion); to fund acquisitions of businesses ($2.3 billion), the largest of which were Life Insurance Company of Virginia and Union Fidelity Life Insurance Company; to fund increased investments in nonconsolidated affiliates ($1.4 billion); and to fund additions to financing receivables ($1.0 billion). Cash provided from financing activities resulted primarily from increased borrowings ($6.7 billion) during the first nine months of 1996.


            GECS' cash and equivalents increased $0.9 billion during the first nine months of 1995. Cash was used primarily to fund GE Capital's growth in financing receivables ($7.5 billion); for additions to equipment that is provided to third parties on operating leases ($4.2 billion); and for acquisitions of businesses ($3.2 billion), the largest of which were certain businesses of ITT Financial Corporation, Credit de l'Est (France), Frankona Reinsurance (Germany), Australian Retail Financial Network (Australia), Pallas Group (United Kingdom) and the remaining 50% interest in United Merchants Finance Limited (Hong Kong). Cash provided from operating activities totaled $6.2 billion. Cash provided from financing activities was $9.4 billion, principally the result of increased borrowings during the first nine months of 1995.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

            As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's former Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta Corporation. The complaint sought to clarify and enforce the plaintiffs' claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint names the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged primarily that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta. On March 23, 1993, the Company and Martin Marietta Corporation filed motions to dismiss the complaint on the basis that the complaint does not state any claim upon which relief can be granted as a matter of law. On April 2, 1993, the transfer of the Aerospace business occurred, and on June 7, 1993, the court issued an order denying plaintiffs' request for injunctive relief. On September 26, 1996, the District Court granted defendants' motion to dismiss those claims which were based on allegations that the transfer of plan assets was unlawful, and ordered discovery on the remaining claims.


            The directors are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative and class action (the Cohen action) in New York State Supreme Court, New York County, on September 18, 1996. The suit is based upon the Company's solicitation, in the 1996 proxy statement, of share owner approval of the 1996 Non-Employee Director Stock Option Plan. Under the Plan, which the share owners approved, 3,000 stock options will be granted annually to each of the Company's non-employee directors through 2003. Each annual grant entitles the director, for a period of 10 years from the date of the grant, to purchase 3,000 shares of GE stock from the Company at the market price of GE stock on the date of grant. The suit claims that the options would have an estimated value to the directors on the annual date of grant which should have been disclosed. The suit also claims that the directors breached their fiduciary duties because the 1996 proxy statement did not state that the options would have such an alleged, estimated value to the directors when granted. The suit seeks compensatory damages and invalidation of the Plan and all options granted under the Plan. The Company believes that the options have no value to the directors on the date of grant, that the options will have no value to the directors unless the GE stock price increases above the grant price, and that the 1996 proxy statement contained full and adequate disclosure because, among other things, any reasonable share owner would understand that the value of the options to the non-employee directors would only occur when and if the stock price rises above the grant price. The Company thus believes the claims are without merit and is defending the suit.


ENVIRONMENTAL

            As previously reported, in March 1995, the Environmental Protection Agency stated that it was seeking $300,000 in penalties for alleged violations of the Clean Air Act at the Company's Waterford, New York facility.
In July 1996, the company settled the matter for $60,684.

            As previously reported, in August of 1995 the Georgia Department of Natural Resources issued a draft Corrective Action Consent Order seeking $100,000 in penalties for violations of the Georgia Hazardous Waste Rules at the Company's Rome, Georgia facility. In August, 1996, the company agreed to settle the matter for $100,000 and a plan to address remediation.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits

                  Exhibit 11. Computation of Per Share Earnings.
                  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
                  Exhibit 27. Financial Data Schedule

            b. Reports on Form 8-K during the quarter ended September 30, 1996.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            General Electric Company
                                  (Registrant)


November 14, 1996                       Philip D. Ameen
-----------------                       -------------------------------------
       Date                             Vice President and Comptroller
                                        Duly Authorized Officer and Principal
                                        Accounting Officer