Form 10-K405
period 1996-12-31
GENERAL ELECTRIC CO
filed 1997-03-21
CIK 40545

SECTIONS

Business                                                                      2
Properties                                                                   12
Legal Proceedings                                                            12
Submission of Matters to a Vote of Security Holders                          14
Market for Stock                                                             14
Selected Financial Data                                                      15
Management's Discussion                                                      15
Financial Statements                                                         15
Disagreements                                                                15
Directors and Executive Officers                                             16
Executive Compensation                                                       17
Security Ownership                                                           17
Certain Relationships                                                        17
Exhibits, Financial Statement Schedules                                      17
Signatures                                                                   22
Differences Letter                                                         F-42

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996     Commission file number 1-35
                               -----------------                            ----

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the transition period from ______to ______

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
(Address of principal executive offices)     (Zip Code)          (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                    Name of each exchange on which registered

Common stock, par value                New York Stock Exchange
$0.32 per share                        Boston Stock Exchange


            There were 1,640,183,273 shares of common stock with a par value of $0.32 outstanding at March 2, 1997. These shares, which constitute all of the voting stock of the registrant, had an aggregate market value on March 3, 1997, of $170.6 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                                   ---

DOCUMENTS INCORPORATED BY REFERENCE

            The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 23, 1997, is incorporated by reference in Part III to the extent described therein.

                                     PART I


ITEM 1. BUSINESS

GENERAL

            Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 47 of the 1996 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 27 through 66 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1996 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.


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


            The Company also offers a wide variety of services, including product support services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. The National Broadcasting Company, Inc. (NBC), a wholly-owned subsidiary, is engaged principally in furnishing network television services, in operating television stations, and in providing cable programming and distribution services in the United States, Europe, Asia and Latin America. Through another wholly-owned subsidiary, General Electric Capital Services, Inc.
(GECS), and its two principal subsidiaries, the Company offers a broad array of financial services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, specialty insurance and reinsurance. Other services offered by GECS include satellite communications furnished by its subsidiary, GE Americom, Inc. The Company also licenses patents and provides technical services related to products it has developed, but such activities are not material to the Company.


            In November 1994, GE elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody), the GECS securities broker-dealer, by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, GE received securities of Paine Webber Group Inc. in exchange for certain broker-dealer assets and operations. Principal activities that were discontinued included securities underwriting; sales and trading of equity and fixed income securities; financial futures activities; advisory services for mergers, acquisitions and other corporate finance matters; merchant banking; research services; and asset management. This liquidation has been substantially complete since mid-1995. Kidder, Peabody financial results have been classified as discontinued operations in the 1996 Annual Report to Share Owners and throughout this report.

            Aggressive and able competition is encountered worldwide in virtually all of the Company's business activities. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, it is believed that, in general, GE has a leadership position (i.e., number one or number two) in most major markets served. The NBC Television Network is one of four major national commercial broadcast television networks. It also competes with two newly launched commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.


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


INDUSTRY SEGMENTS

            The Company's operations are highly decentralized. The basic organization of the Company's operations consists of 12 key businesses, which contain management units of differing sizes. For industry segment reporting purposes, the businesses are aggregated by the principal industries in which the Company participates. This aggregation is on a worldwide basis, which means that the operations of multi-industry non-U.S. affiliates are classified by appropriate industry segment.


            Financial information on consolidated industry segments is presented on page 37 of the 1996 Annual Report to Share Owners in two parts: one for GE that includes GECS in the All Other segment on a one-line basis in accordance with the equity method of accounting, and one for GECS as a separate entity. For GE, five of the 12 key businesses (Aircraft Engines, Appliances, Power Systems, Plastics and NBC) represent individual segments (namely, Aircraft Engines, Appliances, Power Generation, Materials and Broadcasting, respectively). Except for "All Other," the remaining businesses are aggregated by the two industry segments in which they participate (Industrial Products and Systems, and Technical Products and Services). The All Other segment consists primarily of GECS' earnings, discussed above, and revenues derived from licensing use of GE technology to others. For GECS, revenues and operating profit are presented separately by the two industry segments in which it conducts its business (Financing and Specialty Insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data.


            Additional financial data and commentary on recent operating results for industry segments are reported on pages 35-39 of the 1996 Annual Report to Share Owners. Further details can be found in note 28 (pages 62 and 63 of that Report) to the consolidated financial statements. These data and comments are for General Electric Company's continuing operations, except as otherwise indicated, and should be referred to in conjunction with the summary description of each of the industry segments which follows.


AIRCRAFT ENGINES

            Aircraft Engines (8.0%, 8.7% and 9.5% of consolidated revenues in 1996, 1995 and 1994, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced by CFMI, a company jointly owned by

GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series and the new 737-600X/-700/-800 series; Airbus Industrie's A319, A320, A321 and A340 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747 and 767 series, Airbus Industrie's A300, A310 and A330 series, and McDonnell Douglas' DC-10 and MD-11 series. The GE90 engine, which was certified by the Federal Aviation Administration in February 1995, is used to power Boeing's new 777 series twin-engine aircraft. The Company also produces jet engines for executive aircraft and regional commuter aircraft, and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. Maintenance and repair services are provided for many models of engines, including engines manufactured by competitors. In 1996, the Company further expanded its services operations through the acquisition of Celma, an engine overhaul operation in Brazil.


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


            In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1.5 billion at year-end 1996, and had entered into commitments totaling $1.6 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances or guaranteed amounts at December 31, 1996.


            For current information about Aircraft Engines orders and backlog, see page 35 of the 1996 Annual Report to Share Owners.


APPLIANCES

            Appliances (8.1%, 8.5% and 9.9% of consolidated revenues in 1996, 1995 and 1994, respectively) manufactures and/or markets a single class of product - major appliances - that includes refrigerators, electric and gas ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, and room air conditioning equipment. These are sold under GE, Hotpoint, RCA, Monogram and Profile brands as well as under private brands for retailers and others. GE microwave ovens and room air conditioners are mainly sourced from Asian suppliers while investment in Company-owned U.S. facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. service network that supports its appliance business.


            Appliances continues to increase its operating presence in the global business arena and participates in numerous manufacturing and distribution joint ventures around the world. In 1996, the business acquired a 73% interest in DAKO S.A., Brazil's leading gas range manufacturer.

            Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is cost; considerable competitive emphasis is placed on minimizing manufacturing and distribution costs and on reducing cycle time from order to product delivery. Other significant factors include brand recognition, quality, features offered, innovation, customer responsiveness and appliance service capability. A number of processes, such as Quick Response, New Product Introduction and Quick Market Intelligence, have been implemented to improve GE's competitiveness in these areas. For example, the Six Sigma quality initiative will reduce waste, improve the quality of the product, and enable the business to provide better service. The business has also worked closely with its supplier network to reduce material costs. In 1996, the business broadened its high-end product offering with the introduction of the GE Monogram Collection(trademark), a group of professional-style, stainless steel appliances. A number of innovative products were also added to the GE Profile line, including the 24-cubic-foot "Built in Style" refrigerator and the GE Profile 4300 Series dishwasher.


BROADCASTING

            Broadcasting (6.6% of consolidated revenues in 1996, 5.6% in 1995 and 1994) consists primarily of the National Broadcasting Company (NBC). NBC's principal businesses are the furnishing within the United States of network television services to affiliated television stations, the production of live and recorded television programs, the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations, the operation of seven cable/satellite networks around the world, and investment and programming activities in multimedia and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 200 affiliated stations within the United States. At December 31, 1996, NBC owned and operated 11 VHF and UHF television stations located in Chicago; Los Angeles; Miami; New York; Philadelphia; San Diego; Washington, D.C.; Birmingham, Ala.; Columbus, Ohio; Providence, R.I.; Raleigh-Durham, N.C. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through its ownership of CNBC, NBC Super Channel, and CNBC Asia, as well as equity investments in Arts and Entertainment, Court TV, American Movie Classics, Bravo, Prime Network and regional Sports Channels across the United States. In 1996, NBC and Microsoft Corporation entered into a joint venture that provides information to users through two separate but related sources: MSNBC Cable, a 24-hour news and information cable channel; and MSNBC Interactive, a comprehensive interactive on-line news and information service. NBC contributed the assets of America's Talking and NBC Desktop to the joint ventures. In 1995, NBC launched NBC Digital Publishing, which publishes CD-ROMs, and NBC Online Ventures, which establishes news, sports and entertainment sites on the World Wide Web and Microsoft Network. In 1995, NBC launched CNBC Asia, the first 24-hour business news channel to be broadcast live from three continents. Also in 1995, NBC secured United States television rights to the 2000, 2002, 2004, 2006 and 2008 Olympics. Further, NBC completed a transaction with CBS, Inc. (CBS) that involved an exchange of the assets of NBC's Denver station for the assets of the CBS station in Philadelphia, as well as an exchange of signals and transmitters in Miami. The transaction also involved the sale to CBS of NBC's station in Salt Lake City.


INDUSTRIAL PRODUCTS AND SYSTEMS

            Industrial Products and Systems (13.1%, 14.6% and 15.6% of consolidated revenues in 1996, 1995 and 1994, respectively) encompasses lighting products, electrical distribution and control equipment, transportation systems, motors and industrial systems, industrial automation products and GE Supply. No "similar" class of products or services within the segment approached 10% of any year's consolidated revenues during the three years ended December 31, 1996. Customers for many of these products and services include electrical distributors, original equipment manufacturers and industrial end users.

            Lighting includes a wide variety of lamps - incandescent, fluorescent, high intensity discharge, halogen and specialty - as well as outdoor lighting fixtures, wiring devices and quartz products. Markets and customers are global. In 1996, the business acquired the remaining interest in GE Apar Lighting Private Ltd., in India, increased its ownership interest in GE Jiabao Lighting Co., Inc., a 1994 joint venture in China, and acquired PT Sinar Baru Electric in Indonesia. Previously in 1995, the Lighting business had acquired from its partner the remaining interest in P.T. GE Angkasa Lighting. Lighting purchased Focos S.A. in Mexico and Lindner Licht GmbH in Germany in 1994. Customers for lighting products are extremely diverse, ranging from household consumers to commercial and industrial end users and original equipment manufacturers.


            Electrical Distribution and Control includes power delivery and control products such as circuit breakers, transformers, electricity meters, relays, capacitors and arresters sold for installation in commercial, industrial and residential facilities. In 1995, to bolster European sales and global competitiveness, Electrical Distribution and Control (ED&C) acquired the low voltage business of AEG, a European manufacturer. Also in 1995, GE acquired the remaining interest in the GE Power Controls joint venture in Europe and Multilin, a leading manufacturer of electronics in Canada.


            Transportation Systems includes locomotives, transit propulsion and control equipment, motorized wheels for off-highway vehicles such as those used in mining operations, motors for drilling devices and parts and service for the foregoing. Locomotives are sold worldwide, principally to railroads, while customers for other products include state and urban transit authorities and industrial users. In 1995, the business formed a joint venture with Harris Corporation, GE-Harris Railway Electronics, L.L.C., that will expand its market focus to include communications and logistics systems for locomotive, train and fleet control. In 1994, the business began production of its alternating current
(AC) locomotives. More than 800 of the 4,400 horsepower AC units are now in service on three railroads. A new 6,000 horsepower AC unit has been developed and several pre-production units were provided to customers for testing during 1996. For further information about Transportation Systems orders and backlog, see page 36 of the 1996 Annual Report to Share Owners.


            Motors and Industrial Systems includes electric motors and related products, engineering services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets. Electrical and electronic industrial automation products, including drive systems, are customized controls and drives for metal and paper processing, mining, utilities and marine applications. Engineering services include management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Motor products are used within GE and also are sold externally. In 1995, GE formed a joint venture with Fuji Electric of Japan to jointly pursue global sales of standard drives. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. Through a 50-50 joint venture (GE Fanuc Automation Corporation) which has two operating subsidiaries (one in North America and the other in Europe), GE offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls.


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


            Electrical distribution and control equipment is sold to distributors, electrical contractors, large industrial users and original equipment manufacturers. Demand is affected principally by levels of (and cycles in) residential and non-residential construction as well as domestic industrial plant and equipment expenditures. Competitors include other large manufacturers, with international competition increasing.


            In transportation systems, demand is historically cyclical. There is strong worldwide competition from major firms engaged in the sale of transportation equipment.


            External sales of motors and related products are principally to manufacturers of original equipment, distributors and industrial users. Competition includes other motor and component producers, integrated manufacturers and customers' own in-house capability. Demand for these products is price competitive, putting emphasis on economies of scale and manufacturing technology. Other market factors include energy-driven technological changes and the cyclical nature of consumer demand. Competition in industrial automation is intense and comes from a number of U.S. and international sources.


MATERIALS

            Materials (8.2%, 9.5% and 9.5% of consolidated revenues in 1996, 1995 and 1994, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, major appliance parts and construction materials. Products also include ABS resins, silicones, superabrasives and laminates. Market opportunities for many of these products are created by substituting resins for other materials, which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. In 1996, the business completed the first stage of its new polycarbonate manufacturing facility in Spain. The plant, which is scheduled to be completed in 1998, will add capacity of 130,000 tons per year. In the United States, the business added capacity of 50,000 tons of polycarbonate per year at its Burkeville, Alabama site.


            The materials business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, as well as other functionally equivalent, materials. The business is cyclical and is subject to variations in price and in the availability of raw materials, such as cumene, benzene and methanol. Adequate capacity to satisfy growing demand and anticipation of new product or material performance requirements are key factors affecting competition.


POWER GENERATION

            Power Generation (9.2%, 9.3% and 9.9% of consolidated revenues in 1996, 1995 and 1994, respectively) serves utility, industrial and governmental customers worldwide with products for the generation of electricity, with related installation, engineering and repair services and with environmental systems. Worldwide competition continues to be intense. For information about orders and backlog, see page 36 of the 1996 Annual Report to Share Owners. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. In 1994, the business acquired an 81% interest in Nuovo Pignone, an Italian energy equipment manufacturer, further strengthening its position in Europe, North Africa, the Middle East and Asia. Steam turbine-generators are sold to the electric utility industry, to the U.S. Navy and, for cogeneration, to private industrial customers. Marine steam turbines also are sold to the U.S. Navy. Nuclear reactors and fuel and support services for both new and installed boiling water reactors are also a part of this segment. There have been no nuclear power plant orders in the United States since the mid-1970s. The business is currently participating in the construction of nuclear power plants in Japan and Taiwan. The business continues to invest in advanced technology development and to focus its resources on refueling and servicing its installed boiling-water reactors.


            As discussed in the previous paragraph, there is intense worldwide competition for power generation products and services. Demand for most power generation products and services is worldwide and as a result is sensitive to the economic and political environment of each country in which the business participates. In the United States, demand for power generation equipment is sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of petroleum and related prices has a large impact on power generation demand.


TECHNICAL PRODUCTS AND SERVICES

            Technical Products and Services (5.9%, 6.3% and 7.1% of consolidated revenues in 1996, 1995 and 1994, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.


            Medical Systems include magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment and supporting services sold to hospitals and medical facilities worldwide. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions and joint ventures continue to expand GE Medical Systems' global activities. In 1995, the business expanded its service offerings by entering into an agreement with Columbia/HCA, the largest multi-hospital system in the United States, to manage all of its diagnostic imaging equipment service. In 1996, the range of services provided under the agreement was expanded to include biomedical equipment service.


            Business-to-business electronic commerce solutions are provided to over 40,000 trading partners around the world by GE Information Services (GEIS). Its global networked based solutions include Electronic Data Interchange and messaging services, Internet, intranet and systems integration services, and a line of applications that help customers to lower their costs, reduce cycle times, and improve quality in purchasing, logistics, and supplier and distribution channel management. In May 1994, Ameritech Corporation, a leading telecommunications company, invested $472 million in GEIS that is intended to convert to a 30% equity position in that business in the near future.


            Serving a range of customers with special needs (which are rapidly changing in areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or service operations. Technological competence and innovation, excellence in design, high product performance, quality of service and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, demands on health care providers to control costs have become much more important. Medical Systems is responding with cost-effective technologies that improve operating efficiency and clinical productivity. See page 36 of the 1996 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems' products.

ALL OTHER GE

            All Other GE consists mostly of earnings of and investment in GECS, a wholly-owned consolidated affiliate, which is accounted for on a one-line basis in accordance with the equity method of accounting. Other ongoing operations (0.4% of consolidated revenues in 1996, 1995 and 1994) mainly involve licensing the use of GE technology and patents to others. A separate discussion of segments within GECS appears below.


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


            For industry segment purposes, Financing (30.0%, 27.2% and 24.8% of consolidated revenues in 1996, 1995 and 1994, respectively) includes the financing and consumer savings and insurance operations of GE Capital; Specialty Insurance (11.3%, 10.6% and 8.2% of consolidated revenues in 1996, 1995 and 1994, respectively) consists of the activities of GIH as well as the activities of other insurance entities discussed on page 63 of the 1996 Annual Report to Share Owners; and All Other represents GECS corporate activities not identifiable with specific industry segments.


Additional information follows.

            Financing activities of GE Capital are summarized below. Very little of the financing provided by GE Capital involves products that are manufactured by GE.


            o CONSUMER SERVICES -- private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and consumer savings and insurance services.


            o SPECIALIZED FINANCING -- loans and financing leases for major capital assets, including industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buyouts, including those with high leverage, and corporate recapitalizations.


            o EQUIPMENT MANAGEMENT -- leases, loans, and asset management services, including sales, for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.


            o MID-MARKET FINANCING -- loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.


            GE Capital continues to experience broad growth from both internal sources and through acquisitions. In 1996, GE Capital's equipment management operations acquired Ameridata Technologies Inc., an international provider of distributed computer products and services as well as business and technology consulting services, and CompuNet Computer AG, a provider of distributed computing and communications technologies based in Germany. Also in 1996, GE Capital's consumer services operations acquired the Life Insurance Company of

Virginia and First Colony Corporation, further expanding and enhancing its offerings of life insurance and annuity products. In 1995, consumer services acquired SOVAC SA and Credit de l'Est (France), the Australian Retail Financial Network (Australia), the Pallas Group (United Kingdom), and the purchase of the remaining interest in United Merchants Finance Ltd. (Hong Kong). In 1994, consumer services established operations in Japan with the acquisition of the consumer financing business of Minebea Co., Ltd., which provides a variety of consumer financial products and services, including consumer credit cards, home improvement loans, educational loans and collections. Consumer services operations also acquired Harcourt General's insurance businesses, which underwrite individual life, health, accident and credit insurance annuities. Mid-market financing acquired Northern Telecom Finance Corporation, which provides financing to Northern Telecom's customers and dealers.


            GE Capital's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. GECS' international operations are also subject to regulation in their respective jurisdictions. To date, such regulations have not had a material adverse effect on GE Capital's operations or profitability. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission.


            On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1996, 1995 and 1994, respectively, were 1.53, 1.51 and 1.63, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and such redemption were to cause the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.


            Specialty Insurance includes GIH which, together with its affiliates, writes substantially all lines of reinsurance, and other insurance activities of GE Capital. ERC, GIH's principal affiliate, together with its subsidiaries, reinsures property and casualty risks written by more than 1,000 insurers around the world, and also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, errors and omissions coverage for insurance and real estate agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance, and provide reinsurance brokerage services. GIH also is engaged in the reinsurance of traditional life insurance products, including term, whole and universal life, annuities, group long term health products and the provision of financial reinsurance to life insurers. In 1995, GIH, through its ERC affiliate, acquired a majority of two German reinsurance businesses, Frankona Reinsurance Group and Aachen Reinsurance Group, both located in Germany. These businesses together with other ERC affiliates located in Denmark and the United Kingdom write property and casualty and life reinsurance, principally in Europe and elsewhere throughout the world. In December 1994, certain life and property and casualty affiliates of GE Capital were transferred to ERC. These affiliates had been managed by ERC since 1986. GIH and certain U.S. affiliates are licensed in all states of the United States, the District of Columbia, certain provinces of Canada and in other jurisdictions. The other insurance activities of GECS consist of GE Capital affiliates that provide various forms of insurance. Financial Guaranty Insurance Company provides financial guaranty insurance, principally on municipal bonds and structured finance issues. GE Capital's mortgage insurance operations are engaged in providing primary and, on a limited basis, pooled private mortgage insurance. Other affiliates provide creditor insurance for international retail borrowers and, for GE Capital customers, credit life and certain types of property and casualty insurance. In 1996, GE Capital acquired Union Fidelity Life Insurance Company, a leader in partnership marketing of domestic life and health insurance products. Businesses in the Specialty Insurance segment are generally subject to regulation by various insurance regulatory agencies.


GEOGRAPHIC SEGMENTS, EXPORTS FROM THE U.S. AND TOTAL INTERNATIONAL OPERATIONS

            Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 29 to consolidated financial statements on page 64 of the 1996 Annual Report to Share Owners.


            Additional financial data about GE's exports from the U.S. and total international operations are on page 40 of the 1996 Annual Report to Share Owners.


ORDERS BACKLOG

            See pages 35, 36 and 44 of the 1996 Annual Report to Share Owners for information about GE's backlog of unfilled orders.


RESEARCH AND DEVELOPMENT

            Total expenditures for research and development were $1,886 million in 1996. Total expenditures had been $1,892 million in 1995 and $1,741 million in 1994. Of these amounts, $1,421 million in 1996 was GE-funded ($1,299 million in 1995 and $1,176 million in 1994); and $465 million in 1996 was funded by customers ($593 million in 1995 and $565 million in 1994), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both Company and customer funds. Other significant expenditures of Company and customer research and development funds were made by Medical Systems, Power Systems, and Plastics.


            Approximately 7,700 person-years of scientist and engineering effort were devoted to research and development activities in 1996, with about 82% of the time involved primarily in GE-funded activities.


ENVIRONMENTAL MATTERS

             See pages 44 and 58 of GE's 1996 Annual Report to Share Owners for a discussion of environmental matters.


EMPLOYEE RELATIONS

            At year-end 1996, General Electric Company and consolidated affiliates employed 239,000 persons, of whom approximately 155,000 were in the United States. For further information about employees, see page 45 of the 1996 Annual Report to Share Owners.


            Approximately 38,500 GE manufacturing, engineering and service employees in the United States are represented for collective bargaining purposes by a total of approximately 170 different local collective bargaining groups. A majority of such employees is represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE-AFL-CIO). During 1994, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 1997. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term of three to four years.


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


            About 3% of consolidated revenues in 1996 (4% of GE revenues) were from sales of goods and services to agencies of the U.S. government, which is the Company's largest single customer. About 2% of consolidated revenues in 1996 (3% of GE revenues) were defense-related sales of aircraft engine goods and services. In 1995, about 3% of consolidated revenues (4% of GE revenues) were from sales of goods and services to agencies of the U.S. government. About 2% of consolidated revenues in 1995 (3% of GE revenues) were defense-related sales of aircraft engine goods and services. In 1994, about 4% of consolidated revenues (5% of GE revenues) were from sales of goods and services to agencies of the U.S. government. About 3% of consolidated revenues in 1994 (4% of GE revenues) were defense-related sales of aircraft engine goods and services.


ITEM 2. PROPERTIES

            Manufacturing operations are carried on at approximately 136 manufacturing plants located in 30 states in the United States and Puerto Rico and at some 124 manufacturing plants located in 25 other countries.


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


            As previously reported, the directors (other than Messrs. Calloway, Gonzalez, Nunn, Opie, Penske and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. The defendants' time for responding to the amended complaint has been extended until 30 days following the completion of discovery. The defendants believe the plaintiffs' claims are without merit.


            As previously reported, following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission ("SEC"), the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations relating to the false trading profits. On January 9, 1996, the SEC initiated administrative enforcement proceedings against the former head of Kidder's government securities trading desk, Joseph Jett, alleging that he engaged in securities fraud and other violations and against two of his former supervisors for failure to supervise. Also, two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors (other than Messrs. Dammerman, Nunn, Opie and Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief. Both suits were consolidated in an amended complaint filed on March 6, 1995. On May 19, 1995, the Company and the director defendants moved to dismiss the amended consolidated complaint for failure to make a pre-litigation demand, among other reasons. On April 16, 1996, the court dismissed the amended consolidated complaint for failure to make a pre-litigation demand, and that decision has been appealed. In addition, various shareholders of the Company have filed two purported class action suits claiming that the Company and Kidder, and certain of Kidder's former officers and employees, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993. The defendants filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against the Company, but denied the motion to dismiss the complaint against Kidder. On November 3, 1995, the plaintiffs in the case against the Company appealed the trial court's dismissal of their complaint to the Second Circuit Court of Appeals, which affirmed the lower court decision.

            The directors, other than Mr. Nunn, are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative and class action (the Cohen action) in New York State Supreme Court, New York County, on September 18, 1996. The suit is based upon the Company's solicitation, in the 1996 proxy statement, of share owner approval of the 1996 Non-Employee Director Stock Option Plan. Under the Plan, which the share owners approved, 3,000 stock options will be granted annually to each of the Company's non-employee directors through 2003. Each annual grant entitles the director, for a period of 10 years from the date of the grant, to purchase 3,000 shares of GE stock from the Company at the market price of GE stock on the date of grant. The suit claims that the options would have an estimated value to the directors on the annual date of grant which should have been disclosed. The suit also claims that the directors breached their fiduciary duties because the 1996 proxy statement did not state that the options would have such an alleged, estimated value to the directors when granted. The suit seeks compensatory damages and invalidation of the Plan and all options granted under the Plan. The Company believes that the options have no value to the directors on the date of grant, that the options will have no value to the directors unless the GE stock price increases above the grant price, and that the 1996 proxy statement contained full and adequate disclosure because, among other things, any reasonable share owner would understand that the value of the options to the non-employee directors would only occur when and if the stock price rises above the grant price. The Company thus believes the claims are without merit and is defending the suit.


ENVIRONMENTAL

            As previously reported, in April 1996, the Environmental Protection Agency filed an action and stated that it was seeking $300,000 in penalties for the Company's failure to adequately respond to an Agency information request in 1994. In December, 1996, the Company settled the matter for $95,000.


            As previously reported, in January 1995, the Louisiana Department of Environmental Quality announced that it was seeking a penalty of $101,884 for alleged violations of its Groundwater Protection Act at the Company's New Orleans, Louisiana facility. In January, 1997, the Company settled the matter for a $70,000 Supplemental Environmental Project.


            It is the view of management that none of the above described proceedings will have a material effect on the Company's consolidated earnings, liquidity or competitive position.


            For further information regarding environmental matters, see pages 44 and 58 of GE's 1996 Annual Report to Share Owners.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

            With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on certain foreign exchanges, including The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

   ---------------------------------------------------------------------------
                                               Common stock market price
   ---------------------------------------------------------------------------
                                                                     Dividends
   (In dollars)                              High           Low       declared
   ---------------------------------------------------------------------------

   1996
        Fourth quarter                     $106 1/8      $90 1/2          $.52
        Third quarter                        92           77 7/8           .46
        Second quarter                       88 1/8       74 1/8           .46
        First quarter                        80 1/2       69 1/2           .46
   1995
        Fourth quarter                      $73 1/8      $61              $.46
        Third quarter                        64 5/8       56 3/8           .41
        Second quarter                       59 1/4       53 3/8           .41
        First quarter                        56           49 7/8           .41
   ---------------------------------------------------------------------------


            As of December 31, 1996, there were about 493,000 share owner accounts of record.



ITEM 6. SELECTED FINANCIAL DATA

            Reported as data for revenues; earnings from continuing operations; earnings from continuing operations per share; earnings (loss) from discontinued operations; effect of accounting change; net earnings; net earnings per share; dividends declared; dividends declared per share; long-term borrowings; and total assets of continuing operations appearing on page 45 of the Annual Report to Share Owners for the fiscal year ended December 31, 1996.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Reported on pages 34-36 and 38-44 (and graphs on pages 27, 34, 35, 38, 39, 40, 41, 42, 43 and 44) of the Annual Report to Share Owners for the fiscal year ended December 31, 1996.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See index under item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

            Executive Officers of the Registrant (As of March 21, 1997)

                                                                                             Date assumed
                                                                                             Executive Officer
Name                            Position                                       Age           position
--------------------------------------------------------------------------------------------------------------
John F. Welch, Jr.              Chairman of the Board and Chief
                                      Executive Officer                         61           April 1981
Philip D. Ameen                 Vice President and Comptroller                  48           April 1994
James R. Bunt                   Vice President and Treasurer                    55           January 1993
David L. Calhoun                Vice President, GE Transportation Systems       39           June 1995
William J. Conaty               Senior Vice President, Human Resources          51           October 1993
David M. Cote                   Senior Vice President, GE Appliances            44           June 1996
Dennis D. Dammerman             Senior Vice President, Finance, and
                                      Chief Financial Officer                   51           March 1984
Lewis S. Edelheit               Senior Vice President, Research and
                                      Development                               54           November 1992
Paolo Fresco                    Vice Chairman of the Board and Executive
                                      Officer                                   63           October 1987
Benjamin W. Heineman, Jr.       Senior Vice President, General Counsel
                                      and Secretary                             53           September 1987
Jeffrey R. Immelt               Senior Vice President, GE Medical Systems       41           January 1997
William J. Lansing              Vice President, Business Development            38           October 1996
W. James McNerney, Jr.          Senior Vice President, GE Lighting              47           January 1992
Eugene F. Murphy                Senior Vice President, GE Aircraft Engines      61           October 1986
Robert L. Nardelli              Senior Vice President, GE Power Systems         48           February 1992
Robert W. Nelson                Vice President, Financial Planning
                                      and Analysis                              56           September 1991
John D. Opie                    Vice Chairman of the Board and Executive
                                      Officer                                   59           August 1986
Gary M. Reiner                  Senior Vice President, Chief Information
                                      Officer                                   42           January 1991
Gary L. Rogers                  Senior Vice President, GE Plastics              52           December 1989
James W. Rogers                 Vice President, GE Motors and
                                      Industrial Systems                        46           May 1991
Lloyd G. Trotter                Vice President, GE Electrical Distribution
                                      and Control                               51           November 1992

            All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected.


            All Executive Officers have been executives of GE for the last five years except Lewis S. Edelheit and William J. Lansing. Dr. Edelheit, who was an employee of GE from 1969 through 1985, was President and CEO of Quantum Medical Systems, Inc. (Quantum) from 1986 to August 1991, and thereafter Manager - Electronic Systems Research Center, GE Corporate Research and Development Laboratory, until November 1992. Quantum is a venture capital-backed medical ultrasound company that was acquired by Siemens A.G. in July 1990. Mr. Lansing joined GE from Prodigy, Inc., where he was Chief Operating Officer. Prior to joining Prodigy in January of 1996, he had been with McKinsey & Company for nine years, most recently as a partner in the Stamford, Conn., office where his experience encompassed a variety of industries with a particular concentration in communications and technology. He also has practiced securities law at Davis Polk & Wardwell.


            The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 23, 1997.



ITEM 11. EXECUTIVE COMPENSATION

            Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Appreciation Rights and Stock Options" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 23, 1997.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 23, 1997.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 23, 1997.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1996.

                                                                   Annual          10-K
                                                                   Report          Report
                                                                   Page(s)         Page(s)
                                                                   -------         -------
              Statement of earnings for the years
                  ended December 31, 1996, 1995 and 1994           28              F-2
              Statement of financial position at
                  December 31, 1996 and 1995                       30              F-4
              Statement of cash flows for the years
                  ended December 31, 1996, 1995 and 1994           32              F-6
              Independent Auditors' Report                         46              F-20
              Other financial information:
                  Notes to consolidated financial
                    statements                                     47-66           F-21 to F-40
                  Industry segment information                     35-37           F-9 to F-11
                                                                   62-63           F-36 to F-37
                  Geographic segment information                   64              F-38
                  Operations by quarter (unaudited)                66              F-40

         (a)2. Financial Statement Schedule for General Electric Company and consolidated affiliates.


                Schedule                                                   Page
                --------                                                   ----

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

                      (c) General Electric Supplementary Pension Plan, as amended effective July 1, 1991. (Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.)

                      (d) Amendment to General Electric Supplementary Pension Plan dated May 22, 1992. (Incorporated by reference to Exhibit 10(d) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

                      (e) Amendment to General Electric Supplementary Pension Plan, dated September 10, 1993. (Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

                      (f) Amendment to General Electric Supplementary Pension Plan, dated July 1, 1994. (Incorporate by reference to Exhibit of the same number to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1994.)

                      (g) General Electric Deferred Compensation Plan for Directors, as amended May 25, 1990. (Incorporated by reference to Exhibit 10(f) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

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

                      (j) General Electric Supplemental Life Insurance Program, as amended February 8, 1991. (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

                      (k) General Electric Directors' Retirement and Optional Life Insurance Plan. (Incorporated by reference to Exhibit 10(j) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986.)

                      (l) General Electric 1987 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987.)

                      (m) General Electric 1989 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 26, 1989.)

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

                      (t) General Electric 1996 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 24, 1996.)

                      (u) General Electric 1995 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1995.)

                      (v)     General Electric 1996 Executive Deferred Salary
                              Plan.*

                      (w) Employee and Post-Retirement Consulting Agreement Between General Electric Company and John F. Welch, Jr.*

                (11)  Statement re Compilation of Per Share Earnings.*


                (12)  Computation of Ratio of Earnings to Fixed Charges.*


                (21)  Subsidiaries of Registrant.*

                (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-29024, 33-3908, 33-35922, 33-44593, 33-39596, 33-39596-01,
                      33-47085,   33-50639, 33-61029, 33-61029-01), on Form S-4
                      (Registration No. 333-01947) and on Form S-8
                      (Registration Nos. 33-2-84145, 33-35922, 33-47500,
                      33-49053, and 333-01953).*

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


                * Filed electronically herewith.


         (b)    Reports on Form 8-K during the quarter ended December 31, 1996.


                Form 8-K Current Report (Item 5) dated December 20, 1996, announced that on December 19, 1996, GE's Board of Directors voted to increase the Company's quarterly dividend, and to increase and extend its share repurchase program. The Board also recommended a two-for-one split of GE stock, a proposal that will be voted upon at the 1997 Annual Meeting of Share Owners to be held on April 23, 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1996, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 21st day of March 1997.


                                                  General Electric Company
                                                         (Registrant)



                                              By  Dennis D. Dammerman
                                                  Senior Vice President-Finance
                                                  (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signer                       Title                      Date
         ------                       -----                      ----

Dennis D. Dammerman
Senior Vice President - Finance       Principal Financial        March 21, 1997
                                         Officer

Philip D. Ameen
Vice President and Comptroller        Principal Accounting       March 21, 1997
                                         Officer

John F. Welch, Jr.*                   Chairman of the Board of Directors
                                         (Principal Executive Officer)

D. Wayne Calloway*                    Director
Dennis D. Dammerman*                  Director
Paolo Fresco*                         Director
Robert E. Mercer*                     Director
Sam Nunn*                             Director
John D. Opie*                         Director
Roger S. Penske*                      Director
Barbara Scott Preiskel*               Director
Douglas A. Warner III*                Director


A majority of the Board of Directors


*By  Benjamin W. Heineman, Jr.
     Attorney-in-fact
     March 21, 1997

(ANNUAL REPORT PAGES)

ANNUAL REPORT PAGE 27

================================================================================
FINANCIAL SECTION

      CONTENTS

46    INDEPENDENT AUDITORS' REPORT

      AUDITED FINANCIAL STATEMENTS

28    Earnings
30    Financial Position
32    Cash Flows
47    Notes to Consolidated Financial Statements

      MANAGEMENT'S DISCUSSION
34    Operations
34       Consolidated Operations
34       GE Operations
35          Industry Segments
38       GECS Continuing Operations
40       International Operations
41    Financial Resources and Liquidity
44    Selected Financial Data
46    Financial Responsibility



                                 [CHART HERE]
CONSOLIDATED REVENUES
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------

                       $53.051     $55.701     $60.109     $70.028   $79.179
-----------------------------------------------------------------------------


                                 [CHART HERE]

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
BEFORE ACCOUNTING CHANGE
-----------------------------------------------------------------------------
(In dollars)              1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                         $2.41       $2.45       $3.46       $3.90     $4.40
-----------------------------------------------------------------------------


                                 [CHART HERE]
DIVIDENDS PER SHARE
-----------------------------------------------------------------------------
(In dollars)              1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                         $1.16      $1.305       $1.49       $1.69     $1.90
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 28

================================================================================
STATEMENT OF EARNINGS

                                                                          General Electric Company
                                                                        and consolidated affiliates
                                                                      --------------------------------
For the years ended December 31 (In millions)                             1996        1995        1994
-----------------------------------------------------------------     ---------------------------------
REVENUES
   Sales of goods                                                     $ 34,180    $ 33,157    $ 30,740
   Sales of services                                                    11,791       9,733       8,803
   Other income (note 3)                                                   638         752         793
   Earnings of GECS from continuing operations                            --          --          --
   GECS revenues from operations (note 4)                               32,570      26,386      19,773
                                                                      --------    --------     -------
     Total revenues                                                     79,179      70,028      60,109
                                                                      --------    --------     -------
COSTS AND EXPENSES (note 5)
   Cost of goods sold                                                   24,578      24,288      22,748
   Cost of services sold                                                 8,293       6,682       6,214
   Interest and other financial charges                                  7,904       7,286       4,949
   Insurance losses and policyholder and annuity benefits                6,678       5,285       3,507
   Provision for losses on financing receivables (note 8)                1,033       1,117         873
   Other costs and expenses                                             19,618      15,429      12,987
   Minority interest in net earnings of consolidated
     affiliates                                                            269         204         170
                                                                      --------    --------     -------
     Total costs and expenses                                           68,373      60,291      51,448
                                                                      --------    --------     -------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 10,806       9,737       8,661
Provision for income taxes (note 9)                                     (3,526)     (3,164)     (2,746)
                                                                      --------    --------     -------
EARNINGS FROM CONTINUING OPERATIONS                                      7,280       6,573       5,915
LOSS FROM DISCONTINUED OPERATIONS (NOTE 2)                                --          --        (1,189)
                                                                      --------    --------     -------
NET EARNINGS                                                          $  7,280    $  6,573    $  4,726
                                                                      ========    ========    ========
-----------------------------------------------------------------     ---------------------------------
NET EARNINGS PER SHARE (in dollars)
Continuing operations                                                 $   4.40    $   3.90    $   3.46
Discontinued operations                                                   --          --         (0.69)
                                                                      --------    --------     -------
Net earnings per share                                                $   4.40    $   3.90    $   2.77
                                                                      ========    ========    ========
-----------------------------------------------------------------     ---------------------------------
DIVIDENDS DECLARED PER SHARE (in dollars)                             $   1.90    $   1.69    $   1.49

-------------------------------------------------------------------------------------------------------

The notes to  consolidated  financial  statements on pages 47-66 are an integral part of this statement.

ANNUAL REPORT PAGE 29

                                                                             GE                                 GECS
                                                            ----------------------------------  --------------------------------
For the years ended December 31 (In millions)                   1996        1995        1994       1996        1995        1994
------------------------------------------------------      ----------------------------------   -------------------------------
REVENUES
   Sales of goods                                           $ 34,196    $ 33,177    $ 30,767    $   --      $   --      $   --
   Sales of services                                          11,923       9,836       8,863        --          --          --
   Other income (note 3)                                         629         753         783        --          --          --
   Earnings of GECS from continuing operations                 2,817       2,415       2,085        --          --          --
   GECS revenues from operations (note 4)                       --          --          --        32,713      26,492      19,875
                                                            --------    --------    --------    --------    --------    --------
     Total revenues                                           49,565      46,181      42,498      32,713      26,492      19,875
                                                            --------    --------    --------    --------    --------    --------
COSTS AND EXPENSES (note 5)
   Cost of goods sold                                         24,594      24,308      22,775        --          --          --
   Cost of services sold                                       8,425       6,785       6,274        --          --          --
   Interest and other financial charges                          595         649         410       7,326       6,661       4,545
   Insurance losses and policyholder and annuity benefits       --          --          --         6,678       5,285       3,507
   Provision for losses on financing receivables (note 8)       --          --          --         1,033       1,117         873
   Other costs and expenses                                    6,274       5,743       5,211      13,461       9,769       7,862
   Minority interest in net earnings of consolidated
     affiliates                                                  102          64          31         167         140         139
                                                            --------    --------    --------    --------    --------    --------
     Total costs and expenses                                 39,990      37,549      34,701      28,665      22,972      16,926
                                                            --------    --------    --------    --------    --------    --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        9,575       8,632       7,797       4,048       3,520       2,949
Provision for income taxes (note 9)                           (2,295)     (2,059)     (1,882)     (1,231)     (1,105)       (864)
                                                            --------    --------    --------    --------    --------    --------
EARNINGS FROM CONTINUING OPERATIONS                            7,280       6,573       5,915       2,817       2,415       2,085
LOSS FROM DISCONTINUED OPERATIONS (NOTE 2)                      --          --        (1,189)       --          --        (1,189)
                                                            --------    --------    --------    --------    --------    --------
NET EARNINGS                                                $  7,280    $  6,573    $  4,726    $  2,817    $  2,415    $    896
                                                            ========    ========    ========    ========    ========    ========

--------------------------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies.  Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 28.

ANNUAL REPORT PAGE 30

================================================================================
STATEMENT OF FINANCIAL POSITION

                                                                                 General Electric Company
                                                                               and consolidated affiliates
                                                                               ---------------------------
At December 31 (In millions)                                                            1996         1995
-----------------------------------------------------------------------        ---------------------------
ASSETS
Cash and equivalents                                                               $   4,191    $   2,823
Investment securities (note 10)                                                       59,889       41,067
Current receivables (note 11)                                                          8,704        8,735
Inventories (note 12)                                                                  4,473        4,395
Financing receivables (investment in time sales, loans and
   financing leases)-- net (notes 8 and 13)                                           99,714       93,272
Other GECS receivables (note 14)                                                      15,418       12,417
Property, plant and equipment (including equipment leased
   to others) -- net (note 15)                                                        28,795       25,679
Investment in GECS                                                                      --           --
Intangible assets (note 16)                                                           16,007       11,654
All other assets (note 17)                                                            35,211       27,993
                                                                                   ---------    ---------
TOTAL ASSETS                                                                       $ 272,402    $ 228,035
                                                                                   =========    =========
-----------------------------------------------------------------------        ---------------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                                    $  80,200    $  64,463
Accounts payable, principally trade accounts                                          10,205        9,061
Progress collections and price adjustments accrued                                     2,161        1,812
Dividends payable                                                                        855          767
All other GE current costs and expenses accrued (note 18)                              7,086        5,898
Long-term borrowings (note 19)                                                        49,246       51,027
Insurance liabilities, reserves and annuity benefits (note 20)                        61,327       39,699
All other liabilities (note 21)                                                       18,917       15,033
Deferred income taxes (note 22)                                                        8,273        7,710
                                                                                   ---------    ---------
   Total liabilities                                                                 238,270      195,470
                                                                                   ---------    ---------
   Minority interest in equity of consolidated affiliates (note 23)                    3,007        2,956
                                                                                   ---------    ---------
Common stock (1,857,013,000 shares issued)                                               594          594
Unrealized gains on investment securities-- net                                          671        1,000
Other capital                                                                          2,498        1,663
Retained earnings                                                                     38,670       34,528
Less common stock held in treasury                                                   (11,308)      (8,176)
                                                                                   ---------    ---------
   Total share owners' equity (notes 25 and 26)                                       31,125       29,609
                                                                                   ---------    ---------
TOTAL LIABILITIES AND EQUITY                                                       $ 272,402    $ 228,035
                                                                                   =========    =========

----------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement.

ANNUAL REPORT PAGE 31

                                                                               GE                    GECS
                                                                     ---------------------    -------------------
At December 31 (In millions)                                              1996        1995        1996       1995
---------------------------------------------------------------      ---------------------    -------------------
ASSETS
Cash and equivalents                                                  $    957    $    874    $  3,234   $  1,949
Investment securities (note 10)                                             17           4      59,872     41,063
Current receivables (note 11)                                            8,826       8,891        --         --
Inventories (note 12)                                                    4,473       4,395        --         --
Financing receivables (investment in time sales, loans and
   financing leases)-- net (notes 8 and 13)                               --          --        99,714     93,272
Other GECS receivables (note 14)                                          --          --        15,962     12,897
Property, plant and equipment (including equipment leased
   to others) -- net (note 15)                                          10,832      10,234      17,963     15,445
Investment in GECS                                                      14,276      12,774        --         --
Intangible assets (note 16)                                              7,367       6,643       8,640      5,011
All other assets (note 17)                                              13,177      11,901      22,034     16,092
                                                                      --------    --------    --------   --------
TOTAL ASSETS                                                          $ 59,925    $ 55,716    $227,419   $185,729
                                                                      ========    ========    ========   ========
---------------------------------------------------------------      ---------------------    -------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                       $  2,339    $  1,666    $ 77,945   $ 62,808
Accounts payable, principally trade accounts                             4,195       3,968       6,787      5,952
Progress collections and price adjustments accrued                       2,161       1,812        --         --
Dividends payable                                                          855         767        --         --
All other GE current costs and expenses accrued (note 18)                6,870       5,747        --         --
Long-term borrowings (note 19)                                           1,710       2,277      47,676     48,790
Insurance liabilities, reserves and annuity benefits (note 20)            --          --        61,327     39,699
All other liabilities (note 21)                                          9,660       8,928       9,138      5,982
Deferred income taxes (note 22)                                            533         508       7,740      7,202
                                                                      --------    --------    --------   --------
   Total liabilities                                                    28,323      25,673     210,613    170,433
                                                                      --------    --------    --------   --------
   Minority interest in equity of consolidated affiliates (note 23)        477         434       2,530      2,522
                                                                      --------    --------    --------   --------
Common stock (1,857,013,000 shares issued)                                 594         594           1          1
Unrealized gains on investment securities-- net                            671       1,000         668        989
Other capital                                                            2,498       1,663       2,253      2,266
Retained earnings                                                       38,670      34,528      11,354      9,518
Less common stock held in treasury                                     (11,308)     (8,176)       --         --
                                                                      --------    --------    --------   --------
   Total share owners' equity (notes 25 and 26)                         31,125      29,609      14,276     12,774
                                                                      --------    --------    --------   --------
TOTAL LIABILITIES AND EQUITY                                          $ 59,925    $ 55,716    $227,419   $185,729
                                                                      ========    ========    ========   ========

-----------------------------------------------------------------------------------------------------------------

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 30.

ANNUAL REPORT PAGE 32

================================================================================
STATEMENT OF CASH FLOWS

                                                                            General Electric Company
                                                                           and consolidated affiliates
                                                                        --------------------------------
For the years ended December 31 (In millions)                               1996        1995        1994
---------------------------------------------------------------         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $  7,280    $  6,573    $  4,726
Adjustments for discontinued operations                                     --          --         1,189
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization                                         3,785       3,594       3,207
     Earnings retained by GECS-- continuing operations                      --          --          --
     Deferred income taxes                                                 1,145       1,047       1,228
     Decrease (increase) in GE current receivables                           118        (632)        668
     Decrease (increase) in GE inventories                                   (76)         55         (56)
     Increase (decrease) in accounts payable                                 641         244         697
     Increase in insurance liabilities, reserves and annuity benefits      1,491       2,490       1,624
     Provision for losses on financing receivables                         1,033       1,117         873
     All other operating activities                                        2,434         458      (2,399)
                                                                        --------    --------    --------
CASH FROM OPERATING ACTIVITIES                                            17,851      14,946      11,757
                                                                        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                (7,760)     (6,447)     (7,492)
Dispositions of property, plant and equipment                              1,363       1,542       2,506
Net increase in GECS financing receivables                                (2,278)    (11,309)     (9,525)
Payments for principal businesses purchased                               (5,516)     (5,641)     (2,606)
All other investing activities                                            (6,021)     (3,362)        372
                                                                        --------    --------    --------
CASH USED FOR INVESTING ACTIVITIES                                       (20,212)    (25,217)    (16,745)
                                                                        --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)                  11,827      (3,487)     (2,784)
Newly issued debt (maturities longer than 90 days)                        23,153      37,604      23,239
Repayments and other reductions (maturities longer than 90 days)         (25,906)    (18,580)    (13,098)
Net purchase of GE shares for treasury                                    (2,323)     (2,523)       (353)
Dividends paid to share owners                                            (3,050)     (2,770)     (2,462)
All other financing activities                                                28         259         181
                                                                        --------    --------    --------
CASH FROM (USED FOR) FINANCING ACTIVITIES                                  3,729      10,503       4,723
                                                                        --------    --------    --------
CASH USED FOR DISCONTINUED OPERATIONS                                       --          --          (200)
                                                                        --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                    1,368         232        (465)
Cash and equivalents at beginning of year                                  2,823       2,591       3,056
                                                                        --------    --------    --------
Cash and equivalents at end of year                                     $  4,191    $  2,823    $  2,591
                                                                        ========    ========    ========
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                  $ (7,874)   $ (6,645)   $ (4,524)
Cash recovered (paid) during the year for income taxes                    (1,392)     (1,483)     (1,777)

--------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement.

ANNUAL REPORT PAGE 33

                                                                            GE                                 GECS
                                                           --------------------------------    --------------------------------
For the years ended December 31 (In millions)                  1996        1995        1994        1996        1995        1994
-------------------------------------------------------    --------------------------------    --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                               $  7,280    $  6,573    $  4,726    $  2,817    $  2,415    $    896
Adjustments for discontinued operations                        --          --         1,189        --          --         1,189
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation, depletion and amortization                 1,635       1,581       1,545       2,150       2,013       1,662
     Earnings retained by GECS-- continuing operations       (1,836)     (1,324)     (1,181)       --          --          --
     Deferred income taxes                                       68         369         575       1,077         678         653
     Decrease (increase) in GE current receivables              152        (739)        754        --          --          --
     Decrease (increase) in GE inventories                      (76)         55         (56)       --          --          --
     Increase (decrease) in accounts payable                    197         462         810         318         418        (222)
     Increase in insurance liabilities, reserves
        and annuity benefits                                   --          --          --         1,491       2,490       1,624
     Provision for losses on financing receivables             --          --          --         1,033       1,117         873
     All other operating activities                           1,647        (912)     (2,291)        881         946         140
                                                           --------    --------    --------    --------    --------    --------
CASH FROM OPERATING ACTIVITIES                                9,067       6,065       6,071       9,767      10,077       6,815
                                                           --------    --------    --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                   (2,389)     (1,831)     (1,743)     (5,371)     (4,616)     (5,749)
Dispositions of property, plant and equipment                    30          38          86       1,333       1,504       2,420
Net increase in GECS financing receivables                     --          --          --        (2,278)    (11,309)     (9,525)
Payments for principal businesses purchased                  (1,122)       (238)       (575)     (4,394)     (5,403)     (2,031)
All other investing activities                                 (106)        408          14      (6,090)     (3,913)        176
                                                           --------    --------    --------    --------    --------    --------
CASH USED FOR INVESTING ACTIVITIES                           (3,587)     (1,623)     (2,218)    (16,800)    (23,737)    (14,709)
                                                           --------    --------    --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)        974       1,061        (566)     11,026      (4,510)     (2,261)
Newly issued debt (maturities longer than 90 days)              252         826         766      22,901      36,778      22,473
Repayments and other reductions (maturities
     longer than 90 days)                                    (1,250)     (1,535)     (1,399)    (24,656)    (17,045)    (11,699)
Net purchase of GE shares for treasury                       (2,323)     (2,523)       (353)       --          --          --
Dividends paid to share owners                               (3,050)     (2,770)     (2,462)       (981)     (1,091)       (904)
All other financing activities                                 --          --            (2)         28         259         183
                                                           --------    --------    --------    --------    --------    --------
CASH FROM (USED FOR) FINANCING ACTIVITIES                    (5,397)     (4,941)     (4,016)      8,318      14,391       7,792
                                                           --------    --------    --------    --------    --------    --------
CASH USED FOR DISCONTINUED OPERATIONS                          --          --          --          --          --          (200)
                                                           --------    --------    --------    --------    --------    --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR          83        (499)       (163)      1,285         731        (302)
Cash and equivalents at beginning of year                       874       1,373       1,536       1,949       1,218       1,520
                                                           --------    --------    --------    --------    --------    --------
Cash and equivalents at end of year                        $    957    $    874    $  1,373    $  3,234    $  1,949    $  1,218
                                                           ========    ========    ========    ========    ========    ========
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                     $   (411)   $   (468)   $   (374)   $ (7,463)   $ (6,177)   $ (4,150)
Cash recovered (paid) during the year for income taxes       (1,286)     (1,651)     (1,456)       (106)        168        (321)
-------------------------------------------------------------------------------------------------------------------------------

In the  consolidating  data on this page,  "GE"  means the basis of  consolidation  as  described  in note 1 to the  consolidated financial  statements;  "GECS" means General Electric Capital Services,  Inc. and all of its affiliates and associated companies.
Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated  affiliates" columns on page 32.

ANNUAL REPORT PAGE 34

================================================================================
MANAGEMENT'S DISCUSSION OF OPERATIONS

OVERVIEW

General Electric Company's consolidated financial statements represent the combination of the Company's manufacturing and nonfinancial services businesses ("GE") and the accounts of General Electric Capital Services, Inc. ("GECS"). See
note 1 to the consolidated financial statements, which explains how the various financial data are presented.

   Management's Discussion of Operations is presented in four parts:
Consolidated Operations, GE Operations, GECS Continuing Operations and International Operations.

CONSOLIDATED OPERATIONS

GE achieved record revenues, earnings, operating margin and cash flow from operating activities in 1996. The year's performance again demonstrates the ability of GE's diverse mix of leading global businesses to deliver strong financial results.

   Revenues, including acquisitions, rose to a record $79.2 billion in 1996, up 13% from 1995. This increase was primarily attributable to four factors -- growth at GE Capital Services, increased global activities across GE, higher sales of services and related spare parts by GE's equipment businesses, and higher revenues from NBC, including revenues from coverage of the 1996 Summer Olympic Games. Revenues increased at nine of GE's twelve businesses, led by double-digit growth at GE Capital Services, NBC and Power Systems. Revenues in 1995 were $70.0 billion, a 17% increase attributable primarily to increased international activities. In 1995, eleven of GE's twelve businesses increased revenues, six by double digits.

   Earnings per share increased to $4.40 during 1996, up 13% from the prior year's $3.90. Earnings increased 11% to a record $7.280 billion. In 1995, earnings per share were $3.90, up 13% from 1994's earnings per share from continuing operations. For 1995, earnings of $6.573 billion were up 11% from 1994's comparable level. Growth rates in earnings per share exceeded growth rates in earnings as a result of the ongoing repurchase of shares under the four-year, $13 billion share repurchase plan initiated in December 1994. Net earnings in 1994 were $4.726 billion ($2.77 per share) and, as discussed in note 2, included a loss amounting to $1,189 million ($0.69 per share) related to the GECS discontinued securities broker-dealer.

NEW ACCOUNTING STANDARDS include Statement of Financial Accounting Standards
(SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Among other things, the new Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. SFAS No. 125 is effective for transfers of financial assets occurring after December 31, 1996, and its adoption will not have an effect on the financial position or results of operations of GE or GECS.

DIVIDENDS DECLARED IN 1996 AMOUNTED TO $3.138 BILLION. Per-share dividends of $1.90 were up 12% from 1995, following a 13% increase from the preceding year. GE has rewarded its share owners with 21 consecutive years of dividend growth. The chart below illustrates that GE's dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor's 500 stock index.

RETURN ON AVERAGE SHARE OWNERS' EQUITY reached 24.0% in 1996, up from 23.5% and 18.1% in 1995 and 1994, respectively.

GE OPERATIONS

GE total revenues were $49.6 billion in 1996, compared with $46.2 billion in 1995 and $42.5 billion in 1994.

* GE's sales of goods and services were $46.1 billion in 1996, an increase of 7% from 1995, which in turn was 9% higher than in 1994. The improvement in 1996 was led by NBC, Power Systems and Appliances. Volume was about 9% higher in 1996, reflecting growth in most businesses during the year. While overall selling prices were down slightly in 1996, the effects of selling prices on sales differed markedly among businesses. There also was a minor negative effect on selling prices arising from effects of currency exchange rates on the translation of sales denominated in other than U.S. dollars. Volume in 1995 was about 8% higher than in 1994, while selling prices were essentially flat. Currency exchange rates contributed modestly to the 1995 sales increase.


                                  [CHART HERE]
GE/S&P DIVIDEND GROWTH SINCE 1991
-----------------------------------------------------------------------------
                          1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
GE                      10.42%      23.96%      41.42%      56.70%    73.84%
S&P 500                  1.48        3.11        8.03       13.03     22.13
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 35

          For purposes of the required financial statement display of GE sales and costs of sales on pages 28 and 29, "goods" refers to tangible products, and "services" refers to all other sales, including broadcasting and information services activities. An increasingly important element of GE sales is sales related to equipment services -- services that include both spare parts (goods) as well as repair services. Such equipment services sales amounted to $8.4 billion in 1996 and were up 11% from 1995.

* GE's other income, earned from a wide variety of sources, was $629 million in 1996, $753 million in 1995 and $783 million in 1994. The decrease in other income in 1996 was largely attributable to lower royalty payments and a decrease in income from associated companies. Details of GE's other income are provided in note 3.

* Earnings of GECS from continuing operations were up 17% in 1996, following a 16% increase the year before. See page 38 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. In 1996, GE's operating margin rose to a record 14.8% of sales, an improvement of 0.4 percentage points from 1995. Nine businesses -- led by Power Systems, NBC, Appliances, Medical Systems and Aircraft Engines -- reported higher operating margins. Operating margin was 14.4% of sales in 1995, compared with 13.6% in 1994. The operating margin improvement in 1995 was led by strong increases in Plastics, Aircraft Engines and NBC.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) has been a major source of recent improvement in GE's operating margin, accounting for more than $1 billion of such increases in each of the past three years. The overall productivity rate was 2.9% in 1996, reflecting principally the positive effects of higher volume on base cost productivity. Three businesses -- Power Systems, NBC and Aircraft Engines -- reported productivity rates in excess of 5%. The overall productivity rate was 3.7% in 1995, reflecting improvements across all GE businesses except Power Systems, which was adversely affected by lower capacity utilization. Four businesses -- NBC, Transportation Systems, Aircraft Engines and Information Services -- had productivity rates in excess of 5%. Productivity performance more than offset the impact of inflation in each of the last three years.

GE INTEREST AND OTHER FINANCIAL CHARGES in 1996 amounted to $595 million, down from $649 million in 1995, which was up from $410 million in 1994. The 1996 decrease was primarily attributable to lower interest rates and, to a lesser extent, a shift in the mix of debt towards short-term borrowings. The 1995 increase resulted from the combination of higher interest rates and a higher level of average borrowings during the period.


                                 [CHART HERE]

GE OPERATING MARGIN AS A PERCENTAGE OF SALES
(EXCLUDING RESTRUCTURING)
-----------------------------------------------------------------------------
                          1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                         11.5%       12.5%       13.6%       14.4%     14.8%
-----------------------------------------------------------------------------

ENTERING 1997 with excellent cash flows and a strong balance sheet, the Company continues to be well positioned to deliver strong performance in the current global economic environment.

GE INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the past five years are shown in the table on page 37. For additional information, including a description of the products and services included in each segment, see note 28.

AIRCRAFT ENGINES revenues increased by 3% in 1996 as higher volume in services and military engines more than offset pricing pressures. Operating profit increased by 4% in 1996 as a result of improvements in the services business and productivity in the segment, offset somewhat by reduced selling prices and cost inflation. Revenues increased 7% in 1995 as a result of higher services volume, partially offset by the effects of lower selling prices. Operating profit increased 26% from 1994 as significant productivity gains and, to a lesser degree, higher volume more than offset the effects of lower selling prices.

   In 1996, $1.8 billion of revenues were from sales to the U.S. government, up $0.1 billion from 1995, which was $0.1 billion lower than in 1994.

   Aircraft Engines received orders of $7.1 billion in 1996, up 20% from $5.9 billion in 1995. The backlog at year-end 1996 was $9.0 billion ($9.1 billion at the end of 1995). Of the total, $7.7 billion related to products, about 39% of which was scheduled for delivery in 1997. Services orders are included in backlog at the end of 1996 for only the succeeding 12 months; such services backlog was $1.3 billion.

ANNUAL REPORT PAGE 36

APPLIANCES revenues were 7% higher than a year ago, reflecting industry growth and U.S. market share gains across all core product lines. Operating profit increased 8% as a result of productivity and higher volume, which were partially offset by lower selling prices. Revenues in 1995 were about the same as the previous year as softening North American sales offset strong growth in Europe and Asia. Operating profit increased 2% in 1995 despite higher material costs, primarily as a result of productivity.

BROADCASTING revenues increased 34% in 1996, following a 17% increase in 1995. The revenue increases in both years reflected a strong advertising market, excellent prime-time, news and other daypart ratings, strong growth in the owned-and-operated stations and, in 1996, NBC's broadcast of the Summer Olympic Games. Operating profit increased 29% in 1996 as the combination of excellent ratings, sharply higher results in owned-and-operated stations and profitable Olympics coverage more than offset higher license fees for certain primetime programs that were renewed. Operating profit was up 48% in 1995 on stronger advertising revenues.

INDUSTRIAL PRODUCTS AND SYSTEMS revenues rose 2% in 1996, reflecting improved volume in Lighting, Electrical Distribution and Control, and Motors and Industrial Systems. Operating profit increased 6% as productivity improvements across the segment more than offset the effects of cost inflation and lower selling prices for certain products. Revenue increased 8% in 1995, principally as a result of higher volume at Transportation Systems, Lighting, and Motors and Industrial Systems. Operating profit increased 14% in 1995, reflecting productivity across the segment and improved volume, which more than offset higher material costs.

   Transportation Systems received orders of $2.0 billion in 1996, up $0.4 billion from 1995. The backlog at year-end 1996 was $1.5 billion, about the same as at the end of 1995. Of the total, $1.4 billion related to products, about 81% of which was scheduled for shipment in 1997, and the remainder related to 1997 services.

MATERIALS revenues decreased 2% and operating profit was about the same as a year ago, primarily as a result of lower selling prices. The adverse effects of selling prices on operating profit were offset in part by reductions in certain material costs, volume improvements and productivity. Revenues increased 17% in 1995, reflecting higher selling prices and the consolidation of Toshiba Silicones. Operating profit increased 51% in 1995, primarily because of the increase in selling prices, productivity and volume growth, the combination of which more than offset increases in material costs.

POWER GENERATION revenues were 11% higher in 1996, reflecting primarily strong growth at Nuovo Pignone and higher services volume. Operating profit increased 39% over 1995 as productivity more than offset cost inflation and lower selling prices. Revenues increased 10% in 1995, principally as a result of the consolidation of Nuovo Pignone at the beginning of the year. Excluding Nuovo Pignone, the revenue decrease in 1995 resulted from lower volume in both gas and steam turbines. Operating profit decreased 38% in 1995 as the profit contribution of Nuovo Pignone was more than offset by the effects of difficult market conditions on volume and prices, cost inflation and modification costs related to series "F" gas turbines.

   Power Generation orders were $8.0 billion for 1996, a double-digit increase over 1995. The backlog of unfilled orders at year-end 1996 was $10.9 billion ($10.1 billion at the end of 1995). Of the total, $10.3 billion related to products, about 39% of which was scheduled for delivery in 1997, and the remainder related to 1997 services.

TECHNICAL PRODUCTS AND SERVICES revenues were up 6% in 1996, following a 3% increase in 1995. Medical Systems reported higher revenues in both years, reflecting growth in new equipment volume and equipment services, partially offset by lower selling prices. Information Services revenues were essentially flat in 1996, following a slight increase in 1995, as selling prices declined and electronic commerce volume expanded. Operating profit for the segment increased 6% in 1996 as productivity, improved results in services at Medical Systems and the higher volume more than offset the effect of lower selling prices. Segment operating profit increased 2% in 1995, primarily a result of productivity gains.

   Orders received by Medical Systems in 1996 were $3.9 billion, up 5% from 1995. The backlog of unfilled orders at year-end 1996 was $2.4 billion, about the same as at the end of 1995. Of the total, $1.4 billion related to products, about 90% of which was scheduled for delivery in 1997, and the remainder related to 1997 services.

ALL OTHER consists primarily of GECS earnings, which are discussed in the next section. Also included are revenues derived from licensing the use of GE technology to others.

ANNUAL REPORT PAGE 37

================================================================================
SUMMARY OF INDUSTRY SEGMENTS

                                                               General Electric Company and consolidated affiliates
                                                            ---------------------------------------------------------
For the years ended December 31 (In millions)                    1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------------------------------
REVENUES
   GE
     Aircraft Engines                                        $  6,302    $  6,098    $  5,714    $  6,580    $  7,368
     Appliances                                                 6,375       5,933       5,965       5,555       5,330
     Broadcasting                                               5,232       3,919       3,361       3,102       3,363
     Industrial Products and Systems                           10,412      10,194       9,406       8,575       8,210
     Materials                                                  6,509       6,647       5,681       5,042       4,853
     Power Generation                                           7,257       6,545       5,933       5,530       5,106
     Technical Products and Services                            4,692       4,424       4,285       4,174       4,674
     All Other                                                  3,108       2,707       2,348       1,803       1,581
     Corporate items and eliminations                            (322)       (286)       (195)       (242)       (399)
                                                             --------    --------    --------    --------    --------
        Total GE                                               49,565      46,181      42,498      40,119      40,086
                                                             --------    --------    --------    --------    --------
   GECS
     Financing                                                 23,742      19,042      14,932      12,399      10,544
     Specialty Insurance                                        8,966       7,444       4,926       4,862       3,863
     All Other                                                      5           6          17          15          11
                                                             --------    --------    --------    --------    --------
        Total GECS                                             32,713      26,492      19,875      17,276      14,418
                                                             --------    --------    --------    --------    --------
   Eliminations                                                (3,099)     (2,645)     (2,264)     (1,694)     (1,453)
                                                             --------    --------    --------    --------    --------
CONSOLIDATED REVENUES                                        $ 79,179    $ 70,028    $ 60,109    $ 55,701    $ 53,051
                                                             ========    ========    ========    ========    ========
---------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT
   GE
     Aircraft Engines                                        $  1,225    $  1,176    $    935    $    798    $  1,274
     Appliances                                                   750         697         683         372         386
     Broadcasting                                                 953         738         500         264         204
     Industrial Products and Systems                            1,617       1,519       1,328         901       1,071
     Materials                                                  1,466       1,465         967         834         740
     Power Generation                                           1,068         769       1,238       1,024         854
     Technical Products and Services                              849         801         787         706         912
     All Other                                                  3,088       2,683       2,309       1,725       1,495
                                                             --------    --------    --------    --------    --------
        Total GE                                               11,016       9,848       8,747       6,624       6,936
                                                             --------    --------    --------    --------    --------
   GECS
     Financing                                                  3,465       3,045       2,662       1,727       1,366
     Specialty Insurance                                        1,234       1,020         589         770         641
     All Other                                                   (651)       (545)       (302)       (288)       (272)
                                                             --------    --------    --------    --------    --------
        Total GECS                                              4,048       3,520       2,949       2,209       1,735
                                                             --------    --------    --------    --------    --------
   Eliminations                                                (2,795)     (2,396)     (2,072)     (1,554)     (1,317)
                                                             --------    --------    --------    --------    --------
CONSOLIDATED OPERATING PROFIT                                  12,269      10,972       9,624       7,279       7,354
   GE interest and financial charges-- net of eliminations       (600)       (644)       (417)       (529)       (752)
   GE items not traceable to segments                            (863)       (591)       (546)       (614)       (629)
                                                             --------    --------    --------    --------    --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND ACCOUNTING CHANGE                                     $ 10,806    $  9,737    $  8,661    $  6,136    $  5,973
                                                             ========    ========    ========    ========    ========
---------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric
Capital Services, Inc. and all of its affiliates and associated companies. Operating profit of GE segments excludes interest and other financial charges; operating profit of GECS includes interest and other financial charges, which is the largest element of GECS' operating costs. The 1993 accounting change represents adoption of Statement of Financial
Accounting Standards (SFAS) No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS.

ANNUAL REPORT PAGE 38

GECS CONTINUING OPERATIONS

GECS conducts its operations in two segments -- Financing and Specialty Insurance. The Financing segment includes the financing and consumer savings and insurance operations of General Electric Capital Corporation (GE Capital). The consumer savings and insurance operations, which increased significantly in 1996 due to acquisitions, focus on consumer wealth accumulation and transfer as well as wealth and lifestyle protection. The Specialty Insurance segment includes operations of GE Global Insurance Holding Corporation (GE Global Insurance), the principal subsidiary of which is Employers Reinsurance Corporation, and the other insurance businesses described on page 63.

IMPROVED OPERATING RESULTS for 1996 and 1995 reflect the effects of continued asset growth, principally from acquisitions of businesses and portfolios in 1996, and equal contributions from acquisitions and origination volume in 1995.

* GECS revenues from operations were $32.7 billion in 1996, up 23% from 1995, which was up 33% from 1994.

* GECS earnings from continuing operations were $2.8 billion in 1996, up 17% from 1995, which was up 16% from 1994. The 1996 and 1995 increases primarily reflected asset growth, with the 1995 increase partially offset by a decrease in financing spreads (the excess of yields over interest rates on borrowings).

* GECS interest on borrowings in 1996 was $7.3 billion, 10% higher than in 1995, which was 47% higher than in 1994. The increase in 1996 reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The 1995 increase resulted from higher average borrowings used to finance asset growth and the effects of higher average interest rates. GECS' use of floating rate versus fixed rate borrowings is largely a function of the assets against which borrowings are matched. The composite interest rate on GECS borrowings was 6.24% in 1996, compared with 6.76% in 1995 and 5.47% in 1994.

* GECS insurance losses and policyholder and annuity benefits increased to $6.7 billion during 1996, compared with $5.3 billion in 1995 and $3.5 billion in 1994, primarily because of business acquisitions and growth in originations throughout the period.

* GECS other costs and expenses increased to $13.5 billion in 1996 from $9.8 billion in 1995 and $7.9 billion in 1994, reflecting costs associated with acquired businesses and portfolios, and higher investment levels.


                                 [CHART HERE]
GECS REVENUES
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                       $14.418     $17.276     $19.875     $26.492   $32.713
-----------------------------------------------------------------------------

GECS industry segment revenues and operating profit for the past five years are shown in the table on page 37. Revenues from operations (earned income) are detailed in note 4.

FINANCING SEGMENT revenues from operations increased 25% to $23.7 billion in 1996, following a 28% increase in 1995. Asset growth was the most significant contributing factor in both years, but was partially offset in 1996 by lower yields. Yields increased in 1995 and contributed slightly to the revenue increase. A significant component of the 1996 revenue increase was the contribution provided by the consumer savings and insurance businesses acquired during 1995 and 1996 and the computer equipment businesses acquired during 1996.

   Operating profit was $3.5 billion in 1996, 14% higher than in 1995. The 1996 increase resulted primarily from asset growth. Financing spreads were essentially flat in 1996 as the reduction in yields was offset by decreases in borrowing rates. Operating profit increased 14% in 1995 as the effects of asset growth were partially offset by declining financing spreads and losses from adverse market conditions in the Mortgage Services business. Changes in the provision for losses on financing receivables were principally caused by different rates of portfolio growth in both years, with higher portfolio growth from originations resulting in higher provisions in 1995 than in 1996. Insurance losses and policyholder and annuity benefits associated with the consumer savings and insurance operations increased during 1996 and 1995 as a result of acquisitions. Other costs and expenses increased in both years, reflecting costs associated with acquired businesses and portfolios and higher levels of investment. Included in the 1996 increase are costs of sales and services of computer equipment businesses acquired in 1996.

   The portfolio of financing receivables, before allowance for losses, increased to $102.4 billion at the end of 1996 from $95.8 billion at the end of

ANNUAL REPORT PAGE 39

1995. Financing receivables are the Financing segment's largest asset and its primary source of revenues. The related allowance for losses at the end of 1996 amounted to $2.7 billion (2.63% of receivables -- the same as 1995 and 1994) and, in management's judgment, is appropriate given the risk profile of the portfolio. Amounts written off in 1996 were approximately 1.03% of the year's average financing receivables, compared with 1.01% and 1.04% during 1995 and 1994, respectively. The increase in 1996 principally reflects increased delinquencies in the consumer portfolio, consistent with industry experience.

   A discussion of the quality of certain elements of the Financing segment portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

   CONSUMER RECEIVABLES at year-end 1996 and 1995 are shown in the following table:

--------------------------------------------------------------------------------
(In millions)                                              1996            1995
--------------------------------------------------------------------------------
Credit card and personal loans                          $27,127         $23,937
Auto loans                                                5,915           5,555
Auto financing leases                                    13,113          12,461
                                                        -------         -------
   Total consumer                                       $46,155         $41,953
                                                        =======         =======
Nonearning                                              $   926         $   671
  -- As percentage of total                                 2.0%            1.6%

Receivable write-offs for the year                      $   870         $   644
--------------------------------------------------------------------------------

   Most of the nonearning consumer receivables were U.S. private-label credit card loans, the majority of which were subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer.

   COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $12.1 billion at December 31, 1996, a decrease of $1.3 billion from 1995, principally reflecting sales of receivables. Nonearning and reduced-earning receivables decreased to $158 million at December 31, 1996, compared with $179 million at year-end 1995. Write-offs of commercial real estate loans declined to $45 million in 1996 from $147 million in 1995 as markets continued to stabilize. Commercial real estate loans are generally secured by first mortgages.

   In addition to loans, the commercial real estate portfolio included, in other assets, $1.6 billion at year-end 1996 ($1.9 billion at year-end 1995) of assets acquired for resale from various financial institutions. Values realized on sales of these assets continue to meet or exceed expectations at the time of purchase. Also included in other assets were investments in real estate ventures at year-end 1996 totaling $2.5 billion, up from $2.0 billion at year-end 1995. Those investments are made as a part of original financings or in conjunction with certain loan restructurings. The commercial real estate portfolio includes investments in a variety of property types and continues to be well dispersed geographically, principally in the continental United States.


                                 [CHART HERE]

GECS EARNINGS FROM CONTINUING OPERATIONS
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                        $1.331      $1.567      $2.085      $2.415    $2.817
-----------------------------------------------------------------------------

   OTHER FINANCING RECEIVABLES, totaling $44.1 billion at December 31, 1996, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $3.7 billion during 1996, primarily because of acquisitions. Related nonearning and reduced-earning receivables were $313 million at year-end 1996, compared with $285 million at year-end 1995.

   GECS held loans and leases to commercial airlines amounting to $8.2 billion at the end of 1996, down from $8.3 billion at the end of 1995. GECS' commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 17.

SPECIALTY INSURANCE SEGMENT revenues from operations were $9 billion in 1996, an increase of 20% from 1995, which increased 51% over 1994. The 1996 increase primarily reflected inclusion of a full year's results for the European property and casualty reinsurance businesses acquired in 1995. GE Global Insurance's net premiums earned on U.S. business declined, reflecting the effects of lower industry pricing and the exit of certain unprofitable reinsurance contracts. Revenues from GECS' other insurance businesses increased as a result of both origination volume and acquisitions. Operating profit increased 21% to $1.2 billion in 1996 from $1.0 billion in 1995. The increase in 1996 principally reflected the effects of a full year's results of the European acquisitions: higher premium and investment income, partially offset by increases in insurance losses and other costs and expenses.

ANNUAL REPORT PAGE 40

INTERNATIONAL OPERATIONS

Estimated results of international operations include all exports from the United States, plus the results of GE and GECS operations located outside the United States. Certain GECS operations that cannot meaningfully be associated with specific geographic areas were reclassified as "international" for this purpose and are not included in specific geographic areas.

   International revenues in 1996 were $33.3 billion (42% of consolidated revenues), compared with $28.2 billion in 1995 and $21.0 billion in 1994. In 1996, about 46% of GE's sales of goods and services were international, which was about the same percentage as in 1995 and much higher than the 40% reported in 1994. The chart below left depicts the growth in international revenues in relation to total revenues over the past five years.

   International operating profit was $4.0 billion (32% of consolidated operating profit) in 1996, compared with $3.2 billion in 1995 and $2.5 billion in 1994.

   GE international revenues were $21.7 billion in 1996, an increase of 8% from 1995, reflecting sales growth in operations based outside the United States and U.S. exports. European revenues increased by $1.1 billion as growth in Power Systems, particularly in Nuovo Pignone, and Aircraft Engines more than offset lower sales in Plastics and Medical Systems. GE's Pacific Basin revenues increased by $0.1 billion in 1996, reflecting increased revenues from local operations, partially offset by lower U.S. export sales to the region.

   GECS international revenues were $11.6 billion in 1996 and year-end assets were about $65.3 billion. These revenues, which were derived primarily from operations in Europe, Canada and the Pacific Basin, were up from $8.1 billion in 1995; year-end assets increased 23% during the year from approximately $53.3 billion at the end of 1995. These increases are attributable to continued expansion of GECS as a global provider of financial products and services.

   The accompanying financial results reported in U.S. dollars are unavoidably affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. International activity is diverse, as shown in the international revenues chart at the bottom right of this page. Principal currencies include major European currencies as well as the Japanese yen and the Canadian dollar.

   GE's U.S. export sales follow.

--------------------------------------------------------------------------------
GE'S TOTAL EXPORTS FROM THE UNITED STATES
(In millions)                                         1996       1995       1994
--------------------------------------------------------------------------------
Pacific Basin                                       $3,180     $3,397     $3,260
Europe                                               2,060      1,701      1,319
Americas                                             1,257      1,023      1,027
Other                                                1,025        964        821
                                                    ------     ------     ------
Exports to external customers                        7,522      7,085      6,427
Exports to affiliates                                2,292      2,123      1,683
                                                    ------     ------     ------
Total exports                                       $9,814     $9,208     $8,110
                                                    ======     ======     ======
--------------------------------------------------------------------------------

   GE made a positive 1996 contribution of approximately $5.2 billion to the U.S. balance of trade. Total exports in 1996 were $9.8 billion; direct imports from external suppliers were $2.8 billion; and imports from GE affiliates were $1.8 billion.


                                 [CHART HERE]
CONSOLIDATED REVENUES
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
UNITED STATES          $34.712     $36.447     $39.149     $41.780   $45.886
INTERNATIONAL           18.339      19.254      20.960      28.248    33.293
-----------------------------------------------------------------------------


                                 [CHART HERE]

CONSOLIDATED INTERNATIONAL REVENUES
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
Europe                  $8.716      $9.037      $8.994     $13.993   $18.024
Pacific Basin            4.349       4.474       5.922       7.122     7.523
Americas                 3.315       3.073       3.437       4.105     4.700
Other                    1.959       2.670       2.607       3.028     3.046
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 41

================================================================================
MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity focuses on the Statement of Financial Position (page 30) and the Statement of Cash Flows (page 32).

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

   GECS' principal businesses provide financing, asset management, consumer savings and insurance, and other insurance and financial services to third parties. The underlying characteristics of these businesses involve the management of financial risk. GECS' risks and rewards stem from the abilities of its businesses to continue to design and provide a wide range of financial services in a competitive marketplace and to receive adequate compensation for such services. GECS is not a "captive finance company" or a vehicle for "off-balance-sheet financing" for GE; very little of GECS' business is directly related to other GE operations.

   Despite the different business profiles of GE and GECS, the global commercial airline industry is one significant example of an important source of business for both. GE assumes financing positions primarily in support of engine sales, whereas GECS is a significant source of lease and loan financing for the industry (see details in note 17). Management believes that these financing positions are reasonably protected by collateral values and by its ability to control assets, either by ownership or security interests.

   The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the financial statements.

STATEMENT OF FINANCIAL POSITION

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by GECS' specialty insurance and annuity and investment businesses in support of obligations to policyholders and annuitants. The increase of $18.8 billion at GECS during 1996 was principally related to acquisitions. A breakdown of the investment securities portfolio is provided in note 10.

GE CURRENT RECEIVABLES were $8.8 billion at the end of 1996, approximately the same as at year-end 1995, and included $6.6 billion due from customers at the end of both 1996 and 1995. As a measure of asset utilization, customer receivables turnover was 6.8 in 1996, compared with 6.7 in 1995. Current receivables other than amounts owed by customers are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.


                                 [CHART HERE]
GE ANNUAL INVENTORY TURNOVER
-----------------------------------------------------------------------------
                          1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                          5.26        5.97        6.86         6.9      7.57
-----------------------------------------------------------------------------

GE INVENTORIES were $4.5 billion at December 31, 1996, up $0.1 billion from the end of 1995. As shown in the chart above, inventory turnover improved to 7.6 in 1996, compared with 6.9 in 1995, reflecting continuing improvements in inventory management. Last-in, first-out (LIFO) revaluations decreased $128 million in 1996, compared with decreases of $87 million in 1995 and $197 million in 1994. Included in these changes were decreases of $58 million, $88 million and $72 million (1996, 1995 and 1994, respectively) that resulted from lower LIFO inventory levels. There were net cost decreases in 1996 and 1994 and no cost change in 1995.

GECS FINANCING RECEIVABLES were $99.7 billion at year-end 1996, net of allowance for doubtful accounts, up $6.4 billion over 1995. These receivables are discussed on page 38 and in notes 8 and 13.

GECS OTHER RECEIVABLES were $16.0 billion and $12.9 billion at December 31, 1996 and 1995, respectively. The 1996 increase was attributable to insurance activities, particularly increases in premiums receivable and reinsurance recoverables from acquired businesses as well as a general increase in underwriting activity.

PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $28.8 billion at December 31, 1996, up $3.1 billion from 1995. GE's property, plant and equipment consists of investments for its own productive use, whereas the largest element of GECS' investment is in equipment provided to third parties on operating leases. Details by category of investment can be found in note 15.

   GE's total expenditures for new plant and equipment during 1996 totaled $2.4 billion, up 33% from $1.8 billion in 1995. Total expenditures for the past five

ANNUAL REPORT PAGE 42

years were $9.1 billion, of which 36% was investment for growth through new capacity and product development; 35% was investment in productivity through new equipment and process improvements; and 29% was investment for such other purposes as improvement of research and development facilities and safety and environmental protection.

   GECS' additions to its equipment leased to others were $5.3 billion during 1996 ($4.5 billion during 1995), principally reflecting a shift in auto lease volume from financing leases in 1995 to operating leases in 1996 and increased volume in aircraft.

INTANGIBLE ASSETS were $16.0 billion at year-end 1996, up from $11.7 billion at year-end 1995. GE intangibles increased to $7.4 billion from $6.6 billion at the end of 1995, principally as a result of goodwill related to certain broadcasting acquisitions. The $3.6 billion increase in GECS intangibles related to acquisitions.

ALL OTHER ASSETS totaled $35.2 billion at year-end 1996, an increase of $7.2 billion from the end of 1995. GE other assets increased $1.3 billion, reflecting an increase in the prepaid pension asset and increased investments in associated companies. The increase in GECS other assets of $5.9 billion related principally to acquisitions and increased investments in associated companies.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $61.3 billion, $21.6 billion higher than in 1995. The increase was primarily attributable to acquisitions in 1996. For additional information on these liabilities, see note 20.

CONSOLIDATED BORROWINGS aggregated $129.4 billion at December 31, 1996, compared with $115.5 billion at the end of 1995. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (GECS' major public borrowing entity) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

   GE has committed to contribute capital to GE Capital in the event of either a significant, specified decrease in the ratio of GE Capital's earnings to fixed charges or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 1996 and 1995. Management believes the likelihood that GE will be required to contribute capital under either the commitments or the guarantees is remote.

   GE's total borrowings were $4.0 billion at year-end 1996 ($2.3 billion short-term, $1.7 billion long-term), an increase of about $0.1 billion from year-end 1995. GE's total debt at the end of 1996 equaled 11.4% of total capital, down from 11.6% at the end of 1995.

   GECS' total borrowings were $125.6 billion at December 31, 1996, of which $77.9 billion is due in 1997 and $47.7 billion is due in subsequent years. Comparable amounts at the end of 1995 were $111.6 billion total, $62.8 billion due within one year and $48.8 billion due thereafter. GECS' composite interest rates are discussed on page 38. A large portion of GECS' borrowings ($54.2 billion and $41.2 billion at the end of 1996 and 1995, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital's commercial paper were 42 days and 5.58% at the end of 1996, compared with 41 days and 5.88% at the end of 1995. GE Capital's leverage (ratio of debt to equity, excluding from equity net unrealized gains on investment securities) was 7.92 to 1 at the end of 1996 and 7.89 to 1 at the end of 1995. By comparison, including in equity net unrealized gains on investment securities, GE Capital's ratio of debt to equity was 7.84 to 1 at the end of 1996 and 7.59 to 1 at the end of 1995.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

Both GE and GECS are exposed to various types of risk, although the nature of their activities means that the respective risks are different. The multinational nature of GE's operations and its relatively low level of borrowings means that currency management is more important than managing exposure to changes in interest rates. On the other hand, despite strong international growth, changes in interest rates remain the more significant exposure for GECS because of the potential effects of such changes on financing spreads.


                                 [CHART HERE]

GE CASH FLOWS FROM OPERATING ACTIVITIES
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                        $4.573      $5.201      $6.071      $6.065    $9.067
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 43

   The relationship between interest rate changes and financing spreads is subject to many factors and cannot be forecasted with reliability. Although not necessarily predictive of future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1996 would have reduced GECS net earnings by approximately $74 million. For comparison, the effect on 1995 net earnings would have been $65 million.

   GE and GECS use various financial instruments, particularly interest rate, currency and basis swaps, but also futures, options and currency forwards, to manage their respective risks. GE and GECS are exclusively end users of these instruments, which are commonly referred to as derivatives; neither GE nor GECS engages in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures.

   More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 19 and 30.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows statements separately.

GE

GE's cash and equivalents aggregated $1.0 billion at the end of 1996, about the same as at the end of 1995. During 1996, GE generated a record $9.1 billion in cash from operating activities, an increase of $3.0 billion over 1995, principally as a result of improvements in working capital, including progress collections, and earnings. The 1996 cash generation provided most of the resources needed to repurchase $3.3 billion of GE common stock under share repurchase programs, to pay $3.1 billion in dividends to share owners, to invest $2.4 billion in new plant and equipment and to make $1.1 billion in acquisitions.

   Operating activities are the principal source of GE's cash flows. Over the past three years, operating activities have provided more than $21 billion of cash. The principal application of this cash was distributions of more than $14 billion to share owners, both through payment of dividends ($8.3 billion) and through the share repurchase program ($6.4 billion) described below. Other applications included investment in new plant and equipment ($6.0 billion) and reduction of debt ($0.9 billion).

   In December 1996, GE's Board of Directors increased the authorization to repurchase Company common stock to $13 billion and authorized the program to continue through 1998. Funds used for the share repurchase will be generated largely from free cash flow.


                                 [CHART HERE]
GE CUMULATIVE CASH FLOWS
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
CASH FLOWS FROM
  OPERATING ACTIVITIES  $4.573      $9.774     $15.845     $21.910    $30.973
SHARES REPURCHASED       1.925       4.078       6.540       9.310     12.360
DIVIDENDS PAID           1.132       1.839       2.912       6.014      9.280
-----------------------------------------------------------------------------

   Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making long-term investments for future growth, including selective acquisitions and investments in joint ventures. Expenditures for new plant and equipment are expected to be about $2 billion in 1997, principally for productivity and growth.

GECS

One of GECS' primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS borrowings with maturities of 90 days or less have increased by $4.3 billion. New borrowings of $82.2 billion having maturities longer than 90 days were added during those years, while $53.4 billion of such longer-term borrowings were retired. GECS also generated $26.7 billion from continuing operating activities.

   GECS' principal use of cash has been investing in assets to grow its businesses. Of the $55.2 billion that GECS invested over the past three years, $23.1 billion was used for additions to financing receivables, $15.7 billion was used to invest in new equipment, principally for lease to others, and $11.8 billion was used for acquisitions of new businesses.

   With the financial flexibility that comes with excellent credit ratings, management believes that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

ANNUAL REPORT PAGE 44

================================================================================
MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarizes on the opposite page some data frequently requested about General Electric Company. The data are divided into three sections: upper portion -- consolidated data; middle portion -- GE data that reflect various conventional measurements for industrial enterprises; and lower portion -- GECS data that reflect key information pertinent to financial services businesses.

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $1,886 million in 1996, about the same as in 1995. In 1996, expenditures from GE's own funds were $1,421 million, an increase of 9% over 1995, reflecting continuing research and development work related to new product and process technologies. Such efforts include development work on the next generation of gas turbines, new process technologies to improve quality and performance and increase capacity in engineered materials, further advances in state-of-the-art diagnostic imaging technologies, and development of more powerful versions of the GE90 and the industry's best-selling engine, the CFM56. Expenditures from funds provided by customers (mainly the U.S. government) were $465 million in 1996, down $128 million from 1995, primarily reflecting decreases in the F414 program at Aircraft Engines, which is nearing the end of the development phase, and, to a lesser extent, lower activity in the F118 engine program.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1996 was $26.2 billion, compared with $25.7 billion at the end of 1995. Of the total, $23.3 billion related to products, about 48% of which was scheduled for delivery in 1997. Services orders are included in backlog at the end of 1996 for only the succeeding 12 months; such backlog was $2.9 billion. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Industry Segments beginning on page 35 for further discussion on unfilled orders of relatively long-cycle manufacturing businesses.

REGARDING ENVIRONMENTAL MATTERS, GE's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

   In 1996, GE expended about $87 million for capital projects related to the environment. The comparable amount in 1995 was $75 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices -- such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators -- at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $85 million over the next two years. This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

   GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $76 million in 1996, the same as in 1995. It is presently expected that remediation actions will require average annual expenditures in the range of $80 million to $110 million over the next two years.


                                 [CHART HERE]
YEAR-END MARKET CAPITALIZATION
-----------------------------------------------------------------------------
(In billions)             1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
                       $73.139     $89.527     $87.004    $119.989  $162.604
-----------------------------------------------------------------------------


                                 [CHART HERE]
GE SHARE PRICE ACTIVITY
-----------------------------------------------------------------------------
(In dollars)              1992        1993        1994        1995      1996
-----------------------------------------------------------------------------
CLOSE                 $  42.75     $ 52.44    $  51.00    $  72.00  $ 98.875
HIGH                     43.75       53.50      54.875      73.125   106.125
LOW                     36.375      40.375       45.00      49.875     69.50
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 45

================================================================================
SELECTED FINANCIAL DATA

(Dollar amounts in millions;                             -------------------------------------------------------------------------
per-share amounts in dollars)                                 1996            1995           1994            1993            1992
----------------------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                               $ 79,179        $ 70,028       $ 60,109        $ 55,701        $ 53,051
   Earnings from continuing operations                       7,280           6,573          5,915           4,184           4,137
   Earnings (loss) from discontinued operations               --              --           (1,189)            993             588
   Effect of accounting change                                --              --             --              (862)           --
   Net earnings                                              7,280           6,573          4,726           4,315           4,725
   Dividends declared                                        3,138           2,838          2,546           2,229           1,985
   Earned on average share owners' equity                     24.0%           23.5%          18.1%           17.5%           20.9%
   Per share
     Earnings from continuing operations                  $   4.40        $   3.90       $   3.46        $   2.45        $   2.41
     Earnings (loss) from discontinued operations             --              --            (0.69)           0.58            0.34
     Effect of accounting change                              --              --             --             (0.51)           --
     Net earnings                                             4.40            3.90           2.77            2.52            2.75
     Dividends declared                                       1.90            1.69           1.49           1.305            1.16
     Stock price range                                 106 1/8-69 1/2  73 1/8-49 7/8    54 7/8-45     53 1/2-40 3/8   43 3/4-36 3/8
   Total assets of continuing operations                   272,402         228,035        185,871         166,413         135,472
   Long-term borrowings                                     49,246          51,027         36,979          28,194          25,298
   Shares outstanding -- average (in thousands)          1,653,697       1,683,812      1,708,738       1,707,979       1,714,396
   Share owner accounts -- average                         486,000         460,000        458,000         464,000         481,000
   Employees at year end
     United States                                         155,000         150,000        156,000         157,000         168,000
     Other countries                                        84,000          72,000         60,000          59,000          58,000
     Discontinued operations (primarily U.S.)                 --              --            5,000           6,000          42,000
                                                       -----------     -----------    -----------     -----------     -----------
     Total employees                                       239,000         222,000        221,000         222,000         268,000
                                                       ===========     ===========    ===========     ===========     ===========
----------------------------------------------------------------------------------------------------------------------------------
GE DATA
   Short-term borrowings                                  $  2,339        $  1,666       $    906        $  2,391         $ 3,448
   Long-term borrowings                                      1,710           2,277          2,699           2,413           3,420
   Minority interest                                           477             434            382             355             350
   Share owners' equity                                     31,125          29,609         26,387          25,824          23,459
                                                       -----------     -----------    -----------     -----------     -----------
     Total capital invested                               $ 35,651        $ 33,986       $ 30,374        $ 30,983         $30,677
                                                       ===========     ===========    ===========     ===========     ===========
   Return on average total capital invested                   22.2%           21.3%          15.9%           15.2%           16.9%
   Borrowings as a percentage of total
     capital invested                                         11.4%           11.6%          11.9%           15.5%           22.4%
   Working capital                                        $ (2,147)       $    204       $    544        $   (419)        $  (822)
   Additions to property, plant and equipment                2,389           1,831          1,743           1,588           1,445
----------------------------------------------------------------------------------------------------------------------------------
GECS DATA
   Revenues                                               $ 32,713        $ 26,492       $ 19,875        $ 17,276         $14,418
   Earnings from continuing operations                       2,817           2,415          2,085           1,567           1,331
   Earnings (loss) from discontinued operations               --              --           (1,189)            240             168
   Net earnings                                              2,817           2,415            896           1,807           1,499
   Share owner's equity                                     14,276          12,774          9,380          10,809           8,884
   Minority interest                                         2,530           2,522          1,465           1,301             994
   Borrowings from others                                  125,621         111,598         91,399          81,052          72,360
   Ratio of debt to equity at GE Capital <F1>               7.92:1          7.89:1         7.94:1          7.96:1          7.91:1
   Total assets of GE Capital                             $200,816        $160,825       $130,904        $117,939         $92,632
   Reserve coverage on financing receivables                  2.63%           2.63%          2.63%           2.63%           2.63%
   Insurance premiums written                             $  8,185        $  6,158       $  3,962        $  3,956         $ 2,900


<F1> Equity excludes net unrealized gains and losses on investment securities.
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations reflect the results of Kidder, Peabody, the GECS securities broker-dealer, in 1994, 1993 and 1992, and the results of discontinued GE Aerospace  businesses in 1993 and 1992. The 1993 accounting  change represents the adoption of SFAS No.
112,  EMPLOYERS'  ACCOUNTING FOR  POSTEMPLOYMENT  BENEFITS.  "GE" means the basis of  consolidation  as described in note 1 to the consolidated financial statements;  "GECS" means General Electric Capital Services,  Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "consolidated information."
----------------------------------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 46

================================================================================
MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

The financial data in this report, including the audited financial statements, have been prepared by management using the best available information and applying judgment. Accounting principles used in preparing the financial statements are those that are generally accepted in the United States.

   Management believes that a sound, dynamic system of internal financial controls that balances benefits and costs provides a vital ingredient for Company quality programs as well as the best safeguard for Company assets. Professional financial managers are responsible for implementing and overseeing the financial control system, reporting on management's stewardship of the assets entrusted to it by share owners and maintaining accurate records.

   GE is dedicated to the highest standards of integrity, ethics and social responsibility. This dedication is reflected in written policy statements covering, among other subjects, environmental protection, potentially conflicting outside interests of employees, compliance with antitrust laws, proper business practices, and adherence to the highest standards of conduct and practices in transactions with the U.S. government. Management continually emphasizes to all employees that even the appearance of impropriety can erode public confidence in the Company. Ongoing education and communication programs and review activities, such as those conducted by the Company's Policy Compliance Review Board, are designed to create a strong compliance culture -- one that encourages employees to raise their policy questions and concerns and that prohibits retribution for doing so.

   KPMG Peat Marwick LLP provide an objective, independent review of management's discharge of its obligations relating to the fairness of reporting operating results and financial condition. Their report for 1996 appears below.

   The Audit Committee of the Board (consisting solely of Directors from outside
GE) maintains an ongoing appraisal -- on behalf of share owners -- of the activities and independence of the Company's independent auditors, the activities of its internal audit staff, financial reporting process, internal financial controls and compliance with key Company policies.





John F. Welch, Jr.            Dennis D. Dammerman
Chairman of the Board and     Senior Vice President, Finance, and
Chief Executive Officer       Chief Financial Officer

February 7, 1997


================================================================================
                          INDEPENDENT AUDITORS' REPORT



TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14 (a)1 on page 17. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)2 on page 18. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG Peat Marwick LLP
Stamford, Connecticut

February 7, 1997

ANNUAL REPORT PAGE 47

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

====================================================
1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements represent the adding together of all affiliates -- companies that General Electric directly or indirectly controls, either through majority ownership or otherwise. Results of associated companies -- generally companies that are 20% to 50% owned and over which GE, directly or indirectly, has significant influence -- are included in the financial statements on a "one-line" basis.

FINANCIAL STATEMENT PRESENTATION. Financial data and related measurements are presented in the following categories.

* GE. This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose continuing operations are presented on a one-line basis.

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

   Certain prior-year amounts have been reclassified to conform to the 1996 presentation.

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

GECS REVENUES FROM OPERATIONS (EARNED INCOME). Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost-recovery basis as conditions warrant.

   Financing lease income is recorded on the interest method so as to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms.

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

   Premium income from insurance activities is discussed under GECS insurance accounting policies on page 48.

DEPRECIATION AND AMORTIZATION. The cost of most of GE's manufacturing plant and equipment is depreciated using an accelerated method based primarily on a sum-of-the-years digits formula.

   The cost of GECS equipment leased to others on operating leases is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or over the estimated economic life of the equipment. Depreciation of property and equipment used by GECS is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

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

CASH AND EQUIVALENTS. Marketable securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

INVESTMENT SECURITIES. Investments in debt securities that are not cash equivalents and marketable equity securities have been designated as available for sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.

INVENTORIES. All inventories are stated at the lower of cost or realizable values. Cost for virtually all of GE's U.S. inventories is stated on a last-in, first-out (LIFO) basis. Cost of other inventories is primarily determined on a first-in, first-out (FIFO) basis.

ANNUAL REPORT PAGE 48

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

   Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. Both GE and GECS require all other swaps, as well as futures, options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

   Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

GECS INSURANCE ACCOUNTING POLICIES. Accounting policies for GECS insurance businesses are as follows:

PREMIUM INCOME. Insurance premiums are reported as earned income as follows:

* For property and casualty and accident and health risks contracts (including financial guaranty insurance), premiums are reported as earned income, generally on a pro rata basis, over the terms of related insurance policies or reinsurance treaties.

* For retrospectively rated reinsurance contracts, premium adjustments are recorded based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported reserves.

* For term and whole life contracts, premiums are reported as earned income when due under terms of respective policies.

* For annuity and investment contracts -- contracts that do not have significant mortality or morbidity risk -- premiums are not reported as revenues, but as liabilities (included in "Insurance liabilities, reserves and annuity benefits") and are adjusted according to terms of the respective policies.

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized systematically over the respective policy terms.

* For property and casualty and accident and health risks (including financial guaranty insurance), these costs are amortized pro rata over the contract periods in which the related premiums are earned.

* For term and whole life contracts, these costs are amortized over the respective contract periods in proportion to either anticipated premium income or gross profit, as appropriate.

* For annuity and investment contracts, these costs are amortized on the basis of anticipated gross profits.

Periodically, deferred policy acquisition costs are reviewed for recoverability; anticipated investment income is considered in making recoverability evaluations.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits (PVFP). Amortization of PVFP is based on gross profit projections from the underlying contracts, adjusted to reflect actual experience and any impairment.

====================================================
2  DISCONTINUED OPERATIONS

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


--------------------------------------------------------------------------------
(In millions)                                                              1994
--------------------------------------------------------------------------------
Revenues                                                                $ 4,578
                                                                        =======
Loss before income taxes                                                $  (551)

Income tax benefit                                                          230
                                                                        -------
Loss from discontinued operations                                          (321)
Provision for loss-- net of income tax benefit of $266                     (868)
                                                                        -------
Loss from GECS securities broker-dealer                                 $(1,189)
                                                                        =======
--------------------------------------------------------------------------------

   The 1994 provision of $868 million after taxes, shown in the summary above, was related to exit costs associated with liquidation of Kidder, Peabody. This liquidation has been substantially complete since mid-1995. In 1996, regulatory authorities permitted Kidder, Peabody to de-register as a broker-dealer, releasing approximately $900 million of investments that were used to repay Kidder, Peabody borrowings.

ANNUAL REPORT PAGE 49

====================================================
3 GE OTHER INCOME

--------------------------------------------------------------------------------
(In millions)                                        1996        1995       1994
--------------------------------------------------------------------------------
Royalty and technical agreements                    $ 391       $ 453      $ 395
Associated companies                                   50         111        115
Marketable securities and
   bank deposits                                       72          70         77
Customer financing                                     29          26         28
Other investments
   Dividends                                           79          62         62
   Interest                                            18          18         21
Other items                                           (10)         13         85
                                                    -----       -----      -----
                                                    $ 629       $ 753      $ 783
                                                    =====       =====      =====
                                                                           -----
--------------------------------------------------------------------------------

====================================================
4  GECS REVENUES FROM OPERATIONS

--------------------------------------------------------------------------------
(In millions)                                     1996         1995         1994
--------------------------------------------------------------------------------
Time sales, loan and other income              $13,236      $10,462      $ 7,698
Operating lease rentals                          4,341        4,080        3,802
Financing leases                                 3,485        3,176        2,539
Investment income                                3,506        2,542        2,011
Premium and commission income of
   insurance affiliates                          8,145        6,232        3,825
                                               -------      -------      -------
                                               $32,713      $26,492      $19,875
                                               =======      =======      =======
--------------------------------------------------------------------------------

   Included in earned income from financing leases were pretax gains on the sale of equipment at lease completion of $115 million in 1996, $191 million in 1995 and $180 million in 1994.

====================================================
5  SUPPLEMENTAL COST DETAILS

Total expenditures for research and development were $1,886 million, $1,892 million and $1,741 million in 1996, 1995 and 1994, respectively. The Company-funded portion aggregated $1,421 million in 1996, $1,299 million in 1995 and $1,176 million in 1994.

   Rental expense under operating leases is shown below.

--------------------------------------------------------------------------------
(In millions)                                 1996           1995           1994
--------------------------------------------------------------------------------
GE                                            $512           $523           $514
GECS                                           547            524            468
--------------------------------------------------------------------------------

   At December 31, 1996, minimum rental commitments under noncancelable operating leases aggregated $2,525 million and $3,112 million for GE and GECS, respectively. Amounts payable over the next five years are shown below.

--------------------------------------------------------------------------------
(In millions)                   1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
GE                              $401       $342       $274       $197       $173
GECS                             471        415        375        327        302
--------------------------------------------------------------------------------

   GE's selling, general and administrative expense totaled $6,274 million in 1996, $5,743 million in 1995 and $5,211 million in 1994. Insignificant amounts of interest were capitalized by GE and GECS in 1996, 1995 and 1994.

====================================================
6  PENSION BENEFITS

GE and its affiliates sponsor a number of pension plans. Principal pension plans are discussed below; other pension plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

   The GE Pension Plan covers substantially all GE employees in the United States as well as approximately two-thirds of such GECS employees. Generally, benefits are based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1996, the GE Pension Plan covered approximately 471,000 participants, including 137,000 employees, 150,000 former employees with vested rights to future benefits, and 184,000 retirees and beneficiaries receiving benefits.

   The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

   Details of income for principal pension plans follow.

--------------------------------------------------------------------------------
PENSION PLAN INCOME
(In millions)                                        1996       1995       1994
--------------------------------------------------------------------------------
Actual return on plan assets                      $ 4,916    $ 5,439    $   316
Unrecognized portion of return                     (2,329)    (3,087)     1,951
Service cost for benefits earned<F1>                 (550)      (469)      (496)
Interest cost on benefit obligation                (1,593)    (1,580)    (1,491)
Amortization                                          265        394        294
                                                  -------    -------    -------
Total pension plan income                         $   709    $   697    $   574
                                                  =======    =======    =======
--------------------------------------------------------------------------------

<F1> Net of employee contributions.
--------------------------------------------------------------------------------

   Actual return on trust assets in 1996 was 17%, compared with the 9.5% assumed return on such assets. The effect of this higher return will be recognized in future years.

ANNUAL REPORT PAGE 50

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


--------------------------------------------------------------------------------
FUNDED STATUS OF PENSION PLANS
--------------------------------------------------------------------------------
December 31 (In millions)                                   1996            1995
--------------------------------------------------------------------------------
Market-related value of assets                           $29,402         $27,795
Projected benefit obligation                              23,251          23,119
--------------------------------------------------------------------------------

   The market-related value of pension assets recognizes market appreciation or depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represents about 5% of trust assets.

   An analysis of amounts shown in the Statement of Financial Position is shown below.

--------------------------------------------------------------------------------
PREPAID PENSION ASSET
December 31 (In millions)                                  1996            1995
--------------------------------------------------------------------------------
Current value of trust assets                          $ 33,686        $ 30,200
Add (deduct) unamortized balances
   SFAS No. 87 transition gain                             (615)           (769)
   Experience gains                                      (5,357)         (2,127)
   Plan amendments                                        1,012             523
Projected benefit obligation                            (23,251)        (23,119)
Pension liability                                           637             564
                                                       --------        --------
PREPAID PENSION ASSET                                  $  6,112        $  5,272
                                                       ========        ========

--------------------------------------------------------------------------------

   The accumulated benefit obligation was $22,176 million and $22,052 million at year-end 1996 and 1995, respectively; the vested benefit obligation was approximately equal to the accumulated benefit obligation at the end of both years.

ACTUARIAL ASSUMPTIONS AND TECHNIQUES used to determine costs and benefit obligations for principal pension plans follow.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTION
December 31                                                1996            1995
--------------------------------------------------------------------------------
Discount rate                                               7.5%            7.0%
Compensation increases                                      4.5             4.0
Return on assets for the year                               9.5             9.5
--------------------------------------------------------------------------------

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over employees' average future service period.

====================================================
7 RETIREE HEALTH AND LIFE BENEFITS

GE and its affiliates sponsor a number of retiree health and life insurance benefit plans. Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Retirees share in the cost of their health care benefits. Benefit provisions are subject to collective bargaining. At the end of 1996, these plans covered approximately 250,000 retirees and dependents.

   Details of cost for principal retiree benefit plans follow.

--------------------------------------------------------------------------------
COST OF RETIREE BENEFIT PLANS
(In millions)                                      1996        1995        1994
--------------------------------------------------------------------------------
RETIREE HEALTH PLANS
Service cost for benefits earned                  $  77       $  73       $  78
Interest cost on benefit obligation                 166         189         191
Amortization                                       --           (12)         (4)
                                                  -----       -----       -----
Retiree health plan cost                            243         250         265
                                                  -----       -----       -----
RETIREE LIFE PLANS
Service cost for benefits earned                     16          13          24
Interest cost on benefit obligation                 106         108         105
Actual return on plan assets                       (225)       (329)         (2)
Unrecognized portion of return                       93         206        (120)
Amortization                                         12           1           8
                                                  -----       -----       -----
Retiree life plan cost (income)                       2          (1)         15
                                                  -----       -----       -----
TOTAL COST                                        $ 245       $ 249       $ 280
                                                  =====       =====       =====
--------------------------------------------------------------------------------

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. GE funds retiree life insurance benefits at its discretion and within limits imposed by tax laws.

--------------------------------------------------------------------------------
FUNDED STATUS OF RETIREE BENEFIT PLANS
December 31 (In millions)                                       1996        1995
--------------------------------------------------------------------------------
Market-related value of assets                                $1,487      $1,430
Accumulated postretirement benefit obligation                  3,954       4,089
--------------------------------------------------------------------------------

   The market-related value of assets of retiree life plans recognizes market appreciation or depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represents about 3% of trust assets.

ANNUAL REPORT PAGE 51

   An analysis of amounts shown in the Statement of Financial Position is shown below.

----------------------------------------------------------------------------------------
RETIREE BENEFIT LIABILITY/ASSET                     Health plans           Life plans
                                                ------------------    ------------------
December 31 (In millions)                          1996       1995       1996       1995
----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
     Retirees and dependents                    $ 1,889    $ 1,984    $ 1,305    $ 1,314
     Employees eligible to retire                    86         95         45         53
     Other employees                                440        451        189        192
                                                -------    -------    -------    -------
                                                  2,415      2,530      1,539      1,559
Add (deduct) unamortized balances
     Experience losses                             (195)      (292)       (41)      (199)
     Plan amendments                                157        177        109        119
Current value of trust assets                      --         --       (1,682)    (1,556)
                                                -------    -------    -------    -------
RETIREE BENEFIT LIABILITY (PREPAID ASSET)       $ 2,377    $ 2,415    $   (75)   $   (77)
                                                =======    =======    =======    =======
----------------------------------------------------------------------------------------

ACTUARIAL ASSUMPTIONS AND TECHNIQUES used to determine costs and benefit obligations for principal retiree benefit plans are shown below.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
December 31                                                1996            1995
--------------------------------------------------------------------------------
Discount rate                                               7.5%            7.0%
Compensation increases                                      4.5             4.0
Health care cost trend <F1>                                 8.0             8.5
Return on assets for the year                               9.5             9.5
--------------------------------------------------------------------------------

<F1> Gradually declining to 5.0% after 2002.
--------------------------------------------------------------------------------

   Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1996, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over employees' average future service period.

====================================================
8 GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.

--------------------------------------------------------------------------------
(In millions)                                    1996         1995         1994
--------------------------------------------------------------------------------
Balance at January 1                          $ 2,519      $ 2,062      $ 1,730
Provisions charged to operations                1,033        1,117          873
Net transfers related to companies
   acquired or sold                               139          217          199
Amounts written off -- net                       (998)        (877)        (740)
                                              -------      -------      -------
Balance at December 31                        $ 2,693      $ 2,519      $ 2,062
                                              =======      =======      =======
--------------------------------------------------------------------------------

   All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when 6 to 12 months delinquent, although any balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

ANNUAL REPORT PAGE 52

====================================================
9 PROVISION FOR INCOME TAXES

--------------------------------------------------------------------------------
(In millions)                                   1996          1995          1994
--------------------------------------------------------------------------------
GE
Estimated amounts payable                     $2,235        $1,696        $1,305
Deferred tax expense from
   temporary differences                          60           363           577
                                              ------        ------        ------
                                               2,295         2,059         1,882
                                              ------        ------        ------
GECS
Estimated amounts payable                        164           434           447
Deferred tax expense from
   temporary differences                       1,067           671           417
                                              ------        ------        ------
                                               1,231         1,105           864
                                              ------        ------        ------
CONSOLIDATED
Estimated amounts payable                      2,399         2,130         1,752
Deferred tax expense from
   temporary differences                       1,127         1,034           994
                                              ------        ------        ------
                                              $3,526        $3,164        $2,746
                                              ======        ======        ======
--------------------------------------------------------------------------------

   GE includes GECS in filing a consolidated U.S. federal income tax return. The GECS provision for estimated taxes payable includes its effect on the consolidated return.

   Estimated consolidated amounts payable includes amounts applicable to non-U.S. jurisdictions of $1,204 million, $721 million and $453 million in 1996, 1995 and 1994, respectively.

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

   Consolidated U.S. income before taxes was $8.0 billion in 1996, $7.6 billion in 1995 and $7.3 billion in 1994. The corresponding amounts for non-U.S. based operations were $2.8 billion in 1996, $2.1 billion in 1995 and $1.4 billion in 1994.

---------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL                    Consolidated                       GE                           GECS
STATUTORY TAX RATE TO ACTUAL RATE          -------------------------     --------------------------    --------------------------
                                            1996      1995      1994      1996      1995      1994      1996      1995      1994
---------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate      35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
                                           ------    ------    ------    ------    ------    ------    ------    ------    ------
Increase (reduction) in rate resulting from:
      Inclusion of after-tax earnings
         of GECS in before-tax
         earnings of GE                     --        --        --       (10.3)     (9.8)     (9.4)     --        --        --
      Amortization of goodwill               1.1       1.1       1.1       0.8       0.8       0.8       1.2       1.1       1.0
      Tax-exempt income                     (2.0)     (2.1)     (2.4)     --        --        --        (5.4)     (5.8)     (6.9)
      Foreign Sales Corporation
         tax benefits                       (0.7)     (0.9)     (1.1)     (0.6)     (1.1)     (1.2)     (0.3)     --        --
      Dividends received, not
         fully taxable                      (0.6)     (0.5)     (0.5)     (0.2)     (0.2)     (0.3)     (1.1)     (0.8)     (0.8)
     All other-- net                        (0.2)     (0.1)     (0.4)     (0.7)     (0.8)     (0.8)      1.0       1.9       1.0
                                           ------    ------    ------    ------    ------    ------    ------    ------    ------
                                            (2.4)     (2.5)     (3.3)    (11.0)    (11.1)    (10.9)     (4.6)     (3.6)     (5.7)
                                           ------    ------    ------    ------    ------    ------    ------    ------    ------
Actual income tax rate                      32.6%     32.5%     31.7%     24.0%     23.9%     24.1%     30.4%     31.4%     29.3%
                                           ======    ======    ======    ======    ======    ======    ======    ======    ======
---------------------------------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 53

====================================================
10 GECS INVESTMENT SECURITIES

-------------------------------------------------------------------------------------
                                                      Gross       Gross
                                       Amortized unrealized  unrealized     Estimated
(In millions)                               cost      gains      losses    fair value
-------------------------------------------------------------------------------------
DECEMBER 31, 1996
Debt securities
   U.S. corporate                       $ 22,080   $    308    $   (641)     $ 21,747
   State and municipal                    10,232        399         (34)       10,597
   Mortgage-backed                        11,072        297        (108)       11,261
   Corporate -- non-U.S                    5,587        142         (13)        5,716
   Government -- non-U.S                   3,347         99          (2)        3,444
   U.S. government and federal agency      2,340         34          (7)        2,367
Equity securities                          4,117        677         (54)        4,740
                                        --------   --------    --------      --------
                                        $ 58,775   $  1,956    $   (859)     $ 59,872
                                        ========   ========    ========      ========
DECEMBER 31, 1995
Debt securities
   U.S. corporate                       $ 12,313   $    463    $    (63)     $ 12,713
   State and municipal                     9,460        570         (11)       10,019
   Mortgage-backed                         5,991        255         (65)        6,181
   Corporate-- non-U.S                     3,764         98         (34)        3,828
   Government-- non-U.S                    3,123        115          (3)        3,235
   U.S. government and federal agency      1,817         77          (3)        1,891
Equity securities                          2,843        412         (59)        3,196
                                        --------   --------    --------      --------
                                        $ 39,311   $  1,990    $   (238)     $ 41,063
                                        ========   ========    ========      ========
-------------------------------------------------------------------------------------

   The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages. Mortgage-backed securities are subject to prepayment risk, which affects yield but does not impair recovery of principal.

   At December 31, 1996, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

--------------------------------------------------------------------------------
GECS CONTRACTUAL MATURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)
                                                        Amortized      Estimated
(In millions)                                                cost     fair value
--------------------------------------------------------------------------------
Due in
   1997                                                   $ 2,569        $ 2,579
   1998-2001                                               10,705         10,261
   2002-2006                                               10,749         11,052
   2007 and later                                          19,563         19,979
--------------------------------------------------------------------------------

   It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1996 were $11,868 million ($11,017 million in 1995 and $5,821 million in 1994). Gross realized gains were $638 million in 1996 ($503 million in 1995 and $281 million in 1994). Gross realized losses were $190 million in 1996 ($157 million in 1995 and $112 million in 1994).

====================================================
11 GE CURRENT RECEIVABLES

--------------------------------------------------------------------------------
December 31 (In millions)                                 1996             1995
--------------------------------------------------------------------------------
Aircraft Engines                                       $ 1,389          $ 1,373
Appliances                                                 713              595
Broadcasting                                               698              556
Industrial Products and Systems                          1,574            1,525
Materials                                                1,068            1,322
Power Generation                                         2,463            2,334
Technical Products and Services                            698              692
All Other                                                   86               94
Corporate                                                  377              631
                                                       -------          -------
                                                         9,066            9,122
Less allowance for losses                                 (240)            (231)
                                                       -------          -------
                                                       $ 8,826          $ 8,891
                                                       =======          =======
--------------------------------------------------------------------------------

   Of receivables balances at December 31, 1996 and 1995, before allowance for losses, $6,629 million and $6,582 million, respectively, were from sales of goods and services to customers, and $290 million and $293 million, respectively, were from transactions with associated companies.

   Current receivables of $326 million at year-end 1996 and $322 million at year-end 1995 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer. About 5% of GE's sales of goods and services were to the U.S. government in 1996 (about 5% and 6% in 1995 and 1994, respectively).

====================================================
12 GE INVENTORIES

--------------------------------------------------------------------------------
December 31 (In millions)                                  1996            1995
--------------------------------------------------------------------------------
Raw materials and work in process                       $ 3,028         $ 3,205
Finished goods                                            2,404           2,277
Unbilled shipments                                          258             258
                                                        -------         -------
                                                          5,690           5,740
Less revaluation to LIFO                                 (1,217)         (1,345)
                                                        -------         -------
                                                        $ 4,473         $ 4,395
                                                        =======         =======
--------------------------------------------------------------------------------

   LIFO revaluations decreased $128 million in 1996, compared with decreases of $87 million in 1995 and $197 million in 1994. Included in these changes were decreases of $58 million, $88 million and $72 million in 1996, 1995 and 1994, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in 1996 and 1994, and no cost change in 1995. As of December 31, 1996, GE is obligated to acquire raw materials at market prices through the year 2003 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

ANNUAL REPORT PAGE 54

====================================================
13 GECS FINANCING RECEIVABLES (INVESTMENTS IN TIME
   SALES, LOANS AND FINANCING LEASES)

--------------------------------------------------------------------------------
December 31 (In millions)                                 1996             1995
--------------------------------------------------------------------------------
TIME SALES AND LOANS
Consumer services                                    $  40,479        $  33,430
Specialized financing                                   14,584           18,230
Mid-market financing                                     9,914            8,795
Equipment management                                       760            1,371
Specialty insurance                                        339              189
                                                     ---------        ---------
                                                        66,076           62,015
Deferred income                                         (3,244)          (2,424)
                                                     ---------        ---------
   Time sales and loans -- net                          62,832           59,591
                                                     ---------        ---------
INVESTMENT IN FINANCING LEASES
Direct financing leases                                 36,576           33,291
Leveraged leases                                         2,999            2,909
                                                     ---------        ---------
   Investment in financing leases                       39,575           36,200
                                                     ---------        ---------
                                                       102,407           95,791
Less allowance for losses                               (2,693)          (2,519)
                                                     ---------        ---------
                                                     $  99,714        $  93,272
                                                     =========        =========
--------------------------------------------------------------------------------

   Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1996 and 1995, specialized financing and consumer services loans included $12,075 million and $13,405 million, respectively, for commercial real estate loans. Note 17 contains information on airline loans and leases.

   At December 31, 1996, contractual maturities for time sales and loans were $28,128 million in 1997; $12,504 million in 1998; $7,255 million in 1999; $5,279 million in 2000; $3,743 million in 2001; and $9,167 million thereafter -- aggregating $66,076 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

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

   At December 31, 1996, contractual maturities for rentals receivable under financing leases were $12,890 million in 1997; $9,759 million in 1998; $6,716 million in 1999; $3,616 million in 2000; $2,071 million in 2001; and $8,744 million thereafter -- aggregating $43,796 million. As with time sales and loans, experience has shown that a portion of these receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

----------------------------------------------------------------------------------------------------------------------
NET INVESTMENT IN FINANCING LEASES                Total financing leases  Direct financing leases    Leveraged leases
                                                  ----------------------  ----------------------- --------------------
December 31 (In millions)                             1996        1995        1996        1995        1996        1995
----------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable           $ 54,009    $ 50,059    $ 40,555    $ 37,434    $ 13,454    $ 12,625
Less principal and interest on third-party
   nonrecourse debt                                (10,213)     (9,329)       --          --       (10,213)     (9,329)
                                                  --------    --------    --------    --------    --------    --------
   Net rentals receivable                           43,796      40,730      40,555      37,434       3,241       3,296
Estimated unguaranteed residual value
   of leased assets                                  6,248       5,768       4,906       4,630       1,342       1,138
Less deferred income                               (10,469)    (10,298)     (8,885)     (8,773)     (1,584)     (1,525)
                                                  --------    --------    --------    --------    --------    --------
INVESTMENT IN FINANCING LEASES (as shown above)     39,575      36,200      36,576      33,291       2,999       2,909
Less amounts to arrive at net investment
   Allowance for losses                               (720)       (745)       (641)       (669)        (79)        (76)
   Deferred taxes arising from financing leases     (7,488)     (6,243)     (4,077)     (3,215)     (3,411)     (3,028)
                                                  --------    --------    --------    --------    --------    --------
NET INVESTMENT IN FINANCING LEASES                $ 31,367    $ 29,212    $ 31,858    $ 29,407    $   (491)   $   (195)
                                                  ========    ========    ========    ========    ========    ========
----------------------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 55

   Nonearning consumer receivables, primarily private- label credit card receivables, amounted to $926 million and $671 million at December 31, 1996 and 1995, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced-earning receivables other than consumer receivables were $471 million and $464 million at year-end 1996 and 1995, respectively.

   "Impaired" loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans, and therefore applies principally to GECS commercial loans.

   Under these principles, GECS has two types of "impaired" loans as of December 31, 1996 and 1995: loans requiring allowances for losses ($583 million and $647 million, respectively) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($187 million and $220 million, respectively); allowances for losses on these loans were $222 million and $285 million, respectively. Average investment in these loans during 1996 and 1995 was $842 million and $1,037 million, respectively, before allowance for losses; interest income earned, principally on the cash basis, while they were considered impaired was $30 million and $49 million in 1996 and 1995, respectively.

====================================================
14 OTHER GECS RECEIVABLES

This account includes reinsurance recoverables of $4,403 million and $4,547 million and premiums receivable of $3,860 million and $3,001 million at year-end 1996 and 1995, respectively. Also included are amounts for accrued investment income, trade receivables, operating lease receivables, insurance policy loans and a variety of sundry items.

====================================================
15 PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)

--------------------------------------------------------------------------------
December 31 (In millions)                                       1996        1995
--------------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                                     $   476     $   496
   Buildings, structures and related equipment                 6,315       6,063
   Machinery and equipment                                    17,824      17,184
   Leasehold costs and manufacturing
     plant under construction                                  1,308       1,100
   Other                                                          27          24
                                                             -------     -------
                                                              25,950      24,867
                                                             -------     -------
   GECS
   Buildings and equipment                                     3,075       2,616
   Equipment leased to others
     Vehicles                                                  6,789       4,948
     Aircraft<F1>                                              6,647       5,682
     Marine shipping containers                                3,053       3,253
     Railroad rolling stock                                    2,093       1,811
     Other                                                     3,177       2,769
                                                             -------     -------
                                                              24,834      21,079
                                                             -------     -------
                                                             $50,784     $45,946
                                                             =======     =======
ACCUMULATED DEPRECIATION
   AND AMORTIZATION
   GE                                                        $15,118     $14,633
   GECS
     Buildings and equipment                                   1,246         964
     Equipment leased to others <F1>                           5,625       4,670
                                                             -------     -------
                                                             $21,989     $20,267
                                                             =======     =======
--------------------------------------------------------------------------------

<F1>Includes $190 and $101,  net, of commercial  aircraft  off-lease in 1996 and
    1995, respectively.
--------------------------------------------------------------------------------

   Amortization of GECS equipment leased to others was $1,848 million, $1,702 million and $1,435 million in 1996, 1995 and 1994, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1996 totaled $9,093 million and are due as follows: $2,908 million in 1997; $1,923 million in 1998; $1,128 million in 1999; $686 million in 2000; $446 million in 2001; and $2,002 million thereafter.

   Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Adoption of this standard on January 1, 1996, did not have a material effect on the financial position or results of operations of GE or GECS.

ANNUAL REPORT PAGE 56

====================================================
16 INTANGIBLE ASSETS

--------------------------------------------------------------------------------
December 31 (In millions)                                     1996          1995
--------------------------------------------------------------------------------
GE
Goodwill                                                   $ 6,676       $ 5,901
Other intangibles                                              691           742
                                                           -------       -------
                                                             7,367         6,643
                                                           -------       -------
GECS
Goodwill                                                     5,847         3,984
Present value of future profits (PVFP)                       2,438           624
Other intangibles                                              355           403
                                                           -------       -------
                                                             8,640         5,011
                                                           -------       -------
                                                           $16,007       $11,654
                                                           =======       =======
--------------------------------------------------------------------------------

   GE intangible assets are shown net of accumulated amortization of $2,637 million in 1996 and $2,347 million in 1995. GECS intangible assets are net of accumulated amortization of $1,988 million in 1996 and $1,352 million in 1995.

   GECS' year-end 1996 PVFP balance includes $1,896 million related to life insurance enterprises acquired during 1996. PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 11% to 8% of the year-end 1996 unamortized balance for each of the next five years.

====================================================
17 ALL OTHER ASSETS

--------------------------------------------------------------------------------
December 31 (In millions)                                    1996           1995
--------------------------------------------------------------------------------
GE
Investments
   Associated companies<F1>                               $ 1,526        $ 1,201
   Other                                                    1,591          1,672
                                                          -------        -------
                                                            3,117          2,873
Prepaid pension asset                                       6,112          5,272
Other                                                       3,948          3,756
                                                          -------        -------
                                                           13,177         11,901
                                                          -------        -------
GECS
Investments
   Assets acquired for resale                               2,993          3,558
   Associated companies<F1>                                 4,916          3,566
   Real estate ventures                                     2,469          2,004
   Other                                                    2,095          2,072
                                                          -------        -------
                                                           12,473         11,200
Separate accounts                                           3,516           --
Mortgage servicing rights                                   1,663          1,688
Deferred insurance acquisition costs                        1,720          1,336
Other                                                       2,662          1,868
                                                          -------        -------
                                                           22,034         16,092
                                                          -------        -------
                                                          $35,211        $27,993
                                                          =======        =======
--------------------------------------------------------------------------------

<F1>Includes advances.
--------------------------------------------------------------------------------

   In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1,514 million at year-end 1996 and $1,433 million at year-end 1995; and it had entered into commitments totaling $1,554 million and $1,505 million at year-end 1996 and 1995, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1996. GE sells certain long-term receivables from the airline industry with recourse. Proceeds from such sales amounted to $141 million in 1996 and $297 million in 1995. No receivables were sold in 1994. Balances outstanding were $424 million and $487 million at December 31, 1996 and 1995, respectively. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1996 and 1995, the balance of such GECS loans, leases and equipment leased to others was $8,240 million and $8,337 million, respectively. In addition, at December 31, 1996, GECS had issued financial guarantees and funding commitments of $221 million ($409 million at year-end 1995) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $6.5 billion.

   At year-end 1996, the National Broadcasting Company had $7,744 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic games, and commitments under long-term television station affiliation agreements that require payments through the year 2008.

   In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guarantees totaling $3,250 million at year-end 1996 and $2,462 million at year-end 1995.

   Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 20.

   SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Impairment, if any, is recognized as a charge to earnings. Adoption of this standard on January 1, 1996, did not have a material effect on the financial position or results of operations of GE or GECS.

ANNUAL REPORT PAGE 57

====================================================
18 GE ALL OTHER CURRENT COSTS AND EXPENSES ACCRUED

At year-end 1996 and 1995, this account included taxes accrued of $2,487 million and $1,598 million, respectively, and compensation and benefit accruals of $1,315 million and $1,233 million, respectively. Also included are amounts for product warranties, estimated costs on shipments billed to customers and a variety of sundry items.

====================================================
19 BORROWINGS


--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
                                    1996                         1995
                          -----------------------      -------------------------
December 31                              Average                     Average
(In millions)               Amount          rate         Amount         rate
--------------------------------------------------------------------------------
GE
Commercial paper (U.S.)   $    914          5.41%      $     40         5.72%
Payable to banks               204          8.58            266         8.18
Current portion of
   long-term debt              551          6.39<F1>        697         7.49<F1>
Other                          670                          300
                          --------                      -------
                             2,339                        1,666
                          --------                      -------
GECS
Commercial paper
   U.S                      50,435          5.68         37,432         5.82
   Non-U.S                   3,737          4.30          3,796         6.33
Current portion of
   long-term debt           16,471          6.17<F1>     15,719         6.51<F1>
Other                        7,302                        5,861
                          --------                      -------
                            77,945                       62,808
                          --------                      -------
ELIMINATIONS                   (84)                         (11)
                          --------                      -------
                          $ 80,200                      $64,463
                          ========                      =======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                              1996
December 31                average
(In millions)                 rate<F1>   Maturities            1996       1995
--------------------------------------------------------------------------------
GE

Senior notes                  7.91%       1998-2000         $    506   $    988
Payable to banks              7.56        1998-2005              312        482
Industrial development/
   pollution control
   bonds                      3.63        1998-2019              244        260
Other <F2>                                                       648        547
                                                            --------     -------
                                                               1,710      2,277
                                                            --------     -------
GECS
Senior notes                  6.18        1998-2055           46,680     47,794
Subordinated notes <F3>       7.88        2006-2035              996        996
                                                            --------     -------
                                                              47,676     48,790
                                                            --------     -------
ELIMINATIONS                                                    (140)       (40)
                                                            --------   --------
                                                            $ 49,246   $ 51,027
                                                            ========   ========
--------------------------------------------------------------------------------

<F1> Includes the effects of associated interest rate and currency swaps.

<F2>  Includes a variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.

<F3>  Guaranteed by GE.
--------------------------------------------------------------------------------

   Borrowings of GE and GECS are addressed below from two perspectives -- liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 30.

LIQUIDITY requirements of GE and GECS are principally met through the credit markets. Maturities of long-term borrowings during the next five years follow.

--------------------------------------------------------------------------------
(In millions)                   1997       1998       1999       2000       2001
--------------------------------------------------------------------------------

GE                           $   551    $ 1,043    $    49    $    70    $    36

GECS                          16,471     14,414      7,986      5,433      3,773
--------------------------------------------------------------------------------

   Confirmed credit lines of approximately $3.6 billion had been extended to GE by 23 banks at year-end 1996. Substantially all of GE's credit lines are available to GECS and its affiliates in addition to their own credit lines.

   At year-end 1996, GECS and its affiliates had committed lines of credit aggregating $20.4 billion, including $11.2 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $1.7 billion of GE Capital's credit lines is available for use by GE.

   During 1996, neither GE nor GECS borrowed under any of these credit lines. Both GE and GECS compensate certain banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

INTEREST RATES ARE MANAGED by GECS in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

   The following table shows GECS borrowing positions considering the effects of swaps.

--------------------------------------------------------------------------------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
December 31 (In millions)                                     1996          1995
--------------------------------------------------------------------------------
Short-term                                                 $46,450       $38,508
                                                           =======       =======
Long-term (including current portion)
   Fixed rate <F1>                                         $56,190       $49,582
   Floating rate                                            22,981        23,508
                                                           -------       -------
Total long-term                                            $79,171       $73,090
                                                           =======       =======
--------------------------------------------------------------------------------

<F1> Includes  the  notional  amount  of  long-term  interest  rate  swaps  that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.
--------------------------------------------------------------------------------

   At December 31, 1996, interest rate swap maturities ranged from 1997 to 2029, and weighted average interest rates for "synthetic" fixed-rate borrowings were 6.45% (6.62% at year-end 1995).

ANNUAL REPORT PAGE 58

====================================================
20 GECS INSURANCE LIABILITIES, RESERVES AND
   ANNUITY BENEFITS

--------------------------------------------------------------------------------
December 31 (In millions)                                      1996         1995
--------------------------------------------------------------------------------
Annuity and investment contract benefits                    $20,210      $14,007
Life insurance benefits and other <F1>                       19,784        9,223
Unpaid claims and claims adjustment expenses                 13,184       12,662
Unearned premiums                                             4,633        3,807
Separate accounts (see note 17)                               3,516         --
                                                            -------      -------
                                                            $61,327      $39,699
                                                            =======      =======
--------------------------------------------------------------------------------

<F1> Life  insurance  benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1996 and 1995.
--------------------------------------------------------------------------------

     The liability for unpaid claims and claims adjustment expenses, principally property and casualty reserves, consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses. A summary of activity for this liability follows.

--------------------------------------------------------------------------------
(In millions)                                  1996          1995          1994
--------------------------------------------------------------------------------
Balance at January 1-- gross               $ 12,662      $  7,032      $  6,405
Less reinsurance recoverables                (1,853)       (1,084)       (1,142)
                                           --------      --------      --------
Balance at January 1-- net                   10,809         5,948         5,263
Claims and expenses incurred
   Current year                               4,087         3,268         2,016
   Prior years                                  104           492           558
Claims and expenses paid
   Current year                              (1,357)         (706)         (543)
   Prior years                               (2,373)       (1,908)       (1,432)
Claim reserves related to
   acquired companies                           309         3,696            49
Other                                          (217)           19            37
                                           --------      --------      --------
Balance at December 31-- net                 11,362        10,809         5,948
Add reinsurance recoverables                  1,822         1,853         1,084
                                           --------      --------      --------
Balance at December 31-- gross             $ 13,184      $ 12,662      $  7,032
                                           ========      ========      ========
--------------------------------------------------------------------------------

   Prior-year claims and expenses incurred in the above table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

   Financial guarantees and credit life risk of insurance affiliates are summarized below.

--------------------------------------------------------------------------------
December 31 (In millions)                                  1996            1995
--------------------------------------------------------------------------------
Guarantees, principally on municipal
   bonds and structured finance issues                $ 140,575       $ 119,516
Mortgage insurance risk in force                         36,279          32,599
Credit life insurance risk in force                      25,961          13,670
Less reinsurance                                        (32,413)        (21,749)
                                                      ---------       ---------
                                                      $ 170,402       $ 144,036
                                                      =========       =========
--------------------------------------------------------------------------------

   Insurance risk is ceded on both a pro rata and an excess basis. When GECS cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

   The effects of reinsurance on premiums written and premiums and commissions earned were as follows:

--------------------------------------------------------------------------------
(In millions)                                  1996          1995          1994
--------------------------------------------------------------------------------
PREMIUMS WRITTEN
Direct                                      $ 3,926       $ 2,984       $ 1,816
Assumed                                       5,455         3,978         2,696
Ceded                                        (1,196)         (804)         (550)
                                            -------       -------       -------
                                            $ 8,185       $ 6,158       $ 3,962
                                            =======       =======       =======
PREMIUMS AND COMMISSIONS EARNED
Direct                                      $ 3,850       $ 2,604       $ 1,787
Assumed                                       5,353         4,414         2,596
Ceded                                        (1,058)         (786)         (558)
                                            -------       -------       -------
                                            $ 8,145       $ 6,232       $ 3,825
                                            =======       =======       =======
--------------------------------------------------------------------------------
   Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $937 million, $459 million and $434 million for the years ended December 31, 1996, 1995 and 1994, respectively.

====================================================
21 GE ALL OTHER LIABILITIES

This account includes noncurrent compensation and benefit accruals at year-end 1996 and 1995 of $5,177 million and $4,858 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, product warranties and a variety of sundry items.

   Statement of Position No. 96-1, Environmental Remediation Liabilities, provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The early adoption of this standard as of January 1, 1996, did not have a material effect on the financial position or results of operations of GE.

   GE is involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on management's best estimate of undiscounted future costs excluding possible insurance recoveries. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of such range. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop a meaningful estimate of the reasonably possible aggregate environmental remediation exposure. However, even in the unlikely event that remediation costs amounted to the high end of the range of costs for each site, the resulting additional liability would not be material to GE's financial position, results of operations or liquidity.

ANNUAL REPORT PAGE 59

====================================================
22 DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.

--------------------------------------------------------------------------------
December 31 (In millions)                                  1996             1995
--------------------------------------------------------------------------------
ASSETS
GE                                                      $ 4,097          $ 3,851
GECS                                                      3,310            1,974
                                                        -------          -------
                                                          7,407            5,825
                                                        -------          -------
LIABILITIES
GE                                                        4,630            4,359
GECS                                                     11,050            9,176
                                                        -------          -------
                                                         15,680           13,535
                                                        -------          -------
NET DEFERRED TAX LIABILITY                              $ 8,273          $ 7,710
                                                        =======          =======
--------------------------------------------------------------------------------

   Principal components of the net deferred tax liability balances for GE and GECS are as follows:

--------------------------------------------------------------------------------
December 31 (In millions)                                  1996            1995
--------------------------------------------------------------------------------
GE
Provisions for expenses                                 $(2,740)        $(2,539)
Retiree insurance plans                                    (806)           (818)
Prepaid pension asset                                     2,139           1,845
Depreciation                                                836             928
Other -- net                                              1,104           1,092
                                                        -------         -------
                                                            533             508
                                                        -------         -------
GECS
Financing leases                                          7,488           6,243
Operating leases                                          1,833           1,485
Net unrealized gains on securities                          404             608
Allowance for losses                                     (1,184)           (852)
Insurance reserves                                         (787)           (218)
AMT credit carryforwards                                   (561)           --
Other-- net                                                 547             (64)
                                                        -------         -------
                                                          7,740           7,202
                                                        -------         -------
NET DEFERRED TAX LIABILITY                              $ 8,273         $ 7,710
                                                        =======         =======
--------------------------------------------------------------------------------

====================================================
23 MINORITY INTEREST IN EQUITY OF CONSOLIDATED
   AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by a subsidiary of GE Capital. The preferred stock pays cumulative dividends at variable rates. The liquidation preference of the preferred shares is summarized below.

--------------------------------------------------------------------------------
December 31 (In millions)                                  1996             1995
--------------------------------------------------------------------------------
GE Capital                                               $1,800           $1,800
GE Capital subsidiary                                       485              360
--------------------------------------------------------------------------------

   Dividend rates on the preferred stock ranged from 3.8% to 5.2% during 1996, from 4.2% to 5.2% during 1995 and from 2.3% to 4.9% during 1994.

====================================================
24 RESTRICTED NET ASSETS OF AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1996, net assets of regulated GECS affiliates amounted to $20.3 billion, of which $17.4 billion was restricted.

   At December 31, 1996 and 1995, the aggregate statutory capital and surplus of the insurance businesses totaled $10.2 billion and $7.7 billion, respectively. In preparing statutory statements, no significant permitted accounting practices are used that differ from prescribed accounting practices.

====================================================
25 SHARE OWNERS' EQUITY

--------------------------------------------------------------------------------
(In millions)                                    1996         1995         1994
--------------------------------------------------------------------------------
COMMON STOCK ISSUED
Balance at January 1                         $    594     $    594     $    584
Adjustment for stock split                       --           --              9
Newly issued stock                               --           --              1
                                             --------     --------     --------
Balance at December 31                       $    594     $    594     $    594
                                             ========     ========     ========
UNREALIZED GAINS (LOSSES) ON
   INVESTMENT SECURITIES -- NET               $   671     $  1,000     $   (810)
                                             ========     ========     ========
OTHER CAPITAL
Balance at January 1                         $  1,663     $  1,122     $    550
Currency translation adjustments                 (117)         127          180
Gains on treasury stock dispositions              952          414          215
Newly issued stock                               --           --            186
Adjustment for stock split                       --           --             (9)
                                             --------     --------     --------
Balance at December 31                       $  2,498     $  1,663     $  1,122
                                             ========     ========     ========
RETAINED EARNINGS
Balance at January 1                         $ 34,528     $ 30,793     $ 28,613
Net earnings                                    7,280        6,573        4,726
Dividends declared                             (3,138)      (2,838)      (2,546)
                                             --------     --------     --------
Balance at December 31                       $ 38,670     $ 34,528     $ 30,793
                                             ========     ========     ========
COMMON STOCK HELD IN TREASURY
Balance at January 1                         $  8,176     $  5,312     $  4,771
Purchases                                       4,842        4,016        1,124
Dispositions                                   (1,710)      (1,152)        (583)
                                             --------     --------     --------
Balance at December 31                       $ 11,308     $  8,176     $  5,312
                                             ========     ========     ========
--------------------------------------------------------------------------------

   In December 1996, GE's Board of Directors increased the authorization to repurchase Company common stock to $13 billion and authorized the program to continue through 1998. Funds used for the share repurchase will be generated largely from free cash flow. At year-end 1996, a total of 93.5 million shares having an aggregate cost of $6.4 billion had been repurchased under this program and placed into treasury.

ANNUAL REPORT PAGE 60

   Common shares issued and outstanding are summarized in the table below.

--------------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
December 31 (In thousands)                 1996            1995            1994
--------------------------------------------------------------------------------
Issued                                1,857,013       1,857,013       1,857,013
In treasury                            (212,471)       (190,501)       (151,046)
                                     ----------      ----------      ----------
Outstanding                           1,644,542       1,666,512       1,705,967
                                     ==========      ==========      ==========
--------------------------------------------------------------------------------

   The Proxy Statement for the 1997 Annual Meeting of Share Owners will include a proposal recommended by the Board of Directors on December 19, 1996, which, if approved by share owners, would (a) increase the number of authorized shares of common stock from 2,200,000,000 shares each with a par value of $0.32 to 4,400,000,000 shares each with a par value of $0.16 and (b) split each unissued and issued common share, including shares held in treasury, into two shares of common stock each with a par value of $0.16.

   GE has 50 million authorized shares of preferred stock ($1.00 par value), but no such shares have been issued.

   The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in other capital. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. Cumulative currency translation adjustments represented reductions of other capital of $56 million and $66 million in 1996 and 1994, respectively, and an addition to other capital of $61 million in 1995.

====================================================
26 OTHER STOCK-RELATED INFORMATION

--------------------------------------------------------------------------------
STOCK OPTION ACTIVITY                                         Average per share
                                                           ---------------------
                                      Shares subject        Exercise      Market
(Shares in thousands)                      to option           price       price
--------------------------------------------------------------------------------
Balance at December 31, 1993                  59,354       $   36.50   $   52.44
   Options granted <F1>                       15,134           50.66       50.66
   Replacement options                           340           36.44       36.44
   Options exercised                          (4,163)          30.35       50.58
   Options terminated                         (1,167)          44.04        --
                                              ------
Balance at December 31, 1994                  69,498           39.82       51.00
   Options granted                            12,089           55.88       55.88
   Replacement options                           753           41.82       41.82
   Options exercised                          (7,784)          31.44       59.21
   Options terminated                         (2,119)          47.33        --
                                              ------
Balance at December 31, 1995                  72,437           43.20       72.00
   Options granted                             9,517           84.77       84.77
   Replacement options                         4,311           52.67       52.67
   Options exercised                          (9,138)          35.39       86.50
   Options terminated                         (2,354)          52.38        --
                                              ------
Balance at December 31, 1996                  74,773           49.72       98.88
                                              ======
--------------------------------------------------------------------------------

<F1>Without adjusting for the effect of the 2-for-1 stock split in April 1994, the number of options granted during 1994 would have been 10,117.
--------------------------------------------------------------------------------

   Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in GE's current Proxy Statement. With certain restrictions, requirements for stock option shares can be met from either unissued or treasury shares.

   The replacement options replaced canceled SARs and have identical terms thereto. At year-end 1996, there were 3.3 million SARs outstanding at an average exercise price of $39.28. There were 4.2 million restricted stock shares and restricted stock units outstanding at year-end 1996.

   There were 31.1 million and 20.8 million shares available for grants of options, SARs, restricted stock and restricted stock units at December 31, 1996 and 1995, respectively. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

   Outstanding options and SARs expire on various dates through December 20, 2006. Restricted stock grants vest on various dates up to normal retirement of grantees.

   GE adopted the disclosure-only option under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as of December 31, 1995. If the accounting provisions of the new Statement had been adopted as of the beginning of 1995, the effects on 1995 and 1996 net earnings would have been immaterial. Further, based on current and anticipated use of stock options, it is not envisioned that the impact of the Statement's accounting provisions would be material in any future period.

   The following table summarizes information about stock options outstanding at December 31, 1996.

--------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING
(Shares in thousands)
                                  Outstanding                   Exercisable
                        ------------------------------     ---------------------
                                               Average                   Average
Exercise                           Average    exercise                  exercise
price range             Shares    life <F1>      price     Shares          price
--------------------------------------------------------------------------------
$21 5/8 - 33 15/16      10,778         3.4      $29.81      10,778        $29.81
$34 5/16 - 43 1/16      13,970         5.1       37.46      13,959         37.46
$43 1/4 - 51            19,815         6.9       47.43      11,477         45.63
$51 1/16 - 72 3/8       20,819         7.9       54.59       4,192         51.25
$75 3/4 - 102 1/4        9,391         9.6       84.83        --            --
                        ------                              ------
Total                   74,773         6.7       49.72      40,406         39.17
                        ======                              ======
--------------------------------------------------------------------------------

<F1>Average contractual life remaining in years.
--------------------------------------------------------------------------------

At year-end 1995, options with an average exercise price of $35.23 were exercisable on 37 million shares; at year-end 1994, options with an average exercise price of $33.43 were exercisable on 38 million shares.
--------------------------------------------------------------------------------

   Stock options expire 10 years from the date they are granted; options vest over service periods that range from one to five years.

ANNUAL REPORT PAGE 61

====================================================
27 SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

   "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

   "All other operating activities" in the Statement of Cash Flows consists principally of adjustments to current and noncurrent accruals of costs and expenses, increases and decreases in progress collections, amortization of premium and discount on debt, and adjustments to assets such as amortization of goodwill and intangibles.

   The Statement of Cash Flows excludes certain noncash transactions that had no significant effects on the investing or financing activities of GE or GECS.

   Certain supplemental information related to GE and GECS cash flows is shown below.

--------------------------------------------------------------------------------------------------------
For the years ended December 31 (In millions)                               1996        1995        1994
--------------------------------------------------------------------------------------------------------
GE
   NET PURCHASE OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase programs                $ (3,266)   $ (3,101)   $    (69)
   Other purchases                                                        (1,576)       (915)     (1,055)
   Dispositions (mainly to employee and dividend reinvestment plans)       2,519       1,493         771
                                                                        --------    --------    --------
                                                                        $ (2,323)   $ (2,523)   $   (353)
                                                                        ========    ========    ========
GECS
   FINANCING RECEIVABLES
   Increase in loans to customers                                       $(49,890)   $(46,154)   $(37,059)
   Principal collections from customers                                   49,923      44,840      31,264
   Investment in equipment for financing leases                          (14,427)    (17,182)    (10,528)
   Principal collections on financing leases                              11,158       8,821       8,461
   Net change in credit card receivables                                  (3,068)     (3,773)     (2,902)
   Sales of financing receivables with recourse                            4,026       2,139       1,239
                                                                        --------    --------    --------
                                                                        $ (2,278)   $(11,309)   $ (9,525)
                                                                        ========    ========    ========
   ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses          $(15,925)   $(14,452)   $ (8,663)
   Dispositions and maturities of securities by
      insurance and annuity businesses                                    14,018      12,460       6,338
   Proceeds from principal business dispositions                            --           575        --
   Other                                                                  (4,183)     (2,496)      2,501
                                                                        --------    --------    --------
                                                                        $ (6,090)   $ (3,913)   $    176
                                                                        ========    ========    ========
   NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                          $  5,061    $  2,545    $  3,214
   Long-term (longer than one year)                                       17,245      32,507      19,228
   Long-term subordinated                                                   --           298        --
   Proceeds-- nonrecourse, leveraged lease debt                              595       1,428          31
                                                                        --------    --------    --------
                                                                        $ 22,901    $ 36,778    $ 22,473
                                                                        ========    ========    ========
   REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING
      MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                          $(23,355)   $(16,075)   $(10,460)
   Long-term (longer than one year)                                       (1,025)       (678)       (930)
   Principal payments-- nonrecourse, leveraged lease debt                   (276)       (292)       (309)
                                                                        --------    --------    --------
                                                                        $(24,656)   $(17,045)   $(11,699)
                                                                        ========    ========    ========
   ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment and annuity contracts              $  2,561    $  1,754    $  1,207
   Preferred stock issued by GECS affiliates                                 155       1,045         240
   Redemption of investment and annuity contracts                         (2,688)     (2,540)     (1,264)
                                                                        --------    --------    --------
                                                                        $     28    $    259    $    183
                                                                        ========    ========    ========
OTHER
   GECS DISCONTINUED SECURITIES BROKER-DEALER OPERATIONS (SEE NOTE 2)
   Cash from operating activities                                       $    892    $  1,414    $  1,635
   Cash from (used for) investing activities                                 (93)         92         334
   Cash used for financing activities                                       (799)     (1,506)     (2,169)
                                                                        --------    --------    --------
                                                                            --          --      $   (200)
                                                                        ========    ========    ========
--------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 62


====================================================
28 INDUSTRY SEGMENTS

---------------------------------------------------------------------------------------------------------------------------------
                         REVENUES
(In millions)            For the years ended December 31
---------------------------------------------------------------------------------------------------------------------------------
                                   Total revenues                  Intersegment revenues                  External revenues
                         --------------------------------    --------------------------------    --------------------------------
                             1996        1995        1994        1996        1995        1994        1996        1995        1994
---------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines      $  6,302    $  6,098    $  5,714    $     86    $    115    $     43    $  6,216    $  5,983    $  5,671
   Appliances               6,375       5,933       5,965           5           4           3       6,370       5,929       5,962
   Broadcasting             5,232       3,919       3,361        --          --          --         5,232       3,919       3,361
   Industrial Products
      and Systems          10,412      10,194       9,406         455         436         368       9,957       9,758       9,038
   Materials                6,509       6,647       5,681          22          19          43       6,487       6,628       5,638
   Power Generation         7,257       6,545       5,933          65          57          44       7,192       6,488       5,889
   Technical Products
      and Services          4,692       4,424       4,285          23          19          18       4,669       4,405       4,267
   All Other                3,108       2,707       2,348        --          --          --         3,108       2,707       2,348
   Corporate items
      and eliminations       (322)       (286)       (195)       (656)       (650)       (519)        334         364         324
                         --------    --------    --------    --------    --------    --------    --------    --------    --------
     Total GE              49,565      46,181      42,498        --          --          --        49,565      46,181      42,498
                         --------    --------    --------    --------    --------    --------    --------    --------    --------
GECS
   Financing               23,742      19,042      14,932        --          --          --        23,742      19,042      14,932
   Specialty Insurance      8,966       7,444       4,926        --          --          --         8,966       7,444       4,926
   All Other                    5           6          17        --          --          --             5           6          17
                         --------    --------    --------    --------    --------    --------    --------    --------    --------
     Total GECS            32,713      26,492      19,875        --          --          --        32,713      26,492      19,875
                         --------    --------    --------    --------    --------    --------    --------    --------    --------
Eliminations               (3,099)     (2,645)     (2,264)       --          --          --        (3,099)     (2,645)     (2,264)
                         --------    --------    --------    --------    --------    --------    --------    --------    --------
CONSOLIDATED REVENUES    $ 79,179    $ 70,028    $ 60,109    $   --      $   --      $   --      $ 79,179    $ 70,028    $ 60,109
                         ========    ========    ========    ========    ========    ========    ========    ========    ========

---------------------------------------------------------------------------------------------------------------------------------

GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices. "All Other" GE revenues consists primarily of GECS earnings.
---------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                ASSETS                             PROPERTY, PLANT AND EQUIPMENT
                                                                   (INCLUDING EQUIPMENT LEASED TO OTHERS)
(In millions)                   At December 31                     For the years ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Additions            Depreciation and amortization
                                --------------------------------   -------------------------------  --------------------------------
                                     1996        1995        1994        1996       1995       1994       1996       1995       1994
------------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines             $   5,423   $   4,890   $   4,751   $     551  $     266  $     254  $     260  $     273  $     261
   Appliances                       2,569       2,304       2,309         168        143        159        104         93         84
   Broadcasting                     4,899       3,915       3,881         176         97         86         86         64         67
   Industrial Products
      and Systems                   6,580       6,117       5,862         450        446        448        340        308        363
   Materials                        9,130       9,095       8,628         748        521        550        475        478        443
   Power Generation                 5,741       5,679       4,887         185        155        337        165        166        143
   Technical Products
      and Services                  2,246       2,200       2,362         154        110        154        113        109         95
   All Other                       14,556      13,113       9,768        --            1       --            2          1          2
   Corporate items and
      eliminations                  8,781       8,403       8,365         114        113         97         90         89         87
                                ---------   ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
     Total GE                      59,925      55,716      50,813       2,546      1,852      2,085      1,635      1,581      1,545
                                ---------   ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
GECS
   Financing                      184,587     150,062     121,966       5,656      5,144      5,889      2,108      1,962      1,607
   Specialty Insurance             41,575      34,795      22,058          42        132         62         32         24         16
   All Other                        1,257         872         943          64         36         44         10         27         39
                                ---------   ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
     Total GECS                   227,419     185,729     144,967       5,762      5,312      5,995      2,150      2,013      1,662
                                ---------   ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
Eliminations                      (14,942)    (13,410)     (9,909)       --         --         --         --         --         --
                                ---------   ---------   ---------   ---------  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED TOTALS             $ 272,402   $ 228,035   $ 185,871   $   8,308  $   7,164  $   8,080  $   3,785  $   3,594  $   3,207
                                =========   =========   =========   =========  =========  =========  =========  =========  =========
------------------------------------------------------------------------------------------------------------------------------------

"All Other" GE assets consists primarily of investment in GECS. Additions to property, plant and equipment include amounts relating to principal businesses purchased.
------------------------------------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 63

Details of operating profit by industry segment can be found on page 37 of this report. A description of industry segments for General Electric Company and consolidated affiliates follows.

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

BROADCASTING. Primarily the National Broadcasting Company (NBC). Principal businesses are the furnishing of U.S. network television services to more than 200 affiliated stations, production of television programs, operation of 11 VHF and UHF television broadcasting stations, operation of seven cable/satellite networks around the world, and investment and programming activities in multimedia and cable television.

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

POWER GENERATION. Power plant products and services, including design, installation, operation and maintenance services. Markets and competition are global. Gas turbines are sold principally as part of packaged power plants for electric utilities and for industrial cogeneration and mechanical drive applications. Steam turbine-generators are sold to electric utilities, to the U.S. Navy and, for cogeneration, to industrial and other power customers. Power Generation also includes nuclear reactors and fuel and support services for GE's new and installed boiling water reactors.

TECHNICAL PRODUCTS AND SERVICES. Medical systems such as magnetic resonance (MR) and computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, other diagnostic equipment and related services sold worldwide to hospitals and medical facilities. Also a full range of computer-based information and data interchange services for internal use and external commercial and industrial customers.

GECS FINANCING. Operations of GE Capital, as follows:

   CONSUMER SERVICES -- private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and consumer savings and insurance services.

   SPECIALIZED FINANCINg -- loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buyouts, including those with high leverage, and corporate recapitalizations.

   EQUIPMENT MANAGEMENT -- leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.

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

ANNUAL REPORT PAGE 64

====================================================
29 GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

Revenues and operating profit shown below are classified according to their country of origin (including exports from such areas). Revenues and operating profit classified under the caption "United States" include royalty and licensing income from non-U.S. sources. U.S. exports to international customers by major areas of the world are shown on page 40.

----------------------------------------------------------------------------------------------------------------------------------
                                REVENUES
(In millions)                   For the years ended December 31
----------------------------------------------------------------------------------------------------------------------------------
                                       Total revenues                 Intersegment revenues                 External revenues
                            --------------------------------    --------------------------------    ------------------------------
                                1996        1995        1994        1996        1995        1994        1996       1995       1994

United States               $ 58,110    $ 52,935    $ 49,005    $  2,292    $  2,123    $  1,683    $ 55,818   $ 50,812   $ 47,322
Europe                        15,964      12,293       7,675         714         656         579      15,250     11,637      7,096
Pacific Basin                  4,343       3,725       2,662         796         457         526       3,547      3,268      2,136
Other <F1>                     5,140       4,750       3,868         576         439         313       4,564      4,311      3,555
Intercompany eliminations     (4,378)     (3,675)     (3,101)     (4,378)     (3,675)     (3,101)       --         --         --
                            --------    --------    --------    --------    --------    --------    --------   --------   --------
Total                       $ 79,179    $ 70,028    $ 60,109    $   --      $   --      $   --      $ 79,179   $ 70,028   $ 60,109
                            ========    ========    ========    ========    ========    ========    ========   ========   ========

----------------------------------------------------------------------------------------------------------------------
                            OPERATING PROFIT                   ASSETS                                 NON-U.S. ASSETS
(In million)                For the years ended December 31    At December 31                         At December 31
----------------------------------------------------------------------------------------------------------------------
                               1996       1995      1994           1996        1995       1994          1996      1995
----------------------------------------------------------------------------------------------------------------------
United States               $ 9,693    $ 9,002    $8,443       $189,593    $158,884    $142,710       $   <F2>   $   <F2>
Europe                        1,724      1,043       570         55,196      44,107      21,587        23,021    20,059
Pacific Basin                   269        375       177          8,125       6,442       4,491         5,082     3,740
Other <F1>                      576        543       429         19,655      18,776      17,266        11,439    11,472
Intercompany eliminations         7          9         5           (167)       (174)       (183)          (62)      (51)
                            -------    -------    ------       --------    --------    --------       -------   -------
Total                       $12,269    $10,972    $9,624       $272,402    $228,035    $185,871       $39,480   $35,220
                            =======    =======    ======       ========    ========    ========       =======   =======

---------------------------------------------------------------------------------------------------------------------------
<F1> Principally the Americas other than the United States, but also includes operations that cannot meaningfully be associated with specific geographic areas (for example, shipping containers used on ocean-going vessels).
<F2> Not applicable.
---------------------------------------------------------------------------------------------------------------------------


=====================================================
30 ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from GE's and GECS' own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1996 or 1995. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents and investment securities.

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

FINANCIAL GUARANTEES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

ANNUAL REPORT PAGE 65


----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS                                     1996                                          1995
                                      ---------------------------------------------   --------------------------------------------
                                                          Assets (liabilities)                          Assets (liabilities)
                                                   --------------------------------               --------------------------------
                                                   Carrying    Estimated fair value               Carrying    Estimated fair value
                                       Notional      amount    --------------------   Notional      amount    --------------------
December 31 (In millions)                amount        (net)       High         Low     amount        (net)       High         Low
-----------------------------------------------------------------------------------------------------------------------------------
GE
Investments                                 $<F1> $   1,675   $   3,127   $   3,127        $<F1> $   1,796   $   2,886   $   2,886
Borrowings and related instruments
     Borrowings <F2><F3>                     <F1>    (4,049)     (4,058)     (4,058)        <F1>    (3,943)     (3,981)     (3,981)
     Interest rate swaps                     536       --           (11)        (11)         89       --           (16)        (16)
     Currency swaps                          180       --            25          25         180       --            50          50
Financial guarantees                       1,805       --          --          --         1,722       --          --          --
Other firm commitments
     Currency forwards and options         5,476         70         150         150       3,774       --           131         131
     Financing commitments                 1,554       --          --          --         1,505       --          --          --
GECS
Assets
     Time sales and loans                    <F1>    60,859      61,632      60,544         <F1>    57,817      59,188      58,299
     Integrated interest rate swaps        4,376       --            91          91       1,703       --           (93)        (93)
     Purchased options                     1,938         11          12          12       1,213         24          11          11
     Mortgage-related positions
          Mortgage purchase commitments    1,193       --             2           2       1,360       --            17          17
          Mortgage sale commitments        1,417       --             3           3       1,334       --           (11)        (11)
            Memo: mortgages held
              for sale <F4>                  <F1>     1,112       1,165       1,165         <F1>     1,663       1,663       1,663
          Options, including "floors"     27,422         78          81          81      18,522         67         144         144
          Interest rate swaps and futures  1,731       --           (29)        (29)      1,990       --            31          31
          Other cash financial instruments   <F1>     3,352       3,900       3,652         <F1>     3,527       3,973       3,711
Liabilities
     Borrowings and related
        instruments
            Borrowings <F2><F3>              <F1>  (125,621)   (125,648)   (125,648)        <F1>  (111,598)   (112,553)   (112,553)
            Interest rate swaps           34,491       --          (575)       (575)     29,881       --          (630)       (630)
            Currency swaps                25,623       --           337         337      22,342       --           937         937
            Purchased options              1,882         10           1           1       2,751         26          12          11
            Other                           --         --          --          --           515       --           (65)        (65)
     Annuity and investment contract
        benefits                             <F1>   (20,210)    (19,953)    (19,953)        <F1>   (14,007)    (13,734)    (13,734)
     Separate accounts                       <F1>    (3,516)     (3,516)     (3,516)        <F1>      --          --          --
     Insurance-- financial guarantees
          and credit life                170,402     (3,801)     (3,614)     (4,025)    144,036     (1,570)       (832)       (922)
     Credit and liquidity support
        -- securitizations                 6,842        (73)         (9)         (9)      7,035        (58)        (65)        (65)
     Performance guarantees
        -- principally letters
           of credit                       3,470        (55)       (132)       (133)      2,920        (48)        (78)        (78)
     Other                                 2,901     (1,560)     (1,175)     (1,176)      3,556       (302)        (36)        (45)
Other firm commitments
     Currency forwards                     7,988       --            75          74       7,657       --            69          69
     Currency swaps                           99       --            (7)         (7)        280       --           (22)        (22)
     Ordinary course of business
          lending commitments              4,950       --           (27)        (27)      6,929       --           (60)        (60)
     Unused revolving credit lines
     Commercial                            3,375       --          --          --         3,223       --          --          --
     Consumer -- principally
        credit cards                     116,878       --          --          --       118,710       --          --          --
-----------------------------------------------------------------------------------------------------------------------------------

<F1>  Not applicable.
<F2>  Includes interest rate and currency swaps.
<F3>  See note 19.
<F4>  Included in other cash financial instruments.
-----------------------------------------------------------------------------------------------------------------------------------

   Additional information about certain financial instruments in the table above follows.

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

ANNUAL REPORT PAGE 66

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps," "floors" or "collars") on interest rate movement are used to hedge prepayment risk in certain GECS business activities, such as the mortgage servicing and annuities businesses.

SWAPS OF INTEREST RATES AND CURRENCIES are used by GE and GECS to optimize borrowing costs for a particular funding strategy (see note 19). In addition, swaps, along with purchased options and futures, are used by GECS to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, GECS also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK -- risk that counterparties will be financially unable to make payments according to the terms of the agreements -- is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1996 and 1995, this gross market risk amounted to $0.9 billion and $1.3 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $0.7 billion at both year-end 1996 and 1995.

   Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints.

* Once a counterparty exceeds credit exposure limits (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

-------------------------------------------------------------------------------
COUNTERPARTY CREDIT CRITERIA                                Credit rating
                                                    ---------------------------
                                                    Moody's   Standard & Poor's
--------------------------------------------------------------------------------
Term of transaction
   Between one and five years                          Aa3            AA-
   Greater than five years                             Aaa            AAA
Credit exposure limits
   Up to $50 million                                   Aa3            AA-
   Up to $75 million                                   Aaa            AAA
--------------------------------------------------------------------------------

* All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

====================================================
31 QUARTERLY INFORMATION (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                   First quarter        Second quarter        Third quarter         Fourth quarter
(Dollar amounts in millions;                    ------------------    ------------------    ------------------    ------------------
per-share amounts in dollars)                      1996       1995       1996       1995       1996       1995       1996       1995
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings                                    $ 1,517    $ 1,372    $ 1,908    $ 1,726    $ 1,788    $ 1,610    $ 2,067    $ 1,865
Net earnings per share                             0.91       0.81       1.15       1.02       1.08       0.96       1.26       1.12

SELECTED DATA
GE
   Sales of goods and services                    9,742      9,278     11,520     11,237     11,478     10,106     13,379     12,392
   Gross profit from sales                        2,781      2,567      3,475      3,219      3,060      2,794      3,784      3,340
GECS
   Revenues from operations                       7,245      5,754      7,457      6,415      8,449      7,099      9,562      7,224
   Operating profit                                 973        826        951        818      1,179      1,048        945        828
------------------------------------------------------------------------------------------------------------------------------------

   For GE, gross profit from sales is sales of goods and services less costs of goods and services sold. For GECS, operating profit is income before taxes.

   Earnings-per-share amounts for each quarter are required to be computed independently and, as a result, their sum does not equal the total year earnings-per-share amount for 1995.

              GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)
                                                    GE allowance for losses
                                                      deducted from assets
                                               ---------------------------------
                                                     Accounts
                                               and notes receivable  Investments
                                               --------------------  -----------

Balance, January 1, 1994                              $198 (a)         $109
         Provisions charged to operations               55               11
         Write-offs                                    (10)             (56)
                                                      ----             ----
Balance, December 31, 1994                            $243 (a)          $64
         Provisions charged to operations               57               27
         Write-offs                                    (39)              (3)
                                                      ----              ---
Balance, December 31, 1995                            $261 (a)         $ 88
         Provisions charged to Operations               99                3
         Write-offs                                    (92)             (16)
                                                       ---             ----
Balance, December 31, 1996                            $268             $ 75
                                                      ====             ====
-------------------------------------

(a) The year-end balance is segregated on the Statement of Financial Position as follows:


                                               1996        1995         1994
                                               -----       -----        ----

Current receivables                            $240        $231         $205
All other assets (long-term receivables,
  customer financing, etc.)                      28          30           38
                                                ---         ---          ---
                                               $268        $261         $243
                                               ====        ====         ====

Reference is made to note 8 in Notes to Consolidated Financial Statements appearing in the 1996 Annual Report to Share Owners, which contains information with respect to GECS allowance for losses on financing receivables for 1996, 1995 and 1994.

 F-42
                                    Appendix
                       Differences between the Circulated
                            Material and the Material
                              in Electronic Format

        The financial information included on pages F-1 through F-40 represents the financial information that appears in the 1996 General Electric Annual Report to Share Owners. That information was prepared on typesetting software for purposes of printing the Annual Report. The typesetting format was then converted electronically into a word processing format that can be accepted by the EDGAR system. Certain minor differences of graphics, layout and appearance, as set forth below, exist between the information as it is presented here and as it is presented in the Annual Report to Share Owners.

        1. The Annual Report is printed on grey-colored recycled paper in a two column per page layout.

       2. For ease of reference, Annual Report page numbers have been retained and are indicated in the upper left hand corner of the pages in electronic format as "ANNUAL REPORT PAGE --." The designation does not appear in the circulated Annual Report where page numbers are indicated by arabic numerals at the bottom of each page.

       3. On page F-1 (Annual Report page 27) the parenthetical "(ANNUAL REPORT PAGES)" was added to the electronic format for the sake of clarity, and these words do not appear in the circulated Annual Report.

       4. Pages 28-29, 30-31 AND 32-33 of the Annual Report are "spreads," with the page on the left representing line-by-line account descriptions and numbered columns for General Electric Company and consolidated affiliates, and with the page on the right continuing with numbered columns for GE and GECS. For ease of reading in this electronic filing, line-by-line descriptions have been repeated on the equivalent right side pages, i.e., F-3, F-5 and F-7.

       5. On pages F-1, F-8, F-9, F-12, F-13, F-14, F-15, F-16, F-17 and F-18
(Annual Report pages 27, 34, 35, 39, 40, 41, 42, 43 and 44) of the electronic format the word "Chart:" appears in a number of instances above a description of the chart. This formulation indicates that in the circulated Annual Report there appears a colored graph at these locations. The numbers that are presented at these places in the electronic format represent the plot points that were used to construct the graphs.

       6. Many headings in the circulated Annual Report are in bold face or in enlarged type or type of a special style. These have been converted to block capitals in the electronic format. The numbers of the Notes to Consolidated Financial Statements appear as large contrasting grey numerals in the circulated Annual Report.

       7. The solid black bullet character that is used in the circulated Annual Report has been replaced by an asterisk in the electronic format.

        8. On Annual Report page 46 (F-20) there are facsimile signatures of Messrs. Welch and Dammerman of GE in the circulated version.

       9. The Accountants' Report (KPMG Peat Marwick LLP) on page F-20 of this 10-K Report refers specifically to this Report on Form 10-K, including one financial statement schedule included herein. KPMG Peat Marwick LLP's Report appearing in the circulated Annual Report to Share Owners on page 46, signed by facsimile, does not refer to the schedule identified solely with the 10-K.