Form 10-Q
period 1997-03-31
GENERAL ELECTRIC CO
filed 1997-05-13
CIK 40545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


            After adjusting to reflect the two-for-one stock split of April 28, 1997, there were 3,266,384,877 shares with a par value of $0.16 per share outstanding at May 5, 1997.

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


Condensed Statement of Earnings
General Electric Company and consolidated affiliates

(Dollars, except per-share amounts, in millions)                                    Three months ended March 31 (Unaudited)
                                                              ---------------------------------------------------------------------
                                                                  Consolidated                  GE                    GECS
                                                              ----------------------  ----------------------  ---------------------
                                                                   1997        1996        1997        1996        1997       1996
                                                              ----------  ----------  ----------  ----------  ---------- ----------
Sales of goods                                                   $7,704      $7,241      $7,705      $7,244    $     -    $     -
Sales of services                                                 2,785       2,473       2,817       2,498          -          -
Earnings of GECS                                                     -           -          754         650          -          -
GECS revenues from operations                                     9,509       7,217          -           -        9,544      7,245
Other income                                                        159         167         158         166          -          -
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total revenues                                                20,157      17,098      11,434      10,558       9,544      7,245
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Cost of goods sold                                                5,534       5,210       5,535       5,213          -          -
Cost of services sold                                             1,985       1,723       2,017       1,748          -          -
Interest and other financial charges                              1,931       1,875         158         143       1,783      1,735
Insurance losses and policyholder and annuity benefits            2,244       1,602          -           -        2,244      1,602
Provision for losses on financing receivables                       312         213          -           -          312        213
Other costs and expenses                                          5,537       4,097       1,467       1,443       4,094      2,678
Minority interest in net earnings of consolidated
   affiliates                                                        55          60          25          16          30         44
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Total costs and expenses                                      17,598      14,780       9,202       8,563       8,463      6,272
                                                              ----------  ----------  ----------  ----------  ---------- ----------

Earnings before income taxes                                      2,559       2,318       2,232       1,995       1,081        973
Provision for income taxes                                         (882)       (801)       (555)       (478)       (327)      (323)
                                                              ----------  ----------  ----------  ----------  ---------- ----------
   Net earnings                                                  $1,677      $1,517      $1,677      $1,517        $754       $650
                                                              ==========  ==========  ==========  ==========  ========== ==========

Net earnings per share <F1>                                       $0.51       $0.46

Dividends declared per share <F1>                                 $0.26       $0.23


<F1> Adjusted to reflect the two-for-one stock split on April 28, 1997.

See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS".  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


Condensed Statement of Financial Position
General Electric Company and consolidated affiliates


(Dollars in millions)                                                Consolidated               GE                     GECS
                                                               ----------------------  ----------------------  ---------------------
                                                                 3/31/97    12/31/96     3/31/97    12/31/96     3/31/97   12/31/96
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents                                              $3,621      $4,191        $700        $957      $2,921     $3,234
Investment securities                                             59,782      59,889           7          17      59,775     59,872
Current receivables                                                8,119       8,704       8,211       8,826          -          -
Inventories                                                        5,226       4,473       5,226       4,473          -          -
GECS financing receivables - net                                  97,145      99,714          -           -       97,145     99,714
Other GECS receivables                                            14,905      15,418          -           -       15,562     15,962
Property, plant and equipment (including equipment
   leased to others) - net                                        29,278      28,795      10,705      10,832      18,573     17,963
Investment in GECS                                                    -           -       14,149      14,276          -          -
Intangible assets                                                 15,968      16,007       7,475       7,367       8,493      8,640
Other assets                                                      36,024      35,211      13,527      13,177      22,497     22,034
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Total assets                                                    $270,068    $272,402     $60,000     $59,925    $224,966   $227,419
                                                               ==========  ==========  ==========  ==========  ========== ==========

Short-term borrowings                                            $81,931     $80,200      $2,651      $2,339     $79,350    $77,945
Accounts payable                                                   9,661      10,205       4,230       4,195       6,246      6,787
Other GE current liabilities                                      10,358      10,102      10,211       9,886          -          -
Long-term borrowings                                              46,364      49,246       1,697       1,710      44,788     47,676
Insurance liabilities and annuity benefits                        61,152      61,327          -           -       61,152     61,327
Other liabilities                                                 18,727      18,917       9,683       9,660       8,934      9,138
Deferred income taxes                                              8,293       8,273         565         533       7,728      7,740
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities                                                236,486     238,270      29,037      28,323     208,198    210,613
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Minority interest in equity of consolidated
   affiliates                                                      3,118       3,007         499         477       2,619      2,530
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Common stock (3,714,026,000 shares issued) <F1>                      594         594         594         594           1          1
Unrealized gains on investment securities                            183         671         183         671         180        668
Other capital                                                      2,572       2,498       2,572       2,498       2,160      2,253
Retained earnings                                                 39,492      38,670      39,492      38,670      11,808     11,354
Less common stock held in treasury                               (12,377)    (11,308)    (12,377)    (11,308)         -          -
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Total share owners' equity                                        30,464      31,125      30,464      31,125      14,149     14,276
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Total liabilities and equity                                    $270,068    $272,402     $60,000     $59,925    $224,966   $227,419
                                                               ==========  ==========  ==========  ==========  ========== ==========

<F1> Adjusted to reflect the two-for-one stock split on April 28, 1997.

See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS".  March data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates


(Dollars in millions)                                                                Three months ended  March 31 (Unaudited)
                                                               ---------------------------------------------------------------------
                                                                   Consolidated                  GE                    GECS
                                                               ----------------------  ----------------------  ---------------------
                                                                    1997        1996        1997        1996        1997       1996
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from operating activities
------------------------------------
Net earnings                                                      $1,677      $1,517      $1,677      $1,517        $754       $650
Adjustments to reconcile net earnings to cash
  provided from (used for)operating activities
     Depreciation and amortization                                   952         892         382         399         570        493
     Earnings retained by GECS                                        -           -         (454)       (424)         -          -
     Deferred income taxes                                           329         258          40          19         289        239
     Decrease in GE current receivables                              636         490         666         554          -          -
     Increase in GE inventories                                     (672)       (567)       (672)       (567)         -          -
     Increase (decrease) in accounts payable                        (165)       (527)         11        (344)       (240)      (338)
     Increase in insurance reserves                                  655       1,565          -           -          655      1,565
     Provision for losses on financing
       receivables                                                   312         213          -           -          312        213
     All other operating activities                               (1,281)     (1,493)       (342)          3        (754)    (1,350)
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash from operating activities                                     2,443       2,348       1,308       1,157       1,586      1,472
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from investing activities
------------------------------------
Property, plant and equipment (including
  equipment leased to others) - additions                         (1,742)     (1,709)       (457)       (342)     (1,285)    (1,367)
Net decrease in GECS financing receivables                         1,385         651          -           -        1,385        651
Payments for principal businesses purchased                          (46)       (506)        (19)       (409)        (27)       (97)
All other investing activities                                      (967)     (1,267)        206          49      (1,291)    (1,370)
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash used for investing activities                                (1,370)     (2,831)       (270)       (702)     (1,218)    (2,183)
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash flows from financing activities
------------------------------------
Net change in borrowings (maturities 90 days or less)              2,732        (203)        242       1,209       2,457     (1,414)
Newly issued debt (maturities more than 90 days)                   4,810       8,787         147          12       4,663      8,775
Repayments and other reductions (maturities
  more than 90 days)                                              (8,026)     (6,034)       (148)       (138)     (7,878)    (5,896)
Net purchase of GE shares for treasury                              (681)       (624)       (681)       (624)          -          -
Dividends paid to share owners                                      (855)       (767)       (855)       (767)       (300)      (225)
All other financing activities                                       377        (329)          -           -         377       (329)
                                                               ----------  ----------  ----------  ----------  ---------- ----------

Cash from (used for) financing activities                         (1,643)        830      (1,295)       (308)       (681)       911
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Increase (decrease) in cash and equivalents                         (570)        347        (257)        147        (313)       200
Cash and equivalents at beginning of year                          4,191       2,823         957         874       3,234      1,949
                                                               ----------  ----------  ----------  ----------  ---------- ----------
Cash and equivalents at March 31                                  $3,621      $3,170        $700      $1,021      $2,921     $2,149
                                                               ==========  ==========  ==========  ==========  ========== ==========

See notes to Condensed Consolidated Financial Statements.  Consolidating data are shown for "GE" and "GECS".  Transactions between GE and GECS have been eliminated from the "consolidated" columns.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.


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


            3. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, this Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. SFAS No. 125 applies to all transactions occurring after December 31, 1996; thus, adoption did not have an effect on the financial position or results of operations of GE or GECS.


            4. GE's inventories consisted of the following:


                                                                   At
                                                        ------------------------
(Dollars in millions)                                    3/31/97        12/31/96
                                                        --------        --------
Raw materials and work in process                         $3,175         $3,028
Finished goods                                             2,965          2,404
Unbilled shipments                                           298            258
Revaluation to LIFO                                       (1,212)        (1,217)
                                                          ------        -------
Total inventories                                         $5,226         $4,473
                                                          ======        =======


             5. Property, plant and equipment (including equipment leased to others) -- net, consisted of the following:

                                                                   At
                                                         -----------------------
(Dollars in millions)                                    3/31/97        12/31/96
                                                         -------        --------
ORIGINAL COST
- GE                                                     $25,982         $25,950
- GECS                                                    25,278          24,834
                                                         -------         -------
   Total                                                  51,260          50,784
                                                         -------         -------
ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                      15,277          15,118
- GECS                                                     6,705           6,871
                                                         -------         -------
   Total                                                  21,982          21,989
                                                         -------         -------
PROPERTY, PLANT AND EQUIPMENT - NET
- GE                                                      10,705          10,832
- GECS                                                    18,573          17,963
                                                         -------         -------
   Total                                                 $29,278         $28,795
                                                         =======         =======


            6. On April 23, 1997, the share owners of General Electric Company authorized the amendment of its Restated Certificate of Incorporation to change and increase the Company's authorized common stock from 2,200,000,000 shares, par value $0.32 per share, to 4,400,000,000 shares, par value $0.16 per share, and in so doing to split the common stock (including outstanding shares) on a 2-for-1 basis. Such split became effective April 28, 1997, and is reflected in all references to the number of common shares and per-share amounts in this report. Average shares outstanding for the first quarter of 1997 and 1996, after adjusting for the stock split, were 3,285,024,442 and 3,326,267,140, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- FIRST QUARTER OF 1997 COMPARED WITH FIRST QUARTER OF 1996

            General Electric Company's earnings for the first quarter of 1997 were $1.677 billion, up 11% from the 1996 period. Earnings per share also increased 11% to $0.51, up from last year's $0.46. Both earnings and earnings per share were records for the quarter.


            Revenues for the first quarter of 1997, including acquisitions, rose to a record $20.2 billion, 18% higher than last year's first quarter, reflecting increased global activities and higher sales of spare parts and services by GE's equipment businesses. Revenues increased at ten of GE's twelve businesses, led by GE Capital Services, Power Systems and Aircraft Engines.


            GE's sales of goods and services were $10.5 billion for the first three months of 1997, an increase of 8% from 1996. Volume increased by 11%, reflecting broad growth across all businesses. Overall, selling prices were down slightly, with most businesses experiencing selling price decreases. There also was a minor negative effect on selling prices arising from the effects of currency exchange rate changes on the translation of sales denominated in other than U.S. dollars.


            GE's first quarter operating margin increased to 14.3% of sales, up from last year's 13.7%, and was a record for the quarter. The first quarter increase was the fifteenth consecutive quarterly increase of GE's operating margin rate.


            Ten of GE's twelve businesses reported higher operating profit for the first quarter, with six, led by GE Capital Services, Power Systems and Aircraft Engines, achieving double-digit increases.


            GE Capital Services' earnings were $754 million, 16% higher than last year's $650 million, benefiting from the globalization and diversity of its businesses. The record results were led by strong double-digit increases in specialized financing, specialty insurance and equipment management activities.


            Cash generated from GE's operating activities was $1.3 billion in the first quarter, compared with last year's $1.2 billion. As part of the $13 billion share repurchase program, GE purchased $843 million of its stock during the first quarter to reach $7.3 billion -- 203 million shares, adjusted for the April 1997 2-for-1 stock split -- purchased since December 1994.


SEGMENT ANALYSIS

            The comments that follow compare revenues and operating profit by industry segment for the first quarters of 1997 and 1996.


            o AIRCRAFT ENGINES had considerably higher operating profit on strong revenue growth from the first quarter of 1996. The revenue and operating profit increases both resulted from sharply higher volume in commercial engines as well as in services, including results from an acquired services business.


            o APPLIANCES reported revenues and operating profit that were somewhat higher than in the first quarter of 1996. The revenue increase was primarily attributable to acquisition-related growth as well as share gains in certain U.S product lines. The improvement in operating profit reflected productivity and the volume increase.


            o BROADCASTING operating profit was considerably higher on revenues that were about the same as last year's first quarter. The revenue comparison reflects the lack of a current-year counterpart to NBC's broadcast of the January 1996 Superbowl. The increase in operating profit was primarily attributable to improved prime-time pricing, increased international distribution of programming, and growth in NBC's cable programming services, which more than offset higher license fees for certain prime-time programs that were renewed.


            o GE CAPITAL SERVICES net earnings increased by 16% to $754 million primarily as a result of strong double-digit increases in specialized financing, specialty insurance and equipment management activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was attributable to a higher average level of invested assets as well as increased financing spreads, reflecting both higher yields and lower borrowing rates. The growth in earnings from specialty insurance activities reflected increased premium and investment income, from both origination volume and investment portfolio growth, partially offset by increases in reserves for insurance losses, primarily related to the new volume.


            o INDUSTRIAL PRODUCTS AND SYSTEMS reported considerably higher operating profit on a slight increase in revenues. The revenue increase reflected volume increases across all businesses in the segment, partially offset by lower selling prices. The improvement in operating profit was attributable to the combined effects of productivity, particularly at Lighting and Electrical Distribution and Control, and higher volume which more than offset lower selling prices and cost increases.


            o MATERIALS revenues were slightly lower compared with last year, as the effects of lower selling prices more than offset higher volume. Operating profit was also slightly lower, reflecting primarily the decrease in selling prices and, to a lesser extent, cost inflation, the combination of which more than offset strong productivity gains and the higher volume.


            o POWER GENERATION reported revenues that were much higher than in last year's first quarter, reflecting continued strong growth in Nuovo Pignone and higher volume in services, partially offset by lower selling prices. Operating profit was sharply higher primarily as a result of strong productivity, particularly at Nuovo Pignone, which more than offset the effects of lower selling prices.


            o TECHNICAL PRODUCTS & SERVICES revenues were much higher than in the first quarter of 1996, reflecting volume growth in both Medical Systems and Information Services, which more than offset the effects of lower selling prices. Operating profit at Medical Systems was somewhat lower, primarily as a result of a provision for patent litigation involving the Company's MRI product line, and the effects of lower selling prices, the combination of which more than offset higher volume and productivity. Operating profit at Information Services was slightly higher as productivity and improved volume offset the effects of lower selling prices.


            o ALL OTHER operating profit, principally related to the licensing of GE technology to others, was slightly higher on revenues that were about the same as last year.


OTHER

             New accounting standards issued during the first quarter of 1997 include Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Among other things, the new Statement replaces the disclosure of primary earnings per share with "basic" earnings per share, modifies the calculation of diluted earnings per share (formerly referred to as fully diluted earnings per share), and requires the presentation of both basic and diluted earnings per share on the face of the income statement. The effects of applying the new Statement will be immaterial to GE. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997.


B. FINANCIAL CONDITION

            With respect to the Condensed Statement of Financial Position, consolidated assets of $270.1 billion were $2.3 billion lower than at December 31, 1996.


            GE assets were $60.0 billion at March 31, 1997, an increase of $0.1 billion from December 31, 1996. The increase was principally attributable to higher inventories, reflecting principally seasonal increases in several GE businesses, and was largely offset by a decrease in receivables resulting from improved asset management.


            GECS assets decreased by $2.4 billion from the end of 1996. GE Capital Corporation's financing receivables, which, net of allowance for losses, aggregated $97.1 billion at the end of the first quarter, decreased $2.6 billion from the year-end 1996 level of $99.7 billion. The decrease resulted principally from the combination of normal seasonal declines in credit card receivables and the currency translation effects resulting from the strengthening of the U.S. dollar during the quarter. Management believes that GE Capital's allowance for losses of $2.6 billion (2.63% of the receivables balance at March 31, 1997 -- the same as year end 1996) is appropriate given the strength and diversity of the portfolio and current economic circumstances. Property, plant and equipment, which consists principally of equipment leased to others on operating leases, increased $0.6 billion principally as a result of new auto lease volume.


            Consolidated liabilities of $236.5 billion at March 31, 1997, were $1.8 billion lower than the year-end 1996 balance of $238.3 billion. GE liabilities increased by $0.7 billion; GECS' liabilities decreased by $2.4 billion.


            GE borrowings were $4.3 billion ($2.6 billion short-term and $1.7 billion long-term) at March 31, 1997, an increase of $0.3 billion from December 31, 1996. GE's ratio of debt to total capital at the end of March 1997 was 12.3% compared with 11.4% at the end of last year and 14.7% at March 31, 1996. Other changes in GE's liabilities comprised numerous, relatively small items.


            GECS liabilities decreased by $2.4 billion, principally reflecting reduced financing needs resulting from decreases in financing receivables. Short-term borrowings increased $1.4 billion from year-end 1996, while long-term borrowings decreased by $2.9 billion.


            With respect to cash flows, consolidated cash and equivalents were $3.6 billion at March 31, 1997, a decrease of about $0.6 billion during the quarter. Cash and equivalents were $3.2 billion at March 31, 1996, an increase of about $0.3 billion during last year's first quarter.


            GE cash and equivalents decreased $0.3 billion to $0.7 billion at March 31, 1997, compared with $1.0 billion at year end 1996. During the first quarter of 1997, operating cash flows increased to $1.3 billion, compared with $1.2 billion in the first quarter of 1996. Cash used for investing activities ($0.3 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.3 billion) included $0.9 billion for dividends paid to share owners, representing a 13% increase in the per-share dividend rate compared with first quarter of last year, and $0.8 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchase were partially offset by $0.4 billion provided from the combination of higher borrowings and dispositions of GE shares from treasury.


            GE cash and equivalents increased $0.1 billion to $1.0 billion at March 31, 1996, compared with $0.9 billion at year end 1995. During the first quarter of 1996, operating cash flows increased to $1.2 billion, up from $0.5 billion in the first quarter of 1995, the result of relatively insignificant improvements in a number of sources of such cash flows. Cash used for investing activities ($0.7 billion) principally related to acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.3 billion) included $0.8 billion for dividends paid to share owners, representing a 12% increase in the per-share dividend rate compared with first quarter of 1995, and $0.9 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchase were partially offset by $1.4 billion provided from the combination of higher borrowings and dispositions of GE shares from treasury.


            GECS cash and equivalents decreased $0.3 billion during the first quarter of 1997, when $1.6 billion of cash was provided from operating activities. The principal use of GECS cash during the period was for investing activities ($1.2 billion), which was more than accounted for by additions to equipment that is provided to third parties on operating leases ($1.3 billion) and increases in other investing activities ($1.3 billion), principally related to investment securities, partially offset by lower financing receivables ($1.4 billion).


            GECS cash and equivalents increased $0.2 billion during the first quarter of 1996, when $1.5 billion of cash was provided from operating activities. The principal use of GECS cash during the period was for investing activities ($2.2 billion), which was more than accounted for by additions to equipment that is provided to third parties on operating leases ($1.4 billion), partially offset by lower financing receivables ($0.7 billion).


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL

            In February 1997, the New York State Department of Environmental Conservation provided a draft complaint to the company seeking $254,000 in penalties and alleging violations of the state's hazardous waste, clean water and spill acts at the company's Waterford, New York facility. The company is negotiating with the state.


            In April 1997, the United States Environmental Protection Agency informed the company that it was considering issuing a complaint against the company seeking $241,000 in penalties and alleging violations of the Emergency Planning and Community Right-to-Know Act for failure to report chemical use and releases from the company's Waterford, New York facility. The company is negotiating with the Agency.



ITEM 2. CHANGES IN SECURITIES

           On March 27, 1997, GE issued 59,000 shares of GE common stock held in treasury to six former shareholders of Power & Energy Professionals, Inc. ("P&E"), a Texas corporation, in exchange for 100% of the outstanding stock of P&E, pursuant to a written agreement dated as of February 28, 1997 between Granite Services, Inc. (an affiliate of GE) and the share owners of P&E. The issuance did not involve any public offering and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits

                  Exhibit 11. Computation of Per Share Earnings.
                  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
                  Exhibit 27. Financial Data Schedule

            b. Reports on Form 8-K during the quarter ended March 31, 1997.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          General Electric Company
                                                 (Registrant)





May 13, 1997                              Philip D. Ameen
    Date                                  Vice President and Comptroller
                                          Duly Authorized Officer and Principal
                                          Accounting Officer