Form 10-Q
period 1997-06-30
GENERAL ELECTRIC CO
filed 1997-07-30
CIK 40545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997
                                                 -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission file number 1-35


                            GENERAL ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

           NEW YORK                                          14-0689340
           --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

3135 EASTON TURNPIKE, FAIRFIELD, CT                         06431-0001
-----------------------------------                         ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         There were 3,266,090,538 shares with a par value of $0.16 per share outstanding at June 30, 1997.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)                             SECOND QUARTER ENDED JUNE 30 (UNAUDITED)
                                                          -------------------------------------------------------------------------
                                                              CONSOLIDATED                    GE                         GECS
                                                          ---------------------     ---------------------     ---------------------
                                                              1997         1996         1997         1996         1997         1996
                                                          --------     --------     --------     --------     --------     --------
Sales of goods                                            $  9,257     $  8,551     $  9,258     $  8,557     $     --     $     --
Sales of services                                            3,323        2,929        3,362        2,963           --           --
Earnings of GECS                                                --           --          798          683           --           --
GECS revenues from operations                                9,280        7,421           --           --        9,317        7,457
Other income                                                   137          165          136          164           --           --
                                                          --------     --------     --------     --------     --------     --------
 Total revenues                                             21,997       19,066       13,554       12,367        9,317        7,457
                                                          --------     --------     --------     --------     --------     --------

Cost of goods sold                                           6,558        6,034        6,559        6,040           --           --
Cost of services sold                                        2,136        1,970        2,175        2,005           --           --
Interest and other financial charges                         2,021        1,920          165          137        1,862        1,789
Insurance losses and policyholder and annuity benefits       2,012        1,558           --           --        2,012        1,558
Provision for losses on financing receivables                  337          228           --           --          337          228
Other costs and expenses                                     5,650        4,460        1,733        1,595        3,947        2,893
Minority interest in net earnings of
 consolidated affiliates                                        52           61           31           23           21           38
                                                          --------     --------     --------     --------     --------     --------
 Total costs and expenses                                   18,766       16,231       10,663        9,800        8,179        6,506
                                                          --------     --------     --------     --------     --------     --------
Earnings before income taxes                                 3,231        2,835        2,891        2,567        1,138          951
Provision for income taxes                                  (1,069)        (927)        (729)        (659)        (340)        (268)
                                                          --------     --------     --------     --------     --------     --------
 Net earnings                                             $  2,162     $  1,908     $  2,162     $  1,908     $    798     $    683
                                                          ========     ========     ========     ========     ========     ========

Net earnings per share <F1>                               $   0.66     $   0.58

Dividends declared per share <F1>                         $   0.26     $   0.23



<F1> 1996 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1997.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS." Transactions between
GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF EARNINGS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)                                   SIX MONTHS ENDED JUNE 30 (UNAUDITED)
                                                               --------------------------------------------------------------------
                                                                  CONSOLIDATED                  GE                      GECS
                                                               --------------------    --------------------    --------------------
                                                                   1997        1996        1997        1996        1997        1996
                                                               --------    --------    --------    --------    --------    --------
Sales of goods                                                 $ 16,961    $ 15,792    $ 16,963    $ 15,801    $     --    $     --
Sales of services                                                 6,108       5,402       6,179       5,461          --          --
Earnings of GECS                                                     --          --       1,552       1,333          --          --
GECS revenues from operations                                    18,789      14,638          --          --      18,861      14,702
Other income                                                        296         332         294         330          --          --
                                                               --------    --------    --------    --------    --------    --------
 Total revenues                                                  42,154      36,164      24,988      22,925      18,861      14,702
                                                               --------    --------    --------    --------    --------    --------

Cost of goods sold                                               12,092      11,244      12,094      11,253          --          --
Cost of services sold                                             4,121       3,693       4,192       3,753          --          --
Interest and other financial charges                              3,952       3,795         323         280       3,645       3,524
Insurance losses and policyholder and annuity benefits            4,256       3,160          --          --       4,256       3,160
Provision for losses on financing receivables                       649         441          --          --         649         441
Other costs and expenses                                         11,187       8,557       3,200       3,038       8,041       5,571
Minority interest in net earnings of consolidated
 affiliates                                                         107         121          56          39          51          82
                                                               --------    --------    --------    --------    --------    --------
 Total costs and expenses                                        36,364      31,011      19,865      18,363      16,642      12,778
                                                               --------    --------    --------    --------    --------    --------
Earnings before income taxes                                      5,790       5,153       5,123       4,562       2,219       1,924
Provision for income taxes                                       (1,951)     (1,728)     (1,284)     (1,137)       (667)       (591)
                                                               --------    --------    --------    --------    --------    --------
 Net earnings                                                  $  3,839    $  3,425    $  3,839    $  3,425    $  1,552    $  1,333
                                                               ========    ========    ========    ========    ========    ========

Net earnings per share <F1>                                    $   1.17    $   1.03

Dividends declared per share <F1>                              $   0.52    $   0.46


<F1> 1996 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1997.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS." Transactions between
GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF FINANCIAL POSITION

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES



(DOLLARS IN MILLIONS)                                            CONSOLIDATED                  GE                      GECS
                                                           ----------------------    ----------------------    ---------------------
                                                             6/30/97     12/31/96      6/30/97     12/31/96      6/30/97    12/31/96
                                                           ---------    ---------    ---------    ---------    ---------   ---------
Cash and equivalents                                       $   3,806    $   4,191    $     795    $     957    $   3,011   $   3,234
Investment securities                                         64,146       59,889            6           17       64,140      59,872
Current receivables                                            8,509        8,704        8,587        8,826           --          --
Inventories                                                    5,376        4,473        5,376        4,473           --          --
GECS financing receivables - net                              97,998       99,714           --           --       97,998      99,714
Other GECS receivables                                        16,068       15,418           --           --       16,756      15,962
Property, plant and equipment (including equipment
 leased to others) - net                                      29,872       28,795       10,727       10,832       19,145      17,963
Investment in GECS                                                --           --       15,486       14,276           --          --
Intangible assets                                             15,987       16,007        7,470        7,367        8,517       8,640
Other assets                                                  37,135       35,211       14,017       13,177       23,124      22,034
                                                           ---------    ---------    ---------    ---------    ---------   ---------
Total assets                                               $ 278,897    $ 272,402    $  62,464    $  59,925    $ 232,691   $ 227,419
                                                           =========    =========    =========    =========    =========   =========

Short-term borrowings                                      $  84,136    $  80,200    $   3,072    $   2,339    $  81,133   $  77,945
Accounts payable                                               9,673       10,205        4,318        4,195        6,201       6,787
Other GE current liabilities                                  10,890       10,102       10,736        9,886           --          --
Long-term borrowings                                          46,792       49,246        1,750        1,710       45,164      47,676
Insurance liabilities and annuity benefits                    63,795       61,327           --           --       63,795      61,327
Other liabilities                                             19,679       18,917        9,678        9,660        9,890       9,138
Deferred income taxes                                          9,176        8,273          750          533        8,426       7,740
                                                           ---------    ---------    ---------    ---------    ---------   ---------
Total liabilities                                            244,141      238,270       30,304       28,323      214,609     210,613
                                                           ---------    ---------    ---------    ---------    ---------   ---------
Minority interest in equity of consolidated
 affiliates                                                    3,134        3,007          538          477        2,596       2,530
                                                           ---------    ---------    ---------    ---------    ---------   ---------

Common stock (3,714,026,000 shares issued) <F1>                  594          594          594          594            1           1
Unrealized gains on investment securities                      1,030          671        1,030          671        1,025         668
Other capital                                                  2,993        2,498        2,993        2,498        2,174       2,253
Retained earnings                                             40,805       38,670       40,805       38,670       12,286      11,354
Less common stock held in treasury                           (13,800)     (11,308)     (13,800)     (11,308)          --          --
                                                           ---------    ---------    ---------    ---------    ---------   ---------
Total share owners' equity                                    31,622       31,125       31,622       31,125       15,486      14,276
                                                           ---------    ---------    ---------    ---------    ---------   ---------
Total liabilities and equity                               $ 278,897    $ 272,402    $  62,464    $  59,925    $ 232,691   $ 227,419
                                                           =========    =========    =========    =========    =========   =========


<F1> Reflects the two-for-one stock split effective on April 28, 1997.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS." June data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF CASH FLOWS

GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES



(DOLLARS IN MILLIONS)                                                              SIX MONTHS ENDED JUNE 30 (UNAUDITED)
                                                               --------------------------------------------------------------------
                                                                   CONSOLIDATED                 GE                      GECS
                                                               --------------------    --------------------    --------------------
                                                                   1997        1996        1997        1996        1997        1996
                                                               --------    --------    --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                   $  3,839    $  3,425    $  3,839    $  3,425    $  1,552    $  1,333
Adjustments to reconcile net earnings to cash
 provided from (used for) operating activities
   Depreciation and amortization                                  1,931       1,824         794         804       1,137       1,020
   Earnings retained by GECS                                         --          --        (932)       (869)         --          --
   Deferred income taxes                                            418         261         204          64         214         197
   Decrease in GE current receivables                               272         448         310         520          --          --
   Increase in GE inventories                                      (813)       (724)       (813)       (724)         --          --
   Increase (decrease) in accounts payable                          116        (637)         85        (320)        (19)       (452)
   Increase in insurance reserves                                 1,596       1,714          --          --       1,596       1,714
   Provision for losses on financing receivables                    649         441          --          --         649         441
   All other operating activities                                  (552)       (935)         (2)        553        (373)     (1,366)
                                                               --------    --------    --------    --------    --------    --------
Cash from operating activities                                    7,456       5,817       3,485       3,453       4,756       2,887
                                                               --------    --------    --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment (including
 equipment leased to others) - additions                         (3,807)     (3,599)       (878)       (941)     (2,929)     (2,658)
Net decrease (increase) in GECS financing receivables               489          (9)         --          --         489          (9)
Payments for principal businesses purchased                        (684)     (2,117)       (103)       (409)       (581)     (1,708)
All other investing activities                                   (2,393)     (1,496)        134         118      (2,659)     (1,673)
                                                               --------    --------    --------    --------    --------    --------
Cash used for investing activities                               (6,395)     (7,221)       (847)     (1,232)     (5,680)     (6,048)
                                                               --------    --------    --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)             7,468       4,937       1,232       1,556       6,203       3,381
Newly issued debt (maturities more than 90 days)                  9,378      13,457         243          75       9,135      13,382
Repayments and other reductions (maturities
 more than 90 days)                                             (14,914)    (12,949)       (779)       (876)    (14,135)    (12,073)
Net purchase of GE shares for treasury                           (1,786)     (1,447)     (1,786)     (1,447)         --          --
Dividends paid to share owners                                   (1,710)     (1,532)     (1,710)     (1,532)       (620)       (464)
All other financing activities                                      118        (614)         --          --         118        (614)
                                                               --------    --------    --------    --------    --------    --------
Cash from (used for) financing activities                        (1,446)      1,852      (2,800)     (2,224)        701       3,612
                                                               --------    --------    --------    --------    --------    --------
Increase (decrease) in cash and equivalents                        (385)        448        (162)         (3)       (223)        451
Cash and equivalents at beginning of year                         4,191       2,823         957         874       3,234       1,949
                                                               --------    --------    --------    --------    --------    --------
Cash and equivalents at June 30                                $  3,806    $  3,271    $    795    $    871    $  3,011    $  2,400
                                                               ========    ========    ========    ========    ========    ========


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

         3. GE's inventories consisted of the following:

                                                                   At
                                                        -----------------------
(DOLLARS IN MILLIONS)                                   6/30/97        12/31/96
                                                        -------        --------

Raw materials and work in process                       $ 3,249         $ 3,028
Finished goods                                            3,073           2,404
Unbilled shipments                                          268             258
Revaluation to LIFO                                      (1,214)         (1,217)
                                                        -------         -------
Total inventories                                       $ 5,376         $ 4,473
                                                        =======         =======

          4. Property, plant and equipment (including equipment leased to others) consisted of the following:
                                                                   At
                                                        -----------------------
(DOLLARS IN MILLIONS)                                   6/30/97        12/31/96
                                                        -------        --------
ORIGINAL COST
- GE                                                    $26,350         $25,950
- GECS                                                   25,918          24,834
                                                        -------         -------
 Total                                                   52,268          50,784
                                                        -------         -------
ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                     15,623          15,118
- GECS                                                    6,773           6,871
                                                        -------         -------
 Total                                                   22,396          21,989
                                                        -------         -------
PROPERTY, PLANT AND EQUIPMENT -- NET
- GE                                                     10,727          10,832
- GECS                                                   19,145          17,963
                                                        -------         -------
 Total                                                  $29,872         $28,795
                                                        =======         =======

         5. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Average shares outstanding for the second quarter of 1997 and 1996 were 3,273,527,451 and 3,311,010,126, respectively.
Average shares outstanding for the first six months of 1997 and 1996 were 3,278,713,140 and 3,318,348,038, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- SECOND QUARTER OF 1997 COMPARED WITH SECOND QUARTER OF 1996

         General Electric Company's earnings for the second quarter of 1997 were $2.162 billion, the highest for any quarter in the Company's history, an increase of 13% over the same period in 1996. Earnings per share increased 14% to $0.66, up from last year's $0.58. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a four-year, $13 billion share repurchase program initiated in December 1994.

         Revenues, including acquisitions, rose 15% to a record $22.0 billion for the quarter. Increased global activities and higher sales of spare parts and services by GE's equipment businesses were key contributors to the increase.

         Operating margin for the second quarter increased to a record 17.1% of sales, up from last year's 16.3%. The second-quarter increase was the sixteenth consecutive quarterly increase in GE's operating margin rate and reflected GE's ongoing emphasis on productivity and benefits from its Six Sigma quality initiative.

         Ten of GE's twelve businesses reported higher operating profit for the second quarter, with nine -- led by GE Capital Services, NBC and Aircraft Engines -- achieving double-digit increases.

         GE Capital Services' earnings were $798 million, 17% more than last year's $683 million, benefiting from the globalization and diversity of GECS' 27 businesses. The record results were led by strong double-digit increases in its Specialty Insurance, Equipment Management and Mid-Market Financing activities.

         Cash generated from GE's operating activities during the first half was $3.5 billion, equaling last year's record level. As part of the $13 billion share repurchase program, GE purchased $862 million of its stock during the second quarter to reach $8.1 billion -- 218 million shares -- purchased since December 1994.

SEGMENT ANALYSIS:

         The comments that follow compare revenues and operating profit by industry segment for the second quarters of 1997 and 1996.

          o AIRCRAFT ENGINES revenues increased substantially over last year's second quarter reflecting strong volume growth in both commercial engines and services, including the results of an acquired services business. Operating profit was also much higher, as the volume increase more than offset higher costs.

         o APPLIANCES reported somewhat higher revenues in the second quarter compared with a year ago, primarily as a result of acquisition-related international volume. Operating profit was considerably higher for the quarter, reflecting productivity which more than offset the effects of lower selling prices.

         o BROADCASTING operating profit rose sharply on a good increase in revenues compared with last year's second quarter. The improvement in operating profit was attributable to improved price performance at both network and owned-and-operated stations, reflecting NBC's strong position in the advertising market, as well as strong double-digit growth in NBC's cable programming services, the combination of which more than offset higher license fees for certain prime-time programs that were renewed.

         o GECS' earnings were $798 million in the second quarter, a 17% improvement over last year's $683 million, benefiting from the globalization and diversity of GECS businesses. The record results were led by strong double-digit increases in its Specialty Insurance, Equipment Management and Mid-Market Financing activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was attributable to a higher average level of invested assets as well as increased financing spreads, reflecting lower borrowing rates which more than offset a slight decrease in yields. The growth in earnings from specialty insurance activities reflected increased premium and investment income, from both origination volume and investment portfolio growth as well as a higher level of net realized gains on investment sales, partially offset by increases in reserves for insurance losses, primarily related to the new volume.

         o INDUSTRIAL PRODUCTS AND SYSTEMS reported a strong increase in operating profit on somewhat higher revenues. The revenue increase reflected good volume increases across all businesses in the segment, led by Transportation and Lighting. The improvement in operating profit was primarily attributable to productivity across the segment, growth in services and higher volume, which more than offset lower selling prices.

         o MATERIALS second quarter revenues were slightly higher than a year ago reflecting good volume growth partially offset by lower selling prices. Operating profit was somewhat higher, primarily as a result of productivity and higher volume which more than offset lower selling prices.

         o POWER GENERATION revenues were much higher compared with the second quarter of 1996, primarily as a result of strong volume growth in gas turbines and at Nuovo Pignone. Operating profit was considerably higher, reflecting productivity, favorable product mix and higher volume, which more than offset lower selling prices.

         o TECHNICAL PRODUCTS & SERVICES revenues were slightly lower than in the second quarter of 1996, reflecting selling price declines across the segment which more than offset volume growth. Operating profit at Medical Systems was slightly lower, primarily as a result of a provision for patent litigation involving the Company's MRI product line, and the effects of lower selling prices, the combination of which more than offset productivity. Operating profit at Information Services was about the same as a year ago, as productivity gains were largely offset by selling price declines.

         o ALL OTHER operating profit decreased somewhat on much lower revenues, reflecting lower levels of licensing income compared with the second quarter of 1996.

B. RESULTS OF OPERATIONS -- FIRST HALF OF 1997 COMPARED WITH FIRST HALF OF 1996

         Earnings for the six months ended June 30, 1997, were $3.839 billion, up 12% from $3.425 billion in 1996's first half. Earnings per share increased 14% to $1.17 from $1.03. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a four-year, $13 billion share repurchase program initiated in December 1994.

         Consolidated revenues for the first six months of 1997 aggregated $42.2 billion, up 17% from the comparable $36.2 billion in 1996's first half. GE's sales of goods and services were 9% higher, with improvements led by Aircraft Engines, Power Systems and NBC.

         Eleven of GE's twelve businesses reported higher operating profit for the first half, with eight -- led by GE Capital Services, NBC and Aircraft Engines -- achieving double-digit increases.

         Operating margin in the first half of 1997 was 15.8% of sales, with the improvement over last year's 15.1% led by NBC, Medical Systems and Power Systems.

SEGMENT ANALYSIS:

         The following comments compare revenues and operating profit by industry segment for the first half of 1997 with the same period of 1996.

         o AIRCRAFT ENGINES had considerably higher operating profit on strong revenue growth from the first half of 1996. The revenue and operating profit increases both resulted from sharply higher volume in commercial engines as well as in services, including results from an acquired services business, which more than offset cost increases.

         o APPLIANCES reported a good increase in operating profit on revenues that were somewhat higher than a year ago, primarily as a result of acquisition-related international volume. The improvement in operating profit was primarily attributable to productivity which more than offset the effects of lower selling prices.

         o BROADCASTING revenues were somewhat higher than last year's first half, as NBC's strong position in the advertising market more than offset the absence of a current-year counterpart to NBC's broadcast of the January 1996 Superbowl. Operating profit was substantially higher than a year ago, reflecting stronger prime-time pricing, increased international distribution of programming and growth in NBC's cable programming services, which more than offset higher license fees for certain prime-time programs that were renewed.

         o GE CAPITAL SERVICES net earnings increased by 16% to $1,552 million, led by increases in Specialty Insurance, Equipment Management and Specialized Financing activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was attributable to a higher average level of invested assets as well as increased financing spreads, reflecting both higher yields and lower borrowing rates. The growth in earnings from specialty insurance activities reflected increased premium and investment income, from both origination volume and investment portfolio growth as well as a higher level of net realized gains on investment sales, partially offset by increases in reserves for insurance losses, primarily related to the new volume.

         o INDUSTRIAL PRODUCTS AND SYSTEMS reported much higher operating profit on somewhat higher revenues. The revenue increase reflected good volume increases across all businesses in the segment. The improvement in operating profit was attributable to the combination of productivity, particularly at Lighting and Electrical Distribution and Control, and higher volume which more than offset the effects of lower selling prices.

         o MATERIALS operating profit was about the same for the first six months of 1997 on flat revenues. The operating profit performance reflected productivity and higher volume, the combination of which were partially offset by the effects of lower selling prices.

         o POWER GENERATION reported revenues that were much higher than in last year's first half, reflecting continued strong volume growth at Nuovo Pignone and in gas turbines. Operating profit increased substantially, primarily as a result of strong productivity and the higher volume which more than offset the effects of lower selling prices.

         o TECHNICAL PRODUCTS & SERVICES revenues were somewhat higher than in the first half of 1996, reflecting volume growth in both Medical Systems and Information Services, partially offset by the effects of lower selling prices. Operating profit at Medical Systems was slightly lower, primarily as a result of a provision for patent litigation involving the Company's MRI product line, and the effects of lower selling prices, the combination of which more than offset productivity and the volume increase. Operating profit at Information Services was slightly higher, principally as a result of productivity which offset the effects of lower selling prices.

         o ALL OTHER operating profit, principally related to the licensing of GE technology to others, was slightly lower on somewhat lower revenues.

C. FINANCIAL CONDITION

         With respect to the Condensed Statement of Financial Position, consolidated assets of $278.9 billion at June 30, 1997, were $6.5 billion higher than the $272.4 billion at December 31, 1996.

         GE assets were $62.5 billion at June 30, 1997, an increase of $2.5 billion from December 31, 1996. The increase was principally attributable to seasonal increases in inventories ($0.9 billion), increases in investment in GECS ($1.2 billion), and numerous changes in the other assets category, none of which exceeded $0.5 billion.

         GECS assets increased by $5.3 billion from the end of 1996, principally as a result of higher levels of investment in investment securities as well as increases in all other assets, both of which are described below. GECS investment securities increased by $4.3 billion, reflecting the addition of securities held by insurance companies acquired and new investments by various GECS businesses, as well as increases in fair value of investment securities during the period. Other assets increased $1.1 billion, principally as a result of growth in investor-directed fund accounts and deferred insurance acquisition costs at GECS insurance businesses. GE Capital financing receivables, which aggregated $98.0 billion, net of reserves, at the end of the second quarter, were $1.7 billion lower than at year-end 1996, principally as a result of the sale of receivables. Management believes that GE Capital's reserves of $2.6 billion (2.63% of the receivables balance at June 30, 1997 -- the same as year-end 1996) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Property, plant and equipment, principally equipment leased to others, increased by $1.2 billion primarily as a result of higher auto lease volume and, to lesser extent, new aircraft volume.

         Consolidated liabilities of $244.1 billion at June 30, 1997, were $5.8 billion higher than the year-end 1996 balance of $238.3 billion. GE liabilities were up $2.0 billion; GECS liabilities increased $4.0 billion.

         GE total borrowings were $4.8 billion ($3.1 billion short-term and $1.7 billion long-term) at June 30, 1997, an increase of $0.8 billion from December 31, 1996. GE's ratio of debt to total capital at the end of June 1997 was 13.0% compared with 11.4% at the end of last year and 13.8% at June 30, 1996.

         GECS liabilities increased to $214.6 billion, compared with $210.6 billion at the end of 1996. The increase was principally attributable to a $2.5 billion increase in insurance liabilities, reserves and annuity benefits, reflecting the acquisition of Coregis Life Insurance Company as well as new volume. Short-term borrowings increased by $3.2 billion to $81.1 billion and long-term borrowings decreased by $2.5 billion to $45.2 billion.

         With respect to cash flows, consolidated cash and equivalents were $3.8 billion at June 30, 1997, a decrease of $0.4 billion during the first half. Cash and equivalents were $3.3 billion at June 30, 1996, an increase of $0.4 billion during last year's first half.

         GE's cash and equivalents were $0.8 billion at June 30, 1997, compared with $1.0 billion at December 31, 1996. During the first six months of 1997, cash provided from operating activities was $3.5 billion, equaling last year's record level. The first half performance reflected continued improvements in earnings, partially offset by lower cash flows from working capital, which were more than attributable to the absence of current year counterparts to certain 1996 receipts, primarily substantial progress collections related to power generation contracts and collection of a large sundry receivable. Cash used for investing activities ($0.8 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.8 billion) included $1.7 billion for repurchases of the Company's common stock under the share repurchase program and $1.7 billion for dividends paid to share owners, a 13% increase in the per-share dividend rate compared with the first half of last year. The effects of dividends and share repurchases on cash used for financing activities were partially offset by cash provided from higher borrowings ($0.7 billion).

         GE's cash and equivalents were $0.9 billion at June 30, 1996, and at December 31, 1995. During the first half of 1996, cash provided from operating activities increased to $3.5 billion, up from $1.5 billion during the first six months of 1995. The increase resulted from improvements in earnings, working capital -- principally in trade receivables and progress collections related to large power generation contracts -- and collection of a large sundry receivable. Cash used for investing activities ($1.2 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.2 billion) included $1.7 billion for repurchases of the Company's common stock under the share repurchase program and $1.5 billion for dividends paid to share owners, a 12% increase in the per-share dividend rate compared with the first half of 1995. The dividends and share repurchases were partially offset by funds provided from higher borrowings ($0.8 billion).

         GECS cash and equivalents decreased $0.2 billion during the first half of 1997. Cash was used primarily to fund additions to property, plant and equipment ($2.9 billion), principally equipment that is provided to third parties on operating leases, and for acquisitions of businesses ($0.6 billion). Cash provided from operating activities totaled $4.8 billion. Cash provided from financing activities resulted primarily from increased borrowings ($1.2 billion) during the first six months of 1997.

         GECS cash and equivalents increased $0.5 billion during the first half of 1996. Cash was used primarily to fund additions to property, plant and equipment ($2.7 billion), principally equipment that is provided to third parties on operating leases, for acquisitions of businesses ($1.7 billion), the largest of which were Life Insurance Company of Virginia and Union Fidelity Life Insurance Company, and increased investments in nonconsolidated affiliates ($1.4 billion). Cash provided from operating activities totaled $2.9 billion. Cash provided from financing activities resulted primarily from increased borrowings ($4.7 billion) during the first six months of 1996.

D. SUBSEQUENT EVENT

     GECS has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"). MWHC and its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), are engaged in retail merchandising and direct response marketing (conducted primarily through Signature Financial/Marketing, Inc., "Signature", which markets consumer club and insurance products). At the end of the second quarter, MWHC and certain of its affiliates were in negotiations with lenders to restructure debt and to obtain additional financing. On July 7, 1997, MWHC, MWC and certain of their affiliates filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Signature is not included in the Chapter 11 bankruptcy filing and the possibility of sale of Signature will continue to be evaluated.

     MWHC reported losses from operations during the first half of 1997, and GECS investment was reduced for its share of such losses. GECS also wrote off its remaining investment in MWHC common stock during the second quarter. In addition to MWHC common stock, GECS holds investments in inventory financing and preferred stock from MWHC and its affiliates, which amounted to approximately $1,060 million at the end of the second quarter. No impairment write-down was considered necessary for these investments; however, GECS has suspended income recognition on these investments and will continue to carefully monitor them for recoverability. Subsequent to the MWHC bankruptcy filing, GECS announced a $1.0 billion Debtor-In-Possession financing commitment, subject to certain conditions, to MWHC for the purchase of inventory and other costs.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

         The directors, other than Mr. Nunn, are defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative and class action (the Cohen action) in New York State Supreme Court, New York County, on September 18, 1996. The suit is based upon the Company's solicitation, in the 1996 proxy statement, of share owner approval of the 1996 Non-Employee Director Stock Option Plan. Under the Plan, which the share owners approved, 3,000 stock options will be granted annually to each of the Company's non-employee directors through 2003. Each annual grant entitles the director, for a period of 10 years from the date of the grant, to purchase 3,000 shares of GE stock from the Company at the market price of GE stock on the date of grant. The suit claims that the options would have an estimated value to the directors on the annual date of grant which should have been disclosed. The suit also claims that the directors breached their fiduciary duties because the 1996 proxy statement did not state that the options would have such an alleged, estimated value to the directors when granted. The suit seeks compensatory damages and invalidation of the Plan and all options granted under the Plan. The Company believes that the options have no value to the directors on the date of grant, that the options will have no value to the directors unless the GE stock price increases above the grant price, and that the 1996 proxy statement contained full and adequate disclosure because, among other things, any reasonable share owner would understand that the value of the options to the non-employee directors would only occur when and if the stock price rises above the grant price. On May 14, 1997, the court dismissed the complaint and plaintiff subsequently filed a notice of appeal.

ENVIRONMENTAL

         As previously reported, in April 1997, the United States Environmental Protection Agency informed the company that it was considering issuing a complaint against the company seeking $241,000 in penalties and alleging violations of the Emergency Planning and Community Right-to-Know Act for failure to report chemical use and releases from the company's Waterford, New York facility. The Complaint was issued in April 1997, and seeks $226,000 in penalties. The company is negotiating with the Agency.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The annual meeting of Share Owners of General Electric Company was held on April 23, 1997.

           (b) All director nominees were elected.

           (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

PROPOSALS AND VOTE TABULATIONS

                                                         VOTES CAST
                                                  ------------------------                                BROKER
                                                  FOR              AGAINST              ABSTAIN        NON-VOTES
                                                  ---              -------              -------        ---------
MANAGEMENT PROPOSALS

Approval of the appointment
     of independent
     auditors for 1997                         1,372,906,914        3,638,698         5,290,054                0

Approval of the 2-for-1 stock split
     and increase in number of
     authorized shares                         1,370,451,830        3,515,563         7,868,273                0

Approval of proposed executive
     officer performance goals                 1,321,169,505       42,166,834        18,499,327                0

Approval to amend and extend the GE
     1990 Long-Term Incentive Plan             1,064,028,696       88,675,508        20,807,355      208,324,107

SHARE OWNER PROPOSALS

(1)  Relating to term limit for
     outside directors                            53,144,387    1,094,189,948        26,177,224      208,324,107

(2)  Relating to GE's nuclear power business      40,862,682    1,055,113,281        77,535,596      208,324,107

(3)  Relating to environmental report             63,955,420    1,051,601,750        57,954,389      208,324,107

(4)  Relating to Maquiladoras                     69,475,521      996,047,057       107,988,981      208,324,107

(5)  Relating to executive compensation
     limits                                       92,311,293    1,051,505,736        29,694,530      208,324,107

(6)  Relating to military contracts standards     56,552,986    1,031,931,436        85,027,137      208,324,107



ELECTION OF DIRECTORS

DIRECTOR                               VOTES RECEIVED            VOTES WITHHELD
---------------------                   -------------             -------------
D. Wayne Calloway                      1,370,850,022                10,985,644
Silas S. Cathcart                      1,369,619,983                12,215,683
Dennis D. Dammerman                    1,370,414,752                11,420,914
Paolo Fresco                           1,370,209,964                11,625,702
Claudio X. Gonzalez                    1,371,261,185                10,574,481
Gertrude G. Michelson                  1,370,905,720                10,929,946
Sam Nunn                               1,358,423,608                23,412,058
John D. Opie                           1,370,271,755                11,563,911
Roger S. Penske                        1,369,048,403                12,787,263
Barbara Scott Preiskel                 1,370,612,187                11,223,479
Frank H. T. Rhodes                     1,369,851,946                11,983,720
Andrew C. Sigler                       1,370,464,019                11,371,647
Douglas A. Warner III                  1,361,078,865                20,756,801
John F. Welch, Jr                      1,369,790,937                12,044,729



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                Exhibit 11. Computation of Per Share Earnings.

                Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.

                Exhibit 27. Financial Data Schedule

           b.   Reports on Form 8-K during the quarter ended June 30, 1997.

                Report on Form 8-K (Items 5 and 7) filed on April 28, 1997, regarding amendment of the Company's Restated Certificate of Incorporation to change and increase the Company's authorized common stock from 2,200,000,000 shares, par value $0.32 per share, to 4,400,000,000 shares, par value $0.16 per share, and in so doing split the common stock (including outstanding and treasury shares) on a 2-for-1 basis.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            General Electric Company

                                  (Registrant)





July 30, 1997                  Philip D. Ameen
-------------                  ------------------------------
    Date                       Vice President and Comptroller
                               Duly Authorized Officer and
                               Principal Accounting Officer