Form 10-Q
period 1997-09-30
GENERAL ELECTRIC CO
filed 1997-10-24
CIK 40545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


            There were 3,272,727,154 shares with a par value of $0.16 per share outstanding at September 30, 1997.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES



(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)

                                                                     THIRD QUARTER ENDED SEPTEMBER 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                       1997          1996          1997         1996          1997          1996
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Sales of goods                                         $ 8,693       $ 8,507       $ 8,693      $ 8,509           $ -           $ -
Sales of services                                        2,972         2,939         3,005        2,969             -             -
Earnings of GECS                                             -             -           938          816             -             -
GECS revenues from operations                           10,141         8,415             -            -        10,182         8,449
Other income                                               185           160           189          160             -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total revenues                                       21,991        20,021        12,825       12,454        10,182         8,449
                                                    -----------   -----------   -----------   ----------   -----------   -----------


Cost of goods sold                                       6,097         6,188         6,097        6,190             -             -
Cost of services sold                                    2,200         2,199         2,233        2,228             -             -
Interest and other financial charges                     2,120         1,925           215          175         1,919         1,756
Insurance losses and policyholder and annuity benefits   1,980         1,553             -            -         1,980         1,553
Provision for losses on financing receivables              371           254             -            -           371           254
Other costs and expenses                                 6,292         5,137         1,673        1,497         4,650         3,669
Minority interest in net earnings of
   consolidated affiliates                                  67            67            34           29            33            38
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total costs and expenses                             19,127        17,323        10,252       10,119         8,953         7,270
                                                    -----------   -----------   -----------   ----------   -----------   -----------

Earnings before income taxes                             2,864         2,698         2,573        2,335         1,229         1,179
Provision for income taxes                                (850)         (910)         (559)        (547)         (291)         (363)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Net earnings                                        $ 2,014       $ 1,788       $ 2,014      $ 1,788         $ 938         $ 816
                                                    ===========   ===========   ===========   ==========   ===========   ===========


Net earnings per share -a)                              $ 0.62        $ 0.54

Dividends declared per share -a)                        $ 0.26        $ 0.23


(a- 1996 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1997.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES



(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)

                                                                      NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                       1997          1996          1997         1996          1997          1996
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Sales of goods                                        $ 25,654      $ 24,299      $ 25,656     $ 24,310           $ -           $ -
Sales of services                                        9,080         8,341         9,184        8,430             -             -
Earnings of GECS                                             -             -         2,490        2,149             -             -
GECS revenues from operations                           28,930        23,053             -            -        29,043        23,151
Other income                                               481           492           483          490             -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total revenues                                       64,145        56,185        37,813       35,379        29,043        23,151
                                                    -----------   -----------   -----------   ----------   -----------   -----------

Cost of goods sold                                      18,189        17,432        18,191       17,443             -             -
Cost of services sold                                    6,321         5,892         6,425        5,981             -             -
Interest and other financial charges                     6,072         5,720           538          455         5,564         5,280
Insurance losses and policyholder and annuity benefits   6,236         4,713             -            -         6,236         4,713
Provision for losses on financing receivables            1,020           695             -            -         1,020           695
Other costs and expenses                                17,479        13,694         4,873        4,535        12,691         9,240
Minority interest in net earnings of consolidated
   affiliates                                              174           188            90           68            84           120
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total costs and expenses                             55,491        48,334        30,117       28,482        25,595        20,048
                                                    -----------   -----------   -----------   ----------   -----------   -----------

Earnings before income taxes                             8,654         7,851         7,696        6,897         3,448         3,103
Provision for income taxes                              (2,801)       (2,638)       (1,843)      (1,684)         (958)         (954)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Net earnings                                        $ 5,853       $ 5,213       $ 5,853      $ 5,213       $ 2,490       $ 2,149
                                                    ===========   ===========   ===========   ==========   ===========   ===========

Net earnings per share -a)                              $ 1.79        $ 1.57

Dividends declared per share -a)                        $ 0.78        $ 0.69

(a- 1996 data have been adjusted to reflect the two-for-one stock split effective on April 28, 1997.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES



(DOLLARS IN MILLIONS)
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                     9/30/97       12/31/96      9/30/97      12/31/96      9/30/97       12/31/96
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash and equivalents                                   $ 4,289       $ 4,191         $ 948        $ 957       $ 3,341       $ 3,234
Investment securities                                   66,705        59,889            11           17        66,694        59,872
Current receivables                                      8,315         8,704         8,397        8,826             -             -
Inventories                                              5,412         4,473         5,412        4,473             -             -
GECS financing receivables - net                        97,087        99,714             -            -        97,087        99,714
Other GECS receivables                                  16,314        15,418             -            -        17,027        15,962
Property, plant and equipment (including equipment
   leased to others) - net                              31,069        28,795        10,679       10,832        20,390        17,963
Investment in GECS                                           -             -        16,836       14,276             -             -
Intangible assets                                       16,180        16,007         7,403        7,367         8,777         8,640
Other assets                                            39,983        35,211        15,793       13,177        24,457        22,034
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total assets                                         $ 285,354     $ 272,402      $ 65,479     $ 59,925     $ 237,773     $ 227,419
                                                    ===========   ===========   ===========   ==========   ===========   ===========

Short-term borrowings                                 $ 86,577      $ 80,200       $ 4,047      $ 2,339      $ 82,864      $ 77,945
Accounts payable                                         9,662        10,205         4,307        4,195         6,633         6,787
Other GE current liabilities                            11,247        10,102        10,688        9,886             -             -
Long-term borrowings                                    47,501        49,246         1,745        1,710        45,872        47,676
Insurance liabilities and annuity benefits              64,702        61,327             -            -        64,702        61,327
Other liabilities                                       19,665        18,917         9,732        9,660         9,826         9,138
Deferred income taxes                                    9,199         8,273           751          533         8,448         7,740
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total liabilities                                      248,553       238,270        31,270       28,323       218,345       210,613
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Minority interest in equity of consolidated
   affiliates                                            3,105         3,007           513          477         2,592         2,530
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Common stock (3,714,026,000 shares issued) -a)             594           594           594          594             1             1
Unrealized gains on investment securities                1,862           671         1,862          671         1,851           668
Other capital                                            3,457         2,498         3,457        2,498         2,134         2,253
Retained earnings                                       41,968        38,670        41,968       38,670        12,850        11,354
Less common stock held in treasury                     (14,185)      (11,308)      (14,185)     (11,308)            -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total share owners' equity                              33,696        31,125        33,696       31,125        16,836        14,276
                                                    -----------   -----------   -----------   ----------   -----------   -----------

Total liabilities and equity                         $ 285,354     $ 272,402      $ 65,479     $ 59,925     $ 237,773     $ 227,419
                                                    ===========   ===========   ===========   ==========   ===========   ===========

(a- Reflects the two-for-one stock split effective on April 28, 1997.

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and"GECS." September data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS IN MILLIONS)
                                                                      NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                       1997          1996          1997         1996          1997          1996
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $ 5,853       $ 5,213       $ 5,853      $ 5,213       $ 2,490       $ 2,149
Adjustments to reconcile net earnings to cash
  provided from (used for) operating activities
     Depreciation and amortization                       2,980         2,796         1,215        1,217         1,765         1,579
     Earnings retained by GECS                               -             -        (1,496)      (1,401)            -             -
     Deferred income taxes                                 714           782           229           28           485           754
     Decrease in GE current receivables                    465           172           500          234             -             -
     Increase in GE inventories                           (849)         (734)         (849)        (734)            -             -
     Increase (decrease) in accounts payable               150          (369)           74            6           439          (755)
     Increase in insurance reserves                      1,674         1,109             -            -         1,674         1,109
     Provision for losses on financing receivables       1,020           695             -            -         1,020           695
     All other operating activities                     (2,396)        1,281          (448)         822        (2,430)          854
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash from operating activities                           9,611        10,945         5,078        5,385         5,443         6,385
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment (including
  equipment leased to others) - additions               (6,004)       (5,597)       (1,363)      (1,522)       (4,641)       (4,075)
Net decrease (increase) in GECS financing receivables    1,893        (1,036)            -            -         1,893        (1,036)
Payments for principal businesses purchased             (2,522)       (3,008)         (990)        (679)       (1,532)       (2,329)
All other investing activities                          (3,032)       (3,405)          190           17        (3,364)       (3,671)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash used for investing activities                      (9,665)      (13,046)       (2,163)      (2,184)       (7,644)      (11,111)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)    9,137         9,661         2,206        2,226         7,157         7,607
Newly issued debt (maturities more than 90 days)        16,047        17,942           579          191        15,468        17,751
Repayments and other reductions (maturities
  more than 90 days)                                   (20,728)      (19,789)       (1,119)      (1,100)      (19,609)      (18,689)
Net purchase of GE shares for treasury                  (2,031)       (1,950)       (2,031)      (1,950)            -             -
Dividends paid to share owners                          (2,559)       (2,292)       (2,559)      (2,292)         (994)         (748)
All other financing activities                             286           378             -            -           286           378
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash from (used for) financing activities                  152         3,950        (2,924)      (2,925)        2,308         6,299
                                                    -----------   -----------   -----------   ----------   -----------   -----------

Increase (decrease) in cash and equivalents                 98         1,849            (9)         276           107         1,573
Cash and equivalents at beginning of year                4,191         2,823           957          874         3,234         1,949
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash and equivalents at September 30                   $ 4,289       $ 4,672         $ 948      $ 1,150       $ 3,341       $ 3,522
                                                    ===========   ===========   ===========   ==========   ===========   ===========

See notes to Condensed Consolidated Financial Statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS represents General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.


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


            3. GE's inventories consisted of the following:


                                                                  At
                                                        -----------------------
(Dollars in millions)                                   9/30/97        12/31/96
                                                        -------        --------

Raw materials and work in process                       $ 3,441         $ 3,028
Finished goods                                            2,899           2,404
Unbilled shipments                                          270             258
Revaluation to LIFO                                      (1,198)         (1,217)
                                                        -------         -------
Total inventories                                       $ 5,412         $ 4,473
                                                        =======         =======



            4. Property, plant and equipment (including equipment leased to others) consisted of the following:


                                                                    At
                                                           ---------------------
(Dollars in millions)                                      9/30/97      12/31/96
                                                           -------      --------

ORIGINAL COST
- GE                                                       $26,567       $25,950
- GECS                                                      27,540        24,834
                                                           -------       -------

   Total                                                    54,107        50,784
                                                           -------       -------

ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                        15,888        15,118
- GECS                                                       7,150         6,871
                                                           -------       -------

   Total                                                    23,038        21,989
                                                           -------       -------

PROPERTY, PLANT AND EQUIPMENT -- NET
- GE                                                        10,679        10,832
- GECS                                                      20,390        17,963
                                                           -------       -------

    Total                                                  $31,069       $28,795
                                                           =======       =======

            5. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Average shares outstanding for the third quarter of 1997 and 1996 were 3,269,408,846 and 3,297,675,466, respectively.
Average shares outstanding for the first nine months of 1997 and 1996 were 3,277,216,644 and 3,311,971,304, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- THIRD QUARTER OF 1997 COMPARED WITH THIRD QUARTER OF 1996

            General Electric Company achieved record third quarter earnings per share and earnings in 1997. Earnings per share increased 15% to $0.62, up from last year's $0.54, and earnings increased 13% to $2.014 billion. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a four-year, $13 billion share repurchase program initiated in December 1994.


            Revenues, including acquisitions, rose to a record $22.0 billion, 10% over last year's third quarter, principally because of increased global activities and higher sales of spare parts and services by GE's equipment businesses. Revenues increased at nine of GE's twelve businesses, led by GE Capital Services, Aircraft Engines and Transportation Systems.


            Ten of GE's twelve businesses reported higher operating profit for the third quarter with seven, led by GE Capital Services, Medical Systems and Plastics, achieving double-digit increases.


            GE's third quarter operating margin was 14.5% of sales, up from last year's 13.8%, and was a record for the quarter. The third quarter increase was the seventeenth consecutive quarterly increase in GE's operating margin rate and reflected the increasing benefits from GE's Six Sigma quality initiative.


            GE Capital Services' third-quarter earnings were $938 million, a 15% increase over last year's $816 million, reflecting the diversity of its 27 businesses.


            Cash generated from GE's operating activities during the first nine months of 1997 was $5.1 billion compared with $5.4 billion in the 1996 period. As part of the $13 billion share repurchase program, GE purchased $935 million of its stock during the third quarter to reach $9.1 billion -- 232 million shares -- purchased since December 1994.


SEGMENT ANALYSIS:

            The comments that follow compare revenues and operating profit by industry segment for the third quarters of 1997 and 1996.


            o AIRCRAFT ENGINES revenues were sharply higher than last year reflecting good volume growth and higher selling prices in the services business, including the results of acquisitions. Volume and selling prices also improved in the commercial engines business. Operating profit was somewhat higher, reflecting the strong performance in services, higher selling prices and improved volume, the combination of which more than offset higher costs.


            o APPLIANCES third quarter revenues and operating profit increased slightly. The revenue increase was principally attributable to higher volume, including acquisitions, partially offset by selling price declines. The improvement in operating profit was principally attributable to productivity during the period partially offset by lower selling prices.


            o BROADCASTING revenues were sharply lower than last year, reflecting the impact of NBC's broadcast of the Summer Olympic Games on 1996's third quarter revenues. Operating profit was somewhat lower, reflecting primarily the absence of a current-year counterpart to Olympics coverage, partially offset by improved pricing and growth in NBC's cable programming services.


            o GECS third-quarter earnings increased 15% to $938 million, reflecting increases in net earnings in specialty insurance, mid-market financing, equipment management, and specialized financing businesses. Earnings were affected by higher losses associated with GECS' equity investment in Montgomery Ward Holding Corp. (refer to Other Matters section), as well as increased residual losses on automobiles, more than offset by asset gains, the largest of which was $284 million (net of tax) associated with GECS' investment in the common stock of Paine Webber Group Inc.


            o INDUSTRIAL PRODUCTS AND SYSTEMS reported a strong increase in operating profit on somewhat higher revenues. The increase in revenues reflected volume increases across the segment and growth in services. The improvement in operating profit was principally attributable to strong productivity improvements, particularly at Lighting, Electrical Distribution and Control, and Industrial Control Systems, and higher volume, particularly at Transportation Systems, the combination of which more than offset the effects of lower selling prices.


            o MATERIALS operating profit was considerably higher on somewhat higher revenues. The revenue performance reflected strong volume increases largely offset by continued declines in selling prices. The improvement in operating profit was principally attributable to productivity improvements and the increase in volume, the combination of which more than offset the effects of lower selling prices.

            o POWER GENERATION revenues were somewhat lower compared with 1996's third quarter, reflecting considerably lower volume at Nuovo Pignone, partially offset by higher sales of gas turbines and increased volume in services. Operating profit was slightly lower, reflecting principally lower operating profit at Nuovo Pignone.

            o TECHNICAL PRODUCTS & SERVICES revenues were slightly higher than a year ago as volume improvements at Medical Systems overcame price declines across the segment. Segment operating profit increased sharply as productivity improvements and higher volume more than offset effects of lower selling prices.


            o ALL OTHER revenues and operating profit were sharply higher than the prior year's third quarter, principally as a result of higher licensing revenues.


B. RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1997 COMPARED WITH FIRST NINE MONTHS OF 1996

            Net earnings were $5.853 billion in the first nine months of 1997, up 12% from $5.213 billion in 1996's first nine months. Earnings per share increased 14% to $1.79 from $1.57. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a four-year, $13 billion share repurchase program initiated in December 1994.


            Consolidated revenues for the first nine months of 1997 aggregated $64.1 billion, up 14% from the comparable $56.2 billion in 1996's first nine months. GE's sales of goods and services were 6% higher, led by Aircraft Engines, Power Systems, Appliances and Transportation Systems. The improvement in sales was largely attributable to increases in the volume of goods and services sold which were partially offset by the effects of lower selling prices.


            Operating margin in the first nine months of 1997 was 15.4% of sales, an improvement over last year's 14.6%.


            GE's operating profit increased 12% compared with the first nine months of 1996. All twelve businesses reported higher operating profit, with nine, led by GE Capital Services, Aircraft Engines, Broadcasting and Power Generation, achieving double-digit increases.



SEGMENT ANALYSIS:

            The following comments compare revenues and operating profit by industry segment for the first nine months of 1997 with the same period of 1996.


            o AIRCRAFT ENGINES had a considerable increase in operating profit on sharply higher revenues compared with the first nine months of 1996. The revenue and operating profit increases resulted from higher volume in commercial engines and services, including results from an acquired services business, as well as higher selling prices, the combination of which more than offset cost increases.


            o APPLIANCES reported revenues and operating profit that were somewhat higher than a year ago. The increase in revenues reflected acquisition-related volume as well as international sales growth. The operating profit improvement was primarily attributable to productivity which more than offset the effects of lower selling prices.


            o BROADCASTING revenues were somewhat lower than last year, reflecting the impact of NBC's broadcast of the Summer Olympic Games on 1996 revenues. Operating profit was considerably higher than a year ago, reflecting improved prime-time pricing and growth in NBC's cable programming services, the combination of which more than offset the absence of a current-year counterpart to the Olympics coverage and higher license fees for certain prime-time programs that were renewed.


            o GE CAPITAL SERVICES net earnings increased by 16% to $2,490 million, reflecting increases in net earnings in specialty insurance, equipment management, mid-market financing, and specialized financing businesses. Earnings were affected by higher losses associated with GECS' equity investment in Montgomery Ward Holding Corp. (refer to Other Matters section), as well as increased residual losses on automobiles, more than offset by asset gains, the largest of which was $284 million (net of tax) associated with GECS' investment in the common stock of Paine Webber Group Inc.


            o INDUSTRIAL PRODUCTS AND SYSTEMS reported much higher operating profit on revenues that were somewhat higher than last year. The revenue increase reflected good volume increases across all businesses in the segment. The improvement in operating profit was attributable to productivity, particularly at Lighting, Electrical Distribution and Control, and Industrial Control Systems, as well as higher volume, particularly at Transportation Systems and Lighting, the combination of which more than offset the effects of lower selling prices.


            o MATERIALS reported revenues and operating profit that were slightly higher than a year ago. The revenue increase reflected volume increases that were largely offset by lower selling prices. The improvement in operating profit was attributable to the combination of productivity and higher volume, which more than offset the effects of lower selling prices.


            o POWER GENERATION revenues were considerably higher than last year, reflecting volume growth in Nuovo Pignone and in gas turbines. Operating profit also increased considerably, primarily as a result of strong productivity and the higher volume which more than offset the effects of lower selling prices.


            o TECHNICAL PRODUCTS & SERVICES revenues were slightly higher than in 1996, reflecting volume growth at both Medical Systems and Information Services, partially offset by the effects of lower selling prices. Operating profit at Medical Systems was somewhat higher, as productivity and higher volume more than offset a loss on patent litigation involving the Company's MRI product line and lower selling prices. Operating profit at Information Services was sharply higher, principally as a result of productivity which more than offset the effects of lower selling prices.


            o ALL OTHER operating profit, principally related to the licensing of GE technology to others, was considerably higher on somewhat higher revenues.


C. FINANCIAL CONDITION

            With respect to the Condensed Statement of Financial Position, consolidated assets of $285.4 billion at September 30, 1997, were $13.0 billion higher than the $272.4 billion at December 31, 1996.


            GE assets were $65.5 billion at September 30, 1997, an increase of $5.6 billion from December 31, 1996. The increase was principally attributable to additions to other assets ($2.6 billion), an increase in the investment in GECS ($2.6 billion), and higher inventory levels ($0.9 billion). The increase in other assets was attributable to the acquisition of Greenwich/UNC and numerous other changes, none of which was individually significant. The increase in the investment in GECS resulted from GECS earnings, net of dividends, and the effect of a $1.2 billion after-tax increase in the market value of GECS investment securities. The rise in inventories reflected seasonal increases in a number of GE businesses.


            GECS' assets increased by $10.4 billion from the end of 1996, principally as a result of higher levels of investment in investment securities as well as increases in other assets, both of which are described below. GECS investment securities increased by $6.8 billion, reflecting the addition of securities held by insurance companies acquired and new investments by various GE Capital businesses, as well as increases in fair value of investment securities during the period. Other assets increased $2.4 billion, principally as a result of growth in investor-directed fund accounts, assets acquired for resale and deferred insurance acquisition costs at GECS' insurance businesses. GE Capital's financing receivables, which aggregated $97.1 billion, net of reserves, at the end of the third quarter, were $2.6 billion lower than at year-end 1996, primarily as a result of securitizations of consumer receivables. Management believes that GE Capital's reserves of $2.6 billion (2.63% of the receivables balance at September 30, 1997 -- the same as year-end 1996) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Property, plant and equipment, principally equipment leased to others, increased by $2.4 billion primarily as a result of higher auto lease volume and, to lesser extent, new aircraft volume.


            Consolidated liabilities of $248.6 billion at September 30, 1997, were $10.3 billion higher than the year-end 1996 balance of $238.3 billion.


            GE liabilities increased $2.9 billion to $31.3 billion. Total borrowings were $5.8 billion ($4.1 billion short term and $1.7 billion long term) at September 30, 1997, an increase of $1.7 billion from December 31, 1996. The ratio of debt to total capital for GE at the end of the third quarter was 14.5% compared with 11.4% at the end of last year and 14.9% at September 30, 1996.


            GECS' liabilities increased to $218.3 billion, compared with $210.6 billion at the end of 1996, principally because of higher insurance liabilities and annuity benefits, which increased by $3.4 billion, primarily as a result of the acquisition of Coregis Life Insurance Company and increases in reserves and annuity benefits associated with new volume. Short-term borrowings increased by $4.9 billion to $82.9 billion and long-term borrowings decreased by $1.8 billion to $45.9 billion.


            With respect to cash flows, consolidated cash and equivalents were $4.3 billion at September 30, 1997, an increase of $0.1 billion during the first nine months of 1997. Cash and equivalents were $4.7 billion at September 30, 1996, an increase of $1.9 billion since the beginning of the year.


            GE's cash and equivalents were $0.9 billion at September 30, 1997, approximately the same as at the end of 1996. During the first nine months of 1997, cash provided from operating activities was $5.1 billion, compared with $5.4 billion in cash flows during the comparable period in 1996. Strong 1997 cash generation from, among other things, continued improvements in earnings was more than offset by absence of counterparts to two 1996 matters -- progress collections related to large power generation orders and timing of collections of sundry receivables. Cash used for investing activities ($2.2 billion) represented principally the acquisition of Greenwich Air Services and investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.9 billion) included $2.7 billion for repurchases of the Company's common stock under the share repurchase program and $2.6 billion for dividends paid to share owners, a 13% increase in the per-share dividend rate compared with the first nine months of last year. The dividends and share repurchases were partially offset by funds provided from higher borrowings ($1.7 billion).


            GE's cash and equivalents were $1.2 billion at September 30, 1996, an increase of $0.3 billion from December 31, 1995. During the first nine months of 1996, cash provided from operating activities increased to $5.4 billion, up from $2.4 billion during the first nine months of the preceding year, reflecting improvements in earnings and working capital, principally in trade receivables and progress collections as well as timing of collections of sundry receivables. Cash used for investing activities ($2.2 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiency. Cash used for financing activities ($2.9 billion) included $2.4 billion for repurchases of the Company's common stock under the share repurchase program and $2.3 billion for dividends paid to share owners, reflecting a 12% increase in the per-share dividend rate compared with the first nine months of 1995. The dividends and share repurchases were partially offset by funds provided from a combination of higher borrowings ($1.3 billion) and net dispositions of GE shares from treasury ($0.4 billion).


            GECS' cash and equivalents increased $0.1 billion during the first nine months of 1997. Cash provided from operating activities totaled $5.4 billion, compared with $6.4 billion for the first nine months of 1996. Cash was used primarily to fund additions to property, plant and equipment ($4.6 billion), principally equipment that is provided to third parties on operating leases, and for acquisitions of businesses ($1.5 billion), the largest of which were Coregis and Bank Aufina. Cash provided from financing activities resulted primarily from increased borrowings ($3.0 billion) during the first nine months of 1997.


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


D. OTHER MATTERS


            GECS has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), are engaged in retail merchandising and direct response marketing (the latter conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), which markets consumer club and insurance products). MWHC and MWC filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1997.


            MWHC reported losses from operations during the first nine months of 1997, and GECS' investment was reduced for its share of such losses, resulting in the writing-off of its investments in MWHC common and preferred stock. GECS also has other investments, primarily inventory financing that resulted from ordinary course of business transactions with MWHC and its affiliates, amounting to approximately $833 million at September 30, 1997. Subsequent to the MWHC bankruptcy filing, GECS announced a $1.0 billion Debtor-In-Possession financing commitment, subject to certain conditions, to MWHC for the purchase of inventory and to cover other costs, a majority of which has been syndicated.


            MWHC and its affiliates, under new management in 1997, are continuing their restructuring efforts as well as developing a plan of reorganization. Restructuring plans are likely to include the implementation of a revised merchandising strategy, the closing and/or upgrading of selected retail stores, and the sale of Signature (which is not included in the Chapter 11 bankruptcy filing).


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL

            In August of 1996 the Florida Department of Environmental Protection informed Greenwich Air Services that it was seeking penalties of $278,555 for violations of the state's hazardous waste law at its Miami facility (the facility was subsequently acquired as a portion of GE's purchase of Greenwich which was consummated in September of 1997). The matter has been tentatively settled for $36,270 plus a supplemental wastewater treatment project.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits

               Exhibit 11. Computation of Per Share Earnings.
               Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
               Exhibit 27. Financial Data Schedule

            b. Reports on Form 8-K during the quarter ended September 30, 1997.

               No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            General Electric Company
                                  (Registrant)





October 24, 1997      Philip D. Ameen
----------------      --------------------------------------------------------
      Date            Vice President and Comptroller
                      Duly Authorized Officer and Principal Accounting Officer