Form 10-K405
period 1997-12-31
GENERAL ELECTRIC CO
filed 1998-03-27
CIK 40545

SECTIONS

Business                                                                   2
Properties                                                                12
Legal Proceedings                                                         12
Submission of Matters to a Vote of Security Holders                       15
Market for Stock                                                          15
Selected Financial Data                                                   15
Management's Discussion                                                   15
Market Risk                                                               16
Financial Statements                                                      16
Disagreements                                                             16
Directors and Executive Officers                                          17
Executive Compensation                                                    18
Security Ownership                                                        18
Certain Relationships                                                     18
Exhibits, Financial Statement Schedules                                   19
Signatures                                                                24

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended DECEMBER 31, 1997     Commission file number 1-35
     -------------------------------------------     ---------------------------


                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______to ______

                            GENERAL ELECTRIC COMPANY
               (Exact name of registrant as specified in charter)

              NEW YORK                                  14-0689340
              --------                                  ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

3135 EASTON TURNPIKE, FAIRFIELD, CT          06431-0001       203/373-2211
-----------------------------------          ----------       ------------
(Address of principal executive offices)     (Zip Code)      (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common stock,                         New York Stock Exchange
par value $0.16 per share             Boston Stock Exchange

            There were 3,260,410,586 shares of voting common stock with a par value of $0.16 outstanding at March 1, 1998. These shares, which constitute all of the outstanding common equity of the registrant, had an aggregate market value on March 2, 1998, of $251.6 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


DOCUMENTS INCORPORATED BY REFERENCE

            The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 22, 1998, is incorporated by reference in Part III to the extent described therein.

                                     PART I


ITEM 1. BUSINESS

GENERAL

            Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 47 of the 1997 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 25 through 66 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1997 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.


            General Electric's address is 1 River Road, Schenectady, NY 12345-6999; the Company also maintains executive offices at 3135 Easton Turnpike, Fairfield, CT 06431-0001.


            The "Company" (General Electric Company and consolidated affiliates) is one of the largest and most diversified industrial corporations in the world. From the time of General Electric's incorporation in 1892, the Company has engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity. Over the years, development and application of related and new technologies have broadened considerably the scope of activities of the Company and its affiliates. The Company's products include, but are not limited to, lamps and other lighting products; major appliances for the home; industrial automation products and components; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear reactors, nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; materials, including plastics, silicones and superabrasive industrial diamonds; and a wide variety of high-technology products, including products used in medical diagnostic applications.


            The Company also offers a wide variety of services, including product services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. The National Broadcasting Company, Inc. (NBC), a wholly-owned affiliate, is engaged principally in furnishing network television services, in operating television stations, and in providing cable programming and distribution services in the United States, Europe and Asia. Through another wholly-owned affiliate, General Electric Capital Services, Inc. (GECS), and its two principal subsidiaries, the Company offers a broad array of financial services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, specialty insurance and reinsurance. Other services offered by GECS include satellite communications furnished by its affiliate, GE Americom, Inc. The Company also licenses patents and provides technical services related to products it has developed, but such activities are not material.


             Aggressive and able competition is encountered worldwide in virtually all of the Company's business activities. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, management believes that, in general, GE has a leadership position (i.e., number one or number two) in most major markets served. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with two relatively new commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.


            GE has substantial export sales from the United States. In addition, the Company has majority, minority or other joint venture interests in a number of non-U.S. companies engaged primarily in manufacturing and distributing products and providing nonfinancial services similar to those sold within the United States. GECS financial services operations outside the United States have expanded considerably over the past several years.


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


            Financial information on consolidated industry segments is presented on page 35 of the 1997 Annual Report to Share Owners in two parts: one for GE that includes GECS in the All Other segment on a one-line basis in accordance with the equity method of accounting, and one for GECS as a separate entity. For GE, five of the 12 key businesses (Aircraft Engines, Appliances, Power Systems, Plastics and NBC) represent individual segments (namely, Aircraft Engines, Appliances, Power Generation, Materials and Broadcasting, respectively). Except for "All Other," the remaining businesses are aggregated by the two industry segments in which they participate (Industrial Products and Systems, and Technical Products and Services). The All Other segment consists primarily of GECS earnings, discussed above, and revenues derived from licensing use of GE technology to others. For GECS, revenues and operating profit are presented separately by the two industry segments in which it conducts its business (Financing and Specialty Insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data.


            Additional financial data and commentary on recent operating results for industry segments are reported on pages 34-38 of the 1997 Annual Report to Share Owners. Further details can be found in note 28 (pages 62 and 63 of that Report) to the consolidated financial statements. These data and comments are for General Electric Company's operations, except as otherwise indicated, and should be referred to in conjunction with the summary description of each of the industry segments which follows.


AIRCRAFT ENGINES

            Aircraft Engines (8.6%, 8.0% and 8.7% of consolidated revenues in 1997, 1996 and 1995, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced by CFMI, a company jointly owned by GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600X/-700/-800/-900 series, and the 737 business jet; Airbus Industrie's A319, A320, A321 and A340 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747 and 767 series, Airbus Industrie's A300, A310 and A330 series, and McDonnell Douglas' DC-10 and MD-11 series. The GE90 engine is used to power Boeing's 777 series twin-engine aircraft. The business also produces jet engines for executive aircraft and regional commuter aircraft, and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. Maintenance, overhaul and component repair services are provided for many models of engines, including engines manufactured by competitors. The business further expanded its product services operations through the acquisition of Greenwich Air Services/UNC in 1997 and Celma, an engine overhaul operation in Brazil, in 1996.

            The worldwide competition in aircraft jet engines is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are also important in this segment. Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of applicable airframe applications. Sales of product services (replacement parts and services) are an important part of the business. Aircraft engine orders tend to follow military and airline procurement cycles, although cycles for military and commercial engine procurement are different. Procurements of military jet engines are affected by changes in global political and economic factors.


            In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1.6 billion at year-end 1997, and had entered into commitments totaling $1.8 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1997.


            For current information about Aircraft Engines orders and backlog, see page 34 of the 1997 Annual Report to Share Owners.


APPLIANCES

            Appliances (7.4%, 8.1% and 8.5% of consolidated revenues in 1997, 1996 and 1995, respectively) manufactures and/or markets a single class of product - major appliances - that includes refrigerators, electric and gas ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under GE, Hotpoint, RCA, Monogram, Profile and Profile Performance brands as well as under private brands for retailers and others. GE microwave ovens, room air conditioners, water softening and filtering products, and freezers are sourced from suppliers while investment in Company-owned U.S. facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. product services network that provides repair services, expanded service plans, warranty administration and risk management services.


            Appliances continues to increase its operating presence in the global business arena and participates in numerous manufacturing and distribution joint ventures around the world. In 1996, Appliances acquired a 73% interest in DAKO S.A., Brazil's leading gas range manufacturer.


            Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is cost; considerable competitive emphasis is placed on minimizing manufacturing and distribution costs and on reducing cycle time from order to product delivery. Other significant factors include brand recognition, quality, features offered, innovation, customer responsiveness and appliance service capability. A number of processes, such as Quick Response, New Product Introduction and Quick Market Intelligence, have been implemented to improve GE's competitiveness in these areas. For example, the Six Sigma quality initiative will enable the business to improve the quality of products, reduce waste and provide better product services. In 1997, the business added GE SmartWater(TM) filtration and water softening systems to its product line, launched a new line of dishwashers, introduced the Profile Performance brand in the high-end market segment, and completed a joint venture with National Tech Team to further broaden its product services offerings.


BROADCASTING

              Broadcasting (5.7%, 6.6% and 5.6% of consolidated revenues in 1997, 1996 and 1995, respectively) consists primarily of the National Broadcasting Company (NBC). NBC's principal businesses are the furnishing within the United States of network television services to affiliated television stations, the production of live and recorded television programs, the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations, the operation of four cable/satellite networks around the world, and investment and programming activities in multimedia and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 200 affiliated stations within the United States. At December 31, 1997, NBC owned and operated 12 VHF and UHF television stations located in Birmingham, Ala.; Chicago, Ill.; Columbus, Ohio; Hartford, Conn.; Los Angeles, Calif.; Miami, Fla.; New York, N.Y.; Philadelphia, Pa.; Providence, R.I.; Raleigh-Durham, N.C.; San Diego, Calif.; and Washington, D.C. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through its ownership of CNBC, NBC Super Channel, and CNBC Asia, as well as equity investments in Arts and Entertainment, Court TV, American Movie Classics, Bravo, Prime Network and regional Sports Channels across the United States. In 1997, the business entered into a strategic alliance with Dow Jones that will merge the European and Asian business news services of Dow Jones with those of CNBC and use Dow Jones editorial resources in the United States. The business also entered into long-term arrangements with the National Basketball Association (NBA) and the United States Golf Association (USGA) that give NBC exclusive national over-the-air broadcast rights to NBA games through the 2002 season and to the USGA's major golf championships through the year 2003. 1998 marked the end of a 33 year affiliation with the National Football League. In 1996, NBC and Microsoft Corporation entered into a joint venture that provides information to users through two separate but related sources: MSNBC Cable, a 24-hour news and information cable channel; and MSNBC Interactive, a comprehensive interactive on-line news and information service. NBC contributed the assets of America's Talking and NBC Desktop to the joint ventures. In 1995, NBC launched CNBC Asia, the first 24-hour business news channel to be broadcast live from three continents, and secured United States television rights to the 2000, 2002, 2004, 2006 and 2008 Olympics.


INDUSTRIAL PRODUCTS AND SYSTEMS

            Industrial Products and Systems (12.1%, 13.1% and 14.6% of consolidated revenues in 1997, 1996 and 1995, respectively) encompasses the following businesses: Lighting, Electrical Distribution and Control, Transportation Systems, Industrial Control Systems, and GE Supply. No "similar" class of products or services within the segment approached 10% of any year's consolidated revenues during the three years ended December 31, 1997. Customers for many of these products and services include electrical distributors, original equipment manufacturers and industrial end users.


Lighting includes a wide variety of lamps - incandescent, fluorescent, high intensity discharge, halogen and specialty - as well as outdoor lighting fixtures, wiring devices and quartz products. Markets and customers are global. In 1997, the business acquired certain assets of Flame Electrical Ltd., a lighting products distributor in South Africa, and entered into an agreement with MagneTek, Inc. that provides GE exclusive sales responsibility for electronic ballasts in North America. In 1996, the business acquired the remaining interest in GE Apar Lighting Private Ltd. in India, increased its ownership interest in GE Jiabao Lighting Co., Inc., a joint venture in China, and acquired PT Sinar Baru Electric in Indonesia. Previously in 1995, the Lighting business had acquired from its partner the remaining interest in

P.T. GE Angkasa Lighting. Customers for lighting products are extremely diverse, ranging from household consumers to commercial and industrial end users and original equipment manufacturers.


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


            Transportation Systems includes locomotives, transit propulsion and control equipment, motorized wheels for off-highway vehicles such as those used in mining operations, motors for drilling devices and parts and product services for the foregoing. Locomotives are sold worldwide, principally to railroads, while customers for other products include state and urban transit authorities and industrial users. An increasingly important product line is the alternating current (AC) locomotive, which was first introduced in 1994. More than 1,400 of the 4,400 horsepower AC units are now in service on three railroads. A new 6,000 horsepower AC unit has been developed and will enter full-scale production in 1998. In 1995, the business formed a joint venture with Harris Corporation, GE-Harris Railway Electronics, L.L.C., that expanded its service offerings to include communications and logistics systems for locomotive, train and fleet control. Further information about Transportation Systems orders and backlog is provided on page 34 of the 1997 Annual Report to Share Owners.


            Industrial Control Systems includes electric motors and related products, and engineering services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets. Electrical and electronic industrial automation products, including drive systems, are customized controls and drives for metal and paper processing, mining, utilities and marine applications. Engineering services include management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Other product services include the integration of software with hardware (principally motors, drives and programmable controls) into customized systems solutions for customers in the semiconductor, water treatment, pulp and paper, and petroleum industries. In 1997, the business expanded its presence in this emerging market segment through several small acquisitions. Motor products are used within GE and also are sold externally. In 1995, GE formed a joint venture with Fuji Electric of Japan to jointly pursue global sales of standard drives. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. Through a 50-50 joint venture (GE Fanuc Automation Corporation) which has two operating subsidiaries (one in North America and the other in Europe), GE offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls.


            GE Supply operates a U.S. network of electrical supply houses and through its affiliate, GE Supply Mexico, operates three supply houses in Mexico. GE Supply offers products of General Electric and other manufacturers to electrical contractors and to industrial, commercial and utility customers.


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


            Electrical Distribution and Control sells to distributors, electrical contractors, utilities, large industrial users and original equipment manufacturers. Demand is affected principally by levels of (and cycles in) residential and non-residential construction as well as domestic industrial plant and equipment expenditures. Competitors include other large manufacturers, with international competition increasing.


            In Transportation Systems, demand is historically cyclical. There is strong worldwide competition from major firms engaged in the sale of transportation equipment.


            Industrial Control Systems sells principally to manufacturers of original equipment, distributors and industrial users. Competition includes other motor and component producers, integrated manufacturers and customers' own in-house capability. Demand for these products is price competitive, putting emphasis on economies of scale and manufacturing technology. Other market factors include energy-driven technological changes and the cyclical nature of consumer demand. Competition in industrial automation is intense and comes from a number of U.S. and international sources.


MATERIALS

            Materials (7.4%, 8.2% and 9.5% of consolidated revenues in 1997, 1996 and 1995, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, major appliance parts and construction materials. Products also include ABS resins, silicones, superabrasive industrial diamonds and laminates. Market opportunities for many of these products are created by substituting resins for other materials, which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. In 1996, the business completed the first stage of its new polycarbonate manufacturing facility in Spain. The plant, which is scheduled to be completed in early 1999, will add capacity of 130,000 tons per year.


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


POWER GENERATION

            Power Generation (8.3%, 9.2% and 9.3% of consolidated revenues in 1997, 1996 and 1995, respectively) serves utility, industrial and governmental customers worldwide with electricity generating products, services and energy management systems. Worldwide competition continues to be intense. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. In 1997, the business announced the acquisition of the gas turbine division of Stewart and Stevenson Services, Inc., which further expands its product and product services offerings to the industrial power generation market. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. Steam turbine-generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. There have been no nuclear power plant orders in the United States since the mid-1970s. However, the business is currently participating in the construction of nuclear power plants in Japan and Taiwan. The business continues to invest in advanced technology development and to focus its resources on refueling and servicing its installed boiling-water reactors.


            Worldwide competition for power generation products and services continues to be intense. Demand for most power generation products and services is worldwide and as a result is sensitive to the economic and political environment of each country in which the business participates. In the United States, demand for power generation equipment is sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of petroleum and related prices has a large impact on demand. For information about orders and backlog, see page 36 of the 1997 Annual Report to Share Owners.


TECHNICAL PRODUCTS AND SERVICES

            Technical Products and Services (5.4%, 5.9% and 6.3% of consolidated revenues in 1997, 1996 and 1995, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.


            Medical Systems include magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions and joint ventures continue to expand GE Medical Systems global activities. In 1997, the business acquired Lockheed Martin Medical Systems and a 20% stake in ALI, a leader in ultrasound image archiving. In 1995, the business expanded its service offerings by entering into an agreement with Columbia/HCA, the largest multi-hospital system in the United States, to manage all of its diagnostic imaging equipment service. In 1996, the range of services provided under the agreement was expanded to include biomedical equipment service.


            Business-to-business electronic commerce solutions are provided to over 40,000 trading partners around the world by GE Information Services (GEIS). Its global networked-based solutions include Electronic Data Interchange and messaging services, internet, intranet and systems integration services, and a line of applications that help customers to lower their costs, reduce cycle times, and improve quality in purchasing, logistics, and supplier and distribution channel management.


            Serving a range of customers with special needs (which are rapidly changing in areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, demands on health care providers to control costs have become much more important. Medical Systems is responding with cost-effective technologies that improve operating efficiency and clinical productivity. See page 36 of the 1997 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems.


ALL OTHER GE

             All Other GE consists mostly of earnings of and investment in GECS, a wholly-owned consolidated affiliate, which is accounted for on a one-line basis in accordance with the equity method of accounting. Other ongoing operations (0.3% of consolidated revenues in 1997, and 0.4% of consolidated revenues in 1996 and 1995) mainly involve licensing the use of GE technology and patents to others. A separate discussion of segments within GECS appears below.


GECS SEGMENTS

            GECS consists of the ownership of two principal affiliates that, together with their affiliates and other investments, constitute General Electric Company's principal financial services activities. GECS owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC) and GE Global Insurance Holding Corporation (GE Global Insurance or GIH), the principal affiliate of which is Employers Reinsurance Corporation (ERC). GE Capital is an equity investor in Montgomery Ward Holding Corp. (MWHC), a retail organization, and certain other service and financial services organizations. As discussed on page 38 of the 1997 Annual Report to Share Owners, MWHC filed a bankruptcy petition for reorganization in 1997.


            For industry segment purposes, Financing (34.3%, 31.0% and 27.8% of consolidated revenues in 1997, 1996 and 1995, respectively) includes the financing and consumer savings and insurance operations of GE Capital; Specialty Insurance (9.7%, 10.3% and 10.1% of consolidated revenues in 1997, 1996 and 1995, respectively) consists of the activities of GIH as well as the activities of other insurance entities discussed on page 63 of the 1997 Annual Report to Share Owners; and All Other represents GECS corporate activities not identifiable with specific industry segments.


Additional information follows.

            Financing activities of GE Capital are summarized below. Very little of the financing provided by GE Capital involves products that are manufactured by GE.


            O CONSUMER SERVICES -- private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and consumer savings and insurance services. Insurance services, previously included within the Specialty Insurance segment, has been combined with the consumer savings and insurance operations in this segment. Prior-year information has been reclassified to reflect this change.


            O SPECIALIZED FINANCING -- loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buyouts, including those with high leverage, and corporate recapitalizations.


            O EQUIPMENT MANAGEMENT -- leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.


            o MID-MARKET FINANCING -- loans and financing and operating leases for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.


             GE Capital continues to experience broad growth from both internal sources and through acquisitions. Following is a discussion of certain larger financing acquisitions over the past three years. In 1997, the Consumer Services operation acquired Woodchester, an automobile and equipment lessor based in Ireland; Colonial Penn, a direct marketer of personal lines of automobile insurance; and Bank Aufina, a Swiss bank that provides consumer lending products and auto financing leases. In 1996, GE Capital's Equipment Management operations acquired Ameridata Technologies Inc., an international provider of distributed computer products and services as well as business and technology consulting services; and CompuNet Computer AG, a provider of distributed computing and communications technologies based in Germany. Also in 1996, GE Capital's Consumer Services operations acquired the Life Insurance Company of Virginia, First Colony Corporation and Union Fidelity Life Insurance Company, further expanding and enhancing its offerings of life and health insurance and annuity products. In 1995, Consumer Services operations acquired SOVAC SA and Credit de l'Est (France), the Australian Retail Financial Network (Australia), the Pallas Group (United Kingdom), and the purchase of the remaining interest in United Merchants Finance Ltd. (Hong Kong).


            GE Capital's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission. Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. GECS' international operations are also subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on GE Capital's financial position or results of operations.


            On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1997, 1996 and 1995, respectively, were 1.48, 1.53 and 1.51, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and such redemption were to cause the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.


            Specialty Insurance includes both GIH which, together with its affiliates, writes substantially all lines of reinsurance, as well as other insurance activities of GE Capital. ERC, GIH's principal affiliate, together with its subsidiaries, reinsures property and casualty risks written by more than 1,000 insurers around the world, and also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, errors and omissions coverage for insurance and real estate agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance, and provide reinsurance brokerage services. GIH also is engaged in the reinsurance of life insurance and investment products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers. In 1995, GIH, through its ERC affiliate, acquired a majority of two German reinsurance businesses, Frankona Reinsurance Group and Aachen Reinsurance Group, both located in Germany. These businesses together with other ERC affiliates located in Denmark and the United Kingdom write property and casualty and life reinsurance, principally in Europe and elsewhere throughout the world. GIH and certain affiliates are licensed in all states of the United States, the District of Columbia, certain provinces of Canada and in other jurisdictions - such business is written on both a direct basis and through brokers. The other insurance activities of GECS consist of GE Capital affiliates that provide various forms of insurance. Financial Guaranty Insurance Company (FGIC) provides financial guaranty insurance, principally on municipal bonds and structured finance issues. In 1997, FGIC acquired Coregis Group Inc., a property and casualty insurer. GE Capital's mortgage insurance operations are engaged in providing primary and, on a limited basis, pooled private mortgage insurance. Other affiliates provide payment protection insurance for international borrowers. Businesses in the Specialty Insurance segment are generally subject to regulation by various insurance regulatory agencies.


GEOGRAPHIC SEGMENTS, EXPORTS FROM THE U.S. AND TOTAL INTERNATIONAL OPERATIONS

            Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 29 to consolidated financial statements on page 64 of the 1997 Annual Report to Share Owners.


            Additional financial data about GE's exports from the U.S. and total international operations are on page 39 of the 1997 Annual Report to Share Owners.


ORDERS BACKLOG

            See pages 34, 36 and 44 of the 1997 Annual Report to Share Owners for information about GE's backlog of unfilled orders.


RESEARCH AND DEVELOPMENT

            Total expenditures for research and development were $1,891 million in 1997. Total expenditures had been $1,886 million in 1996 and $1,892 million in 1995. Of these amounts, $1,480 million in 1997 was GE-funded ($1,421 million in 1996 and $1,299 million in 1995); and $411 million in 1997 was funded by customers ($465 million in 1996 and $593 million in 1995), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both Company and customer funds. Other significant expenditures of Company and customer research and development funds were made by Medical Systems, Power Systems, and Plastics.


            Approximately 8,000 person-years of scientist and engineering effort were devoted to research and development activities in 1997, with about 84% of the time involved primarily in GE-funded activities.


ENVIRONMENTAL MATTERS

             See pages 44 and 58 of GE's 1997 Annual Report to Share Owners for a discussion of environmental matters.


EMPLOYEE RELATIONS

            At year-end 1997, General Electric Company and consolidated affiliates employed 276,000 persons, of whom approximately 165,000 were in the United States. For further information about employees, see page 45 of the 1997 Annual Report to Share Owners.


            Approximately 40,000 GE manufacturing, engineering and service employees in the United States are represented for collective bargaining purposes by a total of approximately 170 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE-AFL-CIO). During 1997, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2000. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

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


            Agencies of the U.S. Government constitute GE's largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

                                             % OF CONSOLIDATED REVENUES        % OF GE REVENUES
                                             --------------------------        ----------------
                                               1997     1996     1995        1997    1996    1995
                                               ----     ----     ----        ----    ----    ----
Total sales to U.S. Government Agencies         2%       3%       3%          3%      4%      4%
Aircraft Engines defense-related sales          2        2        2           3       3       3



ITEM 2. PROPERTIES

            Manufacturing operations are carried out at approximately 130 manufacturing plants located in 30 states in the United States and Puerto Rico and at some 139 manufacturing plants located in 25 other countries.


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


            As previously reported, the directors (other than Messrs. Calloway, Cash, Gonzalez, Murphy, Nunn, Opie, Penske and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. The defendants' time for responding to the amended complaint has been extended until 30 days following the completion of discovery. The defendants believe the plaintiffs' claims are without merit.


             As previously reported, following the Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission ("SEC"), the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations relating to the false trading profits. On January 9, 1996, the SEC initiated administrative enforcement proceedings against the former head of Kidder's government securities trading desk, Joseph Jett, alleging that he engaged in securities fraud and other violations and against two of his former supervisors for failure to supervise. Also, two civil suits purportedly brought on behalf of the Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claimed that the Company's directors breached their fiduciary duties to the Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against the Company, its directors (other than Messrs. Cash, Dammerman, Murphy, Nunn, Opie and Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against the Company's directors claiming unspecified damages and other relief. Both suits were consolidated in an amended complaint filed on March 6, 1995. On May 19, 1995, the Company and the director defendants moved to dismiss the amended consolidated complaint for failure to make a pre-litigation demand, among other reasons. On April 16, 1996, the court dismissed the amended consolidated complaint for failure to make a pre-litigation demand. On November 18, 1997, a four-judge panel of the New York Supreme Court, Appellate Division, First Department, unanimously affirmed the dismissal of the suits, and, on January 27, 1998, denied plaintiff's motion for leave to appeal to the New York Court of Appeals. In addition, various shareholders of the Company have filed two purported class action suits claiming that the Company and Kidder, and certain of Kidder's former officers and employees, allegedly violated federal securities laws by issuing statements concerning the Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased the Company's stock beginning as early as January 1993. The defendants filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against the Company, but denied the motion to dismiss the complaint against Kidder. On November 3, 1995, the plaintiffs in the case against the Company appealed the trial court's dismissal of their complaint to the Second Circuit Court of Appeals, which affirmed the lower court decision.


            The directors, other than Messrs. Cash, Murphy and Nunn, were defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative and class action (the Cohen action) in New York State Supreme Court, New York County, on September 18, 1996. The suit was based upon the Company's solicitation, in the 1996 proxy statement, of share owner approval of the 1996 Non-Employee Director Stock Option Plan. Under the Plan, which the share owners approved, 6,000 stock options will be granted annually to each of the Company's non-employee directors through 2003. Each annual grant entitles the director, for a period of 10 years from the date of the grant, to purchase 6,000 shares of GE stock from the Company at the market price of GE stock on the date of grant. The suit claimed that the options would have an estimated value to the directors on the annual date of grant which should have been disclosed. The suit also claimed that the directors breached their fiduciary duties because the 1996 proxy statement did not state that the options would have such an alleged, estimated value to the directors when granted. The suit sought compensatory damages and invalidation of the Plan and all options granted under the Plan. The Company believes that the options have no value to the directors on the date of grant, that the options will have no value to the directors unless the GE stock price increases above the grant price, and that the 1996 proxy statement contained full and adequate disclosure because, among other things, any reasonable share owner would understand that the value of the options to the non-employee directors would only occur when and if the stock price rises above the grant price. On May 14, 1997, the court granted the Company's motion to dismiss the suit for failure to state a cause of action, and on January 27, 1998, a four-judge panel of the New York Supreme Court, Appellate Division, First Department, unanimously affirmed the dismissal of the suit. On February 27, 1998, plaintiff filed a motion with that court for reargument and for leave to appeal to the New York Court of Appeals.


ENVIRONMENTAL

            As previously reported, in February 1997, the New York State Department of Environmental Conservation provided a draft complaint to the Company seeking $254,000 in penalties and alleging violations of the state's hazardous waste, clean water and spill acts at the Company's Waterford, New York facility. In January 1998, the matter was settled for $234,000.


            As previously reported, in April 1997, the United States Environmental Protection Agency informed the Company that it was considering issuing a complaint against the Company seeking $241,000 in penalties and alleging violations of the Emergency Planning and Community Right-to-Know Act for failure to report chemical use and releases from the Company's Waterford, New York facility. The Complaint was issued in April 1997 seeking $226,000 in penalties. The matter has been tentatively settled for a $92,000 penalty and $113,000 worth of donations to local emergency response organizations.


            As previously reported, in August of 1996 the Florida Department of Environmental Protection informed Greenwich Air Services that it was seeking penalties of $278,555 for violations of the state's hazardous waste law at its Miami facility (the facility was subsequently acquired as a portion of GE's purchase of Greenwich which was consummated in September 1997). The matter has been tentatively settled for $36,270 plus a supplemental wastewater treatment project.


            For further information regarding environmental matters, see pages 44 and 58 of GE's 1997 Annual Report to Share Owners.


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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

            With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

---------------------------------------------------------------------------
                                            Common stock market price
                                          ---------------------------------
                                                                  Dividends
(In dollars)                              High           Low       declared
---------------------------------------------------------------------------
1997
     Fourth quarter                      $76 9/16     $59              $.30
     Third quarter                        74 5/8       61 5/16          .26
     Second quarter                       68 1/4       48 9/16          .26
     First quarter (a)                    54 3/16      47 15/16         .26
1996
     Fourth quarter (a)                  $53 1/16     $45 1/4          $.26
     Third quarter (a)                    46           38 15/16         .23
     Second quarter (a)                   44 1/16      37 1/16          .23
     First quarter (a)                    40 1/4       34 3/4           .23
---------------------------------------------------------------------------

(a) Per share amounts have been adjusted to reflect the 2-for-1 stock split effective on April 28, 1997.

            As of December 31, 1997, there were about 527,000 share owner accounts of record.

ITEM 6. SELECTED FINANCIAL DATA

            Reported as data for revenues; earnings from continuing operations; earnings from continuing operations per share; earnings (loss) from discontinued operations; effect of accounting change; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets of continuing operations appearing on page 45 of the 1997 Annual Report to Share Owners.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Reported on pages 32-34 and 36-44 (and graphs on pages 25, 32, 33, 36, 37, 39, 40, 41, 42 and 44) of the Annual Report to Share Owners for the fiscal year ended December 31, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Reported on page 42 of the Annual Report to Share Owners for the fiscal year ended December 31, 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See index under item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

             Executive Officers of the Registrant (As of March 27, 1998)

                                                                                             Date assumed
                                                                                             Executive Officer
Name                            Position                                       Age           position
--------------------------------------------------------------------------------------------------------------
John F. Welch, Jr.              Chairman of the Board and Chief
                                      Executive Officer                         62           April 1981
Philip D. Ameen                 Vice President and Comptroller                  50           April 1994
James R. Bunt                   Vice President and Treasurer                    56           January 1993
David L. Calhoun                Senior Vice President, GE Lighting              40           June 1995
William J. Conaty               Senior Vice President, Human Resources          52           October 1993
David M. Cote                   Senior Vice President, GE Appliances            45           June 1996
Dennis D. Dammerman             Senior Vice President, Finance, and
                                      Chief Financial Officer                   52           March 1984
Lewis S. Edelheit               Senior Vice President, Research and
                                      Development                               55           November 1992
Paolo Fresco                    Vice Chairman of the Board and Executive
                                      Officer                                   64           October 1987
Benjamin W. Heineman, Jr.       Senior Vice President, General Counsel
                                      and Secretary                             54           September 1987
Jeffrey R. Immelt               Senior Vice President, GE Medical Systems       42           January 1997
William J. Lansing              Vice President, Business Development            39           October 1996
Goran S. Malm                   Senior Vice President, GE Asia-Pacific          51           October 1997
W. James McNerney, Jr.          Senior Vice President, GE Aircraft Engines      48           January 1992
Eugene F. Murphy                Vice Chairman of the Board and Executive
                                      Officer                                   62           October 1986
Robert L. Nardelli              Senior Vice President, GE Power Systems         49           February 1992
Robert W. Nelson                Vice President, Financial Planning
                                      and Analysis                              57           September 1991
John D. Opie                    Vice Chairman of the Board and Executive
                                      Officer                                   60           August 1986
Gary M. Reiner                  Senior Vice President, Chief Information
                                      Officer                                   43           January 1991
John G. Rice                    Vice President, GE Transportation               41           September 1997
Gary L. Rogers                  Senior Vice President, GE Plastics              53           December 1989
James W. Rogers                 Senior Vice President, GE Industrial Control
                                      Systems                                   47           May 1991
Lloyd G. Trotter                Vice President, GE Electrical Distribution
                                      and Control                               52           November 1992

            All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected.


             All Executive Officers have been executives of GE for the last five years except William J. Lansing. Mr. Lansing joined GE from Prodigy, Inc., where he was Chief Operating Officer. Prior to joining Prodigy in January of 1996, he had been with McKinsey & Company for nine years, most recently as a partner in the Stamford, Conn., office where his experience encompassed a variety of industries with a particular concentration in communications and technology. He also has practiced securities law at Davis Polk & Wardwell.


            The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 22, 1998.



ITEM 11. EXECUTIVE COMPENSATION

            Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 22, 1998.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 22, 1998.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 22, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1997.


                                                  Annual       10-K
                                                  Report       Report
                                                  PAGE(S)      PAGE(S)

Statement of earnings for the years
    ended December 31, 1997, 1996 and 1995        26           F-2
Statement of financial position at
    December 31, 1997 and 1996                    28           F-4
Statement of cash flows for the years
    ended December 31, 1997, 1996 and 1995        30           F-6
Independent Auditors' Report                      46           F-22
Other financial information:
    Notes to consolidated financial
      statements                                  47-66        F-23 to F-42
    Industry segment information                  34-36        F-10 to F-12
                                                  62-63        F-38 to F-39
    Geographic segment information                64           F-40
    Operations by quarter (unaudited)             66           F-42


         (a)2. Financial Statement Schedule for General Electric Company and consolidated affiliates.


 SCHEDULE                                                             PAGE

 II    Valuation and Qualifying Accounts                              F-43

            The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


         (a)3.  Exhibit Index


                (3) Restated Certificate of Incorporation, as amended, and By-laws, as amended, of General Electric Company. (Incorporated by reference to Exhibit of the same number to General Electric Form 8-K (Commission file number 1-35) filed with the Commission April 28, 1997.)


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

                      (b) General Electric Supplementary Pension Plan, as amended effective July 1, 1991. (Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.)

                      (c) Amendment to General Electric Supplementary Pension Plan dated May 22, 1992. (Incorporated by reference to Exhibit 10(d) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

                      (d) Amendment to General Electric Supplementary Pension Plan, dated September 10, 1993. (Incorporated by reference to Exhibit 10(e) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

                      (e) Amendment to General Electric Supplementary Pension Plan, dated July 1, 1994. (Incorporated by reference to Exhibit 10(f) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1994.)

                      (f) General Electric Insurance Plan for Directors. (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1980.)

                      (g) General Electric Financial Planning Program, as amended through September 1993. (Incorporated by reference to Exhibit 10(h) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

                      (h) General Electric Supplemental Life Insurance Program, as amended February 8, 1991. (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

                      (i) General Electric Directors' Retirement and Optional Life Insurance Plan. (Incorporated by reference to Exhibit 10(l) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986.)

                      (j) General Electric 1987 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987.)

                      (k) General Electric 1991 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

                      (l) General Electric 1994 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

                      (m) General Electric Directors' Charitable Gift Plan, as amended through May 1993. (Incorporated by reference to Exhibit 10(p) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

                      (n) Restated Employment Agreement, dated January 2, 1992, and Restated U.K. Employment Agreement, dated January 3, 1992, in each case between the registrant and P. Fresco, an Executive Officer and Director of the registrant. (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

                      (o) General Electric Leadership Life Insurance Program, effective January 1, 1994. (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

                      (p) General Electric 1996 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 24, 1996.)

                      (q) General Electric 1995 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1995.)

                      (r) General Electric 1996 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996.)

                      (s) Employment and Post-Retirement Consulting Agreement Between General Electric Company and John F. Welch, Jr. (Incorporated by reference to
                              Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996.)

                      (t)     General Electric 1997 Executive Deferred Salary
                              Plan.*

                      (u) General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997.*

                      (v) General Electric Deferred Compensation Plan for Directors, as amended December 19, 1997.*

                (11) Statement re Computation of Per Share Earnings.**

                (12) Computation of Ratio of Earnings to Fixed Charges.*


                (21)  Subsidiaries of Registrant.*


                (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-29024, 33-3908, 33-44593, 33-39596, 33-39596-01, 33-47085,
                      33-50639, 33-61029, 33-61029-01), on Form S-4
                      (Registration No. 333-01947) and on Form S-8 (Registration Nos. 2-84145, 33-35922, 33-49053, 333-01953, 333-23767 and
                      333-42695).*


                (24)  Power of Attorney.*


                (27)(a) Financial Data Schedule, 12/31/97.*


                (27)(b) Restated Financial Data Schedule, 9/30/97.*


                (27)(c) Restated Financial Data Schedule, 6/30/97.*


                (27)(d) Restated Financial Data Schedule, 3/31/97.*


                (27)(e) Restated Financial Data Schedule, 12/31/96.*


                (27)(f) Restated Financial Data Schedule, 9/30/96.*


                (27)(g) Restated Financial Data Schedule, 6/30/96.*


                (27)(h) Restated Financial Data Schedule, 3/31/96.*


                (27)(i) Restated Financial Data Schedule, 12/31/95.*


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

                (99)(c) Letter, dated June 29, 1995, from Dennis D. Dammerman of
                      General Electric Company to Gary C. Wendt of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to General Electric Capital Corporation's Registration Statement on Form S-3, File No. 33-61257.)


                *  Filed electronically herewith.
                ** Information required to be presented in Exhibit 11 is now provided in note 9 to the 1997 Annual Report to Share Owners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

         (b) Reports on Form 8-K during the quarter ended December 31, 1997.


                Report on Form 8-K (Items 5 and 7) filed on November 6, 1997, regarding announcement of a definitive agreement under which Lockheed Martin Corporation exchanged the stock of a newly formed subsidiary containing operating businesses, an equity interest and cash to the extent necessary to equalize the value of the exchange for all of the Lockheed Martin Series A preferred stock held by GE and its subsidiaries.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1997, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 27th day of March 1998.


                                         General Electric Company
                                              (Registrant)



                                    By   Dennis D. Dammerman
                                         Senior Vice President, Finance, and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNER                         TITLE                    DATE


Dennis D. Dammerman
Senior Vice President, Finance, and     Principal Financial
Chief Financial Officer                        Officer           March 27, 1998


Philip D. Ameen
Vice President and Comptroller          Principal Accounting     March 27, 1998
                                               Officer

John F. Welch, Jr.*                     Chairman of the Board of Directors
                                               (Principal Executive Officer)

James I. Cash, Jr.*                     Director
Silas S. Cathcart*                      Director
Dennis D. Dammerman*                    Director
Paolo Fresco*                           Director
Claudio X. Gonzalez*                    Director
Gertrude G. Michelson*                  Director
Eugene F. Murphy*                       Director
Sam Nunn*                               Director
John D. Opie*                           Director
Roger S. Penske*                        Director
Barbara Scott Preiskel*                 Director
Frank H.T. Rhodes*                      Director
Andrew C. Sigler*                       Director
Douglas A. Warner III*                  Director


A majority of the Board of Directors




*By    Benjamin W. Heineman, Jr.
       Attorney-in-fact
       March 27, 1998

ANNUAL REPORT PAGE 25

FINANCIAL SECTION

      CONTENTS

46    INDEPENDENT AUDITORS' REPORT

      AUDITED FINANCIAL STATEMENTS
26    Earnings
28    Financial Position
30    Cash Flows
47    Notes to Consolidated Financial Statements

      MANAGEMENT'S DISCUSSION
32    Operations
32       Consolidated Operations
33       GE Operations
34          Industry Segments
36       GECS Operations
39       International Operations
40    Financial Resources and Liquidity
44    Selected Financial Data
46    Financial Responsibility


                                 [CHART HERE]
CONSOLIDATED REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
-----------------------------------------------------------------------------
                       $55.701     $60.109     $70.028     $79.179   $90.840
-----------------------------------------------------------------------------


                                 [CHART HERE]

EARNINGS PER SHARE FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE
-----------------------------------------------------------------------------
(IN DOLLARS)              1993        1994        1995        1996      1997
-----------------------------------------------------------------------------
BASIC                   $1.220      $1.730      $1.950      $2.200    $2.500
DILUTED                  1.210       1.710       1.930       2.160     2.460
-----------------------------------------------------------------------------


                                 [CHART HERE]
DIVIDENDS PER SHARE
-----------------------------------------------------------------------------
(IN DOLLARS)              1993        1994        1995        1996      1997
-----------------------------------------------------------------------------
                       $0.6525      $0.745      $0.845      $0.950    $1.080
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 26

STATEMENT OF EARNINGS

                                                                      General Electric Company
                                                                     and consolidated affiliates
                                                                  ---------------------------------
For the years ended December 31 (In millions)                         1997        1996        1995
---------------------------------------------------------------------------------------------------
REVENUES

   Sales of goods                                                 $ 40,675    $ 36,106    $ 33,624
   Sales of services                                                12,729      11,791       9,733
   Other income (note 2)                                             2,300         638         752
   Earnings of GECS                                                   --          --          --
   GECS revenues from services (note 3)                             35,136      30,644      25,919
                                                                  ---------------------------------
     Total revenues                                                 90,840      79,179      70,028
                                                                  ---------------------------------
COSTS AND EXPENSES (note 4)

   Cost of goods sold                                               30,889      26,298      24,703
   Cost of services sold                                             9,199       8,293       6,682
   Interest and other financial charges                              8,384       7,904       7,286
   Insurance losses and policyholder and annuity benefits            8,278       6,678       5,285
   Provision for losses on financing receivables (note 7)            1,421       1,033       1,117
   Other costs and expenses                                         21,250      17,898      15,014
   Minority interest in net earnings of consolidated affiliates        240         269         204
                                                                  ---------------------------------
     Total costs and expenses                                       79,661      68,373      60,291
                                                                  ---------------------------------
EARNINGS BEFORE INCOME TAXES                                        11,179      10,806       9,737
Provision for income taxes (note 8)                                 (2,976)     (3,526)     (3,164)
                                                                  ---------------------------------
NET EARNINGS                                                      $  8,203    $  7,280    $  6,573
===================================================================================================
PER-SHARE AMOUNTS (in dollars)

Basic earnings per share (note 9)                                 $   2.50    $   2.20    $   1.95
Diluted earnings per share (note 9)                               $   2.46    $   2.16    $   1.93
===================================================================================================
DIVIDENDS DECLARED PER SHARE (in dollars)                         $   1.08    $   0.95    $  0.845
===================================================================================================

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement. Per-share amounts have been adjusted for the 2-for-1 stock split effective on April 28,
1997.


ANNUAL REPORT PAGE 27

                                                                                GE                               GECS
                                                                  ------------------------------   -------------------------------
For the years ended December 31 (In millions)                         1997       1996       1995       1997       1996       1995
----------------------------------------------------------------------------------------------------------------------------------
REVENUES

   Sales of goods                                                 $ 36,059   $ 34,196   $ 33,177   $  4,622   $  1,926   $    467
   Sales of services                                                12,893     11,923      9,836       --         --         --
   Other income (note 2)                                             2,307        629        753       --         --         --
   Earnings of GECS                                                  3,256      2,817      2,415       --         --         --
   GECS revenues from services (note 3)                               --         --         --       35,309     30,787     26,025
                                                                  ------------------------------   -------------------------------
      Total revenues                                                54,515     49,565     46,181     39,931     32,713     26,492
                                                                  ------------------------------   -------------------------------
 COSTS AND EXPENSES (note 4)                                          --

    Cost of goods sold                                              26,747     24,594     24,308      4,147      1,720        415
    Cost of services sold                                            9,363      8,425      6,785       --         --         --
    Interest and other financial charges                               797        595        649      7,649      7,326      6,661
    Insurance losses and policyholder and annuity benefits            --         --         --        8,278      6,678      5,285
    Provision for losses on financing receivables (note 7)            --         --         --        1,421      1,033      1,117
    Other costs and expenses                                         7,476      6,274      5,743     13,893     11,741      9,354
    Minority interest in net earnings of consolidated affiliates       119        102         64        121        167        140
                                                                  ------------------------------   -------------------------------
      Total costs and expenses                                      44,502     39,990     37,549     35,509     28,665     22,972
                                                                  ------------------------------   -------------------------------
 EARNINGS BEFORE INCOME TAXES                                         --
                                                                    10,013      9,575      8,632      4,422      4,048      3,520
 Provision for income taxes (note 8)                                (1,810)    (2,295)    (2,059)    (1,166)    (1,231)    (1,105)
                                                                  ------------------------------   -------------------------------
NET EARNINGS                                                      $  8,203   $  7,280   $  6,573   $  3,256   $  2,817   $  2,415
==================================================================================================================================

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 26.

1997 restructuring and other special charges are included in the following GE captions: "Cost of goods sold" -- $1,364 million;
"Cost of services sold" -- $250 million; and "Other costs and expenses" -- $708 million.


ANNUAL REPORT PAGE 28

STATEMENT OF FINANCIAL POSITION

                                                                  General Electric Company
                                                                 and consolidated affiliates
                                                                 ----------------------------
At December 31 (In millions)                                               1997         1996
---------------------------------------------------------------------------------------------
ASSETS

Cash and equivalents                                                  $   5,861    $   4,191
Investment securities (note 10)                                          70,621       59,889
Current receivables (note 11)                                             8,924        8,704
Inventories (note 12)                                                     5,895        4,849
Financing receivables (investments in time sales, loans and
   financing leases) -- net (notes 7 and 13)                            103,799       99,714
Other GECS receivables (note 14)                                         17,655       15,418
Property, plant and equipment (including equipment leased
   to others) -- net (note 15)                                           32,316       28,795
Investment in GECS                                                         --           --
Intangible assets (note 16)                                              19,121       16,007
All other assets (note 17)                                               39,820       34,835
                                                                      -----------------------
TOTAL ASSETS                                                          $ 304,012    $ 272,402
=============================================================================================

LIABILITIES AND EQUITY

Short-term borrowings (note 19)                                       $  98,075    $  80,200
Accounts payable, principally trade accounts                             10,407       10,205
Progress collections and price adjustments accrued                        2,316        2,161
Dividends payable                                                           979          855
All other GE current costs and expenses accrued (note 18)                 8,891        7,086
Long-term borrowings (note 19)                                           46,603       49,246
Insurance liabilities, reserves and annuity benefits (note 20)           67,270       61,327
All other liabilities (note 21)                                          22,700       18,917
Deferred income taxes (note 22)                                           8,651        8,273
                                                                      -----------------------
   Total liabilities                                                    265,892      238,270
                                                                      -----------------------
   Minority interest in equity of consolidated affiliates (note 23)       3,682        3,007
                                                                      -----------------------
Common stock (3,714,026,000 shares issued)                                  594          594
Unrealized gains on investment securities -- net                          2,138          671
Other capital                                                             3,636        2,498
Retained earnings                                                        43,338       38,670
Less common stock held in treasury                                      (15,268)     (11,308)
                                                                      -----------------------
   Total share owners' equity (notes 25 and 26)                          34,438       31,125
                                                                      -----------------------
TOTAL LIABILITIES AND EQUITY                                          $ 304,012    $ 272,402
=============================================================================================

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement. Share data have been adjusted for the 2-for-1 stock split effective on April 28,
1997.


ANNUAL REPORT PAGE 29

                                                                                   GE                         GECS
                                                                         ----------------------      ----------------------
At December 31 (In millions)                                                 1997          1996          1997         1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and equivalents                                                     $  1,157      $    957      $  4,904     $  3,234
Investment securities (note 10)                                               265            17        70,356       59,872
Current receivables (note 11)                                               9,054         8,826          --           --
Inventories (note 12)                                                       5,109         4,473           786          376
Financing receivables (investments in time sales, loans and
   financing leases) -- net (notes 7 and 13)                                 --            --         103,799       99,714
Other GECS receivables (note 14)                                             --            --          18,332       15,962
Property, plant and equipment (including equipment leased
   to others) -- net (note 15)                                             11,118        10,832        21,198       17,963
Investment in GECS                                                         17,239        14,276          --           --
Intangible assets (note 16)                                                 8,755         7,367        10,366        8,640
All other assets (note 17)                                                 14,729        13,177        25,667       21,658
                                                                         ----------------------      ----------------------
TOTAL ASSETS                                                             $ 67,426      $ 59,925      $255,408     $227,419
                                                                         ----------------------      ----------------------
LIABILITIES AND EQUITY

Short-term borrowings (note 19)                                          $  3,629      $  2,339      $ 95,274     $ 77,945
Accounts payable, principally trade accounts                                4,779         4,195         6,490        6,787
Progress collections and price adjustments accrued                          2,316         2,161          --           --
Dividends payable                                                             979           855          --           --
All other GE current costs and expenses accrued (note 18)                   8,763         6,870          --           --
Long-term borrowings (note 19)                                                729         1,710        45,989       47,676
Insurance liabilities, reserves and annuity benefits (note 20)               --            --          67,270       61,327
All other liabilities (note 21)                                            11,539         9,660        11,067        9,138
Deferred income taxes (note 22)                                              (315)          533         8,966        7,740
                                                                         ----------------------      ----------------------
   Total liabilities                                                       32,419        28,323       235,056      210,613
                                                                         ----------------------      ----------------------
   Minority interest in equity of consolidated affiliates (note 23)           569           477         3,113        2,530
                                                                         ----------------------      ----------------------
Common stock (3,714,026,000 shares issued)                                    594           594             1            1
Unrealized gains on investment securities -- net                            2,138           671         2,135          668
Other capital                                                               3,636         2,498         2,152        2,253
Retained earnings                                                          43,338        38,670        12,951       11,354
Less common stock held in treasury                                        (15,268)      (11,308)         --           --
                                                                         ----------------------      ----------------------
   Total share owners' equity (notes 25 and 26)                            34,438        31,125        17,239       14,276
                                                                         ----------------------      ----------------------
TOTAL LIABILITIES AND EQUITY                                             $ 67,426      $ 59,925      $255,408     $227,419
===========================================================================================================================

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 28.


ANNUAL REPORT PAGE 30

STATEMENT OF CASH FLOWS

                                                                                                    General Electric Company
                                                                                                   and consolidated affiliates
                                                                                           -----------------------------------------
For the years ended December 31 (In millions)                                                  1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                                               $  8,203        $  7,280        $  6,573
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization                                                            4,082           3,785           3,594
     Earnings retained by GECS                                                                 --              --              --
     Deferred income taxes                                                                      284           1,145           1,047
     Decrease (increase) in GE current receivables                                              250             118            (632)
     Decrease (increase) in inventories                                                        (386)           (134)             40
     Increase (decrease) in accounts payable                                                    200             641             244
     Increase in insurance liabilities, reserves and annuity benefits                         1,669           1,491           2,490
     Provision for losses on financing receivables                                            1,421           1,033           1,117
     All other operating activities                                                          (1,483)          2,492             473
                                                                                          ------------------------------------------
CASH FROM OPERATING ACTIVITIES                                                               14,240          17,851          14,946
                                                                                          ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                                                   (8,388)         (7,760)         (6,447)
Dispositions of property, plant and equipment                                                 2,251           1,363           1,542
Net increase in GECS financing receivables                                                   (1,898)         (2,278)        (11,309)
Payments for principal businesses purchased                                                  (5,245)         (5,516)         (5,641)
All other investing activities                                                               (4,995)         (6,021)         (3,362)
                                                                                          ------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                          (18,275)        (20,212)        (25,217)
                                                                                          ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities of 90 days or less)                                     13,684          11,827          (3,487)
Newly issued debt (maturities longer than 90 days)                                           21,249          23,153          37,604
Repayments and other reductions (maturities longer than 90 days)                            (23,787)        (25,906)        (18,580)
Net purchase of GE shares for treasury                                                       (2,815)         (2,323)         (2,523)
Dividends paid to share owners                                                               (3,411)         (3,050)         (2,770)
All other financing activities                                                                  785              28             259
                                                                                          ------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                                                     5,705           3,729          10,503
                                                                                          ------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                                       1,670           1,368             232
Cash and equivalents at beginning of year                                                     4,191           2,823           2,591
                                                                                          ------------------------------------------
Cash and equivalents at end of year                                                        $  5,861        $  4,191        $  2,823
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for interest                                                     $ (8,264)       $ (7,874)       $ (6,645)
Cash recovered (paid) during the year for income taxes                                       (1,937)         (1,392)         (1,483)
====================================================================================================================================

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement.


ANNUAL REPORT PAGE 31

                                                                            GE                               GECS
                                                           --------------------------------    ---------------------------------
For the years ended December 31 (In millions)                  1997        1996        1995        1997        1996        1995
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                               $  8,203    $  7,280    $  6,573    $  3,256    $  2,817    $  2,415
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization                            1,622       1,635       1,581       2,460       2,150       2,013
     Earnings retained by GECS                               (1,597)     (1,836)     (1,324)       --          --          --
     Deferred income taxes                                     (514)         68         369         798       1,077         678
     Decrease (increase) in GE current receivables              215         152        (739)       --          --          --
     Decrease (increase) in inventories                        (145)        (76)         55        (244)        (58)        (15)
     Increase (decrease) in accounts payable                    237         197         462         (64)        318         418
     Increase in insurance liabilities, reserves               --          --          --         1,669       1,491       2,490
         and annuity benefits
     Provision for losses on financing receivables             --          --          --         1,421       1,033       1,117
     All other operating activities                           1,296       1,647        (912)     (3,071)        939         961
                                                           --------------------------------    ---------------------------------
CASH FROM OPERATING ACTIVITIES                                9,317       9,067       6,065       6,225       9,767      10,077
                                                           --------------------------------    ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                   (2,191)     (2,389)     (1,831)     (6,197)     (5,371)     (4,616)
Dispositions of property, plant and equipment                    39          30          38       2,212       1,333       1,504
Net increase in GECS financing receivables                     --          --          --        (1,898)     (2,278)    (11,309)
Payments for principal businesses purchased                  (1,425)     (1,122)       (238)     (3,820)     (4,394)     (5,403)
All other investing activities                                  483        (106)        408      (5,646)     (6,090)     (3,913)
                                                           --------------------------------    ---------------------------------
CASH USED FOR INVESTING ACTIVITIES                           (3,094)     (3,587)     (1,623)    (15,349)    (16,800)    (23,737)
                                                           --------------------------------    ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities of 90 days or less)        809         974       1,061      13,594      11,026      (4,510)
Newly issued debt (maturities longer than 90 days)              424         252         826      20,825      22,901      36,778
Repayments and other reductions (maturities longer
   than 90 days)                                             (1,030)     (1,250)     (1,535)    (22,757)    (24,656)    (17,045)
Net purchase of GE shares for treasury                       (2,815)     (2,323)     (2,523)       --          --          --
Dividends paid to share owners                               (3,411)     (3,050)     (2,770)     (1,653)       (981)     (1,091)
All other financing activities                                 --          --          --           785          28         259
                                                           --------------------------------    ---------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                    (6,023)     (5,397)     (4,941)     10,794       8,318      14,391
                                                           --------------------------------    ---------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR         200          83        (499)      1,670       1,285         731

Cash and equivalents at beginning of year                       957         874       1,373       3,234       1,949       1,218
                                                           --------------------------------    ---------------------------------
Cash and equivalents at end of year                        $  1,157    $    957    $    874    $  4,904    $  3,234    $  1,949
================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for interest                     $   (467)   $   (411)   $   (468)   $ (7,797)   $ (7,463)   $ (6,177)
Cash recovered (paid) during the year for income taxes       (1,596)     (1,286)     (1,651)       (341)       (106)        168
================================================================================================================================

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

   Management's Discussion of Operations is presented in four parts:
Consolidated Operations; GE Operations, including Industry Segments; GECS Operations; and International Operations.

CONSOLIDATED OPERATIONS

GE achieved record revenues, earnings and cash generation in 1997. This year's performance again demonstrated the ability of GE's diverse mix of leading global businesses to deliver top-line growth and increased margins.

   Revenues, including acquisitions, rose to a record $90.8 billion in 1997, up 15% from 1996. This increase was primarily attributable to increased global activities, particularly at GECS, stronger aircraft engine shipments, and higher sales of spare parts and services by GE's equipment businesses. Revenues increased at ten of GE's twelve businesses, led by double-digit growth at GE Capital Services, Aircraft Engines and Transportation Systems. Revenues in 1996 were $79.2 billion, a 13% increase attributable primarily to increased international activities. In 1996, nine of GE's twelve businesses increased revenues, with GE Capital Services, NBC and Power Systems reporting double-digit increases.

   Basic earnings per share increased to $2.50 during 1997, up 14% from the prior year's $2.20. On a diluted basis, earnings per share also increased 14%, to $2.46 from $2.16. Earnings increased 13% to a record $8.203 billion. In 1996, basic earnings per share increased 13% from $1.95 per share in 1995 (12% from $1.93 on a diluted basis). For 1996, earnings of $7.280 billion were up 11% from $6.573 billion in 1995. Growth rates in earnings per share exceeded growth rates in earnings as a result of the ongoing repurchase of shares under the five-year, $17 billion share repurchase plan initiated in December 1994.

   In 1997, GE realized an after-tax gain of $1,538 million from exchanging preferred stock in Lockheed Martin Corporation (Lockheed Martin) for the stock of a newly formed subsidiary as described in note 2.

   Also in 1997, GE recorded restructuring and other special charges amounting to $2,322 million, which are included in costs and expenses in the following captions: "Cost of goods sold" -- $1,364 million; "Cost of services sold" -- $250 million; and "Other costs and expenses" -- $708 million. These charges are discussed below and, as relevant, in Industry Segments beginning on page 34. Aggregate restructuring charges of $1,243 million cover certain costs of plans that will enhance GE's global competitiveness through rationalization of certain production, service and administration activities of its worldwide industrial businesses; among these charges is $577 million of special early retirement pension, health and life benefit costs, including a fourth-quarter, one-time voluntary early retirement program that was provided to the U.S. work force in the 1997 labor contracts. Also included in restructuring charges are other severance costs as well as certain costs of exiting affected properties, including site demolitions, asset write-offs and expected losses on subleases. Future cash outlays, including capital expenditures, amounting to approximately $555 million will be incurred in order to execute these restructuring programs. Other special charges amounting to $1,079 million were also recorded in 1997, principally associated with strategic decisions to enhance the long-term competitiveness of certain industrial businesses and fourth-quarter developments arising from past activities at several current and former manufacturing sites not associated with any current business segments. The largest such special charge related to contracts on existing orders for an aircraft engine program and is discussed on page 34.

NEW ACCOUNTING STANDARDS issued in 1997 are described below. Neither of these standards will have any effect on the financial position or results of operations of GE or GECS.

   The Financial Accounting Standards Board issued two Statements of Financial Accounting Standards (SFAS) that will affect presentation in GE's 1998 Annual Report to Share Owners. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, will require display of certain information about adjustments to equity -- most notably, adjustments arising from market value changes in marketable securities. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, will require additional information about industry segments.

================================================================================
                                 [CHART HERE]

GE/S&P CUMULATIVE DIVIDEND GROWTH SINCE 1992
--------------------------------------------------------------------------------
                          1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
GE                      12.27%      28.08%      41.91%      57.44%    77.66%
S&P 500                  1.62        6.46       11.39       20.36     25.12

================================================================================

ANNUAL REPORT PAGE 33

DIVIDENDS DECLARED IN 1997 AMOUNTED TO $3.535 BILLION. Per-share dividends of $1.08 were up 14% from 1996, following a 12% increase from the preceding year. GE has rewarded its share owners with 22 consecutive years of dividend growth. The chart on the previous page illustrates that GE's dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor's 500 stock index.

RETURN ON AVERAGE SHARE OWNERS' EQUITY
reached 25.0% in 1997, up from 24.0% and 23.5% in 1996 and 1995, respectively.

GE OPERATIONS

GE total revenues were $54.5 billion in 1997, compared with $49.6 billion in 1996 and $46.2 billion in 1995.

o GE sales of goods and services were $49.0 billion in 1997, an increase of 6% from 1996, which in turn was 7% higher than in 1995. The improvement in 1997 was led by Aircraft Engines, Transportation Systems and Power Systems. Volume was about 9% higher in 1997, reflecting growth in most businesses during the year. While overall selling prices were down slightly in 1997, the effects of selling prices on sales in various businesses differed markedly. Revenues were also negatively affected by exchange rates for sales denominated in other than U.S. dollars. Volume in 1996 was about 9% higher than in 1995, with selling price and currency effects both slightly negative.

          For purposes of the required financial statement display of GE sales and costs of sales on pages 26 and 27, "goods" refers to tangible products, and "services" refers to all other sales, including broadcasting and information services activities. An increasingly important element of GE sales relates to product services, including both spare parts (goods) as well as repair services. Such product services sales amounted to $9.7 billion in 1997 and were up 16% from 1996, which was 11% higher than 1995.

o GE other income, earned from a wide variety of sources, was $2.3 billion in 1997, $0.6 billion in 1996 and $0.8 billion in 1995. The increase in other income in 1997 was primarily attributable to the Lockheed Martin transaction described in note 2, which also provides details of GE other income.

o Earnings of GECS were up 16% in 1997, following a 17% increase the year before. See page 36 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. GE reported

================================================================================
                                 [CHART HERE]

GE OPERATING MARGIN AS A PERCENTAGE OF SALES
--------------------------------------------------------------------------------
                         1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
AS REPORTED               9.9%       13.6%       14.4%       14.8%     11.0%

RESTRUCTURING AND
   OTHER SPECIAL
   CHARGES                2.6           -           -           -       4.7

================================================================================

operating margin as 11.0% of sales in 1997, after the effects of restructuring and other special charges. GE ongoing operating margin (before such charges) reached a record 15.7% of sales, up from 14.8% in 1996 and 14.4% in 1995. The improvement in operating margin in 1997 -- with ten businesses, led by Power Systems, Aircraft Engines, Medical Systems and NBC, reporting higher operating margins -- showed the increasing benefits from GE's product services and Six Sigma quality initiatives.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) has paralleled recent significant improvement in GE's ongoing operating margin and accelerated over the period. Productivity in 1997 was 4.2%, reflecting sharp improvements associated with variable costs, largely attributable to the Six Sigma quality program, as well as base costs, associated largely with higher volume. Four businesses -- Power Systems, NBC, Plastics and Information Services -- achieved productivity in excess of 5%. Total productivity was 2.9% in 1996, principally on the positive effects of higher volume. In 1996, three businesses -- Power Systems, NBC and Aircraft Engines -- reported productivity in excess of 5%. The total contribution of productivity in the last two years offset not only the negative effects of cost inflation, but also the effects of selling price decreases.

GE INTEREST AND OTHER FINANCIAL CHARGES in 1997 amounted to $797 million, compared with $595 million in 1996 and $649 million in 1995, as interest rates trended lower over the period. Lower rates in 1997 were more than offset by higher levels of average borrowings and other interest-bearing obligations.

INCOME TAXES on a consolidated basis were 26.6% of pretax earnings in 1997, compared with 32.6% in 1996 and 32.5% in 1995. The 1997 decrease in effective tax rate was primarily attributable to the realized gain on the tax-free

ANNUAL REPORT PAGE 34

exchange of Lockheed Martin preferred stock. That gain accounted for 4.8% of the difference between the expected and actual tax rates shown in note 8. A more detailed analysis of the differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about income tax provisions, is also provided in note 8.

GE INDUSTRY SEGMENT REVENUES AND OPERATING PROFIT for the past five years are shown in the table on page 35. For additional information, including a description of the products and services included in each segment, see note 28.

AIRCRAFT ENGINES achieved a 24% increase in revenues in 1997, following a 3% increase in 1996, on higher volume in commercial engines and product services. Operating profit decreased 14% in 1997, primarily as a result of $342 million of charges. The largest charge followed Boeing Co.'s fourth-quarter announcement that development of longer-range derivatives of the 777 jetliner would be slowed. It was concluded at that time that development of a higher-thrust derivative of the GE90 engine was not justified, resulting in charges of $275 million to reflect higher estimated manufacturing costs to fill firm customer orders. An additional charge of $67 million was recorded for restructuring, covering costs associated with closing certain redundant manufacturing and warehousing facilities. Excluding these charges, operating profit increased 14%, reflecting the effects of volume increases in commercial engines and product services and improved product services pricing, the combination of which more than offset cost increases. Operating profit increased by 4% in 1996 as a result of improvements in the product services business and productivity, offset somewhat by reduced selling prices and cost inflation.

   In 1997, $1.5 billion of revenues were from sales to the U.S. government, down $0.3 billion from 1996, which was $0.1 billion higher than in 1995.

   Aircraft Engines received orders of $8.9 billion in 1997, up $1.8 billion from 1996. The backlog at year-end 1997 was $9.8 billion ($9.0 billion at the end of 1996). Of the total, $7.5 billion related to products, about 50% of which was scheduled for delivery in 1998, and the remainder related to 1998 product services.

APPLIANCES revenues were 6% higher than a year ago, reflecting primarily acquisition-related volume. Operating profit decreased 39%, primarily as a result of restructuring and other special charges of $330 million, principally for severance costs related to work force reductions and facility closing costs. Excluding such charges, operating profit increased 5%, reflecting productivity and improved volume, partially offset by lower selling prices. Revenues in 1996 were 7% higher than in 1995, reflecting industry growth and U.S. market share gains across core product lines. Operating profit increased 8% in 1996, primarily as a result of productivity and higher volume, partially offset by lower selling prices.

BROADCASTING revenues decreased 2% in 1997 as a strong advertising marketplace was more than offset by the absence of a current-year counterpart to NBC's broadcast of the 1996 Summer Olympic Games. Operating profit increased 5% in 1997, despite restructuring charges of $161 million associated with certain broadcast properties, primarily international properties, and including asset write-offs, expected losses on subleases from excess capacity, and severance costs. Excluding the effects of such charges, operating profit increased 22%, reflecting improved prime-time pricing, strong growth in both owned-and-operated stations and cable programming services, and increased international distribution of programming, the combination of which more than offset the absence of a current-year counterpart to the Olympics broadcast and higher license fees for certain prime-time programs that were renewed. Revenues increased 34% in 1996, reflecting a strong advertising market, excellent ratings, strong growth in the owned-and-operated stations and the Olympics broadcast. Operating profit increased 29% in 1996 as the combination of excellent ratings, sharply higher results in owned-and-operated stations and profitable Olympics coverage more than offset higher license fees for certain prime-time programs that were renewed.

INDUSTRIAL PRODUCTS AND SYSTEMS revenues rose 5% in 1997, with improved volume more than offsetting weaker pricing across all businesses in the segment. Operating profit declined 8%, reflecting $352 million of charges, essentially all of which were related to restructuring -- mostly for severance costs related to work force reductions and for facility closing costs. Excluding these charges, operating profit increased 14% in 1997, the result of Six Sigma-based productivity and volume improvements across the segment, which more than offset the effects of lower selling prices. Revenues increased 2% in 1996, reflecting volume increases in Lighting, Electrical Distribution and Control, and Industrial Control Systems. Operating profit increased 6% as productivity improvements across the segment more than offset the effects of cost inflation and lower selling prices for certain products.

   Transportation Systems received orders of $2.4 billion in 1997, an increase of 20% from 1996. The backlog at year-end 1997 was $2.0 billion, an increase of $0.5 billion from 1996. Of the total, $1.8 billion related to products, about 82% of which was scheduled for shipment in 1998, and the remainder related to 1998 product services.

ANNUAL REPORT PAGE 35

SUMMARY OF INDUSTRY SEGMENTS

                                                        General Electric Company and consolidated affiliates
                                                     --------------------------------------------------------
For the years ended December 31 (In millions)           1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------------------------------
REVENUES

   GE

     Aircraft Engines                               $  7,799    $  6,302    $  6,098    $  5,714    $  6,580
     Appliances                                        6,745       6,375       5,933       5,965       5,555
     Broadcasting                                      5,153       5,232       3,919       3,361       3,102
     Industrial Products and Systems                  10,954      10,412      10,194       9,406       8,575
     Materials                                         6,695       6,509       6,647       5,681       5,042
     Power Generation                                  7,495       7,257       6,545       5,933       5,530
     Technical Products and Services                   4,917       4,692       4,424       4,285       4,174
     All Other                                         3,564       3,108       2,707       2,348       1,803
     Corporate items and eliminations                  1,193        (322)       (286)       (195)       (242)
                                                    ---------------------------------------------------------
        Total GE                                      54,515      49,565      46,181      42,498      40,119
                                                    ---------------------------------------------------------
   GECS

     Financing                                        31,165      24,554      19,446      15,064      12,454
     Specialty Insurance                               8,844       8,155       7,042       4,794       4,807
     All Other                                           (78)          4           4          17          15
                                                    ---------------------------------------------------------
        Total GECS                                    39,931      32,713      26,492      19,875      17,276
                                                    ---------------------------------------------------------
   Eliminations                                       (3,606)     (3,099)     (2,645)     (2,264)     (1,694)
                                                    ---------------------------------------------------------
CONSOLIDATED REVENUES                               $ 90,840    $ 79,179    $ 70,028    $ 60,109    $ 55,701
=============================================================================================================
OPERATING PROFIT <F1>

   GE

     Aircraft Engines                               $  1,051    $  1,225    $  1,176    $    935    $    798
     Appliances                                          458         750         697         683         372
     Broadcasting                                      1,002         953         738         500         264
     Industrial Products and Systems                   1,490       1,617       1,519       1,328         901
     Materials                                         1,476       1,466       1,465         967         834
     Power Generation                                    758       1,068         769       1,238       1,024
     Technical Products and Services                     828         849         801         787         706
     All Other                                         3,558       3,088       2,683       2,309       1,725
                                                    ---------------------------------------------------------
        Total GE                                      10,621      11,016       9,848       8,747       6,624
                                                    ---------------------------------------------------------
   GECS

     Financing                                         3,736       3,460       3,062       2,671       1,733
     Specialty Insurance                               1,293       1,238       1,002         580         764
     All Other                                          (607)       (650)       (544)       (302)       (288)
                                                    ---------------------------------------------------------
        Total GECS                                     4,422       4,048       3,520       2,949       2,209
                                                     --------------------------------------------------------
   Eliminations                                       (3,209)     (2,795)     (2,396)     (2,072)     (1,554)
                                                    ---------------------------------------------------------
CONSOLIDATED OPERATING PROFIT                         11,834      12,269      10,972       9,624       7,279
   GE interest and other financial charges--
     net of eliminations                                (782)       (600)       (644)       (417)       (529)
   GE items not traceable to segments                    127        (863)       (591)       (546)       (614)
                                                    ---------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME

   TAXES AND ACCOUNTING CHANGE                      $ 11,179    $ 10,806    $  9,737    $  8,661    $  6,136
=============================================================================================================

<F1> Operating profit for 1997 and 1993 included significant restructuring and other special charges. The 1997 effects for individual segments are discussed on pages 34 and 36.

The notes to consolidated financial statements on pages 47-66 are an integral part of this statement. "GE"
means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Operating profit of GE segments excludes "Interest and other financial charges"; operating profit of GECS includes "Interest and other financial charges," which is one of the largest elements of GECS' operating costs. The 1993 accounting change represents adoption of Statement of Financial Accounting Standards (SFAS) No. 112,
EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS.


ANNUAL REPORT PAGE 36

MATERIALS revenues grew 3% in 1997, reflecting an increase in volume that was largely offset by lower selling prices and adverse currency exchange rates. Operating profit increased by 1%, including restructuring charges amounting to $63 million for severance costs related to work force reductions and outsourcing. Excluding such charges, operating profit increased 5%, as Six Sigma-based productivity and higher volume more than offset lower selling prices. Materials revenues decreased 2% in 1996 and operating profit was about the same as the previous year, primarily as a result of lower selling prices. The adverse effects of lower selling prices on operating profit were offset in part by reductions in material costs, volume improvements and productivity.


POWER GENERATION revenues were 3% higher than in 1996, reflecting higher volume in gas turbines and in product services. Operating profit decreased 29% in 1997, reflecting aggregate charges of $437 million, including $261 million that was principally a combination of gas turbine warranty costs and costs arising from renegotiation and resolution of certain disputes. Additionally, $176 million was recognized for restructuring, covering costs of exiting certain facilities, including severance benefits, site demolitions and associated write-offs. Absent such charges, operating profit increased by 12%, the result of strong Six Sigma-based productivity and higher volume, which more than offset lower selling prices. Revenues increased 11% in 1996, reflecting primarily strong growth at Nuovo Pignone and higher product services volume. Operating profit increased 39% in 1996 as productivity more than offset cost inflation and lower selling prices.

   Power Generation orders were $6.6 billion for 1997, compared with $8.0 billion in 1996. The backlog of unfilled orders at year-end 1997 was $9.8 billion ($10.9 billion at the end of 1996). Of the total, $8.9 billion related to products, about 41% of which was scheduled for delivery in 1998, and the remainder related to 1998 product services.

TECHNICAL PRODUCTS AND SERVICES revenues rose 5% in 1997, following a 6% increase in 1996. Medical Systems reported higher revenues in both years, reflecting higher equipment volume and continued growth in product services, partially offset by lower selling prices. Information Services revenues were up slightly in 1997 and were essentially flat in 1996, as declines in selling prices offset increased volume in electronic commerce. Operating profit for the segment decreased 2% in 1997, reflecting aggregate charges of $157 million principally for severance costs related to work force reductions and facility closing costs. Excluding such costs, segment operating profit increased 16% as productivity and higher volume more than offset the effects of lower selling

================================================================================
                                 [CHART HERE]
GECS REVENUES
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
                       $17.276     $19.875     $26.492     $32.713   $39.931

================================================================================

prices. Operating profit for the segment increased 6% in 1996 as productivity, growth in services at Medical Systems and volume improvements more than offset selling price decreases.

   Orders received by Medical Systems in 1997 were $4.3 billion, up $0.4 billion from 1996. The backlog of unfilled orders at year-end 1997 was $2.4 billion, about the same as at the end of 1996. Of the total, $1.3 billion related to products, about 91% of which was scheduled for delivery in 1998, and the remainder related to 1998 product services.

ALL OTHER consists primarily of GECS earnings, which are discussed in the next section. Also included are revenues derived from licensing the use of GE technology to others.

GECS OPERATIONS

GECS conducts its operations in two segments -- Financing and Specialty Insurance. The Financing segment includes the financing and consumer savings and insurance operations of General Electric Capital Corporation (GE Capital). The consumer savings and insurance operations, conducted primarily by GE Financial Assurance Holdings, Inc., provide consumers financial security solutions through a wide variety of insurance, investment and retirement products, primarily in the United States. The Specialty Insurance segment includes operations of GE Global Insurance Holding Corporation (GE Global Insurance), the principal subsidiary of which is Employers Reinsurance Corporation, and the other insurance businesses described on page 63.

o GECS total revenues from operations were $39.9 billion in 1997, up 22% from 1996, which was up 23% from 1995. The 1997 increase reflected primarily the contribution of businesses acquired in 1997 and 1996.

o GECS earnings were $3.3 billion in 1997, up 16% from 1996, which was up 17% from 1995. The improved operating results for 1997 and 1996 were attributable to continued asset growth, with business and portfolio

ANNUAL REPORT PAGE 37

     acquisitions throughout the period and higher origination volume in 1997. Earnings in 1997 were affected by higher losses associated with the investment in Montgomery Ward Holding Corp., discussed on page 38, as well as by increased automobile residual losses. These matters were more than offset by asset gains, the largest of which was $284 million (net of tax) from a transaction that included the reduction of the GECS investment in the common stock of Paine Webber Group Inc. Increased investment income was the result of ongoing growth in the investment portfolios and a higher level of gains on investment securities.

o GECS cost of goods sold was associated with the computer equipment distribution businesses. This cost amounted to $4.1 billion in 1997, compared with $1.7 billion in 1996 and $0.4 billion in 1995, the result of acquisition-related growth in 1997 and 1996.

o GECS interest on borrowings in 1997 was $7.6 billion, 4% higher than in 1996, which was 10% higher than in 1995. The increases in 1997 and 1996 were caused by higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on GECS borrowings was 6.07% in 1997, compared with 6.24% in 1996 and 6.76% in 1995. See page 42 for an analysis of interest rate sensitivities.

o GECS insurance losses and policyholder and annuity benefits increased to $8.3 billion during 1997, compared with $6.7 billion in 1996 and $5.3 billion in 1995, primarily because of business acquisitions and growth in originations throughout the period.

o GECS other costs and expenses increased to $13.9 billion in 1997 from $11.7 billion in 1996 and $9.4 billion in 1995 on increased costs associated with acquired businesses and portfolios as well as higher investment levels.

GECS INDUSTRY SEGMENT revenues and operating profit for the past five years are shown in the table on page 35. Revenues from services are detailed in note 3.

FINANCING SEGMENT revenues from operations increased 27% to $31.2 billion in 1997, following a 26% increase in 1996. Significant portions of the revenue increase arose from the computer equipment distribution businesses acquired during 1997 and 1996 and from the consumer savings and insurance businesses acquired during 1996 and 1995. Asset growth contributed to increased revenues in both years, but was partially offset by lower yields. Financing segment revenues were negatively affected by higher losses associated with the investment in Montgomery Ward Holding Corp. That effect was more than offset by gains on asset transactions, including securitizations.

================================================================================
                                 [CHART HERE]

GECS EARNINGS FROM CONTINUING OPERATIONS
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
                        $1.567      $2.085      $2.415      $2.817    $3.256
================================================================================

   Operating profit was $3.7 billion in 1997, 8% higher than in 1996. As previously noted, 1997 operating profit included higher losses associated with the investment in Montgomery Ward Holding Corp. as well as increased automobile residual losses. These items were more than offset by acquisition and core growth as well as gains on asset transactions, including securitizations. Operating profit increased 13% in 1996, primarily because of asset growth. Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1997 and 1996 as the reduction in yields was offset by decreases in borrowing rates. Cost of goods sold associated with the computer equipment distribution businesses increased significantly in both years, primarily because of acquisitions. The provision for losses on financing receivables increased in 1997 on higher average receivable balances as well as increased delinquencies, consistent with industry experience, in the consumer portfolio. Higher portfolio growth from originations resulted in higher provisions in 1995 than in 1996. Insurance losses and policyholder and annuity benefits associated with the consumer savings and insurance operations increased during 1997 and 1996 as a result of acquisitions. Other costs and expenses increased in both years, the result of costs associated with acquired businesses and portfolios and higher levels of investment.

   Financing receivables are the Financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $106.6 billion at the end of 1997 from $102.4 billion at the end of 1996, principally reflecting acquisition growth and origination volume that were partially offset by securitizations of receivables. The related allowance for losses at the end of 1997 amounted to $2.8 billion (2.63% of receivables -- the same as 1996 and 1995) and, in management's judgment, is appropriate given the risk profile of the portfolio.

ANNUAL REPORT PAGE 38

   A discussion of the quality of certain elements of the Financing segment portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

   Consumer financing receivables at year-end 1997 and 1996 are shown in the following table:

                                                    ----------------------------
(In millions)                                               1997           1996
--------------------------------------------------------------------------------
Credit card and personal loans                           $25,773        $27,127
Auto loans                                                 8,973          5,915
Auto financing leases                                     13,346         13,113
                                                         -----------------------
   Total consumer financing receivables                  $48,092        $46,155
                                                         =======================
Nonearning                                               $ 1,049        $   926
  -- As percentage of total                                  2.2%           2.0%

Receivable write-offs for the year                       $ 1,298        $   870
================================================================================

   The decrease in credit card and personal loan portfolios primarily resulted from securitization of receivables, partially offset by portfolio acquisitions and origination volume. Both the auto loan and financing lease portfolios increased as a result of acquisition growth; however, the increase in auto financing leases was partially offset by a shift in U.S. lease volume from financing leases to operating leases. Nonearning receivables did not change significantly during 1997. A substantial amount of the nonearning consumer receivables were U.S. private-label credit card loans that were subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Increased write-offs of consumer receivables were primarily attributable to the impact of higher delinquencies and personal bankruptcies on the credit card loan portfolios in the United States, consistent with overall industry experience, as well as higher average receivable balances worldwide.

   Other financing receivables, totaling $58.5 billion at December 31, 1997, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $2.3 billion during 1997, primarily because of increased origination volume, partially offset by sales of receivables. Related nonearning and reduced-earning receivables were $353 million at year-end 1997, compared with $471 million at year-end 1996.

   As discussed in note 13, Montgomery Ward Holding Corp. (MWHC) filed a bankruptcy petition for reorganization in 1997. GECS' share of the losses of MWHC and affiliates in 1997 was $380 million (after tax). The GECS investment in MWHC and affiliates at December 31, 1997, was $795 million ($617 million classified as financing receivables). Income recognition had been suspended on these pre-bankruptcy investments. Subsequent to the petition, GECS committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, subject to certain conditions, in order to fund working capital requirements and general corporate expenses. A majority of this facility has been syndicated; total borrowings under this facility at December 31, 1997, were insignificant.

   GECS loans and leases to commercial airlines amounted to $9.0 billion at the end of 1997, up from $8.2 billion at the end of 1996. GECS commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 17.

SPECIALTY INSURANCE SEGMENT revenues from operations were $8.8 billion in 1997, an increase of 8% from 1996, which increased 16% over 1995. The increase in 1997 resulted from increased premium and investment income associated with origination volume, acquisitions and continued growth in the investment portfolios, as well as a higher level of gains on investment securities. GE Global Insurance net premiums earned on U.S. business increased in 1997 -- the result of strong growth in the life reinsurance business -- while net premiums earned on European business declined, reflecting the effects of currency translation and market conditions. The increase in 1996 resulted primarily from inclusion of a full year's results for the European property and casualty reinsurance businesses acquired in 1995. GE Global Insurance net premiums earned on U.S. business declined in 1996 on lower industry-wide pricing and the exit of certain unprofitable reinsurance contracts. Revenues from the other insurance businesses of GECS increased during 1997 and 1996 as a result of both origination volume and acquisitions.

   Specialty Insurance operating profit increased 4% to $1.3 billion in 1997 from $1.2 billion in 1996. The increase in 1997 primarily reflected higher investment income, the result of continued growth in investment portfolios and higher gains on investment securities, as well as improved earnings in the mortgage insurance business, the result of improved market conditions. Higher insurance losses, reserves and other costs and expenses partially offset these increases. Operating profit increased 24% in 1996 as the year included a full year's results of the European reinsurance acquisitions: higher premium and investment income, partially offset by increases in insurance losses and other costs and expenses.

ANNUAL REPORT PAGE 39

INTERNATIONAL OPERATIONS

Estimated results of international operations include all exports from the United States, plus the results of GE and GECS operations located outside the United States. Certain GECS operations that cannot meaningfully be associated with specific geographic areas were classified as "other international" for this purpose.

   International revenues in 1997 were $38.5 billion (42% of consolidated revenues), compared with $33.3 billion in 1996 and $28.2 billion in 1995. In 1997, about 48% of GE's revenues were international, which was about 2% higher than in 1996 and 1995. The chart below left depicts the growth in international revenues in relation to total revenues over the past five years.

   International operating profit was $4.8 billion (41% of consolidated operating profit) in 1997, compared with $4.0 billion in 1996 and $3.2 billion in 1995.

   GE international revenues were $24.8 billion in 1997, an increase of 14% from 1996, reflecting sales growth in operations based outside the United States and in U.S. exports. European revenues were 10% higher in 1997, reflecting increases in both local operations and in exports to the region, with particularly strong growth at Aircraft Engines. Pacific Basin revenues increased by 2% in 1997, reflecting primarily increased revenues from local operations, led by Plastics and Lighting. Revenues from the Americas increased 37%, primarily as a result of strong growth in local operations, particularly at Appliances and Aircraft Engines, and increased exports.

   GECS international revenues were $13.7 billion in 1997, an increase of 18% from $11.6 billion in 1996, while international assets grew 21% from $65.3 billion at December 31, 1996, to $79.2 billion at the end of 1997. This revenue and asset growth occurred primarily in Europe and, to a lesser extent, in Canada and the Pacific Basin. These increases were attributable to continued expansion of GECS as a global provider of a wide range of services.

   Financial results reported in U.S. dollars are affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. International activity is diverse, as shown in the international revenues chart at the bottom right of this page. Principal currencies include major European currencies as well as the Japanese yen and the Canadian dollar.

   GE's total exports from the United States follow.

--------------------------------------------------------------------------------
GE'S TOTAL EXPORTS FROM THE UNITED STATES
                                              ----------------------------------
(In millions)                                     1997         1996         1995
--------------------------------------------------------------------------------
Pacific Basin                                  $ 3,176      $ 3,180      $ 3,397
Europe                                           2,423        2,060        1,701
Americas                                         1,553        1,257        1,023
Other                                            1,641        1,025          964
                                              ----------------------------------
Exports to external customers                    8,793        7,522        7,085
Exports to affiliates                            2,471        2,292        2,123
                                              ----------------------------------
Total exports                                  $11,264      $ 9,814      $ 9,208
================================================================================

   GE made a positive 1997 contribution of approximately $6.3 billion to the U.S. balance of trade. Total exports in 1997 were $11.3 billion, direct imports from external suppliers were $3.0 billion and imports from GE affiliates were $2.0 billion.

================================================================================
                                 [CHART HERE]
CONSOLIDATED REVENUES
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
UNITED STATES          $36.447     $39.149     $41.780      45.886   $52.313
INTERNATIONAL           19.254      20.960      28.248      33.293    38.527

================================================================================
                                 [CHART HERE]

CONSOLIDATED INTERNATIONAL REVENUES
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
EUROPE                  $9.037      $8.994     $13.993     $18.024   $20.589
PACIFIC BASIN            4.474       5.922       7.122       7.523     7.918
AMERICAS                 3.073       3.437       4.105       4.700     6.185
OTHER                    2.670       2.607       3.028       3.046     3.835

================================================================================

ANNUAL REPORT PAGE 40


MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity focuses on the Statement of Financial Position (page 28) and the Statement of Cash Flows (page 30).

   Throughout the discussion, it is important to understand the differences between the businesses of GE and GECS. Although manufacturing and services activities involve a variety of GE businesses, their underlying characteristics are development, preparation for market and delivery of tangible goods and services. Risks and rewards are directly related to the ability to manage and finance those activities.

   The principal businesses of GECS provide financing, asset management, consumer savings and insurance, and other insurance and services to third parties. The underlying characteristics of most of these businesses involve the management of financial risk. Risks and rewards stem from the abilities of its businesses to continue to design and provide a wide range of services in a competitive marketplace and to receive adequate compensation for such services. GECS is not a "captive finance company" or a vehicle for "off-balance-sheet financing" for GE; a small portion of GECS business is directly related to other GE operations.

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

YEAR 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, including enterprise systems, and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of GE or GECS.

================================================================================
                                 [CHART HERE]

GE ANNUAL INTERNAL WORKING CAPITAL TURNOVER
--------------------------------------------------------------------------------
                          1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
                         5.070       5.750       5.560       6.300     7.420
================================================================================


STATEMENT OF FINANCIAL POSITION

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by the specialty insurance and annuity and investment businesses of GECS in support of obligations to policyholders and annuitants. GE investment securities were $265 million at year-end 1997, up $248 million over 1996. The increase in 1997 primarily reflected an equity security acquired as part of the Lockheed Martin transaction discussed previously. The increase of $10.5 billion at GECS during 1997 was principally related to acquisitions and increases in fair value as well as investment of premiums received. A breakdown of the investment securities portfolio is provided in note 10.

GE CURRENT RECEIVABLES were $9.1 billion at the end of 1997, an increase of $0.2 billion from year-end 1996, and included $6.1 billion due from customers at the end of 1997, which was $0.5 billion lower than the amount due at the end of 1996. As a measure of asset management, customer receivables turnover was 7.7 in 1997, compared with 6.8 in 1996. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

GE INVENTORIEs were $5.1 billion at December 31, 1997, up $0.6 billion from the end of 1996. Inventory turnover improved to 7.8 in 1997, compared with 7.6 in 1996, reflecting continuing improvements in inventory management. Last-in, first-out (LIFO) revaluations decreased $119 million in 1997, compared with decreases of $128 million in 1996 and $87 million in 1995. Included in these changes were decreases of $59 million, $58 million and $88 million in 1997, 1996 and 1995, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in 1997 and 1996, and no cost change in 1995.

ANNUAL REPORT PAGE 41

Customer receivables and inventories (at FIFO) are two key components of GE's internal working capital measurement. Internal working capital turnover increased as shown in the chart on the facing page: from 5.6 turns in 1995 to
6.3 and 7.4 turns in 1996 and 1997, respectively. Internal working capital also includes trade accounts payable and progress collections.

GECS INVENTORIES were $786 million and $376 million at December 31, 1997 and 1996, respectively. The increase in 1997 primarily reflected acquisitions in the computer equipment distribution businesses.

GECS FINANCING RECEIVABLES were $103.8 billion at year-end 1997, net of allowance for doubtful accounts, up $4.1 billion over 1996. These receivables are discussed on pages 37 and 38 and in notes 7 and 13.

GECS OTHER RECEIVABLES were $18.3 billion and $16.0 billion at December 31, 1997 and 1996, respectively. Of the 1997 increase, $1.2 billion was attributable to acquisitions and the remainder resulted from core growth.

PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $32.3 billion at December 31, 1997, up $3.5 billion from 1996. GE property, plant and equipment consists of investments for its own productive use, whereas the largest element for GECS is in equipment provided to third parties on operating leases. Details by category of investment can be found in note 15.

   GE total expenditures for new plant and equipment during 1997 totaled $2.2 billion, down $0.2 billion from 1996. Total expenditures for the past five years were $9.7 billion, of which 38% was investment for growth through new capacity and product development; 33% was investment in productivity through new equipment and process improvements; and 29% was investment for such other purposes as improvement of research and development facilities and safety and environmental protection.

   GECS additions to equipment leased to others, including business acquisitions, were $6.8 billion during 1997 ($5.3 billion during 1996), principally reflecting a shift in auto lease volume from financing leases to operating leases and increased acquisitions of new aircraft.

INTANGIBLE ASSETS were $19.1 billion at year-end 1997, up from $16.0 billion at year-end 1996. GE intangibles increased to $8.8 billion from $7.4 billion at the end of 1996, principally as a result of goodwill related to the purchase of Greenwich Air Services/UNC and a number of smaller acquisitions. The $1.7 billion increase in GECS intangibles also related primarily to goodwill from acquisitions.

ALL OTHER ASSETS totaled $39.8 billion at year-end 1997, an increase of $5.0 billion from the end of 1996. GE other assets increased $1.6 billion, principally reflecting consideration received in exchange for GE's investment in Lockheed Martin preferred stock and an increase in the prepaid pension asset. In connection with the exchange transaction, a portion of such consideration was subsequently loaned to Lockheed Martin. The increase in GECS other assets of $4.0 billion related principally to increases in assets acquired for resale, primarily residential mortgages, and increased "separate accounts," which are investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $67.3 billion, $5.9 billion higher than in 1996. The increase was primarily attributable to acquisitions in 1997 and the increase in separate accounts. For additional information on these liabilities, see note 20.

CONSOLIDATED BORROWINGS aggregated $144.7 billion at December 31, 1997, compared with $129.4 billion at the end of 1996. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (the major public borrowing entity of GECS) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

   GE has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 1997 and 1996. Management believes the likelihood that GE will be required to contribute capital under either the commitments or the guarantees is remote.

================================================================================

                                 [CHART HERE]

GE CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
                        $5.201      $6.071      $6.065      $9.067    $9.317

================================================================================

ANNUAL REPORT PAGE 42

   GE total borrowings were $4.4 billion at year-end 1997 ($3.6 billion short-term, $0.8 billion long-term), an increase of about $0.3 billion from year-end 1996. GE total debt at the end of 1997 equaled 11.1% of total capital, down from 11.4% at the end of 1996.

   GECS total borrowings were $141.3 billion at December 31, 1997, of which $95.3 billion is due in 1998 and $46.0 billion is due in subsequent years. Comparable amounts at the end of 1996 were $125.6 billion total, $77.9 billion due within one year and $47.7 billion due thereafter. A large portion of GECS borrowings ($71.2 billion and $54.2 billion at the end of 1997 and 1996, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 44 days and 5.83% at the end of 1997, compared with 42 days and 5.58% at the end of 1996. GE Capital leverage (ratio of debt to equity, excluding from equity net unrealized gains on investment securities) was 7.94 to 1 at the end of 1997 and 7.92 to 1 at the end of 1996. By comparison, including in equity net unrealized gains on investment securities, the GE Capital ratio of debt to equity was 7.45 to 1 at the end of 1997 and 7.84 to 1 at the end of 1996.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

In normal operations, both GE and GECS must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed, a view of their potential effects, and, finally, what considerations arise from recent developments in Asia.

   GE and GECS use various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage their respective interest rate and currency risks. GE and GECS are exclusively end users of these instruments, which are commonly referred to as derivatives; neither GE nor GECS engages in trading, market-making or other speculative activities in the derivatives markets. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in notes 1, 19 and 30.

     The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives

================================================================================

                                 [CHART HERE]
GE CUMULATIVE CASH FLOWS
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
CASH FLOWS FROM
   OPERATING
   ACTIVITIES           $5.201     $11.272     $17.337     $26.404   $35.721
DIVIDENDS PAID           2.153       4.615       7.385      10.435    13.846
SHARES REPURCHASED       0.707       1.780       4.882       8.148    11.640

================================================================================
for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 1998 net earnings of GECS based on year-end 1997 positions by approximately $112 million; the pro forma effect for GE was insignificant.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1997 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify GE and GECS assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1998 net earnings of GE based on year-end 1997 positions by approximately $10 million; the pro forma effect for GECS was insignificant.

ANNUAL REPORT PAGE 43

Recent economic developments in parts of Asia have altered somewhat the risks and opportunities of the GE and GECS activities in affected economies. These activities encompass primarily manufacturing for local and export markets, import and sale of products produced outside the area, leasing of aircraft, sourcing for GE plants domiciled in other global regions and providing certain financial services within those Asian economies. As such, exposure exists to, among other things, increased receivables delinquencies and potential bad debts, delays in sales and orders principally related to power and aircraft-related equipment, and a slowdown in financial services activities. Conversely, costs of sourced goods may decline and new sourcing opportunities may arise, sales of products such as plastics to now more-competitive Asian manufacturers of products destined for export should remain strong and liberalization of financial regulations opens new opportunities to penetrate Asian financial services markets. Taken as a whole, while this situation bears close monitoring and increased management attention, the current situation is not expected to have a material adverse effect on the financial position, results of operations or liquidity of GE or GECS in 1998.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows separately.

GE

GE cash and equivalents aggregated $1.2 billion at the end of 1997, an increase of $0.2 billion from 1996. During 1997, GE generated a record $9.3 billion in cash from operating activities, an increase of $0.2 billion over 1996, principally as a result of improvements in earnings, working capital and higher dividends from GECS. The 1997 cash generation provided most of the resources needed to repurchase $3.5 billion of GE common stock under the share repurchase program, to pay $3.4 billion in dividends to share owners, to invest $2.2 billion in new plant and equipment and to make $1.4 billion in acquisitions.

   Operating activities are the principal source of GE's cash flows. Over the past three years, operating activities have provided more than $24 billion of cash. The principal application of this cash was distributions of more than $19 billion to share owners, both through payment of dividends ($9.2 billion) and through the share repurchase program ($9.9 billion) described below. Other applications included investment in new plant and equipment ($6.4 billion) and acquisitions ($2.8 billion).

   In December 1997, the GE Board of Directors increased the authorization to repurchase common stock to $17 billion and authorized the program to continue through 1999. Funds used for the share repurchase are expected to be generated largely from free cash flow.

   Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making selective investments for long-term growth. Expenditures for new plant and equipment are expected to be about $2.0 billion in 1998, principally for productivity and growth. The expected level of expenditures was moderated by the Six Sigma quality program's success in freeing capacity.

GECS

One of the primary sources of cash for GECS is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS borrowings with maturities of 90 days or less have increased by $20.1 billion. New borrowings of $80.5 billion having maturities longer than 90 days were added during those years, while $64.5 billion of such longer-term borrowings were retired. GECS also generated $26.1 billion from continuing operating activities.

   The principal use of cash by GECS has been investing in assets to grow its businesses. Of the $55.9 billion that GECS invested over the past three years, $15.5 billion was used for additions to financing receivables; $16.2 billion was used to invest in new equipment, principally for lease to others; and $13.6 billion was used for acquisitions of new businesses.

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

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $1,891 million in 1997, about the same as in 1996 and 1995. In 1997, expenditures from GE's own funds were $1,480 million, an increase of 4% over 1996, reflecting continuing research and development work related to new product, service and process technologies. Product technology efforts in 1997 included continuing development work on the next generation of gas turbines, further advances in state-of-the-art diagnostic imaging technologies, and development of more fuel-efficient, cost-effective aircraft engine designs. New services technologies include advances in diagnostic applications, including remote diagnostic capabilities related to repair and maintenance of medical equipment, aircraft engines, power generation equipment and locomotives. New process technologies -- vital to Six Sigma quality programs -- provided improved product quality and performance and increased capacity for manufacturing engineered materials. Expenditures from funds provided by customers (mainly the U.S. government) were $411 million in 1997, down $54 million from 1996, primarily reflecting transition of the F414 program at Aircraft Engines from development to production.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1997 was $26.4 billion, compared with $26.2 billion at the end of 1996. Of the total, $22.0 billion related to products, about 55% of which was scheduled for delivery in 1998. Services orders are included in backlog for only the succeeding 12 months; such backlog at the end of 1997 was $4.4 billion. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Industry Segments beginning on page 34 for further discussion on unfilled orders of relatively long-cycle manufacturing businesses.

REGARDING ENVIRONMENTAL MATTERS, GE's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

   In 1997, GE expended about $80 million for capital projects related to the environment. The comparable amount in 1996 was $87 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices -- such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators -- at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $85 million over the next two years. This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

   GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $84 million in 1997, compared with $76 million in 1996. It is presently expected that remediation actions will require average annual expenditures in the range of $80 million to $140 million over the next two years.

================================================================================
                                 [CHART HERE]
YEAR-END MARKET CAPITALIZATION
--------------------------------------------------------------------------------
(IN BILLIONS)             1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
                       $89.527     $87.004    $119.989    $162.604  $239.539

================================================================================

                                 [CHART HERE]
GE SHARE PRICE ACTIVITY
--------------------------------------------------------------------------------
(IN DOLLARS)              1993        1994        1995        1996      1997
--------------------------------------------------------------------------------
HIGH                  $26.7500    $27.4375    $36.5625    $53.0625   76.5625
LOW                    20.1875     22.5000     24.9375     34.7500   47.9375
CLOSE                  26.2500     25.5000     36.0000     49.4375   73.3750

================================================================================

ANNUAL REPORT PAGE 45

SELECTED FINANCIAL DATA

(Dollar amounts in millions;                           ---------------------------------------------------------------------------
per-share amounts in dollars)                                 1997            1996            1995           1994            1993
----------------------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

   Revenues                                            $    90,840     $    79,179     $    70,028    $    60,109     $    55,701
   Earnings from continuing operations                       8,203           7,280           6,573          5,915           4,184
   Earnings (loss) from discontinued operations               --              --              --           (1,189)            993
   Effect of accounting change                                --              --              --             --              (862)
   Net earnings                                              8,203           7,280           6,573          4,726           4,315
   Dividends declared                                        3,535           3,138           2,838          2,546           2,229
   Earned on average share owners' equity                     25.0%           24.0%           23.5%          18.1%           17.5%
   Per share
     Earnings from continuing operations -- basic      $      2.50     $      2.20     $      1.95    $      1.73     $      1.22
     Earnings (loss) from discontinued operations             --              --              --            (0.35)           0.29
     Effect of accounting change                              --              --              --             --             (0.25)
     Net earnings -- basic                                    2.50            2.20            1.95           1.38            1.26
     Net earnings -- diluted                                  2.46            2.16            1.93           1.37            1.25
     Dividends declared                                       1.08            0.95           0.845          0.745          0.6525
     Stock price range                                     76 9/16-        53 1/16-        36 9/16-       27 7/16-         26 3/4-
                                                          47 15/16          34 3/4        24 15/16         22 1/2         20 3/16
   Total assets of continuing operations                   304,012         272,402         228,035        185,871         166,413
   Long-term borrowings                                     46,603          49,246          51,027         36,979          28,194
   Shares outstanding-- average (in thousands)           3,274,692       3,307,394       3,367,624      3,417,476       3,415,958
   Share owner accounts-- average                          509,000         486,000         460,000        458,000         464,000
   Employees at year end
     United States                                         165,000         155,000         150,000        156,000         157,000
     Other countries                                       111,000          84,000          72,000         60,000          59,000
     Discontinued operations (primarily U.S.)                 --              --              --            5,000           6,000
                                                       ---------------------------------------------------------------------------
     Total employees                                       276,000         239,000         222,000        221,000         222,000
==================================================================================================================================
GE DATA

   Short-term borrowings                               $     3,629     $     2,339     $     1,666    $       906     $     2,391
   Long-term borrowings                                        729           1,710           2,277          2,699           2,413
   Minority interest                                           569             477             434            382             355
   Share owners' equity                                     34,438          31,125          29,609         26,387          25,824
                                                       ---------------------------------------------------------------------------
     Total capital invested                            $    39,365     $    35,651     $    33,986    $    30,374     $    30,983
                                                       ===========================================================================
   Return on average total capital invested                   23.6%           22.2%           21.3%          15.9%           15.2%
   Borrowings as a percentage of total capital
      invested                                                11.1%           11.4%           11.6%          11.9%           15.5%
   Working capital                                     $    (4,881)    $    (2,147)    $       204    $       544     $      (419)
   Additions to property, plant and equipment                2,191           2,389           1,831          1,743           1,588
==================================================================================================================================
GECS DATA

   Revenues                                            $    39,931     $    32,713     $    26,492    $    19,875     $    17,276
   Earnings from continuing operations                       3,256           2,817           2,415          2,085           1,567
   Earnings (loss) from discontinued operations               --              --              --           (1,189)            240
   Net earnings                                              3,256           2,817           2,415            896           1,807
   Share owner's equity                                     17,239          14,276          12,774          9,380          10,809
   Minority interest                                         3,113           2,530           2,522          1,465           1,301
   Borrowings from others                                  141,263         125,621         111,598         91,399          81,052
   Ratio of debt to equity at GE Capital <F1>               7.94:1          7.92:1          7.89:1         7.94:1          7.96:1
   Total assets of GE Capital                          $   228,777     $   200,816     $   160,825    $   130,904     $   117,939
   Reserve coverage on financing receivables                  2.63%           2.63%           2.63%          2.63%           2.63%
   Insurance premiums written                          $     9,396     $     8,185     $     6,158    $     3,962     $     3,956
==================================================================================================================================

<F1> Equity excludes net unrealized gains/losses on investment securities.

Discontinued operations reflect the results of Kidder, Peabody, the discontinued GECS securities broker-dealer, in 1994 and 1993, and the results of discontinued GE Aerospace businesses in 1993. The 1993 accounting change represents the adoption of SFAS No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the consolidated information. Share data and per-share amounts have been adjusted to reflect the 2-for-1 stock split effective on April 28, 1997.


ANNUAL REPORT PAGE 46

MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

The financial data in this report, including the audited financial statements, have been prepared by management using the best available information and applying judgment. Accounting principles used in preparing the financial statements are those that are generally accepted in the United States.

   Management believes that a sound, dynamic system of internal financial controls that balances benefits and costs provides a vital ingredient for the Company's Six Sigma quality program as well as the best safeguard for Company assets. Professional financial managers are responsible for implementing and overseeing the financial control system, reporting on management's stewardship of the assets entrusted to it by share owners and maintaining accurate records.

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

   KPMG Peat Marwick LLP provide an objective, independent review of management's discharge of its obligations relating to the fairness of reporting operating results and financial condition. Their report for 1997 appears below.

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



John F. Welch, Jr.            Dennis D. Dammerman
Chairman of the Board and     Senior Vice President, Finance, and
Chief Executive Officer       Chief Financial Officer

February 13, 1998


--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT

TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14 (a)1 on page 19. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)2 on page 19. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
Stamford, Connecticut

February 13, 1998

ANNUAL REPORT PAGE 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements represent the adding together of all affiliates -- companies that General Electric directly or indirectly controls. Results of associated companies -- generally companies that are 20% to 50% owned and over which GE, directly or indirectly, has significant influence -- are included in the financial statements on a "one-line" basis.

FINANCIAL STATEMENT PRESENTATION. Financial data and related measurements are presented in the following categories.

o GE. This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

o GECS. This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Global Insurance Holding Corporation (GE Global Insurance). GE Capital, GE Global Insurance and their respective affiliates are consolidated in the GECS columns and constitute its business.

o    Consolidated. These data represent the adding together of GE and GECS.

The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are not material.

   Certain prior-year amounts have been reclassified to conform to the 1997 presentation.

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

GECS REVENUES FROM SERVICES (EARNED INCOME). Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost-recovery basis as conditions warrant.

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

INVESTMENT SECURITIES. Investments in debt and marketable equity securities are reported at fair value. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in equity, net of applicable taxes and other adjustments. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

ANNUAL REPORT PAGE 48

INVENTORIES. All inventories are stated at the lower of cost or realizable values. Cost for virtually all of GE's U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is primarily determined on a first-in, first-out (FIFO) basis.

   GECS inventories consist primarily of finished products held for sale. Cost is primarily determined on a FIFO basis.

INTANGIBLE ASSETS. Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values, depending on the nature of the asset.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. As a matter of policy, neither GE nor GECS engages in derivatives trading, market-making or other speculative activities.

   GE and GECS use swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, GECS uses swaps to stabilize cash flows from mortgage-related assets.

   Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. Both GE and GECS require all other swaps, as well as futures, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

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

GECS INSURANCE ACCOUNTING POLICIES. Accounting policies for GECS insurance businesses follow.

PREMIUM INCOME. Insurance premiums are reported as earned income as follows:

o For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), premiums are reported as earned income, generally on a pro rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, premium adjustments are recorded based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported reserves.

o For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), premiums are reported as earned income when due.

o For investment contracts and universal life contracts, premiums received are reported as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, revenues are recognized for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, revenues are recognized on the associated investments and amounts credited to policyholder accounts are charged to expense.

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms.

o For short-duration insurance contracts, these costs are amortized pro rata over the contract periods in which the related premiums are earned.

o For traditional long-duration insurance contracts, these costs are amortized over the respective contract periods in proportion to either anticipated premium income or, in the case of limited-payment contracts, estimated benefit payments.

o For investment contracts and universal life contracts, these costs are amortized on the basis of anticipated gross profits.

Periodically, deferred policy acquisition costs are reviewed for recoverability; anticipated investment income is considered in making recoverability evaluations.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits (PVFP). PVFP is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs; unamortized balances are adjusted to reflect experience and impairment, if any.

ANNUAL REPORT PAGE 49

2    GE OTHER INCOME

                                                 -------------------------------
(In millions)                                      1997        1996         1995
--------------------------------------------------------------------------------
Royalty and technical agreements                 $  405      $  391       $  453
Associated companies                                 50          50          111
Marketable securities and
   bank deposits                                     78          72           70
Customer financing                                   26          29           26
Other investments
   Dividends                                         62          79           62
   Interest                                           1          18           18
Other items                                       1,685         (10)          13
                                                 -------------------------------
                                                 $2,307      $  629       $  753
================================================================================

   Included in the "Other items" caption is a gain of $1,538 million related to a tax-free exchange between GE and Lockheed Martin Corporation (Lockheed Martin) in the fourth quarter of 1997. In exchange for its investment in Lockheed Martin Series A preferred stock, GE acquired a Lockheed Martin subsidiary containing two businesses, an equity interest and cash to the extent necessary to equalize the value of the exchange, a portion of which was subsequently loaned to Lockheed Martin.

       3 GECS REVENUES FROM SERVICES

                                               ---------------------------------
(In millions)                                     1997         1996         1995
--------------------------------------------------------------------------------
Time sales, loan and
   other income                                $12,211      $11,310      $ 9,995
Operating lease rentals                          4,819        4,341        4,080
Financing leases                                 3,499        3,485        3,176
Investment income                                5,512        3,506        2,542
Premium and commission
   income of insurance affiliates                9,268        8,145        6,232
                                               ---------------------------------
                                               $35,309      $30,787      $26,025
================================================================================

4    SUPPLEMENTAL COST DETAILS

Total expenditures for research and development were $1,891 million, $1,886 million and $1,892 million in 1997, 1996 and 1995, respectively. The Company-funded portion aggregated $1,480 million in 1997, $1,421 million in 1996 and $1,299 million in 1995.

   Rental expense under operating leases is shown below.

                                              ----------------------------------
(In millions)                                 1997           1996           1995
--------------------------------------------------------------------------------
GE                                            $536           $512           $523
GECS                                           734            547            524
--------------------------------------------------------------------------------

   At December 31, 1997, minimum rental commitments under noncancelable operating leases aggregated $2,368 million and $5,097 million for GE and GECS, respectively. Amounts payable over the next five years are shown below.

                                ------------------------------------------------
(In millions)                   1998       1999       2000       2001       2002
--------------------------------------------------------------------------------
GE                              $433       $360       $260       $213       $166
GECS                             652        574        512        487        452
--------------------------------------------------------------------------------

   GE's selling, general and administrative expense totaled $7,476 million in 1997, $6,274 million in 1996 and $5,743 million in 1995. Insignificant amounts of interest were capitalized by GE and GECS in 1997, 1996 and 1995.

5    PENSION BENEFITS

GE and its affiliates sponsor a number of pension plans. Principal pension plans are discussed below; other pension plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

   The GE Pension Plan covers substantially all GE employees in the United States as well as approximately two-thirds of such GECS employees. Generally, benefits are based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1997, the GE Pension Plan covered approximately 466,000 participants, including 132,000 employees, 148,000 former employees with vested rights to future benefits, and 186,000 retirees and beneficiaries receiving benefits.

   The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

   Details of income for principal pension plans follow.

--------------------------------------------------------------------------------
PENSION PLAN INCOME
                                                --------------------------------
(In millions)                                      1997        1996        1995
--------------------------------------------------------------------------------
Actual return on plan assets                    $ 6,587     $ 4,916     $ 5,439
Unrecognized portion of return                   (3,866)     (2,329)     (3,087)
Service cost for benefits earned (a)               (596)       (550)       (469)
Interest cost on benefit obligation              (1,686)     (1,593)     (1,580)
Amortization                                        304         265         394
Special early retirement cost                      (412)       --          --
                                                --------------------------------
Total pension plan income                       $   331     $   709     $   697
================================================================================
(a) Net of employee contributions.
--------------------------------------------------------------------------------

   Actual return on trust assets in 1997 was 19.8%, compared with the 9.5% assumed return on such assets. The effect of this higher return will be recognized in future years.

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

--------------------------------------------------------------------------------
FUNDED STATUS OF PENSION PLANS
                                                         -----------------------
December 31 (In millions)                                   1997            1996
--------------------------------------------------------------------------------
Market-related value of assets                           $32,638         $29,402
Projected benefit obligation                              25,874          23,251
--------------------------------------------------------------------------------

   The market-related value of pension assets recognizes market appreciation or depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented about 6% and 5% of trust assets at year-end 1997 and 1996, respectively.

   An analysis of amounts shown in the Statement of Financial Position is presented below.

--------------------------------------------------------------------------------
PREPAID PENSION ASSET
                                                       -------------------------
December 31 (In millions)                                  1997            1996
--------------------------------------------------------------------------------
Current value of trust assets                          $ 38,742        $ 33,686
Add (deduct) unamortized balances
   SFAS No. 87 transition gain                             (462)           (615)
   Experience gains                                      (7,538)         (5,357)
   Plan amendments                                        1,003           1,012
Projected benefit obligation                            (25,874)        (23,251)
Pension liability                                           703             637
                                                       -------------------------
PREPAID PENSION ASSET                                  $  6,574        $  6,112
================================================================================

   The accumulated benefit obligation was $24,675 million and $22,176 million at year-end 1997 and 1996, respectively; the vested benefit obligation was approximately equal to the accumulated benefit obligation at the end of both years.

ACTUARIAL ASSUMPTIONS AND TECHNIQUES used to determine costs and benefit obligations for principal pension plans follow.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
                                                           ---------------------
December 31                                                1997            1996
--------------------------------------------------------------------------------
Discount rate                                               7.0%            7.5%
Compensation increases                                      4.5             4.5
Return on assets for the year                               9.5             9.5
--------------------------------------------------------------------------------

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over employees' average future service period.

6    RETIREE HEALTH AND LIFE BENEFITS

GE and its affiliates sponsor a number of retiree health and life insurance benefit plans. Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Retirees share in the cost of their health care benefits. Benefit provisions are subject to collective bargaining. At the end of 1997, these plans covered approximately 250,000 retirees and dependents.

   Details of cost for principal retiree benefit plans follow.

--------------------------------------------------------------------------------
COST OF RETIREE BENEFIT PLANS
                                                  ------------------------------
(In millions)                                      1997        1996        1995
--------------------------------------------------------------------------------
RETIREE HEALTH PLANS
Service cost for benefits earned                  $  90       $  77       $  73
Interest cost on benefit obligation                 183         166         189
Amortization                                         13        --           (12)
Special early retirement cost                       152        --          --
                                                  ------------------------------
Retiree health plan cost                            438         243         250
                                                  ------------------------------
RETIREE LIFE PLANS
Service cost for benefits earned                     17          16          13
Interest cost on benefit obligation                 116         106         108
Actual return on plan assets                       (343)       (225)       (329)
Unrecognized portion of return                      206          93         206
Amortization                                          8          12           1
Special early retirement cost                        13        --          --
                                                  ------------------------------
Retiree life plan cost (income)                      17           2          (1)
                                                  ------------------------------
TOTAL COST                                        $ 455       $ 245       $ 249
================================================================================

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. GE funds retiree life insurance benefits at its discretion and within limits imposed by tax laws.

--------------------------------------------------------------------------------
FUNDED STATUS OF RETIREE BENEFIT PLANS
                                                           ---------------------
December 31 (In millions)                                    1997           1996
--------------------------------------------------------------------------------
Market-related value of assets                             $1,621         $1,487
Accumulated postretirement
   benefit obligation                                       4,775          3,954
--------------------------------------------------------------------------------

   The market-related value of assets of retiree life plans recognizes market appreciation or depreciation in the portfolio over five years, a method that reduces the short-term impact of market fluctuations.

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented about 4% and 3% of trust assets at year-end 1997 and 1996, respectively.

ANNUAL REPORT PAGE 51

   An analysis of amounts shown in the Statement of Financial Position is presented below.

--------------------------------------------------------------------------------
RETIREE BENEFIT LIABILITY/ASSET         Health plans              Life plans
                                   --------------------    ---------------------
December 31 (In millions)              1997        1996        1997        1996
--------------------------------------------------------------------------------
Accumulated
   postretirement
   benefit obligation
     Retirees and
       dependents                   $ 2,445     $ 1,889     $ 1,417     $ 1,305
     Employees
       eligible to retire               104          86          45          45
     Other employees                    549         440         215         189
                                   --------------------    ---------------------
                                      3,098       2,415       1,677       1,539
Add (deduct)
   unamortized
   balances
     Experience
       (losses) gains                  (423)       (195)        127         (41)
     Plan amendments                   (171)        157          55         109
Current value of
   trust assets                        --          --        (1,917)     (1,682)
                                   --------------------    ---------------------
RETIREE BENEFIT LIABILITY
   (PREPAID ASSET)                  $ 2,504     $ 2,377     $   (58)    $   (75)
================================================================================

ACTUARIAL ASSUMPTIONS AND TECHNIQUES used to determine costs and benefit obligations for principal retiree benefit plans are shown below.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
                                                           ---------------------
December 31                                                1997            1996
--------------------------------------------------------------------------------
Discount rate                                               7.0%            7.5%
Compensation increases                                      4.5             4.5
Health care cost trend (a)                                  7.8             8.0
Return on assets for the year                               9.5             9.5
--------------------------------------------------------------------------------
(a) Gradually declining to 5.0% after 2002.
--------------------------------------------------------------------------------

   Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1997, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over employees' average future service period.

7    GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

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

                                              ----------------------------------
(In millions)                                    1997         1996         1995
--------------------------------------------------------------------------------
Balance at January 1                          $ 2,693      $ 2,519      $ 2,062
Provisions charged to operations                1,421        1,033        1,117
Net transfers primarily related to
   companies acquired or sold                     127          139          217
Amounts written off-- net                      (1,439)        (998)        (877)
                                              ----------------------------------
Balance at December 31                        $ 2,802      $ 2,693      $ 2,519
================================================================================

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

8    PROVISION FOR INCOME TAXES

                                              ----------------------------------
(In millions)                                    1997          1996         1995
--------------------------------------------------------------------------------
GE
Estimated amounts payable                     $ 2,332       $ 2,235      $ 1,696
Deferred tax expense (benefit)
   from temporary differences                    (522)           60          363
                                              ----------------------------------
                                                1,810         2,295        2,059
                                              ----------------------------------
GECS
Estimated amounts payable                         368           164          434
Deferred tax expense from
   temporary differences                          798         1,067          671
                                              ----------------------------------
                                                1,166         1,231        1,105
                                              ----------------------------------
CONSOLIDATED
Estimated amounts payable                       2,700         2,399        2,130
Deferred tax expense from
   temporary differences                          276         1,127        1,034
                                              ----------------------------------
                                              $ 2,976       $ 3,526      $ 3,164
================================================================================

   GE includes GECS in filing a consolidated U.S. federal income tax return. The GECS provision for estimated taxes payable includes its effect on the consolidated return.

ANNUAL REPORT PAGE 52

   Estimated consolidated amounts payable includes amounts applicable to non-U.S. jurisdictions of $1,298 million, $1,204 million and $721 million in 1997, 1996 and 1995, respectively.

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

   Consolidated U.S. income before taxes was $8.2 billion in 1997, $8.0 billion in 1996 and $7.6 billion in 1995. The corresponding amounts for non-U.S.-based operations were $3.0 billion in 1997, $2.8 billion in 1996 and $2.1 billion in 1995.

-------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL                  Consolidated                        GE                             GECS
STATUTORY TAX RATE TO ACTUAL RATE         ------------------------      ------------------------      -------------------------
                                          1997      1996      1995      1997      1996      1995      1997      1996      1995
-------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income
   tax rate                               35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
                                          ------------------------      -------------------------     -------------------------
Increase (reduction) in rate
   resulting from:
   Inclusion of after-tax earnings
     of GECS in before-tax
     earnings of GE                        --        --        --      (11.4)    (10.3)     (9.8)      --        --        --
   Lockheed Martin exchange (note 2)      (4.8)      --        --       (5.4)      --        --        --        --        --
   Amortization of goodwill                1.1       1.1       1.1       0.8       0.8       0.8       1.1       1.2       1.1
   Tax-exempt income                      (1.9)     (2.0)     (2.1)      --        --        --       (4.9)     (5.4)     (5.8)
   Foreign Sales Corporation
     tax benefits                         (1.0)     (0.7)     (0.9)     (0.9)     (0.6)     (1.1)     (0.5)     (0.3)      --
   Dividends received, not fully
     taxable                              (0.5)     (0.6)     (0.5)     (0.2)     (0.2)     (0.2)     (0.9)     (1.1)     (0.8)
   All other -- net                       (1.3)     (0.2)     (0.1)      0.2      (0.7)     (0.8)     (3.4)      1.0       1.9
                                          ------------------------      -------------------------     -------------------------
                                          (8.4)     (2.4)     (2.5)    (16.9)    (11.0)    (11.1)     (8.6)     (4.6)     (3.6)
                                          ------------------------      -------------------------     -------------------------
Actual income tax rate                    26.6%     32.6%     32.5%     18.1%     24.0%     23.9%     26.4%     30.4%     31.4%
===============================================================================================================================

9    EARNINGS PER SHARE INFORMATION

-------------------------------------------------------------------------------------------------------
                                                         1997              1996              1995
(Dollar amounts and shares in millions;            ---------------   ----------------  ----------------
per-share amounts in dollars)                      Basic  Diluted     Basic   Diluted   Basic   Diluted
-------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners      $8,203   $8,203   $7,280   $7,280   $6,573   $6,573
Dividend equivalents -- net of tax                   --         10     --          9     --          9
                                                   ---------------   ----------------  ----------------
Net earnings available for per-share calculation   $8,203   $8,213   $7,280   $7,289   $6,573   $6,582
                                                   ---------------   ----------------  ----------------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding               3,275    3,275    3,307    3,307    3,368    3,368
Employee compensation-related shares,
   including stock options                           --         70     --         64     --         46
                                                   ---------------   ----------------  ----------------
Total average equivalent shares                     3,275    3,345    3,307    3,371    3,368    3,414
                                                   ---------------   ----------------  ----------------
Net earnings per share                             $ 2.50   $ 2.46   $ 2.20   $ 2.16   $ 1.95   $ 1.93
=======================================================================================================

Share data and per-share amounts have been adjusted for the 2-for-1 stock split effective on
April 28, 1997.
-------------------------------------------------------------------------------------------------------

10   INVESTMENT SECURITIES

GE held equity securities with an estimated fair value of $265 million (amortized cost of $257 million) and $17 million (amortized cost of $17 million) at December 31, 1997 and 1996, respectively. Gross unrealized gains and losses at December 31, 1997 were $13 million and $5 million, respectively. There were no unrealized gains or losses at December 31, 1996.

   An analysis of GECS investment securities follows on the next page.

ANNUAL REPORT PAGE 53

--------------------------------------------------------------------------------
GECS INVESTMENT SECURITIES
                                                 Gross        Gross
                                Amortized   unrealized   unrealized    Estimated
(In millions)                        cost        gains       losses   fair value
--------------------------------------------------------------------------------
DECEMBER 31, 1997
Debt securities
   U.S. corporate               $ 24,580      $  1,028     $    (53)    $ 25,555
   State and municipal            10,780           636           (2)      11,414
   Mortgage-backed                12,074           341          (30)      12,385
   Corporate --
     non-U.S                       7,683           310          (12)       7,981
   Government --
     non-U.S                       3,714           150           (3)       3,861
   U.S. government and
     federal agency                2,413           103           (4)       2,512
Equity securities                  5,414         1,336         (102)       6,648
                                ------------------------------------------------
                                $ 66,658      $  3,904     $   (206)    $ 70,356
================================================================================
DECEMBER 31, 1996
Debt securities
   U.S. corporate               $ 22,080      $    308     $   (641)    $ 21,747
   State and municipal            10,232           399          (34)      10,597
   Mortgage-backed                11,072           297         (108)      11,261
   Corporate --
     non-U.S                       5,587           142          (13)       5,716
   Government --
     non-U.S                       3,347            99           (2)       3,444
   U.S. government and
     federal agency                2,340            34           (7)       2,367
Equity securities                  4,117           677          (54)       4,740
                                ------------------------------------------------
                                $ 58,775      $  1,956     $   (859)    $ 59,872
================================================================================

     The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

   At December 31, 1997, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

--------------------------------------------------------------------------------
GECS CONTRACTUAL MATURITIES OF DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)
                                                   -----------------------------
                                                   Amortized           Estimated
(In millions)                                           cost          fair value
--------------------------------------------------------------------------------
Due in
   1998                                              $ 2,570             $ 2,583
   1999-2002                                          13,329              13,653
   2003-2007                                          12,881              13,406
   2008 and later                                     20,390              21,681
--------------------------------------------------------------------------------

   It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1997 were $14,728 million ($11,868 million in 1996 and $11,017 million in 1995). Gross realized gains were $1,018 million in 1997 ($638 million in 1996 and $503 million in 1995). Gross realized losses were $173 million in 1997 ($190 million in 1996 and $157 million in 1995).

11   GE CURRENT RECEIVABLES

                                                       -------------------------
December 31 (In millions)                                 1997             1996
--------------------------------------------------------------------------------
Aircraft Engines                                       $ 2,118          $ 1,389
Appliances                                                 479              713
Broadcasting                                               362              698
Industrial Products and Systems                          1,638            1,574
Materials                                                1,037            1,068
Power Generation                                         2,206            2,463
Technical Products and Services                            787              698
All Other                                                  131               86
Corporate                                                  534              377
                                                       -------------------------
                                                         9,292            9,066
Less allowance for losses                                 (238)            (240)
                                                       -------------------------
                                                       $ 9,054          $ 8,826
================================================================================

   Receivables balances at December 31, 1997 and 1996, before allowance for losses, included $6,125 million and $6,629 million, respectively, from sales of goods and services to customers, and $285 million and $290 million, respectively, from transactions with associated companies.

   Current receivables of $303 million at year-end 1997 and $326 million at year-end 1996 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer. About 4% of GE's sales of goods and services were to the U.S. government in 1997 (about 5% in 1996 and 1995).

12   INVENTORIES

                                                        ------------------------
December 31 (In millions)                                  1997            1996
--------------------------------------------------------------------------------
GE
Raw materials and work in process                       $ 3,070         $ 3,028
Finished goods                                            2,895           2,404
Unbilled shipments                                          242             258
                                                        ------------------------
                                                          6,207           5,690
Less revaluation to LIFO                                 (1,098)         (1,217)
                                                        ------------------------
                                                          5,109           4,473
                                                        ------------------------
GECS
Finished goods                                              786             376
                                                        ------------------------
                                                        $ 5,895         $ 4,849
================================================================================

   LIFO revaluations decreased $119 million in 1997, compared with decreases of $128 million in 1996 and $87 million in 1995. Included in these changes were decreases of $59 million, $58 million and $88 million in 1997, 1996 and 1995, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in 1997 and 1996, and no cost change in 1995. As of December 31, 1997, GE is obligated to acquire certain raw materials at market prices through the year 2003 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

ANNUAL REPORT PAGE 54

13 GECS FINANCING RECEIVABLES (INVESTMENTS IN TIME SALES, LOANS AND FINANCING LEASES)

                                                     ---------------------------
December 31 (In millions)                                 1997             1996
--------------------------------------------------------------------------------
TIME SALES AND LOANS
Consumer services                                    $  42,270        $  40,479
Specialized financing                                   13,974           14,832
Mid-market financing                                    11,401            9,978
Equipment management                                       469              448
Specialty insurance                                        202              339
                                                     ---------------------------
                                                        68,316           66,076
Deferred income                                         (3,484)          (3,244)
                                                     ---------------------------
   Time sales and loans-- net                           64,832           62,832
                                                     ---------------------------
INVESTMENT IN FINANCING LEASES
Direct financing leases                                 38,616           36,576
Leveraged leases                                         3,153            2,999
                                                     ---------------------------
   Investment in financing leases                       41,769           39,575
                                                     ---------------------------
                                                       106,601          102,407
Less allowance for losses                               (2,802)          (2,693)
                                                     ---------------------------
                                                     $ 103,799        $  99,714
================================================================================

   Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1997 and 1996, specialized financing and consumer services loans included $10,503 million and $12,075 million, respectively, for commercial real estate loans. Note 17 contains information on airline loans and leases.

   At December 31, 1997, contractual maturities for time sales and loans were $28,983 million in 1998; $12,792 million in 1999; $7,967 million in 2000; $5,156 million in 2001; $3,985 million in 2002; and $9,433 million thereafter -- aggregating $68,316 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

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

   At December 31, 1997, contractual maturities for net rentals receivable under financing leases were $12,820 million in 1998; $10,616 million in 1999; $8,395 million in 2000; $3,871 million in 2001; $2,371 million in 2002; and $8,373 million thereafter -- aggregating $46,446 million. As with time sales and loans, experience has shown that a portion of these receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

------------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT IN FINANCING LEASES
                                                              Total financing leases  Direct financing leases     Leveraged leases
                                                              ----------------------  -----------------------     ----------------
December 31 (In millions)                                         1997        1996        1997        1996        1997        1996
------------------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                       $ 58,543    $ 54,009    $ 42,901    $ 40,555    $ 15,642    $ 13,454
Less principal and interest on third-party nonrecourse debt    (12,097)    (10,213)       --          --       (12,097)    (10,213)
                                                              --------------------    --------------------    --------------------
   Net rentals receivable                                       46,446      43,796      42,901      40,555       3,545       3,241
Estimated unguaranteed residual value of leased assets           5,591       6,248       4,244       4,906       1,347       1,342
Less deferred income                                           (10,268)    (10,469)     (8,529)     (8,885)     (1,739)     (1,584)
                                                              --------------------    --------------------    --------------------
INVESTMENT IN FINANCING LEASES (as shown above)                 41,769      39,575      38,616      36,576       3,153       2,999
Less amounts to arrive at net investment
   Allowance for losses                                           (656)       (720)       (575)       (641)        (81)        (79)
   Deferred taxes arising from financing leases                 (7,909)     (7,488)     (4,671)     (4,077)     (3,238)     (3,411)
                                                              --------------------    --------------------    --------------------
NET INVESTMENT IN FINANCING LEASES                            $ 33,204    $ 31,367    $ 33,370    $ 31,858    $   (166)   $   (491)
====================================================================================================================================

ANNUAL REPORT PAGE 55

   GECS has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. (MWHC), which together with its wholly owned subsidiary, Montgomery Ward & Co., Incorporated (MWC), is engaged in retail merchandising and direct response marketing, the latter conducted primarily through Signature Financial/Marketing Inc. (Signature), which markets consumer club and insurance products. On July 7, 1997, MWHC, MWC and certain of their affiliates (excluding Signature) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, inventory financing loans to MWHC and affiliates became "impaired" loans (as defined below) because, due to the automatic stay in bankruptcy, GECS is not receiving current interest payment on its loans and, in management's judgment, it is therefore probable that GECS will be unable to collect all amounts due according to original contractual terms of the loan agreements. The total amount of such loans was $617 million at December 31, 1997. The nonearning and reduced-earning receivable balances and the impaired loan balances discussed below exclude amounts related to MWHC and affiliates.

   Nonearning consumer receivables were $1,049 million and $926 million at December 31, 1997 and 1996, respectively, a substantial amount of which were U.S. private-label credit card loans subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Nonearning and reduced-earning receivables other than consumer receivables were $353 million and $471 million at year-end 1997 and 1996, respectively.

   "Impaired" loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans and therefore applies principally to GECS commercial loans.

   Under these principles, GECS has two types of "impaired" loans as of December 31, 1997 and 1996: loans requiring allowances for losses ($339 million and $583 million, respectively); and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($167 million and $187 million, respectively) -- allowances for losses on these loans were $170 million and $222 million, respectively. Average investment in these loans during 1997 and 1996 was $647 million and $842 million, respectively, before allowance for losses; interest income earned, principally on the cash basis, while they were considered impaired was $32 million and $30 million in 1997 and 1996, respectively.


14   OTHER GECS RECEIVABLES

This account includes reinsurance recoverables of $5,027 million and $4,403 million and insurance-related receivables of $4,932 million and $4,833 million at year-end 1997 and 1996, respectively. Premium receivables, funds on deposit with reinsurers and policy loans are included in insurance-related receivables. Also in "Other GECS receivables" are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.

15   PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)

                                                          ----------------------
December 31 (In millions)                                    1997           1996
--------------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                                  $   459        $   476
   Buildings, structures and related equipment              6,375          6,315
   Machinery and equipment                                 18,376         17,824
   Leasehold costs and manufacturing
      plant under construction                              1,621          1,308
   Other                                                       24             27
                                                          ----------------------
                                                           26,855         25,950
                                                          ----------------------
   GECS
   Buildings and equipment                                  3,987          3,075
   Equipment leased to others
     Vehicles                                               9,144          6,789
     Aircraft                                               7,686          6,647
     Marine shipping containers                             2,774          3,053
     Railroad rolling stock                                 2,367          2,093
     Other                                                  2,844          3,177
                                                          ----------------------
                                                           28,802         24,834
                                                          ----------------------
                                                          $55,657        $50,784
                                                          ======================
ACCUMULATED DEPRECIATION AND AMORTIZATION
   GE                                                     $15,737        $15,118
   GECS
     Buildings and equipment                                1,478          1,246
     Equipment leased to others                             6,126          5,625
                                                          ----------------------
                                                          $23,341        $21,989
================================================================================

   Amortization of GECS equipment leased to others was $2,102 million, $1,848 million and $1,702 million in 1997, 1996 and 1995, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1997 totaled $10,438 million and are due as follows: $3,247 million in 1998; $2,243 million in 1999; $1,473 million in 2000; $935 million in 2001; $628 million in 2002; and $1,912 million thereafter.

ANNUAL REPORT PAGE 56

16   INTANGIBLE ASSETS

                                                           ---------------------
December 31 (In millions)                                     1997          1996
--------------------------------------------------------------------------------
GE
Goodwill                                                   $ 8,046       $ 6,676
Other intangibles                                              709           691
                                                           ---------------------
                                                             8,755         7,367
                                                           ---------------------
GECS
Goodwill                                                     8,090         5,847
Present value of future profits (PVFP)                       1,824         2,438
Other intangibles                                              452           355
                                                           ---------------------
                                                            10,366         8,640
                                                           ---------------------
                                                           $19,121       $16,007
================================================================================

   GE intangible assets are shown net of accumulated amortization of $2,976 million in 1997 and $2,637 million in 1996. GECS intangible assets are net of accumulated amortization of $2,615 million in 1997 and $1,988 million in 1996.

   PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 13% to 8% of the year-end 1997 unamortized balance for each of the next five years.

17   ALL OTHER ASSETS

                                                        ------------------------
December 31 (In millions)                                   1997            1996
--------------------------------------------------------------------------------
GE
Investments
   Associated companies (a)                             $  1,288        $  1,526
   Other                                                   1,139           1,591
                                                        ------------------------
                                                           2,427           3,117
Prepaid pension asset                                      6,574           6,112
Notes receivable                                           1,412              26
Other                                                      4,316           3,922
                                                        ------------------------
                                                          14,729          13,177
                                                        ------------------------
GECS
Investments
   Assets acquired for resale                              4,403           2,993
   Associated companies (a)                                4,695           4,916
   Real estate ventures                                    2,326           2,469
   Other                                                   2,452           2,095
                                                        ------------------------
                                                          13,876          12,473

Separate accounts                                          4,926           3,516
Servicing assets                                           1,713           1,663
Deferred insurance acquisition costs                       2,521           1,720
Other                                                      2,631           2,286
                                                        ------------------------
                                                          25,667          21,658
                                                        ------------------------
ELIMINATIONS                                                (576)           --
                                                        ------------------------
                                                        $ 39,820        $ 34,835
================================================================================
(a) Includes advances.
--------------------------------------------------------------------------------

   In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1,590 million at year-end 1997 and $1,514 million at year-end 1996; and it had entered into commitments totaling $1,794 million and $1,554 million at year-end 1997 and 1996, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1997. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1997 and 1996, the balance of such GECS loans, leases and equipment leased to others was $8,980 million and $8,240 million, respectively. In addition, at December 31, 1997, GECS had issued financial guarantees and funding commitments of $123 million ($221 million at year-end 1996) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $6.2 billion ($6.5 billion at year-end 1996).

   At year-end 1997, the National Broadcasting Company had $9,388 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic games, and commitments under long-term television station affiliation agreements that require payments through the year 2008.

   In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guarantees totaling $2,895 million at year-end 1997 and $3,250 million at year-end 1996.

   Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 20.

18   GE ALL OTHER CURRENT COSTS AND EXPENSES ACCRUED

At year-end 1997 and 1996, this account included taxes accrued of $2,866 million and $2,487 million, respectively, and compensation and benefit accruals of $1,321 million and $1,315 million, respectively. Also included are amounts for product warranties, estimated costs on shipments billed to customers and a variety of sundry items.

ANNUAL REPORT PAGE 57

19   BORROWINGS

--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
                            ----------------------------------------------------
                                      1997                    1996
                            -----------------------    -------------------------
                                          Average                    Average
December 31 (In millions)    Amount          rate      Amount           rate
--------------------------------------------------------------------------------
GE
Commercial paper (U.S)      $ 1,835          5.88%    $   914            5.41%
Payable to banks                348          8.38         204            8.58
Current portion of
   long-term debt             1,099          5.85(a)      551            6.39(a)
Other                           347                       670
                           -----------------------------------------------------
                              3,629                     2,339
                           -----------------------------------------------------
GECS
Commercial paper
   U.S                       67,355          5.93      50,435            5.68
   Non-U.S                    3,879          4.18       3,737            4.30
Current portion of
   long-term debt            15,101          6.30(a)   16,471            6.17(a)
Other                         8,939                     7,302
                           -----------------------------------------------------
                             95,274                    77,945
                           -----------------------------------------------------
ELIMINATIONS                   (828)                      (84)
                           -----------------------------------------------------
                            $98,075                   $80,200
================================================================================


--------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                                ------------------------------------------------
                                Average
December 31 (In millions)          rate (a)    Maturities       1997      1996
--------------------------------------------------------------------------------
GE
Industrial development/
   pollution control
   bonds                           3.82%        1999-2021   $    270   $    244
Payable to banks                   7.60         1999-2005        195        312
Senior notes                                                      --        500
Other (b)                                                        264        654
                                                            --------------------
                                                                 729      1,710
                                                            --------------------
GECS
Senior notes                       6.59         1999-2055     44,993     46,680
Subordinated notes (c)             7.88         2006-2035        996        996
                                                            --------------------
                                                              45,989     47,676
                                                            --------------------
Eliminations                                                    (115)      (140)
                                                            --------------------
                                                            $ 46,603   $ 49,246
================================================================================
(a)  Includes the effects of associated interest rate and currency swaps.

(b) Includes a variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.
(c)  Guaranteed by GE.
--------------------------------------------------------------------------------

   Borrowings of GE and GECS are addressed below from two perspectives -- liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 30.

LIQUIDITY requirements of GE and GECS are principally met through the credit markets. Maturities of long-term borrowings during the next five years follow.

                             ---------------------------------------------------
(In millions)                   1998       1999       2000       2001       2002
--------------------------------------------------------------------------------
GE                           $ 1,099    $    97    $    69    $    57    $    38
GECS                          15,101      9,801      6,927      5,763      4,816
--------------------------------------------------------------------------------

   Confirmed credit lines of $3.9 billion had been extended to GE by 22 banks at year-end 1997. Substantially all of GE's credit lines are available to GECS and its affiliates in addition to their own credit lines.

     At year-end 1997, GECS and its affiliates held committed lines of credit aggregating $20.9 billion, including $11.8 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $1.4 billion of GE Capital credit lines is available for use by GE.

   During 1997, neither GE nor GECS borrowed under any of these credit lines. Both GE and GECS compensate certain banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

INTEREST RATES ARE MANAGED by GECS in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

   The following table shows GECS borrowing positions considering the effects of swaps.

--------------------------------------------------------------------------------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
                                                           ---------------------
December 31 (In millions)                                     1997          1996
--------------------------------------------------------------------------------
Short-term                                                 $56,961       $46,450
                                                           =====================
Long-term (including current portion)
   Fixed rate (a)                                          $59,329       $56,190
   Floating rate                                            24,973        22,981
                                                           ---------------------
Total long-term                                            $84,302       $79,171
================================================================================
(a) Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.
--------------------------------------------------------------------------------

   At December 31, 1997, interest rate swap maturities ranged from 1998 to 2029, and average interest rates for "synthetic" fixed-rate borrowings were 6.32% (6.45% at year-end 1996).

ANNUAL REPORT PAGE 58

20   GECS INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

                                                          ----------------------
December 31 (In millions)                                     1997          1996
--------------------------------------------------------------------------------
Investment contracts and universal
   life benefits                                           $28,266       $26,140
Life insurance benefits and other (a)                       14,356        13,854
Unpaid claims and claims adjustment
   expenses                                                 14,654        13,184
Unearned premiums                                            5,068         4,633
Separate accounts (see note 17)                              4,926         3,516
                                                          ----------------------
                                                           $67,270       $61,327
================================================================================
(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1997 and 1996.
--------------------------------------------------------------------------------

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

                                           -------------------------------------
(In millions)                                  1997          1996          1995
--------------------------------------------------------------------------------
Balance at January 1-- gross               $ 13,184      $ 12,662      $  7,032
Less reinsurance recoverables                (1,822)       (1,853)       (1,084)
                                           -------------------------------------
Balance at January 1-- net                   11,362        10,809         5,948
Claims and expenses incurred
   Current year                               4,494         4,087         3,268
   Prior years                                  146           104           492
Claims and expenses paid
   Current year                              (1,780)       (1,357)         (706)
   Prior years                               (2,816)       (2,373)       (1,908)
Claim reserves related to
   acquired companies                         1,360           309         3,696
Other                                          (358)         (217)           19
                                           -------------------------------------
Balance at December 31-- net                 12,408        11,362        10,809
Add reinsurance recoverables                  2,246         1,822         1,853
                                           -------------------------------------
Balance at December 31-- gross             $ 14,654      $ 13,184      $ 12,662
================================================================================

   Prior-year claims and expenses incurred in the above table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

   Financial guarantees and credit life risk of insurance affiliates are summarized below.

                                                      --------------------------
December 31 (In millions)                                  1997            1996
--------------------------------------------------------------------------------
Guarantees, principally on municipal
   bonds and structured finance issues                $ 144,647       $ 140,575
Mortgage insurance risk in force                         46,245          36,279
Credit life insurance risk in force                      26,593          25,961
Less reinsurance                                        (33,528)        (32,413)
                                                      --------------------------
                                                      $ 183,957       $ 170,402
================================================================================

   Insurance risk is ceded on both a pro rata and an excess basis. When GECS cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

   The effects of reinsurance on premiums written and premiums and commissions earned were as follows:

                                            ------------------------------------
(In millions)                                  1997          1996          1995
--------------------------------------------------------------------------------
PREMIUMS WRITTEN
Direct                                      $ 5,206       $ 3,926       $ 2,984
Assumed                                       5,501         5,455         3,978
Ceded                                        (1,311)       (1,196)         (804)
                                            ------------------------------------
                                            $ 9,396       $ 8,185       $ 6,158
                                            ====================================
PREMIUMS AND COMMISSIONS EARNED
Direct                                      $ 5,138       $ 3,850       $ 2,604
Assumed                                       5,386         5,353         4,414
Ceded                                        (1,256)       (1,058)         (786)
                                            ------------------------------------
                                            $ 9,268       $ 8,145       $ 6,232
================================================================================

   Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $903 million, $937 million and $459 million for the years ended December 31, 1997, 1996 and 1995, respectively.

21   GE ALL OTHER LIABILITIES

This account includes noncurrent compensation and benefit accruals at year-end 1997 and 1996 of $5,484 million and $5,177 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, product warranties and a variety of sundry items.

   GE is involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on management's best estimate of undiscounted future costs, excluding possible insurance recoveries. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of such range. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop a meaningful estimate of the reasonably possible aggregate environmental remediation exposure. However, even in the unlikely event that remediation costs amounted to the high end of the range of costs for each site, the resulting additional liability would not be material to GE's financial position, results of operations or liquidity.

ANNUAL REPORT PAGE 59

22   DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.

                                                        ------------------------
December 31 (In millions)                                  1997             1996
--------------------------------------------------------------------------------
ASSETS
GE                                                      $ 4,891          $ 4,097
GECS                                                      4,320            3,310
                                                        ------------------------
                                                          9,211            7,407
                                                        ------------------------
LIABILITIES
GE                                                        4,576            4,630
GECS                                                     13,286           11,050
                                                        ------------------------
                                                         17,862           15,680
                                                        ------------------------
NET DEFERRED TAX LIABILITY                              $ 8,651          $ 8,273
================================================================================

   Principal components of the net deferred tax balances for GE and GECS are as follows:

                                                       -------------------------
December 31 (In millions)                                 1997             1996
--------------------------------------------------------------------------------
GE
Provisions for expenses                                $(3,367)         $(2,740)
Retiree insurance plans                                   (856)            (806)
Prepaid pension asset                                    2,301            2,139
Depreciation                                               955              836
Other -- net                                               652            1,104
                                                       -------------------------
                                                          (315)             533
                                                       -------------------------
GECS
Financing leases                                         7,909            7,488
Operating leases                                         2,156            1,833
Net unrealized gains
   on securities                                         1,264              404
Allowance for losses                                    (1,372)          (1,184)
Insurance reserves                                      (1,000)            (787)
AMT credit carryforwards                                  (354)            (561)
Other -- net                                               363              547
                                                       -------------------------
                                                         8,966            7,740
                                                       -------------------------
NET DEFERRED TAX LIABILITY                             $ 8,651          $ 8,273
================================================================================

   The GE provisions for expenses category represents the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax deficiencies, product warranties and other provisions for sundry losses and expenses that are not currently deductible.

23   GECS MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by an affiliate of GE Capital. The preferred stock pays cumulative dividends at variable rates. The liquidation preference of the preferred shares is summarized below.

                                                         -----------------------
December 31 (In millions)                                  1997             1996
--------------------------------------------------------------------------------
GE Capital                                               $2,230           $1,800
GE Capital affiliate                                        660              485
--------------------------------------------------------------------------------

   Dividend rates on the preferred stock ranged from 3.8% to 5.2% during 1997 and 1996, and from 4.2% to 5.2% during 1995.

24   RESTRICTED NET ASSETS OF GECS AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1997, net assets of regulated GECS affiliates amounted to $22.9 billion, of which $19.4 billion was restricted.

   At December 31, 1997 and 1996, the aggregate statutory capital and surplus of the insurance businesses totaled $12.4 billion and $10.2 billion, respectively. In preparing statutory statements, no significant permitted accounting practices are used that differ from prescribed accounting practices.

25   SHARE OWNERS' EQUITY

                                          --------------------------------------
(In millions)                                  1997          1996          1995
--------------------------------------------------------------------------------
COMMON STOCK ISSUED                        $    594      $    594      $    594
                                          ======================================
UNREALIZED GAINS ON
   INVESTMENT SECURITIES-- NET             $  2,138      $    671      $  1,000
                                          ======================================
OTHER CAPITAL
Balance at January 1                       $  2,498      $  1,663      $  1,122
Currency translation adjustments               (742)         (117)          127
Gains on treasury stock
   dispositions                               1,880           952           414
                                          --------------------------------------
Balance at December 31                     $  3,636      $  2,498      $  1,663
                                          ======================================
RETAINED EARNINGS
Balance at January 1                       $ 38,670      $ 34,528      $ 30,793
Net earnings                                  8,203         7,280         6,573
Dividends declared                           (3,535)       (3,138)       (2,838)
                                          --------------------------------------
Balance at December 31                     $ 43,338      $ 38,670      $ 34,528
                                          ======================================
COMMON STOCK HELD IN TREASURY
Balance at January 1                       $ 11,308      $  8,176      $  5,312
Purchases                                     6,392         4,842         4,016
Dispositions                                 (2,432)       (1,710)       (1,152)
                                          --------------------------------------
Balance at December 31                     $ 15,268      $ 11,308      $  8,176
================================================================================

   In December 1997, GE's Board of Directors increased the authorization to repurchase Company common stock to $17 billion and authorized the program to continue through 1999. Funds used for the share repurchase will be generated largely from free cash flow. Through year-end 1997, a total of 244 million shares having an aggregate cost of $9.9 billion had been repurchased under this program and placed into treasury.

   In April 1997, share owners authorized (a) an increase in the number of authorized shares of common stock from 2,200,000,000 shares each with a par value of $0.32 to 4,400,000,000 shares each with a par value of $0.16 and (b) the split of each unissued and issued common share, including shares held in treasury, into two shares of common stock each with a par value of $0.16. All share data and per-share amounts have been adjusted to reflect this change.

ANNUAL REPORT PAGE 60

   Common shares issued and outstanding are summarized in the following table.

--------------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
                                     -------------------------------------------
December 31 (In thousands)                 1997            1996            1995
--------------------------------------------------------------------------------
Issued                                3,714,026       3,714,026       3,714,026
In treasury                            (449,434)       (424,942)       (381,002)
                                     -------------------------------------------
Outstanding                           3,264,592       3,289,084       3,333,024
================================================================================

   GE has 50 million authorized shares of preferred stock ($1.00 par value), but no such shares have been issued.

   The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in other capital. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period. Cumulative currency translation adjustments represented reductions of other capital of $798 million and $56 million in 1997 and 1996, respectively, and an addition to other capital of $61 million in 1995.

26   OTHER STOCK-RELATED INFORMATION

--------------------------------------------------------------------------------
STOCK OPTION ACTIVITY
                                                             Average per share
                                              Shares       --------------------
                                             subject        Exercise      Market
(Shares in thousands)                      to option           price       price
--------------------------------------------------------------------------------
Balance at December 31, 1994                 138,996          $19.91      $25.50
   Options granted                            24,179           27.94       27.94
   Replacement options                         1,506           20.91       20.91
   Options exercised                         (15,568)          15.72       29.61
   Options terminated                         (4,239)          23.67        --
                                             -----------------------------------
Balance at December 31, 1995                 144,874           21.60       36.00
   Options granted                            19,034           42.39       42.39
   Replacement options                         8,622           26.34       26.34
   Options exercised                         (18,278)          17.70       43.25
   Options terminated                         (4,707)          26.18        --
                                             -----------------------------------
Balance at December 31, 1996                 149,545           24.86       49.44
   Options granted (a)                        13,795           68.07       68.07
   Replacement options                            30           24.16       24.16
   Options exercised                         (21,746)          18.47       61.22
   Options terminated                         (2,721)          31.10        --
                                             -----------------------------------
Balance at December 31, 1997                 138,903           30.03       73.38
================================================================================
(a) Without adjusting for the effect of the 2-for-1 stock split in April 1997, the number of options granted during 1997 would have been 13,476.
--------------------------------------------------------------------------------

   Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in GE's current Proxy Statement. With certain restrictions, requirements for stock option shares can be met from either unissued or treasury shares.

   The replacement options replaced canceled SARs and have identical terms thereto. At year-end 1997, there were 3.2 million SARs outstanding at an average exercise price of $21.02. There were 9.6 million restricted stock shares and restricted stock units outstanding at year-end 1997.

   There were 92.8 million and 62.1 million additional shares available for grants of options, SARs, restricted stock and restricted stock units at December 31, 1997 and 1996, respectively. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

   Outstanding options and SARs expire on various dates through December 19, 2007. Restricted stock grants vest on various dates up to normal retirement of grantees.

   The following table summarizes information about stock options outstanding at December 31, 1997.

--------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING
(Shares in thousands)
                                      Outstanding                  Exercisable
                            --------------------------------   -----------------
                                                     Average             Average
Exercise                              Average       exercise            exercise
price range                  Shares      life (a)      price   Shares      price
--------------------------------------------------------------------------------
$10 13/16 - 21 9/16          34,059       3.6         $17.45   34,059     $17.45
$21 5/8 - 31 15/16           72,754       6.4          25.61   37,441      24.31
$36 3/16 - 51 1/2            18,867       8.5          42.59      205      47.20
$51 3/4 - 73                 13,223       9.8          68.80     --         --
                            ----------------------------------------------------
Total                       138,903       6.3          30.03   71,705      21.11
================================================================================
(a)  Average contractual life remaining in years.

At year-end 1996, options with an average exercise price of $19.58 were exercisable on 81 million shares; at year-end 1995, options with an average exercise price of $17.61 were exercisable on 74 million shares.
--------------------------------------------------------------------------------

   Stock options expire 10 years from the date they are granted; options vest over service periods that range from one to five years.

     Disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, are as follows:

                                              ----------------------------------
December 31                                      1997         1996         1995
--------------------------------------------------------------------------------
Weighted average fair value
   per option (a)                              $17.81       $ 9.34       $ 5.98
Valuation assumptions
   Expected option term (years)                   6.3          6.2          5.5
   Expected volatility                           20.0%        20.1%        20.0%
   Expected dividend yield                        1.5%         2.3%         3.1%
   Risk-free interest rate                        6.1%         6.6%         7.0%
PRO FORMA EFFECTS (b)(c)
   Net earnings                                $8,129       $7,235       $6,557
   Earnings per share-- basic                    2.48         2.19         1.95
  -- diluted                                     2.43         2.15         1.92
--------------------------------------------------------------------------------
(a)  Estimated using Black-Scholes option pricing model.

(b) Valuations only of grants made after January 1, 1995; thus, the pro forma effect increased over the periods presented.

(c)  Net earnings in millions; per-share amounts in dollars.
--------------------------------------------------------------------------------

ANNUAL REPORT PAGE 61

27   SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

   "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

   "All other operating activities" in the Statement of Cash Flows consists principally of adjustments to current and noncurrent accruals and deferrals of costs and expenses, increases and decreases in progress collections, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and adjustments to assets such as amortization of goodwill and intangibles.

   The Statement of Cash Flows excludes certain noncash transactions that, except for the exchange transaction described in note 2, had no significant effects on the investing or financing activities of GE or GECS.

   Certain supplemental information related to GE and GECS cash flows is shown below.

                                                                                             ---------------------------------------
For the years ended December 31 (In millions)                                                    1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
GE
   NET PURCHASE OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase program                                      $ (3,492)      $ (3,266)      $ (3,101)
   Other purchases                                                                             (2,900)        (1,576)          (915)
   Dispositions (mainly to employee and dividend reinvestment plans)                            3,577          2,519          1,493
                                                                                             ---------------------------------------
                                                                                             $ (2,815)      $ (2,323)      $ (2,523)
                                                                                             =======================================
GECS
   FINANCING RECEIVABLES
   Increase in loans to customers                                                            $(55,689)      $(49,890)      $(46,154)
   Principal collections from customers -- loans                                               50,679         49,923         44,840
   Investment in equipment for financing leases                                               (16,420)       (14,427)       (17,182)
   Principal collections from customers -- financing leases                                    13,796         11,158          8,821
   Net change in credit card receivables                                                       (4,186)        (3,068)        (3,773)
   Sales of financing receivables                                                               9,922          4,026          2,139
                                                                                             ---------------------------------------
                                                                                             $ (1,898)      $ (2,278)      $(11,309)
                                                                                             =======================================
   ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses                               $(19,274)      $(15,925)      $(14,452)
   Dispositions and maturities of securities by insurance and annuity businesses               17,280         14,018         12,460
   Proceeds from principal business dispositions                                                  241            --             575
   Other                                                                                       (3,893)        (4,183)        (2,496)
                                                                                             ---------------------------------------
                                                                                             $ (5,646)      $ (6,090)      $ (3,913)
                                                                                             =======================================
   NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                               $  3,502       $  5,061       $  2,545
   Long-term (longer than one year)                                                            15,566         17,245         32,507
   Long-term subordinated                                                                         --             --             298
   Proceeds -- nonrecourse, leveraged lease debt                                                1,757            595          1,428
                                                                                             ---------------------------------------
                                                                                             $ 20,825       $ 22,901       $ 36,778
                                                                                             =======================================
   REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                               $(21,320)      $(23,355)      $(16,075)
   Long-term (longer than one year)                                                            (1,150)        (1,025)          (678)
   Principal payments - nonrecourse, leveraged lease debt                                        (287)          (276)          (292)
                                                                                             ---------------------------------------
                                                                                             $(22,757)      $(24,656)      $(17,045)
                                                                                             =======================================
   ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment and annuity contracts                                   $  4,717       $  2,561       $  1,754
   Preferred stock issued by GECS affiliates                                                      605            155          1,045
   Redemption of investment and annuity contracts                                              (4,537)        (2,688)        (2,540)
                                                                                             ---------------------------------------
                                                                                             $    785       $     28       $    259
====================================================================================================================================

ANNUAL REPORT PAGE 62

28   INDUSTRY SEGMENTS

------------------------------------------------------------------------------------------------------------------------------------
                                       REVENUES
                                       For the years ended December 31

                                                Total revenues               Intersegment revenues             External revenues
                                       ----------------------------      --------------------------     ----------------------------
(In millions)                             1997       1996      1995        1997      1996      1995        1997      1996      1995
------------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                    $ 7,799   $  6,302  $  6,098      $  101    $   86    $  115     $ 7,698   $ 6,216   $ 5,983
   Appliances                            6,745      6,375     5,933          12         5         4       6,733     6,370     5,929
   Broadcasting                          5,153      5,232     3,919          --        --        --       5,153     5,232     3,919
   Industrial Products and Systems      10,954     10,412    10,194         490       455       436      10,464     9,957     9,758
   Materials                             6,695      6,509     6,647          24        22        19       6,671     6,487     6,628
   Power Generation                      7,495      7,257     6,545          81        65        57       7,414     7,192     6,488
   Technical Products and Services       4,917      4,692     4,424          18        23        19       4,899     4,669     4,405
   All Other                             3,564      3,108     2,707          --        --        --       3,564     3,108     2,707
   Corporate items and eliminations      1,193       (322)     (286)       (726)     (656)     (650)      1,919       334       364
                                       ----------------------------      --------------------------     ----------------------------
     Total GE                           54,515     49,565    46,181          --        --        --      54,515    49,565    46,181
                                       ----------------------------      --------------------------     ----------------------------
GECS
   Financing                            31,165     24,554    19,446          --        --        --      31,165    24,554    19,446
   Specialty Insurance                   8,844      8,155     7,042          --        --        --       8,844     8,155     7,042
   All Other                               (78)         4         4          --        --        --         (78)        4         4
                                       ----------------------------      --------------------------     ----------------------------
     Total GECS                         39,931     32,713    26,492          --        --        --      39,931    32,713    26,492
                                       ----------------------------      --------------------------     ----------------------------
Eliminations                            (3,606)    (3,099)   (2,645)         --        --        --      (3,606)   (3,099)   (2,645)
                                       ----------------------------      --------------------------     ----------------------------
CONSOLIDATED REVENUES                  $90,840   $ 79,179  $ 70,028      $   --    $   --    $   --     $90,840   $79,179   $70,028
====================================================================================================================================

GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices. "All Other" GE revenues consists primarily of GECS earnings.
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                         ASSETS                           PROPERTY, PLANT AND EQUIPMENT
                                                                          (INCLUDING EQUIPMENT LEASED TO OTHERS)
                                        At December 31                    For the years ended December 31

                                                                                  Additions            Depreciation and amortization
                                        ----------------------------      --------------------------   -----------------------------

(In millions)                              1997       1996      1995        1997      1996      1995        1997      1996      1995
------------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                     $ 8,895   $  5,423  $  4,890      $  729    $  551    $  266     $   255   $   260   $   273
   Appliances                             2,533      2,569     2,304          83       168       143         112       104        93
   Broadcasting                           4,877      4,899     3,915         116       176        97          96        86        64
   Industrial Products and Systems        6,658      6,580     6,117         487       450       446         368       340       308
   Materials                              8,890      9,130     9,095         618       748       521         427       475       478
   Power Generation                       5,605      5,741     5,679         176       185       155         161       165       166
   Technical Products and Services        2,438      2,246     2,200         189       154       110         115       113       109
   All Other                             17,496     14,556    13,113          --        --         1           2         2         1
   Corporate items and eliminations      10,034      8,781     8,403         168       114       113          86        90        89
                                        ----------------------------      --------------------------     ---------------------------
     Total GE                            67,426     59,925    55,716       2,566     2,546     1,852       1,622     1,635     1,581
                                        ----------------------------      --------------------------     ---------------------------
GECS
   Financing                            211,139    188,472   151,952       7,188     5,663     5,143       2,411     2,111     1,963
   Specialty Insurance                   44,048     38,575    33,714          65        35       133          35        29        23
   All Other                                221        372        63          67        64        36          14        10        27
                                        ----------------------------      --------------------------     ---------------------------
     Total GECS                         255,408    227,419   185,729       7,320     5,762     5,312       2,460     2,150     2,013
                                        ----------------------------      --------------------------     ---------------------------
Eliminations                            (18,822)   (14,942)  (13,410)         --        --        --          --        --        --
                                        ----------------------------      --------------------------     ---------------------------
CONSOLIDATED TOTALS                     $304,012  $272,402  $228,035      $9,886    $8,308    $7,164     $ 4,082   $ 3,785   $ 3,594
====================================================================================================================================

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

AIRCRAFT ENGINES. Jet engines and replacement parts and repair and maintenance services for all categories of commercial aircraft (short/medium, intermediate and long-range); for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and commuter aircraft. Sold worldwide to airframe manufacturers, airlines and government agencies. Also, aircraft engine derivatives used as marine propulsion and industrial power sources.

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

BROADCASTING. Primarily NBC. Principal businesses are the furnishing of U.S. network television services to more than 200 affiliated stations, production of television programs, operation of 12 VHF and UHF television broadcasting stations, operation of four cable/satellite networks around the world, and investment and programming activities in multimedia and cable television.

INDUSTRIAL PRODUCTS AND SYSTEMS. Lighting products (including a wide variety of lamps, lighting fixtures, wiring devices and quartz products); electrical distribution and control equipment (including power delivery and control products such as transformers, meters, relays, capacitors and arresters); transportation systems products (including diesel-electric locomotives, transit propulsion equipment and motorized wheels for off-highway vehicles); electric motors and related products; a broad range of electrical and electronic industrial automation products (including drive systems); installation, engineering and repair services, which includes management and technical expertise for large projects such as process control systems; and GE Supply, a network of electrical supply houses. Markets are extremely diverse. Products are sold to commercial and industrial end users, including utilities, to original equipment manufacturers, to electrical distributors, to retail outlets, to railways and to transit authorities. Increasingly, products are developed for and sold in global markets.

MATERIALS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones; superabrasive industrial diamonds; and laminates. Sold worldwide to a diverse customer base consisting mainly of manufacturers.

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

GECS FINANCING. Operations of GE Capital, as follows:

   CONSUMER SERVICES -- private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, and consumer savings and insurance services. Insurance services, previously included within the Specialty Insurance segment, has been combined with the consumer savings and insurance operations in this segment. Prior-year information has been reclassified to reflect this change.

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

   Very few of the products financed by GE Capital are manufactured by GE.

GECS SPECIALTY INSURANCE. U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

ANNUAL REPORT PAGE 64

29   GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

Revenues and operating profit shown below are classified according to their country of origin (including exports from such areas). Revenues and operating profit classified under the caption "United States" include royalty and licensing income from non-U.S. sources. U.S. exports to international customers by major areas of the world are shown on page 39.

----------------------------------------------------------------------------------------------------------------------------
                            REVENUES
                            For the years ended December 31

                                      Total revenues              Intersegment revenues                External revenues
                            ----------------------------    -------------------------------    -----------------------------
(In millions)                  1997       1996      1995        1997       1996        1995       1997       1996       1995
----------------------------------------------------------------------------------------------------------------------------
United States               $66,330    $58,110   $52,935   $  2,471    $  2,292    $  2,123    $63,859    $55,818    $50,812
Europe                       18,166     15,964    12,293        787         714         656     17,379     15,250     11,637
Pacific Basin                 4,742      4,343     3,725        880         796         457      3,862      3,547      3,268
Other <F1>                    6,420      5,140     4,750        680         576         439      5,740      4,564      4,311
Intercompany eliminations    (4,818)    (4,378)   (3,675)    (4,818)     (4,378)     (3,675)      --         --         --
                            ----------------------------    -------------------------------    -----------------------------
Total                       $90,840    $79,179   $70,028   $   --      $   --      $   --      $90,840    $79,179    $70,028
============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
                            OPERATING PROFIT <F2>            ASSETS                              NON-U.S. NET ASSETS
                            For the years ended December 31  At December 31                      At December 31
                            ----------------------------     --------------------------------    ------------------------------
(In millions)                  1997       1996      1995         1997        1996        1995       1997       1996       1995
-------------------------------------------------------------------------------------------------------------------------------
United States               $ 8,825    $ 9,693   $ 9,002     $206,655    $189,593    $158,884    $  <F3>   $   <F3>   $   <F3>
Europe                        2,024      1,724     1,043       66,740      55,196      44,107     31,076     23,021     20,059
Pacific Basin                   302        269       375        8,881       8,125       6,442      6,237      5,082      3,740
Other <F1>                      706        576       543       21,926      19,655      18,776     12,233     11,439     11,472
Intercompany eliminations       (23)         7         9         (190)       (167)       (174)       (72)       (62)       (51)
                            ----------------------------     --------------------------------    ------------------------------
Total                       $11,834    $12,269   $10,972     $304,012    $272,402    $228,035    $49,474    $39,480    $35,220
===============================================================================================================================

<F1> Principally the Americas other than the United States, but also includes operations that cannot meaningfully be associated with specific geographic areas (for example, shipping containers used on ocean-going vessels).

<F2> Net of 1997 restructuring and other special charges.

<F3> Not applicable.
-------------------------------------------------------------------------------------------------------------------------------

30   ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from borrowings by GE and GECS and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1997 or 1996. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

INVESTMENT CONTRACT BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

FINANCIAL GUARANTEES AND CREDIT LIFE. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

ANNUAL REPORT PAGE 65

------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS
                                                                    1997                                       1996
                                                  ----------------------------------------  ----------------------------------------
                                                                  Assets (liabilities)                       Assets (liabilities)
                                                             -----------------------------             -----------------------------
                                                             Carrying Estimated fair value             Carrying Estimated fair value
                                                  Notional     amount --------------------  Notional     amount --------------------
December 31 (In millions)                           amount      (net)       High       Low    amount      (net)      High       Low
------------------------------------------------------------------------------------------------------------------------------------
GE
Investment related
   Investments and notes receivable                $  <F1>  $  1,909   $  1,915  $  1,908    $  <F1>   $  1,675  $  3,127  $  3,127
   Cancelable interest rate swap                     1,421        25         19        19         --         --        --        --
Borrowings and related instruments
   Borrowings<F2><F3>                                 <F1>    (4,358)    (4,377)   (4,377)      <F1>     (4,049)   (4,058)   (4,058)
   Interest rate swaps                                 531        --        (12)      (12)       536         --       (11)      (11)
   Currency swaps                                       --        --         --        --        180         --        25        25
Recourse obligations for receivables sold              427       (23)       (23)      (23)       424         --        --        --
Financial guarantees                                 2,141        --         --        --      1,805         --        --        --
Other firm commitments
   Currency forwards and options                     6,656        82        270       270      5,476         70       150       150
   Financing commitments                             1,794        --         --        --      1,554         --        --        --
GECS
Assets
   Time sales and loans                               <F1>    62,712     63,105    61,171       <F1>     60,859    61,632    60,544
   Integrated interest rate swaps                   12,323        19       (125)     (125)     4,376         --        91        91
   Purchased options                                 1,617        31         31        31      1,938         11        12        12
   Mortgage-related positions
     Mortgage purchase commitments                   2,082        --         11        11      1,193         --         2         2
     Mortgage sale commitments                       2,540        --         (9)       (9)     1,417         --         3         3
     Mortgages held for sale                          <F1>     2,378      2,379     2,379       <F1>      1,112     1,165     1,165
     Options, including "floors"                    30,347        51        141       141     27,422         78        81        81
     Interest rate swaps and futures                 3,681        --         23        23      1,731         --       (29)      (29)
   Other cash financial instruments                   <F1>     2,242      2,592     2,349       <F1>      2,240     2,735     2,487
Liabilities
   Borrowings and related instruments
     Borrowings<F2><F3>                               <F1>  (141,263)  (141,828) (141,828)      <F1>   (125,621) (125,648) (125,648)
     Interest rate swaps                            42,531        --       (250)     (250)    34,491         --      (575)     (575)
     Currency swaps                                 23,382        --     (1,249)   (1,249)    24,588         --       368       368
     Currency forwards                              15,550        --        371       371      6,165         --        72        72
     Purchased options                                 375        33          8         8      1,882         10         1         1
   Investment contract benefits                       <F1>   (23,045)   (22,885)  (22,885)      <F1>    (20,210)  (19,953)  (19,953)
   Insurance-- financial guarantees
      and credit life                              183,957    (2,897)    (2,992)   (3,127)   170,402     (3,801)   (3,614)   (4,025)
   Credit and liquidity support --
      securitizations                               13,634       (46)       (46)      (46)     6,842        (73)       (9)       (9)
   Performance guarantees -- principally
     letters of credit                               2,699       (34)        --       (67)     3,470        (55)     (132)     (133)
   Other                                             3,147    (1,134)    (1,282)   (1,303)     2,901     (1,560)   (1,175)   (1,176)
Other firm commitments
   Currency forwards                                 1,744        --         11        11      1,823         --         3         2
   Currency swaps                                    1,073       192        192       192      1,134         --       (38)      (38)
   Ordinary course of business
     lending commitments                             7,891        --        (62)      (62)     4,950         --       (27)      (27)
   Unused revolving credit lines
     Commercial                                      4,850        --         --        --      3,375         --        --        --
     Consumer-- principally credit cards           134,123        --         --        --    116,878         --        --        --
------------------------------------------------------------------------------------------------------------------------------------

<F1> Not applicable.

<F2> Includes effects of interest rate and currency swaps, which also are listed separately.

<F3> See note 19.
------------------------------------------------------------------------------------------------------------------------------------

   Additional information about certain financial instruments in the table above follows.

CURRENCY FORWARDS AND OPTIONS are employed by GE and GECS to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions and by GECS to optimize borrowing costs as discussed in note 19. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated

ANNUAL REPORT PAGE 66

in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps," "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain GECS business activities, such as the mortgage servicing and annuities businesses.

SWAPS OF INTEREST RATES AND CURRENCIES are used by GE and GECS to optimize borrowing costs for a particular funding strategy (see note 19). A cancelable interest rate swap was used by GE to hedge an investment position. Interest rate and currency swaps, along with purchased options and futures, are used by GECS to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, GECS also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK -- risk that counterparties will be financially unable to make payments according to the terms of the agreements -- is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1997 and 1996, this gross market risk amounted to $2.0 billion and $0.9 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $2.9 billion and $0.7 billion at December 31, 1997 and 1996, respectively.

   Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints.

o Once a counterparty exceeds credit exposure limits (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

--------------------------------------------------------------------------------
COUNTERPARTY CREDIT CRITERIA
                                            ------------------------------------
                                                        Credit rating
                                            ------------------------------------
                                            Moody's            Standard & Poor's
--------------------------------------------------------------------------------
Term of transaction
   Between one and five years                 Aa3                   AA-
   Greater than five years                    Aaa                   AAA
Credit exposure limits
   Up to $50 million                          Aa3                   AA-
   Up to $75 million                          Aaa                   AAA
--------------------------------------------------------------------------------

o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

31   QUARTERLY INFORMATION (UNAUDITED)

                                    First quarter      Second quarter      Third quarter       Fourth quarter
(Dollar amounts in millions;     -----------------   -----------------   -----------------   ------------------
per-share amounts in dollars)       1997      1996      1997      1996      1997      1996      1997      1996
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings                     $ 1,677   $ 1,517   $ 2,162   $ 1,908   $ 2,014   $ 1,788   $ 2,350   $ 2,067
Earnings per share -- basic         0.51      0.46      0.66      0.58      0.62      0.54      0.72      0.63
                   -- diluted       0.50      0.45      0.65      0.57      0.60      0.53      0.70      0.62
SELECTED DATA
GE
   Sales of goods and services    10,522     9,742    12,620    11,520    11,698    11,478    14,112    13,379
   Gross profit from sales         2,970     2,781     3,886     3,475     3,368     3,060     2,618     3,784
GECS
   Total revenues                  9,544     7,245     9,317     7,457    10,182     8,449    10,888     9,562
   Operating profit                1,081       973     1,138       951     1,229     1,179       974       945
---------------------------------------------------------------------------------------------------------------

   For GE, gross profit from sales is sales of goods and services less costs of goods and services sold. For GECS, operating profit is "Earnings before income taxes."

   Fourth-quarter gross profit from sales in 1997 was reduced by restructuring and other special charges. Such charges, including amounts shown in "Other costs and expenses," were $2,322 million before tax. Also in the fourth quarter of 1997, GE completed an exchange transaction with Lockheed Martin as described in note 2.

   Earnings-per-share amounts for each quarter are required to be computed independently and, as a result, their sum does not equal the total year earnings-per-share amounts for 1997 and 1996. Per-share amounts have been adjusted for the 2-for-1 stock split effective on April 28, 1997.

              GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)
                                                   GE ALLOWANCE FOR LOSSES
                                                      DEDUCTED FROM ASSETS
                                              ----------------------------------
                                                    ACCOUNTS
                                              AND NOTES RECEIVABLE   INVESTMENTS
                                              --------------------   -----------
Balance, January 1, 1995                           $  243              $  64
         Provisions charged to operations              57                 27
         Write-offs                                   (39)                (3)
                                                   ------              -----
Balance, December 31, 1995                         $  261  (a)         $  88
         Provisions charged to Operations              99                  3
         Write-offs                                   (92)               (16)
                                                   ------              -----
Balance, December 31, 1996                         $  268  (a)         $  75
         Provisions charged to Operations              68                  3
         Write-offs                                   (59)               (17)
                                                   ------              -----
Balance, December 31, 1997                         $  277  (a)         $  61
                                                   ======              =====
-------------------------------------

(a) The year-end balance is segregated on the Statement of Financial Position as follows:


                                              1997           1996         1995
                                              ----           ----         ----

Current receivables                         $  238          $ 240        $ 231
All other assets (long-term receivables,
     customer financing, etc.)                  39             28           30
                                            ------          -----        -----
                                            $  277          $ 268        $ 261
                                            ======          =====        =====

Reference is made to note 7 to Consolidated Financial Statements appearing in the 1997 Annual Report to Share Owners, which contains information with respect to GECS allowance for losses on financing receivables for 1997, 1996 and 1995.