Form 10-Q
period 1998-03-31
GENERAL ELECTRIC CO
filed 1998-05-12
CIK 40545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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

     There were 3,258,023,410 shares with a par value of $0.16 per share outstanding at March 31, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)

                                                                        THREE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                          1998          1997          1998         1997          1998          1997
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Sales of goods                                         $ 9,616       $ 8,620       $ 7,991      $ 7,705       $ 1,626         $ 916
Sales of services                                        3,359         2,785         3,417        2,817             -             -
Earnings of GECS                                             -             -           881          754             -             -
GECS revenues from services                              9,484         8,593             -            -         9,525         8,628
Other income                                               167           159           175          158             -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total revenues                                       22,626        20,157        12,464       11,434        11,151         9,544
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cost of goods sold                                       7,063         6,342         5,582        5,535         1,482           808
Cost of services sold                                    2,402         1,985         2,460        2,017             -             -
Interest and other financial charges                     2,212         1,931           207          158         2,025         1,783
Insurance losses and policyholder and annuity benefits   2,213         2,244             -            -         2,213         2,244
Provision for losses on financing receivables              332           312             -            -           332           312
Other costs and expenses                                 5,433         4,729         1,648        1,467         3,814         3,286
Minority interest in net earnings of consolidated
    affiliates                                              56            55            23           25            33            30
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total costs and expenses                             19,711        17,598         9,920        9,202         9,899         8,463
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Earnings before income taxes                             2,915         2,559         2,544        2,232         1,252         1,081
Provision for income taxes                              (1,024)         (882)         (653)        (555)         (371)         (327)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Net earnings                                        $ 1,891       $ 1,677       $ 1,891      $ 1,677         $ 881         $ 754
                                                    ===========   ===========   ===========   ==========   ===========   ===========
Net earnings per share
   Basic                                                $ 0.58        $ 0.51
   Diluted                                              $ 0.57        $ 0.50

Dividends declared per share                            $ 0.30        $ 0.26



See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between
GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS IN MILLIONS)

                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                       3/31/98      12/31/97       3/31/98     12/31/97       3/31/98      12/31/97
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash and equivalents                                   $ 5,419       $ 5,861         $ 749      $ 1,157       $ 4,670       $ 4,904
Investment securities                                   71,952        70,621           298          265        71,654        70,356
Current receivables                                      8,039         8,924         8,171        9,054             -             -
Inventories                                              5,975         5,895         5,167        5,109           808           786
GECS financing receivables - net                       103,387       103,799             -            -       103,387       103,799
Other GECS receivables                                  18,433        17,655             -            -        19,084        18,332
Property, plant and equipment (including equipment
   leased to others) - net                              32,727        32,316        11,043       11,118        21,684        21,198
Investment in GECS                                           -             -        17,983       17,239             -             -
Intangible assets                                       19,675        19,121         8,965        8,755        10,710        10,366
Other assets                                            44,147        39,820        16,607       14,729        28,186        25,667
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total assets                                         $ 309,754     $ 304,012      $ 68,983     $ 67,426     $ 260,183     $ 255,408
                                                    ===========   ===========   ===========   ==========   ===========   ===========
Short-term borrowings                                $ 104,170      $ 98,075       $ 4,830      $ 3,629      $ 99,949      $ 95,274
Accounts payable                                        10,791        10,407         4,538        4,779         7,103         6,490
Other GE current liabilities                            12,177        12,186        12,113       12,058             -             -
Long-term borrowings                                    43,781        46,603           785          729        43,130        45,989
Insurance liabilities, reserves and annuity benefits    68,647        67,270             -            -        68,647        67,270
All other liabilities                                   22,699        22,700        11,580       11,539        11,019        11,067
Deferred income taxes                                    8,957         8,651          (175)        (315)        9,132         8,966
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total liabilities                                      271,222       265,892        33,671       32,419       238,980       235,056
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Minority interest in equity of consolidated
   affiliates                                            3,813         3,682           593          569         3,220         3,113
                                                    -----------   -----------   -----------   ----------   -----------   -----------

Unrealized gains on investment securities                2,460         2,138         2,460        2,138         2,396         2,135
Foreign currency translation adjustments                  (951)         (798)         (951)        (798)         (227)         (185)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Accumulated non-owner changes in equity                  1,509         1,340         1,509        1,340         2,169         1,950
Common stock (3,714,026,000 shares issued)                 594           594           594          594             1             1
Other capital                                            4,842         4,434         4,842        4,434         2,484         2,337
Retained earnings                                       44,252        43,338        44,252       43,338        13,329        12,951
Less common stock held in treasury                     (16,478)      (15,268)      (16,478)     (15,268)            -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total share owners' equity                              34,719        34,438        34,719       34,438        17,983        17,239
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total liabilities and equity                         $ 309,754     $ 304,012      $ 68,983     $ 67,426     $ 260,183     $ 255,408
                                                    ===========   ===========   ===========   ==========   ===========   ===========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." March data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS IN MILLIONS)
                                                                        THREE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                          1998          1997          1998         1997          1998          1997
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $ 1,891       $ 1,677       $ 1,891      $ 1,677         $ 881         $ 754
Adjustments to reconcile net earnings to cash
  provided from (used for) operating activities
     Depreciation and amortization                       1,077           952           421          382           656           570
     Earnings retained by GECS                               -             -          (378)        (454)            -             -
     Deferred income taxes                                 174           329           106           40            68           289
     Decrease in GE current receivables                    704           636           706          666             -             -
     Decrease (increase) in inventories                   (126)         (672)         (130)        (672)            4             -
     Increase (decrease) in accounts payable               295          (165)          (35)          11           316          (240)
     Increase in insurance reserves                      1,161           655             -            -         1,161           655
     Provision for losses on financing receivables         332           312             -            -           332           312
     All other operating activities                     (1,901)       (1,281)       (1,073)        (342)         (739)         (754)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash from operating activities                           3,607         2,443         1,508        1,308         2,679         1,586
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment (including
  equipment leased to others) - additions               (1,921)       (1,742)         (361)        (457)       (1,560)       (1,285)
Net decrease (increase) in GECS financing receivables     (246)        1,385             -            -          (246)        1,385
Payments for principal businesses purchased             (1,438)          (46)         (752)         (19)         (686)          (27)
All other investing activities                            (769)         (967)         (134)         206          (712)       (1,291)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash used for investing activities                      (4,374)       (1,370)       (1,247)        (270)       (3,204)       (1,218)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)    8,445         2,732         1,768          242         6,477         2,457
Newly issued debt (maturities more than 90 days)         5,651         4,810            86          147         5,565         4,663
Repayments and other reductions (maturities
  more than 90 days)                                   (11,625)       (8,026)         (590)        (148)      (11,035)       (7,878)
Net purchase of GE shares for treasury                    (954)         (681)         (954)        (681)            -             -
Dividends paid to share owners                            (979)         (855)         (979)        (855)         (503)         (300)
All other financing activities                            (213)          377             -            -          (213)          377
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash from (used for) financing activities                  325        (1,643)         (669)      (1,295)          291          (681)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Decrease in cash and equivalents                          (442)         (570)         (408)        (257)         (234)         (313)
Cash and equivalents at beginning of year                5,861         4,191         1,157          957         4,904         3,234
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash and equivalents at March 31                       $ 5,419       $ 3,621         $ 749        $ 700       $ 4,670       $ 2,921
                                                    ===========   ===========   ===========   ==========   ===========   ===========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between
GE and GECS have been eliminated from the "consolidated" columns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

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

     3. Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:


                                                             THREE MONTHS ENDED
                                                             ------------------
(DOLLARS IN MILLIONS)                                        3/31/98    3/31/97
                                                             -------    -------

Net earnings                                                 $ 1,891    $ 1,677
Unrealized gains (losses) on investment securities - net         322       (488)
Foreign currency translation adjustments - net                  (153)      (404)
                                                             -------    -------
Total                                                        $ 2,060    $   785
                                                             =======    =======


     4. Inventories consisted of the following:


                                                                  AT
                                                        -----------------------
(DOLLARS IN MILLIONS)                                   3/31/98        12/31/97
                                                        -------        --------

GE
Raw materials and work in process                       $ 3,082         $ 3,070
Finished goods                                            2,921           2,895
Unbilled shipments                                          246             242
Revaluation to LIFO                                      (1,082)         (1,098)
                                                        -------         -------
                                                          5,167           5,109
                                                        =======         =======
GECS
Finished goods                                              808             786
                                                        -------         -------
Total                                                   $ 5,975         $ 5,895
                                                        =======         =======



     5. Property, plant and equipment (including equipment leased to others) -- net, consisted of the following:


                                                                    AT
                                                           ---------------------
(DOLLARS IN MILLIONS)                                      3/31/98      12/31/97
                                                           -------      --------
ORIGINAL COST
- GE                                                       $27,021       $26,855
- GECS                                                      29,770        28,802
                                                           -------       -------
 Total                                                      56,791        55,657
                                                           -------       -------
ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                        15,978        15,737
- GECS                                                       8,086         7,604
                                                           -------       -------
 Total                                                      24,064        23,341
                                                           -------       -------
PROPERTY, PLANT AND EQUIPMENT -- NET
- GE                                                        11,043        11,118
- GECS                                                      21,684        21,198
                                                           -------       -------
 Total                                                     $32,727       $32,316
                                                           =======       =======

     6. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Information related to the calculation of earnings per share follows.

                                                        THREE MONTHS ENDED
                                               ---------------------------------
(DOLLAR AMOUNTS AND SHARES IN MILLIONS;            3/31/98          3/31/97
                                               ---------------   ---------------
PER-SHARE AMOUNTS IN DOLLARS)                  BASIC   DILUTED    BASIC  DILUTED
                                               -----   -------   ------  -------
CONSOLIDATED OPERATIONS
Net earnings available to common
   share owners                                $1,891   $1,891    1,677   $1,677
Dividend equivalents-- net of tax                --          3     --          3
                                               ------   ------    -----   ------
Net earnings available for per-share
   calculation                                 $1,891   $1,894   $1,677   $1,680
                                               ------   ------    -----   ------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock                       3,269    3,269    3,285    3,285
Employee compensation-related shares,
    including stock options                      --         66     --         69
                                               ------   ------   ------   ------
Total average equivalent shares                 3,269    3,335    3,285    3,354
                                               ------   ------   ------   ------
Net earnings per share                         $ 0.58   $ 0.57   $ 0.51   $ 0.50
                                               ======   ======   ======   ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


A. RESULTS OF OPERATIONS -- FIRST QUARTER OF 1998 COMPARED WITH FIRST QUARTER OF 1997

     General Electric Company's earnings per share increased 14% to $.57, up from last year's $.50, and earnings increased 13% to $1.891 billion. Both earnings per share and earnings were records for the quarter. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a five-year, $17 billion share repurchase program initiated in December 1994.


     Revenues for the first quarter of 1998, including acquisitions, rose to a record $22.6 billion, 12% higher than last year's quarter, driven primarily by increased global activities and higher sales of spare parts and services by GE's equipment businesses. Seven of GE's twelve businesses reported higher revenues for the first quarter, with four, led by GE Capital Services, Aircraft Engines and Transportation Systems, achieving double-digit increases.


     GE's sales of goods and services were $11.4 billion for the first three months of 1998, an increase of 8% from 1997. Volume increased by 11%, reflecting broad growth across most businesses. Overall, selling prices were down slightly, with most businesses experiencing selling price decreases. There also was a minor negative effect on selling prices arising from the effects of currency exchange rate changes on the translation of sales denominated in other than U.S. dollars.

     GE's first-quarter operating margin increased to 15.1% of sales, up from last year's 14.3%, and was a record for the quarter. The first-quarter increase demonstrates the increasing benefits from GE's product services and Six Sigma quality initiatives.

     Ten of GE's twelve businesses reported higher operating profit for the first quarter, with eight, led by GE Capital Services, Aircraft Engines and Medical Systems, achieving double-digit increases.

     GE Capital Services' first-quarter earnings rose to $881 million, 17% higher than last year's $754 million. The record results reflected the globalization and diversity of GE Capital's 28 businesses and were led by strong double-digit increases in its specialty insurance, equipment management and mid-market financing activities.


     Cash generated from GE's operating activities was $1.5 billion in the first quarter, up 15% from 1997 due to improvements in earnings and working capital management. As part of the $17 billion share repurchase program, GE purchased $873 million of its stock during the first quarter to reach $10.8 billion -- 255 million shares -- purchased since December 1994.


SEGMENT ANALYSIS

     The comments that follow compare revenues and operating profit by industry segment for the first quarters of 1998 and 1997.


     o AIRCRAFT ENGINES reported sharply higher revenues and operating profit compared with the first quarter of 1997. The revenue and operating profit increases both resulted from strong volume growth in product services, including the contribution from the acquisition of Greenwich Air Services/UNC, and in commercial engines.


     o APPLIANCES revenues were much lower than the previous year's first quarter, largely as a result of the first-quarter deconsolidation of a European distribution affiliate. Operating profit was slightly higher reflecting effects of productivity which more than offset lower selling prices.

     o BROADCASTING revenues were considerably higher compared with last year's first quarter, primarily as a result of NBC's broadcast of the January 1998 Superbowl. Operating profit was also much higher as Superbowl coverage and improved prime time pricing more than offset higher license fees for certain prime-time programs that were renewed.


     o GE CAPITAL SERVICES net earnings increased by 17% to $881 million, reflecting strong double-digit increases in specialty insurance, equipment management and mid-market financing activities. The growth in earnings from specialty insurance activities primarily reflected higher investment income, the result of continued growth in the investment portfolios and higher gains on investment securities, as well as improved earnings in the mortgage insurance business, the result of improved market conditions. Earnings of the lending, leasing and equipment management businesses reflected increases from a higher average level of invested assets, partially offset by decreased earnings from consumer services activities attributable to increased losses and lower volumes for U.S. private-label credit cards and increased automobile residual losses. Financing spreads decreased slightly, reflecting both lower yields and higher borrowing rates.

     o INDUSTRIAL PRODUCTS AND SYSTEMS reported a good increase in operating profit on somewhat higher revenues. The revenue increase resulted from volume increases across all businesses in the segment, particularly at Transportation, partially offset by lower selling prices. The improvement in operating profit was attributable to productivity throughout the segment, particularly at Electrical Distribution and Control and Industrial Control Systems.


     o MATERIALS revenues were slightly higher than a year ago, as volume increases were partially offset by lower selling prices and adverse currency exchange rates. Operating profit was considerably higher than last year, primarily as a result of productivity and higher volume.


     o POWER GENERATION operating profit increased somewhat on revenues that were somewhat lower compared with last year's first quarter. The decline in revenues was primarily attributable to completion in 1997 of certain large contracts at Nuovo Pignone and lower volume in gas turbines. The increase in operating profit was primarily the result of productivity and strong growth in product services which more than offset the effects of lower selling prices.

     o TECHNICAL PRODUCTS & SERVICES revenues were about the same as the first quarter of 1997, as volume increases were largely offset by lower selling prices. Operating profit was sharply higher, primarily as a result of strong productivity across the segment and the absence of a current year counterpart to a 1997 provision for patent litigation at Medical Systems.

     o ALL OTHER revenues and operating profit, principally related to the licensing of GE technology to others, were considerably lower.


B. FINANCIAL CONDITION

     With respect to the Condensed Statement of Financial Position, consolidated assets were $309.8 billion at March 31, 1998, compared with $304.0 billion at December 31, 1997.


     GE assets were $69.0 billion at March 31, 1998, an increase of $1.6 billion from December 31, 1997. The increase was primarily attributable to increases in other assets, reflecting the acquisition of Stewart and Stevenson's gas turbine unit which was not consolidated in the first quarter, as well as numerous small changes. The increase in other assets was partially offset by a decrease in receivables resulting from improved asset management.


     GECS assets increased by $4.8 billion from the end of 1997. Investment securities increased $1.3 billion, principally as a result of core growth in the insurance businesses and increases in fair value. GECS other assets increased $2.5 billion, primarily reflecting higher investments in and advances to non-consolidated affiliates, increases in assets acquired for resale, primarily residential mortgages, and increased "separate accounts," which are investments controlled by policy holders. Property, plant and equipment, which consists primarily of equipment leased to others on operating leases, increased $0.5 billion principally as a result of acquisitions in the trailer leasing business and new aircraft volume. GE Capital Corporation's financing receivables, which, net of allowance for losses, aggregated $103.4 billion at the end of the first quarter, decreased $0.4 billion from the year-end 1997 level of $103.8 billion. The decrease resulted principally from the combination of normal seasonal declines in credit card receivables partially offset by acquisitions and new volume. Management believes that GE Capital's allowance for losses of $2.8 billion (2.63% of the receivables balance at March 31, 1998 -- the same as year end 1997) is appropriate given the strength and diversity of the portfolio and current economic circumstances.

     Consolidated liabilities of $271.2 billion at March 31, 1998, were $5.3 billion higher than the year-end 1997 balance of $265.9 billion. GE liabilities increased by $1.3 billion; GECS' liabilities increased by $3.9 billion.


     GE borrowings were $5.6 billion ($4.8 billion short-term and $0.8 billion long-term) at March 31, 1998, an increase of $1.3 billion from December 31, 1997. GE's ratio of debt to total capital at the end of March 1998 was 13.7% compared with 11.1% at the end of last year and 12.3% at March 31, 1997. Other changes in GE's liabilities comprised numerous, relatively small items.

     GECS liabilities increased by $3.9 billion, principally reflecting increased financing needs resulting from the asset growth described previously. Short-term borrowings increased $4.7 billion from year-end 1997, while long-term borrowings decreased by $2.9 billion. Insurance liabilities increased $1.4 billion from year-end 1997 reflecting primarily additions to reserves related to core growth and increases in separate accounts.


     With respect to cash flows, consolidated cash and equivalents were $5.4 billion at March 31, 1998, a decrease of about $0.4 billion during the quarter. Cash and equivalents were $3.6 billion at March 31, 1997, a decrease of about $0.6 billion during last year's first quarter.


     GE cash and equivalents decreased $0.4 billion from year-end 1997 to $0.7 billion at March 31, 1998. During the first quarter of 1998, operating cash flows increased to $1.5 billion, an increase of 15% over the first quarter of 1997. Cash used for investing activities ($1.2 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.7 billion) included $1.0 billion for dividends paid to share owners, representing a 15% increase in the per-share dividend rate compared with first quarter of last year, and $0.9 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchase were partially offset by $1.3 billion provided from higher borrowings.

     GE cash and equivalents decreased $0.3 billion to $0.7 billion at March 31, 1997, compared with $1.0 billion at year end 1996. During the first quarter of 1997, operating cash flows increased to $1.3 billion, compared with $1.2 billion in the first quarter of 1996. Cash used for investing activities ($0.3 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.3 billion) included $0.9 billion for dividends paid to share owners, representing a 13% increase in the per-share dividend rate compared with first quarter of last year, and $0.8 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchase were partially offset by $0.2 billion provided from higher borrowings.


     GECS cash and equivalents decreased $0.2 billion during the first quarter of 1998, when $2.7 billion of cash was provided from operating activities. The principal use of GECS cash during the period was for investing activities ($3.2 billion), a majority of which was attributable to additions to equipment that is provided to third parties on operating leases ($1.6 billion), payments for principal businesses purchased ($0.7 billion) and increases in "all other investing activities" ($0.7 billion), principally related to investment securities.


     GECS cash and equivalents decreased $0.3 billion during the first quarter of 1997, when $1.6 billion of cash was provided from operating activities. The principal use of GECS cash during the period was for investing activities ($1.2 billion), which was more than accounted for by additions to equipment that is provided to third parties on operating leases ($1.3 billion) and increases in "all other investing activities" ($1.3 billion), principally related to investment securities, partially offset by lower financing receivables ($1.4 billion).


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The directors, other than Messrs. Cash, Murphy and Nunn, were defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative and class action (the Cohen action) in New York State Supreme Court, New York County, on September 18, 1996. The suit was based upon the Company's solicitation, in the 1996 proxy statement, of share owner approval of the 1996 Non-Employee Director Stock Option Plan. Under the Plan, which the share owners approved, 6,000 stock options will be granted annually to each of the Company's non-employee directors through 2003. Each annual grant entitles the director, for a period of 10 years from the date of the grant, to purchase 6,000 shares of GE stock from the Company at the market price of GE stock on the date of grant. The suit claimed that the options would have an estimated value to the directors on the annual date of grant which should have been disclosed. The suit also claimed that the directors breached their fiduciary duties because the 1996 proxy statement did not state that the options would have such an alleged, estimated value to the directors when granted. The suit sought compensatory damages and invalidation of the Plan and all options granted under the Plan. The Company believes that the options have no value to the directors on the date of grant, that the options will have no value to the directors unless the GE stock price increases above the grant price, and that the 1996 proxy statement contained full and adequate disclosure because, among other things, any reasonable share owner would understand that the value of the options to the non-employee directors would only occur when and if the stock price rises above the grant price. On May 14, 1997, the court granted the Company's motion to dismiss the suit for failure to state a cause of action, and on January 27, 1998, a four-judge panel of the New York Supreme Court, Appellate Division, First Department, unanimously affirmed the dismissal of the suit. On April 16, 1998, the same four-judge panel denied plaintiff's motion for reargument of, or leave to appeal from, its January 27, 1998 order, and on May 7, 1998, plaintiff filed a motion with the New York Court of Appeals for leave to appeal the January 27, 1998 order.

ENVIRONMENTAL

     As previously reported, in April 1997, the United States Environmental Protection Agency informed the Company that it was considering issuing a complaint against the Company seeking $241,000 in penalties and alleging violations of the Emergency Planning and Community Right-to-Know Act for failure to report chemical use and releases from the Company's Waterford, New York facility. The Complaint was issued in April 1997 seeking $226,000 in penalties. The matter was settled in February, 1998 for a $92,000 penalty and $113,000 worth of donations to local emergency response organizations.

ITEM 2. CHANGES IN SECURITIES

     On February 27, 1998, GE issued to former shareholders of First Factors Corporation ("FFC"), or their agent, 1,899,858 shares of GE common stock held in GE's treasury. The issuance was in connection with the acquisition on that date of all of the outstanding stock of FFC, a private corporation, by FFC Acquisition Corporation, a wholly owned subsidiary of GE. The transaction was a private transaction exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        Exhibit 11. Computation of Per Share Earnings*
        Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
        Exhibit 27. Financial Data Schedule

        * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 6 to the condensed consolidated financial statements in this report.

     b. Reports on Form 8-K during the quarter ended March 31, 1998.

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          General Electric Company
                                                 (Registrant)





May 12, 1998                          Philip D. Ameen
------------                          ----------------------------------------
   Date                               Vice President and Comptroller
                                      Duly Authorized Officer and Principal
                                      Accounting Officer