Form 10-Q
period 1998-06-30
GENERAL ELECTRIC CO
filed 1998-07-31
CIK 40545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (Mark One)

                  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

                  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission file number 1-35


                            GENERAL ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

            NEW YORK                                     14-0689340
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

   3135 EASTON TURNPIKE, FAIRFIELD, CT                               06431-0001
(Address of principal executive offices)                             (Zip Code)

       (Registrant's telephone number, including area code) (203) 373-2211


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         There were 3,253,684,802 shares with a par value of $0.16 per share outstanding at June 30, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)



                                                                       SECOND QUARTER ENDED JUNE 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                       1998          1997          1998         1997          1998          1997
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Sales of goods                                        $ 11,022      $ 10,318       $ 9,129      $ 9,258       $ 1,893       $ 1,061
Sales of services                                        4,043         3,323         4,088        3,362             -             -
Earnings of GECS                                             -             -           933          798             -             -
GECS revenues from services                              9,863         8,219             -            -         9,908         8,256
Other income                                               142           137           153          136             -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total revenues                                       25,070        21,997        14,303       13,554        11,801         9,317
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cost of goods sold                                       7,919         7,488         6,191        6,559         1,728           930
Cost of services sold                                    2,765         2,136         2,810        2,175             -             -
Interest and other financial charges                     2,366         2,021           204          165         2,187         1,862
Insurance losses and policyholder and annuity benefits   2,400         2,012             -            -         2,400         2,012
Provision for losses on financing receivables              409           337             -            -           409           337
Other costs and expenses                                 5,616         4,720         1,822        1,733         3,825         3,017
Minority interest in net earnings of
   consolidated affiliates                                  61            52            28           31            33            21
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total costs and expenses                             21,536        18,766        11,055       10,663        10,582         8,179
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Earnings before income taxes                             3,534         3,231         3,248        2,891         1,219         1,138
Provision for income taxes                              (1,084)       (1,069)         (798)        (729)         (286)         (340)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Net earnings                                        $ 2,450       $ 2,162       $ 2,450      $ 2,162         $ 933         $ 798
                                                    ===========   ===========   ===========   ==========   ===========   ===========
Net earnings per share
   Basic                                                $ 0.75        $ 0.66
   Diluted                                              $ 0.74        $ 0.65

Dividends declared per share                            $ 0.30        $ 0.26


See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)

                                                                         SIX MONTHS ENDED JUNE 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                          1998          1997          1998         1997          1998          1997
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Sales of goods                                        $ 20,638      $ 18,938      $ 17,120     $ 16,963       $ 3,519       $ 1,977
Sales of services                                        7,402         6,108         7,505        6,179             -             -
Earnings of GECS                                             -             -         1,814        1,552             -             -
GECS revenues from services                             19,347        16,812             -            -        19,433        16,884
Other income                                               309           296           328          294             -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total revenues                                       47,696        42,154        26,767       24,988        22,952        18,861
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cost of goods sold                                      14,982        13,830        11,773       12,094         3,210         1,738
Cost of services sold                                    5,167         4,121         5,270        4,192             -             -
Interest and other financial charges                     4,578         3,952           411          323         4,212         3,645
Insurance losses and policyholder and annuity benefits   4,613         4,256             -            -         4,613         4,256
Provision for losses on financing receivables              741           649             -            -           741           649
Other costs and expenses                                11,049         9,449         3,470        3,200         7,639         6,303
Minority interest in net earnings of consolidated
    affiliates                                             117           107            51           56            66            51
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Total costs and expenses                             41,247        36,364        20,975       19,865        20,481        16,642
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Earnings before income taxes                             6,449         5,790         5,792        5,123         2,471         2,219
Provision for income taxes                              (2,108)       (1,951)       (1,451)      (1,284)         (657)         (667)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
   Net earnings                                        $ 4,341       $ 3,839       $ 4,341      $ 3,839       $ 1,814       $ 1,552
                                                    ===========   ===========   ===========   ==========   ===========   ===========
Net earnings per share
   Basic                                                $ 1.33        $ 1.17
   Diluted                                              $ 1.31        $ 1.15

Dividends declared per share                            $ 0.60        $ 0.52


See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS IN MILLIONS)

                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                       6/30/98      12/31/97       6/30/98     12/31/97       6/30/98      12/31/97
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash and equivalents                                   $ 3,862       $ 5,861         $ 839      $ 1,157       $ 3,023       $ 4,904
Investment securities                                   74,094        70,621           236          265        73,858        70,356
Current receivables                                      8,400         8,924         8,503        9,054             -             -
Inventories                                              5,564         5,895         4,800        5,109           764           786
GECS financing receivables - net                       106,734       103,799             -            -       106,734       103,799
Other GECS receivables                                  20,451        17,655             -            -        21,244        18,332
Property, plant and equipment (including equipment
   leased to others) - net                              33,308        32,316        10,930       11,118        22,378        21,198
Investment in GECS                                           -             -        18,714       17,239             -             -
Intangible assets                                       19,939        19,121         8,843        8,755        11,096        10,366
Other assets                                            46,530        39,820        16,891       14,729        30,107        25,667
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total assets                                         $ 318,882     $ 304,012      $ 69,756     $ 67,426     $ 269,204     $ 255,408
                                                    ===========   ===========   ===========   ==========   ===========   ===========

Short-term borrowings                                $ 106,322      $ 98,075       $ 5,162      $ 3,629     $ 101,786      $ 95,274
Accounts payable                                        10,865        10,407         4,414        4,779         7,399         6,490
Other GE current liabilities                            12,317        12,186        12,211       12,058             -             -
Long-term borrowings                                    48,764        46,603           631          729        48,125        45,989
Insurance liabilities, reserves and annuity benefits    69,849        67,270             -            -        69,849        67,270
All other liabilities                                   22,000        22,700        11,356       11,539        10,548        11,067
Deferred income taxes                                    9,220         8,651          (191)        (315)        9,411         8,966
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total liabilities                                      279,337       265,892        33,583       32,419       247,118       235,056
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Minority interest in equity of consolidated
   affiliates                                            3,960         3,682           588          569         3,372         3,113
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Unrealized gains on investment securities                2,590         2,138         2,590        2,138         2,559         2,135
Foreign currency translation adjustments                (1,010)         (798)       (1,010)        (798)         (222)         (185)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Accumulated non-owner changes in equity                  1,580         1,340         1,580        1,340         2,337         1,950
Common stock (3,714,026,000 shares issued)                 594           594           594          594             1             1
Other capital                                            5,222         4,434         5,222        4,434         2,490         2,337
Retained earnings                                       45,726        43,338        45,726       43,338        13,886        12,951
Less common stock held in treasury                     (17,537)      (15,268)      (17,537)     (15,268)            -             -
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total share owners' equity                              35,585        34,438        35,585       34,438        18,714        17,239
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Total liabilities and equity                         $ 318,882     $ 304,012      $ 69,756     $ 67,426     $ 269,204     $ 255,408
                                                    ===========   ===========   ===========   ==========   ===========   ===========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." June data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.



CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS IN MILLIONS)
                                                                         SIX MONTHS ENDED JUNE 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                    GE                         GECS
                                                    -------------------------   ------------------------   -------------------------
                                                          1998          1997          1998         1997          1998          1997
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $ 4,341       $ 3,839       $ 4,341      $ 3,839       $ 1,814       $ 1,552
Adjustments to reconcile net earnings to cash
  provided from (used for) operating activities
     Depreciation and amortization                       2,083         1,931           823          794         1,260         1,137
     Earnings retained by GECS                               -             -          (935)        (932)            -             -
     Deferred income taxes                                 383           418           234          204           149           214
     Decrease in GE current receivables                    347           272           374          310             -             -
     Decrease (increase) in inventories                    298          (813)          237         (813)           61             -
     Increase (decrease) in accounts payable              (424)          116          (190)          85          (148)          (19)
     Increase in insurance reserves                      1,594         1,596             -            -         1,594         1,596
     Provision for losses on financing receivables         741           649             -            -           741           649
     All other operating activities                     (2,039)         (552)       (1,340)          (2)         (582)         (373)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash from operating activities                           7,324         7,456         3,544        3,485         4,889         4,756
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment (including
  equipment leased to others) - additions               (4,731)       (3,807)         (780)        (878)       (3,951)       (2,929)
Net decrease (increase) in GECS financing receivables   (3,742)          489             -            -        (3,742)          489
Payments for principal businesses purchased             (1,982)         (684)         (989)        (103)         (993)         (581)
All other investing activities                          (2,812)       (2,393)          150          134        (3,067)       (2,659)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash used for investing activities                     (13,267)       (6,395)       (1,619)        (847)      (11,753)       (5,680)
                                                    -----------   -----------   -----------   ----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)    7,773         7,468         2,154        1,232         5,294         6,203
Newly issued debt (maturities more than 90 days)        18,070         9,378           282          243        17,788         9,135
Repayments and other reductions (maturities
  more than 90 days)                                   (17,993)      (14,914)         (994)        (779)      (16,999)      (14,135)
Net purchase of GE shares for treasury                  (1,728)       (1,786)       (1,728)      (1,786)            -             -
Dividends paid to share owners                          (1,957)       (1,710)       (1,957)      (1,710)         (879)         (620)
All other financing activities                            (221)          118             -            -          (221)          118
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash from (used for) financing activities                3,944        (1,446)       (2,243)      (2,800)        4,983           701
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Decrease in cash and equivalents                        (1,999)         (385)         (318)        (162)       (1,881)         (223)
Cash and equivalents at beginning of year                5,861         4,191         1,157          957         4,904         3,234
                                                    -----------   -----------   -----------   ----------   -----------   -----------
Cash and equivalents at June 30                        $ 3,862       $ 3,806         $ 839        $ 795       $ 3,023       $ 3,011
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

         3. Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:

                                                             THREE MONTHS ENDED
                                                             ------------------

(DOLLARS IN MILLIONS)                                        6/30/98    6/30/97
                                                             -------    -------

Net earnings                                                 $ 2,450    $ 2,162
Unrealized gains on investment securities - net                  130        847
Foreign currency translation adjustments - net                   (59)        16
                                                             -------    -------
Total                                                        $ 2,521    $ 3,025
                                                             =======    =======

                                                              SIX MONTHS ENDED
                                                             ------------------
                                                             6/30/98    6/30/97
                                                             -------    -------

Net earnings                                                 $ 4,341    $ 3,839
Unrealized gains on investment securities - net                  452        359
Foreign currency translation adjustments - net                  (212)      (388)
                                                             -------    -------
Total                                                        $ 4,581    $ 3,810
                                                             =======    =======

         4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. GE will not adopt the Statement until required to do so on January 1, 2000.


         5. GE's inventories consisted of the following:

                                                                   AT
                                                        ------------------------
(DOLLARS IN MILLIONS)                                   6/30/98        12/31/97
                                                        -------        --------
GE
Raw materials and work in process                       $ 2,988         $ 3,070
Finished goods                                            2,690           2,895
Unbilled shipments                                          197             242
Revaluation to LIFO                                      (1,075)         (1,098)
                                                        -------         -------
                                                          4,800           5,109
                                                        -------         -------
GECS
Finished goods                                              764             786
                                                        -------         -------
Total                                                   $ 5,564         $ 5,895
                                                        =======         =======

         6. Property, plant and equipment (including equipment leased to others) consisted of the following:

                                                                   AT
                                                           ---------------------
(DOLLARS IN MILLIONS)                                      6/30/98      12/31/97
                                                           -------      --------

ORIGINAL COST
- GE                                                       $27,101       $26,855
- GECS                                                      30,360        28,802
                                                           -------       -------
   Total                                                    57,461        55,657
                                                           -------       -------

ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                        16,171        15,737
- GECS                                                       7,982         7,604
                                                           -------       -------
   Total                                                    24,153        23,341
                                                           -------       -------

PROPERTY, PLANT AND EQUIPMENT -- NET
- GE                                                        10,930        11,118
- GECS                                                      22,378        21,198
                                                           -------       -------
   Total                                                   $33,308       $32,316
                                                           =======       =======

            7. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Information related to the calculation of earnings per share follows.



                                                                  THREE MONTHS ENDED
                                                        ----------------------------------
(DOLLAR AMOUNTS AND SHARES IN MILLIONS;                      6/30/98           6/30/97
                                                        ----------------   ---------------
PER-SHARE AMOUNTS IN DOLLARS)                             BASIC  DILUTED   BASIC   DILUTED
                                                        -------  -------   -----   -------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners            $2,450   $2,450   $2,162   $2,162
Dividend equivalents-- net of tax                          --          6     --          2
                                                         ------   ------   ------   ------
Net earnings available for per-share calculation         $2,450   $2,456   $2,162   $2,164
                                                         ------   ------   ------   ------

AVERAGE EQUIVALENT SHARES
Shares of GE common stock                                 3,270    3,270    3,274    3,274
Employee compensation-related shares,
    including stock options                                --         59     --         69
                                                         ------   ------   ------   ------
Total average equivalent shares                           3,270    3,329    3,274    3,343
                                                         ------   ------   ------   ------
Net earnings per share                                   $ 0.75   $ 0.74   $ 0.66   $ 0.65
                                                         ======   ======   ======   ======

                                                                 SIX MONTHS ENDED
                                                        ----------------------------------
                                                            6/30/98            6/30/97
                                                        ----------------   ---------------
                                                          BASIC  DILUTED   BASIC   DILUTED
                                                        -------  -------   -----   -------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners            $4,341   $4,341   $3,839   $3,839
Dividend equivalents-- net of tax                          --          9     --          5
                                                         ------   ------   ------   ------
Net earnings available for per-share calculation         $4,341   $4,350   $3,839   $3,844
                                                         ------   ------   ------   ------

AVERAGE EQUIVALENT SHARES
Shares of GE common stock                                 3,268    3,268    3,279    3,279
Employee compensation-related shares,
    including stock options                                --         64     --         69
                                                         ------   ------   ------   ------
Total average equivalent shares                           3,268    3,332    3,279    3,348
                                                         ------   ------   ------   ------
Net earnings per share                                   $ 1.33   $ 1.31   $ 1.17   $ 1.15
                                                         ======   ======   ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- SECOND QUARTER OF 1998 COMPARED WITH SECOND QUARTER OF 1997

         General Electric Company's earnings for the second quarter of 1998 were $2.450 billion, the highest for any quarter in the Company's history, an increase of 13% over the same period in 1997. Earnings per share increased 14% to $0.74, up from last year's $0.65. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a five-year, $17 billion share repurchase program initiated in December 1994.

         Revenues, including acquisitions, rose to a record $25.1 billion, 14% higher than last year, reflecting growth from globalization and product services initiatives.

         GE's second-quarter operating margin was 18.1% of sales, up from last year's 17.1%, and was a record for any quarter in the Company's history. The second-quarter margin growth reflects the increasing benefits from GE's focus on product services and Six Sigma quality initiatives.

         Eight of GE's twelve businesses reported higher operating profit for the second-quarter, with six -- led by GE Capital Services, Aircraft Engines and NBC -- achieving double-digit increases.

         GE Capital Services' earnings for the second quarter were $933 million, 17% more than last year's $798 million, reflecting the globalization and diversity of GE Capital's 28 businesses. Twenty-two of twenty-eight businesses grew earnings at double-digit rates, led by Specialized Financing and Specialty Insurance activities.

         Cash generated from GE's operating activities during the first half was a strong $3.5 billion. As part of the five-year, $17 billion share repurchase program, GE purchased $923 million of its stock during the second quarter to reach $11.7 billion - 266 million shares - purchased since December 1994.


SEGMENT ANALYSIS:

         The comments that follow compare revenues and operating profit by industry segment for the second quarters of 1998 and 1997.

          o AIRCRAFT ENGINES revenues and operating profit increased sharply over last year's second quarter. The revenue and operating profit increases both resulted from strong growth in product services, including the contribution from the acquisition of Greenwich Air Services/UNC, as well as good volume growth in commercial engines.

         o APPLIANCES reported much lower revenues in the second quarter compared with a year ago, largely as a result of the first-quarter 1998 deconsolidation of a European distribution affiliate. Operating profit was slightly lower as lower selling prices more than offset beneficial effects of productivity and lower material costs.

         o BROADCASTING operating profit was considerably higher on a good increase in revenues over last year's second quarter. The revenue increase was primarily attributable to improved pricing and growth in owned-and-operated stations, including acquisitions. The improvement in operating profit was attributable to improved pricing at both network and owned-and-operated stations, as well as double-digit growth in NBC's cable programming services, the combination of which more than offset higher license fees for certain prime-time programs that were renewed.

         o GE CAPITAL SERVICES net earnings for the second quarter were $933 million, 17% more than last year's $798 million, reflecting the globalization and diversity of its 28 businesses. Twenty-two of twenty-eight businesses grew earnings at double-digit rates, led by Specialized Financing and Specialty Insurance activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was primarily attributable to a higher average level of invested assets as well as the effects of a lower effective tax rate. The growth in earnings from specialty insurance activities primarily reflected growth in origination volume and higher investment income, the result of continued growth in the investment portfolios and higher gains on investment securities, as well as improved earnings in the mortgage insurance business, the result of strengthened market conditions.

         o INDUSTRIAL PRODUCTS AND SYSTEMS reported revenues and operating profit that were about the same as last year's second quarter. The operating profit performance reflected productivity, lower material costs and higher volume, which were largely offset by lower selling prices.

         o MATERIALS second quarter operating profit was slightly higher on revenues that were about the same as a year ago. The operating profit increase primarily resulted from lower material costs and productivity which more than offset the effects of lower selling prices.

         o POWER GENERATION revenues increased slightly compared with the second quarter of 1997, primarily as a result of higher volume and growth in product services, which were partially offset by lower selling prices. Operating profit was also slightly higher, reflecting productivity and growth in product services, which more than offset the effects of lower selling prices.

         o TECHNICAL PRODUCTS & SERVICES revenues were somewhat higher than in the second quarter of 1997, reflecting higher volume across the segment which more than offset lower selling prices. Operating profit was substantially higher, primarily as a result of productivity across the segment and the absence of a current year counterpart to a 1997 provision for patent litigation at Medical Systems.

         o ALL OTHER operating profit decreased considerably on revenues that were substantially lower than the second quarter of 1997, as a result of lower levels of licensing income.


B. RESULTS OF OPERATIONS -- FIRST HALF OF 1998 COMPARED WITH FIRST HALF OF 1997

         Earnings for the six months ended June 30, 1998, were $4.341 billion, up 13% from $3.839 billion in 1997's first half. Earnings per share increased 14% to $1.31 from $1.15. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a five-year, $17 billion share repurchase program initiated in December 1994.

         Consolidated revenues for the first six months of 1998 aggregated $47.7 billion, up 13% from the comparable $42.2 billion in 1997's first half. GE's sales of goods and services were 6% higher, with improvements led by Aircraft Engines, NBC and Transportation.

         Eight of GE's twelve businesses reported higher operating profit for the first half, with six -- led by GE Capital Services, Aircraft Engines and Medical Systems -- achieving double-digit increases.

         Operating margin in the first half of 1998 was 16.7% of sales, compared with last year's 15.8%. The improvement in operating margin was led by Aircraft Engines, NBC and Plastics.


SEGMENT ANALYSIS:

          The following comments compare revenues and operating profit by industry segment for the first half of 1998 with the same period of 1997.

          o AIRCRAFT ENGINES revenues and operating profit increased sharply over last year's first half. The revenue and operating profit increases both resulted from strong growth in product services, including the contribution from the acquisition of Greenwich Air Services/UNC, as well as good volume growth in commercial engines.

          o APPLIANCES had much lower revenues in the first half, largely as a result of the first-quarter 1998 deconsolidation of a European distribution affiliate. Operating profit was about even with the first half of 1997 as lower selling prices offset productivity.

          o BROADCASTING reported a good increase in revenues over last year's first half, reflecting primarily pricing and NBC's broadcast of the January 1998 Superbowl. Operating profit was well ahead of last year's first half, reflecting stronger prime-time pricing and growth in NBC's cable programming services, which more than offset higher license fees for certain prime-time programs that were renewed.

          o GE CAPITAL SERVICES net earnings increased by 17% to $1,814 million, led by double digit increases in Specialized Financing, Specialty Insurance and Mid-Market Financing activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was primarily attributable to a higher average level of invested assets as well as the effects of a lower effective tax rate. The growth in earnings from specialty insurance activities primarily reflected growth in origination volume and higher investment income, the result of continued growth in the investment portfolios and higher gains on investment securities, as well as improved earnings in the mortgage insurance business, the result of strengthened market conditions.

          o INDUSTRIAL PRODUCTS AND SYSTEMS reported somewhat higher operating profit on revenues that were slightly higher than last year's first half. The increase in revenues reflected higher volume across all businesses in the segment, particularly at Transportation Systems, partially offset by generally lower prices. The improvement in operating profit was attributable to productivity which more than offset the effects of lower selling prices.

          o MATERIALS operating profit was somewhat higher on revenues that were about the same as the first six months of 1997. The improvement in operating profit reflected productivity, lower material costs and higher volume which more than offset the effects of lower selling prices.

          o POWER GENERATION reported slightly higher operating profit on revenues that were about the same as last year's first half. The increase in operating profit was primarily attributable to strong productivity which was partially offset by the effects of lower selling prices.

          o TECHNICAL PRODUCTS & SERVICES revenues were slightly higher than in the first half of 1997, reflecting volume growth in both Medical Systems and Information Services, partially offset by the effects of lower selling prices. Operating profit was sharply higher, primarily as a result of strong productivity across the segment and the absence of a current year counterpart to a 1997 provision for patent litigation at Medical Systems.

          o ALL OTHER operating profit decreased considerably on much lower revenues than the first half of 1997, as a result of lower levels of licensing income.


C. FINANCIAL CONDITION

         With respect to the Condensed Statement of Financial Position, consolidated assets of $318.9 billion at June 30, 1998, were $14.9 billion higher than at December 31, 1997.

         GE assets were $69.8 billion at June 30, 1998, an increase of $2.3 billion from December 31, 1997. The increase was primarily attributable to greater investment in GECS ($1.5 billion), and increases in all other assets ($2.2 billion), reflecting primarily acquisitions which were not yet consolidated, and an increase in the prepaid pension asset. These increases were partially offset by reductions in current receivables ($0.6 billion) and inventories ($0.3 billion), reflecting improved asset utilization.

         GECS assets increased by $13.8 billion from the end of 1997. Other assets increased $4.4 billion, principally as a result of increases in advances to and investments in non-consolidated affiliates, growth in investor-directed fund accounts ("separate accounts"), and real estate acquired. GECS investment securities increased by $3.5 billion, reflecting the addition of securities held by insurance companies acquired and new investments by various GECS businesses, as well as increases in fair value of investment securities during the period. GE Capital financing receivables at June 30, 1998, which aggregated $106.7 billion, net of the allowance for doubtful accounts, were $2.9 billion higher than at year-end 1997, principally as a result of acquisition-related growth. Management believes that GE Capital's allowance for doubtful accounts of $2.9 billion (2.63% of the receivables balance at June 30, 1998 -- the same as year-end 1997) are appropriate given the strength and diversity of the portfolio and current economic circumstances. Other receivables increased $2.9 billion, reflecting principally the effect of acquisitions as well core growth in insurance-related receivables. Property, plant and equipment, principally equipment leased to others, increased by $1.2 billion primarily as a result of acquisition-related volume and new aircraft volume.

         Consolidated liabilities of $279.3 billion at June 30, 1998, were $13.4 billion higher than the year-end 1997 balance of $265.9 billion. GE liabilities were up $1.2 billion; GECS liabilities increased $12.1 billion.

        GE total borrowings were $5.8 billion ($5.2 billion short-term and $0.6 billion long-term) at June 30, 1998, an increase of $1.4 billion from December 31, 1997. GE's ratio of debt to total capital at the end of June 1998 was 13.8% compared with 11.1% at the end of last year and 13.0% at June 30, 1997.

         GECS liabilities increased to $247.1 billion, compared with $235.1 billion at the end of 1997. The increase was principally attributable higher borrowings ($8.6 billion) and an increase of $2.6 billion in insurance liabilities, reserves and annuity benefits, reflecting primarily additions to reserves related to core growth and increases in separate accounts. Short-term borrowings increased by $6.5 billion to $101.8 billion and long-term borrowings increased by $2.1 billion to $48.1 billion.

         With respect to cash flows, consolidated cash and equivalents were $3.9 billion at June 30, 1998, a decrease of $2.0 billion during the first half. Cash and equivalents were $3.8 billion at June 30, 1997, a decrease of $0.4 billion during last year's first half.

          GE's cash and equivalents decreased $0.3 billion during the first half of 1998 to $0.8 billion at June 30, 1998. Cash provided from operating activities was $3.5 billion during the first six months of 1998, about the same as in the first half of 1997. Cash used for investing activities ($1.6 billion) principally represented acquisitions and investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies. Cash used for financing activities ($2.2 billion) included $1.7 billion for repurchases of the Company's common stock under the share repurchase program and $2.0 billion for dividends paid to share owners, a 15% increase in the per-share dividend rate compared with the first half of last year. The effects of dividends and share repurchases on cash used for financing activities were partially offset by cash provided from higher net borrowings ($1.4 billion).

         GE's cash and equivalents were $0.8 billion at June 30, 1997, compared with $1.0 billion at December 31, 1996. During the first six months of 1997, cash provided from operating activities was $3.5 billion, equaling the previous year's record level. The first half performance reflected continued improvements in earnings, partially offset by lower cash flows from working capital, which were more than attributable to the absence of current year counterparts to certain 1996 receipts, primarily substantial progress collections related to power generation contracts and collection of a large sundry receivable. Cash used for investing activities ($0.8 billion) represented principally investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.8 billion) included $1.7 billion for repurchases of the Company's common stock under the share repurchase program and $1.7 billion for dividends paid to share owners, a 13% increase in the per-share dividend rate compared with the first half of 1996. The effects of dividends and share repurchases on cash used for financing activities were partially offset by cash provided from higher net borrowings ($0.7 billion).

         GECS cash and equivalents decreased $1.9 billion during the first half of 1998. Cash was used primarily to fund additions to property, plant and equipment ($4.0 billion), principally equipment that is provided to third parties on operating leases; to fund additions to financing receivables ($3.7 billion); to purchase investment securities ($2.7 billion); and to fund acquisitions of businesses ($1.0 billion). Cash provided from operating activities totaled $4.9 billion. Cash provided from financing activities resulted primarily from increased net borrowings ($6.1 billion) during the first six months of 1998.

         GECS cash and equivalents decreased $0.2 billion during the first half of 1997. Cash was used primarily to fund additions to property, plant and equipment ($2.9 billion), principally equipment that is provided to third parties on operating leases, and for acquisitions of businesses ($0.6 billion). Cash provided from operating activities totaled $4.8 billion. Cash provided from financing activities resulted primarily from increased net borrowings ($1.2 billion) during the first six months of 1997.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

         The directors, other than Messrs. Cash, Murphy and Nunn, were defendants in a civil suit purportedly brought on behalf of the Company as a share owner derivative and class action (the Cohen action) in New York State Supreme Court, New York County, on September 18, 1996. The suit was based upon the Company's solicitation, in the 1996 proxy statement, of share owner approval of the 1996 Non-Employee Director Stock Option Plan. Under the Plan, which the share owners approved, 6,000 stock options will be granted annually to each of the Company's non-employee directors through 2003. Each annual grant entitles the director, for a period of 10 years from the date of the grant, to purchase 6,000 shares of GE stock from the Company at the market price of GE stock on the date of grant. The suit claimed that the options would have an estimated value to the directors on the annual date of grant which should have been disclosed. The suit also claimed that the directors breached their fiduciary duties because the 1996 proxy statement did not state that the options would have such an alleged, estimated value to the directors when granted. The suit sought compensatory damages and invalidation of the Plan and all options granted under the Plan. The Company believes that the options have no value to the directors on the date of grant, that the options will have no value to the directors unless the GE stock price increases above the grant price, and that the 1996 proxy statement contained full and adequate disclosure because, among other things, any reasonable share owner would understand that the value of the options to the non-employee directors would only occur when and if the stock price rises above the grant price. On May 14, 1997, the court granted the Company's motion to dismiss the suit for failure to state a cause of action, and on January 27, 1998, a four-judge panel of the New York Supreme Court, Appellate Division, First Department, unanimously affirmed the dismissal of the suit. On April 16, 1998, the same four-judge panel denied plaintiff's motion for reargument of, or leave to appeal from, its January 27, 1998 order, and on May 7, 1998, plaintiff filed a motion with the New York Court of Appeals for leave to appeal the January 27, 1998 order, which motion was denied on June 30, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of Share Owners of General Electric Company was held on April 22, 1998.

          (b)   All director nominees were elected.

          (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

PROPOSALS AND VOTE TABULATIONS

                                                            VOTES CAST
                                                 ------------------------------                      BROKER
                                                      FOR            AGAINST        ABSTAIN          NON-VOTES
                                                      ---            -------        -------          ---------
MANAGEMENT PROPOSALS
Approval of the appointment of independent
      auditors for 1998                          2,688,217,681      10,358,829      10,974,146               0

SHARE OWNER PROPOSALS

(1)   Relating to term limits for
      outside directors                            124,142,431   2,123,531,713      48,456,507     413,420,005

(2)   Relating GE's nuclear energy business         90,795,748   2,031,173,705     174,161,199     413,420,004

(3)   Relating to an environmental report          172,958,411   2,045,226,626      77,945,616     413,420,003

(4)   Relating to an environmental education
      report                                       167,671,461   2,025,819,651     102,639,540     413,420,004

(5)   Relating to military contracts standards      86,084,626   2,075,541,687     134,504,341     413,420,002

(6)   Relating to outside director
      retirement benefits                          642,397,168   1,602,236,094      51,497,390     413,420,004

(7)   Relating to CEO compensation                 133,738,818   2,107,932,884      54,458,950     413,420,004

(8)   Relating to political contributions          119,086,760   2,051,806,241     125,237,651     413,420,004


ELECTION OF DIRECTORS

DIRECTOR                                  VOTES RECEIVED        VOTES WITHHELD
--------                                  --------------        --------------

D. Wayne Calloway*                        2,622,275,225            87,275,432
James I. Cash, Jr.                        2,636,982,872            72,567,785
Silas S. Cathcart                         2,631,384,016            78,166,641
Dennis D. Dammerman                       2,633,883,584            75,667,073
Paolo Fresco                              2,633,249,687            76,300,970
Claudio X. Gonzalez                       2,634,991,450            74,559,207
Gertrude G. Michelson                     2,632,608,068            76,942,589
Eugene F. Murphy                          2,634,515,633            75,035,024
Sam Nunn                                  2,613,187,556            96,363,101
John D. Opie                              2,633,627,428            75,923,229
Roger S. Penske                           2,633,321,780            76,228,877
Frank H. T. Rhodes                        2,635,555,043            73,995,614
Andrew C. Sigler                          2,636,935,448            72,615,209
Douglas A. Warner III                     2,618,071,799            91,478,858
John F. Welch, Jr.                        2,635,601,490            73,949,167

     *Mr. Calloway died on July 8, 1998.

ITEM 2. CHANGES IN SECURITIES

           On June 2, 1998, GE issued to former shareholders of The Terra Financial Companies, Ltd. ("Terra"), or their agent, 66,361 shares of GE common stock held in GE's treasury. The issuance was in connection with the acquisition of Terra, a private corporation. The transaction was a private transaction exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

                Exhibit 11.  Computation of Per Share Earnings*

                Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges.

                Exhibit 27.  Financial Data Schedule

                * Data required by Statement of Financial Accounting
                  Standards No. 128, EARNINGS PER SHARE, is provided in note 7 to the condensed consolidated financial statements in this report.

            b. Reports on Form 8-K during the quarter ended June 30, 1998.

               No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            General Electric Company

                                  (Registrant)





July 31, 1998         Philip D. Ameen
-------------         --------------------------------------------------------
    Date              Vice President and Comptroller
                      Duly Authorized Officer and Principal Accounting Officer