Form 10-Q
period 1998-09-30
GENERAL ELECTRIC CO
filed 1998-11-12
CIK 40545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

      [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


            There were 3,267,714,205 shares with a par value of $0.16 per share outstanding at September 30, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES



(Dollars, except per-share amounts, in millions)

                                                                     THIRD QUARTER ENDED SEPTEMBER 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                     GE                        GECS
                                                    -------------------------   -------------------------   ------------------------
                                                       1998          1997          1998          1997         1998          1997
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Sales of goods                                         $ 10,330      $ 9,875       $ 8,524       $ 8,693      $ 1,806       $ 1,182
Sales of services                                         3,484        2,972         3,551         3,005            -             -
Earnings of GECS                                              -            -         1,082           938            -             -
GECS revenues from services                              10,164        8,959             -             -       10,210         9,000
Other income                                                158          185           169           189            -             -
                                                    ------------   ----------   -----------   -----------   ----------    ----------
   Total revenues                                        24,136       21,991        13,326        12,825       12,016        10,182
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cost of goods sold                                        7,587        7,160         5,906         6,097        1,681         1,063
Cost of services sold                                     2,472        2,200         2,539         2,233            -             -
Interest and other financial charges                      2,361        2,120           199           215        2,188         1,919
Insurance losses and policyholder and annuity benefits    2,239        1,980             -             -        2,239         1,980
Provision for losses on financing receivables               306          371             -             -          306           371
Other costs and expenses                                  5,704        5,229         1,755         1,673        3,980         3,587
Minority interest in net earnings of
   consolidated affiliates                                   68           67            30            34           38            33
                                                    ------------   ----------   -----------   -----------   ----------    ----------
   Total costs and expenses                              20,737       19,127        10,429        10,252       10,432         8,953
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Earnings before income taxes                              3,399        2,864         2,897         2,573        1,584         1,229
Provision for income taxes                               (1,115)        (850)         (613)         (559)        (502)         (291)
                                                    ------------   ----------   -----------   -----------   ----------    ----------
   Net earnings                                         $ 2,284      $ 2,014       $ 2,284       $ 2,014      $ 1,082         $ 938
                                                    ============   ==========   ===========   ===========   ==========    ==========
Net earnings per share
   Basic                                                 $ 0.70       $ 0.62
   Diluted                                               $ 0.69       $ 0.60

Dividends declared per share                             $ 0.30       $ 0.26


See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.



CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(Dollars, except per-share amounts, in millions)

                                                                      NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                     GE                        GECS
                                                    -------------------------   -------------------------   ------------------------
                                                           1998         1997          1998          1997         1998          1997
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Sales of goods                                         $ 30,968     $ 28,813      $ 25,644      $ 25,656      $ 5,325       $ 3,159
Sales of services                                        10,886        9,080        11,056         9,184            -             -
Earnings of GECS                                              -            -         2,896         2,490            -             -
GECS revenues from services                              29,511       25,771             -             -       29,643        25,884
Other income                                                467          481           497           483            -             -
                                                    ------------   ----------   -----------   -----------   ----------    ----------
   Total revenues                                        71,832       64,145        40,093        37,813       34,968        29,043
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cost of goods sold                                       22,569       20,990        17,679        18,191        4,891         2,801
Cost of services sold                                     7,639        6,321         7,809         6,425            -             -
Interest and other financial charges                      6,939        6,072           610           538        6,400         5,564
Insurance losses and policyholder and annuity benefits    6,852        6,236             -             -        6,852         6,236
Provision for losses on financing receivables             1,047        1,020             -             -        1,047         1,020
Other costs and expenses                                 16,753       14,678         5,225         4,873       11,619         9,890
Minority interest in net earnings of consolidated
    affiliates                                              185          174            81            90          104            84
                                                    ------------   ----------   -----------   -----------   ----------    ----------
   Total costs and expenses                              61,984       55,491        31,404        30,117       30,913        25,595
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Earnings before income taxes                              9,848        8,654         8,689         7,696        4,055         3,448
Provision for income taxes                               (3,223)      (2,801)       (2,064)       (1,843)      (1,159)         (958)
                                                    ------------   ----------   -----------   -----------   ----------    ----------
   Net earnings                                         $ 6,625      $ 5,853       $ 6,625       $ 5,853      $ 2,896       $ 2,490
                                                    ============   ==========   ===========   ===========   ==========    ==========
Net earnings per share
   Basic                                                 $ 2.03       $ 1.79
   Diluted                                               $ 1.99       $ 1.75

Dividends declared per share                             $ 0.90       $ 0.78


See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.



CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(Dollars in millions)

                                                          CONSOLIDATED                     GE                        GECS
                                                    -------------------------   -------------------------   ------------------------
                                                        9/30/98     12/31/97       9/30/98      12/31/97      9/30/98      12/31/97
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cash and equivalents                                    $ 5,767      $ 5,861         $ 732       $ 1,157      $ 5,035       $ 4,904
Investment securities                                    74,814       70,621           112           265       74,702        70,356
Current receivables                                       8,232        8,924         8,356         9,054            -             -
Inventories                                               6,202        5,895         5,473         5,109          729           786
GECS financing receivables - net                        113,918      103,799             -             -      113,918       103,799
Other GECS receivables                                   21,049       17,655             -             -       21,915        18,332
Property, plant and equipment (including equipment
   leased to others) - net                               34,085       32,316        11,179        11,118       22,906        21,198
Investment in GECS                                            -            -        19,140        17,239            -             -
Intangible assets                                        21,377       19,121         9,473         8,755       11,904        10,366
Other assets                                             49,131       39,820        17,651        14,729       31,936        25,667
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Total assets                                          $ 334,575     $304,012      $ 72,116      $ 67,426     $283,045      $255,408
                                                    ============   ==========   ===========   ===========   ==========    ==========
Short-term borrowings                                 $ 107,127     $ 98,075       $ 4,253       $ 3,629     $103,431      $ 95,274
Accounts payable                                         11,004       10,407         4,548         4,779        7,592         6,490
Other GE current liabilities                             13,115       12,186        12,871        12,058            -             -
Long-term borrowings                                     57,436       46,603           720           729       56,802        45,989
Insurance liabilities, reserves and annuity benefits     71,196       67,270             -             -       71,196        67,270
All other liabilities                                    24,374       22,700        12,201        11,539       12,084        11,067
Deferred income taxes                                     9,006        8,651          (396)         (315)       9,402         8,966
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Total liabilities                                       293,258      265,892        34,197        32,419      260,507       235,056
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Minority interest in equity of consolidated
   affiliates                                             4,152        3,682           754           569        3,398         3,113
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Unrealized gains on investment securities                 2,318        2,138         2,318         2,138        2,375         2,135
Foreign currency translation adjustments                   (878)        (798)         (878)         (798)        (261)         (185)
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Accumulated non-owner changes in equity                   1,440        1,340         1,440         1,340        2,114         1,950
Common stock (3,714,026,000 shares issued)                  594          594           594           594            1             1
Other capital                                             6,027        4,434         6,027         4,434        2,490         2,337
Retained earnings                                        47,030       43,338        47,030        43,338       14,535        12,951
Less common stock held in treasury                      (17,926)     (15,268)      (17,926)      (15,268)           -             -
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Total share owners' equity                               37,165       34,438        37,165        34,438       19,140        17,239
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Total liabilities and equity                          $ 334,575     $304,012      $ 72,116      $ 67,426     $283,045      $255,408
                                                    ============   ==========   ===========   ===========   ==========    ==========


See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." September data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.



CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(Dollars in millions)
                                                                      NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                          CONSOLIDATED                     GE                        GECS
                                                    -------------------------   -------------------------   ------------------------
                                                           1998         1997          1998          1997         1998          1997
                                                    ------------   ----------   -----------   -----------   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $ 6,625      $ 5,853       $ 6,625       $ 5,853      $ 2,896       $ 2,490
Adjustments to reconcile net earnings to cash
  provided from (used for) operating activities
     Depreciation and amortization                        3,235        2,980         1,306         1,215        1,929         1,765
     Earnings retained by GECS                                -            -        (1,584)       (1,496)           -             -
     Deferred income taxes                                  672          714           347           229          325           485
     Decrease in GE current receivables                     560          465           566           500            -             -
     Decrease (increase) in inventories                     (13)        (849)         (109)         (849)          96             -
     Increase (decrease) in accounts payable               (291)         150           (81)           74           64           439
     Increase in insurance reserves                       3,008        1,674             -             -        3,008         1,674
     Provision for losses on financing receivables        1,047        1,020             -             -        1,047         1,020
     All other operating activities                      (2,570)      (2,396)       (1,192)         (448)      (1,367)       (2,430)
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cash from operating activities                           12,273        9,611         5,878         5,078        7,998         5,443
                                                    ------------   ----------   -----------   -----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment (including
  equipment leased to others) - additions                (5,335)      (6,004)       (1,285)       (1,363)      (4,050)       (4,641)
Net decrease (increase) in GECS financing receivables    (3,110)       1,893             -             -       (3,110)        1,893
Payments for principal businesses purchased              (9,670)      (2,522)       (1,226)         (990)      (8,444)       (1,532)
All other investing activities                           (5,930)      (3,032)          242           190       (6,363)       (3,364)
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cash used for investing activities                      (24,045)      (9,665)       (2,269)       (2,163)     (21,967)       (7,644)
                                                    ------------   ----------   -----------   -----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)     9,109        9,137         1,788         2,206        7,050         7,157
Newly issued debt (maturities more than 90 days)         31,752       16,047           467           579       31,256        15,468
Repayments and other reductions (maturities
  more than 90 days)                                    (24,262)     (20,728)       (1,639)       (1,119)     (22,623)      (19,609)
Net purchase of GE shares for treasury                   (1,717)      (2,031)       (1,717)       (2,031)           -             -
Dividends paid to share owners                           (2,933)      (2,559)       (2,933)       (2,559)      (1,312)         (994)
All other financing activities                             (271)         286             -             -         (271)          286
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cash from (used for) financing activities                11,678          152        (4,034)       (2,924)      14,100         2,308
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Increase (decrease) in cash and equivalents                 (94)          98          (425)           (9)         131           107
Cash and equivalents at beginning of year                 5,861        4,191         1,157           957        4,904         3,234
                                                    ------------   ----------   -----------   -----------   ----------    ----------
Cash and equivalents at September 30                    $ 5,767      $ 4,289         $ 732         $ 948      $ 5,035       $ 3,341
                                                    ============   ==========   ===========   ===========   ==========    ==========


See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.



Notes to Condensed Consolidated Financial Statements

            1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.


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


            3. Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owners' equity that do not result directly from transactions with share owners. An analysis of these changes follows:


                                                           Three months ended
                                                           ------------------
(Dollars in millions)                                      9/30/98    9/30/97
                                                           -------    -------

Net earnings                                               $ 2,284    $ 2,014
Unrealized gains (losses) on investment securities - net      (272)       832
Foreign currency translation adjustments - net                 132       (154)
                                                           -------    -------
Total                                                      $ 2,144    $ 2,692
                                                           =======    =======

                                                            Nine months ended
                                                           ------------------
                                                           9/30/98    9/30/97
                                                           -------    -------

Net earnings                                               $ 6,625    $ 5,853
Unrealized gains on investment securities - net                180      1,191
Foreign currency translation adjustments - net                 (80)      (542)
                                                           -------    -------
Total                                                      $ 6,725    $ 6,502
                                                           =======    =======

            4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. GE will not adopt the Statement until required to do so on January 1, 2000.



            5. GE's inventories consisted of the following:


                                                                   At
                                                        ------------------------
(Dollars in millions)                                   9/30/98         12/31/97
                                                        -------         --------
GE
Raw materials and work in process                       $ 3,495         $ 3,070
Finished goods                                            2,814           2,895
Unbilled shipments                                          234             242
Revaluation to LIFO                                      (1,070)         (1,098)
                                                        -------         -------
                                                          5,473           5,109
GECS
Finished goods                                              729             786
                                                        -------         -------
Total                                                   $ 6,202         $ 5,895
                                                        =======         =======

            6. Property, plant and equipment (including equipment leased to others) consisted of the following:


                                                                   At
                                                        -----------------------
(Dollars in millions)                                   9/30/98        12/31/97
                                                        -------        --------
Original cost
- GE                                                    $27,809         $26,855
- GECS                                                   31,374          28,802
                                                        -------         -------
  Total                                                  59,183          55,657
                                                        -------         -------
Accumulated depreciation and amortization
- GE                                                     16,630          15,737
- GECS                                                    8,468           7,604
                                                        -------         -------
  Total                                                  25,098          23,341
                                                        -------         -------
Property, plant and equipment -- net
- GE                                                     11,179          11,118
- GECS                                                   22,906          21,198
                                                        -------         -------
  Total                                                 $34,085         $32,316
                                                        =======         =======


            7. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Information related to the calculation of earnings per share follows:


                                                            Three months ended
                                                   ---------------------------------
                                                        9/30/98            9/30/97
(Dollar amounts and shares in millions;            ---------------   ---------------
per-share amounts in dollars)                       Basic  Diluted    Basic  Diluted
                                                    -----  -------    -----  -------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners      $2,284   $2,284   $2,014   $2,014
Dividend equivalents-- net of tax                    --          2     --          3
                                                   ------   ------   ------   ------
Net earnings available for per-share calculation   $2,284   $2,286   $2,014   $2,017
                                                   ------   ------   ------   ------

AVERAGE EQUIVALENT SHARES
Shares of GE common stock                           3,268    3,268    3,269    3,269
Employee compensation-related shares,
    including stock options                          --         57     --         72
                                                   ------   ------   ------   ------
Total average equivalent shares                     3,268    3,325    3,269    3,341
                                                   ------   ------   ------   ------
Net earnings per share                             $ 0.70   $ 0.69   $ 0.62   $ 0.60
                                                   ======   ======   ======   ======

                                                             Nine months ended
                                                   ---------------------------------
                                                        9/30/98            9/30/97
                                                   ---------------   ---------------
                                                    Basic  Diluted    Basic  Diluted
                                                    -----  -------    -----  -------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners      $6,625   $6,625   $5,853   $5,853
Dividend equivalents-- net of tax                    --         11     --          8
                                                   ------   ------   ------   ------
Net earnings available for per-share calculation   $6,625   $6,636   $5,853   $5,861
                                                   ------   ------   ------   ------

AVERAGE EQUIVALENT SHARES
Shares of GE common stock                           3,268    3,268    3,277    3,277
Employee compensation-related shares,
    including stock options                          --         64     --         70
                                                   ------   ------   ------   ------
Total average equivalent shares                     3,268    3,332    3,277    3,347
                                                   ------   ------   ------   ------
Net earnings per share                             $ 2.03   $ 1.99   $ 1.79   $ 1.75
                                                   ======   ======   ======   ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- THIRD QUARTER OF 1998 COMPARED WITH THIRD QUARTER OF 1997

            General Electric Company earnings per share increased 15% to $.69, up from last year's $.60, and earnings increased 13% to $2.284 billion. Both earnings per share and earnings were records for the quarter. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a five-year, $17 billion share repurchase program initiated in December 1994.


            Revenues, including acquisitions, rose to a record $24.1 billion, 10% higher than last year's third quarter, reflecting continued growth from globalization and product services.


            In the third quarter of 1998, the Industrial Control Systems business was merged with Electrical Distribution and Control to form the Industrial Systems business. Revenues increased at seven of GE's eleven businesses, led by GE Capital Services, Aircraft Engines and Medical Systems.


            Six of eleven businesses reported higher operating profit for the third quarter, led by GE Capital Services, Aircraft Engines, Medical Systems and Plastics.


            GE's third-quarter operating margin was 15.5% of sales, up from last year's 14.5%, and was a record for the quarter. The third-quarter margin growth reflects the increasing benefits from GE's focus on product services and Six Sigma quality initiatives.


            GE Capital Services earnings exceeded the $1 billion mark during a quarter for the first time with third-quarter earnings of $1.082 billion, 15% more than last year's $938 million. These record results reflect the globalization and diversity of GECS 28 businesses, led by strong double-digit increases in its Consumer Services, Specialized Financing, Specialty Insurance and Mid-Market Financing activities.


            Cash generated from GE operating activities during the first nine months was a strong $5.9 billion, up from last year's $5.1 billion. As part of the five-year, $17 billion share repurchase program, GE purchased $978 million of its stock during the third quarter to reach $12.7 billion - 278 million shares - purchased since December 1994.


SEGMENT ANALYSIS:

            The comments that follow compare revenues and operating profit by industry segment for the third quarters of 1998 and 1997.


            o Aircraft Engines reported a strong increase in revenues compared with the third quarter of last year, reflecting strong growth in product services, including the contribution from the acquisition of Greenwich Air Services/UNC, as well as good volume growth in commercial engines. Operating profit increased sharply as a result of productivity, volume growth and the contribution from product services.

            o Appliances had much lower revenues, essentially a result of the first-quarter 1998 deconsolidation of a European distribution affiliate. Operating profit decreased slightly compared with the third quarter of 1997 as lower selling prices more than offset productivity.

            o Broadcasting reported a slight increase in revenues over last year's third quarter, primarily as a result of improved pricing. Operating profit was much higher than a year ago as a result of stronger prime-time pricing and improvements in NBC's cable operations, the combination of which more than offset higher license fees for certain prime-time programs that were renewed.

            o GE Capital Services net earnings increased by 15% to $1,082 million, led by strong double digit increases in Consumer Services, Specialized Financing, Specialty Insurance and Mid-Market Financing activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was primarily attributable to a higher average level of invested assets. The growth in earnings from Specialty Insurance activities primarily reflected growth in origination volume and higher investment income, the result of continued growth in the investment portfolios and higher gains on investment securities, as well as improved earnings in the mortgage insurance business, the result of strengthened market conditions.

            o Industrial Products and Systems reported slightly lower revenues and operating profit compared with last year's third quarter. Revenues decreased primarily as a result of lower selling prices across most businesses in the segment. The decrease in operating profit was also attributable to the effects of lower selling prices which more than offset productivity.

            o Materials operating profit increased considerably despite slightly lower revenues compared with last year. The decrease in revenues resulted primarily from lower selling prices and adverse currency exchange rates. The improvement in operating profit reflected lower material costs, productivity and higher volume, the combination of which more than offset the decrease in selling prices.

            o Power Generation reported somewhat higher revenues compared with last year, reflecting higher volume and the contribution of an acquired product services business, the combination of which more than offset lower selling prices. Operating profit decreased considerably as lower selling prices more than offset productivity and volume.

            o Technical Products & Services revenues were considerably higher than in the third quarter of 1997, reflecting volume growth in both Medical Systems and Information Services. Operating profit also rose considerably, as strong productivity across the segment more than offset lower selling prices.

            o All other operating profit was much lower on substantially lower revenues compared with the third quarter of 1997, as a result of lower levels of licensing income.


YEAR 2000
---------
            The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. GE and GECS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products, facilities and suppliers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues;
(2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted quarterly. Management plans to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products, facilities and suppliers in the control phase of the program by mid-1999.

            The scope of the global Year 2000 effort encompasses approximately 170,000 applications and computer programs; 8,000 types of installed-base products and services; up to 35,000 pieces of equipment in its facilities; and 30,000 direct suppliers. Business operations are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of GE or GECS.

            Total Year 2000 remediation expenditures are expected to be approximately $550 million, of which two-thirds is expected to be spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources.

            The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.


B. RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1998 COMPARED WITH FIRST NINE MONTHS OF 1997

            Net earnings were $6.625 billion in the first nine months of 1998, up 13% from $5.853 billion in the first nine months of 1997. Earnings per share increased 14% to $1.99 from $1.75. Earnings per share grew faster than earnings, reflecting the impact of shares repurchased under a four-year, $17 billion share repurchase program initiated in December 1994.


            Consolidated revenues for the first nine months of 1998 aggregated $71.8 billion, up 12% from the comparable $64.1 billion in 1997's first nine months. GE's sales of goods and services were 5% higher, led by Aircraft Engines, Transportation Systems and NBC. The improvement in sales was largely attributable to increases in the volume of goods and services sold which were partially offset by the effects of lower selling prices.


            Eight of GE's eleven businesses reported higher operating profit for the first nine months, led by Aircraft Engines, Medical Systems and GE Capital Services.


            Operating margin in the first nine months of 1998 was 16.3% of sales, an improvement over last year's 15.4%. The growth reflects the increasing benefits from GE's focus on product services and Six Sigma quality initiatives.


SEGMENT ANALYSIS:

            The following comments compare revenues and operating profit by industry segment for the first nine months of 1998 with the same period of 1997.


            o Aircraft Engines revenues and operating profit increased sharply over last year. The revenue and operating profit increases both resulted from strong growth in product services, including the contribution from the acquisition of Greenwich Air Services/UNC, as well as good volume growth in commercial engines.

            o Appliances had much lower revenues, largely as a result of the first-quarter 1998 deconsolidation of a European distribution affiliate. Operating profit decreased slightly as lower selling prices more than offset productivity.

            o Broadcasting reported somewhat higher revenues compared with last year, reflecting primarily improved pricing and NBC's broadcast of the January 1998 Superbowl. Operating profit was well ahead of last year's first nine months, reflecting stronger prime-time pricing and improvements in NBC's cable operations, which more than offset higher license fees for certain prime-time programs that were renewed.

            o GE Capital Services net earnings increased by 16% to $2,896 million, led by double digit increases in Specialized Financing, Consumer Services, Specialty Insurance and Mid-Market Financing activities. Overall, the increase in net earnings for the lending, leasing, and equipment management businesses of GECS was primarily attributable to a higher average level of invested assets. Financing spreads were essentially the same as in last year's third quarter, reflecting slightly lower yields that were offset by lower borrowing rates. The growth in earnings from Specialty Insurance activities primarily reflected growth in origination volume and higher investment income, the result of continued growth in the investment portfolios and a higher level of gains on investment securities, as well as improved earnings in the mortgage insurance business, the result of strengthened market conditions.

            o Industrial Products and Systems reported slightly higher operating profit on revenues that were about the same as last year. The improvement in operating profit was attributable to productivity and volume increases, which more than offset the decrease in selling prices.

            o Materials operating profit was somewhat higher on revenues that were about the same as the first nine months of 1997. The improvement in operating profit reflected lower material costs and productivity which more than offset lower selling prices.

            o Power Generation reported slightly lower operating profit on revenues that were about the same as last year. The decrease in operating profit was primarily attributable to lower selling prices which more than offset productivity.

            o Technical Products & Services revenues were somewhat higher than in the first nine months of 1997, reflecting volume growth in both Medical Systems and Information Services, partially offset by the effects of lower selling prices. Operating profit was sharply higher, primarily as a result of strong productivity across the segment and the absence of a current year counterpart to a 1997 provision for patent litigation at Medical Systems, the combination of which more than offset lower selling prices.

            o All other operating profit was much lower on revenues that were substantially lower than last year, reflecting lower levels of licensing income.

C. FINANCIAL CONDITION

            With respect to the Condensed Statement of Financial Position, consolidated assets of $334.6 billion at September 30, 1998, were $30.6 billion higher than at December 31, 1997.


            GE assets were $72.1 billion at September 30, 1998, an increase of $4.7 billion from December 31, 1997. The increase was primarily attributable to greater investment in GECS ($1.9 billion), and increases in all other assets ($2.9 billion), principally as a result of an increase in the prepaid pension asset, acquisitions that were not yet consolidated, and numerous smaller changes.


            GECS assets increased by $27.6 billion from the end of 1997. GE Capital financing receivables at September 30, 1998, which aggregated $113.9 billion net of the allowance for doubtful accounts, were $10.1 billion higher than at year-end 1997, reflecting acquisition-related growth and higher origination volume, partially offset by securitizations of receivables and other decreases in credit card portfolios. Other assets increased $6.3 billion, principally as a result of higher advances to and investments in non-consolidated affiliates, real estate acquired and growth in investor-directed fund accounts ("separate accounts"). GECS investment securities increased by $4.3 billion, reflecting new investments by various GECS businesses, as well as increases in the fair value of investment securities during the period. Other receivables increased $3.6 billion, reflecting principally core growth and, to a lesser extent, the effect of acquisitions. Property, plant and equipment, principally equipment leased to others, increased by $1.7 billion reflecting the combination of volume growth and the effect of acquisitions.


            Consolidated liabilities of $293.3 billion at September 30, 1998, were $27.4 billion higher than the year-end 1997 balance of $265.9 billion. GE liabilities were up $1.8 billion; GECS liabilities increased $25.5 billion.


            GE liabilities increased $1.8 billion to $34.2 billion. Total borrowings were $5.0 billion ($4.3 billion short term and $0.7 billion long term) at September 30, 1998, an increase of $0.6 billion from December 31, 1997. The ratio of debt to total capital for GE at the end of the third quarter was 11.6% compared with 11.1% at the end of last year and 14.5% at September 30, 1997.


            GECS liabilities increased to $260.5 billion, compared with $235.1 billion at the end of 1997. The increase was principally attributable to higher borrowings ($19.0 billion) and an increase of $3.9 billion in insurance liabilities, reserves and annuity benefits, reflecting primarily additions to reserves related to volume and increases in separate accounts. Short-term borrowings increased by $8.2 billion to $103.4 billion and long-term borrowings increased by $10.8 billion to $56.8 billion.


            With respect to cash flows, consolidated cash and equivalents were $5.8 billion at September 30, 1998, a decrease of $0.1 billion during the first nine months of 1998. Cash and equivalents were $4.3 billion at September 30, 1997, an increase of $0.1 billion since the beginning of the year.


            GE cash and equivalents decreased $0.4 billion during the first nine months of 1998 to $0.7 billion at September 30, 1998. Cash provided from 1998 operating activities was $5.9 billion compared with $5.1 billion for the first nine months of 1997. The improvement resulted from, among other things, continued improvements in earnings, higher GECS dividends, and increased cash flows from working capital. Cash used for investing activities ($2.3 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities ($4.0 billion) included $2.8 billion for repurchases of the Company's common stock under the share repurchase program and $2.9 billion for dividends paid to share owners, a 15% increase in the per-share dividend rate compared with the first nine months of last year. The effects of dividends and share repurchases on cash used for financing activities were partially offset by cash provided from higher borrowings ($0.6 billion).


            GE cash and equivalents were $0.9 billion at September 30, 1997, approximately the same as at the end of 1996. During the first nine months of 1997, cash provided from operating activities was $5.1 billion, compared with $5.4 billion in cash flows during the comparable period in 1996. Strong 1997 cash generation resulted from, among other things, continued improvements in earnings which was more than offset by the absence of counterparts to two 1996 matters - progress collections related to large power generation orders and timing of collections of sundry receivables. Cash used for investing activities ($2.2 billion) represented principally the acquisition of Greenwich Air Services and investments in new plant and equipment for a wide variety of projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.9 billion) included $2.7 billion for repurchases of the Company's common stock under the share repurchase program and $2.6 billion for dividends paid to share owners, a 13% increase in the per-share dividend rate compared with the first nine months of 1996. The dividends and share repurchases were partially offset by funds provided from higher borrowings ($1.7 billion).


            GECS cash and equivalents increased $0.1 billion during the first nine months of 1998. Cash provided from operating activities totaled $8.0 billion, compared with $5.4 billion for the first nine months of 1997. Cash was used to fund business acquisitions ($8.4 billion), primarily the acquisition of Met Life Capital Corporation; for additions to property, plant and equipment ($4.1 billion), principally equipment that is provided to third parties on operating leases; and for additions to financing receivables ($3.1 billion). Cash provided from financing activities resulted primarily from increased borrowings ($15.7 billion) during the first nine months of 1998.


            GECS cash and equivalents increased $0.1 billion during the first nine months of 1997. Cash provided from operating activities totaled $5.4 billion, compared with $6.4 billion for the first nine months of 1996. Cash was used primarily to fund additions to property, plant and equipment ($4.6 billion), principally equipment that is provided to third parties on operating leases, and for acquisitions of businesses ($1.5 billion), the largest of which were Coregis and Bank Aufina. Cash provided from financing activities resulted primarily from increased borrowings ($3.0 billion) during the first nine months of 1997.


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

            On July 22, 1998, the Company sold 13.6 million shares of Common Stock, par value $0.16 per share (the "Shares"), to certain institutional investors for an aggregate price of $1.2 billion. Proceeds from the sale of Shares were used by the Company for working capital, including the purchase from UBS AG, London Branch ("UBS") of a call option exercisable at $97.52 per share on 9.8 million shares of Company Common Stock. The Company also sold to UBS a put option exercisable at $88.23 per share on 9.8 million shares of Company Common Stock for deferred consideration of up to $0.3 billion. Both the call and put options are long-dated; both provide for settlement only in cash; and both are intended to counter changes in liabilities arising from certain employee benefit plans. The sales of the Shares and of the put option were private transactions exempt from registration under the Securities Act of 1933 (the "Act"), pursuant to Section 4(2) of the Act.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits

               Exhibit 11.  Computation of Per Share Earnings*
               Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges
               Exhibit 27.  Financial Data Schedule

            * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed consolidated financial statements in this report.


            b. Reports on Form 8-K during the quarter ended September 30, 1998.

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            General Electric Company
                                  (Registrant)




November 12, 1998      Philip D. Ameen
-----------------      --------------------------------------
      Date             Vice President and Comptroller
                       Duly Authorized Officer and Principal Accounting Officer