Form 10-K405
period 1998-12-31
GENERAL ELECTRIC CO
filed 1999-03-25
CIK 40545

SECTIONS

Business                                                                  2
Properties                                                               17
Legal Proceedings                                                        17
Submission of Matters to a Vote of Security Holders                      18
Market for Stock                                                         19
Selected Financial Data                                                  20
Management's Discussion                                                  20
Financial Statements                                                     20
Disagreements                                                            20
Directors and Executive Officers                                         21
Executive Compensation                                                   22
Security Ownership                                                       22
Certain Relationships                                                    22
Exhibits, Financial Statement Schedules                                  22
Signatures                                                               27

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1998   Commission file number 1-35
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            Name of each exchange on which
Title of each class                         registered
-------------------                         ------------------------------

Common stock, par value $0.16 per share     New York Stock Exchange
                                            Boston Stock Exchange

            There were 3,275,235,004 shares of voting common stock with a par value of $0.16 outstanding at February 28, 1999. These shares, which constitute all of the outstanding common equity of the registrant, had an aggregate market value on March 1, 1999, of $327.6 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

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

            The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 21, 1999, is incorporated by reference in Part III to the extent described therein.

                                     PART I


ITEM 1. BUSINESS

GENERAL

            Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 48 of the 1998 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 25 through 68 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1998 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.


            General Electric's address is 1 River Road, Schenectady, NY 12345-6999; the Company also maintains executive offices at 3135 Easton Turnpike, Fairfield, CT 06431-0001.


            GE is one of the largest and most diversified industrial corporations in the world. GE has engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity since its incorporation in 1892. Over the years, GE has developed or acquired new technologies and services that have broadened considerably the scope of its activities.


            GE's products include major appliances; lighting products; industrial automation products; medical diagnostic imaging equipment; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; and engineered materials, such as plastics, silicones and superabrasive industrial diamonds.


            GE's services include product services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. Through its affiliate, the National Broadcasting Company, Inc., GE delivers network television services, operates television stations, and provides cable, Internet and multimedia programming and distribution services. Through another affiliate, General Electric Capital Services, Inc., GE offers a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, specialty insurance and reinsurance, and satellite communications.


            In virtually all of its global business activities, the Company encounters aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, management believes that, in general, GE has a leadership position (i.e., number one or number two) in most major markets served. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with two relatively new commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.


            GE has substantial export sales from the United States. In addition, the Company has expanded significantly its non-U.S. activities through majority, minority or other joint venture interests in companies engaged primarily in manufacturing and distributing products and providing nonfinancial services similar to those sold within the United States. GECS financial services operations outside the United States also have expanded considerably over the past several years.


OPERATING SEGMENTS

            The Company's operations are highly decentralized. The basic organization of the Company's operations consists of 10 key businesses, which contain management units of differing sizes. At year-end 1998, GE adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management. The most significant change from previous 10-K Reports is that restructuring and other special charges are not included in the measure of segment profit. Previously reported data have been restated as required by SFAS No. 131.


            Revenue and segment profit information about the Company's operating segments in accordance with SFAS No. 131 is presented on page 36 of the 1998 Annual Report to Share Owners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 35-40 of that Report and in note 28 (pages 64 and 65) to the consolidated financial statements.


            Operating businesses that are reported as segments under SFAS No. 131 include Aircraft Engines, Appliances, GECS, Power Systems, Plastics and NBC. The remaining key businesses do not meet the definition of a reportable segment and have been aggregated into two operating segments based on common characteristics of their activities (Industrial Products and Systems, and Technical Products and Services). The GE All Other segment consists primarily of revenues derived from licensing use of GE technology to others. For the GECS segment, revenues and net earnings are presented and analyzed on pages 37-40 by the five major operating activities in which it conducts its business (consumer services, equipment management, mid-market financing, specialized financing and specialty insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data. A summary description of each of the Company's operating segments follows.


AIRCRAFT ENGINES

            Aircraft Engines (10.2%, 8.6% and 8.0% of consolidated revenues in 1998, 1997 and 1996, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced by CFMI, a company jointly owned by GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600X/-700/-800/-900 series, and the 737 business jet;

Airbus Industrie's A319, A320, A321 and A340 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747, 767, DC-10 and MD-11 series, as well as Airbus Industrie's A300, A310 and A330 series. The GE90 engine is used to power Boeing's 777 series twin-engine aircraft. The business also produces jet engines for executive aircraft and regional commuter aircraft and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. These aircraft engine derivatives are also reported as part of the Power Systems segment. Maintenance, overhaul and component repair services are provided for many models of engines, including engines manufactured by competitors. The business further expanded its product services operations through acquisitions in each of the last three years: the overhaul operations of Varig Airlines in 1998, Greenwich Air Services/UNC in 1997 and Celma, an engine overhaul operation in Brazil, in 1996.


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


            In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1.5 billion at year-end 1998, and had entered into commitments totaling $1.5 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1998.


            For current information about Aircraft Engines orders and backlog, see page 35 of the 1998 Annual Report to Share Owners.


APPLIANCES

            Appliances (5.6%, 6.4% and 7.1% of consolidated revenues in 1998, 1997 and 1996, respectively) manufactures and/or markets a single class of product - major appliances - that includes refrigerators, electric and gas ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under GE, Hotpoint, Monogram, Profile and Profile Performance brands as well as under private brands for retailers and others. GE microwave ovens, room air conditioners, water softening and filtering products, and freezers are sourced from suppliers while investment in Company-owned U.S. facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. product services network that provides repair services, expanded service plans, warranty administration and risk management services. In 1998, a European appliance distribution affiliate was deconsolidated.

            Appliances continues to increase its operating presence in the global business arena and participates in numerous manufacturing and distribution joint ventures around the world. In 1998, the business acquired an indirect interest in four Latin American appliance companies, further expanding its activities in Latin America.


            Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is cost; considerable competitive emphasis is placed on minimizing manufacturing and distribution costs and on reducing cycle time from order to product delivery. Other significant factors include brand recognition, quality, features offered, innovation, customer responsiveness and appliance service capability. A number of processes, such as Quick Response, New Product Introduction and Quick Market Intelligence, have been implemented to improve GE's competitiveness in these areas. For example, the Six Sigma quality initiative continues to enable the business to improve the quality of products, reduce waste and provide better product services. In 1998, the business launched the TrueTemp (TM) gas range, introduced Monogram bottom mount refrigerators and new Zoneline air conditioners, upgraded its wall ovens and cooktops and added water heaters to its growing line of water products. In 1997, the business added GE SmartWater(TM) filtration and water softening systems to its product line, launched a new line of dishwashers, introduced the Profile Performance brand in the high-end market segment, and completed a joint venture with National Tech Team to further broaden its product services offerings.


INDUSTRIAL PRODUCTS AND SYSTEMS

            Industrial Products and Systems (11.2%, 12.1% and 13.1% of consolidated revenues in 1998, 1997 and 1996, respectively) encompasses the following businesses: Lighting, Transportation Systems, Industrial Systems, and GE Supply. Products and services provided by each of the businesses in this segment are sold primarily to industrial customers, including original equipment manufacturers, industrial end users, utilities, electrical contractors, as well as to distributors. These businesses compete against a variety of both U.S. and non-U.S. manufacturers and service providers. Markets for industrial products and services are diverse, global and highly price competitive. The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity. A description of products and services provided by each of the businesses in this segment follows.


            Lighting includes a wide variety of lamps - incandescent, fluorescent, high intensity discharge, halogen and specialty - as well as outdoor lighting fixtures, wiring devices and quartz products. Markets and customers are global. In 1997, the business acquired certain assets of Flame Electrical Ltd., a lighting products distributor in South Africa, and entered into an agreement with MagneTek, Inc. that provides GE exclusive sales responsibility for electronic ballasts in North America. In 1996, the business acquired the remaining interest in GE Apar Lighting Private Ltd. in India, increased its ownership interest in GE Jiabao Lighting Co., Inc., a joint venture in China, and acquired PT Sinar Baru Electric in Indonesia. Customers for lighting products are diverse, ranging from household consumers to commercial and industrial end users and original equipment manufacturers.


     Transportation Systems includes locomotives, transit propulsion and control equipment, motorized wheels for off-highway vehicles such as those used in mining operations, motors for drilling devices, and parts and product services for the foregoing. Locomotives are sold worldwide, principally to railroads, while customers for other products include state and urban transit authorities and industrial users. An increasingly important product line is the alternating current (AC) locomotive, which was first introduced at 4,400 horsepower. In 1998, the business began delivering a new 6,000 horsepower AC unit. Product services include maintenance and repair of locomotives and communications and logistics systems for locomotive, train and fleet control provided through GE-Harris Railway Electronics, L.L.C., a joint venture with Harris Corporation. Information about Transportation Systems orders and backlog is provided on page 35 of the 1998 Annual Report to Share Owners.


            Industrial Systems includes electric motors and related products and services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets; power delivery and control products such as circuit breakers, transformers, electricity meters, relays, capacitors and arresters sold for installation in commercial, industrial and residential facilities; electrical and electronic industrial automation products, including drive systems, for metal and paper processing, mining, utilities and marine applications. Product services include engineering, management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Other product services include the integration of software with hardware (principally motors, drives and programmable controls) into customized systems solutions for customers in the semiconductor, water treatment, pulp and paper, and petroleum industries. In 1997, the business expanded its presence in this emerging market segment through several small acquisitions. Motor products are used within GE and also are sold externally. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. Through a 50-50 joint venture (GE Fanuc Automation Corporation) which has two operating subsidiaries (one in North America and the other in Europe), the business offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls. In 1998, GE Fanuc acquired Total Control Products, Inc., strengthening its position in the emerging market for open control systems.


            GE Supply operates a U.S. network of electrical supply houses and, through its affiliates, has operations in Mexico, Brazil, Argentina and Ireland. GE Supply offers products of General Electric and other manufacturers to electrical contractors and to industrial, commercial and utility customers.

NBC

            NBC (5.2%, 5.7% and 6.6% of consolidated revenues in 1998, 1997 and 1996, respectively) is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the operation of six cable/satellite networks around the world, and investment and programming activities in multimedia, the Internet and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 200 affiliated stations within the United States. At December 31, 1998, NBC owned and operated 13 VHF and UHF television stations located in Birmingham, Ala.; Los Angeles, Calif.; San Diego, Calif.; Hartford, Conn.; Miami, Fla.; Chicago, Ill.; Columbus, Ohio; New York, NY; Raleigh-Durham, N.C.; Philadelphia, Pa.; Providence, R.I.; Dallas, TX; and Washington, D.C. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through its ownership of CNBC, CNBC Europe, and CNBC Asia, as well as equity investments in Arts and Entertainment, American Movie Classics, Bravo, Prime Network and regional Sports Channels across the United States. In 1998, NBC acquired a majority ownership position in KXAS, a television station in Dallas, and an equity stake in Snap, an internet directory and search services business. 1998 marked the end of a 33-year affiliation with the National Football League. In 1997, the business entered into a strategic alliance with Dow Jones that merged the European and Asian business news services of Dow Jones with those of CNBC and uses Dow Jones editorial resources in the United States. The business also entered into long-term arrangements with the National Basketball Association (NBA) and the United States Golf Association
(USGA) that give NBC exclusive national over-the-air broadcast rights to NBA games through the 2002 season and to the USGA's major golf championships through the year 2003. NBC also has secured United States television rights to the 2000, 2002, 2004, 2006 and 2008 Olympic Games. In 1996, NBC and Microsoft Corporation entered into a joint venture that provides information to users through two separate but related sources: MSNBC Cable, a 24-hour news and information cable channel; and MSNBC Interactive, a comprehensive interactive on-line news and information service. NBC contributed the assets of America's Talking and NBC Desktop to the joint ventures.


PLASTICS

            Plastics (6.6%, 7.4% and 8.2% of consolidated revenues in 1998, 1997 and 1996, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts and construction materials. Products also include ABS resins, silicones, superabrasive industrial diamonds and laminates. Market opportunities for many of these products are created by substituting resins for other materials, which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. During 1998, the business established two joint ventures with Bayer of Germany. The first venture, Exatec, is developing polycarbonate automotive glazing technology and manufacturing systems. The second venture, GE-Bayer Silicones Europe, strengthens the position of the silicones business in the European region. Also in 1998, the business neared completion on construction of a new polycarbonate manufacturing facility in Spain that adds 130,000 metric tons of capacity. During the year, the business announced plans to build a second plant on the site that will increase capacity to 260,000 metric tons per year by the year 2002.


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


POWER SYSTEMS

            Power Systems (8.4%, 8.7% and 9.7% of consolidated revenues in 1998, 1997 and 1996, respectively) serves utility, industrial and governmental customers worldwide with electricity generating products, services and energy management systems. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. In 1998, Power Systems acquired the gas turbine division of Stewart and Stevenson Services, Inc., which further expands its product and product services offerings to the industrial power generation market. Aircraft engine derivatives, also reported in the Aircraft Engines segment, are used as industrial power sources. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. Steam turbine-generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. There have been no nuclear power plant orders in the United States since the mid-1970s. However, the business is currently participating in the construction of nuclear power plants in Japan and Taiwan. The business continues to invest in advanced technology development and to focus its resources on refueling and servicing its installed boiling-water reactors.

            Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is worldwide and as a result is sensitive to the economic and political environment of each country in which the business participates. In the United States, demand for power generation equipment is sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of petroleum and related prices has a large impact on demand. For information about orders and backlog, see page 37 of the 1998 Annual Report to Share Owners.


TECHNICAL PRODUCTS AND SERVICES

            Technical Products and Services (5.3%, 5.4% and 5.9% of consolidated revenues in 1998, 1997 and 1996, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.


            Medical Systems include magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. Product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions and joint ventures continue to expand GE Medical Systems global activities. In 1998, the business completed three strategic acquisitions: Marquette Medical Systems, a global leader in diagnostic cardiology and patient monitoring devices, Diasonics Vingmed Ultrasound, a leading maker of cardiac ultrasound systems, and Elscint Ltd., which enhances Medical Systems' position in the nuclear imaging and magnetic resonance imaging segments. In 1997, the business acquired Lockheed Martin Medical Systems and a 20% stake in ALI, a leader in ultrasound image archiving. See page 37 of the 1998 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems.


            Business-to-business electronic commerce solutions are provided to over 100,000 trading partners around the world by GE Information Services
(GEIS). Its global networked-based solutions include Electronic Data Interchange and messaging services, Internet, intranet and systems integration services, and a line of applications that help customers to lower their costs, reduce cycle times, and improve quality in purchasing, logistics, and supplier and distribution channel management.

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

ALL OTHER GE

            All Other GE (0.3%, 0.3% and 0.4% of consolidated revenues in 1998, 1997 and 1996, respectively) consists mostly of income from licensing the use of GE technology and patents to others. As discussed in note 2 of the 1998 Annual Report to Share Owners, effective on January 1, 1999 GE transferred certain licenses and intellectual property pursuant to an agreement to sell the former RCA Consumer Electronics business.


GECS

            GECS (48.5%, 44.0% and 41.3% of consolidated revenues in 1998, 1997 and 1996, respectively) consists of 28 businesses that, for purposes of analysis, are grouped into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance. Very little of the financing provided by GECS businesses involves products that are manufactured by GE.


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


            On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1998, 1997 and 1996, respectively, were 1.50, 1.48 and 1.53, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and such redemption were to cause the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.


            A description of principal businesses included in each of GECS five operating activities follows.


Consumer Services

            GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in the United States and Japan. These products help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets and are sold through a family of regulated insurance and annuity companies. GEFA's principal product lines are annuities (deferred and immediate; either fixed or variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts, mutual funds, long-term care insurance, supplemental accident and health insurance, personal lines of automobile insurance and credit insurance. The distribution of these products is accomplished through four distribution methods: intermediaries (brokerage general agents, banks, securities brokerage firms, personal producing general agents and specialized brokers), career or dedicated sales forces, marketing through businesses and affinity groups and direct marketing. In 1998, GEFA acquired the infrastructure and sales force of Toho Mutual Life, establishing a major presence in the life insurance business in Japan.


            GE Capital Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, and, to a lesser extent, Asia. In the United States, AFS is one of the leading independent auto lessors for new and used lease financing and, to a much lesser degree, sub-prime and prime retail financing to customers. AFS also provides private-label financing for American Isuzu Motors, Inc. and participates in a private-label purchase program with Volvo of North America. In addition, AFS offers inventory financing programs and direct loans to segments of the automotive industry, including dealers and finance companies. AFS' Asian activities include affiliates in Taiwan, Hong Kong, Thailand and Japan. AFS also maintains additional presence in Asia through equity investments in Indonesia, Taiwan, Singapore, Malaysia, Korea, and India.


            GE Capital Auto Financial Services Europe ("AFS Europe") is a leading independent provider of automobile financing products to automobile dealers and their customers in Europe. Products include hire purchase, finance leases, loans and insurance premium financing. AFS Europe has a significant presence in 13 countries throughout Western and Central Europe including the United Kingdom, Ireland, Portugal, France, Spain, Italy, Sweden, Denmark, Poland, Czech Republic, Hungary, Switzerland and Austria.


            GE Card Services ("CS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. CS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. The wide range of financial services provided by CS includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory and retailers are obliged to maintain insurance coverage for the merchandise financed. CS also provides and services MasterCard and Visa credit card loan products issued to retail customers throughout the United States. These loans originate through loan portfolio acquisitions, direct mail campaigns, private-label credit card loan conversions, telemarketing efforts and point-of-sale applications. CS also issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs, and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes. CS has a noncontrolling interest in Montgomery Ward Holding Corp.
(MWHC), a retail organization, and certain other service and financial services organizations. As discussed on page 40 of the 1998 Annual Report to Share Owners, MWHC filed a bankruptcy petition for reorganization in 1997 and has announced plans to emerge from bankruptcy protection in 1999. CS also provides financing to customers of MWHC and affiliates.


            GE Capital Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia, and, to a lesser extent, South America as well as offering a variety of direct-to-consumer credit programs such as consumer loans, bankcards and credit insurance. GCF's wide range of proprietary financial services includes private-label credit cards, credit promotion and accounting services, billing

(in the retailer's name) and customer credit and collection services. During 1998, GCF expanded its global presence through acquisitions including Agrobanka in the Czech Republic, Prokredit Ltd. in Switzerland, and Koei Credit and Lake Finance in Japan. In addition, GCF launched a bankcard joint venture in India and a retail financing joint venture in Brazil. GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia, India and Brazil.


            GE Capital Mortgage Services, Inc. ("GECMSI"), a wholly-owned affiliate of GE Capital Mortgage Corporation, is engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packages the loans it originates and purchases into mortgage-backed securities, which it sells to investors. GECMSI also originates and services home equity loans.


Equipment Management

            GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, owners, lenders and investors. Financial products include financing leases, operating leases, and tax-advantaged and other incentive-based financing. GECAS also provides asset management, marketing, and technical support services to aircraft owners, lenders and investors. GECAS has firm orders and options for more than 250 new Boeing and Airbus aircraft with deliveries scheduled through 2006. GECAS current fleet comprises 850 owned and managed aircraft leased to more than 175 customers in 58 countries. During 1998, GECAS acquired a commercial aviation training business from Raytheon Company. The training facility, located at London's Gatwick airport, operates a wide range of full-flight motion simulators to train commercial pilots and serves more than 100 airlines.


            GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand, Brazil and Japan with approximately 950,000 cars and trucks under lease and service management. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies. In 1998, GECFS expanded its fleet management services with acquisitions of fleet logistics businesses in the United Kingdom, The Netherlands, Brazil and New Zealand.


            GE Capital Information Technology Solutions ("IT Solutions") is a leading worldwide provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in over 20 countries.

            Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 260,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 240 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 25,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. During 1998, TIP acquired the operating assets of Trailer Leasing Co., Inc., a trailer rental and leasing company in the United States. TIP also acquired a majority interest in Bay Cities Leasing LLC, a United States entity predominately doing business as a lessor of intermodal equipment. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.


            In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines, which lease on a long-term or master lease basis. Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("GECCF") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.


            GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which operates the second largest full-service truck leasing business and one of the largest commercial and consumer truck rental businesses in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1998, Penske had a fleet of about 78,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 32,000 additional vehicles. Penske also provides dedicated logistics operations support, which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

            GE American Communications ("GE Americom") is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, broadcast radio, business information and integrated communications services for government and commercial customers. GE Americom operates 13 communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities.


            GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 186,000 railcars in its total portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry, and a variety of lease options. GERSCO also owns and operates a network of railcar repair and maintenance facilities located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services. In addition, GERSCO is a pan-European provider of rail transport services, offering a broad range of railcar equipment and rail-related services to railroads, shippers and other transport providers.

            GE Capital Modular Space ("GECMS") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the GECMS stock fleet of approximately 120,000 mobile and modular units. During 1998, GECMS continued its European growth through the acquisition of certain units of the modular structure business of MVS GmbH. This acquisition doubled the size of the European fleet to approximately 50,000 units.


Mid-market Financing

            GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing. Products are either held for CEF's own account or brokered to third parties. Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that both redeploys off-lease equipment and monitors asset values. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.


            GE Capital Vendor Financial Services ("VFS") provides financing services to over 90 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia. Customers include major U.S. and foreign manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing.


            GE Capital European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country or pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, off-balance sheet financing, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors offer leasing programs.


Specialized Financing

            GE Capital Real Estate ("Real Estate") provides funds for the acquisition, refinancing and renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico, Europe, and the Far East. Real Estate also provides asset management services to real estate investors and selected services to real estate owners. Lending is a major portion of Real Estate's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically not less than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages. Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. Real Estate's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. To a lesser degree, Real Estate provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typically such investments range from $2 million to $10 million. Real Estate also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. Real Estate also provides investment products and advisory and asset management services to pension fund clients through GE Capital Investment Advisors, its registered investment advisor, as well as loan administration and servicing through GE Capital Asset Management. In addition, Real Estate offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances, roofing).


            GE Capital Structured Finance Group ("SFG") provides specialized financial products and services to clients in the commercial and industrial, communications, energy, and transportation sectors, worldwide. SFG combines industry and technical expertise with significant financial capabilities to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships.


            GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $5 million to over $200 million. CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups or invests directly on a select basis.


            GE Equity, formerly GE Capital Equity Capital Group, purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. GE Equity's primary objective is long-term capital appreciation. Investments include the retail, financial services, healthcare, food and beverage, cable and broadcasting industries. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.


Specialty Insurance

            GE Global Insurance, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance has two principal subsidiaries, Employers Reinsurance Corporation and Kemper Reinsurance Company. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance and provide reinsurance brokerage services. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.

            FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $131 billion at December 31, 1998. Approximately 86% of the business written to date by Financial Guaranty is municipal bond insurance. FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.


            GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1998, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,480,000 residential homes, with total insurance in force aggregating approximately $153 billion and total risk in force aggregating approximately $42 billion. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.


            GE Insurance Holdings (formerly Consolidated Financial Insurance) is a leading specialty insurer with operations in 13 European countries, Australia and the Philippines. GE Insurance Holdings is one of the leading payment protection insurers in the United Kingdom and Europe. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses. GE Insurance Holdings also provides an extensive range of personal investment products, including pension and purchased life annuities, home income plans and investment bonds through a network of over 6,000 independent financial advisors and a direct sales force, in the United Kingdom. In addition, GE Insurance Holdings sells insurance administration services for extended product warranty insurance and pet insurance, provides travel and personal accident insurance, and offers the management of uninsured loss claims on behalf of victims of traffic accidents.


GEOGRAPHIC SEGMENTS, EXPORTS FROM THE U.S. AND TOTAL INTERNATIONAL OPERATIONS

            Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 29 to consolidated financial statements on page 66 of the 1998 Annual Report to Share Owners.


            Additional financial data about GE's exports from the U.S. and total international operations are on pages 40 and 41 of the 1998 Annual Report to Share Owners.


ORDERS BACKLOG

            See pages 35, 37 and 46 of the 1998 Annual Report to Share Owners for information about GE's backlog of unfilled orders.


RESEARCH AND DEVELOPMENT

            Total expenditures for research and development were $1,930 million in 1998. Total expenditures had been $1,891 million in 1997 and $1,886 million in 1996. Of these amounts, $1,537 million in 1998 was GE-funded ($1,480 million in 1997 and $1,421 million in 1996); and $393 million in 1998 was funded by customers ($411 million in 1997 and $465 million in 1996), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both GE and customer funds. Medical Systems, Power Systems, Transportation Systems and Plastics made other significant expenditures of GE and customer research and development funds.


            Approximately 8,000 person-years of scientist and engineering effort were devoted to research and development activities in 1998, with about 87% of the time involved primarily in GE-funded activities.


ENVIRONMENTAL MATTERS

            See pages 46 and 60 of GE's 1998 Annual Report to Share Owners for a discussion of environmental matters.


EMPLOYEE RELATIONS

            At year-end 1998, General Electric Company and consolidated affiliates employed 293,000 persons, of whom approximately 163,000 were in the United States. For further information about employees, see page 47 of the 1998 Annual Report to Share Owners.


            Approximately 35,000 GE manufacturing, engineering and service employees in the United States are represented for collective bargaining purposes by a total of approximately 165 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE-AFL-CIO). During 1997, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2000. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.


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


            The Company owns, or holds licenses to use, numerous patents. New patents are continuously being obtained through the Company's research and development activities as existing patents expire. Patented inventions are used both within the Company and licensed to others, but no operating segment is substantially dependent on any single patent or group of related patents.

            Agencies of the U.S. Government constitute GE's largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:


                                           % of Consolidated
                                                Revenues        % of GE Revenues
                                           -----------------    ----------------
                                             1998 1997 1996      1998 1997 1996
                                             ---- ---- ----      ---- ---- ----
Total sales to U.S. Government Agencies        2%   2%   3%        4%   3%   4%
Aircraft Engines defense-related sales         1    2    2         3    3    3


ITEM 2. PROPERTIES

            Manufacturing operations are carried out at approximately 125 manufacturing plants located in 30 states in the United States and Puerto Rico and at some 155 manufacturing plants located in 30 other countries.


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


            As previously reported, the directors (other than Messrs. Cash, Gonzalez, Jung, Langone, Murphy, Nunn, Opie, Penske and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. The defendants' time for responding to the amended complaint has been extended until 30 days following the completion of discovery. The defendants believe the plaintiffs' claims are without merit.

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


            As previously reported, in August 1996, the Florida Department of Environmental Protection informed Greenwich Air Services that it was seeking penalties of $278,555 for violations of the state's hazardous waste law at its Miami facility (the facility was subsequently acquired as a portion of GE's purchase of Greenwich which was consummated in September 1997). The matter was settled on November 6, 1998, for $36,270 plus a supplemental wastewater treatment project.


            For further information regarding environmental matters, see pages 46 and 60 of GE's 1998 Annual Report to Share Owners.


            It is the view of management that none of the above described proceedings will have a material effect on the Company's financial position, results of operations, liquidity or competitive position.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

            With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:



--------------------------------------------------------------------------------
                                               Common stock market price
--------------------------------------------------------------------------------
                                                                  Dividends
(In dollars)                              High           Low       declared
--------------------------------------------------------------------------------

1998
     Fourth quarter                     $103 15/16    $69              $.35
     Third quarter                        96 7/8       72 5/8           .30
     Second quarter                       92           80 11/16         .30
     First quarter                        87 5/8       70 1/4           .30

1997
     Fourth quarter                      $76 9/16     $59              $.30
     Third quarter                        74 5/8       61 5/16          .26
     Second quarter                       68 1/4       48 9/16          .26
     First quarter                        54 3/16      47 15/16         .26
--------------------------------------------------------------------------------

            As of December 31, 1998, there were about 543,000 share owner accounts of record.

ITEM 6. SELECTED FINANCIAL DATA

            Reported as data for revenues; earnings from continuing operations; earnings from continuing operations per share; loss from discontinued operations; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets of continuing operations appearing on page 47 of the 1998 Annual Report to Share Owners.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Reported on pages 33-35 and 37-46 (and graphs on pages 25, 33, 34, 37, 38, 39 and 40-46) of the Annual Report to Share Owners for the fiscal year ended December 31, 1998.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Reported on pages 43-44 of the Annual Report to Share Owners for the fiscal year ended December 31, 1998.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See index under item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

            Executive Officers of the Registrant (As of March 25, 1999)



                                                                                             Date assumed
                                                                                             Executive Officer
Name                            Position                                       Age           position
---------------------------------------------------------------------------------------------------------------
John F. Welch, Jr.              Chairman of the Board and Chief
                                      Executive Officer                         63           April 1981
Philip D. Ameen                 Vice President and Comptroller                  50           April 1994
James R. Bunt                   Vice President and Treasurer                    57           January 1993
David L. Calhoun                Senior Vice President, GE Lighting              41           June 1995
William J. Conaty               Senior Vice President, Human Resources          53           October 1993
David M. Cote                   Senior Vice President, GE Appliances            46           June 1996
Dennis D. Dammerman             Vice Chairman of the Board and Executive
                                      Officer                                   53           March 1984
Lewis S. Edelheit               Senior Vice President, Research and
                                      Development                               56           November 1992
Benjamin W. Heineman, Jr.       Senior Vice President, General Counsel
                                      and Secretary                             55           September 1987
Jeffrey R. Immelt               Senior Vice President, GE Medical Systems       43           January 1997
Goran S. Malm                   Senior Vice President, GE Asia-Pacific          52           October 1997
W. James McNerney, Jr.          Senior Vice President, GE Aircraft Engines      49           January 1992
Eugene F. Murphy                Vice Chairman of the Board and Executive
                                      Officer                                   63           October 1986
Robert L. Nardelli              Senior Vice President, GE Power Systems         50           February 1992
Robert W. Nelson                Vice President, Financial Planning
                                      and Analysis                              58           September 1991
John D. Opie                    Vice Chairman of the Board and Executive
                                      Officer                                   61           August 1986
Gary M. Reiner                  Senior Vice President, Chief Information
                                      Officer                                   44           January 1991
John G. Rice                    Vice President, GE Transportation               42           September 1997
Gary L. Rogers                  Senior Vice President, GE Plastics              54           December 1989
Keith S. Sherin                 Senior Vice President, Finance, and
                                      Chief Financial Officer                   40           December 1998
Lloyd G. Trotter                Senior Vice President, GE Industrial Systems    53           November 1992


            All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years.


            The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 21, 1999.

ITEM 11. EXECUTIVE COMPENSATION

            Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 21, 1999.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 21, 1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 21, 1999.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1998.

                                                      Annual       10-K
                                                      Report       Report
                                                      Page(s)      Page(s)
                                                      -------      -------
Statement of earnings for the years
    ended December 31, 1998, 1997 and 1996            26           F-2
Consolidated statement of changes in
    share owners' equity for the years ended
    December 31, 1998, 1997 and 1996                  26           F-2
Statement of financial position at
    December 31, 1998 and 1997                        28           F-4
Statement of cash flows for the years
    ended December 31, 1998, 1997 and 1996            30           F-6
Independent Auditors' Report                          32           F-8
Other financial information:
    Notes to consolidated financial statements        48-68        F-24 to F-44
    Operating segment information                     35-40        F-11 to F-16
                                                      64-65        F-40 to F-41
    Geographic segment information                    66           F-42
    Operations by quarter (unaudited)                 68           F-44

      (a)2. The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


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

            (n) General Electric Leadership Life Insurance Program, effective January 1, 1994. (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

            (o) General Electric 1996 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 24, 1996.)

            (p) General Electric 1995 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1995.)

            (q) General Electric 1996 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996.)

            (r) Employment and Post-Retirement Consulting Agreement Between General Electric Company and John F. Welch, Jr. (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996.)

            (s) General Electric 1997 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

            (t) General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997. (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

            (u) General Electric Deferred Compensation Plan for Directors, as amended December 19, 1997. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

            (v)   General Electric 1998 Executive Deferred Salary Plan.*

            (w) General Electric Non-Employee Director Fee Plan (Formerly the Deferred Compensation Plan for Directors).*

      (11)  Statement re Computation of Per Share Earnings.**


      (12)  Computation of Ratio of Earnings to Fixed Charges.*


      (21)  Subsidiaries of Registrant.*


      (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-29024, 33-3908, 33-39596, 33-39596-01,
            33-47085, 33-50639, 33-61029, 33-61029-01, 333-46551 and 333-59671),
            on Form S-4 (Registration Nos. 333-01947 and 333-74417) and on Form S-8 (Registration Nos. 2-84145, 33-35922, 333-01953, 333-23767,
            333-42695 and 333-74415).*


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

      (99)(c) Letter, dated June 29, 1995, from Dennis D. Dammerman of General Electric Company to Gary C. Wendt of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of share of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to General Electric Capital Corporation's Registration Statement on Form S-3, File No. 33-61257.)

      *     Filed electronically herewith.

      ** Information required to be presented in Exhibit 11 is now provided in note 9 to the 1998 Annual Report to Share Owners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE.


      (b)   Reports on Form 8-K during the quarter ended December 31, 1998.


            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1998, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 25th day of March 1999.


                                              General Electric Company
                                                    (Registrant)



                                      By  Keith S. Sherin
                                          -----------------------------------
                                          Senior Vice President, Finance, and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signer                    Title                          Date
         ------                    -----                          ----


Keith S. Sherin
-------------------------------
Senior Vice President, Finance,    Principal Financial Officer    March 25, 1999
and Chief Financial Officer


Philip D. Ameen
-------------------------------
Vice President and Comptroller     Principal Accounting Officer   March 25, 1999


John F. Welch, Jr.*                Chairman of the Board of Directors
                                     (Principal Executive Officer)


Dennis D. Dammerman*               Director
Paolo Fresco*                      Director
Claudio X. Gonzalez*               Director
Kenneth G. Langone*                Director
Eugene F. Murphy*                  Director
Sam Nunn*                          Director
John D. Opie*                      Director
Roger S. Penske*                   Director
Andrew C. Sigler*                  Director
Douglas A. Warner III*             Director


A majority of the Board of Directors




*By    Benjamin W. Heineman, Jr.
      -----------------------------------
       Attorney-in-fact
       March 25, 1999

 F-1
ANNUAL REPORT PAGE 25
---------------------

FINANCIAL SECTION

      CONTENTS

32    INDEPENDENT AUDITORS' REPORT

      AUDITED FINANCIAL STATEMENTS
26    Earnings
26    Changes in Share Owners' Equity
28    Financial Position
30    Cash Flows
48    Notes to Consolidated Financial Statements

      MANAGEMENT'S DISCUSSION
32    Financial Responsibility
33    Operations
33       Consolidated Operations
35       Segment Operations
40       International Operations
42    Financial Resources and Liquidity
46    Selected Financial Data

                                 [CHART HERE]
CONSOLIDATED REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                       $60.109     $70.028     $79.179     $90.840  $100.469
-----------------------------------------------------------------------------


                                 [CHART HERE]

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
-----------------------------------------------------------------------------
(IN DOLLARS)              1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                         $1.71       $1.93       $2.16       $2.46     $2.80
-----------------------------------------------------------------------------


                                 [CHART HERE]
DIVIDENDS DECLARED PER SHARE
-----------------------------------------------------------------------------
(IN DOLLARS)              1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                        $0.745      $0.845       $0.95       $1.08     $1.25
-----------------------------------------------------------------------------

 F-2
ANNUAL REPORT PAGE 26
---------------------

STATEMENT OF EARNINGS
                                                                      General Electric Company
                                                                     and consolidated affiliates
                                                                 ----------------------------------
For the years ended December 31 (In millions;
per-share amounts in dollars)                                         1998        1997        1996
---------------------------------------------------------------------------------------------------
REVENUES
   Sales of goods                                                $  43,749   $  40,675   $  36,106
   Sales of services                                                14,938      12,729      11,791
   Other income (note 2)                                               649       2,300         638
   Earnings of GECS                                                     --          --          --
   GECS revenues from services (note 3)                             41,133      35,136      30,644
                                                                 ----------------------------------
     Total revenues                                                100,469      90,840      79,179
                                                                 ----------------------------------
COSTS AND EXPENSES (note 4)
   Cost of goods sold                                               31,772      30,889      26,298
   Cost of services sold                                            10,508       9,199       8,293
   Interest and other financial charges                              9,753       8,384       7,904
   Insurance losses and policyholder and annuity benefits            9,608       8,278       6,678
   Provision for losses on financing receivables (note 7)            1,609       1,421       1,033
   Other costs and expenses                                         23,477      21,250      17,898
   Minority interest in net earnings of consolidated affiliates        265         240         269
                                                                 ----------------------------------
     Total costs and expenses                                       86,992      79,661      68,373
                                                                 ----------------------------------
EARNINGS BEFORE INCOME TAXES                                        13,477      11,179      10,806
Provision for income taxes (note 8)                                 (4,181)     (2,976)     (3,526)
                                                                 ----------------------------------
NET EARNINGS                                                     $   9,296   $   8,203   $   7,280
===================================================================================================
PER-SHARE AMOUNTS (note 9)
Diluted earnings per share                                       $    2.80   $    2.46   $    2.16
Basic earnings per share                                         $    2.84   $    2.50   $    2.20
---------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE                                     $    1.25   $    1.08   $    0.95
---------------------------------------------------------------------------------------------------

 F-3
ANNUAL REPORT PAGE 27
---------------------

STATEMENT OF EARNINGS (continued)
                                                                                   GE                              GECS
For the years ended December 31 (In millions;                       ------------------------------   -------------------------------
per-share amounts in dollars)                                          1998       1997       1996       1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales of goods                                                   $ 36,376   $ 36,059   $ 34,196   $  7,374   $  4,622   $  1,926
   Sales of services                                                  15,170     12,893     11,923         --         --         --
   Other income (note 2)                                                 684      2,307        629         --         --         --
   Earnings of GECS                                                    3,796      3,256      2,817         --         --         --
   GECS revenues from services (note 3)                                   --         --         --     41,320     35,309     30,787

                                                                    -------------------------------  -------------------------------
     Total revenues                                                   56,026     54,515     49,565     48,694     39,931     32,713
                                                                    -------------------------------  -------------------------------
COSTS AND EXPENSES (note 4)
   Cost of goods sold                                                 24,996     26,747     24,594      6,777      4,147      1,720
   Cost of services sold                                              10,740      9,363      8,425         --         --         --
   Interest and other financial charges                                  883        797        595      8,966      7,649      7,326
   Insurance losses and policyholder and annuity benefits                 --         --         --      9,608      8,278      6,678
   Provision for losses on financing receivables (note 7)                 --         --         --      1,609      1,421      1,033
   Other costs and expenses                                            7,177      7,476      6,274     16,426     13,893     11,741
   Minority interest in net earnings of consolidated affiliates          117        119        102        148        121        167
                                                                    -------------------------------  -------------------------------
     Total costs and expenses                                         43,913     44,502     39,990     43,534     35,509     28,665
                                                                    -------------------------------  -------------------------------
EARNINGS BEFORE INCOME TAXES                                          12,113     10,013      9,575      5,160      4,422      4,048
Provision for income taxes (note 8)                                   (2,817)    (1,810)    (2,295)    (1,364)    (1,166)    (1,231)
                                                                    -------------------------------  -------------------------------
NET EARNINGS                                                        $  9,296   $  8,203   $  7,280   $  3,796   $  3,256   $  2,817
====================================================================================================================================

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


CONSOLIDATED STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY
                                                                       -------------------------------

(In millions)                                                              1998       1997       1996
------------------------------------------------------------------------------------------------------
CHANGES IN SHARE OWNERS' EQUITY
Balance at January 1                                                   $ 34,438   $ 31,125   $ 29,609
                                                                       -------------------------------
Dividends and other transactions with share owners (note 25)             (5,178)    (5,615)    (5,318)
                                                                       -------------------------------
Changes other than transactions with share owners
   Increases attributable to net earnings                                 9,296      8,203      7,280
   Unrealized gains (losses) on investment securities-- net (note 25)       264      1,467       (329)
   Currency translation adjustments (note 25)                                60       (742)      (117)
                                                                       -------------------------------
     Total changes other than transactions with share owners              9,620      8,928      6,834
                                                                       -------------------------------
Balance at December 31                                                 $ 38,880   $ 34,438   $ 31,125
======================================================================================================

The notes to consolidated financial statements on pages 48-68 are an integral part of these statements.

 F-4
ANNUAL REPORT PAGE 28
---------------------

STATEMENT OF FINANCIAL POSITION

                                                                 General Electric Company
                                                                and consolidated affiliates
                                                                ---------------------------

At December 31 (In millions)                                              1998        1997
-------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                 $   4,317   $   5,861
Investment securities (note 10)                                         78,717      70,621
Current receivables (note 11)                                            8,224       8,924
Inventories (note 12)                                                    6,049       5,895
Financing receivables (investments in time sales, loans and
   financing leases) -- net (notes 7 and 13)                           121,566     103,799
Other GECS receivables (note 14)                                        24,789      17,655
Property, plant and equipment (including equipment leased
   to others) -- net (note 15)                                          35,730      32,316
Investment in GECS                                                          --          --
Intangible assets -- net (note 16)                                      23,635      19,121
All other assets (note 17)                                              52,908      39,820
                                                                ---------------------------
TOTAL ASSETS                                                         $ 355,935   $ 304,012
===========================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                      $ 115,378   $  98,075
Accounts payable, principally trade accounts                            12,502      10,407
Progress collections and price adjustments accrued                       2,765       2,316
Dividends payable                                                        1,146         979
All other GE current costs and expenses accrued (note 18)                9,788       8,891
Long-term borrowings (note 19)                                          59,663      46,603
Insurance liabilities, reserves and annuity benefits (note 20)          77,259      67,270
All other liabilities (note 21)                                         24,939      22,700
Deferred income taxes (note 22)                                          9,340       8,651
                                                                ---------------------------
   Total liabilities                                                   312,780     265,892
                                                                ---------------------------
   Minority interest in equity of consolidated
      affiliates (note 23)                                               4,275       3,682
                                                                ---------------------------
Accumulated unrealized gains on investment securities-- net (a)          2,402       2,138
Accumulated currency translation adjustments (a)                          (738)       (798)
Common stock (3,271,296,000 and 3,264,592,000 shares outstanding
   at year-end 1998 and 1997, respectively)                                594         594
Other capital                                                            6,808       4,434
Retained earnings                                                       48,553      43,338
Less common stock held in treasury                                     (18,739)    (15,268)
                                                                ---------------------------
   Total share owners' equity (notes 25 and 26)                         38,880      34,438
                                                                ---------------------------
TOTAL LIABILITIES AND EQUITY                                         $ 355,935   $ 304,012
===========================================================================================

The notes to consolidated financial statements on pages 48-68 are an integral part of this statement.

(a) The sum of accumulated unrealized gains on investment securities and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," as shown in note 25, and was $1,664 million and $1,340 million at year-end 1998 and 1997, respectively.

 F-5
ANNUAL REPORT PAGE 29
---------------------

STATEMENT OF FINANCIAL POSITION (continued)
                                                                                            GE                           GECS
                                                                                ------------------------      ----------------------

At December 31 (In millions)                                                          1998         1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                              $  1,175     $  1,157     $   3,342     $   4,904
Investment securities (note 10)                                                        259          265        78,458        70,356
Current receivables (note 11)                                                        8,483        9,054            --            --
Inventories (note 12)                                                                5,305        5,109           744           786
Financing receivables (investments in time sales, loans and
   financing leases) -- net (notes 7 and 13)                                            --           --       121,566       103,799
Other GECS receivables (note 14)                                                        --           --        25,973        18,332
Property, plant and equipment (including equipment leased
   to others) -- net (note 15)                                                      11,694       11,118        24,036        21,198
Investment in GECS                                                                  19,727       17,239            --            --
Intangible assets -- net (note 16)                                                   9,996        8,755        13,639        10,366
All other assets (note 17)                                                          18,031       14,729        35,539        25,667

                                                                                ------------------------      ----------------------
TOTAL ASSETS                                                                      $ 74,670     $ 67,426     $ 303,297     $ 255,408
====================================================================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                                   $  3,466     $  3,629     $ 113,162     $  95,274
Accounts payable, principally trade accounts                                         4,845        4,779         8,815         6,490
Progress collections and price adjustments accrued                                   2,765        2,316            --            --
Dividends payable                                                                    1,146          979            --            --
All other GE current costs and expenses accrued (note 18)                            9,708        8,763            --            --
Long-term borrowings (note 19)                                                         681          729        59,038        45,989
Insurance liabilities, reserves and annuity benefits (note 20)                          --           --        77,259        67,270
All other liabilities (note 21)                                                     12,613       11,539        12,247        11,067
Deferred income taxes (note 22)                                                       (250)        (315)        9,590         8,966

                                                                                ------------------------      ----------------------
   Total liabilities                                                                34,974       32,419       280,111       235,056
                                                                                ------------------------      ----------------------
   Minority interest in equity of consolidated affiliates (note 23)                    816          569         3,459         3,113
                                                                                ------------------------      ----------------------
Accumulated unrealized gains on investment securities -- net (a)                     2,402        2,138         2,376         2,135
Accumulated currency translation adjustments (a)                                      (738)        (798)         (215)         (185)
Common stock (3,271,296,000 and 3,264,592,000 shares outstanding
   at year-end 1998 and 1997, respectively)                                            594          594             1             1
Other capital                                                                        6,808        4,434         2,490         2,337
Retained earnings                                                                   48,553       43,338        15,075        12,951
Less common stock held in treasury                                                 (18,739)     (15,268)           --            --
                                                                                ------------------------      ----------------------
   Total share owners' equity (notes 25 and 26)                                     38,880       34,438        19,727        17,239
                                                                                ------------------------      ----------------------
TOTAL LIABILITIES AND EQUITY                                                      $ 74,670     $ 67,426     $ 303,297     $ 255,408
====================================================================================================================================

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 28.

 F-6
ANNUAL REPORT PAGE 30
---------------------

STATEMENT OF CASH FLOWS
                                                                              General Electric Company
                                                                            and consolidated affiliates
                                                                        ---------------------------------

For the years ended December 31 (In millions)                               1998        1997        1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $  9,296    $  8,203    $  7,280
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization of property, plant and equipment        4,377       4,082       3,785
     Amortization of goodwill and other intangibles                        1,483       1,187         983
     Earnings retained by GECS                                                --          --          --
     Deferred income taxes                                                 1,143         284       1,145
     Decrease in GE current receivables                                      649         250         118
     Decrease (increase) in inventories                                      150        (386)       (134)
     Increase (decrease) in accounts payable                               1,576         200         641
     Increase in insurance liabilities, reserves and annuity benefits      3,670       1,669       1,491
     Provision for losses on financing receivables                         1,609       1,421       1,033
     All other operating activities                                       (4,593)     (2,670)      1,509
                                                                        ---------------------------------
CASH FROM OPERATING ACTIVITIES                                            19,360      14,240      17,851
                                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                (8,982)     (8,388)     (7,760)
Dispositions of property, plant and equipment                              4,043       2,251       1,363
Net increase in GECS financing receivables                                (6,301)     (1,898)     (2,278)
Payments for principal businesses purchased                              (18,610)     (5,245)     (5,516)
All other investing activities                                           (10,283)     (4,995)     (6,021)
                                                                        ---------------------------------
CASH USED FOR INVESTING ACTIVITIES                                       (40,133)    (18,275)    (20,212)
                                                                        ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in borrowings (maturities of 90 days or less)                16,881      13,684      11,827
Newly issued debt (maturities longer than 90 days)                        42,008      21,249      23,153
Repayments and other reductions (maturities longer than 90 days)         (32,814)    (23,787)    (25,906)
Net purchase of GE shares for treasury                                    (2,819)     (2,815)     (2,323)
Dividends paid to share owners                                            (3,913)     (3,411)     (3,050)
All other financing activities                                              (114)        785          28
                                                                        ---------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                                 19,229       5,705       3,729
                                                                        ---------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                   (1,544)      1,670       1,368
Cash and equivalents at beginning of year                                  5,861       4,191       2,823
                                                                        ---------------------------------
Cash and equivalents at end of year                                     $  4,317    $  5,861    $  4,191
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                  $ (9,297)   $ (8,264)   $ (7,874)
Cash paid during the year for income taxes                                (2,098)     (1,937)     (1,392)
=========================================================================================================

The notes to consolidated financial statements on pages 48-68 are an integral part of this statement.

 F-7
ANNUAL REPORT PAGE 31
---------------------

STATEMENT OF CASH FLOWS (continued)
                                                                                     GE                             GECS
                                                                      -----------------------------  -------------------------------

For the years ended December 31 (In millions)                             1998      1997      1996       1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $  9,296   $ 8,203   $ 7,280   $  3,796   $  3,256   $  2,817
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization of property, plant and equipment      1,761     1,622     1,635      2,616      2,460      2,150
     Amortization of goodwill and other intangibles                        531       407       328        952        780        655
     Earnings retained by GECS                                          (2,124)   (1,597)   (1,836)        --         --         --
     Deferred income taxes                                                 594      (514)       68        549        798      1,077
     Decrease in GE current receivables                                    520       215       152         --         --         --
     Decrease (increase) in inventories                                     69      (145)      (76)        81       (244)       (58)
     Increase (decrease) in accounts payable                               199       237       197      1,673        (64)       318
     Increase in insurance liabilities, reserves and annuity benefits       --        --        --      3,670      1,669      1,491
     Provision for losses on financing receivables                          --        --        --      1,609      1,421      1,033
     All other operating activities                                       (814)      889     1,319     (3,991)    (3,851)       284
                                                                      -----------------------------  -------------------------------
CASH FROM OPERATING ACTIVITIES                                          10,032     9,317     9,067     10,955      6,225      9,767
                                                                      -----------------------------  -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                              (2,047)   (2,191)   (2,389)    (6,935)    (6,197)    (5,371)
Dispositions of property, plant and equipment                                6        39        30      4,037      2,212      1,333
Net increase in GECS financing receivables                                  --        --        --     (6,301)    (1,898)    (2,278)
Payments for principal businesses purchased                             (1,455)   (1,425)   (1,122)   (17,155)    (3,820)    (4,394)
All other investing activities                                             477       483      (106)   (11,078)    (5,646)    (6,090)
                                                                      -----------------------------  -------------------------------
CASH USED FOR INVESTING ACTIVITIES                                      (3,019)   (3,094)   (3,587)   (37,432)   (15,349)   (16,800)
                                                                      -----------------------------  -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in borrowings (maturities of 90 days or less)               1,015       809       974     16,288     13,594     11,026
Newly issued debt (maturities longer than 90 days)                         509       424       252     41,440     20,825     22,901
Repayments and other reductions (maturities longer than 90 days)        (1,787)   (1,030)   (1,250)   (31,027)   (22,757)   (24,656)
Net purchase of GE shares for treasury                                  (2,819)   (2,815)   (2,323)        --         --         --
Dividends paid to share owners                                          (3,913)   (3,411)   (3,050)    (1,672)    (1,653)      (981)
All other financing activities                                              --        --        --       (114)       785         28
                                                                      -----------------------------  -------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                               (6,995)   (6,023)   (5,397)    24,915     10,794      8,318
                                                                      -----------------------------  -------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                     18       200        83     (1,562)     1,670      1,285
Cash and equivalents at beginning of year                                1,157       957       874      4,904      3,234      1,949
                                                                      -----------------------------  -------------------------------
Cash and equivalents at end of year                                   $  1,175   $ 1,157   $   957   $  3,342   $  4,904   $  3,234
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                $   (620)  $  (467)  $  (411)  $ (8,677)  $ (7,797)  $ (7,463)
Cash paid during the year for income taxes                              (1,151)   (1,596)   (1,286)      (947)      (341)      (106)
====================================================================================================================================

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 30.

 F-8
ANNUAL REPORT PAGE 32
---------------------


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

   KPMG LLP provides an objective, independent review of management's discharge of its obligations relating to the fairness of reporting of operating results and financial condition. Their report for 1998 appears below.

   The Audit Committee of the Board (consisting solely of Directors from outside
GE) maintains an ongoing appraisal -- on behalf of share owners -- of the activities and independence of the Company's independent auditors, the activities of its internal audit staff, financial reporting process, internal financial controls and compliance with key Company policies.





John F. Welch, Jr.            Keith S. Sherin
Chairman of the Board and     Senior Vice President, Finance, and
Chief Executive Officer       Chief Financial Officer

February 12, 1999

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14 (a)1 on page 22. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP

Stamford, Connecticut
February 12, 1999

 F-9
ANNUAL REPORT PAGE 33
---------------------

MANAGEMENT'S DISCUSSION OF OPERATIONS

OVERVIEW

General Electric Company's consolidated financial statements represent the combination of the Company's manufacturing and nonfinancial services businesses ("GE") and the accounts of General Electric Capital Services, Inc. ("GECS"). See
note 1 to the consolidated financial statements, which explains how the various financial data are presented.

    Management's Discussion of Operations is presented in three parts:
Consolidated Operations, Segment Operations and International Operations.

CONSOLIDATED OPERATIONS

GE achieved record revenues, earnings and cash generation in 1998. This year's performance again demonstrated the benefits of GE's continuing emphasis on growth in services, Six Sigma quality and globalization.

   Revenues, including acquisitions, rose to a record $100.5 billion in 1998, up 11% from 1997. This increase was primarily attributable to continued growth from global activities and product services. Revenues were $90.8 billion in 1997, a 15% increase from 1996 attributable primarily to increased global activities and higher sales of product services.

   Earnings increased to a record $9.296 billion, a 13% increase from $8.203 billion reported in 1997. Earnings per share increased to $2.80 during 1998, up 14% from the prior year's $2.46. Except as otherwise noted, earnings per share are presented on a diluted basis. Earnings in 1997 rose 13% from $7.280 billion reported in 1996. In 1997, earnings per share increased 14% from $2.16 per share in 1996. Growth rates in earnings per share exceeded growth rates in earnings as a result of the ongoing repurchase of shares under the six-year, $17 billion share repurchase plan initiated in December 1994.

    A consolidated statement of changes in share owners' equity is provided on page 26, summarizing information about movements in equity from transactions with share owners and other sources. Additional information about such changes is provided in note 25.

NEW ACCOUNTING STANDARDS issued in 1998 are described below.

   Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. GE will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

   Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. The SOP, which is consistent with GE's previous accounting policy, is effective for financial statements beginning January 1, 1999.

DIVIDENDS DECLARED IN 1998 AMOUNTED TO $4.081 BILLION. Per-share dividends of $1.25 were up 16% from 1997, following a 14% increase from the preceding year. GE has rewarded its share owners with 23 consecutive years of dividend growth. The chart below illustrates that GE's dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor's 500 stock index.

RETURN ON AVERAGE SHARE OWNERS' EQUITY reached 25.7% in 1998, up from 25.0% and 24.0% in 1997 and 1996, respectively.

                                 [CHART HERE]

GE/S&P CUMULATIVE DIVIDEND GROWTH SINCE 1993
-----------------------------------------------------------------------------
                         1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
GE                      14.09%      26.41%      40.24%      58.25%    83.53%
S&P 500                  4.77        9.62       18.44       23.21     28.78
-----------------------------------------------------------------------------

 F-10
ANNUAL REPORT PAGE 34
---------------------

   Except as otherwise noted, the analysis in the remainder of this section presents GE results with GECS on an equity basis.

GE TOTAL REVENUES were $56.0 billion in 1998, compared with $54.5 billion in 1997 and $49.6 billion in 1996.

o GE sales of goods and services were $51.5 billion in 1998, an increase of 5% from 1997, which in turn was 6% higher than in 1996. Volume was about 8% higher in 1998, including acquisitions, reflecting growth in most businesses during the year. While overall selling prices were down slightly in 1998, the effects of selling prices on sales in various businesses differed markedly. Revenues were also negatively affected by exchange rates for sales denominated in other than U.S. dollars. Volume in 1997 was about 9% higher than in 1996, with selling price and currency effects both slightly negative.

    For purposes of the required financial statement display of GE sales and costs of sales on pages 26 and 27, "goods" refers to tangible products, and "services" refers to all other sales, including broadcasting and information services activities. An increasingly important element of GE sales relates to product services, including both spare parts (goods) as well as repair services. Sales of product services were $12.6 billion in 1998, including acquisitions, a strong double-digit increase over 1997. Nearly all businesses reported increases in product services revenues, led by double-digit increases at Aircraft Engines, Transportation Systems and Power Systems. Operating margin from product services was approximately $2.8 billion, up from $2.5 billion in 1997. This improvement was primarily attributable to strong growth at Aircraft Engines and Power Systems.

o GE other income, earned from a wide variety of sources, was $0.7 billion in 1998, $2.3 billion in 1997 and $0.6 billion in 1996. The decrease in other income in 1998 was primarily attributable to the lack of a current-year counterpart to the $1,538 million after-tax gain realized in 1997 from exchanging preferred stock in Lockheed Martin Corporation (Lockheed Martin) for the stock of a newly formed subsidiary as described in note 2.

o Earnings of GECS were up 17% in 1998, following a 16% increase the year before. See page 37 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses.

   The Six Sigma quality initiative is an important factor affecting GE's cost structure. The benefits of Six Sigma quality are reflected in both variable and base cost productivity (discussed on page 35) as well as in lower direct material costs.

                                 [CHART HERE]

GE OPERATING MARGIN AS A PERCENTAGE OF SALES
-----------------------------------------------------------------------------
                         1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
AS REPORTED              13.6%       14.4%       14.8%       11.0%     16.7%
RESTRUCTURING AND
   OTHER SPECIAL
   CHARGES                  -           -           -         4.7         -
                         ---------------------------------------------------
OPERATING MARGIN
   BEFORE RESTRUCTURING
   AND OTHER SPECIAL
   CHARGES               13.6%       14.4%       14.8%       15.7%     16.7%
-----------------------------------------------------------------------------

   Comparisons between 1998 and 1997 costs and expenses are affected by restructuring and other special charges amounting to $2,322 million recorded in the fourth quarter of 1997. Aggregate restructuring charges of $1,243 million covered certain costs of plans that will enhance GE's global competitiveness through rationalization of certain production, service and administration activities of its worldwide industrial businesses; among these charges were $577 million of special early retirement pension, health and life benefit costs, including a one-time voluntary early retirement program that was provided to the U.S. work force in the 1997 labor contracts. Also included in restructuring charges were other severance costs as well as certain costs of exiting affected properties, including site demolitions, asset write-offs and expected losses on subleases.

   Other special charges amounting to $1,079 million were also recorded in 1997, principally associated with strategic decisions to enhance the long-term competitiveness of certain industrial businesses and fourth-quarter developments arising from past activities at several current and former manufacturing sites not associated with any current business segments. Such special charges included $275 million to reflect higher estimated manufacturing costs to fill firm customer orders for an aircraft engine program and $261 million that related principally to gas turbine warranty costs and costs arising from renegotiation and resolution of certain disputes in the Power Systems business.

   As discussed on page 35, restructuring and other special charges are not allocated to segments for purposes of measuring segment profit.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. GE operating margin reached a record 16.7% of sales in 1998, compared with 15.7% achieved in 1997 before the effects of restructuring and other special charges, and 14.8% in 1996. Including restructuring and other special charges, GE reported operating margin of 11.0% of sales in 1997. The improvement in ongoing operating margin in

 F-11
ANNUAL REPORT PAGE 35
---------------------

1998 was broad-based, with improvements in a majority of GE's businesses reflecting the increasing benefits from GE's product services and Six Sigma quality initiatives.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) has paralleled the significant improvement in GE's ongoing operating margin. Total cost productivity in 1998 was 4.4%, reflecting benefits from the Six Sigma quality initiative as well as higher volume. Three businesses -- Medical Systems, Power Systems and NBC -- achieved productivity in excess of 5%. Total cost productivity was 4.2% in 1997, reflecting Six Sigma benefits and the positive effects of higher volume. In 1997, three businesses -- Power Systems, NBC and Plastics -- reported productivity in excess of 5%. The total contribution of productivity in the last two years offset not only the negative effects of total cost inflation, but also the effects of selling price decreases.

GE INTEREST AND OTHER FINANCIAL CHARGES in 1998 amounted to $883 million, compared with $797 million in 1997 and $595 million in 1996. Lower interest rates in 1998 and 1997 were more than offset by higher average levels of borrowings and other financing activities.

INCOME TAXES on a consolidated basis were 31.0% of pretax earnings in 1998, compared with 26.6% in 1997 and 32.6% in 1996. The most significant factor explaining 1997's lower effective tax rate was the 4.8% decrease attributable to the realized gain on the tax-free exchange of Lockheed Martin Corporation preferred stock. A more detailed analysis of the differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about income tax provisions, is provided in note 8.

RETURN ON AVERAGE TOTAL CAPITAL INVESTED was 23.9% at year-end 1998, compared with 23.6% in 1997 and 22.2% in 1996.

SEGMENT OPERATIONS

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 36. At year-end 1998, GE adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management. The most significant change from previous Annual Reports is that restructuring and other special charges are not included in the measure of segment profit. Previously reported data have been restated as required by SFAS No. 131. For additional information, including a description of the products and services included in each segment, see note 28.

AIRCRAFT ENGINES achieved a 32% increase in revenues in 1998, following a 24% increase in 1997, on higher volume in commercial engines and product services, including acquisitions, in both years. Operating profit increased 30% in 1998, and 13% in 1997, largely as a result of strong growth in product services as well as good volume growth in commercial engines.

   In 1998, $1.6 billion of Aircraft Engines revenues were from sales to the U.S. government, an increase of $0.1 billion from 1997, which was $0.3 billion lower than in 1996.

   Aircraft Engines received orders of $10.8 billion in 1998, up $1.9 billion from 1997. The backlog at year-end 1998 was $9.7 billion ($9.5 billion at the end of 1997). Of the total, $7.5 billion related to products, about 52% of which was scheduled for delivery in 1999, and the remainder related to 1999 product services.

APPLIANCES revenues were 3% lower than a year ago, reflecting primarily selling price decreases and, to a lesser extent, lower volume. Operating profit was 2% lower as the decreases in selling prices and volume more than offset productivity from Six Sigma. Revenues in 1997 were 4% higher than in 1996, reflecting primarily acquisition-related volume. Operating profit increased 3% in 1997, primarily as a result of productivity and higher volume, partially offset by lower selling prices.

INDUSTRIAL PRODUCTS AND SYSTEMS revenues increased 2% in 1998, primarily as a result of volume increases at Transportation Systems and Industrial Systems that were partially offset by lower selling prices across most businesses in the segment. Operating profit increased 5%, reflecting productivity from Six Sigma and the improvement in volume, which more than offset the effects of selling price decreases. Revenues rose 6% in 1997 as improved volume more than offset weaker pricing across all businesses in the segment. Operating profit increased 13% in 1997, the result of Six Sigma-based productivity and volume improvements across the segment, which more than offset the effects of lower selling prices.

    Transportation Systems received orders of $2.4 billion in 1998, about the same as in 1997. The backlog at year-end 1998 was $2.3 billion ($2.0 billion at the end of 1997). Of the total, $2.1 billion related to products, about 83% of which was scheduled for shipment in 1999, and the remainder related to 1999 product services.

NBC revenues increased 2% in 1998, reflecting higher revenues in NBC's owned-and-operated stations, including revenues from station acquisitions and growth in cable operations, the combination of which more than offset lower network revenues. Operating profit was 11% higher than a year ago as improved results in international, cable operations and owned-and-operated stations, as well as cost reductions across NBC, more than offset higher license fees for certain prime-time programs that were renewed. Revenues decreased 2% in 1997 as a strong advertising marketplace was more than offset by the absence of a 1997 counterpart to NBC's broadcast of the 1996 Summer Olympic Games. Operating profit increased 19% in 1997, reflecting improved prime-time pricing, strong

 F-12
ANNUAL REPORT PAGE 36
---------------------

SUMMARY OF OPERATING SEGMENTS
                                                                        General Electric Company and consolidated affiliates

                                                                  ------------------------------------------------------------------

For the years ended December 31 (In millions)                          1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
   GE
     Aircraft Engines                                             $  10,294      $  7,799      $  6,302      $  6,098      $  5,830
     Appliances                                                       5,619         5,801         5,586         5,137         5,204
     Industrial Products and Systems                                 11,222        10,984        10,401        10,209         9,375
     NBC                                                              5,269         5,153         5,232         3,919         3,361
     Plastics                                                         6,633         6,695         6,509         6,647         5,681
     Power Systems                                                    8,466         7,915         7,643         6,962         6,357
     Technical Products and Services                                  5,323         4,861         4,700         4,430         4,285
     All Other                                                          264           308           291           292           253
     Eliminations                                                    (1,367)       (1,176)       (1,032)       (1,082)       (1,068)
                                                                  ------------------------------------------------------------------
        Total GE segment revenues                                    51,723        48,340        45,632        42,612        39,278
   Corporate items <F1>                                                 507         2,919         1,116         1,154         1,135
   GECS net earnings from continuing operations                       3,796         3,256         2,817         2,415         2,085
                                                                  ------------------------------------------------------------------
        Total GE revenues                                            56,026        54,515        49,565        46,181        42,498
   GECS segment revenues                                             48,694        39,931        32,713        26,492        19,875
   Eliminations <F2>                                                 (4,251)       (3,606)       (3,099)       (2,645)       (2,264)
                                                                  ------------------------------------------------------------------
CONSOLIDATED REVENUES                                             $ 100,469      $ 90,840      $ 79,179      $ 70,028      $ 60,109
====================================================================================================================================
SEGMENT PROFIT
   GE
     Aircraft Engines                                             $   1,769      $  1,366      $  1,214      $  1,135      $    987
     Appliances                                                         755           771           748           682           704
     Industrial Products and Systems                                  1,880         1,789         1,587         1,488         1,305
     NBC                                                              1,349         1,216         1,020           797           540
     Plastics                                                         1,584         1,500         1,443         1,435           981
     Power Systems                                                    1,306         1,203         1,124           782         1,354
     Technical Products and Services                                  1,109           988           855           810           806
     All Other                                                          271           310           282           285           245
                                                                  ------------------------------------------------------------------
        Total GE operating profit                                    10,023         9,143         8,273         7,414         6,922
   GECS net earnings from continuing operations                       3,796         3,256         2,817         2,415         2,085
                                                                  ------------------------------------------------------------------
        Total segment profit                                         13,819        12,399        11,090         9,829         9,007
   Corporate items and eliminations <F3>                               (823)       (1,589)         (920)         (548)         (800)
   GE interest and other financial charges                             (883)         (797)         (595)         (649)         (410)
   GE provision for income taxes                                     (2,817)       (1,810)       (2,295)       (2,059)       (1,882)
                                                                  ------------------------------------------------------------------
CONSOLIDATED NET EARNINGS FROM
   CONTINUING OPERATIONS                                          $   9,296      $  8,203      $  7,280      $  6,573      $  5,915
====================================================================================================================================

The notes to consolidated financial statements on pages 48-68 are an integral part of this statement. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies.

<F1> Includes revenues of $944 million, $789 million, $796 million and $761 million in 1997, 1996, 1995 and 1994, respectively, from an appliance distribution affiliate that was deconsolidated in 1998. Also includes $1,538 million in 1997 from an exchange of preferred stock in Lockheed Martin Corporation for the stock of a newly formed subsidiary.

<F2> Principally the elimination of GECS net earnings.

<F3> Includes 1997 restructuring and other special charges of $2,322 million. Of the total, restructuring and other special charges that relate to activities of GE operating segments were as follows: Aircraft Engines -- $342 million, Appliances -- $330 million, Industrial Products and Systems -- $352 million, NBC -- $161 million, Plastics -- $63 million, Power Systems -- $437 million and Technical Products and Services -- $157 million. Also included in 1997 is $1,538 million associated with the Lockheed Martin Corporation transaction described in <F1> above.

 F-13
ANNUAL REPORT PAGE 37
---------------------

growth in both owned-and-operated stations and cable operations, and increased international distribution of programming, the combination of which more than offset the absence of a 1997 counterpart to the Olympics broadcast and higher license fees for certain prime-time programs that were renewed.

PLASTICS revenues decreased 1% in 1998 as lower selling prices and adverse currency exchange rates offset slightly higher volume. Operating profit in 1998 improved by 6% as lower material costs and productivity from Six Sigma more than offset lower selling prices. Revenues grew 3% in 1997, reflecting an increase in volume that was largely offset by lower selling prices and adverse currency exchange rates. Operating profit increased 4% as Six Sigma-based productivity and higher volume more than offset lower selling prices.

POWER SYSTEMS revenues increased 7% in 1998, reflecting primarily higher volume in product services, including acquisitions, which was partially offset by lower selling prices. Operating profit increased 9% in 1998 as growth in product services and productivity more than offset the effects of lower selling prices. Revenues in 1997 were 4% higher than in 1996, primarily as a result of higher volume in gas turbines and product services. Operating profit increased by 7%, the result of strong productivity and higher volume, which more than offset lower selling prices.

     Power Systems orders were $10.5 billion for 1998, an increase of more than 50% over 1997, reflecting strong U.S. market growth. The backlog of unfilled orders at year-end 1998 was $12.4 billion ($10.5 billion at the end of 1997). Of the total, $11.3 billion related to products, about 45% of which was scheduled for delivery in 1999, and the remainder related to 1999 product services.

TECHNICAL PRODUCTS AND SERVICES revenues rose 10% in 1998, following a 3% increase in 1997. The improvement in revenues in both years was primarily attributable to growth at Medical Systems, the result of higher equipment volume and continued growth in product services, partially offset by lower selling prices across the segment. Operating profit increased 12% in 1998 as productivity from Six Sigma and volume increases, particularly at Medical Systems, more than offset lower selling prices. Operating profit increased 16% in 1997 as productivity and higher volume more than offset the effects of lower selling prices.

   Orders received by Medical Systems in 1998 were $4.8 billion, up $0.5 billion from 1997. The backlog of unfilled orders at year-end 1998 was $2.6 billion ($2.4 billion at the end of 1997). Of the total, $1.5 billion related to products, about 80% of which was scheduled for delivery in 1999, and the remainder related to 1999 product services.


                                 [CHART HERE]
OPERATING PROFIT OF GE SEGMENTS
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                        $6.922      $7.414      $8.273      $9.143   $10.023
-----------------------------------------------------------------------------

ALL OTHER GE revenues and operating profit consist primarily of residual royalty payments and other fees earned from licensing the use of GE technology to others. Effective January 1, 1999, GE transferred certain licenses and intellectual property pursuant to an agreement to sell the former RCA Consumer Electronics business. Details of licensing income derived from these assets is provided in note 2.

GECS consists of 28 businesses that, for purposes of the analysis that follows, are grouped into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance.

   GECS net earnings were $3.796 billion in 1998, up 17% from $3.256 billion in 1997, which increased 16% from 1996. Each operating activity achieved a double-digit earnings increase in 1998. The improvement in earnings in both 1998 and 1997 was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume.

o GECS total revenues increased 22% to $48.7 billion in 1998, following a 22% increase to $39.9 billion in 1997. The increases in both years reflected the contributions of businesses acquired as well as growth in core volume.

o GECS cost of goods sold is associated with activities of its computer equipment distribution businesses. This cost amounted to $6.8 billion in 1998, compared with $4.1 billion in 1997 and $1.7 billion in 1996, principally the result of acquisition-related growth.

o GECS interest on borrowings in 1998 was $9.0 billion, 17% higher than in 1997, which was 4% higher than in 1996. The increases in 1998 and 1997 were caused by higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite

 F-14
ANNUAL REPORT PAGE 38
---------------------

     interest rate was 5.92% in 1998, compared with 6.07% in 1997 and 6.24% in 1996. See page 43 for a discussion of interest rate risk management.

o GECS insurance losses and policyholder and annuity benefits increased to $9.6 billion in 1998, compared with $8.3 billion in 1997 and $6.7 billion in 1996, reflecting effects of business acquisitions and growth in premium volume throughout the period.

o GECS provision for losses on financing receivables increased to $1.6 billion in 1998, compared with $1.4 billion in 1997 and $1.0 billion in 1996. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the consumer services operations, all of which are discussed on page 39 under financing receivables. The increases principally reflected higher average receivable balances and the effects of delinquency rates -- higher during 1997 and lower during 1998 -- consistent with industry experience.

o GECS other costs and expenses were $16.4 billion in 1998, an increase from $13.9 billion in 1997 and $11.7 billion in 1996. The increase in both 1998 and 1997 primarily reflected costs associated with acquired businesses and portfolios, higher investment levels and increases in insurance commissions and other costs that vary directly with increased revenues. Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1998, 1997 and 1996, reflecting slightly lower yields offset by decreases in borrowing rates.

   Revenues and net earnings from operating activities within the GECS segment for the past three years are summarized and discussed below.

                                        ----------------------------------------
(In millions)                               1998            1997           1996
                                        ----------------------------------------
REVENUES
Consumer services                       $ 15,948        $ 13,550       $ 11,109
Equipment management                      14,869          11,326          7,725
Mid-market financing                       3,751           3,009          2,781
Specialized financing                      3,368           2,828          2,944
Specialty insurance                       10,594           8,836          8,185
All other                                    164             382            (31)
                                        ----------------------------------------
Total revenues                          $ 48,694        $ 39,931       $ 32,713
                                        ----------------------------------------
NET EARNINGS

Consumer services                       $    797        $    544       $    791
Equipment management                         806             708            603
Mid-market financing                         478             391            362
Specialized financing                        745             593            563
Specialty insurance                        1,166             973            852
All other                                   (196)             47           (354)
                                        ----------------------------------------
Total net earnings                      $  3,796        $  3,256       $  2,817
================================================================================

                                 [CHART HERE]
GECS REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                       $19.875     $26.492     $32.713     $39.931   $48.694
-----------------------------------------------------------------------------

    CONSUMER SERVICES revenues increased 18% in 1998 and 22% in 1997. This growth -- largely acquisition related -- was led by higher premium and investment income at GE Financial Assurance, the consumer savings and insurance business of GECS. Asset growth in several of the other consumer services businesses also contributed to the increase in 1998. Net earnings increased 47% in 1998, following a 31% decrease in 1997. Comparisons of revenues and net earnings throughout the period were affected by the operating results of Montgomery Ward Holding Corp., which are discussed on page 40. Net earnings in 1998 also reflected acquisition and core volume growth, led by the Global Consumer Finance and GE Financial Assurance businesses. Overall gains on asset sales, including securitizations, were higher in 1997 than in 1998; gains in 1998 included the sale of certain bankcard assets. Net earnings in 1997 were affected by increased automobile residual losses, partially offset by acquisition and core growth, principally at GE Financial Assurance. A higher provision for losses on financing receivables also affected earnings in both years, as discussed previously.

     EQUIPMENT MANAGEMENT revenues grew 31% in 1998, following a 47% increase in 1997, primarily as a result of acquisitions by IT Solutions and, to a lesser extent, asset growth. Net earnings increased 14% in 1998, following a 17% increase in 1997. Increases in both years reflected higher volumes in most businesses resulting from origination growth and acquisitions of businesses and portfolios, with those effects in 1998 partially offset by lower earnings at IT Solutions and Modular Space, primarily the result of lower pricing from competitive market conditions and higher operating expenses.

 F-15
ANNUAL REPORT PAGE 39
---------------------

   MID-MARKET FINANCING revenues increased 25% in 1998, compared with an 8% increase in 1997. Net earnings for these businesses grew 22% and 8% in 1998 and 1997, respectively. Asset growth resulting from higher volumes and acquisitions of businesses and portfolios was the most significant contributing factor in both years. Revenues and net earnings were also favorably affected in 1998 by the disposition of certain assets.

   SPECIALIZED FINANCING revenues rose 19% and net earnings increased 26% in 1998. The increase in revenues reflected asset growth and a higher level of asset gains, while the increase in net earnings included those factors as well as the effects of certain tax-advantaged transactions and higher levels of tax credits. Revenues decreased 4% in 1997, primarily as a result of lower investment levels. Net earnings increased 5% in 1997, reflecting asset gains and lower levels of asset write-offs.

   SPECIALTY INSURANCE revenues and net earnings both increased 20% in 1998, following 8% revenue growth and 14% net earnings growth in 1997. The increases in both years resulted from increased premium and investment income associated with origination volume, acquisitions and continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities. Net earnings in both years were also favorably affected by improved conditions in the Mortgage Insurance business, the result of improvements in loss experience.

     Within GE Global Insurance, the principal subsidiary of which is Employers Reinsurance Corporation, net premiums earned increased in 1998, primarily as a result of core and acquisition growth in both the property and casualty and life businesses. GE Global Insurance property and casualty underwriting results improved in 1998, reflecting a general reduction in incurred losses caused by a decline in both the frequency and overall severity of claims, partially offset by the effects of hurricane and other weather-related catastrophe losses. GE Global Insurance net premiums earned on U.S. business increased in 1997 -- the result of strong growth in the life reinsurance business -- while net premiums earned on European business declined, reflecting the effects of currency translation and market conditions. Property and casualty underwriting results at GE Global Insurance decreased in 1997, reflecting increased underwriting and operating expenses and adverse European market conditions, offset by growth in the life reinsurance business.

   ALL OTHER GECS revenues and net earnings in 1997 included asset gains, the largest of which was $284 million (net of tax) from a transaction that included the reduction of the GECS investment in the common stock of Paine Webber Group Inc.

                                 [CHART HERE]

GECS NET EARNINGS FROM CONTINUING OPERATIONS
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                        $2.085      $2.415      $2.817      $3.256    $3.796
-----------------------------------------------------------------------------

     FINANCING RECEIVABLES are the largest GECS asset and one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $124.9 billion at the end of 1998 from $106.6 billion at the end of 1997, principally reflecting acquisition growth and origination volume that were partially offset by securitizations and other sales of receivables. The related allowance for losses at the end of 1998 amounted to $3.3 billion ($2.8 billion at the end of 1997) and, in management's judgment, is appropriate given the risk profile of the portfolio.

   A discussion of the quality of certain elements of the financing receivable portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed on page 40.

   Consumer financing receivables at year-end 1998 and 1997 are shown in the following table.
                                                         -----------------------
(In millions)                                               1998           1997
--------------------------------------------------------------------------------
Credit card and personal loans                           $28,064        $25,773
Auto loans                                                 9,496          8,973
Auto financing leases                                     14,063         13,346
                                                         -----------------------
   Total consumer financing receivables                  $51,623        $48,092
                                                         -----------------------
Nonearning                                               $ 1,250        $ 1,049
  -- As percentage of total                                  2.4%           2.2%

Receivable write-offs for the year                       $ 1,357        $ 1,298
================================================================================

   The increase in credit card and personal loan portfolios primarily resulted from acquisition growth and origination volume, partially offset by securitizations and other sales of receivables. Both the auto loan and financing

 F-16
ANNUAL REPORT PAGE 40
---------------------

lease portfolios increased primarily as a result of acquisition growth; however, the increase in auto financing leases was partially offset by decreases in U.S. lease volume. A substantial amount of the nonearning consumer receivables were private-label credit card loans that were subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Increased write-offs of consumer receivables were primarily attributable to the impact of higher average receivable balances.

   Other financing receivables, totaling $73.3 billion at December 31, 1998, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $14.8 billion during 1998, reflecting the combination of acquisition growth and increased origination volume, partially offset by sales of receivables. Related nonearning and reduced-earning receivables were $354 million at year-end 1998, compared with $353 million at year-end 1997.

   As discussed in note 13, Montgomery Ward Holding Corp. (MWHC) filed a bankruptcy petition for reorganization in 1997. The GECS after-tax share of the losses of MWHC and affiliates was $49 million in 1998 and $380 million in 1997. The GECS investment in MWHC and affiliates at year-end was $622 million in 1998 and $795 million in 1997 (of which $578 million and $617 million, respectively, were classified as financing receivables). GECS also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.4 billion at December 31, 1998, including $1.6 billion that had been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. On February 1, 1999, MWHC announced that it plans to emerge from bankruptcy protection in mid-1999 as a result of an agreement reached with the creditors' committee.

   GECS loans and leases to commercial airlines amounted to $10.2 billion at the end of 1998, up from $9.0 billion at the end of 1997. GECS commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 17.

INTERNATIONAL OPERATIONS

Estimated results of international activities include the results of GE and GECS operations located outside the United States, plus all U.S. exports. Certain GECS operations that cannot meaningfully be associated with specific geographic areas are classified as "other international" for this purpose.

                                 [CHART HERE]

CONSOLIDATED INTERNATIONAL REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
INTERNATIONAL
  OPERATIONS           $14.205     $20.768     $25.447     $29.328   $33.756
EXPORTS AND LICENSING
  INCOME                 6.755       7.480       7.846       9.199     9.001
-----------------------------------------------------------------------------

   International revenues in 1998 were $42.8 billion (43% of consolidated revenues), compared with $38.5 billion in 1997 and $33.3 billion in 1996. The chart above depicts the growth in international revenues over the past five years.

--------------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL REVENUES
                                                 -------------------------------
(In millions)                                       1998        1997        1996
--------------------------------------------------------------------------------

Europe (a)                                       $21,665     $18,166     $15,964
Pacific Basin                                      5,166       4,742       4,343
Americas                                           5,030       4,632       3,443
Other                                              1,895       1,788       1,697
                                                 -------------------------------
                                                  33,756      29,328      25,447
RCA residual licensing income                        250         287         265
Exports from the U.S. to
   external customers                              8,751       8,912       7,581
                                                -------------------------------
                                                 $42,757     $38,527     $33,293
================================================================================
(a) Includes $944 million and $789 million in 1997 and 1996, respectively, from an appliance distribution affiliate that was deconsolidated in 1998.
--------------------------------------------------------------------------------
   GE international revenues were $24.6 billion in 1998, an increase of $0.7 billion from the comparable figure in 1997, which was $2.9 billion higher than in 1996. Over the three-year period, international revenues were slightly less than half of total revenues. The increase in revenues during 1998 reflected sales growth in operations based outside the United States, partially offset by lower U.S. exports. European revenues were 11% higher in 1998, reflecting increases in both local operations and in exports to the region, with particularly strong growth at Aircraft Engines. As expected, Pacific Basin revenues were 6% lower in 1998, reflecting primarily a decrease in exports to the region. Further information about the activities of GE and GECS in Asia is provided on page 41. International revenues from the Americas (North and South America, except for the United States) increased 8%, primarily as a result of strong growth in exports, particularly at Transportation Systems and Power Systems, and slightly higher revenues from local operations.

 F-17
ANNUAL REPORT PAGE 41
---------------------

                                 [CHART HERE]

CONSOLIDATED INTERNATTIONAL REVENUES BY REGION
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
EUROPE                  $9.043     $14.062     $18.030     $20.634   $24.353
PACIFIC BASIN            5.976       7.183       7.573       7.981     8.058
AMERICAS                 3.441       4.110       4.706       6.196     6.907
OTHER                    2.500       2.893       2.984       3.716     3.439
-----------------------------------------------------------------------------

   GECS international revenues were $18.2 billion in 1998, an increase of 33% from $13.7 billion in 1997. International assets grew 36%, from $79.2 billion at year-end 1997 to $107.8 billion at the end of 1998. Revenues in Europe increased 38% in 1998, reflecting a mix of acquisition and core growth across all GECS operating activities. At the same time, revenues in the Pacific Basin grew 51%, principally in Japan, and principally as a result of consumer financing acquisitions by Global Consumer Finance and the acquisition of Toho Mutual Life's infrastructure and sales force by GE Financial Assurance. International revenues from the Americas increased 21% in 1998, largely as a result of acquisitions and core growth in Canada and Latin America. Overall, these increases reflect the continued expansion of GECS as a global provider of a wide range of services.

   Consolidated international operating profit was $5.4 billion in 1998, compared with $5.1 billion in 1997 and $3.8 billion in 1996. International activities accounted for 36% of consolidated operating profit, about the same as in 1997 on a comparable basis. Additional information is provided in note 29.

   Total assets of international operations were $128.8 billion in 1998 (36% of consolidated assets), an increase of 32% over 1997, reflecting double-digit growth in both GE and GECS activities outside the United States. The increase reflected sharp growth in Asia, where current economic conditions continue to provide a favorable environment for strategic investments. GE and GECS also had strong asset growth in operations based in Europe and the Americas.

     The activities of GE and GECS span all global regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for GE plants domiciled in other global regions and provision of financial services within these regional economies. As such, when certain countries such as Russia or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, GE may have increased exposure to certain risks but also may have new profit opportunities. Increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to power and aircraft-related equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, lower costs of goods sourced from countries with weakened currencies, more opportunities for lower cost outsourcing, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs. Thus, while GE's global activities warrant close monitoring and significant management attention, regional economic disruptions had only a modest adverse effect on the overall financial position, results of operations and liquidity of GE and GECS in 1998, and there is little change in the outlook for 1999.

   As discussed previously, GE's international activities are diverse. Financial results of those activities reported in U.S. dollars are affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Principal currencies are the major European currencies, including the euro, as well as the Japanese yen and the Canadian dollar.

                                 [CHART HERE]

TOTAL ASSETS OF INTERNATTIONAL OPERATIONS
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
EUROPE                $21.5869    $44.1072    $55.1956    $66.7401  $84.5179
PACIFIC BASIN           4.4908      6.4424      8.1245      8.8814   18.4266
AMERICAS                5.6118      6.5591      7.2265      8.6168   11.2481
OTHER                  11.6541     12.2167     12.4287     13.3090   14.6307
-----------------------------------------------------------------------------

 F-18
ANNUAL REPORT PAGE 42
---------------------

MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity addresses the Statement of Financial Position (page 28) and the Statement of Cash Flows (page 30).

   GECS is not a "captive finance company" or a vehicle for "off-balance-sheet financing" for GE. Only a small portion of GECS business is directly related to other GE operations. The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the financial statements.

STATEMENT OF FINANCIAL POSITION

Because GE and GECS share certain significant elements of their Statements of Financial Position -- property, plant and equipment, and borrowings, for example -- the following discussion addresses significant captions in the "consolidated" statement. Within the following discussions, however, distinction is drawn between GE and GECS activities in order to permit analysis of each individual statement.

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by the specialty insurance and annuity and investment businesses of GECS in support of obligations to policyholders and annuitants. GE investment securities were $259 million at year-end 1998, about the same as at the end of 1997. The increase of $8.1 billion at GECS during 1998 was principally related to acquisitions and investment of premiums received. A breakdown of the investment securities portfolio is provided in note 10.

CURRENT RECEIVABLES for GE were $8.5 billion at the end of 1998, a decrease of $0.6 billion from year-end 1997, and included $5.4 billion due from customers at the end of 1998, which was $0.7 billion lower than the amount due at the end of 1997. As a measure of asset management, turnover of customer receivables from sales of goods and services was 8.8 in 1998, compared with 7.7 in 1997. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

INVENTORIES for GE were $5.3 billion at December 31, 1998, up $0.2 billion from the end of 1997. GE inventory turnover improved to 8.3 in 1998, compared with
7.8 in 1997, reflecting continuing improvements in inventory management. Last-in, first-out (LIFO) revaluations decreased $87 million in 1998, compared with decreases of $119 million in 1997 and $128 million in 1996. Included in these changes were decreases of $29 million, $59 million and $58 million in 1998, 1997 and 1996, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years.

                                 [CHART HERE]

GE INVENTORY TURNOVER
-----------------------------------------------------------------------------
                          1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                          6.86        6.90        7.57        7.75      8.25
-----------------------------------------------------------------------------

   Inventories (at FIFO) and customer receivables from sales of goods or services are two key components of GE's working capital turnover measurement. Working capital turnover increased from 6.3 turns in 1996 to 7.4 and 9.2 turns in 1997 and 1998, respectively. Working capital also includes trade accounts payable and progress collections.

   GECS inventories were $744 million and $786 million at December 31, 1998 and 1997, respectively. The decrease in 1998 primarily reflected improved inventory management in the computer equipment distribution businesses.

FINANCING RECEIVABLES of GECS were $121.6 billion at year-end 1998, net of allowance for doubtful accounts, up $17.8 billion over 1997. These receivables are discussed on pages 39 and 40 and in notes 7 and 13.

OTHER RECEIVABLES of GECS were $26.0 billion and $18.3 billion at December 31, 1998 and 1997, respectively. Of the 1998 increase, $3.6 billion was attributable to acquisitions and the remainder resulted from core growth.

PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $35.7 billion at December 31, 1998, up $3.4 billion from 1997. GE property, plant and equipment consists of investments for its own productive use, whereas the largest element for GECS is in equipment provided to third parties on operating leases. Details by category of investment can be found in note 15.

     GE total expenditures for new plant and equipment during 1998 totaled $2.0 billion, down $0.2 billion from 1997. Total expenditures for the past five years were $10.2 billion, of which 38% was investment for growth through new capacity and product development; 32% was investment in productivity through new

 F-19
ANNUAL REPORT PAGE 43
---------------------

equipment and process improvements; and 30% was investment for such other purposes as improvement of research and development facilities and safety and environmental protection.

   GECS additions to equipment leased to others, including business acquisitions, were $7.2 billion during 1998 ($6.8 billion during 1997), primarily reflecting acquisitions of vehicles and aircraft.

INTANGIBLE ASSETS were $23.6 billion at year-end 1998, up from $19.1 billion at year-end 1997. GE intangibles increased to $10.0 billion from $8.8 billion at the end of 1997, principally as a result of goodwill from a number of acquisitions, the largest of which was the equipment services division of Stewart & Stevenson. The $3.3 billion increase in GECS intangibles also related primarily to goodwill from acquisitions, the largest of which were the consumer finance business of Lake Corporation (Lake) in Japan and Metlife Capital in the United States.

ALL OTHER ASSETS totaled $52.9 billion at year-end 1998, an increase of $13.1 billion from the end of 1997. GE other assets increased $3.3 billion, principally reflecting an increase in the prepaid pension asset and investments in certain newly acquired affiliates that were not yet consolidated. The increase in GECS other assets of $9.9 billion related principally to additional investments in associated companies, increases in assets acquired for resale, primarily residential mortgages, and increases in "separate accounts," which are investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities.

CONSOLIDATED BORROWINGS aggregated $175.0 billion at December 31, 1998, compared with $144.7 billion at the end of 1997. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (the major public borrowing entity of GECS) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

                                 [CHART HERE]

GE WORKING CAPITAL TURNOVER
-----------------------------------------------------------------------------
                          1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                          5.75        5.56        6.30        7.42      9.22
-----------------------------------------------------------------------------

   GE has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 1998 and 1997. Management believes the likelihood that GE will be required to contribute capital under either the commitments or the guarantees is remote.

   GE total borrowings were $4.1 billion at year-end 1998 ($3.4 billion short-term, $0.7 billion long-term), a decrease of $0.3 billion from year-end 1997. GE total debt at the end of 1998 equaled 9.5% of total capital, down from 11.1% at the end of 1997.

   GECS total borrowings were $172.2 billion at December 31, 1998, of which $113.2 billion is due in 1999 and $59.0 billion is due in subsequent years. Comparable amounts at the end of 1997 were $141.3 billion total, $95.3 billion due within one year and $46.0 billion due thereafter. A large portion of GECS borrowings ($87.0 billion and $71.2 billion at the end of 1998 and 1997, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 5.35% at the end of 1998, compared with 44 days and 5.83% at the end of 1997. The GE Capital ratio of debt to equity was 7.86 to 1 at the end of 1998 and 7.45 to 1 at the end of 1997.

     INTEREST RATE AND CURRENCY RISK MANAGEMENT is important in the normal operations of both GE and GECS. The following discussion presents an overview of such management. A related discussion of recent developments in the global economy is provided on page 41.

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

     The U.S. Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is

 F-20
ANNUAL REPORT PAGE 44
---------------------

without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 1999 net earnings of GECS based on year-end 1998 positions by approximately $111 million; the pro forma effect for GE was approximately $17 million. Based on conditions at year-end 1997, the effect on 1998 net earnings of such an increase in interest rates was estimated to be approximately $112 million for GECS.

o As shown in the chart above right, the geographic distribution of GE and GECS operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify GE and GECS assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1999 net earnings of GE based on year-end 1998 positions by approximately $11 million; the pro forma effect for GECS was insignificant. Based on conditions at year-end 1997, the effect on 1998 net earnings of such a decrease in exchange rates was estimated to be approximately $10 million for GE.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $77.3 billion, $10.0 billion higher than in 1997. The increase was primarily attributable to acquisitions and the increase in separate accounts. For additional information on these liabilities, see note 20.

                                 [CHART HERE]

CONSOLIDATED TOTAL ASSETS
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
UNITED STATES         $142.527    $158.710    $189.427    $206.465   $227.112
INTERNATIONAL           43.344      69.325      82.975      97.547    128.823
-----------------------------------------------------------------------------

YEAR 2000 will test the capability of business processes to function correctly. GE and GECS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products, facilities and suppliers. Each business has a Year 2000 leader who oversees a multifunctional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) DEFINE/MEASURE - identify and inventory possible sources of Year 2000 issues; (2) ANALYZE - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) IMPROVE - execute project plans and perform a majority of the testing; and (4) CONTROL - complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and Company-wide reviews with senior management are conducted quarterly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and facilities through the control phase of the program by mid-1999.

   The scope of the global Year 2000 effort encompasses approximately 170,000 applications and computer programs; 8,000 types of installed-base products and services; up to 35,000 pieces of equipment in facilities; and 30,000 direct suppliers. Business operations are also affected by the Year 2000 readiness of customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for GE and GECS businesses, affect their customers' ability to repay amounts owed or result in an increased level of insurance claims activity. The likelihood and effects of failures in the customer base, infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations

 F-21
ANNUAL REPORT PAGE 45
---------------------

under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of GE or GECS.

   Including amounts attributable to recent acquisitions, total Year 2000 remediation expenditures are expected to be approximately $575 million, of which 60% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows separately.

GE CASH AND EQUIVALENTS aggregated $1.2 billion at the end of 1998, about the same as at year-end 1997. During 1998, GE generated a record $10.0 billion in cash from operating activities, an increase of $0.7 billion over 1997. The increase reflected improvements in earnings and working capital, including cash from monetization of receivables. The 1998 cash generation provided most of the resources needed to repurchase $3.6 billion of GE common stock under the share repurchase program, to pay $3.9 billion in dividends to share owners, to invest $2.0 billion in new plant and equipment and to make $1.5 billion in acquisitions.

   Operating activities are the principal source of GE's cash flows. Over the past three years, operating activities have provided more than $28 billion of cash. The principal application of this cash was distributions of approximately $21 billion to share owners, both through payment of dividends ($10.4 billion) and through the share repurchase program ($10.4 billion) described below. Other applications included investment in new plant and equipment ($6.6 billion) and acquisitions ($4.0 billion).

   The GE Board of Directors has authorized repurchase of $17 billion of common stock under the share repurchase program. This buyback will continue through the year 2000 at an annual rate of about $2 billion. Funds used for the share repurchase are expected to be generated largely from operating cash flow.

                                 [CHART HERE]

GE CUMULATIVE CASH FLOWS SINCE 1993
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
CASH FLOWS FROM
   OPERATING
   ACTIVITIES           $6.071     $12.136     $21.203     $30.520   $40.552
SHARES REPURCHASED       1.073       4.175       7.441      10.933    14.579
DIVIDENDS PAID           2.462       5.232       8.282      11.693    15.606
-----------------------------------------------------------------------------

   Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making selective investments for long-term growth. Expenditures for new plant and equipment are expected to be about $2.0 billion in 1999, principally for productivity and growth. The expected level of expenditures was moderated by the Six Sigma quality program's success in freeing capacity.

GECS CASH AND EQUIVALENTS aggregated $3.3 billion at the end of 1998, down from $4.9 billion at year-end 1997. One of the primary sources of cash for GECS is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS borrowings with maturities of 90 days or less have increased by $40.9 billion. New borrowings of $85.2 billion having maturities longer than 90 days were added during those years, while $78.4 billion of such longer-term borrowings were retired. GECS also generated $26.9 billion from continuing operating activities.

   The principal use of cash by GECS has been investing in assets to grow its businesses. Of the $69.6 billion that GECS invested over the past three years, $10.5 billion was used for additions to financing receivables; $18.5 billion was used to invest in new equipment, principally for lease to others; and $25.4 billion was used for acquisitions of new businesses, the largest of which were Metlife Capital and Lake in 1998.

     With the financial flexibility that comes with excellent credit ratings, management believes that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

 F-22
ANNUAL REPORT PAGE 46
---------------------

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarizes on the following page some data frequently requested about General Electric Company. The data are divided into three sections: upper portion -- consolidated data; middle portion -- GE data that reflect various conventional measurements for such enterprises; and lower portion -- GECS data that reflect key information pertinent to financial services businesses.

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $1,930 million in 1998, up slightly from 1997 and 1996. In 1998, expenditures from GE's own funds were $1,537 million, an increase of 4% over 1997, reflecting continuing research and development work related to new product, service and process technologies. Product technology efforts in 1998 included continuing development work on the next generation of gas turbines, further advances in state-of-the-art diagnostic imaging technologies, and development of more fuel-efficient, cost-effective aircraft engine designs. Services technologies include advances in diagnostic applications, including remote diagnostic capabilities related to repair and maintenance of medical equipment, aircraft engines, power generation equipment and locomotives. Process technologies -- vital to Six Sigma quality programs -- provided improved product quality and performance and increased capacity for manufacturing engineered materials. Expenditures from funds provided by customers (mainly the U.S. government) were $393 million in 1998, down $18 million from 1997.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1998 was $28.5 billion, compared with $26.4 billion at the end of 1997. Of the total, $23.9 billion related to products, about 56% of which was scheduled for delivery in 1999. Services orders are included in this reported backlog for only the succeeding 12 months; such backlog at the end of 1998 was $4.6 billion. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Segment Operations beginning on page 35 for further discussion on unfilled orders of relatively long-cycle manufacturing businesses.


REGARDING ENVIRONMENTAL MATTERS, GE's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

   In 1998, GE expended about $81 million for capital projects related to the environment. The comparable amount in 1997 was $80 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices -- such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators -- at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $85 million over the next two years. This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

     GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $127 million in 1998, compared with $84 million in 1997. It is presently expected that such remediation actions will require average annual expenditures in the range of $90 million to $170 million over the next two years.

                                 [CHART HERE]
YEAR-END MARKET CAPITALIZATION
-----------------------------------------------------------------------------
(IN BILLIONS)             1994        1995        1996        1997      1998
-----------------------------------------------------------------------------
                       $87.004    $119.989    $162.604    $239.539  $333.762
-----------------------------------------------------------------------------


                                 [CHART HERE]
GE SHARE PRICE ACTIVITY
------------------------------------------------------------------------------
(IN DOLLARS)              1994        1995        1996        1997      1998
------------------------------------------------------------------------------
HIGH                  $27 7/16    $36 9/16    $53 1/16    $76 9/16  $103 15/16
LOW                    22 1/2      24 1/2      34 3/4      47 15/16   69
CLOSE                  25 1/2      36          49 7/16     73 3/8    102
------------------------------------------------------------------------------

 F-23
ANNUAL REPORT PAGE 47
---------------------

SELECTED FINANCIAL DATA
                                                            ------------------------------------------------------------------------

(Dollar amounts in millions; per-share amounts in dollars)         1998           1997           1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                                 $   100,469    $    90,840    $    79,179    $    70,028    $    60,109
   Earnings from continuing operations                            9,296          8,203          7,280          6,573          5,915
   Loss from discontinued operations                                 --             --             --             --         (1,189)
   Net earnings                                                   9,296          8,203          7,280          6,573          4,726
   Dividends declared                                             4,081          3,535          3,138          2,838          2,546
   Earned on average share owners' equity                          25.7%          25.0%          24.0%          23.5%          18.1%
   Per share
     Earnings from continuing operations-- basic            $      2.84    $      2.50    $      2.20    $      1.95    $      1.73
     Loss from discontinued operations                               --             --             --             --          (0.35)
     Net earnings-- basic                                          2.84           2.50           2.20           1.95           1.38
     Net earnings-- diluted                                        2.80           2.46           2.16           1.93           1.37
     Dividends declared                                            1.25           1.08           0.95          0.845          0.745
     Stock price range                                      103 5/16-69       76 9/16-       53 1/16-       36 9/16-       27 7/16-
                                                                              47 15/16         34 3/4       24 15/16         22 1/2
     Year-end closing stock price                                   102         73 3/8        49 7/16             36         25 1/2
   Total assets of continuing operations                        355,935        304,012        272,402        228,035        185,871
   Long-term borrowings                                          59,663         46,603         49,246         51,027         36,979
   Shares outstanding-- average (in thousands)                3,268,998      3,274,692      3,307,394      3,367,624      3,417,476
   Share owner accounts-- average                               534,000        509,000        486,000        460,000        458,000
   Employees at year end
     United States                                              163,000        165,000        155,000        150,000        156,000
     Other countries                                            130,000        111,000         84,000         72,000         60,000
     Discontinued operations (primarily U.S.)                        --             --             --             --          5,000
                                                            ------------------------------------------------------------------------
     Total employees                                            293,000        276,000        239,000        222,000        221,000
====================================================================================================================================
GE DATA
   Short-term borrowings                                    $     3,466    $     3,629    $     2,339    $     1,666    $       906
   Long-term borrowings                                             681            729          1,710          2,277          2,699
   Minority interest                                                816            569            477            434            382
   Share owners' equity                                          38,880         34,438         31,125         29,609         26,387
                                                            ------------------------------------------------------------------------
     Total capital invested                                 $    43,843    $    39,365    $    35,651    $    33,986    $    30,374
                                                            ========================================================================
   Return on average total capital invested                        23.9%          23.6%          22.2%          21.3%          15.9%
   Borrowings as a percentage of total capital invested             9.5%          11.1%          11.4%          11.6%          11.9%
   Working capital (a)                                      $     5,038    $     5,990    $     6,598    $     7,405    $     6,552
   Additions to property, plant and equipment                     2,047          2,191          2,389          1,831          1,743
====================================================================================================================================
GECS DATA
   Revenues                                                 $    48,694    $    39,931    $    32,713    $    26,492    $    19,875
   Earnings from continuing operations                            3,796          3,256          2,817          2,415          2,085
   Loss from discontinued operations                                 --             --             --             --         (1,189)
   Net earnings                                                   3,796          3,256          2,817          2,415            896
   Share owner's equity                                          19,727         17,239         14,276         12,774          9,380
   Minority interest                                              3,459          3,113          2,530          2,522          1,465
   Borrowings from others                                       172,200        141,263        125,621        111,598         91,399
   Ratio of debt to equity at GE Capital                         7.86:1         7.45:1         7.84:1         7.59:1         8.43:1
   Total assets of continuing operations                    $   303,297    $   255,408    $   227,419    $   185,729    $   144,967
   Insurance premiums written                                    11,865          9,396          8,185          6,158          3,962
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operations reflect the results of Kidder, Peabody, the discontinued GECS securities broker-dealer, in 1994. Transactions between GE and GECS have been eliminated from the consolidated information. (a) Working capital is defined as the sum of receivables from the sales of goods and services plus inventories less trade accounts payable and progress collections.

 F-24
ANNUAL REPORT PAGE 48
---------------------

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

o    CONSOLIDATED. This represents the adding together of GE and GECS.

The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are not material.

   Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

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

   Premium income from insurance activities is discussed under GECS insurance accounting policies on page 49.

DEPRECIATION AND AMORTIZATION. The cost of most of GE's manufacturing plant and equipment is depreciated using an accelerated method based primarily on a sum-of-the-years digits formula.

   The cost of GECS equipment leased to others on operating leases is amortized, principally on a straight-line basis, to estimated residual value over the lease term or over the estimated economic life of the equipment. Depreciation of property and equipment used by GECS is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS. The allowance for losses on small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional probable losses. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net probable losses, including specific allowances for known troubled accounts.

     All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when 6 to 12 months delinquent, although any such balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

   When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

 F-25
ANNUAL REPORT PAGE 49
---------------------

CASH AND EQUIVALENTS. Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

INVESTMENT SECURITIES. Investments in debt and marketable equity securities are reported at fair value. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in share owners' equity, net of applicable taxes and other adjustments. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

INVENTORIES. All inventories are stated at the lower of cost or realizable values. Cost for virtually all of GE's U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is primarily determined on a first-in, first-out (FIFO) basis.

   GECS inventories consist primarily of finished products held for sale. Cost is primarily determined on a FIFO basis.

INTANGIBLE ASSETS. Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets, including internal-use software, are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values, depending on the nature of the asset.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. As a matter of policy, neither GE nor GECS engages in derivatives trading, derivatives market-making or other speculative activities.

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

   Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items, both at inception of the hedge and over the life of the hedge contract.

   As a matter of policy, any derivative that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in operations immediately.

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

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms. For short-duration insurance contracts, acquisition costs consist primarily of commissions,

 F-26
ANNUAL REPORT PAGE 50
---------------------

brokerage expenses and premium taxes. For long-duration insurance contracts, these costs consist primarily of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses.

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

Periodically, deferred policy acquisition costs are reviewed for recoverability; anticipated investment income is considered in recoverability evaluations.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs. Unamortized balances are adjusted to reflect experience and impairment, if any.

2    GE OTHER INCOME

                                            ------------------------------------
(In millions)                                  1998           1997          1996
--------------------------------------------------------------------------------
Residual licensing and
   royalty income
     RCA Licensing                          $   250        $   287       $   265
     Other                                       51             54            60
Associated companies                             (9)            50            50
Marketable securities and
   bank deposits                                114             78            72
Customer financing                               19             26            29
Other investments
   Dividends                                      8             62            79
   Interest                                       8              1            18
Other items                                     243          1,749            56
                                            ------------------------------------
                                            $   684        $ 2,307       $   629
================================================================================
   Effective January 1, 1999, GE transferred certain licenses and intellectual property pursuant to an agreement to sell the former RCA Consumer Electronics business. Licensing income from these assets is shown under the caption "RCA Licensing" in the table above.

   Included in the "Other items" caption for 1997 is a gain of $1,538 million related to a tax-free exchange between GE and Lockheed Martin Corporation (Lockheed Martin). In exchange for its investment in Lockheed Martin Series A preferred stock, GE acquired a Lockheed Martin subsidiary containing two businesses, an equity interest and cash to the extent necessary to equalize the value of the exchange, a portion of which was subsequently loaned to Lockheed Martin.

3    GECS REVENUES FROM SERVICES

                                             -----------------------------------
(In millions)                                   1998          1997          1996
--------------------------------------------------------------------------------

Time sales, loan and
  other income                               $14,682       $12,211       $11,310
Operating lease rentals                        5,402         4,819         4,341
Financing leases                               4,267         3,499         3,485
Investment income                              5,617         5,512         3,506
Premium and commission
  income of insurance
  businesses                                  11,352         9,268         8,145
                                            ------------------------------------
                                             $41,320       $35,309       $30,787
================================================================================

   For insurance businesses, the effects of reinsurance on premiums written and premium and commission income were as follows:

                                         ---------------------------------------
(In millions)                                1998           1997           1996
--------------------------------------------------------------------------------
PREMIUMS WRITTEN
Direct                                   $  6,237        $ 5,206        $ 3,926
Assumed                                     7,470          5,501          5,455
Ceded                                      (1,842)        (1,311)        (1,196)
                                         ---------------------------------------
                                         $ 11,865        $ 9,396        $ 8,185
                                         =======================================
PREMIUM AND COMMISSION
  INCOME
Direct                                   $  6,063        $ 5,138        $ 3,850
Assumed                                     7,151          5,386          5,353
Ceded                                      (1,862)        (1,256)        (1,058)
                                         ---------------------------------------
                                         $ 11,352        $ 9,268        $ 8,145
================================================================================
   Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $1,594 million, $903 million and $937 million for the years ended December 31, 1998, 1997 and 1996, respectively.

 F-27
ANNUAL REPORT PAGE 51
---------------------

4    SUPPLEMENTAL COST DETAILS

Total expenditures for research and development were $1,930 million, $1,891 million and $1,886 million in 1998, 1997 and 1996, respectively. The Company-funded portion aggregated $1,537 million in 1998, $1,480 million in 1997 and $1,421 million in 1996.

   Rental expense under operating leases is shown below.

                                              ----------------------------------
(In millions)                                 1998           1997           1996
--------------------------------------------------------------------------------
GE                                            $568           $536           $512
GECS                                           889            734            547
--------------------------------------------------------------------------------
     At December 31, 1998, minimum rental commitments under noncancelable operating leases aggregated $2,479 million and $5,168 million for GE and GECS, respectively. Amounts payable over the next five years follow.

                                ------------------------------------------------
(In millions)                   1999       2000       2001       2002       2003
--------------------------------------------------------------------------------
GE                              $453       $375       $296       $223       $187
GECS                             720        636        582        519        468
--------------------------------------------------------------------------------
   GE's selling, general and administrative expense totaled $7,177 million in 1998, $7,476 million in 1997 and $6,274 million in 1996. Insignificant amounts of interest were capitalized by GE and GECS in 1998, 1997 and 1996.

5    PENSION BENEFITS

GE and its affiliates sponsor a number of pension plans. Principal pension plans are discussed below; other pension plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

   The GE Pension Plan covers substantially all GE employees in the United States as well as approximately two-thirds of GECS employees in the United States. Generally, benefits are based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1998, the GE Pension Plan covered approximately 466,000 participants, including 127,000 employees, 149,000 former employees with vested rights to future benefits, and 190,000 retirees and beneficiaries receiving benefits.

   The GE Supplementary Pension Plan is a pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

   The effect on operations of principal pension plans is as follows:

--------------------------------------------------------------------------------
EFFECT ON OPERATIONS
                                                --------------------------------
(In millions)                                      1998        1997        1996
--------------------------------------------------------------------------------

Expected return on plan assets                  $ 3,024     $ 2,721     $ 2,587
Service cost for benefits earned (a)               (625)       (596)       (550)
Interest cost on benefit obligation              (1,749)     (1,686)     (1,593)
Prior service cost                                 (153)       (145)        (99)
SFAS No. 87 transition gain                         154         154         154
Net actuarial gain recognized                       365         295         210
Special early retirement cost                        --        (412)         --
                                                --------------------------------
Total pension plan income                       $ 1,016     $   331     $   709
================================================================================
(a) Net of participant contributions.
--------------------------------------------------------------------------------

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as GE may determine to be appropriate. GE has not made contributions since 1987 because the fully funded status of the GE Pension Plan precludes current tax deduction and because any GE contribution would require payment of annual excise taxes.

     Changes in the projected benefit obligation for principal pension plans follow.

--------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION
                                                       -------------------------
December 31 (In millions)                                  1998            1997
--------------------------------------------------------------------------------
Balance at January 1                                   $ 25,874        $ 23,251
Service cost for benefits earned (a)                        625             596
Interest cost on benefit obligation                       1,749           1,686
Participant contributions                                   112             120
Plan amendments                                              --             136
Actuarial loss                                            1,050           1,388
Benefits paid                                            (1,838)         (1,715)
Special early retirement cost                                --             412
                                                       -------------------------
Balance at December 31                                 $ 27,572        $ 25,874
================================================================================
(a) Net of participant contributions.
--------------------------------------------------------------------------------
   Changes in the fair value of assets for principal pension plans follow.

--------------------------------------------------------------------------------
FAIR VALUE OF ASSETS
                                                     ---------------------------
December 31 (In millions)                                1998              1997
--------------------------------------------------------------------------------
Balance at January 1                                 $ 38,742          $ 33,686
Actual return on plan assets                            6,363             6,587
Employer contributions                                     68                64
Participant contributions                                 112               120
Benefits paid                                          (1,838)           (1,715)
                                                     ---------------------------
Balance at December 31                               $ 43,447          $ 38,742
================================================================================
   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented about 7% and 6% of trust assets at year-end 1998 and 1997, respectively.

 F-28
ANNUAL REPORT PAGE 52
---------------------

   GE recorded assets and liabilities for principal pension plans as follows:

--------------------------------------------------------------------------------
PREPAID PENSION ASSET
                                                     ---------------------------
December 31 (In millions)                                  1998            1997
--------------------------------------------------------------------------------
Fair value of plan assets                              $ 43,447        $ 38,742
Add (deduct) unrecognized balances
   SFAS No. 87 transition gain                             (308)           (462)
   Net actuarial gain                                    (9,462)         (7,538)
   Prior service cost                                       850           1,003
Projected benefit obligation                            (27,572)        (25,874)
Pension liability                                           797             703
                                                     ---------------------------
Prepaid pension asset                                  $  7,752        $  6,574
================================================================================
ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal pension plans follow.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS

                                                 -------------------------------
December 31                                      1998         1997         1996
--------------------------------------------------------------------------------
Discount rate                                     6.75%        7.0%         7.5%
Compensation increases                            5.0          4.5          4.5
Return on assets for the year                     9.5          9.5          9.5
================================================================================
   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

6    RETIREE HEALTH AND LIFE BENEFITS

GE and its affiliates sponsor a number of retiree health and life insurance benefit plans. Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan (see note 5) with 10 or more years of service. Retirees share in the cost of health care benefits. Benefit provisions are subject to collective bargaining. At the end of 1998, these plans covered approximately 250,000 retirees and dependents.

   The effect on operations of principal retiree benefit plans is shown in the following table.

--------------------------------------------------------------------------------
EFFECT ON OPERATIONS
                                                  ------------------------------
(In millions)                                      1998        1997        1996
--------------------------------------------------------------------------------

RETIREE HEALTH PLANS
Service cost for benefits earned                  $  79       $  90       $  77
Interest cost on benefit obligation                 205         183         166
Prior service cost                                   14          (3)        (20)
Net actuarial loss recognized                        28          16          20
Special early retirement cost                        --         152          --
                                                  ------------------------------
Retiree health plan cost                            326         438         243
                                                  ------------------------------
RETIREE LIFE PLANS
Expected return on plan assets                     (149)       (137)       (132)
Service cost for benefits earned                     17          17          16
Interest cost on benefit obligation                 114         116         106
Prior service cost                                   (6)         (8)        (11)
Net actuarial loss recognized                        11          16          23
Special early retirement cost                        --          13          --
                                                  ------------------------------
Retiree life plan cost (income)                     (13)         17           2
                                                  ------------------------------
Total cost                                        $ 313       $ 455       $ 245
================================================================================
FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. GE funds retiree life insurance benefits at its discretion.

   Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

--------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
BENEFIT OBLIGATION                       Health plans             Life plans
                                    --------------------    --------------------
December 31 (In millions)              1998        1997        1998        1997
--------------------------------------------------------------------------------
Balance at January 1                $ 3,098     $ 2,415     $ 1,677     $ 1,539
Service cost for
   benefits earned                       79          90          17          17
Interest cost on
   benefit obligation                   205         183         114         116
Participant
   contributions                         24          21          --          --
Plan amendments                          --         325          --          44
Actuarial loss                          177         245          91          56
Benefits paid                          (363)       (333)       (112)       (108)
Special early
   retirement cost                       --         152          --          13
                                    --------------------    --------------------
Balance at
   December 31                      $ 3,220     $ 3,098     $ 1,787     $ 1,677
================================================================================
   Changes in the fair value of assets for retiree benefit plans follow.

--------------------------------------------------------------------------------
FAIR VALUE OF ASSETS                     Health plans             Life plans
                                    --------------------    --------------------
December 31 (In millions)              1998        1997        1998        1997
--------------------------------------------------------------------------------
Balance at January 1                $    --     $    --     $ 1,917     $ 1,682
Actual return on plan
   assets                                --          --         316         343
Employer
   contributions                        339         312          --          --
Participant
   contributions                         24          21          --          --
Benefits paid                          (363)       (333)       (112)       (108)
                                    --------------------    --------------------
Balanace at
   December 31                      $    --     $    --     $ 2,121     $ 1,917
================================================================================

 F-29
ANNUAL REPORT PAGE 53
---------------------

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented about 5% and 4% of trust assets at year-end 1998 and 1997, respectively.

   GE recorded assets and liabilities for retiree benefit plans as follows:

--------------------------------------------------------------------------------
RETIREE BENEFIT LIABILITY/ASSET         Health plans              Life plans
                                    --------------------    --------------------
December 31 (In millions)              1998        1997        1998        1997
--------------------------------------------------------------------------------

Accumulated
   postretirement
   benefit obligation               $ 3,220     $ 3,098     $ 1,787     $ 1,677
Add (deduct)
   unrecognized
   balances
     Net actuarial
       gain/(loss)                     (572)       (423)        214         127
     Prior service cost                (157)       (171)         49          55
Fair value of
   plan assets                           --          --      (2,121)     (1,917)
                                    --------------------    --------------------
Retiree benefit liability/
   (asset)                          $ 2,491     $ 2,504     $   (71)    $   (58)
================================================================================
ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal retiree benefit plans are shown below.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
                                                 -------------------------------
December 31                                      1998         1997         1996
--------------------------------------------------------------------------------
Discount rate                                    6.75%         7.0%         7.5%
Compensation increases                            5.0          4.5          4.5
Health care cost trend (a)                        7.8          7.8          8.0
Return on assets for the year                     9.5          9.5          9.5
================================================================================
(a) For 1998, gradually declining to 5.0% after 2003.
--------------------------------------------------------------------------------
   Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1998, accumulated postretirement benefit obligation or the annual cost of retiree health plans.

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

7    GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

                                              ----------------------------------
(In millions)                                    1998         1997         1996
-------------------------------------------------------------------------------

Balance at January 1                          $ 2,802      $ 2,693      $ 2,519
Provisions charged to operations                1,609        1,421        1,033
Net transfers primarily related to
   companies acquired or sold                     388          127          139
Amounts written off-- net                      (1,511)      (1,439)        (998)
                                              ----------------------------------
Balance at December 31                        $ 3,288      $ 2,802      $ 2,693
================================================================================

8    PROVISION FOR INCOME TAXES

                                              ----------------------------------
(In millions)                                    1998         1997          1996
--------------------------------------------------------------------------------
GE
Estimated amounts payable                     $ 2,227      $ 2,332       $ 2,235
Deferred tax expense (benefit)
   from temporary differences                     590         (522)           60
                                              ----------------------------------
                                                2,817        1,810         2,295
                                              ----------------------------------
GECS
Estimated amounts payable                         815          368           164
Deferred tax expense from
   temporary differences                          549          798         1,067
                                              ----------------------------------
                                                1,364        1,166         1,231
                                              ----------------------------------
CONSOLIDATED
Estimated amounts payable                       3,042        2,700         2,399
Deferred tax expense from
   temporary differences                        1,139          276         1,127
                                              ----------------------------------
                                              $ 4,181      $ 2,976       $ 3,526
================================================================================
   GE includes GECS in filing a consolidated U.S. federal income tax return. The GECS provision for estimated taxes payable includes its effect on the consolidated return.

   Estimated consolidated amounts payable includes amounts applicable to U.S. federal income taxes of $1,459 million, $1,176 million and $971 million in 1998, 1997 and 1996, respectively, and amounts applicable to non-U.S. jurisdictions of $1,335 million, $1,298 million and $1,204 million in 1998, 1997 and 1996, respectively. Deferred tax expense related to U.S. federal income taxes was $971 million, $354 million and $1,081 million in 1998, 1997 and 1996, respectively.

   Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. See note 22 for details.

   Except for certain earnings that GE intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. It is not practicable to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

   Consolidated U.S. income before taxes was $9.7 billion in 1998, $8.2 billion in 1997 and $8.0 billion in 1996. The corresponding amounts for non-U.S.-based operations were $3.8 billion in 1998, $3.0 billion in 1997 and $2.8 billion in 1996.

   A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided on the following page.

 F-30
ANNUAL REPORT PAGE 54
---------------------

------------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL
STATUTORY TAX RATE TO ACTUAL RATE                     Consolidated                      GE                           GECS
                                               -------------------------    --------------------------     -------------------------
                                               1998      1997      1996      1998      1997      1996      1998      1997      1996
                                               -------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate         35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
                                               =========================    ==========================     =========================
Increase (reduction) in rate
   resulting from:
   Inclusion of after-tax earnings
     of GECS in before-tax
     earnings of GE                              --        --        --     (11.0)    (11.4)    (10.3)       --        --        --
   Lockheed Martin exchange (note 2)             --      (4.8)       --        --      (5.4)       --        --        --        --
   Amortization of goodwill                     1.1       1.1       1.1       0.7       0.8       0.8       1.0       1.1       1.2
   Tax-exempt income                           (1.8)     (1.9)     (2.0)       --        --        --      (4.7)     (4.9)     (5.4)
   Foreign Sales Corporation
     tax benefits                              (1.2)     (1.0)     (0.7)     (1.0)     (0.9)     (0.6)     (0.6)     (0.5)     (0.3)
   Dividends received, not fully taxable       (0.4)     (0.5)     (0.6)     --        (0.2)     (0.2)     (1.0)     (0.9)     (1.1)
   All other -- net                            (1.7)     (1.3)     (0.2)     (0.4)      0.2      (0.7)     (3.3)     (3.4)      1.0
                                              -------------------------    --------------------------     -------------------------
                                               (4.0)     (8.4)     (2.4)    (11.7)    (16.9)    (11.0)     (8.6)     (8.6)     (4.6)
                                              -------------------------    --------------------------     -------------------------
Actual income tax rate                         31.0%     26.6%     32.6%     23.3%     18.1%     24.0%     26.4%     26.4%     30.4%
====================================================================================================================================


9    Earnings Per Share Information

                                                                         1998                    1997                    1996
                                                                 -------------------     -------------------     -------------------
(In millions; per-share amounts in dollars)                      Diluted       Basic     Diluted       Basic     Diluted       Basic
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners                     $9,296      $9,296      $8,203      $8,203      $7,280      $7,280
Dividend equivalents -- net of tax                                    13          --          10          --           9          --
                                                                 -------------------     -------------------     -------------------
Net earnings available for per-share calculation                  $9,309      $9,296      $8,213      $8,203      $7,289      $7,280
                                                                 -------------------     -------------------     -------------------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding                              3,269       3,269       3,275       3,275       3,307       3,307
Employee compensation-related shares,
   including stock options                                            61          --          70          --          64          --
                                                                 -------------------     -------------------     -------------------
Total average equivalent shares                                    3,330       3,269       3,345       3,275       3,371       3,307
                                                                 -------------------     -------------------     -------------------
Net earnings per share                                            $ 2.80      $ 2.84      $ 2.46      $ 2.50      $ 2.16      $ 2.20
====================================================================================================================================

 F-31
ANNUAL REPORT PAGE 55
---------------------

10   INVESTMENT SECURITIES

                                  ----------------------------------------------
                                                 Gross        Gross
                                 Amortized  unrealized   unrealized    Estimated
(In millions)                         cost       gains       losses   fair value
--------------------------------------------------------------------------------
DECEMBER 31, 1998
GE
Equity securities                 $    233    $     26     $     --     $    259
                                  ----------------------------------------------
GECS
Debt securities
   U.S. corporate                   27,888       1,293         (325)      28,856
   State and municipal              12,483         727           (8)      13,202
   Mortgage-backed                  11,641         413         (109)      11,945
   Corporate-- non-U.S               8,692         409          (90)       9,011
   Government
    -- non-U.S                       5,415         258           (9)       5,664
   U.S. government and
     federal agency                  2,706         207           (7)       2,906
Equity securities                    5,651       1,415         (192)       6,874
                                  ----------------------------------------------
                                    74,476       4,722         (740)      78,458
                                  ----------------------------------------------
CONSOLIDATED TOTALS               $ 74,709    $  4,748     $   (740)    $ 78,717
================================================================================
DECEMBER 31, 1997
GE
Equity securities                 $    257    $     13     $     (5)    $    265
                                  ----------------------------------------------
GECS
Debt securities
   U.S. corporate                   24,580       1,028          (53)      25,555
   State and municipal              10,780         636           (2)      11,414
   Mortgage-backed                  12,074         341          (30)      12,385
   Corporate-- non-U.S               7,683         310          (12)       7,981
   Government
    -- non-U.S                       3,714         150           (3)       3,861
   U.S. government and
     federal agency                  2,413         103           (4)       2,512
Equity securities                    5,414       1,336         (102)       6,648
                                  ----------------------------------------------
                                    66,658       3,904         (206)      70,356
                                  ----------------------------------------------
CONSOLIDATED TOTALS               $ 66,915    $  3,917     $   (211)    $ 70,621
================================================================================
     The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

   At December 31, 1998, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

--------------------------------------------------------------------------------
CONTRACTUAL MATURITIES OF DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)
                                                    ----------------------------
                                                    Amortized          Estimated
(In millions)                                            cost         fair value
--------------------------------------------------------------------------------
Due in
   1999                                               $ 5,370            $ 5,574
   2000-2003                                           14,145             14,497
   2004-2008                                           13,068             13,538
   2009 and later                                      24,601             26,030
================================================================================
   It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. Proceeds from sales of investment securities by GE and GECS in 1998 were $16,707 million ($14,728 million in 1997 and $11,868 million in 1996). Gross realized gains were $1,126 million in 1998 ($1,018 million in 1997 and $638 million in 1996). Gross realized losses were $308 million in 1998 ($173 million in 1997 and $190 million in 1996).

11   GE CURRENT RECEIVABLES

                                                       -------------------------
December 31 (In millions)                                 1998             1997
--------------------------------------------------------------------------------
Aircraft Engines                                       $ 1,722          $ 2,118
Appliances                                                 299              300
Industrial Products and Systems                          1,274            1,645
NBC                                                        261              362
Plastics                                                 1,070            1,037
Power Systems                                            2,620            2,376
Technical Products and Services                            904              786
All Other                                                  141              130
Corporate                                                  495              538
                                                       -------------------------
                                                         8,786            9,292
Less allowance for losses                                 (303)            (238)
                                                       -------------------------
                                                       $ 8,483          $ 9,054
================================================================================
   Receivables balances at December 31, 1998 and 1997, before allowance for losses, included $5,447 million and $6,125 million, respectively, from sales of goods and services to customers, and $350 million and $285 million, respectively, from transactions with associated companies.

   Current receivables of $305 million at year-end 1998 and $303 million at year-end 1997 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer. About 4% of GE's sales of goods and services were to the U.S. government in 1998 and 1997, compared with about 5% in 1996.

12   INVENTORIES

                                                       -------------------------
December 31 (In millions)                                  1998            1997
--------------------------------------------------------------------------------
GE
Raw materials and work in process                       $ 3,154         $ 3,070
Finished goods                                            2,967           2,895
Unbilled shipments                                          195             242
                                                       -------------------------
                                                          6,316           6,207
Less revaluation to LIFO                                 (1,011)         (1,098)
                                                       -------------------------
                                                          5,305           5,109
                                                       -------------------------
GECS
Finished goods                                              744             786
                                                       -------------------------
                                                        $ 6,049         $ 5,895
================================================================================
   LIFO revaluations decreased $87 million in 1998, compared with decreases of $119 million in 1997 and $128 million in 1996. Included in these changes were decreases of $29 million, $59 million and $58 million in 1998, 1997 and 1996, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years. As of December 31, 1998, GE is obligated to acquire certain raw materials at market prices through the year 2008 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

 F-32
ANNUAL REPORT PAGE 56
---------------------

13 GECS FINANCING RECEIVABLES (INVESTMENTS IN TIME SALES, LOANS AND FINANCING LEASES)
                                                     ---------------------------
December 31 (In millions)                                 1998             1997
--------------------------------------------------------------------------------
TIME SALES AND LOANS
Consumer services                                    $  44,680        $  42,270
Mid-market financing                                    20,240           11,401
Specialized financing                                   16,811           13,974
Equipment management                                     1,066              469
Specialty insurance                                        103              202
                                                     ---------------------------
                                                        82,900           68,316
Deferred income                                         (5,617)          (3,484)
                                                     ---------------------------
   Time sales and loans-- net                           77,283           64,832
                                                     ---------------------------
INVESTMENT IN FINANCING LEASES
Direct financing leases                                 43,730           38,616
Leveraged leases                                         3,841            3,153
                                                     ---------------------------
   Investment in financing leases                       47,571           41,769
                                                     ---------------------------
                                                       124,854          106,601
Less allowance for losses                               (3,288)          (2,802)
                                                     ---------------------------
                                                     $ 121,566        $ 103,799
================================================================================
   Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1998 and 1997, specialized financing and consumer services loans included $12,980 million and $10,503 million, respectively, for commercial real estate loans. Note 17 contains information on airline loans and leases.

   At December 31, 1998, contractual maturities for time sales and loans were $31,014 million in 1999; $14,865 million in 2000; $9,448 million in 2001; $6,675 million in 2002; $5,465 million in 2003; and $15,433 million thereafter -- aggregating $82,900 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

   Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing, power generation, commercial real estate, and commercial equipment and facilities.

   As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, GECS is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. GECS generally is entitled to any residual value of leased assets.

   Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECS share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

   At December 31, 1998, contractual maturities for net rentals receivable under financing leases were $14,093 million in 1999; $12,087 million in 2000; $8,947 million in 2001; $4,362 million in 2002; $2,759 million in 2003; and $9,104 million thereafter -- aggregating $51,352 million. As with time sales and loans, experience has shown that a portion of these receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.


---------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT IN FINANCING LEASES
                                                              Total financing leases  Direct financing leases     Leveraged leases
                                                              ----------------------  -----------------------  ---------------------
December 31 (In millions)                                          1998        1997        1998        1997        1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                        $ 66,528    $ 58,543    $ 47,451    $ 42,901    $ 19,077    $ 15,642
Less principal and interest on third-party nonrecourse debt     (15,176)    (12,097)         --          --     (15,176)    (12,097)
                                                              ----------------------  -----------------------  ---------------------
   Net rentals receivable                                        51,352      46,446      47,451      42,901       3,901       3,545
Estimated unguaranteed residual value of leased assets            6,826       5,591       5,011       4,244       1,815       1,347
Less deferred income                                            (10,607)    (10,268)     (8,732)     (8,529)     (1,875)     (1,739)
                                                              ----------------------  -----------------------  ---------------------
INVESTMENT IN FINANCING LEASES (as shown above)                  47,571      41,769      43,730      38,616       3,841       3,153
Less amounts to arrive at net investment
   Allowance for losses                                            (619)       (656)       (519)       (575)       (100)        (81)
   Deferred taxes                                                (8,593)     (7,909)     (5,147)     (4,671)     (3,446)     (3,238)
                                                              ----------------------  -----------------------  ---------------------
NET INVESTMENT IN FINANCING LEASES                             $ 38,359    $ 33,204    $ 38,064    $ 33,370    $    295    $   (166)
====================================================================================================================================

 F-33
ANNUAL REPORT PAGE 57
---------------------

   GECS has a noncontrolling interest in Montgomery Ward Holding Corp. (MWHC) which, together with certain of its affiliates, filed a bankruptcy petition for reorganization in 1997. Loans to MWHC, which are considered impaired (as defined below), were $578 million and $617 million at year-end 1998 and 1997, respectively. These amounts are excluded from the nonearning and reduced-earning receivable and impaired loan discussions below. GECS also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.4 billion at December 31, 1998, including $1.6 billion that had been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing.

   Nonearning consumer receivables were $1,250 million and $1,049 million at December 31, 1998 and 1997, respectively, a substantial amount of which were private-label credit card loans subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Nonearning and reduced-earning receivables other than consumer receivables were $354 million and $353 million at year-end 1998 and 1997, respectively.

   "Impaired" loans are defined by generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans and therefore applies principally to commercial loans held by GECS. An analysis of impaired loans follows.

                                                                ----------------
December 31 (In millions)                                       1998        1997
--------------------------------------------------------------------------------

Loans requiring allowance for losses                            $346        $339
Loans expected to be fully recoverable                           158         167
                                                                ----------------
                                                                $504        $506
                                                                ----------------
Allowance for losses                                            $109        $170
Average investment during year                                   512         647
Interest income earned while impaired (a)                         39          32
================================================================================
(a) Principally on the cash basis.
--------------------------------------------------------------------------------

14   OTHER GECS RECEIVABLES

At year-end 1998 and 1997, this account included reinsurance recoverables of $6,124 million and $5,027 million and insurance-related receivables of $7,109 million and $4,932 million, respectively. Premium receivables, funds on deposit with reinsurers and policy loans are included in insurance-related receivables. Also in "Other GECS receivables" are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.

15   PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)

                                                          ----------------------
December 31 (In millions)                                    1998           1997
--------------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                                  $   459        $   459
   Buildings, structures and related
     equipment                                              6,579          6,375
   Machinery and equipment                                 19,491         18,376
   Leasehold costs and manufacturing
     plant under construction                               1,757          1,621
   Other                                                       24             24
                                                          ----------------------
                                                           28,310         26,855
                                                          ----------------------
   GECS
   Buildings and equipment                                  4,828          3,987
   Equipment leased to others
     Vehicles                                               9,825          9,144
     Aircraft                                               9,321          7,686
     Railroad rolling stock                                 2,804          2,367
     Marine shipping containers                             2,565          2,774
     Other                                                  3,447          2,844
                                                          ----------------------
                                                           32,790         28,802
                                                          ----------------------
                                                          $61,100        $55,657
                                                          ======================
ACCUMULATED DEPRECIATION
   AND AMORTIZATION
   GE                                                     $16,616        $15,737
   GECS
     Buildings and equipment                                1,733          1,478
     Equipment leased to others                             7,021          6,126
                                                          ----------------------
                                                          $25,370        $23,341
================================================================================
   Amortization of GECS equipment leased to others was $2,185 million, $2,102 million and $1,848 million in 1998, 1997 and 1996, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1998 totaled $12,808 million and are due as follows: $3,377 million in 1999; $2,540 million in 2000; $1,841 million in 2001; $1,318 million in 2002; $897 million in 2003; and $2,835 million thereafter.

 F-34
ANNUAL REPORT PAGE 58
---------------------

16   INTANGIBLE ASSETS

                                                            --------------------
December 31 (In millions)                                     1998          1997
--------------------------------------------------------------------------------
GE
Goodwill                                                   $ 9,203       $ 8,046
Other intangibles                                              793           709
                                                            --------------------
                                                             9,996         8,755
                                                            --------------------
GECS
Goodwill                                                    11,469         8,090
Present value of future profits (PVFP)                       1,618         1,824
Other intangibles                                              552           452
                                                            --------------------
                                                            13,639        10,366
                                                            --------------------
                                                           $23,635       $19,121
================================================================================
   GE intangible assets are shown net of accumulated amortization of $2,923 million in 1998 and $2,976 million in 1997. GECS intangible assets are net of accumulated amortization of $3,396 million in 1998 and $2,615 million in 1997.

   PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 15% to 8% of the year-end 1998 unamortized balance for each of the next five years.

17   ALL OTHER ASSETS

                                                       -------------------------
December 31 (In millions)                                  1998            1997
--------------------------------------------------------------------------------
GE
Investments
   Associated companies (a)                            $  2,336        $  1,692
   Other                                                    474             735
                                                       -------------------------
                                                          2,810           2,427
Prepaid pension asset                                     7,752           6,574
Long-term receivables, including notes                    2,379           2,389
Prepaid broadcasting rights                                 929             595
Other                                                     4,161           2,744
                                                       -------------------------
                                                         18,031          14,729
                                                       -------------------------
GECS
Investments
   Assets acquired for resale                             6,167           4,403
   Associated companies (a)                               7,670           4,695
   Real estate ventures                                   3,131           2,326
   Other                                                  3,473           2,452
                                                       -------------------------
                                                         20,441          13,876
Separate accounts                                         6,563           4,926
Servicing assets                                          1,625           1,713
Deferred insurance acquisition costs                      3,326           2,521
Other                                                     3,584           2,631
                                                       -------------------------
                                                         35,539          25,667
                                                       -------------------------
ELIMINATIONS                                               (662)           (576)
                                                       -------------------------
                                                       $ 52,908        $ 39,820
================================================================================
(a) Includes advances
--------------------------------------------------------------------------------
   In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1,473 million at year-end 1998 and $1,590 million at year-end 1997; and it had entered into commitments totaling $1,519 million and $1,794 million at year-end 1998 and 1997, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1998. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1998 and 1997, the balance of such GECS loans, leases and equipment leased to others was $10,170 million and $8,980 million, respectively. In addition, at December 31, 1998, GECS had issued financial guarantees and funding commitments of $74 million ($123 million at year-end 1997) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $9.4 billion ($6.2 billion at year-end 1997).

   At year-end 1998, the National Broadcasting Company had $9,376 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games, and commitments under long-term television station affiliation agreements that require payments through the year 2009.

   In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guarantees totaling $3,740 million at year-end 1998 and $2,895 million at year-end 1997.

   Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 20.

18   GE ALL OTHER CURRENT COSTS AND EXPENSES ACCRUED

At year-end 1998 and 1997, this account included taxes accrued of $3,415 million and $2,866 million and compensation and benefit accruals of $1,487 million and $1,321 million, respectively. Also included are amounts for product warranties, restructuring, estimated costs on shipments billed to customers and a variety of sundry items.

   An analysis of changes in the restructuring liability follows.

                                        ----------------------------------------
                                        Termination          Exit
(In millions)                              benefits         costs         Total
--------------------------------------------------------------------------------

1997 provision                              $   778       $   465       $ 1,243
Charges                                        (672)         (395)       (1,067)
Reversed to operations                           --           (28)          (28)
                                        ----------------------------------------
Balance at December 31, 1998                $   106       $    42       $   148
================================================================================
   Substantially all of the 1997 provision is expected to be utilized by year-end 1999.

 F-35
ANNUAL REPORT PAGE 59
---------------------

19   BORROWINGS

--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
                                  ----------------------------------------------
                                           1998                   1997
                                  -----------------------  ---------------------
                                                 Average                Average
December 31 (In millions)           Amount      rate (a)    Amount     rate (a)
---------------------------------------------------------  ---------------------
GE
Commercial paper (U.S.)           $  2,339          5.29%  $ 1,835         5.88%
Payable to banks,
   principally non-U.S                 465         11.15       348         8.38
Current portion of
   long-term debt                       50          5.08     1,099         5.85
Other                                  612                     347
                                  ----------------------------------------------
                                     3,466                   3,629
                                  ----------------------------------------------
GECS
Commercial paper
   U.S                              83,044          5.38    67,355         5.93
   Non-U.S                           3,953          4.80     3,879         4.18
Current portion of
   long-term debt                   14,645          5.66    15,101         6.30
Other                               11,520                   8,939
                                  ----------------------------------------------
                                   113,162                  95,274
                                  ----------------------------------------------
ELIMINATIONS                        (1,250)                   (828)
                                  ----------------------------------------------
                                  $115,378                 $98,075
================================================================================

--------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                                  ----------------------------------------------
                                      1998
                                   Average                 --------------------
December 31 (In millions)         rate (a)    Maturities      1998         1997
--------------------------------------------------------------------------------
GE
Industrial development/
   pollution control bonds            3.78%    2003-2027   $   327     $    270
Payable to banks,
   principally non-U.S                9.56     2000-2006       230          195
Other (b)                                                      124          264
                                                           ---------------------
                                                               681          729
                                                           ---------------------
GECS
Senior notes                          6.07     2000-2055    58,042       44,993
Subordinated notes (c)                7.88     2006-2035       996          996
                                                           ---------------------
                                                            59,038       45,989
                                                           ---------------------
ELIMINATIONS                                                   (56)        (115)
                                                           ---------------------
                                                           $59,663     $ 46,603
================================================================================
(a) Based on year-end balances and local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b) A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.

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

                             ---------------------------------------------------
(In millions)                   1999       2000       2001       2002       2003
--------------------------------------------------------------------------------

GE                           $    50    $   137    $   132    $    33    $    48
GECS                          14,645     13,889     10,925      7,059      4,794
--------------------------------------------------------------------------------
     Confirmed credit lines of $4.0 billion had been extended to GE by 23 banks at year-end 1998. Substantially all of GE's credit lines are available to GECS and its affiliates in addition to their own credit lines.

     At year-end 1998, GECS and its affiliates held committed lines of credit aggregating $26.7 billion, including $11.8 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. Amounts drawn by GECS under these lines at December 31, 1998, were not significant. A total of $1.5 billion of GE Capital credit lines is available for use by GE. Both GE and GECS compensate certain banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

--------------------------------------------------------------------------------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
                                                         -----------------------
December 31 (In millions)                                    1998           1997
--------------------------------------------------------------------------------
Short-term                                               $ 72,143       $ 56,961
                                                         -----------------------
Long-term (including current portion)
   Fixed rate (a)                                        $ 74,226       $ 59,329
   Floating rate                                           25,831         24,973
                                                         -----------------------
Total long-term                                          $100,057       $ 84,302
================================================================================
(a) Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.
--------------------------------------------------------------------------------
   At December 31, 1998, swap maturities ranged from 1999 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 6.03% (6.32% at year-end 1997).

 F-36
ANNUAL REPORT PAGE 60
---------------------

20   GECS INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

                                                         -----------------------
December 31 (In millions)                                     1998          1997
--------------------------------------------------------------------------------
Investment contracts and universal
   life benefits                                           $29,266       $28,266
Life insurance benefits and other (a)                       16,104        14,356
Unpaid claims and claims adjustment
   expenses (b)                                             19,611        14,654
Unearned premiums                                            5,715         5,068
Separate accounts (see note 17)                              6,563         4,926
                                                         -----------------------
                                                           $77,259       $67,270
================================================================================
(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1998 and 1997.

(b) Principally property and casualty reserves; includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.
--------------------------------------------------------------------------------
     When GECS cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

   The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental, asbestos and Year 2000-related exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims, particularly with respect to Year 2000-related exposures, principally due to significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

   A summary of activity affecting unpaid claims and claims adjustment expenses follows.

                                           -------------------------------------
(In millions)                                  1998          1997          1996
-------------------------------------------------------------------------------

Balance at January 1 -- gross              $ 14,654      $ 13,184      $ 12,662
Less reinsurance recoverables                (2,246)       (1,822)       (1,853)
                                           -------------------------------------
Balance at January -- net                    12,408        11,362        10,809
Claims and expenses incurred
   Current year                               6,330         4,494         4,087
   Prior years                                 (162)          146           104
Claims and expenses paid
   Current year                              (2,400)       (1,780)       (1,357)
   Prior years                               (3,692)       (2,816)       (2,373)
Claim reserves related to
   acquired companies                         3,476         1,360           309
Other                                           168          (358)         (217)
                                           -------------------------------------
Balance at December 31 -- net                16,128        12,408        11,362
Add reinsurance recoverables                  3,483         2,246         1,822
                                           -------------------------------------
Balance at December 31 -- gross            $ 19,611      $ 14,654      $ 13,184
================================================================================
   Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

   Financial guarantees and credit life risk of insurance affiliates are summarized below.
                                                      --------------------------
December 31 (In millions)                                  1998            1997
--------------------------------------------------------------------------------
Guarantees, principally on municipal
   bonds and structured finance issues                $ 171,020       $ 144,647
Mortgage insurance risk in force                         43,941          46,245
Credit life insurance risk in force                      31,018          26,593
Less reinsurance                                        (37,205)        (33,528)
                                                      --------------------------
                                                      $ 208,774       $ 183,957
================================================================================

21   GE ALL OTHER LIABILITIES

This account includes noncurrent compensation and benefit accruals at year-end 1998 and 1997 of $5,594 million and $5,484 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, product warranties and a variety of sundry items.

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

 F-37
ANNUAL REPORT PAGE 61
---------------------

22   DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.

                                                        ------------------------
December 31 (In millions)                                  1998             1997
--------------------------------------------------------------------------------

ASSETS
GE                                                      $ 5,309          $ 4,891
GECS                                                      5,305            4,320
                                                        ------------------------
                                                         10,614            9,211
                                                        ------------------------
LIABILITIES
GE                                                        5,059            4,576
GECS                                                     14,895           13,286
                                                        ------------------------
                                                         19,954           17,862
                                                        ------------------------
NET DEFERRED TAX LIABILITY                              $ 9,340          $ 8,651
================================================================================
   Principal components of the net deferred tax balances for GE and GECS are as follows:

                                                       -------------------------
December 31 (In millions)                                 1998             1997
--------------------------------------------------------------------------------
GE
Provisions for expenses (a)                            $(3,809)         $(3,367)
Retiree insurance plans                                   (847)            (856)
Prepaid pension asset                                    2,713            2,301
Depreciation                                               935              955
Other-- net                                                758              652
                                                       -------------------------
                                                          (250)            (315)
                                                       -------------------------
GECS
Financing leases                                         8,593            7,909
Operating leases                                         2,419            2,156
Net unrealized gains
   on securities                                         1,369            1,264
Allowance for losses                                    (1,386)          (1,372)
Insurance reserves                                      (1,022)          (1,000)
AMT credit carryforwards                                  (903)            (354)
Other -- net                                               520              363
                                                       -------------------------
                                                         9,590            8,966
                                                       -------------------------
NET DEFERRED TAX LIABILITY                             $ 9,340          $ 8,651
================================================================================
(a) Represents the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax deficiencies, product warranties and other provisions for sundry losses and expenses that are not currently deductible.
--------------------------------------------------------------------------------

23   GECS MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by an affiliate of GE Capital. The preferred stock pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

                                                         -----------------------
December 31 (In millions)                                  1998             1997
--------------------------------------------------------------------------------
GE Capital                                               $2,300           $2,230
GE Capital affiliate                                        860              660
================================================================================
   Dividend rates on the preferred stock ranged from 3.9% to 5.2% during 1998 and from 3.8% to 5.2% during 1997 and 1996.

24   RESTRICTED NET ASSETS OF GECS AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1998, net assets of regulated GECS affiliates amounted to $25.1 billion, of which $21.9 billion was restricted.

   At December 31, 1998 and 1997, the aggregate statutory capital and surplus of the insurance businesses totaled $14.4 billion and $12.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

25   SHARE OWNERS' EQUITY

                                             -----------------------------------
(In millions)                                    1998         1997         1996
-------------------------------------------------------------------------------=

COMMON STOCK ISSUED                          $    594     $    594     $    594
                                             ===================================
ACCUMULATED NONOWNER
   CHANGES OTHER THAN EARNINGS
Balance at January 1                         $  1,340     $    615     $  1,061
Unrealized gains (losses) on
   investment securities -- net
   of deferred taxes of $430,
   $860 and ($204)                                795        1,467         (329)
Currency translation
   adjustments -- net of deferred
   taxes of ($13), ($58) and ($9)                  60         (742)        (117)
Reclassification adjustments--
   net of deferred taxes of ($291)               (531)          --           --
                                             -----------------------------------
Balance at December 31                       $  1,664     $  1,340     $    615
                                             ===================================
OTHER CAPITAL
Balance at January 1                         $  4,434     $  2,554     $  1,602
Gains on treasury stock
   dispositions (a)                             2,374        1,880          952
                                             -----------------------------------
Balance at December 31                       $  6,808     $  4,434     $  2,554
                                             ===================================
RETAINED EARNINGS
Balance at January 1                         $ 43,338     $ 38,670     $ 34,528
Net earnings                                    9,296        8,203        7,280
Dividends (a)                                  (4,081)      (3,535)      (3,138)
                                             -----------------------------------
Balance at December 31                       $ 48,553     $ 43,338     $ 38,670
                                             ===================================
COMMON STOCK HELD IN TREASURY

Balance at January 1                         $ 15,268     $ 11,308     $  8,176
Purchases (a)                                   6,475        6,392        4,842
Dispositions (a)                               (3,004)      (2,432)      (1,710)
                                             -----------------------------------
Balance at December 31                       $ 18,739     $ 15,268     $ 11,308
================================================================================
(a) Total dividends and other transactions with share owners reduced equity by $5,178 million, $5,615 million and $5,318 million in 1998, 1997 and 1996, respectively.
--------------------------------------------------------------------------------
     The GE Board of Directors has authorized repurchase of $17 billion of common stock under the share repurchase program. This buyback will continue through the year 2000 at an annual rate of about $2 billion. Funds used for the share repurchase are expected to be generated largely from operating cash flow.

 F-38
ANNUAL REPORT PAGE 62
---------------------

Through year-end 1998, a total of 287 million shares having an aggregate cost of $13.6 billion had been repurchased under this program and placed into treasury.

   Common shares issued and outstanding are summarized in the following table.

--------------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
                                      ------------------------------------------
December 31 (In thousands)                 1998            1997            1996
--------------------------------------------------------------------------------
Issued                                3,714,068       3,714,026       3,714,026
In treasury                            (442,772)       (449,434)       (424,942)
                                      ------------------------------------------
Outstanding                           3,271,296       3,264,592       3,289,084
================================================================================
   GE has 50 million authorized shares of preferred stock ($1.00 par value), but no such shares have been issued.

   The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in share owners' equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

26   OTHER STOCK-RELATED INFORMATION

--------------------------------------------------------------------------------
                                                     Average per share
                                            ------------------------------------
                                             Shares
                                            subject        Exercise       Market
(Shares in thousands)                     to option           price        price
--------------------------------------------------------------------------------
Balance at December 31, 1995                144,874          $21.60       $36.00
   Options granted                           19,034           42.39        42.39
   Replacement options                        8,622           26.34        26.34
   Options exercised                        (18,278)          17.70        43.25
   Options terminated                        (4,707)          26.18           --
                                            ------------------------------------
Balance at December 31, 1996                149,545           24.86        49.44
   Options granted (a)                       13,795           68.07        68.07
   Replacement options                           30           24.16        24.16
   Options exercised                        (21,746)          18.47        61.22
   Options terminated                        (2,721)          31.10           --
                                            ------------------------------------
Balance at December 31, 1997                138,903           30.03        73.38
   Options granted                            7,707           79.86        79.86
   Options exercised                        (23,955)          20.76        84.45
   Options terminated                        (2,727)          44.46           --
                                            ------------------------------------
Balance at December 31, 1998                119,928           34.76       102.00
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

   The replacement options replaced canceled SARs and have identical terms thereto. At year-end 1998, there were 1.4 million SARs outstanding at an average exercise price of $22.14. There were 9.2 million restricted stock shares and restricted stock units outstanding at year-end 1998.

   There were 121.0 million and 92.8 million additional shares available for grants of options, SARs, restricted stock and restricted stock units at December 31, 1998 and 1997, respectively. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

   Outstanding options and SARs expire on various dates through December 18, 2008. Restricted stock grants vest on various dates up to normal retirement of grantees.

   The following table summarizes information about stock options outstanding at December 31, 1998.

--------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING
(Shares in thousands)
                                      Outstanding               Exercisable
                            -----------------------------   --------------------
                                                  Average                Average
Exercise                               Average   exercise               exercise
price range                  Shares   life (a)      price   Shares         price
--------------------------------------------------------------------------------
$12 1/8 - 21 9/16            20,690       2.7   $   17.80   20,690     $   17.80
$21 5/8 - 31 15/16           61,600       5.5       25.72   47,372         25.16
$36 3/16 - 51 1/2            17,565       7.6       42.65    4,436         41.19
$51 3/4 - 73                 12,475       8.8       68.88       75         60.15
$77 1/2 - 96 7/8              7,598       9.7       79.88       22         78.30
                            ----------------------------------------------------
Total                       119,928       5.9       34.76   72,595         24.09
================================================================================
At year-end 1997, options with an average exercise price of $21.11 were exercisable on 72 million shares; at year-end 1996, options with an average exercise price of $19.58 were exercisable on 81 million shares.

(a) Average contractual life remaining in years.
--------------------------------------------------------------------------------
   Stock options expire 10 years from the date they are granted; options vest over service periods that range from one to five years.

    Disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, are as follows:

--------------------------------------------------------------------------------
OPTION VALUE INFORMATION (a)
                                             -----------------------------------
(In dollars)                                   1998          1997          1996
--------------------------------------------------------------------------------
Fair value per option (b)                    $18.98        $17.81         $9.34
Valuation assumptions
   Expected option term (years)                 6.2           6.3           6.2
   Expected volatility                         21.7%         20.0%         20.1%
   Expected dividend yield                      1.8%          1.5%          2.3%
   Risk-free interest rate                      4.9%          6.1%          6.6%
================================================================================
(a) Weighted averages of option grants during each period.

(b) Estimated using Black-Scholes option pricing model.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRO FORMA EFFECTS (a)

December 31 (In millions;
per-share amounts in dollars)                -----------------------------------
                                                1998          1997          1996
--------------------------------------------------------------------------------
Net earnings                                  $9,196        $8,129        $7,235
Earnings per share -- diluted                   2.77          2.43          2.15
                   -- basic                     2.81          2.48          2.19
================================================================================
(a) Valuations only of grants made after January 1, 1995; thus, the pro forma effect increased over the periods presented.
--------------------------------------------------------------------------------

 F-39
ANNUAL REPORT PAGE 63
---------------------

27  SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

   "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

    "All other operating activities" in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, increases and decreases in progress collections, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and adjustments to assets.

   Noncash transactions include the 1998 acquisition of Marquette Medical Systems for 9.4 million shares of GE common stock valued at $829 million and the 1997 exchange transaction described in note 2. Other noncash transactions did not have a significant effect on the investing or financing activities of GE or GECS.

   Certain supplemental information related to GE and GECS cash flows is shown below.

                                                                                   ---------------------------------
For the years ended December 31 (In millions)                                          1998        1997        1996
--------------------------------------------------------------------------------------------------------------------
GE
   NET PURCHASE OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase program                            $ (3,646)   $ (3,492)   $ (3,266)
   Other purchases                                                                   (2,829)     (2,900)     (1,576)
   Dispositions (mainly to employee and dividend reinvestment plans)                  3,656       3,577       2,519
                                                                                   ---------------------------------
                                                                                   $ (2,819)   $ (2,815)   $ (2,323)
                                                                                   =================================
GECS
   FINANCING RECEIVABLES
   Increase in loans to customers                                                  $(76,142)   $(55,689)   $(49,890)
   Principal collections from customers -- loans                                     65,573      50,679      49,923
   Investment in equipment for financing leases                                     (20,299)    (16,420)    (14,427)
   Principal collections from customers -- financing leases                          15,467      13,796      11,158
   Net change in credit card receivables                                             (4,705)     (4,186)     (3,068)
   Sales of financing receivables                                                    13,805       9,922       4,026
                                                                                   ---------------------------------
                                                                                   $ (6,301)   $ (1,898)   $ (2,278)
                                                                                   =================================
   ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses                     $(23,897)   $(19,274)   $(15,925)
   Dispositions and maturities of securities by insurance and annuity businesses     20,639      17,280      14,018
   Proceeds from principal business dispositions                                         --         241          --
   Other                                                                             (7,820)     (3,893)     (4,183)
                                                                                   ---------------------------------
                                                                                   $(11,078)   $ (5,646)   $ (6,090)
                                                                                   =================================
   NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                     $  5,881    $  3,502    $  5,061
   Long-term (longer than one year)                                                  33,453      15,566      17,245
   Proceeds -- nonrecourse, leveraged lease debt                                      2,106       1,757         595
                                                                                   ---------------------------------
                                                                                   $ 41,440    $ 20,825    $ 22,901
                                                                                   =================================
   REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                     $(25,901)   $(21,320)   $(23,355)
   Long-term (longer than one year)                                                  (4,739)     (1,150)     (1,025)
   Principal payments -- nonrecourse, leveraged lease debt                             (387)       (287)       (276)
                                                                                   ---------------------------------
                                                                                   $(31,027)   $(22,757)   $(24,656)
                                                                                   =================================
   ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment contracts                                     $  5,149    $  4,717    $  2,561
   Preferred stock issued by GECS affiliates                                            270         605         155
   Redemption of investment contracts                                                (5,533)     (4,537)     (2,688)
                                                                                   ---------------------------------
                                                                                   $   (114)   $    785    $     28
====================================================================================================================

 F-40
ANNUAL REPORT PAGE 64
---------------------

28  OPERATING SEGMENTS

------------------------------------------------------------------------------------------------------------------------------------
                                        REVENUES
                                        For the years ended December 31

                                                  Total revenues            Intersegment revenues             External revenues
                                       --------------------------------   ------------------------    ------------------------------
(In millions)                              1998        1997       1996     1998     1997     1996        1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                    $ 10,294     $ 7,799    $ 6,302    $ 292    $ 101    $  86    $ 10,002    $ 7,698    $ 6,216
   Appliances                             5,619       5,801      5,586       12       12        5       5,607      5,789      5,581
   Industrial Products and Systems       11,222      10,984     10,401      479      491      453      10,743     10,493      9,948
   NBC                                    5,269       5,153      5,232       --       --       --       5,269      5,153      5,232
   Plastics                               6,633       6,695      6,509       20       24       22       6,613      6,671      6,487
   Power Systems                          8,466       7,915      7,643      166       80       67       8,300      7,835      7,576
   Technical Products and Services        5,323       4,861      4,700       14       18       23       5,309      4,843      4,677
   All Other                                264         308        291       --       --       --         264        308        291
   Eliminations                          (1,367)     (1,176)    (1,032)    (983)    (726)    (656)       (384)      (450)      (376)
                                       --------------------------------   ------------------------    ------------------------------
   Total GE segment revenues             51,723      48,340     45,632       --       --       --      51,723     48,340     45,632
   Corporate items <F1>                     507       2,919      1,116       --       --       --         507      2,919      1,116
   GECS net earnings                      3,796       3,256      2,817       --       --       --       3,796      3,256      2,817
                                       --------------------------------   ------------------------    ------------------------------
     Total GE                            56,026      54,515     49,565       --       --       --      56,026     54,515     49,565
GECS                                     48,694      39,931     32,713       --       --       --      48,694     39,931     32,713
Eliminations                             (4,251)     (3,606)    (3,099)      --       --       --      (4,251)    (3,606)    (3,099)
                                       --------------------------------   ------------------------    ------------------------------
CONSOLIDATED REVENUES                  $100,469     $90,840    $79,179    $  --    $  --    $  --    $100,469    $90,840    $79,179
====================================================================================================================================

GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices.

<F1> Includes revenues of $944 million and $789 million in 1997 and 1996, respectively, from an appliance distribution affiliate that was deconsolidated in 1998. Also includes $1,538 million in 1997 from exchanging preferred stock in Lockheed Martin Corporation for the stock of a newly formed subsidiary.
--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                              ASSETS                              PROPERTY, PLANT AND        DEPRECIATION AND
                                                                                  EQUIPMENT ADDITIONS        AMORTIZATION (INCLUDING
                                                                                  (INCLUDING EQUIPMENT       GOODWILL AND OTHER
                                                                                  LEASED TO OTHERS)          INTANGIBLES)
                                                                                  For the years ended        For the years ended
                                              At December 31                      December 31                December 31
                                              ----------------------------------  ------------------------   -----------------------
(In millions)                                      1998        1997        1996      1998    1997    1996      1998    1997    1996
------------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                           $   8,866   $   8,895   $   5,423   $   480  $  729  $  551    $  398  $  292  $  282
   Appliances                                     2,436       2,354       2,399       150      83     168       137     131     123
   Industrial Products and Systems                6,466       6,672       6,574       428     487     450       440     408     362
   NBC                                            3,264       3,050       3,007       105     116     176       127     142     121
   Plastics                                       9,813       8,890       9,130       722     618     748       591     494     552
   Power Systems                                  7,253       6,182       6,322       246     215     185       215     199     184
   Technical Products and Services                3,858       2,438       2,245       254     189     154       143     137     123
   All Other                                        189         224         239        --      --      --        52      46      40
                                              ----------------------------------  ------------------------   -----------------------
   Total GE segments                             42,145      38,705      35,339     2,385   2,437   2,432     2,103   1,849   1,787
   Investment in GECS                            19,727      17,239      14,276        --      --      --        --      --      --
   Corporate items and eliminations (a)          12,798      11,482      10,310       158     129     114       189     180     176
                                              ----------------------------------  ------------------------   -----------------------
     Total GE                                    74,670      67,426      59,925     2,543   2,566   2,546     2,292   2,029   1,963
GECS                                            303,297     255,408     227,419     8,110   7,320   5,762     3,568   3,240   2,805
Eliminations                                    (22,032)    (18,822)    (14,942)       --      --      --        --      --      --
                                              ----------------------------------  ------------------------   -----------------------
CONSOLIDATED TOTALS                           $ 355,935   $ 304,012   $ 272,402   $10,653  $9,886  $8,308    $5,860  $5,269  $4,768
====================================================================================================================================

Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(a) Depreciation and amortization includes $64 million of unallocated RCA goodwill amortization in 1998, 1997 and 1996 that relates to NBC.
--------------------------------------------------------------------------------

   At year=end 1998, GE adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Prior-period amounts have been restated in accordance with the requirements of the new standard.

BASIS FOR PRESENTATION. The Company's operating businesses are organized based on the nature of products and services provided. Certain GE businesses do not meet the definition of a reportable operating segment and have been aggregated. The Industrial Products and Systems segment consists of Industrial Systems, Lighting, Transportation Systems and GE Supply. The Technical Products and Services segment consists of Medical Systems and Information Services.

   Segment accounting policies are the same as policies described in note 1.

 F-41
ANNUAL REPORT PAGE 65
---------------------

Details of segment profit by operating segment can be found on page 36 of this report. A description of operating segments for General Electric Company and consolidated affiliates follows.

AIRCRAFT ENGINES. Jet engines and replacement parts and repair and maintenance services for all categories of commercial aircraft (short/medium, intermediate and long-range); for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and commuter aircraft. Sold worldwide to airframe manufacturers, airlines and government agencies. Also includes aircraft engine derivatives, reported both in this segment and in Power Systems, used as marine propulsion and industrial power sources.

APPLIANCES. Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. Sold in North America and in global markets under various GE and private-label brands. Distributed to retail outlets, mainly for the replacement market, and to building contractors and distributors for new installations.

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

NBC. Principal businesses are the furnishing of U.S. network television services to more than 200 affiliated stations, production of television programs, operation of 13 VHF and UHF television broadcasting stations, operation of six cable/satellite networks around the world, and investment and programming activities in the Internet, multimedia and cable television.


PLASTICS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones; superabrasive industrial diamonds; and laminates. Sold worldwide to a diverse customer base consisting mainly of manufacturers.

POWER SYSTEMS. Power plant products and services, including design, installation, operation and maintenance services. Markets and competition are global. Gas turbines are sold separately and as part of packaged power plants for electric utilities, independent power producers and for industrial cogeneration and mechanical drive applications. Steam turbine-generators are sold to electric utilities and, for cogeneration, to industrial and other power customers. Also includes nuclear reactors and fuel and support services for GE's new and installed boiling water reactors and aircraft engine derivatives, also reported in the Aircraft Engines segment, used as industrial power sources.

TECHNICAL PRODUCTS AND SERVICES. Medical imaging systems such as magnetic resonance (MR) and computed tomography (CT) scanners, x-ray, nuclear imaging and ultrasound, as well as diagnostic cardiology and patient monitoring devices; related services, including equipment monitoring and repair, computerized data management and customer productivity services. Products and services are sold worldwide to hospitals and medical facilities. Also includes a full range of computer-based information and data interchange services for both internal and external use to commercial and industrial customers.

GECS. The operating activities of the GECS segment follow.

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

   MID-MARKET FINANCING -- loans, financing and operating leases and other services for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

   SPECIALIZED FINANCING -- loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in public and private entities in diverse industries.

   SPECIALTY INSURANCE -- U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

   Very few of the products financed by GECS are manufactured by GE.

 F-42
ANNUAL REPORT PAGE 66
---------------------

29  GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

 The table below presents data by geographic region. Operating profit data by geographic segment have been restated on a basis consistent with operating segment information presented on page 36.

   Revenues and operating profit shown below are classified according to their country of origin (including exports from such areas). Revenues and operating profit classified under the caption "United States" include royalty and licensing income from non-U.S. sources.

---------------------------------------------------------------------------------------------------------------------------
                             REVENUES
                             For the years ended December 31

                                          Total revenues               Intersegment revenues                External revenues
---------------------------------------------------------------  ----------------------------------  -------------------------------
(In millions)                     1998        1997        1996        1998        1997        1996        1998       1997       1996
                             ----------------------------------  ----------------------------------  -------------------------------
United States                $  71,799   $  66,330   $  58,110   $   2,608   $   2,471   $   2,292   $  69,191  $  63,859  $  55,818
Europe <F1>                     21,665      18,166      15,964         837         787         714      20,828     17,379     15,250
Pacific Basin                    5,166       4,742       4,343         951         880         796       4,215      3,862      3,547
Other <F2>                       6,925       6,420       5,140         690         680         576       6,235      5,740      4,564
Intercompany eliminations       (5,086)     (4,818)     (4,378)     (5,086)     (4,818)     (4,378)         --         --         --
                             ----------------------------------  ----------------------------------  -------------------------------
Total                        $ 100,469   $  90,840   $  79,179   $      --   $      --   $      --   $ 100,469  $  90,840  $  79,179
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                  OPERATING PROFIT <F3>          ASSETS                              LONG-LIVED ASSETS <F4>
                                  For the years ended
                                  December 31                    At December 31                      At December 31
                                  -----------------------------  ----------------------------------  -------------------------------
(In millions)                         1998       1997      1996       1998        1997        1996       1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
United States                     $ 11,558   $ 10,249   $ 9,745  $ 227,311   $ 206,655   $ 189,593   $ 18,048   $ 17,074   $ 15,016
Europe                               2,393      2,271     1,724     84,518      66,740      55,196      6,334      5,180      4,483
Pacific Basin                          431        355       269     18,427       8,881       8,125      1,326        971        881
Other <F2>                             810        713       576     25,878      21,926      19,655     10,057      9,119      8,442
Intercompany eliminations               (9)       (23)        7       (199)       (190)       (167)       (35)       (28)       (26)
                                  -----------------------------  ----------------------------------  -------------------------------
Total                             $ 15,183   $ 13,565   $12,321  $ 355,935   $ 304,012   $ 272,402   $ 35,730   $ 32,316   $ 28,796
====================================================================================================================================

<F1> Includes $944 million and $789 million in 1997 and 1996, respectively, from an appliance distribution affiliate that was deconsolidated in 1998.

<F2> Includes the Americas other than the United States and operations that cannot meaningfully be associated with specific geographic areas (for example, shipping containers used on ocean-going vessels).

<F3> Excludes GECS income taxes of $1,364 million, $1,166 million and $1,231 million in 1998, 1997 and 1996, respectively, which are included in the measure of segment profit reported on page 36.

<F4> Property, plant and equipment (including equipment leased to others).
--------------------------------------------------------------------------------


30   ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from borrowings by GE and GECS and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1998 or 1997. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

   A description of how values are estimated follows.

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

 F-43
ANNUAL REPORT PAGE 67
---------------------



------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS
                                                   ----------------------------------------  ---------------------------------------
                                                                        1998                                    1997
                                                   ----------------------------------------  ---------------------------------------
                                                                   Assets (liabilities)                     Assets (liabilities)
                                                            -------------------------------            -----------------------------
                                                                             Estimated                                   Estimated
                                                              Carrying      fair value                  Carrying        fair value
                                                    Notional    amount   ------------------  Notional     amount  ------------------
December 31 (In millions)                             amount     (net)       High       Low    amount      (net)      High      Low
------------------------------------------------------------------------------------------------------------------------------------
GE
Investment related
   Investments and notes receivable                 $   <F1>  $  1,764   $  1,810  $  1,793  $   <F1>  $   1,909  $  1,915 $  1,908
   Cancelable interest rate swap                       1,221        17          1         1     1,421         25        19       19
Borrowings and related instruments
   Borrowings<F2><F3>                                   <F1>    (4,147)    (4,155)   (4,155)     <F1>     (4,358)   (4,377)  (4,377)
   Interest rate swaps                                   951        --        (60)      (60)      531         --       (12)     (12)
Recourse obligations for receivables sold                441       (32)       (32)      (32)      427        (23)      (23)     (23)
Financial guarantees                                   2,172        --         --        --     2,141         --        --       --
Other firm commitments
   Currency forwards and options                       7,914        72        114       114     6,656         82       270      270
   Financing commitments                               1,519        --         --        --     1,794         --        --       --
GECS
Assets
   Time sales and loans                                 <F1>    74,616     75,474    74,293      <F1>     62,712    63,105   61,171
   Integrated interest rate swaps                     14,135        16       (102)     (102)   12,323         19      (125)    (125)
   Purchased options                                  11,195       146        158       158     1,992         64        39       39
   Mortgage-related positions
     Mortgage purchase commitments                     1,983        --         15        15     2,082         --        11       11
     Mortgage sale commitments                         3,276        --         (9)       (9)    2,540         --        (9)      (9)
     Mortgages held for sale                            <F1>     4,405      4,457     4,457      <F1>      2,378     2,379    2,379
     Options, including "floors"                      21,433        91        181       181    30,347         51       141      141
     Interest rate swaps and futures                   6,662        --         49        49     3,681         --        23       23
   Other cash financial instruments                     <F1>     3,205      3,433     3,231      <F1>      2,242     2,592    2,349
Liabilities
   Borrowings and related instruments
     Borrowings<F2> <F3>                                <F1>  (172,200)  (174,492) (174,492)     <F1>   (141,263) (141,828)(141,828)
     Interest rate swaps                              46,325        --     (1,449)   (1,449)   42,531         --      (250)    (250)
     Currency swaps                                   29,645        --        252       252    23,382         --    (1,249)  (1,249)
     Currency forwards                                23,409        --       (389)     (389)   15,550         --       371      371
   Investment contract benefits                         <F1>   (23,893)   (23,799)  (23,799)     <F1>    (23,045)  (22,885) (22,885)
   Insurance -- financial guarantees and credit life 208,774    (3,135)    (3,339)   (3,446)  183,957     (2,897)   (2,992)  (3,127)
   Credit and liquidity support -- securitizations    21,703       (29)       (29)      (29)   13,634        (46)      (46)     (46)
   Performance guarantees -- principally
     letters of credit                                 2,684        --         --        --     2,699        (34)       --      (67)
   Other                                               2,888    (1,921)    (1,190)   (1,190)    3,147     (1,134)   (1,282)  (1,303)
Other firm commitments
   Currency forwards                                   5,072        --        (52)      (52)    1,744         --        11       11
   Currency swaps                                        915        72         72        72     1,073        192       192      192
   Ordinary course of business
     lending commitments                               9,839        --        (12)      (12)    7,891         --       (62)     (62)
   Unused revolving credit lines
     Commercial                                        6,401        --         --        --     4,850         --        --       --
     Consumer -- principally credit cards            132,475        --         --        --   134,123         --        --       --
====================================================================================================================================

<F1> Not applicable.

<F2> Includes effects of interest rate and currency swaps, which also are listed separately.

<F3> See note 19.
--------------------------------------------------------------------------------

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

 F-44
ANNUAL REPORT PAGE 68
---------------------

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps," "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain GECS business activities, such as mortgage servicing and annuities.

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

COUNTERPARTY CREDIT RISK -- risk that counterparties will be financially unable to make payments according to the terms of the agreements -- is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1998 and 1997, this gross market risk amounted to $2.3 billion and $2.0 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.6 billion and $2.9 billion at December 31, 1998 and 1997, respectively.

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

--------------------------------------------------------------------------------
COUNTERPARTY CREDIT CRITERIA
                                                   -----------------------------
                                                          Credit rating
                                                   -----------------------------
                                                   Moody's    Standard & Poor's
--------------------------------------------------------------------------------
Term of transaction
   Between one and five years                        Aa3            AA-
   Greater than five years                           Aaa            AAA
Credit exposure limits
   Up to $50 million                                 Aa3            AA-
   Up to $75 million                                 Aaa            AAA
================================================================================
o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

31  QUARTERLY INFORMATION (UNAUDITED)


                                                   First quarter        Second quarter         Third quarter        Fourth quarter
(Dollar amounts in millions;                    ------------------    ------------------    ------------------    ------------------
per-share amounts in dollars)                      1998       1997       1998       1997       1998       1997       1998       1997
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings                                    $ 1,891    $ 1,677    $ 2,450    $ 2,162    $ 2,284    $ 2,014    $ 2,671    $ 2,350
Earnings per share -- diluted                      0.57       0.50       0.74       0.65       0.69       0.60       0.80       0.70
                   -- basic                        0.58       0.51       0.75       0.66       0.70       0.62       0.82       0.72
SELECTED DATA
GE
   Sales of goods and services                   11,408     10,522     13,217     12,620     12,075     11,698     14,846     14,112
   Gross profit from sales                        3,366      2,970      4,216      3,886      3,630      3,368      4,598      2,618
GECS
   Total revenues                                11,151      9,544     11,801      9,317     12,016     10,182     13,726     10,888
   Operating profit                               1,252      1,081      1,219      1,138      1,584      1,229      1,105        974
   Net earnings                                     881        754        933        798      1,082        938        900        766
====================================================================================================================================

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

    Earnings-per-share amounts for each quarter are required to be computed independently. As a result, with the exception of 1998 diluted earnings per share, their sum does not equal the total year earnings-per-share amounts for 1998 and 1997.