Form 10-Q
period 1999-03-31
GENERAL ELECTRIC CO
filed 1999-05-11
CIK 40545

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission file number 1-35

                            GENERAL ELECTRIC COMPANY
           ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                     14-0689340
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   3135 Easton Turnpike, Fairfield, CT                       06431-0001
----------------------------------------                    ------------
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

            There were 3,271,879,000 shares with a par value of $0.16 per share outstanding at March 31, 1999.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)

                                                                          THREE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                         --------------------------------------------------------------------
                                                              CONSOLIDATED                GE                     GECS
                                                         --------------------    --------------------   ---------------------
                                                             1999        1998        1999        1998        1999        1998
                                                         --------    --------    --------    --------    --------    --------
Sales of goods                                           $ 10,011    $  9,616    $  8,370    $  7,991    $  1,640    $  1,626
Sales of services                                           3,352       3,359       3,426       3,417        --          --
Earnings of GECS                                             --          --         1,032         881        --          --
GECS revenues from services                                10,699       9,484        --          --        10,743       9,525
Other income                                                  103         167         118         175        --          --
                                                         --------    --------    --------    --------    --------    --------
 Total revenues                                            24,165      22,626      12,946      12,464      12,383      11,151
                                                         --------    --------    --------    --------    --------    --------


Cost of goods sold                                          7,237       7,063       5,725       5,582       1,511       1,482
Cost of services sold                                       2,330       2,402       2,404       2,460        --          --
Interest and other financial charges                        2,263       2,212         184         207       2,113       2,025
Insurance losses and policyholder and annuity benefits      2,619       2,213        --          --         2,619       2,213
Provision for losses on financing receivables                 379         332        --          --           379         332
Other costs and expenses                                    6,039       5,433       1,741       1,648       4,323       3,814
Minority interest in net earnings of consolidated
 affiliates                                                    54          56          16          23          38          33
                                                         --------    --------    --------    --------    --------    --------
 Total costs and expenses                                  20,921      19,711      10,070       9,920      10,983       9,899
                                                         --------    --------    --------    --------    --------    --------
Earnings before income taxes                                3,244       2,915       2,876       2,544       1,400       1,252
Provision for income taxes                                 (1,089)     (1,024)       (721)       (653)       (368)       (371)
                                                         --------    --------    --------    --------    --------    --------
 Net earnings                                            $  2,155    $  1,891    $  2,155    $  1,891    $  1,032    $    881
                                                         ========    ========    ========    ========    ========    ========
Net earnings per share
 Diluted                                                 $   0.65    $   0.57
 Basic                                                   $   0.66    $   0.58

Dividends declared per share                             $   0.35    $   0.30

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS IN MILLIONS)

                                                              CONSOLIDATED                GE                     GECS
                                                         --------------------    --------------------    --------------------
                                                          3/31/99    12/31/98     3/31/99    12/31/98     3/31/99    12/31/98
                                                         --------    --------    --------    --------    --------    --------
Cash and equivalents                                     $  4,596    $  4,317    $  1,191    $  1,175    $  3,780    $  3,342
Investment securities                                      78,493      78,717         369         259      78,124      78,458
Current receivables                                         8,354       8,224       8,529       8,483        --          --
Inventories                                                 6,398       6,049       5,785       5,305         613         744
Financing receivables - net                               119,941     121,566        --          --       119,941     121,566
Other GECS receivables                                     29,186      24,789        --          --        30,056      25,973
Property, plant and equipment (including equipment
 leased to others) - net                                   35,645      35,730      11,418      11,694      24,227      24,036
Investment in GECS                                           --          --        19,857      19,727        --          --
Intangible assets - net                                    24,330      23,635      10,948       9,996      13,382      13,639
All other assets                                           54,793      52,908      17,791      18,031      37,607      35,539
                                                         --------    --------    --------    --------    --------    --------
Total assets                                             $361,736    $355,935    $ 75,888    $ 74,670    $307,730    $303,297
                                                         ========    ========    ========    ========    ========    ========

Short-term borrowings                                    $116,738    $115,378    $  3,402    $  3,466    $114,488    $113,162
Accounts payable, principally trade accounts               11,959      12,502       4,787       4,845       8,098       8,815
Other GE current liabilities                               14,515      13,699      14,518      13,619        --          --
Long-term borrowings                                       60,502      59,663         670         681      59,878      59,038
Insurance liabilities, reserves and annuity benefits       80,271      77,259        --          --        80,271      77,259
All other liabilities                                      25,049      24,939      13,024      12,613      11,923      12,247
Deferred income taxes                                       9,228       9,340        (125)       (250)      9,353       9,590
                                                         --------    --------    --------    --------    --------    --------
Total liabilities                                         318,262     312,780      36,276      34,974     284,011     280,111
                                                         --------    --------    --------    --------    --------    --------
Minority interest in equity of consolidated
 affiliates                                                 4,681       4,275         819         816       3,862       3,459
                                                         --------    --------    --------    --------    --------    --------
Accumulated unrealized gains on investment
 securities - net <F1>                                      2,018       2,402       2,018       2,402       1,932       2,376
Accumulated currency translation adjustments <F1>          (1,126)       (738)     (1,126)       (738)       (287)       (215)
Common stock (3,271,879,000 and 3,271,296,000
 shares outstanding at March 31, 1999 and
 December 31, 1998, respectively)                             594         594         594         594           1           1
Other capital                                               7,399       6,808       7,399       6,808       2,490       2,490
Retained earnings                                          49,563      48,553      49,563      48,553      15,721      15,075
Less common stock held in treasury                        (19,655)    (18,739)    (19,655)    (18,739)       --          --
                                                         --------    --------    --------    --------    --------    --------
Total share owners' equity                                 38,793      38,880      38,793      38,880      19,857      19,727
                                                         --------    --------    --------    --------    --------    --------
Total liabilities and equity                             $361,736    $355,935    $ 75,888    $ 74,670    $307,730    $303,297
                                                         ========    ========    ========    ========    ========    ========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." March data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

<F1>  The sum of accumulated unrealized gains on investment securities and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was $892 million and $1,664 million at March 31, 1999 and December 31, 1998, respectively.

CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

(DOLLARS IN MILLIONS)

                                                                          THREE MONTHS ENDED MARCH 31 (UNAUDITED)
                                                         --------------------------------------------------------------------
                                                              CONSOLIDATED                GE                     GECS
                                                         ----------------------  --------------------    --------------------
                                                             1999        1998        1999        1998        1999        1998
                                                         --------    --------    --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                             $  2,155    $  1,891    $  2,155    $  1,891    $  1,032    $    881
Adjustments to reconcile net earnings to cash
 provided from (used for) operating activities
 Depreciation and amortization of property, plant
  and equipment                                             1,125       1,077         440         421         685         656
 Amortization of goodwill and other intangibles               388         346         124         128         264         218
 Earnings retained by GECS                                   --          --          (646)       (378)       --          --
 Deferred income taxes                                        188         174         117         106          71          68
 Decrease in GE current receivables                           480         704         564         706        --          --
 Decrease (increase) in inventories                          (219)       (126)       (350)       (130)        131           4
 Increase (decrease) in accounts payable                     (666)        295         (97)        (35)       (801)        316
 Increase in insurance liabilities, reserves and            1,115       1,161        --          --         1,115       1,161
  annuity benefits
 Provision for losses on financing receivables                379         332        --          --           379         332
 All other operating activities                              (675)     (2,247)       (238)     (1,201)       (321)       (957)
                                                         --------    --------    --------    --------    --------    --------
Cash from operating activities                              4,270       3,607       2,069       1,508       2,555       2,679
                                                         --------    --------    --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment (including
 equipment leased to others)                               (1,656)     (1,921)       (288)       (361)     (1,368)     (1,560)
Net increase in GECS financing receivables                   (251)       (246)       --          --          (251)       (246)
Payments for principal businesses purchased                (4,302)     (1,438)       (177)       (752)     (4,125)       (686)
All other investing activities                                (76)       (769)        207        (134)         32        (712)
                                                         --------    --------    --------    --------    --------    --------
Cash used for investing activities                         (6,285)     (4,374)       (258)     (1,247)     (5,712)     (3,204)
                                                         --------    --------    --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)       3,537       8,445         (50)      1,768       3,489       6,477
Newly issued debt (maturities longer than 90 days)          7,830       5,651          95          86       7,725       5,565
Repayments and other reductions (maturities
 longer than 90 days)                                      (7,696)    (11,625)       (204)       (590)     (7,492)    (11,035)
Net purchase of GE shares for treasury                       (490)       (954)       (490)       (954)       --          --
Dividends paid to share owners                             (1,146)       (979)     (1,146)       (979)       (386)       (503)
All other financing activities                                259        (213)       --          --           259        (213)
                                                         --------    --------    --------    --------    --------    --------
Cash from (used for) financing activities                   2,294         325      (1,795)       (669)      3,595         291
                                                         --------    --------    --------    --------    --------    --------
Increase (decrease) in cash and equivalents                   279        (442)         16        (408)        438        (234)
Cash and equivalents at beginning of year                   4,317       5,861       1,175       1,157       3,342       4,904
                                                         --------    --------    --------    --------    --------    --------
Cash and equivalents at March 31                         $  4,596    $  5,419    $  1,191    $    749    $  3,780    $  4,670
                                                         ========    ========    ========    ========    ========    ========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

SUMMARY OF OPERATING SEGMENTS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                            THREE MONTHS ENDED
                                                           MARCH 31 (UNAUDITED)
                                                         ----------------------
(DOLLARS IN MILLIONS)                                        1999          1998
                                                         --------      --------
REVENUES
 GE
     Aircraft Engines                                    $  2,390      $  2,276
     Appliances                                             1,201         1,222
     Industrial Products and Systems                        2,539         2,560
     NBC                                                    1,180         1,257
     Plastics                                               1,615         1,602
     Power Systems                                          1,695         1,596
     Technical Products and Services                        1,495         1,114
     Eliminations                                            (309)         (230)
                                                         --------      --------
         Total GE segment revenues                         11,806        11,397
 Corporate items                                              108           186
 GECS net earnings                                          1,032           881
                                                         --------      --------
         Total GE revenues                                 12,946        12,464
 GECS segment revenues                                     12,383        11,151
 Eliminations <F1>                                         (1,164)         (989)
                                                         --------      --------
CONSOLIDATED REVENUES                                    $ 24,165      $ 22,626
                                                         ========      ========
SEGMENT PROFIT
 GE
     Aircraft Engines                                    $    481      $    419
     Appliances                                               161           165
     Industrial Products and Systems                          393           393
     NBC                                                      334           299
     Plastics                                                 397           390
     Power Systems                                            182           143
     Technical Products and Services                          268           234
                                                         --------      --------
         Total GE operating profit                          2,216         2,043
 GECS net earnings                                          1,032           881
                                                         --------      --------
         Total segment profit                               3,248         2,924
 GE interest and other financial charges                     (184)         (207)
 GE provision for income taxes                               (721)         (653)
 Corporate items and eliminations                            (188)         (173)
                                                         --------      --------
CONSOLIDATED NET EARNINGS                                $  2,155      $  1,891
                                                         ========      ========

<F1> Principally the elimination of GECS net earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.


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


            3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. GE will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effect of adoption as it believes that such determination will not be meaningful until closer to the adoption date.


            4. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.


                                                             THREE MONTHS ENDED
                                                             ------------------
(DOLLARS IN MILLIONS)                                        3/31/99    3/31/98
                                                             -------    -------
Net earnings                                                 $ 2,155    $ 1,891
Unrealized gains (losses) on investment securities - net        (384)       322
Foreign currency translation adjustments - net                  (388)      (153)
                                                             -------    -------
Total                                                        $ 1,383    $ 2,060
                                                             =======    =======

            5. Inventories consisted of the following:


                                                                    AT
                                                             -------------------
(DOLLARS IN MILLIONS)                                        3/31/99   12/31/98
                                                             -------   --------
GE
Raw materials and work in process                            $ 3,406    $ 3,154
Finished goods                                                 3,143      2,967
Unbilled shipments                                               238        195
Revaluation to LIFO                                           (1,002)    (1,011)
                                                             -------    -------
                                                               5,785      5,305
                                                             -------    -------
GECS
Finished goods                                                   613        744
                                                             -------    -------
Total                                                        $ 6,398    $ 6,049
                                                             =======    =======


            6. Property, plant and equipment (including equipment leased to others) -- net, consisted of the following:


                                                                   AT
                                                           ---------------------
(DOLLARS IN MILLIONS)                                      3/31/99      12/31/98
                                                           -------      --------
ORIGINAL COST
- GE                                                       $28,297       $28,310
- GECS                                                      33,257        32,790
                                                           -------       -------
 Total                                                      61,554        61,100
                                                           -------       -------
ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                        16,879        16,616
- GECS                                                       9,030         8,754
                                                           -------       -------
 Total                                                      25,909        25,370
                                                           -------       -------
PROPERTY, PLANT AND EQUIPMENT -- NET
- GE                                                        11,418        11,694
- GECS                                                      24,227        24,036
                                                           -------       -------
 Total                                                     $35,645       $35,730
                                                           =======       =======

            7. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Information related to the calculation of earnings per share follows.


                                                     THREE MONTHS ENDED
                                           ---------------------------------
(DOLLAR AMOUNTS AND SHARES IN MILLIONS;         3/31/99          3/31/98
                                           ---------------   ---------------
PER-SHARE AMOUNTS IN DOLLARS)              DILUTED   BASIC   DILUTED   BASIC
                                           -------   -----   -------   -----
CONSOLIDATED OPERATIONS
Net earnings available to common
  share owners                             $2,155   $2,155   $1,891   $1,891
Dividend equivalents -- net of tax              2     --          3     --
                                           ------   ------   ------   ------
Net earnings available for per-share
  calculation                              $2,157   $2,155   $1,894   $1,891
                                           ------   ------   ------   ------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock                   3,272    3,272    3,269    3,269
Employee compensation-related shares,
    including stock options                    55     --         66     --
                                           ------   ------   ------   ------
Total average equivalent shares             3,327    3,272    3,335    3,269
                                           ------   ------   ------   ------
Net earnings per share                     $ 0.65   $ 0.66   $ 0.57   $ 0.58
                                           ======   ======   ======   ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


A. RESULTS OF OPERATIONS -- FIRST QUARTER OF 1999 COMPARED WITH FIRST QUARTER OF 1998

            General Electric Company's earnings per share increased 14% to $.65, up from last year's $.57, and earnings increased 14% to $2.155 billion. Both earnings per share and earnings were records for the quarter.


            Revenues for the first quarter of 1999, including acquisitions, rose to a record $24.2 billion, 7% higher than last year's quarter, reflecting continued growth from globalization and product services.


            GE's sales of goods and services were $11.8 billion for the first three months of 1999, an increase of 3% from 1998. Volume increased by 4%, reflecting growth across most businesses. The effects of selling prices varied widely across businesses and overall were down slightly.


            GE's first-quarter operating margin increased to 16.3% of sales, up from last year's 15.1%, and was a record for the quarter. The first-quarter increase demonstrates the increasing benefits from GE's product services and Six Sigma quality initiatives.


            GE Capital Services' first-quarter earnings rose to $1,032 million, 17% higher than last year's $881 million. The record results reflected the globalization and diversity of GE Capital's 28 businesses, with double-digit increases in all five of its operating activities.

            Cash generated from GE's operating activities was $2.1 billion in the first quarter, up 37% from last year's $1.5 billion. As part of the six-year $17 billion share repurchase program, GE purchased $425 million of its stock during the first quarter to reach $14.0 billion -- 292 million shares -- purchased since December 1994.

            As discussed in the 1998 GE Annual Report on Form 10-K, GE and GECS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products, facilities and suppliers. That approach includes a fourth and final phase -- the control phase -- for the completion, testing and continued monitoring of Year 2000 readiness and the completion of necessary contingency plans. GE and GECS are developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Company does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.


SEGMENT ANALYSIS

            The comments that follow compare revenues and operating profit by industry segment for the first quarters of 1999 and 1998.


            o AIRCRAFT ENGINES reported a 5% increase in revenues, reflecting higher volume in commercial engines and continuing growth in product services as well as higher selling prices. Operating profit rose 15% as growth in product services and improved selling prices more than offset higher costs.


            o APPLIANCES revenues and operating profit were 2% lower than the first quarter of 1998. The decreases in both revenues and operating profit were largely attributable to lower selling prices, with productivity mitigating the effect on operating profit.


            o GE CAPITAL SERVICES first-quarter earnings rose to $1,032 million, a 17% increase over last year's $881 million, reflecting double-digit increases in all five of its operating activities.


            o INDUSTRIAL PRODUCTS AND SYSTEMS reported revenues and operating profit that were about the same as a year ago. Segment revenues were affected by lower selling prices across most businesses in the segment, which offset higher volume at Transportation Systems. Segment operating profit reflected productivity and higher volume which were offset by the effects of lower selling prices and higher costs, including higher engineering costs for the introduction of Transportation Systems' new AC6000 locomotive.


            o NBC reported a 6% decrease in revenues, principally as a result of the absence of a current year counterpart to NBC's broadcast of the Superbowl and other NFL coverage. Operating profit was 12% higher than a year ago as strong results in cable operations and continuing benefits from cost reductions across the business more than offset higher license fees for certain sports and prime-time programs that were renewed.


            o PLASTICS operating profit increased 2% on revenues that were 1% higher than a year ago. The revenue increase reflected higher volume, which was largely offset by lower selling prices. The increase in operating profit was primarily attributable to lower material costs and productivity, which more than offset the effects of selling price decreases.


            o POWER SYSTEMS revenues increased 6%, reflecting primarily the contribution from the acquisition of S&S Energy Products and growth in product services, the combination of which more than offset the absence of a current year counterpart to certain large contracts at Nuovo Pignone. Operating profit increased 27%, primarily as a result of productivity and improved results in product services.


            o TECHNICAL PRODUCTS & SERVICES revenues increased 34% from the first quarter of 1998, principally as a result of improved volume at Medical Systems, including the acquisition of Marquette Medical Systems. Operating profit was 15% higher, reflecting strong growth at Medical Systems and productivity across the segment.

B. FINANCIAL CONDITION

            With respect to the Condensed Statement of Financial Position, consolidated assets were $361.7 billion at March 31, 1999, compared with $355.9 billion at December 31, 1998.


            GE assets were $75.9 billion at March 31, 1999, an increase of $1.2 billion from December 31, 1998. The increase was primarily attributable to increases in inventories and intangible assets. Inventories increased $0.5 billion, reflecting consolidation of certain acquisitions as well as normal seasonal increases. Intangible assets increased $1.0 billion, reflecting goodwill associated with recent acquisitions, the largest of which was Marquette Medical Systems.


            GECS assets increased by $4.4 billion from the end of 1998. Other receivables increased $4.1 billion, principally related to acquisitions of Japan Leasing and Eagle Star. Other assets increased $2.1 billion, primarily reflecting higher investments in and advances to non-consolidated affiliates and increases in "separate accounts," which are investments controlled by policyholders. GE Capital's financing receivables, which, net of the allowance for losses, aggregated $119.9 billion at the end of the first quarter, decreased $1.6 billion from year-end 1998. The decrease resulted principally from foreign currency translation effects related to European financing receivables. Management believes that GE Capital's allowance for losses of $3.2 billion at March 31, 1999, is appropriate given the strength and diversity of the portfolio and current economic circumstances.


            Consolidated liabilities of $318.3 billion at March 31, 1999, were $5.5 billion higher than the year-end 1998 balance of $312.8 billion. GE liabilities increased by $1.3 billion; GECS liabilities increased by $3.9 billion.


            GE borrowings were $4.1 billion ($3.4 billion short-term and $0.7 billion long-term) at March 31, 1999, a decrease of $0.1 billion from December 31, 1998. GE's ratio of debt to total capital at the end of March 1999 was 9.3% compared with 9.5% at the end of last year and 13.7% at March 31, 1998. Restructuring expenditures continued during the first quarter; it is expected that substantially all of the restructuring charge will be utilized by year-end 1999. Other changes in GE's liabilities comprised numerous, relatively small items.


            GECS liabilities increased by $3.9 billion, principally reflecting increased financing needs resulting from the asset growth described previously. Short-term borrowings increased $1.3 billion from year-end 1998, while long-term borrowings increased by $0.8 billion. Insurance liabilities increased $3.0 billion from year-end 1998 reflecting primarily the addition of reserves of acquired companies, increases in separate accounts and additions to reserves related to core growth.


            With respect to cash flows, consolidated cash and equivalents were $4.6 billion at March 31, 1999, an increase of about $0.3 billion during the quarter. Cash and equivalents were $5.4 billion at March 31, 1998, a decrease of about $0.4 billion during last year's first quarter.


            GE cash and equivalents were $1.2 billion at March 31, 1999, about the same as at year-end 1998. During the first quarter of 1999, operating cash flows increased to $2.1 billion, an increase of 37% over the first quarter of 1998, primarily as a result of improvements in earnings and higher progress collections. Cash used for investing activities ($0.3 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.8 billion) included $1.1 billion for dividends paid to share owners, representing a 17% increase in the per-share dividend rate compared with first quarter of last year, and $0.4 billion for repurchases of the Company's common stock under the share repurchase program. Funds used for dividends and the share repurchases were generated from operating cash flow.

            GE cash and equivalents decreased $0.4 billion from year-end 1997 to $0.7 billion at March 31, 1998. During the first quarter of 1998, operating cash flows increased to $1.5 billion, an increase of 15% over the first quarter of 1997. Cash used for investing activities ($1.2 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($0.7 billion) included $1.0 billion for dividends paid to share owners, representing a 15% increase in the per-share dividend rate compared with first quarter of 1997, and $0.9 billion for repurchases of the Company's common stock under the share repurchase program. The dividends and share repurchases were partially offset by $1.3 billion provided from a higher level of borrowings.


            GECS cash and equivalents increased $0.4 billion during the first quarter of 1999, when $2.6 billion of cash was provided from operating activities. The principal use of GECS cash during the period was for investing activities ($5.7 billion), a majority of which was attributable to payments for principal businesses purchased ($4.1 billion), the largest of which were Japan Leasing and Eagle Star, and additions to equipment that is provided to third parties on operating leases ($1.4 billion).


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


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

           On February 17, 1999, GE issued to former shareholders of RMS Electronic Commerce Systems, Inc., a Michigan corporation, or their agent, 80,844 shares of GE common stock held in GE's treasury. The issuance was made in connection with the acquisition of RMS Electronic Commerce Systems, Inc., a private corporation. The transaction was a private transaction exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.


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

            b. Reports on Form 8-K during the quarter ended March 31, 1999

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            General Electric Company
                                  (Registrant)





May 11, 1999             Philip D. Ameen
------------             --------------------------------------
    Date                 Vice President and Comptroller
                         Duly Authorized Officer and Principal
                         Accounting Officer