Form 10-Q
period 1999-06-30
GENERAL ELECTRIC CO
filed 1999-08-11
CIK 40545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         There were 3,280,189,000 shares with a par value of $0.16 per share outstanding at June 30, 1999.

                            GENERAL ELECTRIC COMPANY


PART I - FINANCIAL INFORMATION                                              PAGE
     Item 1. Financial Statements
              Statements of Income:
                   Second Quarter Ended June 30, 1999                          3
                   Six Months Ended June 30, 1999                              4
              Balance Sheet                                                    5
              Statement of Cash Flows                                          6
              Summary of Operating Segments                                    7
              Notes to Financial Statements                                    8
     Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition                            10

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                16
     Item 4. Submission of Matters to a Vote of Security Holders              16
     Item 6. Exhibits and Reports on Form 8-K                                 18
     Signature                                                                19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                                               SECOND QUARTER ENDED JUNE 30 (UNAUDITED)
                                                               --------------------------------------------------------------------
(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)                   CONSOLIDATED                  GE                     GECS
                                                               --------------------    --------------------    --------------------
                                                                   1999        1998        1999        1998        1999        1998
                                                               --------    --------    --------    --------    --------    --------
Sales of goods                                                 $ 11,478    $ 11,022    $  9,517    $  9,129    $  1,961    $  1,893
Sales of services                                                 4,379       4,043       4,449       4,088        --          --
Earnings of GECS                                                   --          --         1,092         933        --          --
GECS revenues from services                                      11,348       9,863        --          --        11,417       9,908
Other income                                                        205         142         225         153        --          --
                                                               --------    --------    --------    --------    --------    --------
   Total revenues                                                27,410      25,070      15,283      14,303      13,378      11,801
                                                               --------    --------    --------    --------    --------    --------
Cost of goods sold                                                8,143       7,919       6,337       6,191       1,806       1,728
Cost of services sold                                             3,014       2,765       3,084       2,810        --          --
Interest and other financial charges                              2,404       2,366         220         204       2,237       2,187
Insurance losses and policyholder and annuity benefits            2,705       2,400        --          --         2,705       2,400
Provision for losses on financing receivables                       442         409        --          --           442         409
Other costs and expenses                                          6,494       5,616       1,848       1,822       4,682       3,825
Minority interest in net earnings of
   consolidated affiliates                                          108          61          63          28          45          33
                                                               --------    --------    --------    --------    --------    --------
   Total costs and expenses                                      23,310      21,536      11,552      11,055      11,917      10,582
                                                               --------    --------    --------    --------    --------    --------
Earnings before income taxes                                      4,100       3,534       3,731       3,248       1,461       1,219
Provision for income taxes                                       (1,280)     (1,084)       (911)       (798)       (369)       (286)
                                                               --------    --------    --------    --------    --------    --------
   Net earnings                                                $  2,820    $  2,450    $  2,820    $  2,450    $  1,092    $    933
                                                               ========    ========    ========    ========    ========    ========

Net earnings per share
   Diluted                                                     $   0.85    $   0.74
   Basic                                                       $   0.86    $   0.75

Dividends declared per share                                   $   0.35    $   0.30

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.


CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                                                 SIX MONTHS ENDED JUNE 30 (UNAUDITED)
                                                               --------------------------------------------------------------------
(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)                   CONSOLIDATED                  GE                     GECS
                                                               --------------------    --------------------    --------------------
                                                                   1999        1998        1999        1998        1999        1998
                                                               --------    --------    --------    --------    --------    --------
Sales of goods                                                 $ 21,489    $ 20,638    $ 17,887    $ 17,120    $  3,601    $  3,519
Sales of services                                                 7,731       7,402       7,875       7,505        --          --
Earnings of GECS                                                   --          --         2,124       1,814        --          --
GECS revenues from services                                      22,047      19,347        --          --        22,160      19,433
Other income                                                        308         309         343         328        --          --
                                                               --------    --------    --------    --------    --------    --------
   Total revenues                                                51,575      47,696      28,229      26,767      25,761      22,952
                                                               --------    --------    --------    --------    --------    --------
Cost of goods sold                                               15,380      14,982      12,062      11,773       3,317       3,210
Cost of services sold                                             5,344       5,167       5,488       5,270        --          --
Interest and other financial charges                              4,667       4,578         404         411       4,350       4,212
Insurance losses and policyholder and annuity benefits            5,324       4,613        --          --         5,324       4,613
Provision for losses on financing receivables                       821         741        --          --           821         741
Other costs and expenses                                         12,533      11,049       3,589       3,470       9,005       7,639
Minority interest in net earnings of
    consolidated affiliates                                         162         117          79          51          83          66
                                                               --------    --------    --------    --------    --------    --------
   Total costs and expenses                                      44,231      41,247      21,622      20,975      22,900      20,481
                                                               --------    --------    --------    --------    --------    --------
Earnings before income taxes                                      7,344       6,449       6,607       5,792       2,861       2,471
Provision for income taxes                                       (2,369)     (2,108)     (1,632)     (1,451)       (737)       (657)
                                                               --------    --------    --------    --------    --------    --------
   Net earnings                                                $  4,975    $  4,341    $  4,975    $  4,341    $  2,124    $  1,814
                                                               ========    ========    ========    ========    ========    ========
Net earnings per share
   Diluted                                                     $   1.50    $   1.31
   Basic                                                       $   1.52    $   1.33

Dividends declared per share                                   $   0.70    $   0.60

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

                                       5

CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS IN MILLIONS)                                           CONSOLIDATED                 GE                     GECS
                                                          ----------------------    --------------------    ----------------------
                                                            6/30/99     12/31/98     6/30/99    12/31/98      6/30/99     12/31/98
                                                          ---------    ---------    --------    --------    ---------    ---------
Cash and equivalents                                      $   5,099    $   4,317    $  1,332    $  1,175    $   4,142    $   3,342
Investment securities                                        76,557       78,717         498         259       76,059       78,458
Current receivables                                           8,048        8,224       8,186       8,483         --           --
Inventories                                                   6,576        6,049       5,894       5,305          682          744
Financing receivables - net                                 124,846      121,566        --          --        124,846      121,566
Other GECS receivables                                       29,842       24,789        --          --         30,976       25,973
Property, plant and equipment (including equipment
   leased to others) - net                                   35,629       35,730      11,261      11,694       24,368       24,036
Investment in GECS                                             --           --        19,068      19,727         --           --
Intangible assets - net                                      24,727       23,635      11,035       9,996       13,692       13,639
All other assets                                             57,059       52,908      18,960      18,031       38,473       35,539
                                                          ---------    ---------    --------    --------    ---------    ---------
Total assets                                              $ 368,383    $ 355,935    $ 76,234    $ 74,670    $ 313,238    $ 303,297
                                                          =========    =========    ========    ========    =========    =========

Short-term borrowings                                     $ 120,391    $ 115,378    $  2,206    $  3,466    $ 119,246    $ 113,162
Accounts payable, principally trade accounts                 11,557       12,502       4,730       4,845        8,696        8,815
Other GE current liabilities                                 16,159       13,699      15,328      13,619         --           --
Long-term borrowings                                         60,852       59,663         677         681       60,207       59,038
Insurance liabilities, reserves and annuity benefits         80,897       77,259        --          --         80,897       77,259
All other liabilities                                        25,788       24,939      12,709      12,613       12,969       12,247
Deferred income taxes                                         8,016        9,340         148        (250)       7,868        9,590
                                                          ---------    ---------    --------    --------    ---------    ---------
Total liabilities                                           323,660      312,780      35,798      34,974      289,883      280,111
                                                          ---------    ---------    --------    --------    ---------    ---------
Minority interest in equity of consolidated
   affiliates                                                 5,112        4,275         825         816        4,287        3,459
                                                          ---------    ---------    --------    --------    ---------    ---------
Accumulated unrealized gains on investment
  securities - net <F1>                                         645        2,402         645       2,402          487        2,376
Accumulated currency translation adjustments <F1>            (1,272)        (738)     (1,272)       (738)        (314)        (215)
Common stock (3,280,189,000 and 3,271,296,000
  shares outstanding at June 30, 1999 and
  December 31, 1998, respectively)                              594          594         594         594            1            1
Other capital                                                 8,177        6,808       8,177       6,808        2,490        2,490
Retained earnings                                            51,235       48,553      51,235      48,553       16,404       15,075
Less common stock held in treasury                          (19,768)     (18,739)    (19,768)    (18,739)        --           --
                                                          ---------    ---------    --------    --------    ---------    ---------
Total share owners' equity                                   39,611       38,880      39,611      38,880       19,068       19,727
                                                          ---------    ---------    --------    --------    ---------    ---------
Total liabilities and equity                              $ 368,383    $ 355,935    $ 76,234    $ 74,670    $ 313,238    $ 303,297
                                                          =========    =========    ========    ========    =========    =========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." June data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

<F1> The sum of accumulated unrealized gains on investment securities and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was ($627) million and $1,664 million at June 30, 1999 and December 31, 1998, respectively.


                                       6

CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                                                   SIX MONTHS ENDED JUNE 30 (UNAUDITED)
                                                                 ------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                                 CONSOLIDATED               GE                     GECS
                                                                 --------------------    ------------------    --------------------
                                                                     1999        1998       1999       1998        1999        1998
                                                                 --------    --------    -------    -------    --------    --------
Cash flows from operating activities
Net earnings                                                     $  4,975    $  4,341    $ 4,975    $ 4,341    $  2,124    $  1,814
Adjustments to reconcile net earnings to cash
  provided from (used for) operating activities
     Depreciation and amortization of
        property, plant and equipment                               2,361       2,083        853        823       1,508       1,260
     Amortization of goodwill and other intangibles                   821         474        278        255         543         219
     Earnings retained by GECS                                       --          --       (1,329)      (935)       --          --
     Deferred income taxes                                           (179)        383        362        234        (541)        149
     Decrease in GE current receivables                               361         347        482        374        --          --
     Decrease (increase) in inventories                              (451)        298       (513)       237          62          61
      Decrease in accounts payable                                 (1,060)       (424)      (171)      (190)       (178)       (148)
     Increase in insurance liabilities,
        reserves and annuity benefits                               1,034       1,594       --         --         1,034       1,594
     Provision for losses on financing receivables                    821         741       --         --           821         741
     All other operating activities                                 1,637      (2,513)      (200)    (1,595)      1,480        (801)
                                                                 --------    --------    -------    -------    --------    --------
Cash from operating activities                                     10,320       7,324      4,737      3,544       6,853       4,889
                                                                 --------    --------    -------    -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment
  (including equipment leased to others)                           (4,839)     (4,731)      (674)      (780)     (4,165)     (3,951)
Net increase in GECS financing receivables                         (5,555)     (3,742)      --         --        (5,555)     (3,742)
Payments for principal businesses purchased                        (7,013)     (1,982)    (1,035)      (989)     (5,978)       (993)
All other investing activities                                      1,397      (2,812)       671        150         639      (3,067)
                                                                 --------    --------    -------    -------    --------    --------
Cash used for investing activities                                (16,010)    (13,267)    (1,038)    (1,619)    (15,059)    (11,753)
                                                                 --------    --------    -------    -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)               5,094       7,773     (1,307)     2,154       6,212       5,294
Newly issued debt (maturities longer than 90 days)                 15,078      18,070        338        282      14,716      17,788
Repayments and other reductions (maturities
  longer than 90 days)                                            (11,986)    (17,993)      (379)      (994)    (11,607)    (16,999)
Net (purchase) issuance of GE shares for treasury                      98      (1,728)        98     (1,728)       --          --
Dividends paid to share owners                                     (2,292)     (1,957)    (2,292)    (1,957)       (795)       (879)
All other financing activities                                        480        (221)      --         --           480        (221)
                                                                 --------    --------    -------    -------    --------    --------
Cash from (used for) financing activities                           6,472       3,944     (3,542)    (2,243)      9,006       4,983
                                                                 --------    --------    -------    -------    --------    --------
Increase (decrease) in cash and equivalents                           782      (1,999)       157       (318)        800      (1,881)
Cash and equivalents at beginning of year                           4,317       5,861      1,175      1,157       3,342       4,904
                                                                 --------    --------    -------    -------    --------    --------
Cash and equivalents at June 30                                  $  5,099    $  3,862    $ 1,332    $   839    $  4,142    $  3,023
                                                                 ========    ========    =======    =======    ========    ========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

                                       7

SUMMARY OF OPERATING SEGMENTS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                            SECOND QUARTER ENDED                SIX MONTHS ENDED
                                             JUNE 30 (UNAUDITED)             JUNE 30 (UNAUDITED)
                                             -------------------             -------------------

(DOLLARS IN MILLIONS)                           1999        1998                1999        1998
                                            --------    --------            --------    --------
REVENUES
  GE
    Aircraft Engines                        $  2,605    $  2,594            $  4,995    $  4,870
    Appliances                                 1,476       1,442               2,677       2,664
    Industrial Products and Systems            2,885       2,803               5,424       5,363
    NBC                                        1,782       1,632               2,962       2,889
    Plastics                                   1,741       1,684               3,356       3,286
    Power Systems                              2,322       2,168               4,017       3,764
    Technical Products and Services            1,625       1,240               3,120       2,354
    Eliminations                                (363)       (347)               (672)       (577)
                                            --------    --------            --------    --------

       Total GE segment revenues              14,073      13,216              25,879      24,613
  Corporate items                                118         154                 226         340
  GECS net earnings                            1,092         933               2,124       1,814
                                            --------    --------            --------    --------

      Total GE revenues                       15,283      14,303              28,229      26,767
  GECS segment revenues                       13,378      11,801              25,761      22,952
  Eliminations <F1>                           (1,251)     (1,034)             (2,415)     (2,023)
                                            --------    --------            --------    --------

CONSOLIDATED REVENUES                       $ 27,410    $ 25,070            $ 51,575    $ 47,696
                                            ========    ========            ========    ========

SEGMENT PROFIT
  GE
    Aircraft Engines                        $    512    $    427            $    993    $    846
    Appliances                                   177         199                 338         364
    Industrial Products and Systems              540         475                 933         868
    NBC                                          544         475                 878         774
    Plastics                                     468         436                 865         826
    Power Systems                                499         372                 681         515
    Technical Products and Services              328         262                 596         496
                                            --------    --------            --------    --------

       Total GE operating profit               3,068       2,646               5,284       4,689
  GECS net earnings                            1,092         933               2,124       1,814
                                            --------    --------            --------    --------

      Total segment profit                     4,160       3,579               7,408       6,503
  GE interest and other financial charges       (220)       (204)               (404)       (411)
  GE provision for income taxes                 (911)       (798)             (1,632)     (1,451)
  Corporate items and eliminations              (209)       (127)               (397)       (300)
                                            --------    --------            --------    --------

CONSOLIDATED NET EARNINGS                   $  2,820    $  2,450            $  4,975    $  4,341
                                            ========    ========            ========    ========

<F1> Principally the elimination of GECS net earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                                                            SECOND QUARTER ENDED
                                                            --------------------
(DOLLARS IN MILLIONS)                                        6/30/99    6/30/98
                                                             -------    -------

Net earnings                                                 $ 2,820    $ 2,450
Unrealized gains (losses) on investment securities - net      (1,373)       130
Foreign currency translation adjustments - net                  (146)       (59)
                                                             -------    -------
Total                                                        $ 1,301    $ 2,521
                                                             =======    =======

                                                              SIX MONTHS ENDED
                                                             ------------------
                                                             6/30/99    6/30/98
                                                             -------    -------

Net earnings                                                 $ 4,975    $ 4,341
Unrealized gains (losses) on investment securities - net      (1,757)       452
Foreign currency translation adjustments - net                  (534)      (212)
                                                             -------    -------
Total                                                        $ 2,684    $ 4,581
                                                             =======    =======

         4. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. In June 1999, the FASB delayed the required effective date of the new standard to January 1, 2001. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effect of adoption as it believes that such determination will not be meaningful until closer to the adoption date.


         5. GE's inventories consisted of the following:

                                                                     AT
                                                             ------------------
(DOLLARS IN MILLIONS)                                        6/30/99   12/31/98
                                                             -------   --------
GE
Raw materials and work in process                            $ 3,308    $ 3,154
Finished goods                                                 3,310      2,967
Unbilled shipments                                               267        195
Revaluation to LIFO                                             (991)    (1,011)
                                                             -------    -------
                                                               5,894      5,305
                                                             -------    -------
GECS
Finished goods                                                   682        744
                                                             -------    -------
Total                                                        $ 6,576    $ 6,049
                                                             =======    =======


         6. Property, plant and equipment (including equipment leased to others) consisted of the following:
                                                                     AT
                                                             ------------------
(DOLLARS IN MILLIONS)                                        6/30/99   12/31/98
                                                             -------   --------

ORIGINAL COST
   GE                                                        $28,407    $28,310
   GECS                                                       33,764     32,790
                                                             -------    -------
      Total                                                   62,171     61,100
                                                             -------    -------

ACCUMULATED DEPRECIATION AND AMORTIZATION
   GE                                                         17,146     16,616
   GECS                                                        9,396      8,754
                                                             -------    -------
      Total                                                   26,542     25,370
                                                             -------    -------

PROPERTY, PLANT AND EQUIPMENT -- NET
   GE                                                         11,261     11,694
   GECS                                                       24,368     24,036
                                                             -------    -------
      Total                                                  $35,629    $35,730
                                                             =======    =======

            7. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Information related to the calculation of earnings per share follows.

                                                         SECOND QUARTER ENDED
                                                   ---------------------------------
(DOLLAR AMOUNTS AND SHARES IN MILLIONS;                6/30/99            6/30/98
PER-SHARE AMOUNTS IN DOLLARS)                      ---------------   ---------------
                                                   DILUTED   BASIC   DILUTED   BASIC
                                                   -------  ------   ------   ------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners      $2,820   $2,820   $2,450   $2,450
Dividend equivalents-- net of tax                       2     --          6     --
                                                   ------   ------   ------   ------
Net earnings available for per-share calculation   $2,822   $2,820   $2,456   $2,450
                                                   ------   ------   ------   ------

AVERAGE EQUIVALENT SHARES
Shares of GE common stock                           3,277    3,277    3,270    3,270
Employee compensation-related shares,
    including stock options                            54     --         59     --
                                                   ------   ------   ------   ------
Total average equivalent shares                     3,331    3,277    3,329    3,270
                                                   ------   ------   ------   ------
Net earnings per share                             $ 0.85   $ 0.86   $ 0.74   $ 0.75
                                                   ======   ======   ======   ======


                                                           SIX MONTHS ENDED
                                                   ---------------------------------
                                                   DILUTED   BASIC   DILUTED   BASIC
                                                   -------  ------   ------   ------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners      $4,975   $4,975   $4,341   $4,341
Dividend equivalents-- net of tax                       4     --          9     --
                                                   ------   ------   ------   ------
Net earnings available for per-share calculation   $4,979   $4,975   $4,350   $4,341
                                                   ------   ------   ------   ------

AVERAGE EQUIVALENT SHARES
Shares of GE common stock                           3,275    3,275    3,268    3,268
Employee compensation-related shares,
    including stock options                            55     --         64     --
                                                   ------   ------   ------   ------
Total average equivalent shares                     3,330    3,275    3,332    3,268
                                                   ------   ------   ------   ------
Net earnings per share                             $ 1.50   $ 1.52   $ 1.31   $ 1.33
                                                   ======   ======   ======   ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- SECOND QUARTER OF 1999 COMPARED WITH SECOND QUARTER OF 1998

         General Electric Company's earnings for the second quarter of 1999 were $2.820 billion, the highest for any quarter in the Company's history, an increase of 15% over the same period in 1998. Earnings per share increased 15% to $0.85, up from last year's $0.74.


         Revenues rose to a record $27.4 billion, 9% more than last year's quarter, reflecting continued growth from globalization and product services.

         GE's second-quarter operating margin was 19.3% of sales, up from last year's 18.1%, and was a record for any quarter in the Company's history. The second-quarter margin growth reflects the increasing benefits from GE's Six Sigma quality initiative.

           GE Capital Services' second-quarter earnings rose to $1,092 million, up 17% from last year's $933 million. These record results reflect the globalization and diversity of GE Capital's 28 businesses. GECS' results were driven by strong double-digit increases in Consumer Services, Mid-Market Financing, Equipment Management and Specialized Financing segments.

          Cash generated from GE's operating activities during the first half was a record $4.7 billion, up 34% from last year's $3.5 billion. As part of the six-year $17 billion share repurchase program, GE purchased $517 million of its stock during the second quarter to reach $14.5 billion -- 296 million shares -- purchased since December 1994.


SEGMENT ANALYSIS:

         The comments that follow compare revenues and operating profit by operating segment for the second quarters of 1999 and 1998.

         o AIRCRAFT ENGINES reported a 20% increase in operating profit on revenues that were about the same as a year ago. Revenues reflected the effects of lower engine selling prices, which largely offset volume increases in product services and commercial engines. The improvement in operating profit was primarily attributable to growth in product services and productivity, which more than offset cost increases.

         o APPLIANCES revenues increased 2% over the second quarter of 1998, as volume growth offset declines in selling prices. Operating profit decreased 11% largely as a result of lower selling prices and increased spending on new products, which more than offset productivity and the increase in volume.

         o GE CAPITAL SERVICES second-quarter earnings rose to $1,092 million, up 17% from last year's $933 million, reflecting strong double-digit increases in Consumer Services, Mid-Market Financing, Equipment Management and Specialized Financing activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios, higher origination volume, and a higher level of asset gains.

         o INDUSTRIAL PRODUCTS AND SYSTEMS reported a 14% increase in operating profit on revenues that were 3% higher than a year ago. The increase in segment revenues reflected volume increases across all businesses in the segment, particularly at Transportation Systems. The improvement in segment operating profit was primarily attributable to productivity and higher volume which were partially offset by the effects of lower selling prices and higher costs.

         o NBC reported a 9% increase in revenues, reflecting improved revenues at the network and continued growth in cable operations, particularly at CNBC. Operating profit was 15% higher than a year ago as strong results in cable operations and continuing benefits from cost reductions across the business more than offset higher license fees for certain sports and prime-time programs that were renewed.

         o PLASTICS operating profit increased 7% on revenues that were 3% higher than a year ago. The increase in revenues reflected improved volume, which was partially offset by lower selling prices. The increase in operating profit was primarily attributable to lower material costs, productivity and higher volume, the combination of which more than offset selling price decreases.

         o POWER SYSTEMS revenues increased 7%, primarily as a result of continued growth in product services, including acquisitions, and sharply higher volume in gas turbines. Operating profit increased 34%, reflecting productivity and volume growth.

         o TECHNICAL PRODUCTS & SERVICES revenues increased 31% from the second quarter of 1998, principally as a result of sharply higher volume at Medical Systems, including the contribution of acquisitions. Operating profit grew 25% in the second quarter, primarily as a result of the volume growth at Medical Systems as well as improved results at Information Services.

B. RESULTS OF OPERATIONS -- FIRST HALF OF 1999 COMPARED WITH FIRST HALF OF 1998

         Earnings for the six months ended June 30, 1999, were $4.975 billion, up 15% from $4.341 billion in 1998's first half. Earnings per share increased 15% to $1.50 from $1.31.

         Consolidated revenues for the first six months of 1999 aggregated $51.6 billion, up 8% from the comparable $47.7 billion in 1998's first half. GE's sales of goods and services were 5% higher, with improvements led by Medical Systems, Transportation Systems and Aircraft Engines.

         Operating margin in the first half of 1999 was 17.9% of sales, compared with last year's 16.7%. The improvement in operating margin reflects the increasing benefits from GE's Six Sigma quality initiative.

         As discussed in the 1998 GE Annual Report on Form 10-K, GE and GECS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products, facilities and suppliers. Each business has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues; (2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products, facilities, and suppliers were in the control phase. As a final step in the control phase, GE and GECS are developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While management does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.


SEGMENT ANALYSIS:

         The following comments compare revenues and operating profit by industry segment for the first half of 1999 with the same period of 1998.

         AIRCRAFT ENGINES reported a 17% increase in operating profit on revenues that were 3% higher than a year ago. The increase in revenues was primarily attributable to higher volume, particularly in product services. The improvement in operating profit reflected growth in product services and productivity, which more than offset cost increases.

         o APPLIANCES revenues were essentially flat compared with the first half of 1998, as volume growth was largely offset by lower selling prices. Operating profit decreased 7% principally as a result of lower selling prices and increased spending on new products.

         o GE CAPITAL SERVICES earnings for the first six months of 1999 rose to $2,124 million, up 17% from last year's $1,814 million, reflecting strong double-digit increases in Consumer Services, Mid-Market Financing, Equipment Management and Specialized Financing activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios, higher origination volume, and a higher level of asset gains.

         o INDUSTRIAL PRODUCTS AND SYSTEMS reported a 7% increase in operating profit on revenues that were 1% higher than a year ago. The increase in segment revenues reflected strong volume increases at Transportation Systems and Industrial Systems, which were largely offset by lower selling prices across most businesses in the segment. The improvement in segment operating profit was primarily attributable to productivity which more than offset the effects of lower selling prices and higher costs, including higher engineering costs related to the introduction of Transportation Systems' new AC6000 locomotive.

         o NBC reported a 13% increase in operating profit on revenues that were 3% higher than a year ago. The improvement in revenues was largely attributable to growth in cable operations, particularly at CNBC. The operating profit performance reflected a strong marketplace, growth in cable operations, and continuing benefits from cost reductions across the business, the combination of which more than offset higher license fees for certain sports and prime-time programs that were renewed.

         o PLASTICS operating profit increased 5% on revenues that were 2% ahead of the first six months of 1998. The increase in revenues reflected improved volume, which was partially offset by lower selling prices. The increase in operating profit was primarily attributable to lower material costs, productivity and higher volume, the combination of which more than offset selling price decreases.

         o POWER SYSTEMS revenues increased 7%, primarily as a result of continued growth in product services, including acquisitions, and sharply higher volume in gas turbines. Operating profit increased 32%, reflecting productivity and volume growth.

           o TECHNICAL PRODUCTS & SERVICES revenues increased 33% from the first half of 1998, principally as a result of sharply higher volume at Medical Systems, including the contribution of acquisitions. Operating profit grew 20% in the second quarter, reflecting strong volume growth and productivity across the segment, which more than offset the effects of lower selling prices.

C. FINANCIAL CONDITION

         With respect to the Condensed Statement of Financial Position, consolidated assets of $368.4 billion at June 30, 1999, were $12.5 billion higher than at December 31, 1998.

         GE assets were $76.2 billion at June 30, 1999, an increase of $1.6 billion from December 31, 1998. The increase was primarily attributable to additions to intangible assets ($1.0 billion), and increases in all other assets ($0.9 billion). The change in intangible assets was largely attributable to acquisitions, the largest of which was Marquette Medical Systems which was consolidated in the second quarter. The change in all other assets resulted primarily from an increase in the prepaid pension asset. These increases were partially offset by a decrease in the investment in GECS ($0.7 billion).

         GECS assets increased by $9.9 billion from the end of 1998. Investment securities decreased $2.4 billion largely as a result of decreases in fair values of investment securities associated with higher interest rates during the period. GE Capital's financing receivables, which, net of the allowance for losses, aggregated $124.8 billion at the end of the second quarter, increased $3.2 billion from the year-end 1998 level of $121.6 billion. The increase resulted principally from new volume and acquisitions, the largest of which were Pheonixcor and Long Term Credit Bank. Those increases were partially offset by foreign currency translation effects related to European financing receivables. Management believes that GE Capital's allowance for losses of $3.4 billion at

June 30, 1999 is appropriate given the strength and diversity of the portfolio and current economic circumstances. Other receivables increased $5.0 billion, principally related to acquisitions of Japan Leasing and Eagle Star. Other assets increased $2.9 billion primarily reflecting higher investments in and advances to non-consolidated affiliates and increases in "separate accounts," which are investments controlled by policyholders.

         Consolidated liabilities of $323.7 billion at June 30, 1999, were $10.9 billion higher than the year-end 1998 balance of $312.8 billion. GE liabilities increased $0.8 billion; GECS liabilities increased $9.8 billion.

        GE total borrowings were $2.9 billion ($2.2 billion short-term and $0.7 billion long-term) at June 30, 1999, a decrease of $1.3 billion from December 31, 1998. GE's ratio of debt to total capital at the end of June 1999 was 6.7% compared with 9.5% at the end of last year and 13.8% at June 30, 1998.

         GECS liabilities increased to $289.9 billion compared with $280.1 billion at the end of 1998. The increase was principally attributable to higher borrowings ($7.3 billion) and an increase of $3.6 billion in insurance liabilities, reserves and annuity benefits, reflecting primarily the addition of reserves of acquired companies, increases in separate accounts and additions to reserves related to core growth. Short-term borrowings increased by $6.1 billion to $119.2 billion and long-term borrowings increased by $1.2 billion to $60.2 billion.

         With respect to cash flows, consolidated cash and equivalents were $5.1 billion at June 30, 1999, an increase of $0.8 billion during the first half. Cash and equivalents were $3.9 billion at June 30, 1998, a decrease of $2.0 billion during last year's first half.

         GE's cash and equivalents increased $0.2 billion during the first half of 1999 to $1.3 billion at June 30, 1999. Cash provided from operating activities was $4.7 billion during the first six months of 1999, compared with $3.5 billion in the first half of 1998, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities ($1.0 billion) principally resulted from business acquisitions and investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies. Cash used for financing activities ($3.5 billion) included $1.3 billion for net reduction of debt, $0.9 billion for repurchases of the Company's common stock under the share repurchase program and $2.3 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first half of last year.

         GE's cash and equivalents decreased $0.3 billion during the first half of 1998 to $0.8 billion at June 30, 1998. Cash provided from operating activities was $3.5 billion during the first six months of 1998, about the same as in the first half of 1997. Cash used for investing activities ($1.6 billion) principally represented acquisitions and investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies. Cash used for financing activities ($2.2 billion) included $1.7 billion for repurchases of the Company's common stock under the share repurchase program and $2.0 billion for dividends paid to share owners, a 15% increase in the per-share dividend rate compared with the first half of 1997. The effects of dividends and share repurchases on cash used for financing activities were partially offset by cash provided from higher net borrowings ($1.4 billion).

         GECS cash and equivalents increased $0.8 billion during the first half of 1999. Cash was used primarily to fund additions to property, plant and equipment ($4.2 billion), principally equipment that is provided to third parties on operating leases; to fund additions to financing receivables ($5.6 billion); and to fund acquisitions of businesses ($6.0 billion). Cash provided from operating activities totaled $6.9 billion. Cash provided from financing activities resulted primarily from increased net borrowings ($9.3 billion) during the first six months of 1999.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL

          In May 1999, the New York State Department of Environmental Conservation informed the company that it was seeking penalties of $325,000 for violations of the state's Clean Water Act at its Waterford, NY facility. The state alleges discharges in excess of permitted limits as well as reporting violations. The matter is presently subject to negotiations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The annual meeting of Share Owners of General Electric Company was held on April 21, 1999.

      (b)   All director nominees were elected.

      (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

PROPOSALS AND VOTE TABULATIONS

                                                              VOTES CAST
                                              -------------------------------------------     BROKER
                                                   FOR           AGAINST        ABSTAIN     NON-VOTES
                                              -------------   -------------   -----------   -----------
MANAGEMENT PROPOSALS
      Approval of the appointment of
         independent auditors for 1999        2,653,075,644       9,116,191    11,351,805             0

SHARE OWNER PROPOSALS
(1)   Relating to cumulative voting             467,157,310   1,570,460,461   171,132,190   464,793,679
(2)   Relating to workplace code of conduct     144,689,070   1,894,901,695   169,159,196   464,793,679
(3)   Relating to sexual orientation policy     179,221,752   1,902,123,528   127,404,681   464,793,679
(4)   Relating to CEO compensation              126,663,887   2,015,041,592    67,044,482   464,793,679
(5)   Relating to executive compensation
        criteria/environmental                  118,715,343   1,954,631,600   135,403,018   464,793,679
(6)   Relating to environmental education
        report                                  136,850,253   1,912,814,571   159,085,037   464,793,679
(7)   Relating to environmental report          173,097,955   1,889,266,338   146,385,668   464,793,679
(8)   Relating to non-employee directors
        retirement plan                         623,856,037   1,541,158,288    43,735,636   464,793,679
(9)   Relating to foreign military sales        140,132,304   1,914,044,108   154,573,549   464,793,679



ELECTION OF DIRECTORS

DIRECTOR                                        VOTES RECEIVED    VOTES WITHHELD
--------                                        --------------    --------------

James I. Cash, Jr.                              2,650,810,112         22,733,528
Silas S. Cathcart                               2,646,622,703         26,920,937
Dennis D. Dammerman                             2,646,040,839         27,502,801
Paolo Fresco                                    2,649,589,208         23,954,432
Claudio X. Gonzalez                             2,651,825,831         21,717,809
Andrea Jung                                     2,651,058,061         22,485,579
Kenneth G. Langone                              2,631,346,586         42,197,054
Gertrude G. Michelson                           2,648,308,866         25,234,774
Eugene F. Murphy                                2,645,956,126         27,587,514
Sam Nunn                                        2,629,333,905         44,209,735
John D. Opie                                    2,631,446,792         42,096,848
Roger S. Penske                                 2,633,228,846         40,314,794
Frank H. T. Rhodes                              2,648,700,186         24,843,454
Andrew C. Sigler                                2,650,207,886         23,335,754
Douglas A. Warner III                           2,633,759,423         39,784,217
John F. Welch, Jr.                              2,644,954,163         28,589,477

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

        b.    Reports on Form 8-K during the quarter ended June 30, 1999.

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            General Electric Company

                                  (Registrant)



   August 11, 1999      /s/ Philip D. Ameen
---------------------   --------------------------------------------------------
        Date            Philip D. Ameen
                        Vice President and Comptroller
                        Duly Authorized Officer and Principal Accounting Officer