Form 10-Q
period 1999-09-30
GENERAL ELECTRIC CO
filed 1999-10-26
CIK 40545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

      [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


         There were 3,277,653,000 shares with a par value of $0.16 per share outstanding at September 30, 1999.

                            GENERAL ELECTRIC COMPANY


                                                                            Page
                                                                            ----
Part I - Financial Information

     Item 1. Financial Statements
              Statements of Income:
                   Third Quarter Ended September 30, 1999 .................    3
                   Nine Months Ended September 30, 1999 ...................    4
              Balance Sheet ...............................................    5
              Statement of Cash Flows .....................................    6
              Summary of Operating Segments ...............................    7
              Notes to Financial Statements ...............................    8
     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition ...........................   10

Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K .............................   15
     Signature ............................................................   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                                           THIRD QUARTER ENDED SEPTEMBER 30 (UNAUDITED)
                                                               --------------------------------------------------------------------
(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)                   CONSOLIDATED                 GE                    GECS
                                                               --------------------    --------------------    --------------------
                                                                   1999        1998        1999        1998        1999        1998
                                                               --------    --------    --------    --------    --------    --------
Sales of goods                                                 $ 11,846    $ 10,330    $  9,495    $  8,524    $  2,352    $  1,806
Sales of services                                                 3,669       3,484       3,733       3,551        --          --
Earnings of GECS                                                   --          --         1,262       1,082        --          --
GECS revenues from services                                      11,597      10,164        --          --        11,650      10,210
Other income                                                         88         158          95         169        --          --
                                                               --------    --------    --------    --------    --------    --------
   Total revenues                                                27,200      24,136      14,585      13,326      14,002      12,016
                                                               --------    --------    --------    --------    --------    --------
Cost of goods sold                                                8,536       7,587       6,412       5,906       2,124       1,681
Cost of services sold                                             2,661       2,472       2,725       2,539        --          --
Interest and other financial charges                              2,455       2,361         191         199       2,291       2,188
Insurance losses and policyholder and annuity benefits            2,764       2,239        --          --         2,764       2,239
Provision for losses on financing receivables                       227         306        --          --           227         306
Other costs and expenses                                          6,647       5,704       1,879       1,755       4,802       3,980
Minority interest in net earnings of
   consolidated affiliates                                           92          68          43          30          49          38
                                                               --------    --------    --------    --------    --------    --------
   Total costs and expenses                                      23,382      20,737      11,250      10,429      12,257      10,432
                                                               --------    --------    --------    --------    --------    --------
Earnings before income taxes                                      3,818       3,399       3,335       2,897       1,745       1,584
Provision for income taxes                                       (1,165)     (1,115)       (682)       (613)       (483)       (502)
                                                               --------    --------    --------    --------    --------    --------
   Net earnings                                                $  2,653    $  2,284    $  2,653    $  2,284    $  1,262    $  1,082
                                                               ========    ========    ========    ========    ========    ========
Net earnings per share
   Diluted                                                     $   0.80    $   0.69
   Basic                                                       $   0.81    $   0.70

Dividends declared per share                                   $   0.35    $   0.30

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

CONDENSED STATEMENT OF EARNINGS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                                             NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                               --------------------------------------------------------------------
(DOLLARS, EXCEPT PER-SHARE AMOUNTS, IN MILLIONS)                    CONSOLIDATED                GE                    GECS
                                                               ---------------------   --------------------    --------------------
                                                                   1999        1998        1999        1998        1999        1998
                                                               --------    --------    --------    --------    --------    --------
Sales of goods                                                 $ 33,335    $ 30,968    $ 27,382    $ 25,644    $  5,953    $  5,325
Sales of services                                                11,400      10,886      11,608      11,056        --          --
Earnings of GECS                                                   --          --         3,386       2,896        --          --
GECS revenues from services                                      33,644      29,511        --          --        33,810      29,643
Other income                                                        396         467         438         497        --          --
                                                               --------    --------    --------    --------    --------    --------
   Total revenues                                                78,775      71,832      42,814      40,093      39,763      34,968
                                                               --------    --------    --------    --------    --------    --------
Cost of goods sold                                               23,916      22,569      18,474      17,679       5,441       4,891
Cost of services sold                                             8,005       7,639       8,213       7,809        --          --
Interest and other financial charges                              7,122       6,939         595         610       6,641       6,400
Insurance losses and policyholder and annuity benefits            8,088       6,852        --          --         8,088       6,852
Provision for losses on financing receivables                     1,048       1,047        --          --         1,048       1,047
Other costs and expenses                                         19,180      16,753       5,468       5,225      13,807      11,619
Minority interest in net earnings of
    consolidated affiliates                                         254         185         122          81         132         104
                                                               --------    --------    --------    --------    --------    --------
   Total costs and expenses                                      67,613      61,984      32,872      31,404      35,157      30,913
                                                               --------    --------    --------    --------    --------    --------
Earnings before income taxes                                     11,162       9,848       9,942       8,689       4,606       4,055
Provision for income taxes                                       (3,534)     (3,223)     (2,314)     (2,064)     (1,220)     (1,159)
                                                               --------    --------    --------    --------    --------    --------
   Net earnings                                                $  7,628    $  6,625    $  7,628    $  6,625    $  3,386    $  2,896
                                                               ========    ========    ========    ========    ========    ========
Net earnings per share
   Diluted                                                     $   2.29    $   1.99
   Basic                                                       $   2.33    $   2.03

Dividends declared per share                                   $   1.05    $   0.90

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

CONDENSED STATEMENT OF FINANCIAL POSITION
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES


(DOLLARS IN MILLIONS)                                           CONSOLIDATED                  GE                     GECS
                                                           ----------------------    --------------------    ----------------------
                                                             9/30/99     12/31/98     9/30/99    12/31/98      9/30/99     12/31/98
                                                           ---------    ---------    --------    --------    ---------    ---------
Cash and equivalents                                       $   6,112    $   4,317    $  1,379    $  1,175    $   5,109    $   3,342
Investment securities                                         78,107       78,717         280         259       77,827       78,458
Current receivables                                            8,133        8,224       8,290       8,483         --           --
Inventories                                                    7,293        6,049       5,917       5,305        1,376          744
Financing receivables - net                                  127,356      121,566        --          --        127,356      121,566
Other GECS receivables                                        29,290       24,789        --          --         30,268       25,973
Property, plant and equipment (including equipment
   leased to others) - net                                    37,622       35,730      11,237      11,694       26,385       24,036
Investment in GECS                                              --           --        19,527      19,727         --           --
Intangible assets - net                                       25,567       23,635      11,191       9,996       14,376       13,639
All other assets                                              60,744       52,908      20,026      18,031       41,110       35,539
                                                           ---------    ---------    --------    --------    ---------    ---------
Total assets                                               $ 380,224    $ 355,935    $ 77,847    $ 74,670    $ 323,807    $ 303,297
                                                           =========    =========    ========    ========    =========    =========
Short-term borrowings                                      $ 120,010    $ 115,378    $  2,642    $  3,466    $ 118,394    $ 113,162
Accounts payable, principally trade accounts                  12,570       12,502       4,859       4,845        9,922        8,815
Other GE current liabilities                                  17,095       13,699      15,886      13,619         --           --
Long-term borrowings                                          66,338       59,663         709         681       65,614       59,038
Insurance liabilities, reserves and annuity benefits          83,898       77,259        --          --         83,898       77,259
All other liabilities                                         27,331       24,939      12,766      12,613       14,455       12,247
Deferred income taxes                                          7,820        9,340         181        (250)       7,639        9,590
                                                           ---------    ---------    --------    --------    ---------    ---------
Total liabilities                                            335,062      312,780      37,043      34,974      299,922      280,111
                                                           ---------    ---------    --------    --------    ---------    ---------
Minority interest in equity of consolidated
   affiliates                                                  5,189        4,275         831         816        4,358        3,459
                                                           ---------    ---------    --------    --------    ---------    ---------
Accumulated unrealized gains (losses) on
  investment securities - net <F1>                                82        2,402          82       2,402          (66)       2,376
Accumulated currency translation adjustments <F1>             (1,218)        (738)     (1,218)       (738)        (283)        (215)
Common stock (3,277,653,000 and 3,271,296,000
  shares outstanding at September 30, 1999 and
   December 31, 1998, respectively)                              594          594         594         594            1            1
Other capital                                                  8,944        6,808       8,944       6,808        2,682        2,490
Retained earnings                                             52,742       48,553      52,742      48,553       17,193       15,075
Less common stock held in treasury                           (21,171)     (18,739)    (21,171)    (18,739)        --           --
                                                           ---------    ---------    --------    --------    ---------    ---------
Total share owners' equity                                    39,973       38,880      39,973      38,880       19,527       19,727
                                                           ---------    ---------    --------    --------    ---------    ---------
Total liabilities and equity                               $ 380,224    $ 355,935    $ 77,847    $ 74,670    $ 323,807    $ 303,297
                                                           =========    =========    ========    ========    =========    =========

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." September data is unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

<F1> The sum of accumulated unrealized gains (losses) on investment securities and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was ($1,136) million and $1,664 million at September 30, 1999 and December 31, 1998, respectively.

CONDENSED STATEMENT OF CASH FLOWS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                                                               NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                                           ------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                           CONSOLIDATED                  GE                      GECS
                                                           ----------------------    --------------------    ----------------------
                                                                1999         1998        1999        1998         1999         1998
                                                           ---------    ---------    --------    --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                               $   7,628    $   6,625    $  7,628    $  6,625    $   3,386    $   2,896
Adjustments to reconcile net earnings to cash
  provided from (used for) operating activities
     Depreciation and amortization of property,
         plant and equipment                                   3,602        3,235       1,302       1,306        2,300        1,929
     Amortization of goodwill and other intangibles            1,255        1,058         408         379          847          679
     Earnings retained by GECS                                  --           --        (2,118)     (1,584)        --           --
     Deferred income taxes                                        96          672         538         347         (442)         325
     Decrease in GE current receivables                          301          560         403         566         --           --
     Decrease (increase) in inventories                         (355)         (13)       (518)       (109)         163           96
     Increase (decrease) in accounts payable                    (500)        (291)        (49)        (81)         602           64
     Increase in insurance liabilities, reserves
         and annuity benefits                                  2,830        3,008        --          --          2,830        3,008
     Provision for losses on financing receivables             1,048        1,047        --          --          1,048        1,047
     All other operating activities                              225       (3,628)       (170)     (1,571)        (188)      (2,046)
                                                           ---------    ---------    --------    --------    ---------    ---------
Cash from operating activities                                16,130       12,273       7,424       5,878       10,546        7,998
                                                           ---------    ---------    --------    --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment
  (including equipment leased to others)                      (8,629)      (5,335)     (1,070)     (1,285)      (7,559)      (4,050)
Net increase in GECS financing receivables                    (6,751)      (3,110)       --          --         (6,751)      (3,110)
Payments for principal businesses purchased                   (7,845)      (9,670)     (1,171)     (1,226)      (6,674)      (8,444)
All other investing activities                                   996       (5,930)        106         242          789       (6,363)
                                                           ---------    ---------    --------    --------    ---------    ---------
Cash used for investing activities                           (22,229)     (24,045)     (2,135)     (2,269)     (20,195)     (21,967)
                                                           ---------    ---------    --------    --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)         (5,889)       9,109        (774)      1,788       (5,339)       7,050
Newly issued debt (maturities longer than 90 days)            27,677       31,752         459         467       27,147       31,256
Repayments and other reductions (maturities
  longer than 90 days)                                       (10,343)     (24,262)       (588)     (1,639)      (9,755)     (22,623)
Net purchase of GE shares for treasury                          (742)      (1,717)       (742)     (1,717)        --           --
Dividends paid to share owners                                (3,440)      (2,933)     (3,440)     (2,933)      (1,268)      (1,312)
All other financing activities                                   631         (271)       --          --            631         (271)
                                                           ---------    ---------    --------    --------    ---------    ---------
Cash from (used for) financing activities                      7,894       11,678      (5,085)     (4,034)      11,416       14,100
                                                           ---------    ---------    --------    --------    ---------    ---------
Increase (decrease) in cash and equivalents                    1,795          (94)        204        (425)       1,767          131
Cash and equivalents at beginning of year                      4,317        5,861       1,175       1,157        3,342        4,904
                                                           ---------    ---------    --------    --------    ---------    ---------
Cash and equivalents at September 30                       $   6,112    $   5,767    $  1,379    $    732    $   5,109    $   5,035
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

SUMMARY OF OPERATING SEGMENTS
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES

                                               THIRD QUARTER             NINE MONTHS
                                             ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                                 (UNAUDITED)             (UNAUDITED)
                                            --------------------    --------------------
(Dollars in millions)                           1999        1998        1999        1998
                                            --------    --------    --------    --------
REVENUES
  GE
    Aircraft Engines                        $  2,610    $  2,525    $  7,605    $  7,395
    Appliances                                 1,449       1,469       4,126       4,133
    Industrial Products and Systems            2,802       2,571       8,226       7,934
    NBC                                        1,076       1,039       4,038       3,928
    Plastics                                   1,690       1,612       5,046       4,898
    Power Systems                              2,451       1,913       6,468       5,677
    Technical Products and Services            1,601       1,227       4,721       3,581
    Eliminations                                (415)       (286)     (1,087)       (863)
                                            --------    --------    --------    --------
       Total GE segment revenues              13,264      12,070      39,143      36,683
  Corporate items                                 59         174         285         514
  GECS net earnings                            1,262       1,082       3,386       2,896
                                            --------    --------    --------    --------
      Total GE revenues                       14,585      13,326      42,814      40,093
  GECS segment revenues                       14,002      12,016      39,763      34,968
  Eliminations <F1>                           (1,387)     (1,206)     (3,802)     (3,229)
                                            --------    --------    --------    --------
CONSOLIDATED REVENUES                       $ 27,200    $ 24,136    $ 78,775    $ 71,832
                                            ========    ========    ========    ========
SEGMENT PROFIT
  GE
    Aircraft Engines                        $    535    $    417    $  1,528    $  1,263
    Appliances                                   137         189         475         553
    Industrial Products and Systems              491         393       1,424       1,261
    NBC                                          265         202       1,143         976
    Plastics                                     390         412       1,255       1,238
    Power Systems                                383         254       1,064         769
    Technical Products and Services              316         249         912         745
                                            --------    --------    --------    --------
       Total GE operating profit               2,517       2,116       7,801       6,805
  GECS net earnings                            1,262       1,082       3,386       2,896
                                            --------    --------    --------    --------
      Total segment profit                     3,779       3,198      11,187       9,701
  GE interest and other financial charges       (191)       (199)       (595)       (610)
  GE provision for income taxes                 (682)       (613)     (2,314)     (2,064)
  Corporate items and eliminations              (253)       (102)       (650)       (402)
                                            --------    --------    --------    --------
CONSOLIDATED NET EARNINGS                   $  2,653    $  2,284    $  7,628    $  6,625
                                            ========    ========    ========    ========

<F1> Principally the elimination of GECS net earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Certain prior-year amounts have been reclassified to conform with the 1999 presentation.


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


                                                            THIRD QUARTER ENDED
                                                            -------------------
(DOLLARS IN MILLIONS)                                       9/30/99    9/30/98
                                                            -------    --------
Net earnings                                                $ 2,653     $ 2,284
Unrealized losses on investment securities - net               (563)       (272)
Foreign currency translation adjustments - net                   54         132
                                                            -------    --------
Total                                                       $ 2,144     $ 2,144
                                                            =======    ========

                                                             NINE MONTHS ENDED
                                                            -------------------
                                                            9/30/99    9/30/98
                                                            -------    --------
Net earnings                                                $ 7,628     $ 6,625
Unrealized gains (losses) on investment securities - net     (2,320)        180
Foreign currency translation adjustments - net                 (480)        (80)
                                                            -------    --------
Total                                                       $ 4,828     $ 6,725
                                                            =======    ========


         4. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. In June 1999, the FASB delayed the required effective date of the new standard to January 1, 2001. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption. Management has not estimated the effect of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

         5. Inventories consisted of the following:


                                                                     AT
                                                             ------------------
(DOLLARS IN MILLIONS)                                        9/30/99   12/31/98
                                                             -------   --------

GE
Raw materials and work in process                            $ 3,490    $ 3,154
Finished goods                                                 3,128      2,967
Unbilled shipments                                               287        195
Revaluation to LIFO                                             (988)    (1,011)
                                                             -------    -------
                                                               5,917      5,305
                                                             -------    -------
GECS
Finished goods                                                 1,376        744
                                                             -------    -------
Total                                                        $ 7,293    $ 6,049
                                                             =======    =======

         6. Property, plant and equipment (including equipment leased to others) consisted of the following:


                                                                     AT
                                                             ------------------
(DOLLARS IN MILLIONS)                                        9/30/99   12/31/98
                                                             -------   --------

ORIGINAL COST
- GE                                                         $28,675    $28,310
- GECS                                                        36,601     32,790
                                                             -------    -------
Total                                                         65,276     61,100
                                                             -------    -------

ACCUMULATED DEPRECIATION AND AMORTIZATION
- GE                                                          17,438     16,616
- GECS                                                        10,216      8,754
                                                             -------    -------
Total                                                         27,654     25,370
                                                             -------    -------

PROPERTY, PLANT AND EQUIPMENT -- NET
- GE                                                          11,237     11,694
- GECS                                                        26,385     24,036
                                                             -------    -------
Total                                                        $37,622    $35,730
                                                             =======    =======


         7. GE's authorized common stock consisted of 4,400,000,000 shares having a par value of $0.16 each. Information related to the calculation of net earnings per share follows:


                                                                        THIRD QUARTER ENDED
                                                              ---------------------------------------
(DOLLAR AMOUNTS AND SHARES IN MILLIONS;                           9/30/99               9/30/98
PER-SHARE AMOUNTS IN DOLLARS)                                 -----------------     -----------------
                                                              DILUTED     BASIC     DILUTED     BASIC
                                                              -------     -----     -------     -----
CONSOLIDATED OPERATIONS
Net earnings available to common share owners                  $2,653    $2,653      $2,284    $2,284
Dividend equivalents -- net of tax                                  2        --           2        --
                                                               ------    ------      ------    ------
Net earnings available for per-share calculation               $2,655    $2,653      $2,286    $2,284
                                                               ------    ------      ------    ------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock                                       3,280     3,280       3,268     3,268
Employee compensation-related shares,
    including stock options                                        53        --          57        --
                                                               ------    ------      ------    ------
Total average equivalent shares                                 3,333     3,280       3,325     3,268
                                                               ------    ------      ------    ------
Net earnings per share                                         $ 0.80    $ 0.81      $ 0.69    $ 0.70
                                                               ======    ======      ======    ======

                                                                          NINE MONTHS ENDED
                                                              ---------------------------------------
                                                                  9/30/99               9/30/98
                                                              -----------------     -----------------
                                                              DILUTED     BASIC     DILUTED     BASIC
                                                              -------     -----     -------     -----
CONSOLIDATED OPERATIONS
Net earnings available to common share owners                  $7,628    $7,628      $6,625    $6,625
Dividend equivalents -- net of tax                                  6        --          11        --
                                                               ------    ------      ------    ------
Net earnings available for per-share calculation               $7,634    $7,628      $6,636    $6,625
                                                               ------    ------      ------    ------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock                                       3,276     3,276       3,268     3,268
Employee compensation-related shares,
    including stock options                                        54        --          64        --
                                                               ------    ------      ------    ------
Total average equivalent shares                                 3,330     3,276       3,332     3,268
                                                               ------    ------      ------    ------
Net earnings per share                                         $ 2.29    $ 2.33      $ 1.99    $ 2.03
                                                               ======    ======      ======    ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- THIRD QUARTER OF 1999 COMPARED WITH THIRD QUARTER OF 1998

         General Electric Company earnings per share increased 16% to $.80, up from last year's $.69, and net earnings increased 16% to $2.653 billion. Both earnings per share and earnings were records for the quarter.


         Revenues, including acquisitions, rose to a record $27.2 billion, 13% higher than last year's third quarter, reflecting continued growth from globalization and product services.


         GE's third-quarter operating margin was 16.7% of sales, up from last year's 15.5%, and was a record for the quarter. The third-quarter margin growth reflects the increasing benefits from GE's focus on product services and Six Sigma quality initiatives.


         GE Capital Services' third-quarter earnings rose to $1.262 billion, 17% more than last year's $1.082 billion. These record results reflect the globalization and diversity of GE Capital's 28 businesses. GECS' results were driven by strong double-digit increases in its Consumer Services and Mid-Market Financing segments.


         Cash generated from GE's operating activities during the first nine months was a record $7.4 billion, up 25% from last year's $5.9 billion. As part of the six-year $17 billion share repurchase program, GE purchased $418 million of its stock during the third quarter to reach $14.9 billion--300 million shares--purchased since December 1994.


         As discussed in the 1998 GE Annual Report on Form 10-K, GE and GECS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products, facilities and suppliers. Each business has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues; (2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products, facilities, and suppliers were in the control phase. As a final step in the control phase, GE and GECS have developed, tested and are prepared to implement contingency plans to minimize disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While management does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to minimize such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.


SEGMENT ANALYSIS:

         The comments that follow compare revenues and operating profit by operating segment for the third quarters of 1999 and 1998.


         o AIRCRAFT ENGINES reported a 28% increase in operating profit on revenues that were 3% higher than a year ago. The increase in revenues primarily reflected higher volume in product services. The improvement in operating profit was primarily attributable to strong productivity and growth in product services which more than offset higher costs.


         o APPLIANCES revenues decreased 1% over the third quarter of 1998, as lower selling prices and adverse currency exchange more than offset volume increases. Operating profit decreased 28% largely as a result of the lower selling prices and increased spending on new products and e-commerce.


         o GE CAPITAL SERVICES third-quarter earnings rose to $1.262 billion, up 17% from last year's $1.082 billion, reflecting strong double-digit increases in Consumer Services and Mid-Market Financing activities.


         o INDUSTRIAL PRODUCTS AND SYSTEMS reported a 25% increase in operating profit on revenues that were 9% higher than a year ago. The increase in revenues reflected volume increases across all businesses in the segment, particularly at Transportation Systems. The improvement in segment operating profit was primarily attributable to productivity and higher volume, which were partially offset by the effects of lower selling prices.


         o NBC reported a 31% increase in operating profit on revenues that were 4% higher than in the third quarter of 1998. The improvement in revenues reflected continued growth in cable operations, particularly at CNBC, and in owned-and-operated stations. The increase in operating profit was primarily attributable to a strong marketplace, improved results in network operations, cable, and stations, as well as continuing benefits from cost reductions across the business, which more than offset higher license fees for certain sports and prime-time programs that were renewed.


         o PLASTICS revenues were 5% higher than a year ago, primarily as a result of improved volume which more than offset lower selling prices. Operating profit decreased by 5% reflecting lower selling prices which more than offset productivity and the volume increase.


         o POWER SYSTEMS revenues increased 28%, primarily as a result of sharply higher volume in gas turbines and continued growth in product services, including acquisitions. Operating profit rose 51%, reflecting productivity and the increase in volume.


         o TECHNICAL PRODUCTS & SERVICES revenues increased 30% from the third quarter of 1998, principally as a result of sharply higher volume at Medical Systems, including the contribution of acquisitions. Operating profit grew 27% in the third quarter, reflecting volume growth at Medical Systems and productivity which more than offset lower selling prices across the segment.

B. RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1999 COMPARED WITH FIRST NINE MONTHS OF 1998

         Net earnings were $7.628 billion in the first nine months of 1999, up 15% from $6.625 billion in the first nine months of 1998. Earnings per share increased 15% to $2.29 from $1.99.


         Consolidated revenues for the first nine months of 1999 aggregated $78.8 billion, up 10% from the comparable $71.8 billion in 1998's first nine months. GE's sales of goods and services were 7% higher, led by Medical Systems, Power Systems and Transportation Systems. The improvement in sales was largely attributable to increases in the volume of goods and services sold which were partially offset by the effects of lower selling prices overall.


         Operating margin in the first nine months of 1999 was 17.5% of sales, an improvement over last year's 16.3%. The growth reflects the increasing benefits from GE's focus on product services and Six Sigma quality initiatives.


SEGMENT ANALYSIS:

         The following comments compare revenues and operating profit by industry segment for the first nine months of 1999 with the same period of 1998.


         o AIRCRAFT ENGINES reported a 21% increase in operating profit on revenues that were 3% higher than a year ago. The increase in revenues was primarily attributable to higher volume in product services. The improvement in operating profit was primarily attributable to growth in product services and productivity, which more than offset higher costs.


         o APPLIANCES revenues were about the same as in the first nine months of 1998, as lower selling prices and adverse currency exchange offset volume increases. Operating profit decreased 14% largely as a result of the lower selling prices and increased spending on new products.


         o GE CAPITAL SERVICES year-to-date earnings rose to $3.386 billion, up 17% from last year's $2.896 billion, reflecting strong double-digit increases in Consumer Services and Mid-Market Financing activities.


         o INDUSTRIAL PRODUCTS AND SYSTEMS reported a 13% increase in operating profit on revenues that were 4% higher than a year ago. The increase in revenues reflected volume increases across all businesses in the segment, particularly at Transportation Systems. The improvement in segment operating profit was primarily attributable to productivity, which was partially offset by the effects of lower selling prices.


         o NBC reported a 17% increase in operating profit on revenues that were 3% higher than in the first nine months of 1998. The improvement in revenues reflected continued growth in cable operations, particularly at CNBC, and in owned-and-operated stations. The increase in operating profit was primarily attributable to a strong marketplace, strong results in cable operations and continuing benefits from cost reductions across the business, which more than offset higher license fees for certain sports and prime-time programs that were renewed.


         o PLASTICS revenues were 3% higher than a year ago, primarily as a result of improved volume which more than offset lower selling prices. Operating profit increased by 1% as productivity, volume and lower material costs more than offset the effects of lower selling prices.


         o POWER SYSTEMS revenues increased 14%, primarily as a result of sharply higher volume in gas turbines and continued growth in product services, including acquisitions. Operating profit rose 38%, reflecting productivity and higher volume.


         o TECHNICAL PRODUCTS & SERVICES revenues increased 32% over last year, reflecting sharply higher volume at Medical Systems, including the contribution of acquisitions. Operating profit grew 22%, largely as a result of volume growth at Medical Systems which more than offset lower selling prices across the segment.

C. FINANCIAL CONDITION

         With respect to the Condensed Statement of Financial Position, consolidated assets of $380.2 billion at September 30, 1999, were $24.3 billion higher than at December 31, 1998.


         GE assets were $77.8 billion at September 30, 1999, an increase of $3.2 billion from December 31, 1998. The increase was attributable to additions to intangible assets ($1.2 billion) and increases in all other assets ($2.0 billion). The growth in intangibles related primarily to acquired businesses, the largest of which was Marquette Medical Systems. The change in all other assets reflected an increase in the prepaid pension asset, the acquisition of businesses that were not yet consolidated and numerous smaller changes.


         GECS assets increased by $20.5 billion from the end of 1998. Investment securities decreased $0.6 billion largely as a result of decreases in fair values of investment securities associated with higher interest rates during the period. GE Capital's financing receivables, which, net of the allowance for losses, aggregated $127.4 billion at the end of the third quarter, increased $5.8 billion from the year-end 1998 level of $121.6 billion. The increase resulted principally from new volume and acquisitions, the largest of which were Long Term Credit Bank, AVCO's financial services business and Pheonixcor. Those increases were partially offset by asset securitizations and foreign currency translation effects related to European financing receivables. Management believes that GE Capital's allowance for losses of $3.4 billion at September 30, 1999 is appropriate given the strength and diversity of the portfolio and current economic circumstances. Other receivables increased $4.3 billion, principally related to acquisitions of Japan Leasing and Eagle Star. Other assets increased $5.6 billion primarily reflecting higher investments in and advances to non-consolidated affiliates and increases in "separate accounts," which are investments controlled by policyholders.

         Consolidated liabilities of $335.1 billion at September 30, 1999, were $22.3 billion higher than the year-end 1998 balance of $312.8 billion.


         GE liabilities increased $2.1 billion to $37.0 billion. Total borrowings were $3.3 billion ($2.6 billion short term and $0.7 billion long term) at September 30, 1999, a decrease of $0.8 billion from December 31, 1998. The ratio of debt to total capital for GE at the end of the third quarter was 7.6% compared with 9.5% at the end of last year and 11.6% at September 30, 1998.


         GECS liabilities increased $19.8 billion to $299.9 billion, compared with $280.1 billion at the end of 1998. The increase was principally attributable to higher borrowings ($11.8 billion) and an increase of $6.6 billion in insurance liabilities, reserves and annuity benefits, reflecting primarily additions to reserves related to volume and increases in separate accounts. Short-term borrowings increased by $5.2 billion to $118.4 billion and long-term borrowings increased by $6.6 billion to $65.6 billion.


         With respect to cash flows, consolidated cash and equivalents were $6.1 billion at September 30, 1999, an increase of $1.8 billion during the first nine months of 1999. Cash and equivalents were $5.8 billion at September 30, 1998, a decrease of $0.1 billion since the beginning of the year.


         GE cash and equivalents increased $0.2 billion during the first nine months of 1999 to $1.4 billion at September 30, 1999. Cash provided from 1999 operating activities was $7.4 billion, an increase of 25% over the $5.9 billion reported for the first nine months of 1998, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities ($2.1 billion) principally represented acquisition of businesses and investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities ($5.1 billion) included $1.4 billion for repurchases of the Company's common stock under the share repurchase program and $3.4 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first nine months of last year.


         GE cash and equivalents decreased $0.4 billion during the first nine months of 1998 to $0.7 billion at September 30, 1998. Cash provided from 1998 operating activities was $5.9 billion compared with $5.1 billion for the first nine months of 1997. The improvement resulted from, among other things, continued improvements in earnings, higher GECS dividends, and increased cash flows from working capital. Cash used for investing activities ($2.3 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities ($4.0 billion) included $2.8 billion for repurchases of the Company's common stock under the share repurchase program and $2.9 billion for dividends paid to share owners, a 15% increase in the per-share dividend rate compared with the first nine months of 1997. The effects of dividends and share repurchases on cash used for financing activities were partially offset by cash provided from higher borrowings ($0.6 billion).


         GECS cash and equivalents increased $1.8 billion during the first nine months of 1999. Cash provided from operating activities totaled $10.5 billion, compared with $8.0 billion for the first nine months of 1998. Cash was used to fund business acquisitions ($6.7 billion), the largest of which were the acquisitions of Japan Leasing, the financial services business of AVCO and Pheonixcor; for additions to property, plant and equipment ($7.6 billion), principally equipment that is provided to third parties on operating leases; and for additions to financing receivables ($6.8 billion). Cash provided from financing activities resulted primarily from increased borrowings ($12.1 billion) during the first nine months of 1999.


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


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit 11   Computation of Per Share Earnings*
     Exhibit 12   Computation of Ratio of Earnings to Fixed Charges
     Exhibit 27   Financial Data Schedule

     * Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed consolidated financial statements in this report.

b.   Reports on Form 8-K during the quarter ended September 30, 1999.

     No reports on Form 8-K were filed during the quarter ended
     September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            General Electric Company
                                  (Registrant)



October 26, 1999       /s/ Philip D. Ameen
----------------       -------------------
     Date              Philip D. Ameen
                       Vice President and Comptroller
                       Duly Authorized Officer and Principal Accounting Officer