Form 10-K405
period 1999-12-31
GENERAL ELECTRIC CO
filed 2000-03-17
CIK 40545

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended December 31, 1999	Commission file number 1-35
or
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______

General Electric Company

(Exact name of registrant as specified in charter)

New York	14-0689340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06431-0001	203/373-2211
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.16 per share	New York Stock Exchange Boston Stock Exchange

          There were 3,295,312,114 shares of voting common stock with a par value of $0.16 outstanding at March 5, 2000. These shares, which constitute all of the outstanding common equity of the registrant, had an aggregate market value on March 6, 2000, of $451.7 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

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

          The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 26, 2000, is incorporated by reference in Part III to the extent described therein.

Part I

Item 1. Business

General

          Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 56 of the 1999 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 33 through 76 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 1999 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.

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

          In virtually all of its global business activities, the Company encounters aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development commitments, and by capital-intensive needs to meet customer requirements. With respect to manufacturing operations, management believes that, in general, GE is one of the leading firms in most of the major industries in which it participates. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with two relatively new commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

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

Operating Segments

          Revenue and segment profit information about the Company's operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, is presented on page 44 of the 1999 Annual Report to Share Owners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 43-48 of that Report and in note 28 (pages 72 and 73) to the consolidated financial statements.

          Operating businesses that are reported as segments under SFAS No. 131 include Aircraft Engines, Appliances, GECS, Power Systems, Plastics and NBC. The remaining key businesses do not meet the definition of a reportable segment and have been aggregated into two operating segments based on common characteristics of their activities (Industrial Products and Systems, and Technical Products and Services). For the GECS segment, revenues and net earnings are presented and analyzed on pages 46-48 of the 1999 Annual Report to Shares Owners by the five major operating activities in which it conducts its business (consumer services, equipment management, mid-market financing, specialized financing and specialty insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data. A summary description of each of the Company's operating segments follows.

Aircraft Engines

          Aircraft Engines (9.5%, 10.2% and 8.6% of consolidated revenues in 1999, 1998 and 1997, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced by CFMI, a company jointly owned by GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600X/-700/-800/-900 series, and the 737 business jet; Airbus Industrie's A318, A319, A320, A321 and A340 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747, 767, DC-10 and MD-11 series, as well as Airbus Industrie's A300, A310 and A330 series. The GE90 engine is used to power Boeing's 777 series twin-engine aircraft. The business also produces jet engines for executive aircraft and regional commuter aircraft and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. These aircraft engine derivatives are also reported as part of the Power Systems segment. Maintenance, overhaul and component repair services are provided for many models of engines, including engines manufactured by competitors. The business further expanded its product services operations through acquisitions of the overhaul operations of Varig Airlines in 1998 and Greenwich Air Services/UNC in 1997.

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

          In line with industry practice, sales of commercial jet aircraft engines often involve long-term financing commitments to customers. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1.5 billion at year-end 1999, and had entered into commitments totaling $1.8 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1999.

          For current information about Aircraft Engines orders and backlog, see page 45 of the 1999 Annual Report to Share Owners.

Appliances

          Appliances (5.1%, 5.6% and 6.4% of consolidated revenues in 1999, 1998 and 1997, respectively) manufactures and/or markets a single class of product -- major appliances -- that includes refrigerators, electric and gas ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under GE, Hotpoint, Monogram, Profile and Profile Performance brands as well as under private brands for retailers and others. GE microwave ovens, room air conditioners, water softening and filtering products, and freezers are sourced from suppliers while investment in Company-owned facilities is focused on refrigerators, dishwashers, ranges (primarily electric, but some gas) and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. product services network that provides repair services, expanded service plans, warranty administration and risk management services.

          Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is innovation and new product features. GE Appliances continued to use its Six Sigma new product introduction process to bring new, exciting products to the consumer. In 1999 we launched the revolutionary Advantium™ speedcooking oven which cooks oven quality food in one-fourth the time of a conventional oven. Highlighting this revolutionary advance in cooking technology were best new product of the year awards from Business Week and Popular Science. We also introduced the Triton™ Dishwasher, Spectra™ Electric Range and CustomStyle™ Refrigerator. Quality is also a key element to success in the appliance market. Our Six Sigma quality initiative continues to enable the business to improve the quality of products to record levels, reduce waste and provide better product services. Other significant factors include product cost, brand recognition, customer responsiveness and appliance service capability.

          GE Appliances aggressively added to its e-commerce capabilities in 1999. During the year the business sold more than $2 billion of appliances electronically and more than $500 million using its state-of-the-art CustomerNet website. In addition, the business formed strategic partnerships with BuildNet.com, ImproveNet.com and JG Sullivan Interactive to further enable GE Appliances to utilize the Internet to serve its customers.

Industrial Products and Systems

          Industrial Products and Systems (10.4%, 11.2% and 12.1% of consolidated revenues in 1999, 1998 and 1997, respectively) encompasses the following businesses: Lighting, Transportation Systems, Industrial Systems, and GE Supply. Products and services provided by each of the businesses in this segment are sold primarily to industrial customers, including original equipment manufacturers, industrial end users, utilities, electrical contractors, as well as to distributors. These businesses compete against a variety of both U.S. and non-U.S. manufacturers and service providers. Markets for industrial products and services are diverse, global and highly price competitive. The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity. A description of products and services provided by each of the businesses in this segment follows.

          Lighting includes a wide variety of lamps -- incandescent, fluorescent, high intensity discharge, halogen and specialty -- as well as outdoor lighting fixtures, wiring devices and quartz products. Customers for lighting products are diverse, ranging from household consumers to commercial and industrial end users and original equipment manufacturers. Markets and customers are global. In early 1999, the business formed GELcore LLC, a joint venture with Emcore Corporation, focusing on the technology and market development of "white light" LEDs (light-emitting diodes). Additionally, its industrial fixtures business acquired a majority interest in Hadasa, a Spanish company specializing in the manufacture and sale of high-intensity discharge lighting fixtures. In 1997, the business acquired certain assets of Flame Electrical Ltd., a lighting products distributor in South Africa, and entered into an agreement with MagneTek, Inc. that provides GE exclusive sales responsibility for electronic ballasts in North America.

          Transportation Systems includes locomotives, transit propulsion and control equipment, motorized wheels for off-highway vehicles such as those used in mining operations, motors for drilling devices, and parts and product services for the foregoing. Locomotives are sold worldwide, principally to railroads, while customers for other products include state and urban transit authorities and industrial users. An increasingly important product line is the alternating current (AC) locomotive, which was first introduced at 4,400 horsepower. In 1998, the business began delivering a new 6,000 horsepower AC unit. Product services include maintenance and repair of locomotives and communications and logistics systems for locomotive, train and fleet control provided through GE-Harris Railway Electronics, L.L.C., a joint venture with Harris Corporation. Information about Transportation Systems orders and backlog is provided on page 45 of the 1999 Annual Report to Share Owners.

          Industrial Systems includes electric motors and related products and services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets; power delivery and control products such as circuit breakers, transformers, electricity meters, relays, capacitors and arresters sold for installation in commercial, industrial and residential facilities; electrical and electronic industrial automation products, including drive systems, for metal and paper processing, mining, utilities and marine applications. Product services include engineering, management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Other product services include the integration of software with hardware (principally motors, drives and programmable controls) into customized systems solutions for customers in the semiconductor, water treatment, pulp and paper, and petroleum industries. In 1999, the business strengthened its position in the equipment market by acquiring the GEC Alstom Low Voltage business in the United Kingdom and the GEC Alstom and AEG-NGEF Ltd. businesses in India. In 1997, the business expanded its presence in this emerging market segment through several small acquisitions. Motor products are used within GE and also are sold externally. Industrial automation products cover a broad range of electrical and electronic products with emphasis on manufacturing and advanced engineering automation applications. Through a 50-50 joint venture (GE Fanuc Automation Corporation) which has two operating subsidiaries (one in North America and the other in Europe), the business offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls. In 1998, GE Fanuc acquired Total Control Products, Inc., strengthening its position in the emerging market for open control systems.

          GE Supply operates a U.S. network of electrical supply houses and, through its affiliates, has operations in Mexico, Brazil and Ireland. GE Supply offers products of General Electric and other manufacturers to electrical contractors and to industrial, commercial and utility customers.

NBC

          NBC (5.2%, 5.2% and 5.7% of consolidated revenues in 1999, 1998 and 1997, respectively) is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of four cable/satellite networks around the world, and investment and programming activities in multimedia, the Internet and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 220 affiliated stations within the United States. At December 31, 1999, NBC owned and/or operated 13 VHF and UHF television stations located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; Columbus, OH; New York, NY; Raleigh-Durham, NC; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through CNBC, MSNBC, CNBC Europe, and CNBC Asia, as well as equity investments in Arts and Entertainment, The History Channel, ValueVision, Inc. and Rainbow Media Holdings, Inc. in the United States. In 1999, NBC contributed NBC.com, NBC-IN.com and VideoSeeker, its interest in Snap, an Internet directory and search services business, plus a 10% interest in CNBC.com, to NBC Internet, Inc. (NBCi), a newly-formed entity combining NBC's contributed Internet assets with the businesses of Xoom.com, a community services Internet site, and Snap.com in exchange for a non-controlling interest of approximately 47.3% in NBCi. Also in 1999, NBC launched CNBC.com, an Internet financial information service developed in connection with its CNBC cable television channel. NBC also acquired $415 million in convertible preferred stock of Paxson Communications Corporation, which, if converted, would represent approximately 32% of common stock of Paxson, together with the right to acquire up to a total of approximately 49% of the common stock of Paxson (including Chairman Lowell Paxson's controlling stock) after February 1, 2002 if FCC rules then permit. NBC entered into long-term arrangements with Triple Crown Productions and the National Association For Stock Car Auto Racing (NASCAR) that give NBC exclusive American broadcast rights to the Kentucky Derby, the Preakness Stakes and the Belmont Stakes beginning in 2001 through 2005 and, in conjunction with Turner Broadcasting System, Inc., to the exclusive television rights to 20 NASCAR races per network per year beginning in 2001 through 2006. In 1998, NBC acquired a majority ownership position in KXAS, a television station in Dallas, and an equity stake in Snap. 1998 marked the end of a 33-year affiliation with the National Football League. In 1997, the business entered into a strategic alliance with Dow Jones that merged the European and Asian business news services of Dow Jones with those of CNBC and uses Dow Jones editorial resources in the United States. The business also entered into long-term arrangements with the National Basketball Association (NBA) and the United States Golf Association (USGA) that give NBC exclusive national over-the-air broadcast rights to NBA games through the 2002 season and to the USGA's major golf championships through the year 2003. NBC also has secured United States television rights to the 2000, 2002, 2004, 2006 and 2008 Olympic Games.

Plastics

          Plastics (6.2%, 6.6% and 7.4% of consolidated revenues in 1999, 1998 and 1997, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts and construction materials. Products also include ABS resins, silicones, superabrasive industrial diamonds and laminates. Market opportunities for many of these products are created by substituting resins for other materials, which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. During 1999, in addition to its polycarbonate plant in Cartagena, Spain the business announced plans to build new compounding plants in both Thailand and China. Also in 1999, Plastics moved forward with its e-commerce initiative, growing internet sales from essentially zero in January 1999 to more than $5 million per week today. During 1998, the business established two joint ventures with Bayer of Germany. The first venture, Exatec, is developing polycarbonate automotive glazing technology and manufacturing systems. The second venture, GE-Bayer Silicones Europe, strengthens the position of the silicones business in the European region.

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

Power Systems

          Power Systems (9.0%, 8.4% and 8.7% of consolidated revenues in 1999, 1998 and 1997, respectively) serves utility, industrial and governmental customers worldwide with electricity generating products, services and energy management systems. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. In 1999, the business acquired the heavy duty gas turbine division at Alstom with manufacturing facilities in France and Germany. In 1998, the business acquired the gas turbine division of Stewart and Stevenson Services, Inc., which further expands its product and product services offerings to the industrial power generation market. Power Systems also packages aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Aircraft Engines segment. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. Steam turbine-generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. There have been no nuclear power plant orders in the United States since the mid-1970's. However, the business is currently participating in the construction of nuclear power plants in Japan and Taiwan. The business continues to invest in advanced technology development and to focus its resources in refueling and servicing its installed boiling-water reactors.

          Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is worldwide and as a result is sensitive to the economic and political environment of each country in which the business participates. In the United States, demand for power generation equipment is sensitive to the financial condition of the electric utility industry as well as the electric power conservation efforts by power users. Internationally, the influence of petroleum and related prices has a large impact on demand. For information about orders and backlog, see page 45 of the 1999 Annual Report to Share Owners.

Technical Products and Services

          Technical Products and Services (6.1%, 5.3% and 5.4% of consolidated revenues in 1999, 1998 and 1997, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.

          Medical Systems includes magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. Product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). Acquisitions in 1999 included OEC Medical Systems, a leader in mobile and surgical x-ray systems, and Applicare, a leading supplier of web-based archiving and imaging services. In addition, we announced our agreement to acquire MECON, a leader in healthcare data mining. In 1998, the business completed three strategic acquisitions: Marquette Medical Systems, a global leader in diagnostic cardiology and patient monitoring devices, Diasonics Vingmed Ultrasound, a leading maker of cardiac ultrasound systems, and Elscint Ltd., which enhances Medical Systems' position in the nuclear imaging and magnetic resonance imaging segments. In 1997, the business acquired Lockheed Martin Medical Systems and a 20% stake in ALI, a leader in ultrasound image archiving. See page 46 of the 1999 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems.

          Business-to-business electronic commerce solutions are provided to over 100,000 trading partners around the world by GE Information Services (GEIS). Its global network-based solutions include Electronic Data Interchange and messaging services, Internet, extranet and systems integration services, and a line of applications that help customers to lower their costs, reduce cycle times, and improve quality in purchasing, logistics, and supplier and distribution channel management.

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

GECS

          GECS (49.9%, 48.5% and 44.0% of consolidated revenues in 1999, 1998 and 1997, respectively) consists of 28 businesses that, for purposes of analysis, are grouped into five key operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance. In addition, as discussed on page 48 of the 1999 GE Annual Report to Share Owners, GECS acquired control of Montgomery Ward LLC ("Wards") on August 2, 1999. Further information about Wards is provided in the description of GECS All Other operating activities. Very little of the financing provided by GECS businesses involves products that are manufactured by GE.

          GE Capital's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission. Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. GECS' international operations are also subject to regulation in their respective jurisdictions. To date, compliance with the regulations discussed above has not had a material adverse effect on GE Capital's financial position or results of operations.

          On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 1999, 1998 and 1997, respectively, were 1.60, 1.50 and 1.48, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and such redemption were to cause the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.

          A description of principal businesses included in each of GECS operating activities follows.

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

          GE Capital Auto Financial Services ("AFS") provides financial services to automobile dealers, manufacturers, financing companies and the consumer customers of those entities in North America. In the United States, AFS is a leading independent financier of leases for new and used motor vehicles leased at retail and sub-prime and prime financing products to consumers through a variety of distribution channels. In addition, AFS provides private-label programs for auto manufacturers and inventory financing programs and direct loans to auto dealers and finance companies.

          Global Consumer Finance Auto Europe ("GCF Auto Europe") is a leading independent provider of automobile financing products to automobile dealers and their customers in Europe. Products include hire purchase contracts, finance leases, operating leases, loans, revolving credit facilities and insurance premium financing. GCF Auto Europe has a significant presence in the United Kingdom, the Republic of Ireland, Portugal, France, Spain, Italy, Sweden and Denmark.

          GE Card Services ("CS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. CS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory and retailers are obliged to maintain insurance coverage for the merchandise financed. CS also issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large sized companies reduce travel costs and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes. On June 30, 1999, CS completed its exit of the consumer bankcard business through the sale of approximately $3.4 billion in financing receivables of which $2.2 billion were sold in December 1998. These were principally MasterCard® and Visa® credit loan products issued to retail customers throughout the United States. On December 6, 1999, CS acquired J.C. Penney's ("JCP") private label credit card accounts receivable and their credit card services facilities for approximately $3.2 billion. In addition, the Company entered into an initial 10 year agreement with JCP to provide private label credit card services.

          GE Capital Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia, and, to a lesser extent, South America as well as offering a variety of direct-to-consumer credit programs such as consumer loans, bankcards and credit insurance. GCF's wide range of proprietary financial services includes private-label credit cards, credit promotion and accounting services, billing (in the retailer's name) and customer credit and collection services. GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Republic of Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, the Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia, India and Brazil.

          GE Capital Mortgage Services, Inc. ("GECMSI"), a wholly-owned affiliate of GE Capital Mortgage Corporation, is engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packages the loans it originates and purchases into mortgage-backed securities which it sells to investors. GECMSI also originates and services home equity loans.

Equipment Management

          GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, owners, lenders and investors. Financial products include operating leases, sale/leasebacks, aircraft purchase and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services. GECAS owns or manages a fleet of nearly 900 aircraft worldwide with more than 200 additional planes on order or on option from Boeing and Airbus. GECAS has 155 customers in 54 countries.

          GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand, Brazil and Japan with approximately 1 million cars and trucks under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies. In 1999, GECFS completed several acquisitions. These included, Japan Lease Auto Corporation -- a leading fleet leasing company in Japan, a small fleet leasing portfolio from Bank of America in the United States, InTraffic -- a fleet services provider in Sweden and McClean Leasing in Canada.

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

          Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 350,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 250 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 24,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.

          In 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo") a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers Ltd. GE SeaCo is one of the world's largest lessors of marine shipping containers and specialized containers for global cargo transport. Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("GECCF") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

          GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1999, Penske had a fleet of about 98,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 33,000 additional vehicles. Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

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

          GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 190,000 railcars in its total portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry, and a variety of lease options. GERSCO also owns and operates a network of railcar repair and maintenance facilities located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services. In addition, GERSCO is a pan-European provider of rail transport services, offering a broad range of railcar equipment and rail-related services to railroads, shippers and other transport providers.

          GE Capital Modular Space ("GECMS") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the GECMS stock fleet of approximately 125,000 mobile and modular units.

Mid-Market Financing

          GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing. Products are either held for CEF's own account or brokered to third parties. Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease equipment. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

          During 1999, CEF together with GE Capital Vendor Financial Services purchased the leasing and installment sales division of Japan Leasing Corporation

          GE Capital Vendor Financial Services ("VFS") provides financing services to over 100 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia (including Japan). Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways -- by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing.

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

          GE Capital Structured Finance Group ("SFG") makes equity investments and provides specialized financial products and services to its client partners in the commercial and industrial, energy, telecommunications and transportation sectors, worldwide. SFG combines industry and technical expertise with significant financial capabilities to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships. SFG manages an investment portfolio of approximately $11 billion.

          GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $2 million to over $200 million. CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and has industry specialists in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups or invests directly on a select basis.

          GE Equity (formerly Equity Capital Group) purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. GE Equity's primary objective is long-term capital appreciation. Investments include the retail, financial services, telecommunications, healthcare, food and beverage, cable and broadcasting industries. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

Specialty Insurance

          GE Global Insurance, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance has three principal subsidiaries: Employers Reinsurance Corporation, GE Reinsurance Corporation (formerly Kemper Reinsurance Corporation) and Medical Protective Corporation. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance and provide reinsurance brokerage services. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers. During 1999, GE Global Insurance acquired a major property and casualty reinsurance/insurance business that strengthens its presence in the London broker-serviced market. Also in 1999, Employers Reinsurance Corporation sold its reinsurance brokerage subsidiary. Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies.

          FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $137 billion at December 31, 1999. Approximately 85% of the business written to date by Financial Guaranty is municipal bond insurance. FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

          GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1999, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,460,000 residential homes, with total insurance in force aggregating approximately $152 billion and total risk in force aggregating approximately $52 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying up to a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.

          GE Insurance Holdings (formerly Consolidated Financial Insurance) is a leading specialty insurer with operations in 13 European countries and the Philippines. GE Insurance Holdings is one of the leading payment protection insurers in the United Kingdom and Europe. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses. GE Insurance Holdings also provides an extensive range of personal investment products, including pension and purchased life annuities, home income plans and investment bonds through a network of over 6,000 independent financial advisors and a direct sales force, in the United Kingdom. In addition, GE Insurance Holdings sells pet insurance, provides travel and personal accident insurance, and offers the management of uninsured loss claims on behalf of victims of traffic accidents.

All Other

          All Other consists primarily of the activities of Montgomery Ward LLC. Wards is one of the largest retail merchandising operations in the United States. Wards offers a wide range of branded and private-label merchandise including apparel, fine jewelry, furniture, home furnishings, appliances, electronics, and automotive services. Wards operates 252 stores in 32 states, encompassing approximately 20 million square feet of selling space.

Geographic Segments, Exports from the U.S. and Total International Operations

          Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 29 to consolidated financial statements on page 74 of the 1999 Annual Report to Share Owners.

          Additional financial data about GE's exports from the U.S. and total international operations are provided on pages 48-49 of the 1999 Annual Report to Share Owners.

Orders Backlog

          See pages 45, 46 and 54 of the 1999 Annual Report to Share Owners for information about GE's backlog of unfilled orders.

Research and Development

          Total expenditures for research and development were $2,017 million in 1999. Total expenditures had been $1,930 million in 1998 and $1,891 million in 1997. Of these amounts, $1,667 million in 1999 was GE-funded ($1,537 million in 1998 and $1,480 million in 1997); and $350 million in 1999 was funded by customers ($393 million in 1998 and $411 million in 1997), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both GE and customer funds. Medical Systems, Power Systems, Transportation Systems and Plastics made other significant expenditures of GE and customer research and development funds.

          Approximately 8,941 person-years of scientist and engineering effort were devoted to research and development activities in 1999, with about 89% of the time involved primarily in GE-funded activities.

Environmental Matters

          See pages 54 and 68 of GE's 1999 Annual Report to Share Owners for a discussion of environmental matters.

Employee Relations

          At year-end 1999, General Electric Company and consolidated affiliates employed 340,000 persons, of whom approximately 197,000 were in the United States. For further information about employees, see page 55 of the 1999 Annual Report to Share Owners.

          Approximately 32,000 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE-AFL-CIO). During 1997, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2000. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

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

          Agencies of the U.S. Government constitute GE's largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	1999	1998	1997	1999	1998	1997
Total sales to U.S. Government Agencies	2%	2%	2%	3%	4%	3%
Aircraft Engines defense-related sales	1	1	2	3	3	3

Item 2. Properties

          Manufacturing operations are carried out at approximately 131 manufacturing plants located in 33 states in the United States and Puerto Rico and at some 154 manufacturing plants located in 31 other countries.

Item 3. Legal Proceedings

General

          As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's former Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta Corporation. The complaint sought to clarify and enforce the plaintiffs' claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint named the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged primarily that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta. On March 23, 1993, the Company and Martin Marietta Corporation filed motions to dismiss the complaint on the basis that the complaint does not state any claim upon which relief can be granted as a matter of law. On April 2, 1993, the transfer of the Aerospace business occurred, and on June 7, 1993, the court issued an order denying plaintiffs' request for injunctive relief. On September 26, 1996, the District Court granted defendants' motion to dismiss those claims which were based on allegations that the transfer of plan assets was unlawful, and ordered discovery on the remaining claims. On September 28, 1998, the class was certified as to the remaining claims.

       As previously reported, the directors (other than Messrs. Cash, Fudge, Gonzalez, Jung, Langone, McNealy, Nunn, Opie, Penske and Warner) and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. The defendants have moved to dismiss the amended complaint. The Company and the defendants believe the plaintiffs' claims are without merit.

Environmental

          As previously reported, in May 1999, the New York State Department of Environmental Conservation informed the company that it was seeking penalties of $325,000 for violations of the state's Clean Water Act at its Waterford, NY facility. The state alleges discharges in excess of permitted limits as well as reporting violations. The state has since reduced its penalty demand to $200,000. The matter is still subject to negotiation.

          For further information regarding environmental matters, see pages 54 and 68 of GE's 1999 Annual Report to Share Owners.

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

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

          With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common stock market price
(In dollars)	High	Low	Dividends declared
1999
Fourth quarter	$159 1/2	$114 5/8	$.41
Third quarter	122 1/2	102 9/16	.35
Second quarter	117 7/16	99 13/16	.35
First quarter	114 3/16	94 1/4	.35
1998
Fourth quarter	$103 15/16	$69	$.35
Third quarter	96 7/8	72 5/8	.30
Second quarter	92	80 11/16	.30
First quarter	87 5/8	70 1/4	.30

As of December 31, 1999, there were about 557,000 share owner accounts of record.

Item 6. Selected Financial Data

          Reported as data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 55 of the 1999 Annual Report to Share Owners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Reported on pages 41-43 and 45-54 (and graphs on pages 41, 42, 43, 45-49, and 51-54) of the Annual Report to Share Owners for the fiscal year ended December 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Reported on pages 51 and 52 of the Annual Report to Share Owners for the fiscal year ended December 31, 1999.

Item 8. Financial Statements and Supplementary Data

         See index under item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Part III

Item 10. Directors and Executive Officers of Registrant

         Executive Officers of the Registrant (As of March 17, 2000)

Name	Position	Age	Date assumed Executive Officer position
John F. Welch, Jr.	Chairman of the Board and Chief Executive Officer	64	April 1981
Philip D. Ameen	Vice President and Comptroller	51	April 1994
James R. Bunt	Vice President and Treasurer	58	January 1993
William J. Conaty	Senior Vice President, Human Resources	54	October 1993
Dennis D. Dammerman	Vice Chairman of the Board and Executive Officer	54	March 1984
Lewis S. Edelheit	Senior Vice President, Research and Development	57	November 1992
Benjamin W. Heineman, Jr.	Senior Vice President, General Counsel and Secretary	56	September 1987
Jeffrey R. Immelt	Senior Vice President, GE Medical Systems	44	January 1997
Lawrence R. Johnston	Senior Vice President, GE Appliances	51	November 1999
W. James McNerney, Jr.	Senior Vice President, GE Aircraft Engines	50	January 1992
Robert L. Nardelli	Senior Vice President, GE Power Systems	51	February 1992
Robert W. Nelson	Vice President, Financial Planning and Analysis	59	September 1991
John D. Opie	Vice Chairman of the Board and Executive Officer	62	August 1986
Gary M. Reiner	Senior Vice President, Chief Information Officer	45	January 1991
John G. Rice	Vice President, GE Transportation Systems	43	September 1997
Gary L. Rogers	Senior Vice President, GE Plastics	55	December 1989
Keith S. Sherin	Senior Vice President, Finance, and Chief Financial Officer	41	January 1999
Lloyd G. Trotter	Senior Vice President, GE Industrial Systems	54	November 1992
Mike S. Zafirovski	Senior Vice President, GE Lighting	46	August 1999

          All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years.

          The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 26, 2000.

Item 11. Executive Compensation

          Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 26, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 26, 2000.

Item 13. Certain Relationships and Related Transactions

          Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 26, 2000.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.         Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 1999.
	Annual Report Page(s)	10-K Report Page(s)
Statement of earnings for the years ended December 31, 1999, 1998 and 1997	34	F-2
Consolidated statement of changes in share owners' equity for the years ended December 31, 1999, 1998 and 1997	34	F-2
Statement of financial position at December 31, 1999 and 1998	36	F-4
Statement of cash flows for the years ended December 31, 1999, 1998 and 1997	38	F-6
Independent Auditors' Report	40	F-8
Other financial information:
Notes to consolidated financial statements	56-76	F-24 to F-44
Operating segment information	43-48 72-73	F-11 to F-16 F-40 to F-41
Geographic segment information	74	F-42
Operations by quarter (unaudited)	76	F-44
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

(v)          General Electric 1998 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998.)

(w)          General Electric Non-Employee Director Fee Plan (Formerly the Deferred Compensation Plan for Directors). (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998.)

(x)          General Electric 1999 Executive Deferred Salary Plan.*

(11)          Statement re Computation of Per Share Earnings.**

(12)          Computation of Ratio of Earnings to Fixed Charges.*

(21)          Subsidiaries of Registrant.*

(23)          Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-29024, 33-3908, 33-39596, 33-39596-01, 33-47085, 33-50639, 33-61029, 33-61029-01, 333-46551 and 333-59671), on Form S-4 (Registration Nos. 333-01947 and 333-74417) and on Form S-8 (Registration Nos. 2-84145, 33-35922, 333-01953, 333-96287, 333-42695, 333-74415, 333-65781, 333-88233 and 333-94101).*

(24)          Power of Attorney.*

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

*    Filed electronically herewith.

**    Information required to be presented in Exhibit 11 is now provided in note 8 to the 1999 Annual Report to Share Owners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(b)        Reports on Form 8-K during the quarter ended December 31, 1999.
No reports on Form 8-K were filed during the quarter ended December 31, 1999.
Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 1999, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 17th day of March 2000.

General Electric Company (Registrant)
By	/s/ Keith S. Sherin Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date
/s/ Keith S. Sherin Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer	Principal Financial Officer	March 17, 2000
/s/ Philip D. Ameen Philip D. Ameen Vice President and Comptroller	Principal Accounting Officer	March 17, 2000
John F. Welch, Jr.*	Chairman of the Board of Directors (Principal Executive Officer)

James I. Cash, Jr.*	Director
Dennis D. Dammerman*	Director
Ann M. Fudge*	Director
Claudio X. Gonzalez*	Director
Andrea Jung*	Director
Kenneth G. Langone*	Director
Scott G. McNealy*	Director
Sam Nunn*	Director
John D. Opie*	Director
Roger S. Penske*	Director
Frank H.T. Rhodes*	Director
Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Benjamin W. Heineman, Jr.
Benjamin W. Heineman, Jr.
Attorney-in-fact
March 17, 2000

ANNUAL REPORT PAGE 33

FINANCIAL SECTION

      CONTENTS

40    INDEPENDENT AUDITORS' REPORT

      AUDITED FINANCIAL STATEMENTS
34    Earnings
34    Changes in Share Owners' Equity
36    Financial Position
38    Cash Flows
56    Notes to Consolidated Financial Statements

      MANAGEMENT'S DISCUSSION
40    Financial Responsibility
41    Operations
41       Consolidated Operations
43       Segment Operations
48       International Operations
50    Financial Resources and Liquidity
54    Selected Financial Data

                                 [CHART HERE]
CONSOLIDATED REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
                       $70.028     $79.179     $90.840    $100.469  $111.630
-----------------------------------------------------------------------------

                                 [CHART HERE]
EARNINGS PER SHARE
-----------------------------------------------------------------------------
(IN DOLLARS)              1995        1996        1997        1998
   1999
-----------------------------------------------------------------------------
                         $1.93       $2.16       $2.46
    $2.80     $3.22
-----------------------------------------------------------------------------

                                 [CHART HERE]
DIVIDENDS DECLARED PER SHARE
-----------------------------------------------------------------------------
(IN DOLLARS)              1995        1996        1997        1998
   1999
-----------------------------------------------------------------------------
                        $0.845      $0.950      $1.080
$1.250    $1.460
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 34

STATEMENT OF EARNINGS

            General Electric Company
For the years ended December 31                     and consolidated affiliates
(In millions; per-share amounts in dollars)   ----------------------------------

        1999         1998        1997
--------------------------------------------------------------------------------
REVENUES
   Sales of goods                            $  47,785    $  43,749
$ 40,675
   Sales of services                            16,283       14,938
    12,729
   Other income (note 2)                           798
649       2,300
   Earnings of GECS                               --
    --          --
   GECS revenues from services (note 3)         46,764       41,133      35,136

   ----------------------------------
        Total revenues                         111,630      100,469
     90,840

   ----------------------------------
COSTS AND EXPENSES (NOTE 4)
   Cost of goods sold                           34,554       31,772
   30,889
   Cost of services sold                        11,404       10,508
  9,199
   Interest and other financial charges         10,013        9,753       8,384
   Insurance losses and policyholder and
     annuity benefits                           11,028
9,608       8,278
   Provision for losses on financing
     receivables (note 13)                       1,678        1,609
   1,421
   Other costs and expenses                     27,011       23,477      21,250
   Minority interest in net earnings of
     consolidated affiliates                       365          265
       240

   ----------------------------------
        Total costs and expenses                96,053       86,992      79,661

   ----------------------------------
EARNINGS BEFORE INCOME TAXES                    15,577       13,477      11,179
Provision for income taxes (note 7)             (4,860)      (4,181)     (2,976)

   ----------------------------------
NET EARNINGS                                 $  10,717    $
9,296    $  8,203
===============================================================================
PER-SHARE AMOUNTS (note 8)
Diluted earnings per share                   $    3.22    $    2.80    $   2.46
Basic earnings per share                     $    3.27    $    2.84    $   2.50
===============================================================================
DIVIDENDS DECLARED PER SHARE                 $    1.46    $    1.25    $   1.08
===============================================================================

CONSOLIDATED STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

   ----------------------------------
(In millions)                                     1999
      1998        1997
-------------------------------------------------------------------------------
CHANGES IN SHARE OWNERS' EQUITY
Balance at January 1                         $  38,880    $  34,438    $ 31,125

   ----------------------------------
Dividends and other transactions
  with share owners (note 25)                   (4,632)      (5,178)     (5,615)

   ----------------------------------
Changes other than transactions
  with share owners
   Increase attributable to net earnings        10,717        9,296       8,203
   Unrealized gains (losses) on investment
     securities--net (note 25)                  (1,776)         264       1,467
   Currency translation adjustments (note 25)     (632)          60        (742)

   ----------------------------------
     Total changes other than transactions
       with share owners                         8,309
9,620       8,928

   ---------    ---------    --------
Balance at December 31                       $  42,557    $  38,880    $ 34,438
===============================================================================

The notes to consolidated financial statements on pages 56 -76 are an integral part of these statements.

ANNUAL REPORT PAGE 35

STATEMENT OF EARNINGS (Continued)

                     GE
          GECS
For the years ended December 31               --------------------------------    --------------------------------
(In millions; per-share amounts in dollars)       1999        1998        1997        1999
   1998        1997
------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales of goods                             $ 39,045    $ 36,376    $
36,059    $  8,740    $  7,374    $  4,622
   Sales of services                            16,600      15,170
   12,893        --          --          --
   Other income (note 2)                           856         684
      2,307        --          --          --
   Earnings of GECS                              4,443
3,796       3,256        --          --          --
   GECS revenues from services (note 3)           --          --          --
   47,009      41,320      35,309

    --------------------------------    --------------------------------
        Total revenues                          60,944
56,026      54,515      55,749      48,694      39,931

    --------------------------------    --------------------------------
COSTS AND EXPENSES (NOTE 4)
   Cost of goods sold                           26,578      24,996
  26,747       7,976       6,777       4,147
   Cost of services sold                        11,721      10,740
9,363        --          --          --
   Interest and other financial charges            810         883         797
  9,359       8,966       7,649
   Insurance losses and policyholder and
     annuity benefits                             --
   --          --        11,028       9,608       8,278
   Provision for losses on financing
     receivables (note 13)                        --          --
        --         1,678       1,609       1,421
   Other costs and expenses                      7,732       7,177
7,476      19,426      16,426      13,893
   Minority interest in net earnings of
     consolidated affiliates                       179         117
      119         186         148         121

    --------------------------------    --------------------------------
        Total costs and expenses                47,020      43,913      44,502
   49,653      43,534      35,509

    --------------------------------    --------------------------------
EARNINGS BEFORE INCOME TAXES                    13,924      12,113      10,013
  6,096       5,160       4,422
Provision for income taxes (note 7)             (3,207)     (2,817)     (1,810)     (1,653)     (1,364)
   (1,166)

    --------------------------------    --------------------------------
NET EARNINGS                                  $ 10,717    $
9,296    $  8,203    $  4,443    $  3,796    $  3,256
==================================================================================================================

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 34.

1997 restructuring and other special charges are included in the following GE captions: "Cost of goods sold -- $1,364 million; "Cost of services sold" -- $250 million; and "Other costs and expenses" -- $708 million.

ANNUAL REPORT PAGE 36

STATEMENT OF FINANCIAL POSITION

              General Electric Company

           and consolidated affiliates

           ---------------------------
At December 31 (In millions)                                   1999
     1998
--------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                      $
 8,554   $   4,317
Investment securities (note 9)                               81,758      78,717
Current receivables (note 10)                                 8,531
   8,224
Inventories (note 11)
  7,007       6,049
Financing receivables (investments in time sales,
   loans and financing leases) -- net (notes 12 and 13)     137,629     121,566
Other GECS receivables (note 14)                             29,708      24,789
Property, plant and equipment (including
   equipment leased to others) -- net (note 15)              41,022      35,730
Investment in GECS
      --          --
Intangible assets--net (note 16)                             26,010      23,635
All other assets (note 17)                                   64,981
   52,908

                ---------------------
TOTAL ASSETS
      $ 405,200   $ 355,935
===============================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                           $ 130,346   $ 115,378
Accounts payable, principally trade accounts                 13,676      12,502
Progress collections and price adjustments accrued            4,618       2,765
Dividends payable
      1,347       1,146
All other GE current costs and expenses
   accrued (note 18)
    11,229       9,788
Long-term borrowings (note 19)                               71,427      59,663
Insurance liabilities, reserves and
   annuity benefits (note 20)                                86,776
  77,259
All other liabilities (note 21)                              28,772      24,939
Deferred income taxes (note 22)                               9,238
9,340

                ---------------------
   Total liabilities
   357,429     312,780

                ---------------------
   Minority interest in equity of consolidated
     affiliates (note 23)
  5,214       4,275

                ---------------------
Accumulated unrealized gains on investment
     securities -- net (a)
   626       2,402
Accumulated currency translation adjustments (a)             (1,370)       (738)
Common stock (3,284,843,000 and 3,271,296,000
   shares outstanding at year-end 1999 and
   1998, respectively)
     594         594
Other capital
        10,790       6,808
Retained earnings
     54,484      48,553
Less common stock held in treasury                          (22,567)    (18,739)
-------------------------------------------------------------------------------
   Total share owners' equity (notes 25 and 26)              42,557      38,880
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                              $ 405,200   $ 355,935
===============================================================================
The notes to consolidated financial statements on pages 56-76 are an integral part of this statement

(a)  The sum of accumulated unrealized gains on investment securities -- net and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," as shown in note 25, and was $(744)
     million and $1,664 million at year-end 1999 and 1998, respectively.

ANNUAL REPORT PAGE 37

STATEMENT OF FINANCIAL POSITION (Continued)

                                   GE
                 GECS

                         ----------------------    ----------------------
At December 31 (In millions)
      1999         1998         1999         1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents
        $   2,000    $   1,175    $   6,931    $   3,342
Investment securities (note 9)
    1,273          259       80,485       78,458
Current receivables (note 10)
     8,743        8,483         --           --
Inventories (note 11)
           5,798        5,305        1,209          744
Financing receivables (investments in time sales,
   loans and financing leases) -- net (notes 12 and 13)                 --           --
    137,629      121,566
Other GECS receivables (note 14)
   --           --         30,681       25,973
Property, plant and equipment (including
   equipment leased to others) -- net (note 15)                        12,381       11,694
      28,641       24,036
Investment in GECS
              20,321       19,727         --           --
Intangible assets -- net (note 16)
11,262        9,996       14,748       13,639
All other assets (note 17)
       20,805       18,031       44,694       35,539

                          ----------------------    ----------------------
TOTAL ASSETS
                $  82,583    $  74,670    $ 345,018    $ 303,297
====================================================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                    $
2,245    $   3,466    $ 129,259    $ 113,162
Accounts payable, principally trade accounts                           5,068
4,845        9,749        8,815
Progress collections and price adjustments accrued                     4,618        2,765
    --           --
Dividends payable
               1,347        1,146         --           --
All other GE current costs and expenses
   accrued (note 18)
             11,048        9,708         --           --
Long-term borrowings (note 19)
      722          681       70,766       59,038
Insurance liabilities, reserves and
   annuity benefits (note 20)
       --           --         86,776       77,259
All other liabilities (note 21)
  13,872       12,613       14,801       12,247
Deferred income taxes (note 22)
     283         (250)       8,955        9,590

                         ----------------------    ----------------------
   Total liabilities
             39,203       34,974      320,306      280,111

                         ----------------------    ----------------------
   Minority interest in equity of consolidated
     affiliates (note 23)
             823          816        4,391        3,459

                         ----------------------    ----------------------
Accumulated unrealized gains on investment securities -- net (a)         626        2,402          170
   2,376
Accumulated currency translation adjustments (a)                      (1,370)        (738)
    (384)        (215)
Common stock (3,284,843,000 and 3,271,296,000
   shares outstanding at year-end 1999
   and 1998, respectively)
           594          594            1
 1
Other capital
                 10,790        6,808        2,682        2,490
Retained earnings
              54,484       48,553       17,852       15,075
Less common stock held in treasury                                   (22,567)
    (18,739)        --           --

                         ----------------------    ----------------------
   Total share owners' equity (notes 25 and 26)                       42,557       38,880
     20,321       19,727

                         ----------------------    ----------------------
TOTAL LIABILITIES AND EQUITY
 $  82,583    $  74,670    $ 345,018    $ 303,297
===================================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 36.

ANNUAL REPORT PAGE 38

STATEMENT OF CASH FLOWS

                  General Electric Company

                and consolidated affiliates

                ----------------------------
For the years ended December 31 (In millions)             1999        1998        1997
--------------------------------------------------------------------------------------
CASH FLOWS -- OPERATING ACTIVITIES
Net earnings
  $ 10,717    $  9,296    $  8,203
Adjustments to reconcile net earnings to
   cash provided from operating activities
     Depreciation and amortization of
        property, plant and equipment                    4,908       4,377
    4,082
     Amortization of goodwill and other intangibles      1,783       1,483       1,187
     Earnings retained by GECS                            --
    --          --
     Deferred income taxes                               1,502
   1,143         284
     Decrease in GE current receivables                    143         649
     250
     Decrease (increase) in inventories                    266         150
    (386)
     Increase (decrease) in accounts payable               820       1,576         200
     Increase in insurance liabilities and reserves      4,584       3,670       1,669
     Provision for losses on financing receivables       1,678       1,609       1,421
     All other operating activities                     (1,808)     (4,593)     (2,670)

            --------------------------------
CASH FROM OPERATING ACTIVITIES                          24,593      19,360
14,240

            --------------------------------
CASH FLOWS -- INVESTING ACTIVITIES
Additions to property, plant and equipment             (15,502)     (8,982)     (8,388)
Dispositions of property, plant and equipment            6,262       4,043       2,251
Net increase in GECS financing receivables             (13,088)     (6,301)     (1,898)
Payments for principal businesses purchased            (11,654)    (18,610)     (5,245)
All other investing activities                          (8,197)    (10,283)     (4,995)

            --------------------------------
CASH USED FOR INVESTING ACTIVITIES                     (42,179)    (40,133)    (18,275)

            --------------------------------
CASH FLOWS -- FINANCING ACTIVITIES
Net increase in borrowings (maturities
   of 90 days or less)                                   6,171
    16,881      13,684
Newly issued debt (maturities longer
   than 90 days)
  48,158      42,008      21,249
Repayments and other reductions (maturities
   longer than 90 days)                                (27,539)
(32,814)    (23,787)
Net purchase of GE shares for treasury                  (1,002)     (2,819)     (2,815)
Dividends paid to share owners                          (4,587)     (3,913)     (3,411)
All other financing activities                             622        (114)
       785

CASH FROM (USED FOR) FINANCING ACTIVITIES               21,823      19,229       5,705

            --------------------------------
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS DURING YEAR                               4,237
(1,544)      1,670
Cash and equivalents at beginning of year                4,317       5,861       4,191

            --------------------------------
Cash and equivalents at end of year                   $  8,554    $  4,317    $  5,861
======================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                $(10,078)   $ (9,297)   $ (8,264)
Cash paid during the year for income taxes              (1,597)     (2,098)     (1,937)
======================================================================================
The notes to consolidated financial statements on pages 56-76 are an integral part of this statement.

ANNUAL REPORT PAGE 39

STATEMENT OF CASH FLOWS (Continued)

                           GE
                  GECS

            --------------------------------    --------------------------------
For the years ended December 31 (In millions)             1999        1998        1997
  1999        1998        1997
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS -- OPERATING ACTIVITIES
Net earnings
  $ 10,717    $  9,296    $  8,203    $  4,443    $  3,796    $  3,256
Adjustments to reconcile net earnings to
   cash provided from operating activities
     Depreciation and amortization of
        property, plant and equipment                    1,735       1,761
    1,622       3,173       2,616       2,460
     Amortization of goodwill and other intangibles        584         531         407
  1,199         952         780
     Earnings retained by GECS                          (2,777)     (2,124)
   (1,597)       --          --          --
     Deferred income taxes                                 655
       594        (514)        847         549         798
     Decrease in GE current receivables                    190         520
     215        --          --          --
     Decrease (increase) in inventories                    (61)         69
    (145)        327          81        (244)
     Increase (decrease) in accounts payable               104         199
237         699       1,673         (64)
     Increase in insurance liabilities and reserves       --          --          --
    4,584       3,670       1,669
     Provision for losses on financing receivables        --          --          --
     1,678       1,609       1,421
     All other operating activities                        616        (814)
       889      (2,131)     (3,991)     (3,851)

            --------------------------------    --------------------------------
CASH FROM OPERATING ACTIVITIES                          11,763      10,032
  9,317      14,819      10,955       6,225

            --------------------------------    --------------------------------
CASH FLOWS -- INVESTING ACTIVITIES
Additions to property, plant and equipment              (2,036)     (2,047)     (2,191)    (13,466)
(6,935)     (6,197)
Dispositions of property, plant and equipment             --             6
39       6,262       4,037       2,212
Net increase in GECS financing receivables                --          --          --
      (13,088)     (6,301)     (1,898)
Payments for principal businesses purchased             (1,594)     (1,455)     (1,425)    (10,060)    (17,155)
   (3,820)
All other investing activities                            (432)        477
       483      (7,823)    (11,078)     (5,646)

            --------------------------------    --------------------------------
CASH USED FOR INVESTING ACTIVITIES                      (4,062)     (3,019)     (3,094)
(38,175)    (37,432)    (15,349)

            --------------------------------    --------------------------------
CASH FLOWS -- FINANCING ACTIVITIES
Net increase in borrowings (maturities
   of 90 days or less)                                  (1,230)
   1,015         809       7,308      16,288      13,594
Newly issued debt (maturities longer
   than 90 days)
     558         509         424      47,605      41,440      20,825
Repayments and other reductions (maturities
   longer than 90 days)                                   (615)
   (1,787)     (1,030)    (26,924)    (31,027)    (22,757)
Net purchase of GE shares for treasury                  (1,002)     (2,819)     (2,815)
--          --          --
Dividends paid to share owners                          (4,587)     (3,913)
(3,411)     (1,666)     (1,672)     (1,653)
All other financing activities                            --
--          --           622        (114)        785

            --------------------------------    --------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES               (6,876)     (6,995)     (6,023)     26,945
  24,915      10,794

            --------------------------------    --------------------------------
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS DURING YEAR                                 825
      18         200       3,589      (1,562)      1,670
Cash and equivalents at beginning of year                1,175       1,157         957
   3,342       4,904       3,234

            --------------------------------    --------------------------------
Cash and equivalents at end of year                   $  2,000    $  1,175    $  1,157    $
6,931    $  3,342    $  4,904
==========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                $   (482)   $   (620)   $   (467)   $ (9,596)   $
(8,677)   $ (7,797)
Cash paid during the year for income taxes              (1,246)     (1,151)     (1,596)       (351)
    (947)       (341)
==========================================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 38.

ANNUAL REPORT PAGE 40

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

         GE is dedicated to the highest standards of integrity, ethics and social responsibility. This dedication is reflected in written policy statements covering, among other subjects, environmental protection, potentially conflicting outside interests of employees, compliance with antitrust laws, proper business practices, and adherence to the highest standards of conduct and practices in transactions with customers, including the U.S. government.
Management continually emphasizes to all employees that even the appearance of impropriety can erode public confidence in the Company. Ongoing education and communication programs and review activities, such as those conducted by the
Company's Policy Compliance Review Board, are designed to create a strong compliance culture--one that encourages employees to raise their policy questions and concerns and that prohibits retribution for doing so.

         KPMG LLP, independent auditors, provide an objective, independent review of management's discharge of its obligations relating to the fairness of reporting of operating results and financial condition. Their report for 1999 appears below.

         The Audit Committee of the Board (consisting solely of Directors from outside GE) maintains an ongoing appraisal--on behalf of share owners--of the activities and independence of the Company's independent auditors, the activities of its audit staff, financial reporting process, internal financial controls and compliance with key Company policies.

John F. Welch, Jr.            Keith S. Sherin
Chairman of the Board         Senior Vice President, Finance,
and Chief Executive Officer   and Chief Financial Officer       February 4, 2000

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP
Stamford, Connecticut

February 4, 2000

ANNUAL REPORT PAGE 41

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

         Management's Discussion of Operations is presented in three parts:
Consolidated Operations, Segment Operations and International Operations.

CONSOLIDATED OPERATIONS

GE achieved record revenues, earnings and cash generation in 1999, reflecting continuing benefits of its globalization, product services, Six Sigma quality and e-Business initiatives.

         Revenues rose 11% to a record $111.6 billion, as global activities and product services continued to grow. Revenues were $100.5 billion in 1998, an 11%
increase from 1997 attributable primarily to increased global activities and higher sales of product services.

         Earnings increased to a record $10,717 million, a 15% increase from
$9,296 million reported in 1998. Earnings per share increased to $3.22 during
1999, up 15% from the prior year's $2.80. (Except as otherwise noted, earnings per share are presented on a diluted basis). Earnings in 1998 rose 13% from
$8,203 million reported in 1997. In 1998, earnings per share increased 14% from
$2.46 in 1997.

TWO CHANGES IN ACCOUNTING STANDARDS may affect future financial statements. The
Financial Accounting Standards Board (FASB) has issued Statement of Financial
Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES (STATEMENT 133), effective for GE and GECS on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Certain significant refinements and interpretations of Statement 133 are being deliberated by the
FASB, and the effects on accounting for GE and GECS financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects on its financial statements of adopting
Statement 133 and does not believe that an estimate of such effects would be meaningful at this time.

         The FASB has also proposed new accounting for business combinations that, among other things, would change the accounting for and display of goodwill and other intangibles recorded in business acquisitions for transactions after January 1, 2001. An important aspect of the proposal is that goodwill amortization would be displayed as a separate element in the Statement of Earnings, net of applicable income taxes, and related per-share effects could be displayed. Management believes that this proposal represents a useful approach to understanding financial performance but believes that the utility of this information would be materially enhanced if the proposed approach for goodwill were applied to all intangible assets acquired with a business. On this preferred basis, GE would have reported earnings per share before amortization of goodwill and acquired intangibles of $3.63 in 1999, an increase of 16% over
$3.14 in 1998, which was 15% higher than $2.73 in 1997.

                                 [CHART HERE]

GE/S&P CUMULATIVE DIVIDEND GROWTH SINCE 1994
-----------------------------------------------------------------------------
                          1995        1996        1997
       1998      1999
-----------------------------------------------------------------------------
GE                       10.80%      22.93%      38.71%
60.87%    88.62%
S&P 500                   4.63       13.05       17.60       22.91
    26.25
-----------------------------------------------------------------------------

DIVIDENDS DECLARED IN 1999 AMOUNTED TO $4,786 MILLION. Per-share dividends of
$1.46 were up 17% from 1998, following a 16% increase from the preceding year.
GE has rewarded its share owners with 24 consecutive years of dividend growth.
The chart above illustrates that GE's dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor's
500 stock index.

RETURN ON AVERAGE SHARE OWNERS' EQUITY reached 26.8% in 1999, up from 25.7% and
25.0% in 1998 and 1997, respectively.

         Except as otherwise noted, the analysis in the remainder of this section presents GE results with GECS on an equity basis.

ANNUAL REPORT PAGE 42

GE TOTAL REVENUES were $60.9 billion in 1999, compared with $56.0 billion in
1998 and $54.5 billion in 1997.

 *     GE sales of goods and services were $55.6 billion in 1999, an increase of
       8% from 1998, which in turn was 5% higher than in 1997. Volume was about
       10% higher in 1999, reflecting growth across all businesses during the year, led by strong double-digit increases at Medical Systems and Power
       Systems. While overall selling prices were down slightly in 1999, the effects of selling prices on sales in various businesses differed markedly. Revenues were also negatively affected by exchange rates for sales denominated in currencies other than the U.S. dollar. Volume in
       1998 was about 8% higher than in 1997, with selling price and currency effects both slightly negative.

                For purposes of the financial statement display of GE sales and costs of sales on pages 34 and 35, "goods" is required to include sales of tangible products, and "services" must include all other sales, including broadcasting and information services activities. An increasingly important element of GE sales includes both spare parts
       (goods) as well as repair services--sales referred to by management as
       "product services." Sales of product services were $14.4 billion in 1999, a 14% increase over 1998. All businesses reported increases in product services revenues, led by double-digit increases at Medical Systems,
       Aircraft Engines and Power Systems. Operating margin from product services was approximately $3.2 billion, up 16% from 1998. The increase reflected improvements in all product services businesses and was led by double-digit growth at Aircraft Engines and Medical Systems.

*      GE other income, earned from a wide variety of sources, was $0.9 billion in 1999, $0.7 billion in 1998 and $2.3 billion in 1997. Comparisons over the three-year period are affected by certain gains in 1999 and 1997. A pre-tax gain of $388 million was recognized in 1999 as a result of the contribution of certain of NBC's internet assets to NBC Internet (NBCi), a newly formed publicly traded Internet company, in exchange for a noncontrolling interest in NBCi. The gain was reduced by $62 million of related operating losses from the non-consolidated contributed Internet properties, resulting in incremental revenue of $326 million from the transaction. In 1997, a $1,538 million after-tax gain was realized from the exchange of preferred stock in Lockheed Martin Corporation for the stock of a newly formed subsidiary. See note 2 for further information.

*      Earnings of GECS were up 17% in 1999, following a 17% increase the year before. See page 46 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses. The Six Sigma quality initiative is an important factor affecting GE's cost structure. The benefits of Six Sigma quality are reflected in both variable and base cost productivity (discussed on page 43) as well as in lower direct material costs.
Another important initiative is e-Business, a broad-based program under which GE is investing in Internet businesses, as well as internal infrastructure hardware and software that will enable its businesses to conduct a growing portion of their business over the Internet. The benefits expected from the e-Business initiative include improved customer service, expanded product and service offerings and increased operating efficiency for both GE and its customers.

         Principally because of the funding status of the GE Pension Plan
(described in note 5) and other benefit plans (described in note 6), principal
U.S. postemployment benefit plans contributed cost reductions of $1,062 million and $703 million in 1999 and 1998, respectively. The present funding status provides assurance of benefits for participating employees, but future effects on operating results depend on economic conditions and investment performance.

         The discussion that follows provides additional information about certain unusual charges that are included in costs and expenses for 1999 and
1997 and are relevant to comparisons of costs over the three-year period.

         Costs and expenses in 1999 included $326 million of unusual charges, the largest of which resulted from fourth-quarter developments affecting liabilities associated with past activities at former manufacturing sites that

                                 [CHART HERE]
RETURNS ON INVESTED CAPITAL
-----------------------------------------------------------------------------
                          1995        1996        1997
       1998      1999
-----------------------------------------------------------------------------
RETURN ON EQUITY          23.5%       24.0%       25.0%       25.7%     26.8%
RETURN ON TOTAL CAPITAL   21.3        22.2        23.6        23.9      25.8
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 43

are not part of any current business segment. Other significant components of unusual charges included amounts described on page 45 for NBC and costs for rationalizing certain operations and facilities of GE's worldwide industrial businesses. Major elements of the restructuring program included costs for employee severance, lease termination, dismantlement and site restoration.

         In 1997, restructuring charges were recognized amounting to $1,243 million that covered costs of plans to rationalize certain production, service and administration activities of GE's worldwide industrial businesses. Principal actions required under those plans were complete by the end of 1999. Other 1997 special charges, which amounted to $1,079 million, were principally associated with strategic decisions that enhanced the long-term competitiveness of certain industrial businesses and fourth-quarter 1997 developments affecting liabilities associated with past activities at former manufacturing sites that were not part of any current business segment.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. GE's reported operating margin was 17.3% in 1999, net of unusual charges discussed above. GE's ongoing operating margin (before such charges) reached a record 17.8% of sales, up from last year's 16.7% and 15.7% in 1997, on a comparable basis. GE reported operating margin of 11.0% of sales in 1997. The improvement in ongoing operating margin in 1999 was broad-based, with improvements in a majority of GE's businesses reflecting the increasing benefits from GE's product services and Six
Sigma quality initiatives.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) has paralleled the significant improvement in GE's ongoing operating margin. Total cost productivity in 1999 was 4.2%, reflecting benefits from improvements in variable cost productivity achieved through the Six Sigma quality initiative. Most businesses achieved improvements in variable cost productivity in excess of 4%. Total cost productivity was 4.4% in 1998, reflecting Six Sigma quality benefits as well as higher volume. In 1998, three businesses--Medical Systems, Power Systems and NBC--achieved productivity in excess of 5%. The total contribution of productivity in the last two years offset not only the negative effects of total cost inflation, but also the effects of selling price decreases.

GE INTEREST AND OTHER FINANCIAL CHARGES in 1999 amounted to $810 million, compared with $883 million in 1998 and $797 million in 1997. The decrease in
1999 was attributable to the combination of lower average interest rates on debt and lower average levels of borrowings during the year. The increase in 1998 reflected higher average levels of borrowings and other financing activities, which more than offset the effect of lower interest rates.

INCOME TAXES on a consolidated basis were 31.2% of pretax earnings in 1999, compared with 31.0% in 1998 and 26.6% in 1997. The most significant factor explaining the lower effective tax rate in 1997 was a 4.8% decrease attributable to the realized gain on the tax-free exchange of Lockheed Martin Corporation preferred stock. A more detailed analysis of the differences between the U.S.
federal statutory rate and the consolidated rate, as well as other information about income tax provisions, is provided in note 7.

                                 [CHART HERE]

GE OPERATING MARGIN AS A PERCENTAGE OF SALES
-----------------------------------------------------------------------------
                          1995        1996        1997
       1998      1999
-----------------------------------------------------------------------------
AS REPORTED              14.4%        14.8%       11.0%       16.7%
17.3%
UNUSUAL CHARGES              -           -         4.7
    -       0.6
-----------------------------------------------------------------------------

SEGMENT OPERATIONS

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 44. For additional information, including a description of the products and services included in each segment, see note 28.

AIRCRAFT ENGINES reported a 3% increase in revenues in 1999, reflecting higher volume in product services. Operating profit increased 19% in 1999 as a result of productivity and growth in product services. Revenues, including acquisitions, increased 32% in 1998 as volume in commercial engines and product services increased. Operating profit increased 30% in 1998 with strong growth in product services as well as good volume growth in commercial engines.

         In 1999, $1.6 billion of Aircraft Engines revenues were from sales to the U.S. government, about the same as in 1998, which was $0.1 billion higher than in 1997.

ANNUAL REPORT PAGE 44

SUMMARY OF OPERATING SEGMENTS

                            General Electric Company and consolidated affiliates

                    ---------------------------------------------------------------------
For the years ended December 31 (In millions)                      1999           1998
         1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
   GE
     Aircraft Engines
      $  10,558      $  10,294      $   7,799      $   6,302      $   6,098
     Appliances
               5,671          5,619          5,801
   5,586          5,137
     Industrial Products and Systems                             11,555
     11,222         10,984         10,401         10,209
     NBC
                    5,790          5,269          5,153
        5,232          3,919
     Plastics
                6,941          6,633          6,695
    6,509          6,647
     Power Systems
           10,046          8,466          7,915          7,643
         6,962
     Technical Products and Services                              6,863
       5,323          4,861          4,700          4,430
     Eliminations
            (1,542)        (1,367)        (1,176)        (1,032)
   (1,082)

                    ---------------------------------------------------------------------
        Total GE segment revenues
55,882         51,459         48,032         45,341         42,320
   Corporate items (a)
         619            771          3,227          1,407
        1,446
   GECS net earnings
         4,443          3,796          3,256          2,817
       2,415

                    ---------------------------------------------------------------------
        Total GE revenues
        60,944         56,026         54,515         49,565
  46,181
   GECS segment revenues
    55,749         48,694         39,931         32,713         26,492
   Eliminations (b)
         (5,063)        (4,251)        (3,606)        (3,099)        (2,645)

                    ---------------------------------------------------------------------
CONSOLIDATED REVENUES
  $ 111,630      $ 100,469      $  90,840      $  79,179      $  70,028
===================================================================================================================================
SEGMENT PROFIT
   GE
     Aircraft Engines
      $   2,105      $   1,769      $   1,366      $   1,214      $   1,135
     Appliances
                 655            755            771
          748            682
     Industrial Products and Systems                              2,095
       1,880          1,789          1,587          1,488
     NBC
                    1,576          1,349          1,216
        1,020            797
     Plastics
                1,651          1,584          1,500
    1,443          1,435
     Power Systems
            1,693          1,306          1,203
1,124            782
     Technical Products and Services                              1,359
       1,109            988            855            810

                    ---------------------------------------------------------------------
        Total GE operating profit
11,134          9,752          8,833          7,991          7,129
   GECS net earnings
         4,443          3,796          3,256          2,817
       2,415

                    ---------------------------------------------------------------------
        Total segment profit
     15,577         13,548         12,089         10,808          9,544
   Corporate items and eliminations (c)  (d)                       (843)
(552)        (1,279)          (638)          (263)
   GE interest and other financial charges                         (810)
 (883)          (797)          (595)          (649)
   GE provision for income taxes                                 (3,207)
      (2,817)        (1,810)        (2,295)        (2,059)

                    ---------------------------------------------------------------------
CONSOLIDATED NET EARNINGS                                     $
10,717      $   9,296      $   8,203      $   7,280      $   6,573
===================================================================================================================================
The notes to consolidated financial statements on pages 56-76 are an integral part of this statement. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric
Capital Services, Inc. and all of its affiliates and associated companies. The segment profit measure for GE's industrial businesses is operating profit
(earnings before interest and other financial charges, and income taxes). The segment profit measure for GECS is net earnings, reflecting the importance of financing and tax considerations to its operating activities.

(a)    Includes revenues of $944 million, $789 million and $796 million in 1997,
       1996 and 1995, respectively, from an appliance distribution affiliate that was deconsolidated in 1998. Also includes $1,538 million in 1997 from an exchange of preferred stock in Lockheed Martin Corporation for the stock of a newly formed subsidiary.

(b)    Principally the elimination of GECS net earnings.

(c)    Includes income, principally from licensing activities, previously reported in the All Other segment of $62 million, $271 million, $310 million, $282 million and $285 million in 1999, 1998, 1997, 1996 and
       1995, respectively.

(d)    1999 includes unusual charges amounting to $265 million. Of the total, amounts that relate to activities of operating segments were as follows:
       Aircraft Engines -- $42 million, Appliances -- $75 million, Industrial
       Products and Systems -- $12 million, Plastic -- $13 million and Technical
       Products and Services -- $34 million. 1997 includes unusual charges of
       $2,322 million. Of the total, amounts that relate to activities of GE operating segments were as follows: Aircraft Engine -- $342 million,
       Appliances--$330 million, Industrial Products and Systems -- $352 million, NBC -- $161 million, Plastics -- $63 million, Power Systems --
       $437 million and Technical Products and Services -- $157 million. Also included in 1997 is $1,538 million associated with the Lockheed Martin
       Corporation transaction described in (a)  above.

ANNUAL REPORT PAGE 45

         Aircraft Engines received orders of $12.0 billion in 1999, compared with $10.8 billion in 1998. The backlog at year-end 1999 was $10.0 billion ($9.7 billion at the end of 1998). Of the total, $7.6 billion related to products, about 54% of which was scheduled for delivery in 2000; the remainder related to
2000 product services.

APPLIANCES revenues were 1% higher than a year ago, as volume increases offset lower selling prices and adverse currency effects. Operating profit decreased
13%, reflecting lower selling prices and increased spending on programs for new products and e-Business. Revenues in 1998 were 3% lower than in 1997, largely as a result of selling price decreases and, to a lesser extent, lower volume.
Operating profit decreased 2% in 1998, as the decreases in selling prices and volume more than offset productivity.

INDUSTRIAL PRODUCTS AND SYSTEMS revenues increased 3% in 1999, largely as a result of volume increases across all businesses in the segment (particularly at
Transportation Systems), which more than offset lower selling prices. Operating profit increased 11%, as strong productivity at Industrial Systems and Lighting more than offset the lower selling prices. Revenues rose 2% in 1998, primarily as a result of volume increases at Transportation Systems and Industrial Systems that were partially offset by lower selling prices across most businesses in the segment. Operating profit increased 5% in 1998, reflecting productivity and the improvement in volume, which more than offset the effects of selling price decreases.

         Transportation Systems received orders of $1.4 billion in 1999, compared with $2.4 billion in 1998. The backlog at year-end 1999 was $1.4 billion ($2.3 billion at the end of 1998). Of the total, $1.1 billion related to products, of which 80% was scheduled for shipment in 2000; the remainder related to 2000 product services.

NBC revenues increased 10% in 1999, reflecting higher revenues in NBC's owned-and-operated stations and growth in cable operations. Operating profit was
17% higher in 1999, reflecting a strong advertising marketplace and improved pricing at the network, excellent results in cable operations and continued cost reductions across NBC, which more than offset higher license fees for certain prime-time programs that were renewed. Operating profit in 1999 included $123 million of the gain from the NBCi transaction, described on page 42. That gain was entirely offset by $62 million of operating losses from NBCi and predecessor operations (recorded as a reduction of "other income"), as well as $61 million of unusual costs recorded as "other costs and expenses" for entering into a loss programming contract and for exiting CNBC's current facilities. In 1998, revenues increased 2%, reflecting higher revenues in NBC's owned-and-operated stations, including revenues from station acquisitions and growth in cable operations, the combination of which more than offset lower network revenues.
Operating profit increased 11% in 1998 as improved results in international, cable operations and owned-and-operated stations, as well as cost reductions across NBC, more than offset higher license fees for certain prime-time programs that were renewed.

PLASTICS revenues increased 5%, primarily as a result of improved volume across all product lines, which more than offset the effects of lower selling prices.
Operating profit increased by 4% as productivity and the increase in volume more than offset pricing. Revenues decreased by 1% in 1998, as pricing and adverse currency exchange rates offset slightly higher volume. Operating profit in 1998 improved by 6%, as lower material costs and productivity more than offset pricing.

                                 [CHART HERE]
OPERATING PROFIT OF GE SEGMENTS
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
                        $7.129      $7.991      $8.833
$9.752  $11.134
-----------------------------------------------------------------------------

POWER SYSTEMS revenues increased 19%, primarily as a result of strong double-digit growth in gas turbine volume and in product services. Operating profit rose 30%, reflecting productivity, growth in product services and the increase in volume. Revenues in 1998 were 7% higher than in 1997, primarily as a result of higher volume in product services, including acquisitions, which was partially offset by lower selling prices. Operating profit increased 9% in 1998, as growth in product services and productivity more than offset the effects of lower selling prices.

         Power Systems orders were $14.0 billion for 1999, a 33% increase over
1998, reflecting very strong U.S. market growth. The backlog of unfilled orders at year-end 1999 was $16.1 billion ($12.4 billion at the end of 1998). Of that total, $14.8 billion related to products, of which 60% was scheduled for delivery in 2000; the remainder related to 2000 product services.

ANNUAL REPORT PAGE 46

                                 [CHART HERE]
GECS REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
                       $26.492     $32.713     $39.931     $48.694   $55.749
-----------------------------------------------------------------------------

TECHNICAL PRODUCTS AND SERVICES revenues rose 29% in 1999, following a 10%
increase in 1998. The improvement in revenues in both years was primarily attributable to growth at Medical Systems, the result of higher equipment volume, including new products, and continued growth in product services, partially offset by lower selling prices across the segment. Operating profit increased 23% in 1999 as productivity and volume increases, particularly at
Medical Systems, more than offset lower selling prices. Operating profit increased 12% in 1998 as productivity and volume increases more than offset the effects of lower selling prices.

         Orders received by Medical Systems in 1999 were $6.4 billion, compared with $4.8 billion in 1998. The backlog of unfilled orders at year-end 1999 was
$3.1 billion ($2.6 billion at the end of 1998). Of the total, $1.9 billion related to products, of which 83% was scheduled for delivery in 2000; the remainder related to 2000 product services.

GECS consists of 28 businesses grouped for management purposes into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance.

         GECS net earnings were $4,443 million in 1999, up 17% from $3,796 million in 1998, with strong double-digit earnings growth in three of the five operating activities. Net earnings in 1998 increased 17% from 1997. The earnings improvement throughout the three-year period resulted from asset growth, principally from acquisitions of businesses and portfolios, and origination volume.

 *     GECS total revenues increased 14% to $55.7 billion in 1999, following a
       22% increase to $48.7 billion in 1998. The increases in both years reflected the contributions of businesses acquired as well as growth in origination volume.

 *     GECS cost of goods sold amounted to $8.0 billion in 1999, compared with
       $6.8 billion in 1998 and $4.1 billion in 1997, and relates to IT
       Solutions and Montgomery Ward LLC (Wards). The increase in 1999 primarily reflects the consolidation of Wards as discussed on page 48; the increase in 1998 is principally the result of acquisition-related growth at IT
       Solutions.

 *     GECS interest on borrowings in 1999 was $9.4 billion, up from $9.0 billion in 1998 and $7.6 billion in 1997. In both 1999 and 1998, while average borrowings increased in order to finance asset growth, the associated higher interest costs were partially mitigated by lower average interest rates. The composite interest rate was 5.14% in 1999, compared with 5.92% in 1998 and 6.07% in 1997. See page 51 for a discussion of interest rate risk management.

*      GECS insurance losses and policyholder and annuity benefits increased to
       $11.0 billion in 1999, compared with $9.6 billion in 1998 and $8.3 billion in 1997, reflecting effects of business acquisitions and growth in premium volume throughout the period. In addition, the increase in
       1999 reflected the higher loss ratio in the reinsurance business discussed on page 47.

*      GECS provision for losses on financing receivables increased to $1.7 billion in 1999, compared with $1.6 billion in 1998 and $1.4 billion in
       1997. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the consumer services operations, all of which are discussed on page 48 under financing receivables. The provision throughout the three-year period reflected higher average receivable balances, a different mix of business, as well as the effects of lower delinquency rates, consistent with industry experience.

 *     GECS other costs and expenses were $19.4 billion in 1999, an increase from $16.4 billion in 1998 and $13.9 billion in 1997, principally because of increased costs associated with acquired businesses and portfolios, higher investment levels and increases in insurance commissions.

Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat throughout the three-year period, reflecting slightly lower yields offset by slight decreases in borrowing rates.

         Revenues and net earnings from operating activities within the GECS segment for the past three years are summarized and discussed below.

         CONSUMER SERVICES revenues increased 7% in 1999 and 18% in 1998, and net earnings increased 35% in 1999 and 47% in 1998. The growth in revenues and net earnings was led by Global Consumer Finance, with strong returns on investments in Japan and other international growth. Additionally, revenues and net earnings were increased by higher premium and investment income

ANNUAL REPORT PAGE 47

at GE Financial Assurance, the consumer savings and insurance business, partially offset by the effects of asset reductions in Card Services and Auto
Financial Services. A higher provision for losses on financing receivables because of higher average receivables balances also affected earnings in 1998.

--------------------------------------------------------------------------------
GECS REVENUES AND NET EARNINGS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------
(In millions)                               1999
   1998            1997
--------------------------------------------------------------------------------
REVENUES
Consumer services                       $ 17,061        $ 15,948        $
13,550
Equipment management                      15,317          14,869
   11,326
Mid-market financing                       4,685           3,751
      3,009
Specialized financing                      4,603           3,368
     2,828
Specialty insurance                       12,399          10,594
     8,836
All other                                  1,684
      164             382
                                        -----
-----------------------------------
Total revenues                          $ 55,749        $ 48,694
   $ 39,931
================================================================================
NET EARNINGS
Consumer services                       $  1,074        $    797
    $    544
Equipment management                         695             806
           708
Mid-market financing                         604             478
           391
Specialized financing                      1,244             745
         593
Specialty insurance                        1,223           1,166
         973
All other                                   (397)
     (196)             47
                                        -----
-----------------------------------
Total net earnings                      $  4,443        $  3,796
 $  3,256
================================================================================

         EQUIPMENT MANAGEMENT revenues grew 3% in 1999, following a 31% increase in 1998. Growth in 1999 revenues was primarily the result of Japanese acquisitions in the corporate auto fleet management operation, as well as higher revenue from commercial aircraft management at GE Capital Aviation Services
(GECAS), largely offset by decreases in sales volume at the remaining equipment management businesses. The 1998 increase reflected acquisitions by IT Solutions and, to a lesser extent, asset growth. Net earnings decreased 14% in 1999, following a 14% increase in 1998. In 1999, as market conditions became more competitive, pricing at IT Solutions and utilization at the European equipment management businesses declined, more than offsetting growth in GECAS and the satellite service business, Americom. Net earnings increased in 1998, reflecting higher volume in most businesses from both increased origination as well as acquisitions of businesses and portfolios. These factors were partially offset in 1998 by lower pricing and higher operating costs at IT Solutions and Modular
Space.

         MID-MARKET FINANCING revenues increased 25% in both 1999 and 1998, while net earnings grew 26% and 22%, respectively. Asset growth from both acquisitions and originations was the most significant contributing factor in both years. Revenues and net earnings were also favorably affected in 1998 by the disposition of certain assets.

         SPECIALIZED FINANCING revenues rose 37% and 19%, while net earnings increased 67% and 26% in 1999 and 1998, respectively. Revenues principally reflect increases in asset gains as well as origination growth, with GE Equity,
Commercial Finance and Real Estate accounting for most of the 1999 increase.
Revenue and net earnings growth in both years is principally the result of gains on equity investments. Net earnings in 1998 also included the effects of certain tax-advantaged transactions and higher tax credits.

         SPECIALTY INSURANCE revenues increased 17% and 20% in 1999 and 1998, respectively, as premiums and investment income grew throughout the period.
Premiums earned increased in line with higher origination volume and acquisitions. Investment income also grew, partially reflecting an increase in net realized investment gains in GE Global Insurance, which amounted to $699 million, $432 million and $308 million in 1999, 1998 and 1997, respectively.

         Increases in property and casualty-related losses in GE Global
Insurance were directly related to the frequency and severity of large loss events during the last three years. Large loss events are individual events that, after specific reinsurance recoveries and related premium adjustments, affect GE Global Insurance operations by $2 million or more, and include losses from earthquakes, aviation or railroad accidents, fire damage, and weather-related damage from hurricanes, tornadoes, wind and ice.

                                 [CHART HERE]

GECS NET EARNINGS
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
                        $2.415      $2.817      $3.256
$3.796    $4.443
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 48

                                 [CHART HERE]

CONSOLIDATED INTERNATIONAL REVENUES
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
INTERNATIONAL
   OPERATIONS          $20.768     $25.447     $29.328     $33.756   $38.164
EXPORTS                  7.220       7.581       8.912       8.751
   7.513
-----------------------------------------------------------------------------

Large loss events for GE Global Insurance amounted to approximately $720 million, $230 million and $70 million in 1999, 1998 and 1997, respectively. 1999 losses were partially recovered under aggregate risk coverage obtained in the ordinary course of the reinsurance business. Overall losses for Specialty
Insurance were mitigated by favorable experience in the Mortgage Insurance business, particularly in 1999.

         ALL OTHER GECS operating activities include the results of Wards subsequent to August 2, 1999, when GECS acquired control of the formerly bankrupt retailer. Wards had sales of $1,622 million and a net loss of $26 million for the period during which it was consolidated. Revenues and net earnings in 1997 included asset gains, the largest of which was $284 million
(net of tax) from a transaction that included the reduction of the GECS investment in the common stock of Paine Webber Group Inc.

         FINANCING RECEIVABLES is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $141.4 billion at the end of 1999 from $124.9 billion at the end of 1998, principally reflecting higher origination volume and acquisition growth partially offset by securitizations and other sales of receivables. The related allowance for losses at the end of
1999 amounted to $3.8 billion ($3.3 billion at the end of 1998), representing management's best estimate of probable losses inherent in the portfolio.

         In GECS financing receivables, "nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

         Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $52.3 billion at year-end 1999, an increase of $0.7 billion from year-end 1998. The credit card and personal receivables increased $5.2 billion, primarily from acquisition growth and origination volume, partially offset by sales and securitizations. Auto receivables decreased $4.5 billion primarily as a result of reduced volume.
Nonearning receivables at year-end 1999 were $0.9 billion, about 1.8% of total consumer financing receivables, compared with $1.3 billion, about 2.4% of total consumer receivables at year-end 1998. Write-offs of consumer receivables declined to $1.2 billion from $1.4 billion at year-end 1998, reflecting improved delinquency trends.

         Other financing receivables, totaling $89.1 billion at December 31,
1999, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $15.8 billion during 1999, reflecting the combination of acquisition growth and increased originations. Related nonearning and reduced-earning receivables were $0.9 billion at year-end 1999, compared with $0.4 billion at year-end 1998.

         GECS loans and leases to commercial airlines amounted to $11.8 billion at the end of 1999, up from $10.2 billion at the end of 1998. GECS commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 17.

INTERNATIONAL OPERATIONS

Estimated results of international activities include the results of GE and GECS operations located outside the United States, plus all U.S. exports. Certain
GECS operations that cannot meaningfully be associated with specific geographic areas are classified as "other international" for this purpose.

         International revenues in 1999 were $45.7 billion (41% of consolidated revenues), compared with $42.5 billion in 1998 and $38.2 billion in 1997. The chart above left depicts the growth in international revenues over the past five years.

                                [CHART HERE]

CONSOLIDATED INTERNATIONAL REVENUES BY REGION
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
EUROPE                 $14.062     $18.030     $20.634     $24.353   $25.816
PACIFIC BASIN            7.183       7.573       7.981       8.058    10.195
AMERICAS                 4.110       4.706       6.196       6.907
  6.730
OTHER                    2.633       2.719       3.429
3.189     2.936
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 49

--------------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL REVENUES
--------------------------------------------------------------------------------
(In millions)                                   1999
     1998          1997
--------------------------------------------------------------------------------
Europe (a)                                   $22,919
  $21,665       $18,166
Pacific Basin                                  7,879
   5,166         4,742
Americas                                       5,229
       5,030         4,632
Other
2,136         1,895         1,788

   -----------------------------------

    38,163        33,756        29,328
Exports from the U.S. to
  external customers                           7,513         8,751
       8,912

   -----------------------------------

   $45,676       $42,507       $38,240
================================================================================
(a)    Includes $944 million in 1997 from an appliance distribution affiliate that was deconsolidated in 1998.
--------------------------------------------------------------------------------

         GE international revenues were $24.0 billion in 1999, compared with
$24.3 billion in 1998, which was $0.2 billion higher than in 1997. Over the three-year period, international revenues were slightly less than half of total revenues. The decrease in such revenues during 1999 was attributable to lower
U.S. exports which offset sales growth in operations based outside the United
States. Exports decreased 14%, largely as a result of lower exports in Power
Systems. Revenues from operations based outside the United States grew 6% to
$16.5 billion in 1999. European revenues were 3% higher in 1999, led by good increases at Medical Systems and Aircraft Engines. Pacific Basin revenues were
11% higher in 1999, reflecting double-digit growth at Medical Systems and
Plastics. Revenues from the Americas (North and South America, except for the
United States) increased 5%, principally as a result of growth in Canadian operations.

         GECS international revenues were $21.7 billion in 1999, an increase of
19% from $18.2 billion in 1998. Revenues in the Pacific Basin more than doubled in 1999. Much of the increase was attributable to growth in Japan, the result of several strategic acquisitions, the largest of which were the purchase of assets and infrastructure of Japan Leasing and the acquisition of Lake. Revenues in
Europe increased 7% in 1999, reflecting a mix of acquisition and core growth across all GECS operating activities. Overall, these increases reflect the continued expansion of GECS as a global provider of a wide range of financial services.

         Consolidated international operating profit was $5.4 billion in 1999, an increase of 5% over 1998, which was 8% higher than in 1997. Additional information is provided in note 29.

         Total assets of international operations were $141.3 billion in 1999
(35% of consolidated assets), an increase of 10% over 1998. The increase in 1999 reflected strong growth at GECS in the Pacific Basin, where current economic conditions continue to provide a favorable environment for strategic investments. GECS had a particularly large increase in Japan, reflecting a mix of acquisitions, discussed previously, and strong core asset growth. GECS also had significant asset growth at GECAS, its aviation services business, which is classified as "other international."

         The activities of GE and GECS span all global regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for GE plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, GE may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to power and aircraft equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, lower costs of goods sourced from countries with weakened currencies, more opportunities for lower cost outsourcing, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

         Financial results of GE's international activities reported in U.S.
dollars are affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions.
Principal currencies are the major European currencies, including the euro, as well as the Japanese yen and the Canadian dollar.

                                 [CHART HERE]
CONSOLIDATED TOTAL ASSETS
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
UNITED STATES         $158.710    $189.427    $206.465    $227.112  $263.778
INTERNATIONAL           69.325      82.975      97.547     128.823   141.259
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 50

MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity addresses the Statement of
Financial Position (page 36), Statement of Changes in Share Owners' Equity (page
34) and the Statement of Cash Flows (page 38).

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

STATEMENT OF FINANCIAL POSITION

Because GE and GECS share certain significant elements of their Statements of
Financial Position -- property, plant and equipment, and borrowings, for example
-- the following discussion addresses significant captions in the "consolidated"
statement. Within the following discussions, however, distinction is drawn between GE and GECS activities in order to permit meaningful analysis of each individual statement.

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by GE Financial Assurance and the specialty insurance businesses of GECS in support of obligations to annuitants and policyholders. GE investment securities were $1.3 billion at year-end 1999, an increase of $1.0 billion from 1998, reflecting increases in the fair value of debt and equity investments as well as additional investments. The increase of
$2.0 billion at GECS during 1999 was principally related to investment of premiums received and acquisitions, partially offset by decreases in the fair value of debt securities associated with rising interest rates. See analysis of the Statement of Changes in Share Owners' Equity on page 52 for further information. A breakdown of the investment securities portfolio is provided in note 9.

CURRENT RECEIVABLES for GE were $8.7 billion at the end of 1999, an increase of
$0.2 billion from year-end 1998, and included $5.8 billion due from customers at the end of 1999, which was $0.4 billion higher than the amount due at the end of
1998. As a measure of asset management, turnover of customer receivables from sales of goods and services was 9.4 in 1999, compared with 8.8 in 1998. Other current receivables are primarily amounts that did not originate from sales of
GE goods or services, such as advances to suppliers in connection with large contracts.

INVENTORIES for GE were $5.8 billion at December 31, 1999, up $0.5 billion from the end of 1998. GE inventory turnover was 8.3 in 1999, about the same as in
1998. Acquisitions of inventories in business combinations more than offset the positive effects of inventory management programs throughout the period.
Last-in, first-out (LIFO) revaluations decreased $84 million in 1999, compared with decreases of $87 million in 1998 and $119 million in 1997. Included in these changes were decreases of $4 million, $29 million and $59 million in 1999,
1998 and 1997, respectively, that resulted from lower LIFO inventory levels.
There were net cost decreases in each of the last three years.

         Inventories (at FIFO) and customer receivables from sales of goods or services are two key components of GE's working capital turnover measurement.
Working capital turnover was 11.5 in 1999, compared with 9.2 in 1998. Working capital also includes trade accounts payable and progress collections.

         GECS inventories were $1,209 million and $744 million at December 31,
1999 and 1998, respectively. The increase in 1999 primarily reflects the consolidation of the retail operations of Wards.

FINANCING RECEIVABLES of GECS were $137.6 billion at year-end 1999, net of allowance for doubtful accounts, up $16.1 billion over 1998. These receivables are discussed on page 48 and in notes 12 and 13.

OTHER RECEIVABLES of GECS were $30.7 billion and $26.0 billion at December 31,
1999 and 1998, respectively. Of the 1999 increase, $3.6 billion was attributable to acquisitions.

PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $41.0 billion at December 31, 1999, up $5.3 billion from 1998. GE property, plant and equipment consists of investments for its own productive use, whereas the largest element for GECS is in equipment provided to third parties on operating leases. Details by category of investment are presented in note 15.

         GE total expenditures for new plant and equipment during 1999 totaled
$2.0 billion, about the same as in 1998. Total expenditures for the past five years were $10.6 billion, of which 39% was investment for growth through new capacity and product development; 32% was investment in productivity through new equipment and process improvements; and 29% was investment for such other purposes as improvement of research and development facilities and safety and environmental protection.

ANNUAL REPORT PAGE 51

         GECS additions to equipment leased to others, including business acquisitions, were $13.4 billion during 1999 ($7.2 billion during 1998), primarily reflecting acquisitions of transportation equipment.

INTANGIBLE ASSETS were $26.0 billion at year-end 1999, up from $23.6 billion at year-end 1998. GE intangibles increased to $11.3 billion from $10.0 billion at the end of 1998, principally as a result of goodwill related to acquisitions, the largest of which was Marquette Medical Systems. The $1.1 billion increase in
GECS intangibles related to goodwill and other intangibles associated with acquired companies, the largest of which were Signature Group and the Australian consumer financial services business of AVCO.

ALL OTHER ASSETS totaled $65.0 billion at year-end 1999, an increase of $12.1 billion from the end of 1998. GE other assets increased $2.8 billion, principally reflecting an increase in the prepaid pension asset and higher costs associated with increased volume of long-term service agreements, as well as additional investments in associated companies. The increase in GECS other assets of $9.2 billion was principally attributable to increases in "separate accounts" (see note 17) and additional investments in associated companies, partially offset by decreases in assets acquired for resale, which reflected sales and securitizations in excess of originations.

CONSOLIDATED BORROWINGS aggregated $201.8 billion at December 31, 1999, compared with $175.0 billion at the end of 1998. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (the major public borrowing entity of GECS) differently because of their distinct business characteristics.
Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both
GE and GE Capital.

         GE has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in GE Capital's ratio of earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31,
1999 and 1998. Management believes the likelihood that GE will be required to contribute capital under either the commitments or the guarantees is remote.

         GE total borrowings were $3.0 billion at year-end 1999 ($2.3 billion short-term, $0.7 billion long-term), a decrease of $1.2 billion from year-end
1998. GE total debt at the end of 1999 equaled 6.4% of total capital, down from
9.5% at the end of 1998.

         GECS total borrowings were $200.0 billion at December 31, 1999, of which $129.2 billion is due in 2000 and $70.8 billion is due in subsequent years. Comparable amounts at the end of 1998 were $172.2 billion in total,
$113.2 billion due within one year and $59.0 billion due thereafter. A large portion of GECS borrowings ($96.6 billion and $87.0 billion at the end of 1999 and 1998, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 53 days and 5.82% at the end of 1999, compared with 45 days and 5.35% at the end of
1998.

                                 [CHART HERE]
GE WORKING CAPITAL TURNOVER
-----------------------------------------------------------------------------
                          1995        1996        1997
       1998      1999
-----------------------------------------------------------------------------
                          5.56        6.30        7.42
       9.22     11.52
-----------------------------------------------------------------------------

          The GE Capital ratio of debt to equity was 8.44 to 1 at the end of
1999 and 7.86 to 1 at the end of 1998.

         INTEREST RATE AND CURRENCY RISK MANAGEMENT is important in the normal operations of both GE and GECS. The following discussion presents an overview of such management.

         GE and GECS use various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, principally to manage their respective interest rate and currency risks. GE and
GECS are exclusively end users of these instruments, which are commonly referred to as derivatives; neither GE nor GECS engages in trading, market-making or other speculative activities in the derivatives markets. Management requires

ANNUAL REPORT PAGE 52

that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in notes 1, 19 and 30.

         The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

 *     One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 2000 net earnings of GECS based on year-end
       1999 positions by approximately $105 million; the pro forma effect for GE was approximately $13 million. Based on positions at year-end 1998, the pro forma effect on 1999 net earnings of such an increase in interest rates was estimated to be approximately $111 million for GECS and $17 million for GE.

*      As shown in the chart to the right, the geographic distribution of GE and
       GECS operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1999 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify GE and GECS assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would have an insignificant effect on the 2000 net earnings of GE and GECS based on year-end 1999 positions. Based on conditions at year-end 1998, the effect on 1999 net earnings of such a decrease in exchange rates was estimated to be a reduction in net earnings of $11 million for GE and insignificant for
       GECS.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $86.8 billion, $9.5 billion higher than in 1998. The increase was primarily attributable to increases in separate accounts, the addition of liabilities from acquired companies and growth in guaranteed investment contracts. For additional information on these liabilities, see note 20.

                                 [CHART HERE]

TOTAL ASSETS OF INTERNATIONAL OPERATIONS
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
EUROPE                $44.1072    $55.1956    $66.7401    $84.5179  $83.3580
PACIFIC BASIN           6.4424      8.1245      8.8814     18.4266   28.2140
AMERICAS                6.5591      7.2265      8.6168     11.2481   13.2920
OTHER                  12.2167     12.4287     13.3090     14.6307   16.3950
-----------------------------------------------------------------------------

STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

Share owners' equity increased $3,677 million to $42,557 million at year-end
1999. The increase was largely attributable to net earnings during the period of
$10,717 million, partially offset by dividends of $4,786 million.

         Investment securities had unrealized losses of $1,776 million during
1999, principally as a result of decreases in fair value attributable to increases in interest rates during 1999. A significant majority of the unrealized losses are associated with debt securities held by insurance businesses of GECS and are matched with insurance liabilities of similar

ANNUAL REPORT PAGE 53

duration. Accordingly, decreases in fair values of such investment securities are directionally offset by corresponding decreases in fair values of associated insurance liabilities. However, changes in the fair values of insurance liabilities are difficult to measure and are appropriately not recognized under generally accepted accounting principles.

         Currency translation adjustments reduced equity by $632 million in
1999. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on GE's net investment in non-U.S.
subsidiaries that have functional currencies other than the U.S. dollar. The decrease during 1999 largely reflected weakening in the European currencies, partially offset by strengthening in Asian currencies. Such adjustments affect earnings only when all or a portion of an affiliate is disposed of.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows separately.

GE CASH AND EQUIVALENTS aggregated $2.0 billion at the end of 1999, up from $1.2 billion at year-end 1998. During 1999, GE generated a record $11.8 billion in cash from operating activities, a 17% increase over 1998. The increase reflected improvements in earnings and working capital, principally cash from progress collections. The 1999 cash generation provided the necessary resources to repurchase $1.9 billion of GE common stock under the share repurchase program, to pay $4.6 billion in dividends to share owners, to invest $2.0 billion in new plant and equipment and to make $1.6 billion in acquisitions.

         Operating activities are the principal source of GE's cash flows. Over the past three years, operating activities have provided more than $31 billion of cash. The principal application of this cash was distributions of approximately $21 billion to share owners, both through payment of dividends
($11.9 billion) and through the share repurchase program ($9.0 billion)
described below. Other applications included investment in new plant and equipment ($6.3 billion) and acquisitions ($4.5 billion).

         Under the share repurchase program initiated in December 1994, GE has purchased more than $15 billion of GE stock -- over 300 million shares. In
December 1999, GE's Board of Directors increased the amount authorized from $17 billion to $22 billion. Funds used for the share repurchase are expected to be generated largely from operating cash flow.

         Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making selective investments for long-term growth. Expenditures for new plant and equipment are expected to be about $2.5 billion in 2000, principally for productivity and growth.

GECS CASH AND EQUIVALENTS aggregated $6.9 billion at the end of 1999, up from
$3.3 billion at year-end 1998 as management held short-term investments as additional liquidity over year-end 1999. One of the primary sources of cash for
GECS is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, GECS borrowings with maturities of 90 days or less have increased by $37.2 billion. New borrowings of $109.9 billion having maturities longer than 90 days were added during those years, while $80.7 billion of such longer-term borrowings were retired. GECS also generated $32.0 billion from operating activities.

         The principal use of cash by GECS has been investing in assets to grow its businesses. Of the $91.0 billion that GECS invested over the past three years, $21.3 billion was used for additions to financing receivables; $26.6 billion was used to invest in new equipment, principally for lease to others;
and $31.0 billion was used for acquisitions of new businesses, the largest of which were Japan Leasing and the credit card operations of JC Penney, both in
1999.

         With the financial flexibility that comes with excellent credit ratings, management believes that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

                                 [CHART HERE]
GE CUMULATIVE CASH FLOWS
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
CASH FLOWS FROM
   OPERATING
   ACTIVITIES         $12.1360    $21.2030    $30.5200    $40.5520  $52.3150
SHARES REPURCHASED      5.2310      8.2819     11.6930     15.6060   20.1930
DIVIDENDS PAID          4.1750      7.4410     10.9330     14.5700   16.4450
-----------------------------------------------------------------------------

ANNUAL REPORT PAGE 54

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarized on the following page are divided into three sections: upper portion -- consolidated data; middle portion -- GE data that reflect various conventional measurements for such enterprises; and lower portion -- GECS data that reflect key information pertinent to financial services businesses.

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $2,017 million in 1999, up
5% over 1998 and 1997. In 1999, expenditures from GE's own funds were $1,667 million, an increase of 8% over 1998, reflecting continuing research and development work related to new product, service and process technologies.
Product technology efforts in 1999 included continuing development work on the next generation of gas turbines, further advances in state-of-the-art diagnostic imaging technologies, and development of more fuel-efficient, cost-effective aircraft engine designs. Services technologies include advances in diagnostic applications, including remote diagnostic capabilities related to repair and maintenance of medical equipment, aircraft engines, power generation equipment and locomotives. Process technologies provided improved product quality and performance and increased capacity for manufacturing engineered materials.
Expenditures funded by customers (mainly the U.S. government) were $350 million in 1999, down $43 million from 1998.

                                 [CHART HERE]
YEAR END MARKET CAPITALIZATION
-----------------------------------------------------------------------------
(IN BILLIONS)             1995        1996        1997        1998
  1999
-----------------------------------------------------------------------------
                      $119.989    $162.604    $239.539    $333.672  $508.329
-----------------------------------------------------------------------------

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 1999 was $32.4 billion, an increase of 14% over 1998, reflecting strong double-digit growth at Power
Systems and Medical Systems. Of the total, $27.0 billion related to products, of which 63% was scheduled for delivery in 2000. Services orders are included in this reported backlog for only the succeeding 12 months and were $5.4 billion at the end of 1999. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to cancellation penalties. See Segment
Operations beginning on page 43 for further information.

REGARDING ENVIRONMENTAL MATTERS, GE's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

         In 1999, GE expended about $66 million for capital projects related to the environment. The comparable amount in 1998 was $81 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices -- such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators -- at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $65 million over the next two years.
This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

                                 [CHART HERE]
GE SHARE PRICE ACTIVITY
-----------------------------------------------------------------------------
(IN DOLLARS)              1995        1996        1997        1998
   1999
-----------------------------------------------------------------------------
HIGH                 $36  9/16    $53 1/16   $76  9/16  $103 15/16  $159 1/2
LOW                   24 15/16     34  3/4    47 15/16    69
  94 1/4
CLOSE                 36           49 7/16    73   3/8   102
    154 3/4
-----------------------------------------------------------------------------

         GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $114 million in 1999, compared with $127 million in 1998. It is presently expected that such remediation actions will require average annual expenditures in the range of $90 million to
$150 million over the next two years.

ANNUAL REPORT PAGE 55

SELECTED FINANCIAL DATA

                       ------------------------------------------------------------------
(Dollar amounts in millions; per-share amounts in dollars)             1999          1998
1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues
               $  111,630    $  100,469    $   90,840    $   79,179    $   70,028
   Net earnings
                10,717         9,296         8,203
7,280         6,573
   Dividends declared
            4,786         4,081         3,535         3,138
      2,838
   Earned on average share owners' equity                              26.8%
     25.7%         25.0%         24.0%         23.5%
   Per share
     Earnings -- diluted
      $     3.22    $     2.80    $     2.46    $     2.16    $
1.93
     Earnings -- basic
              3.27          2.84          2.50
2.20          1.95
     Dividends declared
             1.46          1.25          1.08
0.95         0.845

     Stock price range
           159 1/2-    103 15/16-      76 9/16-      53 1/16-      36 9/16-

                            94 1/4            69
   47 15/16        34 3/4      24 15/16

     Year-end closing stock price
  154 3/4           102        73 3/8       49 7/16            36
   Total assets
               405,200       355,935       304,012       272,402
  228,035
   Long-term borrowings
         71,427        59,663        46,603        49,246        51,027
   Shares outstanding -- average (in thousands)                   3,277,826     3,268,998     3,274,692
   3,307,394     3,367,624
   Share owner account -- average
549,000       534,000       509,000       486,000       460,000
===================================================================================================================================
GE DATA
   Short-term borrowings
    $    2,245    $    3,466    $    3,629    $    2,339    $    1,666
   Long-term borrowings
            722           681           729
1,710         2,277
   Minority interest
               823           816           569
     477           434
   Share owners' equity
         42,557        38,880        34,438        31,125        29,609

                       ------------------------------------------------------------------
     Total capital invested
    $   46,347    $   43,843    $   39,365    $   35,651    $   33,986

                       ==================================================================
   Return on average total capital invested                            25.8%
    23.9%         23.6%         22.2%         21.3%
   Borrowings as a percentage of total capital invested                 6.4%          9.5%
    11.1%         11.4%         11.6%
   Working capital (a)
      $    3,922    $    5,038    $    5,990    $    6,598    $    7,405
   Additions to property, plant and equipment                         2,036
2,047         2,191         2,389         1,831
   Employees at year end
     United States
              124,000       125,000       128,000       123,000
124,000
     Other countries
             86,000        82,000        81,000        65,000
   59,000

                       ------------------------------------------------------------------
     Total employees
            210,000       207,000       209,000       188,000       183,000
===================================================================================================================================
GECS DATA
   Revenues
               $   55,749    $   48,694    $   39,931    $   32,713    $
26,492
   Net earnings
                 4,443         3,796         3,256
  2,817         2,415
   Share owner's equity
         20,321        19,727        17,239        14,276        12,774
   Minority interest
             4,391         3,459         3,113         2,530
       2,522
   Borrowings from others
       200,025       172,200       141,263       125,621       111,598
   Ratio of debt to equity at GE Capital                              8.44:1
   7.86:1        7.45:1        7.84:1        7.59:1
   Total assets
            $  345,018    $  303,297    $  255,408    $  227,419    $  185,729
   Insurance premiums written
    13,624        11,865         9,396         8,185         6,158
   Employees at year end
     United States
               73,000        38,000        37,000        32,000
     26,000
     Other countries
             57,000        48,000        30,000        19,000
   13,000

                       ------------------------------------------------------------------
     Total employees
            130,000        86,000        67,000        51,000
   39,000
===================================================================================================================================
Transactions between GE and GECS have been eliminated from the consolidated information.

(a)    Working capital is defined as the sum of receivables from the sales of goods and services plus inventories less trade accounts payable and progress collections.

ANNUAL REPORT PAGE 56

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
     Corporation (GE Global Insurance), the parent of Employers Reinsurance
     Corporation. GE Capital, GE Global Insurance and their respective affiliates are consolidated in the GECS columns and constitute its business.

*    CONSOLIDATED. This represents the adding together of GE and GECS.

The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are not material.

         Certain prior-year amounts have been reclassified to conform to the
1999 presentation.

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

         Income from investment and insurance activities is discussed on page 57.

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

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS. The allowance for losses on small-balance receivables reflects management's best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experience. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled accounts.

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

ANNUAL REPORT PAGE 57

CASH AND EQUIVALENTS. Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

INVESTMENT SECURITIES. Investments in debt and marketable equity securities are reported at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in share owners' equity, net of applicable taxes and other adjustments. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

INTANGIBLE ASSETS. Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. When an intangible asset exceeds associated expected operating cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

INTEREST RATE AND CURRENCY RISK MANAGEMENT. As a matter of policy, neither GE nor GECS engages in derivatives trading, derivatives market-making or other speculative activities.

         GE and GECS use swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, GECS uses swaps to stabilize cash flows from mortgage-related assets.

         Designated interest rate and currency swaps that modify borrowings or certain assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. Both GE and GECS require all other swaps, as well as futures, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

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

PREMIUM INCOME. Insurance premiums are reported as earned income as follows:

*    For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), premiums are reported as earned income, generally on a pro rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, premium adjustments are recorded based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported reserves.

*    For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), premiums are reported as earned income when due.

*    For investment contracts and universal life contracts, premiums received are reported as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, revenues are recognized for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, revenues are recognized on the associated investments and amounts credited to policyholder accounts are charged to expense.

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms. For short-duration insurance contracts, acquisition costs consist primarily of commissions, brokerage expenses and premium taxes.

ANNUAL REPORT PAGE 58

For long-duration insurance contracts, these costs consist primarily of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses.

*    For short-duration insurance contracts, these costs are amortized pro rata over the contract periods in which the related premiums are earned.

*    For traditional long-duration insurance contracts, these costs are amortized over the respective contract periods in proportion to either anticipated premium income or, in the case of limited-payment contracts, estimated benefit payments.

*    For investment contracts and universal life contracts, these costs are amortized on the basis of anticipated gross profits.

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

2 GE OTHER INCOME

    ----------------------------------
(In millions)                                  1999
     1998          1997
--------------------------------------------------------------------------------

Residual licensing and
   royalty income
     RCA Licensing                            $  23
$   250        $  287
     Other
  44             51            54
Associated companies                             (1)
(32)           50
Marketable securities and
   bank deposits                                105
      114            78
Customer financing                               17
    19            26
Other investments
   Dividends                                     24
            8            62
   Interest
6              8             1
Other items                                     638
        266         1,749

    ----------------------------------

    $ 856        $   684        $2,307
================================================================================

         Effective January 1, 1999, GE transferred certain licenses and intellectual property pursuant to an agreement to sell the former RCA Consumer
Electronics business. Licensing income from these assets is shown under the caption "RCA Licensing" in the table above.

         Other income in 1999 includes $326 million from NBC Internet (NBCi), an amount that appears in two categories in the above table. "Other items" includes a gain of $388 million related to the contribution of certain of NBC's Internet assets to NBCi, a newly formed publicly traded Internet company, in exchange for a noncontrolling interest in NBCi. Assets contributed by NBC include its 100%
interest in three Internet properties: NBC.com, NBC-IN.com and VideoSeeker.com and a 10% interest in a fourth Internet property, CNBC.com. Also included in the
"associated companies" caption for 1999 is $62 million of operating losses related to NBCi and predecessor operations.

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

3 GECS REVENUES FROM SERVICES

    ----------------------------------
(In millions)                                  1999
     1998          1997
--------------------------------------------------------------------------------
Time sales, loan and
   other income                             $18,209
$14,682       $12,211
Operating lease rentals                       6,022          5,402
    4,819
Financing leases                              3,587
4,267         3,499
Investment income                             6,243
5,617         5,512
Premium and commission
   income of insurance
   businesses                                12,948
   11,352         9,268

    ----------------------------------

  $47,009        $41,320       $35,309
================================================================================

         For insurance businesses, the effects of reinsurance on premiums written and premium and commission income were as follows:

-------------------------------------
(In millions)                                 1999
    1998          1997
-------------------------------------------------------------------------------
PREMIUMS WRITTEN
Direct                                    $  7,382
   $  6,237       $ 5,206
Assumed                                      8,520
       7,470         5,501
Ceded                                       (2,278)
      (1,842)       (1,311)

-------------------------------------
                                          $
13,624       $ 11,865       $ 9,396

=====================================
PREMIUM AND COMMISSION
   INCOME
Direct                                    $  7,002
   $  6,063       $ 5,138
Assumed                                      8,460
       7,151         5,386
Ceded                                       (2,514)
      (1,862)       (1,256)

-------------------------------------
                                          $
12,948       $ 11,352       $ 9,268
===============================================================================

         Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $2,648 million, $1,594 million and $903 million for the years ended December 31, 1999, 1998 and 1997, respectively.

ANNUAL REPORT PAGE 59

4 SUPPLEMENTAL COST INFORMATION

Total expenditures for research and development were $2,017 million, $1,930 million and $1,891 million in 1999, 1998 and 1997, respectively. The
Company-funded portion aggregated $1,667 million in 1999, $1,537 million in 1998 and $1,480 million in 1997.

         Rental expense under operating leases is shown below.

-------------------------------------
(In millions)                                 1999
    1998          1997
-------------------------------------------------------------------------------
GE                                        $
 607       $    568       $   536
GECS                                         1,067
           889           734
===============================================================================

         At December 31, 1999, minimum rental commitments under noncancelable operating leases aggregated $2,431 million and $5,041 million for GE and GECS, respectively. Amounts payable over the next five years follow.

                                ------------------------------------------------
(In millions)                   2000       2001       2002       2003
      2004
--------------------------------------------------------------------------------
GE                              $458       $366
  $284       $226       $195
GECS                             834        663
   603        540        413
================================================================================

         GE's selling, general and administrative expense totaled $7,732 million in 1999, $7,177 million in 1998 and $7,476 million in 1997. Insignificant amounts of interest were capitalized by GE and GECS in 1999, 1998 and 1997.

5 PENSION BENEFITS

GE and its affiliates sponsor a number of pension plans. Principal pension plans are discussed below; other pension plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension
Plan.

         The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. At the end of 1999, the GE Pension Plan covered approximately 470,000 participants, including 124,000 employees, 153,000 former employees with vested rights to future benefits, and 193,000 retirees and beneficiaries receiving benefits.

         The GE Supplementary Pension Plan is a pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S.
employees.

         The effect on operations of principal pension plans is as follows:

-------------------------------------------------------------------------------
EFFECT ON OPERATIONS

      -------------------------------
(In millions)                                      1999
      1998        1997
-------------------------------------------------------------------------------

Expected return on plan assets                  $ 3,407     $ 3,024     $ 2,721
Service cost for benefits earned (a)               (693)       (625)       (596)
Interest cost on benefit obligation              (1,804)     (1,749)     (1,686)
Prior service cost                                 (151)
(153)       (145)
SFAS No. 87 transition gain                         154         154
     154
Net actuarial gain recognized                       467         365
   295
Special early retirement cost                      --          --
    (412)

      -------------------------------
Total pension plan income                       $ 1,380     $ 1,016     $   331
===============================================================================
(a) Net of participant contributions.
-------------------------------------------------------------------------------

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as GE may determine to be appropriate. GE has not made contributions since 1987 because the fully funded status of the GE Pension
Plan precludes current tax deduction and because any GE contribution would require payment of excise taxes.

         Changes in the projected benefit obligation for principal pension plans follow.

-------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
Balance at January 1                                   $ 27,572
     $ 25,874
Service cost for benefits earned (a)                        693             625
Interest cost on benefit obligation                       1,804           1,749
Participant contributions                                   122
          112
Actuarial (gain)/loss (b)                                (2,790)
    1,050
Benefits paid
    (1,879)         (1,838)

             ------------------------
Balance at December 31                                 $ 25,522
   $ 27,572
===============================================================================
(a) Net of participant contributions.
(b) Principally associated with discount rate changes.
-------------------------------------------------------------------------------
         Changes in the fair value of assets for principal pension plans follow.

-------------------------------------------------------------------------------
FAIR VALUE OF ASSETS

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
Balance at January 1                                   $ 43,447
     $ 38,742
Actual return on plan assets                              8,472
   6,363
Employer contributions
81              68
Participant contributions                                   122
          112
Benefits paid
    (1,879)         (1,838)

             ------------------------
Balance at December 31                                 $ 50,243
   $ 43,447
===============================================================================

         Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented 9.8% and 7.5% of trust assets at year-end 1999 and 1998, respectively.

ANNUAL REPORT PAGE 60

         GE recorded assets and liabilities for principal pension plans as follows:

-------------------------------------------------------------------------------
PREPAID PENSION ASSET
-------------------------------------------------------------------------------
December 31 (In millions)                                  1999
        1998

             ------------------------
Fair value of plan assets                              $ 50,243        $
43,447
Add (deduct) unrecognized balances
Prior service cost
   699             850
SFAS No. 87 transition gain                                (154)
     (308)
Net actuarial gain                                      (16,850)
        (9,462)
Projected benefit obligation                            (25,522)        (27,572)
Pension liability
    981             797

             ------------------------
Prepaid pension asset                                  $  9,397
     $  7,752
===============================================================================

Actuarial assumptions used to determine costs and benefit obligations for principal pension plans follow.

-------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS

      -------------------------------
December 31                                        1999
       1998        1997
-------------------------------------------------------------------------------
Discount rate                                      7.75%
     6.75%        7.0%
Compensation increases                              5.0
5.0         4.5
Return on assets for the year                       9.5         9.5
   9.5
-------------------------------------------------------------------------------
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
Benefit provisions are subject to collective bargaining. At the end of 1999, these plans covered approximately 250,000 retirees and dependents.

         The effect on operations of principal retiree benefit plans is shown in the following table.

-------------------------------------------------------------------------------
EFFECT ON OPERATIONS

      -------------------------------
(In millions)                                      1999
      1998        1997
-------------------------------------------------------------------------------
RETIREE HEALTH PLANS
Service cost for benefits earned                $    88     $    79     $    90
Interest cost on benefit obligation                 206         205         183
Prior service cost                                   14
     14          (3)
Net actuarial loss recognized                        38          28
      16
Special early retirement cost                      --          --
     152

      -------------------------------
Retiree health plan cost                            346         326
       438

      -------------------------------
RETIREE LIFE PLANS
Expected return on plan assets                     (165)       (149)       (137)
Service cost for benefits earned                     19          17
   17
Interest cost on benefit obligation                 117         114         116
Prior service cost                                   (6)
    (6)         (8)
Net actuarial loss recognized                         7          11
      16
Special early retirement cost                      --          --
      13

      -------------------------------
Retiree life plan cost (income)                     (28)        (13)         17

      -------------------------------
Total cost                                      $   318
    $   313     $   455
===============================================================================

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. GE funds retiree life insurance benefits at its discretion.

         Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

-------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
BENEFIT OBLIGATION                          Health plans          Life plans
                                       ------------------
   ------------------
December 31 (In millions)                1999      1998        1999        1998
                                       -----------
-----------------------------
Balance at January 1                    $3,220    $3,098    $ 1,787     $ 1,677
Service cost for
benefits earned                            88        79
     19          17
Interest cost on
benefit obligation                        206       205
117         114
Participant
contributions                              24        24
     --          --
Actuarial (gain)/loss                     103       177        (165)
      91
Benefits paid                            (392)     (363)
(107)       (112)
Other                                      26
  --          --          --
                                       -----------
-----------------------------
Balance at
   December 31                          $3,275    $3,220    $ 1,651
 $ 1,787
===============================================================================

         Changes in the fair value of assets for retiree benefit plans follow.

-------------------------------------------------------------------------------
FAIR VALUE OF ASSETS                     Health plans          Life plans
                                       ----------------
    -------------------
December 31 (In millions)                1999      1998        1999        1998
-------------------------------------------------------------------------------
Balance at January 1                      $--       $--     $ 2,121     $ 1,917
Actual return on plan
   assets                                  --
  --         355         316
Employer
   contributions                          368       339
  --          --
Participant
   contributions                           24        24
    --          --
Benefits paid                            (392)     (363)
(107)       (112)
                                       -----------
-----------------------------
Balance at
   December 31                            $--       $--
$ 2,369     $ 2,121
-------------------------------------------------------------------------------

ANNUAL REPORT PAGE 61

         Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented 6.2% and 4.5% of trust assets at year-end 1999 and 1998, respectively.

         GE recorded assets and liabilities for retiree benefit plans as follows:

-------------------------------------------------------------------------------
RETIREE BENEFIT LIABILITY/ASSET           Health plans            Life plans
                                       -----------------
   -------------------
December 31 (In millions)                 1999      1998       1999        1998
-------------------------------------------------------------------------------
Accumulated
   postretirement
   benefit obligation                   $3,275    $3,220    $ 1,651     $ 1,787
Add (deduct)
   unrecognized
   balances
Prior service cost                        (143)     (157)        43
       49
Net actuarial
   gain/(loss)                            (637)     (572)
  576         214
Fair value of
   plan assets                           --        --
    (2,369)     (2,121)
                                       -----------
-----------------------------
Retiree benefit
   liability/(asset)                    $2,495    $2,491    $   (99)    $   (71)
===============================================================================

ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal retiree benefit plans are shown below.

-------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS

      -------------------------------
December 31                                        1999
       1998        1997
-------------------------------------------------------------------------------
Discount rate                                      7.75%
     6.75%        7.0%
Compensation increases                              5.0
5.0         4.5
Health care cost trend (a)                          9.0         7.8
     7.8
Return on assets for the year                       9.5         9.5
   9.5
-------------------------------------------------------------------------------
(a) For 1999, gradually declining to 5% after 2004.
-------------------------------------------------------------------------------
         Increasing or decreasing the health care cost trend rates by one percentage point would have had an insignificant effect on the December 31,
1999, accumulated postretirement benefit obligation and the annual cost of retiree health plans.

         Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

7 PROVISION FOR INCOME TAXES

      -------------------------------
(In millions)                                      1999
      1998        1997
-------------------------------------------------------------------------------
GE
Estimated amounts payable                       $ 2,555     $ 2,227     $ 2,332
Deferred tax expense (benefit)
   from temporary differences                       652         590
    (522)

      -------------------------------

        3,207       2,817       1,810

      -------------------------------
GECS
Estimated amounts payable                           806         815
      368
Deferred tax expense from
   temporary differences                            847
549         798

      -------------------------------

        1,653       1,364       1,166

      -------------------------------
Consolidated
Estimated amounts payable                         3,361       3,042
2,700
Deferred tax expense from
   temporary differences                          1,499       1,139
     276

      -------------------------------

      $ 4,860     $ 4,181     $ 2,976
===============================================================================
   GE includes GECS in filing a consolidated U.S. federal income tax return. The
GECS provision for estimated taxes payable includes its effect on the consolidated return.

         Estimated consolidated amounts payable includes amounts applicable to
U.S. federal income taxes of $1,632 million, $1,459 million and $1,176 million in 1999, 1998 and 1997, respectively, and amounts applicable to non-U.S.
jurisdictions of $1,399 million, $1,335 million and $1,298 million in 1999, 1998 and 1997, respectively. Deferred tax expense related to U.S. federal income taxes was $1,475 million, $971 million and $354 million in 1999, 1998 and 1997,
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

         Consolidated U.S. income before taxes was $11.3 billion in 1999, $9.7 billion in 1998 and $8.2 billion in 1997. The corresponding amounts for
non-U.S.-based operations were $4.3 billion in 1999, $3.8 billion in 1998 and
$3.0 billion in 1997.

          A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided on the following page.

ANNUAL REPORT PAGE 62

---------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL               Consolidated
   GE                         GECS
STATUTORY TAX RATE TO ACTUAL RATE      ------------------------      ------------------------      ------------------------

                                       1999
   1998      1997      1999      1998      1997      1999      1998
  1997
---------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income
  tax rate                             35.0%     35.0%     35.0%
    35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
Increase (reduction) in rate
   resulting from:
Inclusion of after-tax earnings
of GECS in before-tax
earnings of GE                         --        --
--       (11.2)    (11.0)    (11.4)     --        --        --
Lockheed Martin exchange (note 2)      --        --        (4.8)     --        --
    (5.4)     --        --        --
Amortization of goodwill                1.1       1.1       1.1       0.8
    0.7       0.8       1.0       1.0       1.1
Tax-exempt income                      (1.7)     (1.8)     (1.9)     --
     --        --        (4.4)     (4.7)     (4.9)
Tax on international activities
(including Foreign Sales
Corporation benefits)                  (4.2)     (3.0)     (2.7)     (2.6)     (2.7)
    (2.1)     (4.8)     (1.3)     (2.2)
All other -- net                        1.0      (0.3)     (0.1)
1.0       1.3       1.2       0.3      (3.6)     (2.6)
                                       -----------
-------------------------------------------------------------------------
                                       (3.8)
  (4.0)     (8.4)    (12.0)    (11.7)    (16.9)     (7.9)     (8.6)     (8.6)
                                       -----------
-------------------------------------------------------------------------
Actual income tax rate                 31.2%     31.0%     26.6%     23.0%     23.3%
   18.1%     27.1%     26.4%     26.4%
===========================================================================================================================

8 EARNINGS PER SHARE INFORMATION

                        -----------------     ------------------     -----------------

                               1999
       1998                   1997

                        -----------------     ------------------     -----------------
(In millions; per-share amounts in dollars)                       Diluted     Basic     Diluted
     Basic     Diluted     Basic
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners                     $10,717    $10,717     $9,296
$9,296      $8,203    $8,203
Dividend equivalents -- net of tax
 8        --          13         --          10
--

                        -----------------     ------------------     -----------------
Net earnings available for per-share calculation                  $10,725    $10,717     $9,309     $9,296
     $8,213    $8,203

                        -----------------     ------------------     -----------------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding                               3,278
3,278       3,269      3,269       3,275     3,275
Employee compensation-related shares,
   including stock options
         54        --          61         --
  70        --

                        -----------------     ------------------     -----------------
Total average equivalent shares
3,332     3,278       3,330      3,269       3,345     3,275

                        -----------------     ------------------     -----------------
Net earnings per share
     $  3.22    $ 3.27      $ 2.80     $ 2.84      $ 2.46    $ 2.50
================================================================================================================================

ANNUAL REPORT PAGE 63

9 INVESTMENT SECURITIES
                                ------------------------------------------------

      Gross         Gross
                                Amortized  unrealized    unrealized
  Estimated
(In millions)                        cost      gains         losses
  fair value
--------------------------------------------------------------------------------
DECEMBER 31, 1999
GE SECURITIES
Equity                            $   149     $   547
  $     (1)     $   695
Debt -- U.S. corporate                430         148          --
       578
                                ------------------------------------------------
                                      579
    695            (1)       1,273
                                ------------------------------------------------
GECS SECURITIES
Debt
   U.S. corporate                  31,512         175        (1,759)
   29,928
   State and municipal             12,558         141          (452)
12,247
   Mortgage-backed                 12,799         173          (376)
    12,596
   Corporate -- non-U.S             9,923         228          (248)
  9,903
   Government
    -- non-U.S                      4,675         114
    (77)       4,712
   U.S. government and
     federal agency                 2,481           5
  (171)       2,315
Equity                              6,420       2,641
      (277)       8,784
                                ------------------------------------------------
                                   80,368
3,477        (3,360)      80,485
                                ------------------------------------------------

CONSOLIDATED TOTALS               $80,947      $4,172      $ (3,361)     $81,758
================================================================================
DECEMBER 31, 1998
GE SECURITIES
Equity                            $   233     $    26
   $   --        $   259
                                ------------------------------------------------
GECS SECURITIES
Debt
   U.S. corporate                  27,888       1,293          (325)
   28,856
   State and municipal             12,483         727            (8)
   13,202
   Mortgage-backed                 11,641         413          (109)
    11,945
   Corporate -- non-U.S             8,692         409           (90)
   9,011
   Government
    -- non-U.S                      5,415         258
     (9)       5,664
   U.S. government and
     federal agency                 2,706         207
  (7)       2,906
Equity                              5,651       1,415
      (192)       6,874
                                ------------------------------------------------
                                   74,476
4,722          (740)      78,458
                                ------------------------------------------------
CONSOLIDATED TOTALS               $74,709      $4,748      $   (740)     $78,717
================================================================================
The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONTRACTUAL MATURITIES OF DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)

           ---------------------------

            Amortized       Estimated
(In millions)
      cost      fair value
--------------------------------------------------------------------------------
Due in
  2000
         $  5,237        $  5,309
   2001-2004
      13,348          13,310
   2005-2009
      14,478          13,953
   2010 and later
  28,086          26,533
================================================================================
It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
--------------------------------------------------------------------------------

         Proceeds from sales of investment securities by GE and GECS in 1999 were $18,521 million ($16,707 million in 1998 and $14,728 million in 1997).
Gross realized gains were $1,430 million in 1999 ($1,126 million in 1998 and
$1,018 million in 1997). Gross realized losses were $484 million in 1999 ($308 million in 1998 and $173 million in 1997).

10 GE CURRENT RECEIVABLES

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
Aircraft Engines                                       $
1,541        $  1,722
Appliances
         285             299
Industrial Products and Systems                           1,163
1,274
NBC
               329             261
Plastics
           953           1,070
Power Systems
     3,350           2,620
Technical Products and Services                           1,036
   904
All Other
           44             141
Corporate
          362             495

           --------------------------

                9,063           8,786
Less allowance for losses                                  (320)
       (303)

           --------------------------

             $  8,743        $  8,483
-------------------------------------------------------------------------------

         Receivables balances at December 31, 1999 and 1998, before allowance for losses, included $5,832 million and $5,447 million, respectively, from sales of goods and services to customers, and $296 million and $350 million, respectively, from transactions with associated companies.

         Current receivables of $203 million at year-end 1999 and $305 million at year-end 1998 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is
GE's largest single customer. About 4% of GE's sales of goods and services were to the U.S. government in 1999, 1998 and 1997.

11 INVENTORIES

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
GE
Raw materials and work in process                      $  3,438        $  3,154
Finished goods
    3,054           2,967
Unbilled shipments
   233             195

           --------------------------

                6,725           6,316
Less revaluation to LIFO                                   (927)
      (1,011)

           --------------------------

                5,798           5,305

           --------------------------
GECS
Finished goods (a)
1,209             744

           --------------------------

             $  7,007        $  6,049
===============================================================================
(a) Including $773 million of Wards' retail inventory at year-end 1999.
-------------------------------------------------------------------------------

         LIFO revaluations decreased $84 million in 1999, compared with decreases of $87 million in 1998 and $119 million in 1997. Included in these changes were decreases of $4 million, $29 million and $59 million in 1999, 1998 and 1997, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years. As of December 31,
1999, GE is obligated to acquire certain raw materials at market prices through the year 2008 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

ANNUAL REPORT PAGE 64

12 GECS FINANCING RECEIVABLES (INVESTMENTS IN
   TIME SALES, LOANS AND FINANCING LEASES)

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
TIME SALES AND LOANS
Consumer services                                      $ 48,435
       $ 42,573
Specialized financing                                    24,999
       16,693
Mid-market financing                                     19,186
        17,065
Equipment management
977             849
Specialty insurance
   28             103

           --------------------------
  Time sales and loans                                   93,625
       77,283

           --------------------------
INVESTMENT IN FINANCING LEASES
Direct financing leases                                  43,738
      43,730
Leveraged leases
  4,045           3,841

           --------------------------
  Investment in financing leases                         47,783          47,571

           --------------------------

              141,408         124,854
Less allowance for losses                                (3,779)
   (3,288)

           --------------------------

             $137,629        $121,566
===============================================================================

         Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1999 and 1998, financing receivables included $15,782 million and $14,452 million, respectively, for commercial real estate loans and leases. Note 17 contains information on airline loans and leases.

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

----------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT IN FINANCING LEASES

                       Total financing        Direct financing

                           leases
   leases             Leveraged leases

                    --------------------    --------------------    --------------------
December 31 (In millions)
   1999        1998        1999        1998        1999        1998
----------------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                       $ 68,158    $ 66,528    $ 47,069    $
47,451    $ 21,089    $ 19,077
Less principal and interest on third-party nonrecourse debt    (17,184)    (15,176)       --          --
(17,184)    (15,176)

                    --------------------    --------------------    --------------------
   Net rentals receivable
   50,974      51,352      47,069      47,451       3,905       3,901
Estimated unguaranteed residual value of leased assets           7,157       6,826       4,945       5,011
      2,212       1,815
Less deferred income
    (10,348)    (10,607)     (8,276)     (8,732)     (2,072)     (1,875)

                    --------------------    --------------------    --------------------
INVESTMENT IN FINANCING LEASES (as shown above)                 47,783      47,571      43,738
43,730       4,045       3,841
Less amounts to arrive at net investment
   Allowance for losses
      (581)       (619)       (509)       (519)        (72)       (100)
   Deferred taxes
         (8,593)     (8,593)     (5,087)     (5,147)     (3,506)     (3,446)

                    --------------------    --------------------    --------------------
NET INVESTMENT IN FINANCING LEASES                            $ 38,609    $ 38,359    $
38,142    $ 38,064    $    467    $    295
==================================================================================================================================

ANNUAL REPORT PAGE 65

-------------------------------------------------------------------------------
CONTRACTUAL MATURITIES

     --------------------------------

     Total time sales     Net rentals
(In millions)                                     and loans (a)
receivable (a)
-------------------------------------------------------------------------------
Due in
   2000
         $ 25,878        $ 14,901
   2001
           18,489          11,625
   2002
           17,649           7,567
   2003
            7,466           4,613
   2004
            5,972           2,906
   2005 and later
  18,171           9,362

     --------------------------------
Total
         $ 93,625        $ 50,974
-------------------------------------------------------------------------------
(a)  Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.
-------------------------------------------------------------------------------

         Nonearning consumer receivables were $930 million and $1,250 million at
December 31, 1999 and 1998, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $932 million and $354 million at year-end
1999 and 1998, respectively.

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

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
Loans requiring allowance for losses                   $    631        $    346
Loans expected to be fully recoverable                      219             158

           --------------------------

             $    850        $    504

           ==========================
Allowance for losses                                   $    179
       $    109
Average investment during year                              610
     512
Interest income earned while impaired (a)                    27              39
===============================================================================
(a) Principally on the cash basis.
-------------------------------------------------------------------------------

13 GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

      -------------------------------
(In millions)                                      1999
      1998        1997
-------------------------------------------------------------------------------
Balance at January 1                            $ 3,288     $ 2,802     $ 2,693
Provisions charged to operations                  1,678       1,609       1,421
Net transfers primarily related to
   acquisitions and sales                           270         388
        127
Amounts written off -- net                       (1,457)     (1,511)     (1,439)

      -------------------------------
Balance at December 31                          $ 3,779     $ 3,288     $ 2,802
===============================================================================

14 OTHER GECS RECEIVABLES

At year-end 1999 and 1998, this account included reinsurance recoverables of
$8,138 million and $6,124 million and insurance-related receivables of $7,417 million and $7,109 million, respectively. Premium receivables, policy loans and funds on deposit with reinsurers are included in insurance-related receivables.
Also in "Other GECS receivables" are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.

15 PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                               $    526
     $    483
   Buildings, structures and related
     equipment
       6,674           6,579
   Machinery and equipment                               20,849
     19,491
   Leasehold costs and manufacturing
     plant under construction                             2,150
      1,757

           --------------------------

               30,199          28,310

           --------------------------
   GECS
   Buildings and equipment                                7,163
       4,828
   Equipment leased to others
     Vehicles
       10,942           9,825
     Aircraft
       10,591           9,321
     Railroad rolling stock                               3,323
        2,804
     Marine shipping containers                           2,309
    2,565
     Other
           3,832           3,447

           --------------------------

               38,160          32,790

           --------------------------

             $ 68,359        $ 61,100

           ==========================
ACCUMULATED DEPRECIATION
   AND AMORTIZATION
   GE
          $ 17,818        $ 16,616
   GECS
     Buildings and equipment                              2,127
       1,733
     Equipment leased to others                           7,392
    7,021

           --------------------------

             $ 27,337        $ 25,370
===============================================================================

         Amortization of GECS equipment leased to others was $2,673 million,
$2,185 million and $2,102 million in 1999, 1998 and 1997, respectively.
Noncancelable future rentals due from customers for equipment on operating leases at year-end 1999 totaled $16,058 million and are due as follows: $4,177 million in 2000; $3,177 million in 2001; $2,332 million in 2002; $1,624 million in 2003; $1,086 million in 2004; and $3,662 million thereafter.

ANNUAL REPORT PAGE 66

16 INTANGIBLE ASSETS

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
GE
Goodwill
      $ 10,805        $  9,203
Other intangibles
    457             793

           --------------------------

               11,262           9,996

           --------------------------
GECS
Goodwill
        12,301          11,469
Present value of future profits (PVFP)                    1,812           1,618
Other intangibles
    635             552

           --------------------------

               14,748          13,639

           --------------------------

             $ 26,010        $ 23,635
===============================================================================

         GE intangible assets are shown net of accumulated amortization of
$2,891 million in 1999 and $2,923 million in 1998. GECS intangible assets are net of accumulated amortization of $4,233 million in 1999 and $3,396 million in
1998.

         PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 15% to 7% of the year-end 1999 unamortized balance for each of the next five years.

17 ALL OTHER ASSETS

           --------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
GE
Investments
   Associated companies (a)                            $  2,678
$  2,336
   Other
             741             474

           --------------------------

                3,419           2,810
Prepaid pension asset                                     9,397
         7,752
Long-term receivables, including notes                    2,024           2,379
Prepaid broadcasting rights                               1,078
      929
Other
            4,887           4,161

           --------------------------

               20,805          18,031

           --------------------------
GECS
Investments
   Assets acquired for resale                             3,406
    6,167
   Associated companies (a)                              11,298
     7,670
   Real estate ventures                                   4,397
         3,131
   Other
           4,424           3,473

           --------------------------

               23,525          20,441
Separate accounts
10,335           6,563
Servicing assets (b)                                      1,707
          1,625
Deferred insurance acquisition costs                      4,682           3,326
Other
            4,445           3,584

           --------------------------

               44,694          35,539

           --------------------------
ELIMINATIONS
       (518)           (662)

           --------------------------

             $ 64,981        $ 52,908
===============================================================================
(a)  Includes advances.

(b)  Associated primarily with serviced residential mortgage loans amounting to
     $86 billion and $91 billion at December 31, 1999 and 1998, respectively.
-------------------------------------------------------------------------------

         In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees)
amounting to $1,453 million at year-end 1999 and $1,473 million at year-end
1998; and it had entered into commitments totaling $1,843 million and $1,519 million at year-end 1999 and 1998, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 1999. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 1999 and 1998, the balance of such GECS loans, leases and equipment leased to others was $11,772 million and $10,170 million, respectively. In addition, at December 31, 1999,
GECS had issued financial guarantees and funding commitments of $59 million ($74 million at year-end 1998) and had placed multi-year orders for various Boeing and Airbus aircraft with list prices of approximately $9.9 billion ($9.4 billion at year-end 1998).

         At year-end 1999, the National Broadcasting Company had $8,843 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games, and commitments under long-term television station affiliation agreements that require payments through the year 2010.

         In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guarantees totaling $3,794 million at year-end 1999 and $3,740 million at year-end 1998.

         Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note
20.

18 GE ALL OTHER CURRENT COSTS AND EXPENSES ACCRUED

At year-end 1999 and 1998, this account included taxes accrued of $3,940 million and $3,415 million and compensation and benefit accruals of $1,648 million and
$1,487 million, respectively. Also included are amounts for product warranties, estimated costs on shipments billed to customers and a variety of sundry items.

ANNUAL REPORT PAGE 67

19 BORROWINGS

SHORT-TERM BORROWINGS

1999                     1998
                                ----------------------   ----------------------

     Average                  Average
December 31 (In millions)         Amount      rate (a)     Amount      rate (a)
-------------------------------------------------------------------------------
GE
Commercial paper
   U.S                              $521
6.54%    $2,339          5.29%
   Non-U.S.                          396          5.02
     --            --
Payable to banks,
   principally non-U.S.              629         10.18        465
   11.15
Current portion of
   long-term debt                    123          7.27
50          5.08
Other                                576
            612
                                -----------------------------------------------
                                   2,245
             3,466
                                -----------------------------------------------
GECS
Commercial paper
   U.S.                           84,702          6.07
   83,044          5.38
   Non-U.S.                       11,909          4.19
3,953          4.80
Current portion of
   long-term debt                 22,902          5.59     14,645
    5.66
Other                              9,746
        11,520
                                -----------------------------------------------
                                 129,259
         113,162
                                ----------------------   ----------------------
ELIMINATIONS                      (1,158)                  (1,250)
                                -----------------------------------------------
                                $130,346
       $115,378
===============================================================================

-------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                                ------------------------------------------------
                                    1999
                                 Average
December 31 (In millions)       rate (a)    Maturities       1999          1998
-------------------------------------------------------------------------------
GE
Industrial development/
   pollution control bonds          3.65%    2003-2027    $   328      $    327
Payable to banks,
   principally non-U.S.            11.11     2001-2006        156           230
Other (b)
            238           124

               ----------------------

                    722           681

               ----------------------
GECS
Senior notes                        5.50     2001-2055     69,770
  58,042
Subordinated notes (c)              7.88     2006-2035        996           996

               ----------------------

                 70,766        59,038

               ----------------------
ELIMINATIONS
          (61)          (56)

               ----------------------

                $71,427       $59,663
===============================================================================
(a)  Based on year-end balances and local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)  A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.

(c)  Guaranteed by GE.
-------------------------------------------------------------------------------

         Borrowings of GE and GECS are addressed below from two perspectives --
liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 30.

LIQUIDITY requirements of GE and GECS are principally met through the credit markets. Maturities of long-term borrowings (including the current portion)
during the next five years follow.

                          ------------------------------------------------------
(In millions)                2000        2001        2002        2003
      2004
--------------------------------------------------------------------------------
GE                        $   123     $    73     $
33     $    17     $  132
GECS                       22,902      15,948      12,763
10,153      7,922
--------------------------------------------------------------------------------

         Committed credit lines of $4.2 billion had been extended to GE by 24 banks at year-end 1999. Substantially all of GE's credit lines are available to
GECS and its affiliates in addition to their own credit lines.

         At year-end 1999, GECS and its affiliates held committed lines of credit aggregating $32.5 billion, including $12.0 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. Amounts drawn by GECS under these lines at December 31,
1999, were not significant. A total of $7.7 billion of GE Capital credit lines is available for use by GE. Both GE and GECS compensate certain banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

-------------------------------------------------------------------------------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)

             ------------------------
December 31 (In millions)                                  1999
        1998
Short-term
    $ 74,347        $ 72,143

             ========================
Long-term (including current portion)
   Fixed rate (a)                                      $
90,361        $ 74,226
   Floating rate
   35,317          25,831

             ------------------------
Total long-term
$125,678        $100,057
===============================================================================
(a)  Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.
-------------------------------------------------------------------------------

         At December 31, 1999, swap maturities ranged from 2000 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic"
fixed-rate borrowings) were 5.63% (6.03% at year-end 1998).

ANNUAL REPORT PAGE 68

20 GECS INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
Investment contracts and universal
   life benefits
$ 30,448        $ 29,266
Life insurance benefits and other (a)                    18,460          16,104
Unpaid claims and claims adjustment
   expenses (b)
    21,473          19,611
Unearned premiums
  6,060           5,715
Separate accounts (see note 17)                          10,335           6,563

             ------------------------

             $ 86,776        $ 77,259
-------------------------------------------------------------------------------
(a)  Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1999 and 1998.

(b)  Principally property and casualty reserves; includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.
-------------------------------------------------------------------------------

         When GECS cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

         The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental and asbestos exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims
(including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims principally due to significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

         A summary of activity affecting unpaid claims and claims adjustment expenses follows.

      -------------------------------
(In millions)                                      1999
      1998        1997
-------------------------------------------------------------------------------
Balance at January 1 -- gross                   $19,611     $14,654     $13,184
Less reinsurance recoverables                    (3,483)     (2,246)     (1,822)

      -------------------------------
Balance at January 1 -- net                      16,128      12,408      11,362
Claims and expenses incurred
   Current year                                   6,917
    6,330       4,494
   Prior years                                      248
       (162)        146
Claims and expenses paid
   Current year                                  (2,508)
(2,400)     (1,780)
   Prior years                                   (5,162)
  (3,692)     (2,816)
Claim reserves related to
   acquired companies                               929
3,476       1,360
Other
       89         168        (358)

      -------------------------------
Balance at December 31 -- net                    16,641      16,128      12,408
Add reinsurance recoverables                      4,832       3,483       2,246

      -------------------------------
Balance at December 31 -- gross                 $21,473     $19,611     $14,654
===============================================================================

         Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

         Financial guarantees and credit life risk of insurance affiliates are summarized below.

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
Guarantees, principally on municipal
   bonds and structured finance issues                 $177,840        $171,020
Mortgage insurance risk in force                         59,798          43,941
Credit life insurance risk in force                      26,427          31,018
Less reinsurance
(37,992)        (37,205)

             ------------------------

             $226,073        $208,774
===============================================================================

21 GE ALL OTHER LIABILITIES

This account includes noncurrent compensation and benefit accruals at year-end
1999 and 1998 of $5,839 million and $5,594 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, product warranties and a variety of sundry items.

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

22 DEFERRED INCOME TAXES

Aggregate deferred tax amounts are summarized below.

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
ASSETS
GE
           $  5,808        $  5,309
GECS
            5,528           5,305

             ------------------------

               11,336          10,614

             ------------------------
LIABILITIES
GE
              6,091           5,059
GECS
           14,483          14,895

             ------------------------

               20,574          19,954

             ------------------------
NET DEFERRED TAX LIABILITY                             $  9,238
$  9,340
===============================================================================

ANNUAL REPORT PAGE 69

         Principal components of the net deferred tax balances for GE and GECS are as follows:

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
GE
Provisions for expenses (a)                            $ (4,203)       $ (3,809)
Retiree insurance plans                                    (839)
         (847)
Prepaid pension asset                                     3,289
         2,713
Depreciation
        922             935
Other -- net
      1,114             758

             ------------------------

                  283            (250)

             ------------------------
GECS
Financing leases
  8,593           8,593
Operating leases
  2,840           2,419
Net unrealized gains
   on securities
       73           1,369
Allowance for losses                                     (1,379)
       (1,386)
Insurance reserves
(1,052)         (1,022)
AMT credit carryforwards                                 (1,185)
      (903)
Other -- net
      1,065             520

             ------------------------

                8,955           9,590

             ------------------------
NET DEFERRED TAX LIABILITY                             $  9,238
$  9,340
===============================================================================
(a)  Represents the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax deficiencies, product warranties and other provisions for sundry losses and expenses that are not currently deductible.
-------------------------------------------------------------------------------

23 GECS MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

             ------------------------
December 31 (In millions)                                  1999
        1998
-------------------------------------------------------------------------------
GE Capital
    $  2,600        $  2,300
GE Capital affiliates                                     1,421
           860
--------------------------------------------------------------------------------

         Dividend rates in local currency on the preferred stock ranged from
0.6% to 6.1% during 1999 and from 3.9% to 5.2% during 1998.

24 RESTRICTED NET ASSETS OF GECS AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors.
At year-end 1999, net assets of regulated GECS affiliates amounted to $31.0 billion, of which $25.9 billion was restricted.

         At December 31, 1999 and 1998, the aggregate statutory capital and surplus of the insurance businesses totaled $14.5 billion and $14.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

25 SHARE OWNERS' EQUITY

      -------------------------------
(In millions)                                      1999
      1998        1997
-------------------------------------------------------------------------------
COMMON STOCK ISSUED                             $   594     $   594
    $   594
ACCUMULATED NONOWNER
   CHANGES OTHER THAN EARNINGS
Balance at January 1                            $ 1,664     $ 1,340     $
  615
Unrealized gains (losses) on
   investment securities  --  net
   of deferred taxes of $(614),
   $430 and $860                                 (1,132)
   795       1,467
Currency translation
   adjustments -- net of deferred
   taxes of $(100), $(13) and $(58)                (632)         60        (742)
Reclassification adjustments
   -- net of deferred taxes of $(349)
   and $(291)
(644)       (531)       --

      -------------------------------
Balance at December 31                          $  (744)    $ 1,664     $ 1,340

      ===============================
OTHER CAPITAL
Balance at January 1                            $ 6,808     $ 4,434     $ 2,554
Gains on treasury stock
   dispositions (a)                               3,982
2,374       1,880

      -------------------------------
Balance at December 31                          $10,790     $ 6,808     $ 4,434

      ===============================
RETAINED EARNINGS
Balance at January 1                            $48,553     $43,338     $38,670
Net earnings                                     10,717
    9,296       8,203
Dividends (a)                                    (4,786)
(4,081)     (3,535)

      -------------------------------
Balance at December 31                          $54,484     $48,553     $43,338

      ===============================
COMMON STOCK HELD IN TREASURY
Balance at January 1                            $18,739     $15,268     $11,308
Purchases (a)                                     7,488
    6,475       6,392
Dispositions (a)                                 (3,660)     (3,004)
    (2,432)

      -------------------------------
Balance at December 31                          $22,567     $18,739     $15,268
===============================================================================
(a)  Total dividends and other transactions with share owners reduced equity by
     $4,632 million, $5,178 million and $5,615 million in 1999, 1998 and 1997, respectively.
--------------------------------------------------------------------------------

         In December 1999, GE's Board of Directors increased the authorization to repurchase Company common stock to $22 billion and authorized the program to continue through 2002. Funds used for the share repurchase will be generated largely from free cash flow. Through year-end 1999, a total of 304 million shares having an aggregate cost of $15.4 billion had been repurchased under this program and placed in treasury.

         Common shares issued and outstanding are summarized in the following table.

-------------------------------------------------------------------------------
SHARES OF GE COMMON STOCK

    ---------------------------------
December 31 (In thousands)                        1999         1998
   1997
-------------------------------------------------------------------------------

Issued                                        3,715,018
  3,714,068   3,714,026
In treasury                                    (430,175)
(442,772)   (449,434)

    ---------------------------------
Outstanding                                   3,284,843   3,271,296
  3,264,592
===============================================================================

ANNUAL REPORT PAGE 70

         The Proxy Statement for the 2000 Annual Meeting of Share Owners will include a proposal recommended by the Board of Directors on December 17, 1999, which, if approved by share owners, would (a) increase the number of authorized shares of common stock from 4,400,000,000 shares each with a par value of $0.16 to 13,200,000,000 shares each with a par value of $0.06 and (b) split each unissued and issued common share, including shares held in treasury, into three shares of common stock each with a par value of $0.06.

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

26 OTHER STOCK-RELATED INFORMATION

-------------------------------------------------------------------------------
STOCK OPTION ACTIVITY

    ---------------------------------

                   Average per share

       Shares   ---------------------

      subject   Exercise       Market
(Shares in thousands)                         to option      price
price
-------------------------------------------------------------------------------
Balance at December 31, 1996                    149,545     $ 24.86     $ 49.44
   Options granted (a)                           13,795       68.07
    68.07
   Replacement options                               30
24.16       24.16
   Options exercised                            (21,746)      18.47
    61.22
   Options terminated                            (2,721)      31.10
     --

    ---------------------------------
Balance at December 31, 1997                    138,903       30.03       73.38
   Options granted                                7,707
 79.86       79.86
   Options exercised                            (23,955)      20.76
    84.45
   Options terminated                            (2,727)      44.46
     --

    ---------------------------------
Balance at December 31, 1998                    119,928       34.76      102.00
   Options granted                               17,094
113.80      113.80
   Options exercised                            (20,560)      23.47
   118.25
   Options terminated                            (2,671)      63.46
     --

    ---------------------------------
Balance at December 31, 1999                    113,791       48.02      154.75
===============================================================================
(a)  Without adjusting for the effect of the 2-for-1 stock split in April 1997, the number of options granted during 1997 would have been 13,476.
-------------------------------------------------------------------------------

         Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in GE's current Proxy Statement. With certain restrictions, requirements for stock option shares can be met from either unissued or treasury shares.

         The replacement options replaced canceled SARs and have identical terms thereto. At year-end 1999, there were 544 thousand SARs outstanding at an average exercise price of $23.54. There were 8.9 million restricted stock shares and restricted stock units outstanding at year-end 1999.

         There were 141.0 million and 121.0 million additional shares available for grants of options, SARs, restricted stock and restricted stock units at
December 31, 1999 and 1998, respectively. Under the 1990 Long-Term Incentive
Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

         Outstanding options and SARs expire on various dates through December
15, 2009. Restricted stock grants vest on various dates up to normal retirement of grantees.

         The following table summarizes information about stock options outstanding at December 31, 1999.

--------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING
(Shares in thousands)
                                  Outstanding
             Exercisable
                        -------------------------------     --------------------

      Average                  Average
Exercise                            Average    exercise
         exercise
price range              Shares    life (a)       price     Shares         price
--------------------------------------------------------------------------------
$ 13 27/32 -  25 3/16    28,493         2.8   $   20.91     28,493     $   20.91
  25 1/2   -  39 11/16   34,428         4.9       27.14     30,763         26.55
  40 7/16  -  69 1/8     21,435         6.9       49.30      8,590         44.73
  72 1/4   -  97 5/8     12,882         8.4       76.75        475
  78.77
 104 7/8   - 147 1/2     16,553         9.5      114.06        455        107.47
                        --------------------------------------------------------
Total                   113,791         5.8       48.02     68,776
        27.38
================================================================================
At year-end 1998, options with an average exercise price of $24.09 were exercisable on 73 million shares; at year-end 1997, options with an average exercise price of $21.11 were exercisable on 72 million shares.

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

-------------------------------------------------------------------------------
OPTION VALUE INFORMATION (a)

       ------------------------------
(In dollars)                                       1999
       1998        1997

Fair value per option (b)                        $33.70      $18.98      $17.81
Valuation assumptions
   Expected option term (years)                     6.5         6.2
   6.3
   Expected volatility                             23.7%       21.7%
      20.0%
   Expected dividend yield                          1.3%        1.8%
     1.5%
   Risk-free interest rate                          5.8%        4.9%
     6.1%
--------------------------------------------------------------------------------
(a) Weighted averages of option grants during each period.

(b) Estimated using Black-Scholes option pricing model.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRO FORMA EFFECTS

December 31 (In millions;                          ----------------------------
per-share amounts in dollars)                      1999        1998        1997
-------------------------------------------------------------------------------
Net earnings                                    $10,572
$ 9,196     $ 8,129
Earnings per share -- diluted                      3.18        2.77        2.43
                   -- basic
3.23        2.81        2.48
-------------------------------------------------------------------------------

ANNUAL REPORT PAGE 71

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

         Noncash transactions include the following: in 1999, GE's contribution of certain Internet properties in exchange for a noncontrolling interest in
NBCi, a newly formed publicly traded Internet company (described in note 2); the
1998 acquisition of Marquette Medical Systems for 9.4 million shares of GE common stock valued at $829 million; and the 1997 exchange of preferred stock in
Lockheed Martin Corporation (Lockheed Martin) for the stock of a newly formed subsidiary (described in note 2).

         Certain supplemental information related to GE and GECS cash flows is shown below.

         --------------------------------------
For the years ended December 31 (In millions)
                 1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
GE
   NET PURCHASE OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase program
       $ (1,866)      $ (3,646)      $ (3,492)
   Other purchases
                                       (5,622)
     (2,829)        (2,900)
   Dispositions (mainly to employee and dividend reinvestment plans)                            6,486
         3,656          3,577

         --------------------------------------

         $ (1,002)      $ (2,819)      $ (2,815)

         ======================================
GECS
   FINANCING RECEIVABLES
   Increase in loans to customers
                         $(95,661)      $(76,142)      $(55,689)
   Principal collections from customers -- loans
              86,379         65,573         50,679
   Investment in equipment for financing leases
              (18,173)       (20,299)       (16,420)
   Principal collections from customers -- financing leases
     13,634         15,467         13,796
   Net change in credit card receivables
                    (10,740)        (4,705)        (4,186)
   Sales of financing receivables
                           11,473         13,805
    9,922

         --------------------------------------

         $(13,088)      $ (6,301)      $ (1,898)

         ======================================
   ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses
$(26,271)      $(23,897)      $(19,274)
   Dispositions and maturities of securities by insurance and annuity businesses               23,979         20,639
      17,280
   Proceeds from principal business dispositions
                 279           --              241
   Other

      (5,810)        (7,820)        (3,893)

         --------------------------------------

         $ (7,823)      $(11,078)       $(5,646)

         ======================================
   NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)
                           $ 15,799       $  5,881
$  3,502
   Long-term (longer than one year)
                         30,082         33,453
15,566
   Proceeds -- nonrecourse, leveraged lease debt
               1,724          2,106          1,757

         --------------------------------------

         $ 47,605       $ 41,440       $ 20,825

         ======================================
   REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)
                           $(21,211)      $(25,901)      $(21,320)
   Long-term (longer than one year)
                         (5,447)        (4,739)        (1,150)
   Principal payments -- nonrecourse, leveraged lease debt
        (266)          (387)          (287)

         --------------------------------------

         $(26,924)      $(31,027)      $(22,757)

         ======================================
   ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment contracts
              $  7,236       $  5,149       $  4,717
   Preferred stock issued by GECS affiliates
                     513            270
  605
   Redemption of investment contracts
                        (7,127)        (5,533)        (4,537)

         --------------------------------------

         $    622       $   (114)      $    785
===================================================================================================================================

ANNUAL REPORT PAGE 72

28 OPERATING SEGMENTS

---------------------------------------------------------------------------------------------------------------------------------
                                  REVENUES
                                  For the years ended December 31

Total revenues               Intersegment revenues              External revenues
                                  -------------------------------
   ------------------------     ----------------------------
(In millions)                          1999       1998      1997
      1999      1998      1997        1999       1998      1997
---------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                 $10,558    $10,294   $ 7,799     $   477     $
292     $ 101     $10,081   $ 10,002   $ 7,698
   Appliances                         5,671      5,619     5,801
         4        12        12       5,667      5,607     5,789
   Industrial Products and Systems   11,555     11,222    10,984         530       479
491      11,025     10,743    10,493
   NBC                                5,790      5,269
   5,153          --        --        --       5,790      5,269
   5,153
   Plastics                           6,941      6,633     6,695
         17        20        24       6,924      6,613     6,671
   Power Systems                     10,046      8,466     7,915
   162       166        80       9,884      8,300     7,835
   Technical Products and Services    6,863      5,323     4,861          15        14
     18       6,848      5,309     4,843
   Eliminations                      (1,542)    (1,367)   (1,176)     (1,205)
  (983)     (726)       (337)      (384)     (450)
                                  -------------------------------
   ------------------------     ----------------------------
   Total GE segment revenues         55,882     51,459    48,032          --
--        --      55,882     51,459    48,032
   Corporate items (a)                  619        771     3,227
   --        --        --         619        771     3,227
   GECS net earnings                  4,443      3,796     3,256
  --        --        --       4,443      3,796     3,256
                                  -------------------------------
   ------------------------     ----------------------------
     Total GE                        60,944     56,026    54,515
       --        --        --      60,944     56,026    54,515
GECS                                 55,749     48,694
39,931          --        --        --      55,749     48,694    39,931
Eliminations                         (5,063)    (4,251)   (3,606)
  --        --        --      (5,063)    (4,251)   (3,606)
                                  -------------------------------
   ------------------------     ----------------------------
CONSOLIDATED REVENUES               $111,630   $100,469  $90,840     $    --     $  --
$  --     $111,630  $100,469   $90,840
=================================================================================================================================
GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices.

(a)  Includes revenues of $944 million in 1997 from an appliance distribution affiliate that was deconsolidated in 1998. Also includes $1,538 million in
     1997 from exchanging preferred stock in Lockheed Martin Corporation for the stock of a newly formed subsidiary.
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                     ASSETS

                                  PROPERTY, PLANT AND
    DEPRECIATION AND

                                  EQUIPMENT ADDITIONS
    AMORTIZATION (INCLUDING

                                  (INCLUDING EQUIPMENT LEASED  GOODWILL AND OTHER

                                  TO OTHERS)
            INTANGIBLES)

                                  For the years ended
    For the years ended
                                     At December 31
                     December 31                  December 31
                                     -----------------------
------------    --------------------------   ------------------------
(In millions)                             1999         1998
       1997       1999      1998     1997     1999     1998     1997
---------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                  $   8,890    $   8,866    $   8,895    $
  368   $   480   $  729   $  382   $  398   $  292
   Appliances                            2,463        2,436
      2,354        151       150       83      147      137
  131
   Industrial Products and Systems       6,740        6,466        6,672        423
   428      487      433      440      408
   NBC                                   5,243
   3,264        3,050         94       105      116      126
127      142
   Plastics                              9,261        9,813
       8,890        462       722      618      561      591
  494
   Power Systems                         9,814        7,253
   6,182        510       246      215      285      215      199
   Technical Products and Services       5,048        3,858        2,438        164
   254      189      230      143      137
                                     -----------------------
------------    --------------------------   ------------------------
   Total GE segments                    47,459       41,956       38,481
   2,172     2,385    2,437    2,164    2,051    1,803
   Investment in GECS                   20,321       19,727       17,239
   --        --       --       --       --       --
   Corporate items and
       eliminations (a)                 14,803       12,987       11,706
       62       158      129      155      241      226
                                     -----------------------
------------    --------------------------   ------------------------
     Total GE                           82,583       74,670
     67,426      2,234     2,543    2,566    2,319    2,292    2,029
GECS                                   345,018
303,297      255,408     15,432     8,110    7,320    4,372    3,568    3,240
Eliminations                           (22,401)     (22,032)     (18,822)
    --        --       --       --       --       --
                                     -----------------------
------------    --------------------------   ------------------------
CONSOLIDATED TOTALS                  $ 405,200    $ 355,935    $ 304,012    $17,666   $10,653
$9,886   $6,691   $5,860   $5,269
=================================================================================================================================
Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(a)  Depreciation and amortization includes $64 million of unallocated RCA goodwill amortization in 1999, 1998 and 1997 that relates to NBC.

---------------------------------------------------------------------------------------------------------------------------------

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

         Details of segment profit by operating segment can be found on page 44 of this report. A description of operating segments for General Electric Company and consolidated affiliates is provided on the facing page.

ANNUAL REPORT PAGE 73

AIRCRAFT ENGINES. Jet engines and replacement parts and repair and maintenance services for all categories of commercial aircraft (short/medium, intermediate and long-range); for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and commuter aircraft.
Products are sold worldwide to airframe manufacturers, airlines and government agencies. Also includes aircraft engine derivatives, used as marine propulsion and industrial power sources; the latter is also reported in Power Systems.

APPLIANCES. Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. Products are sold in North America and in global markets under various
GE and private-label brands. Distributed to retail outlets, mainly for the replacement market, and to building contractors and distributors for new installations.

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

NBC. Principal businesses are the furnishing of U.S. network television services to more than 220 affiliated stations, production of television programs, operation of 13 VHF and UHF television broadcasting stations, operation of four cable/satellite networks around the world, and investment and programming activities in the Internet, multimedia and cable television.

PLASTICS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins;
silicones; superabrasive industrial diamonds; and laminates. Products are sold worldwide to a diverse customer base consisting mainly of manufacturers.

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

   CONSUMER SERVICES -- private-label credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing and consumer savings and insurance services.

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

ANNUAL REPORT PAGE 74

29 GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

The table below presents data by geographic region.

         Revenues and operating profit shown below are classified according to their country of origin (including exports from such areas). Revenues classified under the caption "United States" include royalty and licensing income from
non-U.S. sources.

------------------------------------------------------------------------------------------------------------------------------
                            REVENUES
                            For the years ended December 31

                                       Total revenues
                Intersegment revenues             External revenues
                            ----------------------------------    -----------------------------
   ---------------------------
(In millions)                    1999         1998        1997
   1999       1998       1997       1999      1998      1997
------------------------------------------------------------------------------------------------------------------------------
United States               $  78,970    $  71,799    $ 66,330    $ 2,690    $ 2,608    $ 2,471
   $76,280   $69,191   $63,859
Europe (a)                     22,919       21,665      18,166
1,081        837        787     21,838    20,828    17,379
Pacific Basin                   7,879        5,166       4,742
  924        951        880      6,955     4,215     3,862
Other (b)                       7,365        6,925       6,420
     808        690        680      6,557     6,235     5,740
Intercompany eliminations      (5,503)      (5,086)     (4,818)    (5,503)    (5,086)    (4,818)      --
      --        --
                            ----------------------------------    -----------------------------
   ---------------------------
Total                       $ 111,630    $ 100,469    $ 90,840    $  --
  $  --      $  --      $111,630  $100,469  $90,840
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------

                            OPERATING PROFIT (c)
      ASSETS                           LONG-LIVED ASSETS (d)
                            For the years ended December 31       At December 31
                  At December 31
                            ----------------------------------    -----------------------------
   ---------------------------
(In millions)                    1999         1998        1997
   1999       1998       1997       1999      1998      1997
------------------------------------------------------------------------------------------------------------------------------
United States               $  13,293    $  11,287    $  9,939    $264,129   $227,311   $206,655
  $21,612   $18,048   $17,074
Europe                          1,884        2,393
2,271     83,358     84,518     66,740      6,101     6,334     5,180
Pacific Basin                   1,089          431         355
  28,214     18,427      8,881      2,017     1,326       971
Other (b)                         953          810
   713     29,687     25,878     21,926     11,329    10,057     9,119
Intercompany eliminations          11           (9)        (23)      (188)
  (199)      (190)       (37)      (35)      (28)
                            ----------------------------------    -----------------------------
   ---------------------------
Total                       $  17,230    $  14,912    $ 13,255    $405,200
$355,935   $304,012   $41,022   $35,730   $32,316
==============================================================================================================================
(a)  Includes $944 million in 1997 from an appliance distribution affiliate that was deconsolidated in 1998.

(b)  Includes the Americas other than the United States and operations that cannot meaningfully be associated with specific geographic areas (for example, shipping containers used on ocean-going vessels).

(c)  Excludes GECS income taxes of $1,653 million, $1,364 million and $1,166 million in 1999, 1998 and 1997, respectively, which are included in the measure of segment profit reported on page 44.

(d)  Property, plant and equipment (including equipment leased to others).
------------------------------------------------------------------------------------------------------------------------------

30 ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from borrowings by GE and GECS and certain marketable securities, relatively few of these instruments are actively traded.
Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1999 or 1998. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

ANNUAL REPORT PAGE 75

---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS

                       1999
                   1998

      --------------------------------------    ---------------------------------------

                     Assets (liabilities)
   Assets (liabilities)

                -----------------------------             -----------------------------

                Carrying Estimated fair value             Carrying Estimated fair value

      Notional    amount --------------------   Notional    amount  -------------------
December 31 (In millions)                         amount     (net)      High
     Low      amount     (net)       High       Low
---------------------------------------------------------------------------------------------------------------------------------
GE
Investment related
   Investments and notes receivable             $   (a)   $  1,700  $  1,739   $ 1,684    $   (a)
$ 1,764   $  1,810  $  1,793
   Cancelable interest rate swap                   1,046        11        22
       22       1,221        17          1         1
Borrowings and related instruments
   Borrowings(b)  (c)                                (a)
(2,967)   (2,966)   (2,966)       (a)     (4,147)    (4,155)   (4,155)
   Interest rate swaps                             1,408
--        30        30         951        --        (60)
   (60)
   Currency swaps                                    879
      --       (17)      (17)      1,046        --          1
        1
Recourse obligations for receivables sold            555       (36)      (36)      (36)
   607       (38)       (38)      (38)
Financial guarantees                               2,710
--        --        --       2,172        --         --
    --
Other firm commitments
   Forwards and options                            6,764        16
      (30)      (30)      6,868        72        113       113
   Financing commitments                           1,858        --
      --        --       1,519        --         --
  --
GECS
Assets
   Time sales and loans                             (a)     90,427
90,313    88,813        (a)     74,616     75,474    74,293
   Integrated interest rate swaps                 15,933        18        59
     59      14,135        16       (102)     (102)
   Purchased options                               8,949
  60       174       174      11,195       146        158       158
   Mortgage-related positions
     Mortgage purchase commitments                   669        --
--        --       1,983        --         15        15
     Mortgage sale commitments                     1,452        --
    4         4       3,276        --         (9)       (9)
     Mortgages held for sale                        (a)      2,522
2,516     2,488        (a)      4,405      4,457     4,457
     Options, including "floors"                  23,929        76
56        56      21,433        91        181       181
     Interest rate swaps and futures               4,054        --       (67)
  (67)      6,662        --         49        49
   Other financial instruments                      (a)      4,478     4,558
  4,528        (a)      3,205      3,433     3,231
Liabilities
   Borrowings and related instruments
     Borrowings(b)  (c)                             (a)   (200,025) (198,798)
(198,798)       (a)   (172,200)  (174,492) (174,492)
     Interest rate swaps                          56,339        --
      (99)      (99)     46,325        --     (1,449)   (1,449)
     Currency swaps                               22,744
   --    (1,425)   (1,425)     29,645        --        252       252
     Currency forwards                            26,806
--      (459)     (459)     23,409        --       (389)     (389)
   Investment contract benefits                     (a)    (24,943)  (24,420)  (24,420)
  (a)    (23,893)   (23,799)  (23,799)
   Insurance--financial guarantees
     and credit life                             226,073    (2,757)
(2,797)   (2,909)    208,774    (3,135)    (3,339)   (3,446)
   Credit and liquidity support
     -- securitizations                           34,389      (144)
   (144)     (144)     21,703       (29)       (29)      (29)
   Performance guarantees -- principally
     letters of credit                             3,472
(56)      (56)      (56)      2,684        --         --        --
   Other financial instruments                     2,545    (1,473)   (1,444)   (1,444)
  2,888    (1,921)    (1,190)   (1,190)
Other firm commitments
   Currency forwards                               3,778
(14)      (41)      (41)      5,072        --        (52)      (52)
   Currency swaps                                    767
     238       200       200         915        72
72        72
   Ordinary course of business
     lending commitments                           7,822
--        --        --       9,839        --        (12)
 (12)
   Unused revolving credit lines
     Commercial                                   11,440
       --        --        --       6,401        --
   --        --
     Consumer -- principally credit cards        151,651        --        --        --
    132,475        --         --        --
---------------------------------------------------------------------------------------------------------------------------------
(a)  Not applicable.
(b)  Includes effects of interest rate and currency swaps, which also are listed separately.
(c)  See note 19.
---------------------------------------------------------------------------------------------------------------------------------

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

ANNUAL REPORT PAGE 76

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits
("caps," "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain GECS business activities, such as mortgage servicing and annuities.

SWAPS OF INTEREST RATES AND CURRENCIES are used by GE and GECS to optimize funding costs for a particular funding strategy (see note 19). A cancelable interest rate swap was used by GE to hedge an investment position. Interest rate and currency swaps, along with purchased options and futures, are used by GECS to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, GECS also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK -- risk that counterparties will be financially unable to make payments according to the terms of the agreements -- is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counter-parties. At
December 31, 1999 and 1998, this gross market risk amounted to $2.0 billion and
$2.3 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.6 billion at both year-end 1999 and
1998.

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
     Open contracts remain in force.

--------------------------------------------------------------
COUNTERPARTY CREDIT CRITERIA
                                  ----------------------------
                                          Credit
rating
                                  ----------------------------
                                  Moody's    Standard & Poor's
--------------------------------------------------------------
Term of transaction
   Between one and five years         Aa3            AA-
   Greater than five years            Aaa            AAA
Credit exposure limits
   Up to $50 million                  Aa3            AA-
   Up to $75 million                  Aaa            AAA
--------------------------------------------------------------

*    All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

31 QUARTERLY INFORMATION (UNAUDITED)

                                     First quarter
  Second quarter       Third quarter      Fourth quarter
                                 -----------------   -----------------
-----------------   -----------------
(Dollar amounts in millions;
per-share amounts in dollars)       1999      1998      1999      1998      1999      1998
     1999      1998
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings                     $ 2,155   $ 1,891   $ 2,820   $ 2,450   $ 2,653   $ 2,284   $
3,089   $ 2,671
Earnings per share -- diluted       0.65      0.57      0.85      0.74      0.80      0.69
     0.93      0.80
                   -- basic         0.66      0.58      0.86
    0.75      0.81      0.70      0.94      0.82
SELECTED DATA
GE
   Sales of goods and services    11,796    11,408    13,966    13,217    13,228    12,075    16,655    14,846
   Gross profit from sales         3,667     3,366     4,545     4,216     4,091     3,630
   5,043     4,598
GECS
   Total revenues                 12,383    11,151    13,378    11,801    14,002
12,016    15,986    13,726
   Operating profit                1,400     1,252     1,461     1,219     1,745
    1,584     1,490     1,105
   Net earnings                    1,032       881     1,092
933     1,262     1,082     1,057       900
--------------------------------------------------------------------------------------------------------------

         For GE, gross profit from sales is sales of goods and services less costs of goods and services sold. For GECS, operating profit is "Earnings before income taxes."

         Earnings-per-share amounts for each quarter are required to be computed independently. As a result, their sum does not equal the total year earnings-per-share amounts for diluted earnings per share in 1999 and basic earnings per share in 1998.