Form 10-Q
period 2000-03-31
GENERAL ELECTRIC CO
filed 2000-05-15
CIK 40545

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

                (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x     No __

          After adjusting to reflect the three-for-one stock split of April 27, 2000, there were 9,893,426,173 shares with a par value of $0.06 per share outstanding at May 7, 2000.

General Electric Company

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(Dollars, except per-share amounts, in millions)	Consolidated				GE		GECS
	2000		1999		2000	1999	2000	1999
Sales of goods	$12,545		$10,011		$10,312	$8,370	$2,233	$1,640
Sales of services	3,997		3,352		4,058	3,426	–	–
Earnings of GECS	–		–		1,210	1,032	–	–
GECS revenues from services	13,383		10,699		–	–	13,448	10,743
Other income	71		103		83	118	–	–

Total revenues	29,996		24,165		15,663	12,946	15,681	12,383

Cost of goods sold	9,156		7,237		7,086	5,725	2,070	1,511
Cost of services sold	2,704		2,330		2,764	2,404	–	–
Interest and other financial charges	2,782		2,263		253	184	2,570	2,113
Insurance losses and policyholder
and annuity benefits	2,930		2,619		–	–	2,930	2,619
Provision for losses on financing receivables	521		379		–	–	521	379
Other costs and expenses	7,796		6,039		2,039	1,741	5,794	4,323
Minority interest in net earnings of
consolidated affiliates	98		54		48	16	50	38

Total costs and expenses	25,987		20,921		12,190	10,070	13,935	10,983

Earnings before income taxes	4,009		3,244		3,473	2,876	1,746	1,400
Provision for income taxes	(1,417)		(1,089)		(881)	(721)	(536)	(368)

Net earnings	$2,592		$2,155		$2,592	$2,155	$1,210	$1,032

Net earnings per share (a)
Diluted	$0.26		$0.22
Basic	$0.26		$0.22 ;
Dividends declared per share (a)	$0.13	2/3	$0.11	2/3

(a) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)	Consolidated			GE		GECS
	3/31/00	12/31/99		3/31/00	12/31/99	3/31/00	12/31/99
Cash and equivalents	$18,062	$8,554		$2,143	$2,000	$16,297	$6,931
Investment securities	82,581	81,758		1,451	1,273	81,130	80,485
Current receivables	8,786	8,531		9,029	8,743	–	–
Inventories	7,786	7,007		6,538	5,798	1,248	1,209
Financing receivables – net	140,412	137,629		–	–	140,412	137,629
Other GECS receivables	28,362	29,708		–	–	29,434	30,681
Property, plant and equipment
(including equipment leased	41,080	41,022		12,306	12,381	28,774	28,641
to others) – net
Investment in GECS	–	–		20,911	20,321	–	–
Intangible assets – net	27,159	26,010		11,724	11,262	15,435	14,748
All other assets	67,409	64,981		21,191	20,805	46,740	44,694

Total assets	$421,637	$405,200		$85,293	$82,583	$359,470	$345,018 ;

Short–term borrowings	$122,544	$ 130,346		$1,268	$ 2,245	$122,216	$ 129,259
Accounts payable, principally
trade accounts	12,790	13,676		5,562	5,068	9,063	9,749
Other GE current liabilities	18,245	17,194		17,920	17,013	–	–
Long–term borrowings	73,413	71,427		605	722	72,784	70,766
Insurance liabilities, reserves and
annuity benefits	108,552	86,776		–	–	108,552	86,776
All other liabilities	27,458	28,772		14,101	13,872	13,146	14,801
Deferred income taxes	9,252	9,238		458	283	8,794	8,955

Total liabilities	372,254	357,429		39,914	39,203	334,555	320,306

Minority interest in equity of
consolidated affiliates	4,885	5,214		881	823	4,004	4,391

Accumulated unrealized gains on
investment securities – net (a)	641	626		641	626	101	170
Accumulated currency translation
adjustments (a)	(1,690)	(1,370)		(1,690)	(1,370)	(494)	(384)
Common stock (9,882,432,000 and
9,854,528,000 shares outstanding
at March 31, 2000 and
December 31, 1999, respectively) (b)	594	594		594	594	1	1
Other capital	12,170	10,790	;	12,170	10,790	2,682	2,682
Retained earnings	55,724	54,484		55,724	54,484	18,621	17,852
Less common stock held in treasury	(22,941)	(22,567)		(22,941)	(22,567)	–	–

Total share owners' equity	44,498	42,557		44,498	42,557	20,911	20,321

Total liabilities and equity	$421,637	$ 405,200		$85,293	$ 82,583	$359,470	$ 345,018

(a)	The sum of accumulated unrealized gains on investment securities-net and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was $(1,049) million and $(744) million at March 31, 2000 and December 31, 1999, respectively.

(b)	Adjusted to reflect the three-for-one stock split effective on April 27, 2000.
See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." March data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(Dollars in millions)	Consolidated		GE		GECS
	2000	1999	2000	1999	2000	1999
Cash flows – operating activities
Net earnings	$2,592	$2,155	$2,592	$2,155	$1,210	$1,032
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	1,411	1,125	447	440	964	685
Amortization of goodwill and other intangibles	564	388	132	124	432	264
Earnings retained by GECS	–	–	(769)	(646)	–	–
Deferred income taxes	297	188	194	117	103	71
Decrease (increase) in GE current receivables	(143)	480	(174)	564	–	–
Decrease (increase) in inventories	(607)	(219)	(568)	(350)	(39)	131
Increase (decrease) in accounts payable	(312)	(666)	449	(97)	45	(801)
Increase (decrease) in insurance liabilities,
reserves and annuity benefits	(151)	1,115	–	–	(151)	1,115
Provision for losses on financing receivables	521	379	–	–	521	379
All other operating activities	(2,494)	(675)	287	(238)	(2,944)	(321)

Cash from operating activities	1,678	4,270	2,590	2,069	141	2,555

Cash flows – investing activities
Additions to property, plant and equipment
(including equipment leased to others)	(2,774)	(1,656)	(353)	(288)	(2,421)	(1,368)
Net increase in GECS financing receivables	(59)	(251)	–	–	(59)	(251)
Payments for principal businesses purchased	(187)	(4,302)	(184)	(177)	(3)	(4,125)
All other investing activities	2,477	(76)	(6)	207	2,175	32

Cash used for investing activities	(543)	(6,285)	(543)	(258)	(308)	(5,712)

Cash flows – financing activities
Net change in borrowings (maturities
90 days or less)	(8,056)	3,537	(990)	(50)	(7,284)	3,489
Newly issued debt (maturities longer
than 90 days)	8,723	7,830	5	95	8,633	7,725
Repayments and other reductions (maturities
longer than 90 days)	(4,421)	(7,696)	(195)	(204)	(4,226)	(7,492)
Net dispositions (purchases) of GE shares	623	(490)	623	(490)	–	–
Dividends paid to share owners	(1,347)	(1,146)	(1,347)	(1,146)	(441)	(386)
Cash received upon assumption of
Toho Mutual Life Insurance Company
insurance liabilities	13,177	–	–	–	13,177	–
All other financing activities	(326)	259	–	–	(326)	259

Cash from (used for) financing activities	8,373	2,294	(1,904)	(1,795)	9,533	3,595

Increase in cash and equivalents	9,508	279	143	16	9,366	438
Cash and equivalents at beginning of year	8,554	4,317	2,000	1,175	6,931	3,342

Cash and equivalents at March 31	$18,062	$4,596	$2,143	$1,191	$16,297	$3,780

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(Dollars in millions)	2000	1999

Revenues
GE
Aircraft Engines	$2,441	$2,418
Appliances	1,381	1,201
Industrial Products and Systems	2,785	2,539
NBC	1,393	1,180
Plastics	1,861	1,615
Power Systems	3,210	1,709
Technical Products and Services	1,753	1,495
Eliminations	(492)	(351)

Total GE segment revenues	14,332	11,806
Corporate items	121	108
GECS net earnings	1,210	1,032

Total GE revenues	15,663	12,946
GECS segment revenues	15,681	12,383
Eliminations -a)	(1,348)	(1,164)

Consolidated revenues	$29,996	$24,165

Segment profit
GE
Aircraft Engines	$558	$482
Appliances	150	161
Industrial Products and Systems	514	393
NBC	394	334
Plastics	437	397
Power Systems	453	191
Technical Products and Services	340	268

Total GE operating profit	2,846	2,226
GECS net earnings	1,210	1,032

Total segment profit	4,056	3,258
GE interest and other financial charges	(253)	(184)
GE provision for income taxes	(881)	(721)
Corporate items and eliminations	(330)	(198)

Consolidated net earnings	$2,592	$2,155

(a- Principally the elimination of GECS net earnings.

Notes to Condensed Consolidated Financial Statements

         1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

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

         3. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), effective for GE and GECS on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are recorded in equity pending recognition in earnings. Certain significant refinements and interpretations of Statement 133 are being deliberated by the FASB, and the effects on accounting for GE and GECS financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects on its financial statements of adopting Statement 133 and does not believe that an estimate of such effects would be meaningful at this time.

         4. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.

	Three months ended
(Dollars in millions)	3/31/00	3/31/99

Net earnings	$2,592	$2,155
Unrealized gains (losses) on investment securities – net	15	(384)
Foreign currency translation adjustments – net	(320)	(388)

Total	$2,287	$1,383

         5. Inventories consisted of the following:

	At
(Dollars in millions)	3/31/00	12/31/99

GE
Raw materials and work in process	$3,742	$3,438
Finished goods	3,525	3,054
Unbilled shipments	189	233
Revaluation to LIFO	(918)	(927)

	6,538	5,798

GECS
Finished goods	1,248	1,209

Total	$7,786	$7,007

         6. Property, plant and equipment (including equipment leased to others) - net, consisted of the following:

	At
(Dollars in millions)	3/31/00	12/31/99

Original cost
– GE	$30,572	$30,199
– GECS	38,679	38,160

Total	69,251	68,359

Accumulated depreciation and amortization
– GE	18,266	17,818
– GECS	9,905	9,519

Total	28,171	27,337

Property, plant and equipment - net
– GE	12,306	12,381
– GECS	28,774	28,641

Total	$41,080	$41,022

         7. On April 26, 2000, the share owners of General Electric Company authorized the amendment of its Restated Certificate of Incorporation to change and increase GE's authorized common stock from 4,400,000,000 shares, par value of $0.16 per share, to 13,200,000,000 shares, par value of $0.06 per share, and in doing so to split the common stock (including outstanding shares) on a three-for-one basis. Such split became effective April 27, 2000, and is reflected in all references to the number of common shares and per-share amounts in this report. Information related to the calculation of earnings per share follows.

	Three months ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	3/31/00		3/31/99
	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$2,592	$2,592	$2,155	$2,155
Dividend equivalents - net of tax	2	-	2	-

Net earnings available for per-share calculation	$2,594	$2,592	$2,157	$2,155

Average equivalent shares
Shares of GE common stock	9,870	9,870	9,817	9,817
Employee compensation-related shares,
including stock options	161	-	165	-

Total average equivalent shares	10,031	9,870	9,982	9,817

Net earnings per share	$0.26	$0.26	$0.22	$0.22

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations - First quarter of 2000 compared with first quarter of 1999

         General Electric Company's earnings increased 20% to $2.592 billion and earnings per share increased 18% to $.26, up from last year's $.22. Both earnings per share and earnings were records for the quarter.

         Revenues for the first quarter of 2000 rose to a record $30.0 billion, 24% higher than last year's quarter. Revenue growth at GE's industrial businesses reached 21%. Volume increased by 25%, reflecting growth across most businesses. The effects of selling prices varied widely across businesses and overall were down slightly.

         Operating profit increased at double-digit rates in six of seven operating segments – led by Power Systems, Technical Products and Services, and NBC.

         GE's first-quarter operating margin increased to 17.3% of sales, up from last year's 16.3%, and was a record for the quarter. The first-quarter increase demonstrates the increasing benefits from GE's focus on product services, Six Sigma quality and e-Business initiatives.

         GE Capital Services' first-quarter earnings rose to $1.210 billion, 17% higher than last year's $1.032 billion. These record results reflect the globalization and diversity of GE Capital's businesses.

         Cash generated from GE's operating activities was $2.6 billion in the first quarter, up 25% over last year's first quarter. As part of the $22 billion share repurchase program, GE purchased $548 million of its stock during the first quarter to reach $16.0 billion - 925 million shares - purchased since December 1994.

Segment Analysis

         The comments that follow compare revenues and operating profit by operating segment for the first quarters of 2000 and 1999.

  Aircraft Engines reported a 16% increase in operating profit on revenues that were 1% higher than a year ago. The increase in revenues was primarily attributable to higher volume in product services and in military engines, partially offset by lower selling prices. The improvement in operating profit reflected growth in product services and productivity, which more than offset the decrease in selling prices.

  Appliances revenues increased 15% over the first quarter of 1999, principally as a result of strong volume growth, particularly in new dishwasher and range products, which was partially offset by lower selling prices. Operating profit decreased 7% largely as a result of the decrease in selling prices and increased spending on new products.

  GE Capital Services first-quarter earnings rose to $1.210 billion, up 17% from last year's $1.032 billion. The improvement in earnings reflected a significant increase in earnings from Specialized Financing, largely attributable to GE Equity, strong double-digit increases in Consumer Services and Mid-Market Financing, which more than offset sharply lower results in Specialty Insurance resulting from repositioning of the ERC investment portfolio.

  Industrial Products and Systems reported a 31% increase in operating profit on revenues that were 10% higher than a year ago. The increase in revenues reflected volume increases across all businesses in the segment. The improvement in segment operating profit was primarily attributable to productivity and higher volume, partially offset by higher costs.

  NBC reported an 18% increase in revenues and operating profit compared with the first quarter of 1999. The improvement in revenues reflected continued growth in cable operations, particularly at CNBC, and in owned-and-operated stations. The increase in operating profit was primarily attributable to a strong marketplace, improved results in network operations, cable, and stations, as well as continuing benefits from cost reductions across the business.

  Plastics revenues were 15% higher than a year ago, reflecting primarily higher volume across all segments of the business. Operating profit increased by 10% on the increase in volume and productivity, partially offset by higher raw material costs.

  Power Systems revenues increased 88%, primarily as a result of sharply higher volume in gas turbines and continued growth in product services. Operating profit more than doubled, reflecting strong productivity and the increase in volume.

  Technical Products & Services revenues increased 17% from the first quarter of 1999, principally as a result of growth in both product services and equipment volume at Medical Systems. Operating profit grew 27%, reflecting the revenue growth at Medical Systems as well as improved results at Information Services.

B. Financial Condition

         With respect to the Condensed Statement of Financial Position, consolidated assets were $421.6 billion at March 31, 2000, compared with $405.2 billion at December 31, 1999.

         GE assets were $85.3 billion at March 31, 2000, an increase of $2.7 billion from December 31, 1999. The increase was primarily attributable to increases in inventories, investment in GECS and intangible assets. Inventories were $0.7 billion higher than at year-end 1999, primarily reflecting normal seasonal increases. Investment in GECS increased $0.6 billion, primarily as a result of GECS earnings in excess of dividends paid. Intangible assets increased $0.5 billion, reflecting goodwill associated with recent acquisitions, the largest of which was OEC Medical Systems.

         GECS assets increased by $14.5 billion from the end of 1999, largely as a result of the acquisition of certain assets and liabilities of Toho Mutual Life Insurance of Japan (Toho), an entity that was insolvent when acquired. That acquisition included approximately $13 billion in cash, as well as financing receivables and other assets, in exchange for assumption of Toho's existing insurance policyholder liabilities. The significant cash position of Toho at the date of acquisition was appropriate given expected liquidity needs of the business, particularly policyholder redemptions expected to occur over the succeeding six months.

         GECS cash increased $9.4 billion, largely as a result of cash acquired with Toho. GE Capital's financing receivables, which, net of the allowance for losses, aggregated $140.4 billion at the end of the first quarter, increased $2.8 billion from year-end 1999, principally the result of the addition of financing receivables of Toho. Management believes that GE Capital's allowance for losses of $4.0 billion at March 31, 2000, is the best estimate of probable losses inherent in the portfolio given its strength and diversity and current economic circumstances. Other assets increased $2.0 billion, primarily reflecting growth in "separate accounts," which are investments controlled by policyholders, as well as acquired real estate ventures of Toho.

         Consolidated liabilities of $372.3 billion at March 31, 2000, were $14.8 billion higher than the year-end 1999 balance of $357.4 billion. GE liabilities increased by $0.7 billion; GECS liabilities increased by $14.2 billion.

         GE borrowings were $1.9 billion ($1.3 billion short-term and $0.6 billion long-term) at March 31, 2000, a decrease of $1.1 billion from December 31, 1999. GE's ratio of debt to total capital at the end of March 2000 was 4.0% compared with 6.4% at the end of last year and 9.3% at March 31, 1999. Other changes in GE's liabilities comprised numerous, relatively small items.

         GECS liabilities increased by $14.2 billion, principally as a result of acquisition-related increases in insurance liabilities. Insurance liabilities increased $21.8 billion from year-end 1999, reflecting primarily the assumption of policyholder liabilities of Toho, as well as increases in separate accounts and additions to reserves related to core growth. Short-term borrowings decreased $7.0 billion from year-end 1999, while long-term borrowings increased by $2.0 billion.

         With respect to cash flows, consolidated cash and equivalents amounted to $18.1 billion at March 31, 2000, an increase of about $9.5 billion during the quarter. Cash and equivalents were $4.6 billion at March 31, 1999, an increase of about $0.3 billion during last year's first quarter.

         GE cash and equivalents were $2.1 billion at March 31, 2000, about the same as at year-end 1999. During the first quarter of 2000, operating cash flows increased to $2.6 billion, an increase of 25% over the first quarter of 1999, primarily as a result of improvements in earnings and higher progress collections. Cash used for investing activities ($0.5 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.9 billion) included $1.3 billion for dividends paid to share owners -- a 17% increase in the per-share dividend rate compared with first quarter of last year -- and $0.5 billion for repurchases of the Company's common stock under the share repurchase program. Funds used for dividends and the share repurchases were generated from operating cash flow.

         GE cash and equivalents amounted to $1.2 billion at March 31, 1999, about the same as at year-end 1998. During the first quarter of 1999, operating cash flows increased to $2.1 billion, an increase of 37% over the first quarter of 1998, primarily as a result of improvements in earnings and higher progress collections. Cash used for investing activities ($0.3 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.8 billion) included $1.1 billion for dividends paid to share owners -- a 17% increase in the per-share dividend rate compared with first quarter of 1998 -- and $0.4 billion for repurchases of the Company's common stock under the share repurchase program. Funds used for dividends and the share repurchases were generated from operating cash flow.

         GECS cash and equivalents increased by $9.4 billion during the first quarter of 2000 to $16.3 billion, principally as a result of cash acquired in connection with the Toho acquisition. Cash provided from operating activities amounted to $0.1 billion during the first three months of 2000. The decrease in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions associated with the Toho acquisition. Cash from financing activities totaled $9.5 billion, primarily as a result of insurance policyholder liabilities assumed in the Toho acquisition, the effect of which was partially offset by net reductions in debt. The principal use of GECS cash during the period was for investing activities ($0.3 billion), a majority of which was attributable to investments in property plant and equipment.

         GECS cash and equivalents increased $0.4 billion during the first quarter of 1999, when $2.6 billion of cash was provided from operating activities. The principal use of GECS cash during the period was for investing activities ($5.7 billion), a majority of which was attributable to payments for principal businesses acquired ($4.1 billion), the largest of which were Japan Leasing and Eagle Star, and additions to equipment that is provided to third parties on operating leases ($1.4 billion).

Part II. Other Information

Item 1. Legal Proceedings

         As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's former Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta Corporation. The complaint sought to clarify and enforce the plaintiffs' claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint named the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged primarily that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta. On March 23, 1993, the Company and Martin Marietta Corporation filed motions to dismiss the complaint on the basis that the complaint does not state any claim upon which relief can be granted as a matter of law. On April 2, 1993, the transfer of the Aerospace business occurred, and on June 7, 1993, the court issued an order denying plaintiffs' request for injunctive relief. On September 26, 1996, the District Court granted defendants' motion to dismiss those claims which were based on allegations that the transfer of plan assets was unlawful, and ordered discovery on the remaining claims. On September 28, 1998, the class was certified as to the remaining claims. On March 29, 2000, the District Court dismissed the complaint. Plaintiffs have filed an appeal from the District Court's order.

Environmental

         In March 2000, the New York State Department of Environmental Conservation informed the Company that it was seeking penalties of $204,000 for violations of the state's hazardous waste rules at its Waterford, NY facility. The state alleges violations of requirements for labeling, inspection and management of hazardous waste. The matter is currently under negotiation.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges. Exhibit 27. Financial Data Schedule
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed consolidated financial statements in this report.
b.	Reports on Form 8-K during the quarter ended March 31, 2000.
No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 15, 2000	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer