Form 10-Q
period 2000-06-30
GENERAL ELECTRIC CO
filed 2000-07-26
CIK 40545

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

                (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x     No __

          There were 9,898,772,347 shares with a par value of $0.06 per share outstanding at June 30, 2000.

General Electric Company

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Second quarter ended June 30 (Unaudited)
(Dollars, except per-share amounts, in millions)	Consolidated				GE		GECS
	2000		1999		2000	1999	2000	1999
Sales of goods	$13,996		$11,478		$11,598	$9,517	$2,405	$1,961
Sales of services	4,750		4,379		4,816	4,449	–	–
Earnings of GECS	–		–		1,277	1,092	–	–
GECS revenues from services	13,981		11,348		–	–	14,065	11,417
Other income	135		205		155	225	–	–

Total revenues	32,862		27,410		17,846	15,283	16,470	13,378

Cost of goods sold	9,981		8,143		7,750	6,337	2,238	1,806
Cost of services sold	3,226		3,014		3,292	3,084	–	–
Interest and other financial charges	3,014		2,404		259	220	2,811	2,237
Insurance losses and policyholder
and annuity benefits	3,852		2,705		–	–	3,852	2,705
Provision for losses on
financing receivables	421		442		–	–	421	442
Other costs and expenses	7,372		6,494		2,022	1,848	5,398	4,682
Minority interest in net earnings
of consolidated affiliates	97		108		44	63	53	45

Total costs and expenses	27,963		23,310		13,367	11,552	14,773	11,917

Earnings before income taxes	4,899		4,100		4,479	3,731	1,697	1,461
Provision for income taxes	(1,521)		(1,280)		(1,101)	(911)	(420)	(369)

Net earnings	$3,378		$2,820		$3,378	$2,820	$1,277	$1,092

Net earnings per share (a)
Diluted	$0.34		$0.28
Basic	$0.34		$0.29

Dividends declared per share (a)	$0.13	2/3	$0.11	2/3

(a) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
(Dollars, except per-share amounts, in millions)	Consolidated				GE		GECS
	2000		1999		2000	1999	2000	1999
Sales of goods	$26,541		$21,489		$21,910	$17,887	$4,638	$3,601
Sales of services	8,747		7,731		8,874	7,875	–	–
Earnings of GECS	–		–		2,487	2,124	–	–
GECS revenues from services	27,364		22,047		–	–	27,513	22,160
Other income	206		308		238	343	–	–

Total revenues	62,858		51,575		33,509	28,229	32,151	25,761

Cost of goods sold	19,137		15,380		14,836	12,062	4,308	3,317
Cost of services sold	5,930		5,344		6,056	5,488	–	–
Interest and other financial charges	5,796		4,667		512	404	5,381	4,350
Insurance losses and policyholder
and annuity benefits	6,782		5,324		–	–	6,782	5,324
Provision for losses on financing receivables	942		821		–	–	942	821
Other costs and expenses	15,168		12,533		4,061	3,589	11,192	9,005
Minority interest in net earnings
of consolidated affiliates	195		162		92	79	103	83

Total costs and expenses	53,950		44,231		25,557	21,622	28,708	22,900

Earnings before income taxes	8,908		7,344		7,952	6,607	3,443	2,861
Provision for income taxes	(2,938)		(2,369)		(1,982)	(1,632)	(956)	(737)

Net earnings	$5,970		$4,975		$5,970	$4,975	$2,487	$2,124

Net earnings per share (a)
Diluted	$0.59		$0.50
Basic	$0.60		$0.51
Dividends declared per share (a)	$0.27	1/3	$0.23	1/3

(a) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)	Consolidated		GE		GECS
	6/30/00	12/31/99	6/30/00	12/31/99	6/30/00	12/31/99
Cash and equivalents	$12,085	$8,554	$3,702	$2,000	$10,571	$6,931
Investment securities	84,419	81,758	1,210	1,273	83,209	80,485
Current receivables	8,910	8,531	9,119	8,743	–	–
Inventories	7,878	7,007	6,563	5,798	1,315	1,209
Financing receivables – net	143,414	137,629	–	–	143,414	137,629
Other GECS receivables	28,060	29,708	–	–	29,335	30,681
Property, plant and equipment
(including equipment
leased to others) – net	42,083	41,022	12,395	12,381	29,688	28,641
Investment in GECS	–	–	20,876	20,321	–	–
Intangible assets – net	27,241	26,010	11,784	11,262	15,457	14,748
All other assets	69,950	64,981	22,311	20,805	48,247	44,694

Total assets	$424,040	$405,200	$87,960	$82,583	$361,236	$345,018

Short-term borrowings	$119,737	$130,346	$1,261	$2,245	$121,327	$129,259
Accounts payable, principally trade accounts	13,373	13,676	5,299	5,068	9,765	9,749
Other GE current liabilities	18,930	17,194	18,841	17,013	–	–
Long-term borrowings	77,603	71,427	692	722	76,895	70,766
Insurance liabilities, reserves and
annuity benefits	106,667	86,776	–	–	106,667	86,776
All other liabilities	27,760	28,772	14,512	13,872	13,091	14,801
Deferred income taxes	9,112	9,238	509	283	8,603	8,955

Total liabilities	373,182	357,429	41,114	39,203	336,348	320,306

Minority interest in equity
of consolidated affiliates	4,933	5,214	921	823	4,012	4,391

Accumulated unrealized gains (losses)
on investment securities – net (a)	(290)	626	(290)	626	(670)	170
Accumulated currency translation
adjustments (a)	(1,919)	(1,370)	(1,919)	(1,370)	(594)	(384)
Common stock (9,898,772,000 and
9,854,528,000 shares outstanding
at June 30, 2000 and
December 31, 1999, respectively) (b)	669	594	669	594	1	1
Other capital	12,926	10,790	12,926	10,790	2,682	2,682
Retained earnings	57,749	54,484	57,749	54,484	19,457	17,852
Less common stock held in treasury	(23,210)	(22,567)	(23,210)	(22,567)	–	–

Total share owners' equity	45,925	42,557	45,925	42,557	20,876	20,321

Total liabilities and equity	$424,040	$405,200	$87,960	$82,583	$361,236	$345,018

(a) The sum of accumulated unrealized gains (losses) on investment securities-net and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was $(2,209) million and $(744) million at June 30, 2000 and December 31, 1999, respectively.

(b) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." June data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
(Dollars in millions)	Consolidated		GE		GECS
	2000	1999	2000	1999	2000	1999
Cash flows – operating activities
Net earnings	$5,970	$4,975	$5,970	$4,975	$2,487	$2,124
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of
property, plant and equipment	2,584	2,361	928	853	1,656	1,508
Amortization of goodwill and
other intangibles	1,309	821	253	278	1,056	543
Earnings retained by GECS	–	–	(1,605)	(1,329)	–	–
Deferred income taxes	745	(179)	356	362	389	(541)
Decrease (increase) in GE
current receivables	(201)	361	(198)	482	–	–
Decrease (increase) in inventories	(661)	(451)	(555)	(513)	(106)	62
Increase (decrease) in accounts payable	890	(1,060)	162	(171)	1,339	(178)
Increase (decrease) in insurance liabilities,
reserves and annuity benefits	(1,895)	1,034	–	–	(1,895)	1,034
Provision for losses on
financing receivables	942	821	–	–	942	821
All other operating activities	(4,111)	1,637	615	(200)	(5,026)	1,480

Cash from operating activities	5,572	10,320	5,926	4,737	842	6,853

Cash flows – investing activities
Additions to property, plant and equipment
(including equipment leased to others)	(6,710)	(4,839)	(1,017)	(674)	(5,693)	(4,165)
Net increase in GECS financing receivables	(5,219)	(5,555)	–	–	(5,219)	(5,555)
Payments for principal businesses purchased	(668)	(7,013)	(353)	(1,035)	(315)	(5,978)
All other investing activities	693	1,397	(22)	671	595	639

Cash used for investing activities	(11,904)	(16,010)	(1,392)	(1,038)	(10,632)	(15,059)

Cash flows – financing activities
Net change in borrowings (maturities
90 days or less)	(2,138)	5,094	(969)	(1,307)	525	6,212
Newly issued debt (maturities longer
than 90 days)	20,238	15,078	464	338	19,697	14,716
Repayments and other reductions (maturities
longer than 90 days)	(19,188)	(11,986)	(619)	(379)	(18,569)	(11,607)
Net dispositions of GE shares	985	98	985	98	–	–
Dividends paid to share owners	(2,693)	(2,292)	(2,693)	(2,292)	(882)	(795)
Cash received upon assumption of
Toho Mutual Life Insurance Company
insurance liabilities	13,177	–	–	–	13,177	–
All other financing activities	(518)	480	–	–	(518)	480

Cash from (used for) financing activities	9,863	6,472	(2,832)	(3,542)	13,430	9,006

Increase in cash and equivalents	3,531	782	1,702	157	3,640	800
Cash and equivalents at beginning of year	8,554	4,317	2,000	1,175	6,931	3,342

Cash and equivalents at June 30	$12,085	$5,099	$3,702	$1,332	$10,571	$4,142

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Second quarter ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(Dollars in millions)	2000	1999	2000		1999

Revenues
GE
Aircraft Engines	$2,749	$2,650	$5,190		$5,068
Appliances	1,575	1,476	2,956		2,677
Industrial Products
and Systems	3,037	2,885	5,822		5,424
NBC	1,956	1,782	3,349		2,962
Plastics	2,014	1,741	3,875		3,356
Power Systems	3,738	2,334	6,948		4,043
Technical Products
and Services	1,901	1,625	3,654		3,120
Eliminations	(533)	(420)	(1,025)		(771)

Total GE segment revenues	16,437	14,073	30,769		25,879
Corporate items	132	118	253		226
GECS net earnings	1,277	1,092	2,487		2,124

Total GE revenues	17,846	15,283	33,509		28,229
GECS segment revenues	16,470	13,378	32,151		25,761
Eliminations (a)	(1,454)	(1,251)	(2,802)		(2,415)

Consolidated revenues	$32,862	$27,410	$62,858		$51,575

Segment profit
GE
Aircraft Engines	$609	$509	$1,167		$991
Appliances	194	177	344		338
Industrial Products
and Systems	603	540	1,117		933
NBC	635	544	1,029		878
Plastics	519	468	956		865
Power Systems	752	516	1,205		707
Technical Products and Services	413	328	753		596

Total GE operating profit	3,725	3,082	6,571		5,308
GECS net earnings	1,277	1,092	2,487		2,124

Total segment profit	5,002	4,174	9,058		7,432
GE interest and other
financial charges	(259)	(220)	(512)		(404)
GE provision for income taxes	(1,101)	(911)	(1,982)		(1,632)
Corporate items and eliminations	(264)	(223)	(594)		(421)

Consolidated net earnings	$3,378	$2,820	$5,970		$4,975

				;
(a) Principally the elimination of GECS net earnings.

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

          3. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.

	Second quarter ended
(Dollars in millions)	6/30/00	6/30/99

Net earnings	$3,378	$2,820
Unrealized losses on investment securities – net	(931)	(1,373)
Foreign currency translation adjustment losses – net	(229)	(146)

Total	$2,218	$1,301

	Six months ended
(Dollars in millions)	6/30/00	6/30/99

Net earnings	$5,970	$4,975
Unrealized losses on investment securities – net	(916)	(1,757)
Foreign currency translation adjustment losses – net	(549)	(534)

Total	$4,505	$2,684

          4. The Financial Accounting Standards Board (FASB) issued, then subsequently amended, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), effective for GE and GECS on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are recorded in equity pending recognition in earnings. Management has not determined the total probable effects on its financial statements of adopting Statement 133, as amended, and does not believe that an estimate of such effects would be meaningful at this time.

          5. Inventories consisted of the following:

	At
(Dollars in millions)	6/30/00	12/31/99

GE
Raw materials and work in process	$3,762	$3,438
Finished goods	3,572	3,054
Unbilled shipments	136	233
Revaluation to LIFO	(907)	(927)

	6,563	5,798

GECS
Finished goods	1,315	1,209

Total	$7,878	$7,007

         6. Property, plant and equipment (including equipment leased to others) - net, consisted of the following:

	At
(Dollars in millions)	6/30/00	12/31/99

Original cost
GE	$30,994	$30,199
GECS	39,836	38,160

Total	70,830	68,359

Accumulated depreciation and amortization
GE	18,599	17,818
GECS	10,148	9,519

Total	28,747	27,337

Property, plant and equipment – net
GE	12,395	12,381
GECS	29,688	28,641

Total	$42,083	$41,022

         7. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Second quarter ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	6/30/00		6/30/99
	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$3,378	$3,378	$2,820	$2,820
Dividend equivalents – net of tax	2	–	2	–

Net earnings available for per-share calculation	$3,380	$3,378	$2,822	$2,820

Average equivalent shares
Shares of GE common stock	9,892	9,892	9,830	9,830
Employee compensation-related shares, including stock options	164	–	162	–

Total average equivalent shares	10,056	9,892	9,992	9,830

Net earnings per share	$0.34	$0.34	$0.28	$0.29

	Six months ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	6/30/00		6/30/99
	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$5,970	$5,970	$4,975	$4,975
Dividend equivalents – net of tax	4	–	4	–

Net earnings available for per-share calculation	$5,974	$5,970	$4,979	$4,975

Average equivalent shares
Shares of GE common stock	9,880	9,880	9,825	9,825
Employee compensation-related shares, including stock options	162	–	164	–

Total average equivalent shares	10,042	9,880	9,989	9,825

Net earnings per share	$0.59	$0.60	$0.50	$0.51

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations – Second Quarter of 2000 Compared With Second Quarter of 1999

         General Electric Company's earnings for the second quarter of 2000 were $3.378 billion, the highest for any quarter in the Company's history, an increase of 20% over the same period in 1999. Earnings per share increased 21% to $0.34, up from last year's $0.28. Both earnings per share and earnings were records for the quarter.

         Consolidated revenues rose to a record $32.9 billion, 20% higher than last year's quarter, reflecting continued growth from globalization and product services. GE's industrial businesses achieved revenue growth of 17% over the second quarter of 1999. Operating profit for all seven operating segments increased by double digits -- led by Power Systems, Technical Products and Services, Aircraft Engines, and NBC.

         GE's second-quarter operating margin was 20.4% of sales, up from last year's 19.3%, and a record for the quarter. The second-quarter margin growth reflects the increasing benefits from GE's focus on product services, Six Sigma quality and e-Business initiatives.

         GE Capital Services' second-quarter earnings rose to $1.277 billion, 17% over last year's $1.092 billion. These record results reflect the globalization and diversity of GE Capital's businesses, with strong double-digit increases in its Specialized Financing, Consumer Services and Mid-Market Financing activities.

         Cash generated from GE's operating activities during the first half was a record $5.9 billion, up 25% from last year's $4.7 billion. As part of the $22 billion share repurchase program, GE purchased $523 million of its stock during the second quarter to reach $16.5 billion -- 934 million shares -- purchased since December 1994.

Segment Analysis:

         The comments that follow compare revenues and segment profit by operating segment for the second quarters of 2000 and 1999.

  Aircraft Engines revenues increased 4% over the second quarter of 1999, reflecting higher volume in military engines and continued growth in product services. Operating profit was 20% higher as productivity and volume growth more than offset higher costs.

  Appliances operating profit increased 10% on revenues that were 7% higher than last year. The increase in revenues was primarily attributable to higher volume, the result of both market share gains and industry growth, which more than offset declines in selling prices. The improvement in operating profit resulted from productivity and the increase in volume which more than offset lower selling prices and increased spending on new products.

  GE Capital Services second-quarter earnings rose to $1.277 billion, up 17% from last year's $1.092 billion, reflecting strong double-digit increases in its Specialized Financing, Consumer Services and Mid-Market Financing activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios, and a higher level of asset gains.

  Industrial Products and Systems operating profit increased by 12% on revenues that were 5% higher than a year ago. The growth in revenues reflected volume increases across most businesses in the segment which more than offset lower selling prices. The improvement in operating profit was primarily attributable to productivity, partially offset by lower selling prices.

  NBC reported a 10% increase in revenues, reflecting growth across the business and particularly strong results in cable operations. Operating profit was 17% higher than a year ago primarily reflecting a strong marketplace, improved results in network operations, cable, and stations, which more than offset higher license fees associated with renewal of certain sports and prime-time programs.

  Plastics revenues were 16% higher than a year ago, primarily as a result of double-digit volume increases across all segments of the business. Operating profit increased by 11% as the growth in volume and higher selling prices were partially offset by higher raw material costs.

  Power Systems revenues increased 60%, reflecting sharply higher volume in gas turbines and continued growth in product services. Operating profit rose 46%, primarily as a result of the growth in volume and higher selling prices.

  Technical Products & Services revenues increased 17% from the second quarter of 1999, primarily as a result of growth at Medical Systems, which reported sharply higher equipment volume, including acquisitions, and continued growth in product services. Operating profit grew 26% in the second quarter, reflecting productivity and volume growth at Medical Systems, which more than offset lower results at Global Exchange Services.

B. Results of Operations – First Half of 2000 Compared With First Half of 1999

         Earnings for the six months ended June 30, 2000, were $5.970 billion, up 20% from $4.975 billion in 1999's first half. Earnings per share increased 18% to $0.59 from $0.50.

         Consolidated revenues for the first six months of 2000 aggregated $62.9 billion, up 22% from last year. GE's sales of goods and services were 19% higher, with improvements led by double-digit increases at Power Systems, Medical Systems, Plastics and NBC. Operating profit increased at all seven of GE's industrial operating segments; six segments had double-digit growth, led by Power Systems, Technical Products and Services, Industrial Products and Systems, and Aircraft Engines.

         Operating margin in the first half of 2000 was 18.9% of sales, compared with last year's 17.9%. The improvement in operating margin reflects the increasing benefits from GE's focus on product services, Six Sigma quality and e-Business initiatives.

Segment Analysis:

         The following comments compare revenues and segment profit by industry segment for the first half of 2000 with the same period of 1999.

  Aircraft Engines revenues increased 2% over the first half of 1999, reflecting volume growth in military engines and product services. Operating profit was 18% higher as productivity and the volume growth more than offset higher costs.

  Appliances revenues were 10% higher than in the first half of 1999, primarily as a result of volume growth, reflecting both market share gains and industry growth. Operating profit increased 2% as productivity and volume growth were largely offset by lower selling prices and increased spending on new products.

  GE Capital Services earnings for the first six months of 2000 rose to $2.487 billion, up 17% from last year's $2.124 billion, reflecting strong double-digit increases in Specialized Financing, Consumer Services, and Mid-Market Financing activities. The overall improvement in earnings was largely attributable to a higher level of asset gains and the effects of continued asset growth, principally from acquisitions of businesses and portfolios.

  Industrial Products and Systems revenues were 7% higher than a year ago, reflecting good volume increases across most businesses in the segment which more than offset lower selling prices. Operating profit increased 20% as strong productivity across the segment more than offset the effects of lower selling prices and higher costs.

  NBC reported a 17% increase in operating profit on revenues that were 13% higher than a year ago. The improvement in revenues and operating profit reflected growth in network operations, cable, and stations, with the effects on operating profit somewhat reduced by higher license fees associated with renewal of certain sports and prime-time programs.

  Plastics operating profit increased 11% on revenues that were 15% ahead of the first half of 1999. The increase in revenues resulted from good volume growth across all segments of the business. The increase in operating profit was primarily attributable to improved volume and higher selling prices, which were partially offset by higher raw material costs.

  Power Systems revenues increased 72%, reflecting sharply higher volume in gas turbines and continued growth in product services. Operating profit increased 70%, primarily as a result of the increase in volume coupled with higher selling prices.

  Technical Products & Services revenues increased 17% from the first half of 1999, principally as a result of sharply higher volume at Medical Systems, including the contribution of acquisitions. Operating profit grew 26% reflecting strong volume growth and productivity at Medical Systems which more than offset lower results at Global Exchange Services.

C. Financial Condition

         With respect to the Condensed Statement of Financial Position, consolidated assets of $424.0 billion at June 30, 2000, were $18.8 billion higher than at December 31, 1999.

         GE assets were $88.0 billion at June 30, 2000, an increase of $5.4 billion from December 31, 1999. The increase was primarily attributable to increases in cash ($1.7 billion) and all other assets ($1.5 billion). The change in all other assets resulted primarily from an increase in the prepaid pension asset.

         GECS assets increased by $16.2 billion from the end of 1999. The increase in assets was largely attributable to the acquisition of certain assets and liabilities of Toho Mutual Life Insurance of Japan (Toho), an entity that was insolvent. Under the terms of the acquisition, which was consummated in the first quarter, GECS acquired $13.2 billion in cash, as well as financing receivables and other assets in exchange for assuming Toho's existing insurance policyholder liabilities. The significant cash position of Toho at the date of acquisition reflected the liquidity needs of the business including policyholder redemptions that have occurred through June 30, 2000, and are expected to continue over the remainder of the six month period following the acquisition.

         GECS cash increased $3.6 billion, largely as a result of the addition of cash in connection with the Toho acquisition, partially offset by payments for policyholder redemptions and investment of funds at Toho. GE Capital's financing receivables, which, net of the allowance for losses, aggregated $143.4 billion at the end of the second quarter, increased $5.8 billion from year-end 1999. The increase resulted principally from the addition of financing receivables of Toho. Management believes that GE Capital's allowance for losses of $3.9 billion at June 30, 2000, is the best estimate of probable losses inherent in the portfolio given its strength and diversity and current economic circumstances. Other assets increased $3.6 billion, primarily reflecting growth in "separate accounts," which are investments controlled by policyholders, as well as acquired real estate ventures of Toho.

         Consolidated liabilities of $373.2 billion at June 30, 2000, were $15.8 billion higher than the year-end 1999 balance of $357.4 billion. GE liabilities increased $1.9 billion; GECS liabilities increased $16.0 billion.

         GE total borrowings were $2.0 billion ($1.3 billion short-term and $0.7 billion long-term) at June 30, 2000, a decrease of $1.0 billion from December 31, 1999. GE's ratio of debt to total capital at the end of June 2000 was 4.0% compared with 6.4% at the end of last year and 6.7% at June 30, 1999.

         GECS liabilities increased to $336.3 billion compared with $320.3 billion at the end of 1999. The increase was principally attributable to additions to insurance liabilities of $19.9 billion from year-end 1999, primarily the assumption of policyholder liabilities of Toho, as well as increases in separate accounts and additions to reserves related to core growth. Short-term borrowings decreased $7.9 billion from year-end 1999, while long-term borrowings increased by $6.1 billion.

         With respect to cash flows, consolidated cash and equivalents were $12.1 billion at June 30, 2000, an increase of $3.5 billion during the first half. Cash and equivalents were $5.1 billion at June 30, 1999, an increase of $0.8 billion during last year's first half.

         GE's cash and equivalents increased $1.7 billion during the first half of 2000 to $3.7 billion at June 30, 2000. Cash provided from operating activities was $5.9 billion during the first six months of 2000, compared with $4.7 billion in the first half of 1999, reflecting continuing improvements in earnings as well as higher progress collections and accounts payable during the period. Cash used for investing activities ($1.4 billion) principally resulted from business acquisitions and investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies. Cash used for financing activities ($2.8 billion) included $1.1 billion for net reduction of debt, $1.1 billion for repurchases of the Company's common stock under the share repurchase program and $2.7 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first half of last year.

         GE's cash and equivalents increased $0.2 billion during the first half of 1999 to $1.3 billion at June 30, 1999. Cash provided from operating activities was $4.7 billion during the first six months of 1999, compared with $3.5 billion in the first half of 1998, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities ($1.0 billion) principally resulted from business acquisitions and investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies. Cash used for financing activities ($3.5 billion) included $1.3 billion for net reduction of debt, $0.9 billion for repurchases of the Company's common stock under the share repurchase program and $2.3 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first half of 1998.

         GECS cash and equivalents increased by $3.6 billion during the first half of 2000 to $10.6 billion, principally as a result of cash acquired in connection with the Toho acquisition. Cash provided from operating activities was $0.8 billion during the first six months of 2000, compared with $6.9 billion during the first half of 1999. The decrease in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions associated with the Toho acquisition and a smaller decrease in mortgages held for resale. Cash from financing activities totaled $13.4 billion, primarily as a result of insurance policyholder liabilities assumed in the Toho acquisition, the effect of which was partially offset by net reductions in debt. The principal use of GECS cash during the period was for investing activities ($10.6 billion), a majority of which was attributable to investments in securities, financing receivables and property, plant and equipment.

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

Subsequent Event

         On July 12, 2000, Union Bank of Switzerland (UBS) and Paine Webber Group, Inc. (PaineWebber) announced that they had entered into a definitive merger agreement (the UBS merger agreement). GE Capital Services holds 31,523,600 shares of PaineWebber common stock and would realize a pretax gain of about $1.4 billion if the merger is completed under the terms of the UBS merger agreement. GE Capital Services has agreed with UBS to vote in favor of the merger. Fifty percent of the GE Capital Services holdings of PaineWebber securities is classified as trading securities; changes in the share price of those securities will be recognized in earnings prior to consummation. Thus, for example, an increase in the share price of PaineWebber from June 30, 2000, to the price in the UBS merger agreement would result in recognition of approximately $0.4 billion of the total pretax gain. The UBS merger agreement is subject to a number of conditions that are not within the control of GE, resolution of which will affect the amount and timing of proceeds, if any, realized from the transaction. At this time, management is unable to predict the outcome of these matters.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Share Owners of General Electric Company was held on April 26, 2000.
(b)	All director nominees were elected.
(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters, prior to reflecting the 3-for-1 stock split authorized at the meeting, are as follows:

Proposals and Vote Tabulations
		Votes Cast
		For	Against	Abstain	Broker Non-votes

Management Proposals
	Approval of the appointment of independent auditors for 2000	2,712,966,091	6,015,215	12,601,953	0
	Approval of proposal to increase number of authorized shares to permit 3-for-1 stock split	2,713,784,070	7,876,284	9,922,905	0
Share Owner Proposals
(1)	Relating to cumulative voting	469,832,858	1,625,698,012	165,258,248	470,794,141
(2)	Relating to workplace code of conduct	165,274,082	1,947,514,223	148,000,813	470,794,141
(3)	Relating to globalization report	110,293,830	2,045,341,867	105,153,421	470,794,141
(4)	Relating to nuclear power report	134,039,678	2,023,990,133	102,759,307	470,794,141
(5)	Relating to landmine and cluster bomb production	65,547,447	2,085,059,541	110,182,130	470,794,141
(6)	Relating to executive compensation review	143,309,488	2,013,235,681	104,243,949	470,794,141
(7)	Relating to environmental education report	191,628,265	1,967,675,823	101,485,030	470,794,141
(8)	Relating to report on PCB cleanup costs	194,376,601	1,966,606,605	99,805,912	470,794,141
(9)	Relating to non-employee directors retirement plan	738,221,197	1,442,525,956	80,041,965	470,794,141
(10)	Relating to political and lobbying expense report	160,680,766	1,997,257,492	102,850,860	470,794,141
(11)	Foreign military sales	115,082,065	2,031,105,138	114,601,915	470,794,141

Election of Directors

Director	Votes Received	Votes Withheld
James I. Cash, Jr.	2,705,123,787	26,459,472
Silas S. Cathcart	2,699,574,679	32,008,580
Dennis D. Dammerman	2,701,983,587	29,599,672
Paolo Fresco	2,701,063,440	30,519,819
Ann M. Fudge	2,699,428,596	32,154,663
Claudio X. Gonzalez	2,705,115,775	26,467,484
Andrea Jung	2,705,581,048	26,002,211
Kenneth G. Langone	2,700,496,393	31,086,866
Scott G. McNealy	2,686,782,933	44,800,326
Gertrude G. Michelson	2,703,409,506	28,173,753
Sam Nunn	2,684,665,305	46,917,954
Roger S. Penske	2,668,406,734	63,176,525
Frank H. T. Rhodes	2,703,930,050	27,653,209
Andrew C. Sigler	2,705,163,386	26,419,873
Douglas A. Warner III	2,687,132,585	44,450,674
John F. Welch, Jr.	2,704,750,145	26,833,114

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges. Exhibit 27. Financial Data Schedule
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed consolidated financial statements in this report.
b.	Reports on Form 8-K during the quarter ended June 30, 2000.
Report on Form 8-K (Items 5 and 7) filed on May 1, 2000, regarding amendment of the Company's Restated Certificate of Incorporation to change and increase the Company's authorized common stock from 4,400,000,000 shares, par value $0.16 per share, to 13,200,000,000 shares, par value $0.06 per share, and in so doing split the common stock (including outstanding and treasury shares) on a 3-for-1 basis.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 26, 2000	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer