Form 10-Q
period 2000-09-30
GENERAL ELECTRIC CO
filed 2000-10-26
CIK 40545

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

                (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No __

          There were 9,908,802,000 shares with a par value of $0.06 per share outstanding at September 30, 2000.

General Electric Company

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Third quarter ended September 30 (Unaudited)
(Dollars, except per-share amounts, in millions)	Consolidated				GE		GECS
	2000		1999		2000	1999	2000	1999

Sales of goods	$13,311		$11,846		$10,919	$9,495	$2,392	$2,352
Sales of services	4,609		3,669		4,659	3,733	–	–
Earnings of GECS	–		–		1,478	1,262	–	–
GECS revenues from services	13,981		11,597		–	–	14,052	11,650
Other income	113		88		133	95	–	–

Total revenues	32,014		27,200		17,189	14,585	16,444	14,002

Cost of goods sold	9,663		8,536		7,456	6,412	2,207	2,124
Cost of services sold	3,396		2,661		3,447	2,725	–	–
Interest and other financial charges	2,859		2,455		148	191	2,765	2,291
Insurance losses and policyholder
and annuity benefits	3,731		2,764		–	–	3,731	2,764
Provision for losses on financing receivables	463		227		–	–	463	227
Other costs and expenses	7,262		6,647		2,096	1,879	5,202	4,802
Minority interest in net earnings of
consolidated affiliates	110		92		54	43	56	49

Total costs and expenses	27,484		23,382		13,201	11,250	14,424	12,257

Earnings before income taxes	4,530		3,818		3,988	3,335	2,020	1,745
Provision for income taxes	(1,350)		(1,165)		(808)	(682)	(542)	(483)

Net earnings	$3,180		$2,653	;	$3,180	$2,653	$1,478	$1,262

Net earnings per share (a)
Diluted	$0.32		$0.27
Basic	$0.32		$0.27

Dividends declared per share (a)	$0.13	2/3	$0.11	2/3

(a) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
(Dollars, except per-share amounts, in millions)	Consolidated			GE		GECS
	2000	1999		2000	1999	2000	1999

Sales of goods	$39,852	$33,335		$32,829	$27,382	$7,030	$5,953
Sales of services	13,356	11,400		13,533	11,608	–	–
Earnings of GECS	–	–		3,965	3,386	–	–
GECS revenues from services	41,345	33,644		–	–	41,565	33,810
Other income	319	396		371	438	–	–

Total revenues	94,872	78,775		50,698	42,814	48,595	39,763

Cost of goods sold	28,800	23,916		22,292	18,474	6,515	5,441
Cost of services sold	9,326	8,005		9,503	8,213	–	–
Interest and other financial charges	8,655	7,122		660	595	8,146	6,641
Insurance losses and policyholder
and annuity benefits	10,513	8,088		–	–	10,513	8,088
Provision for losses on financing receivables	1,405	1,048		–	–	1,405	1,048
Other costs and expenses	22,430	19,180		6,157	5,468	16,394	13,807
Minority interest in net earnings of
consolidated affiliates	305	254		146	122	159	132

Total costs and expenses	81,434	67,613		38,758	32,872	43,132	35,157

Earnings before income taxes	13,438	11,162		11,940	9,942	5,463	4,606
Provision for income taxes	(4,288)	(3,534)		(2,790)	(2,314)	(1,498)	(1,220)

Net earnings	$9,150	$7,628	;	$9,150	$7,628	$3,965	$3,386

Net earnings per share (a)
Diluted	$0.91	$0.76
Basic	$0.93	$0.78

Dividends declared per share (a)	$0.41	$0.35

(a) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)	Consolidated		GE		GECS
	9/30/00	12/31/99	9/30/00	12/31/99	9/30/00	12/31/99

Cash and equivalents	$8,781	$8,554	$4,377	$2,000	$7,132	$6,931
Investment securities	89,241	81,758	1,084	1,273 ;	88,157	80,485
Current receivables	9,494	8,531	9,664	8,743	–	–
Inventories	8,466	7,007	6,824	5,798	1,642	1,209
Financing receivables – net	134,111	134,215	–	–	134,111	134,215
Other GECS receivables	38,079	33,122	–	–	39,468	34,095
Property, plant and equipment (including
equipment leased to others) – net	40,907	41,022	12,520	12,381	28,387	28,641
Investment in GECS	–	–	22,361	20,321	–	–
Intangible assets – net	27,136	26,010	11,938	11,262	15,198	14,748
All other assets	74,926	64,981	23,515	20,805	51,904	44,694

Total assets	$431,141	$405,200	$92,283	$82,583	$365,999	$345,018

Short-term borrowings	$121,897	$130,346	$1,210	$2,245	$124,071	$129,259
Accounts payable, principally trade accounts	14,610	13,676	5,177	5,068	10,875	9,749
Other GE current liabilities	21,295	17,194	21,295	17,013	–	–
Long-term borrowings	75,813	71,427	750	722	75,076	70,766
Insurance liabilities, reserves
and annuity benefits	107,183	86,776	–	–	107,183	86,776
All other liabilities	28,802	28,772	14,725	13,872	14,018	14,801
Deferred income taxes	8,918	9,238	459	283	8,459	8,955

Total liabilities	378,518	357,429	43,616	39,203	339,682	320,306

Minority interest in equity of		;
consolidated affiliates	4,878	5,214	922	823	3,956	4,391 ;

Accumulated unrealized gains (losses)
on investment securities – net (a)	144	626	144	626	(104)	170
Accumulated currency translation
adjustments (a)	(2,428)	(1,370)	(2,428)	(1,370)	(713)	(384)
Common stock (9,908,802,000 and
9,854,528,000 shares outstanding
at September 30, 2000 and
December 31, 1999, respectively) (b)	669	594	669	594	1	1
Other capital	14,230	10,790	14,230	10,790	2,752	2,682
Retained earnings	59,575	54,484	59,575	54,484	20,425	17,852
Less common stock held in treasury	(24,445)	(22,567)	(24,445)	(22,567)	–	–

Total share owners' equity	47,745	42,557	47,745	42,557	22,361	20,321

Total liabilities and equity	$431,141	$405,200	$92,283	$82,583	$365,999	$345,018

(a) The sum of accumulated unrealized gains (losses) on investment securities-net and accumulated currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was $(2,284) million and $(744) million at September 30, 2000 and December 31, 1999, respectively.

(b) Adjusted to reflect the three-for-one stock split effective on April 27, 2000.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." September data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
(Dollars in millions)	Consolidated			GE		GECS
	2000	1999		2000	1999	2000	1999

Cash flows – operating activities
Net earnings	$9,150	$7,628	;	$9,150	$7,628	$3,965	$3,386
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of
property, plant and equipment	3,846	3,602 ;		1,365	1,302	2,481	2,300
Amortization of goodwill and other intangibles	1,913	1,255		366	408	1,547	847
Earnings retained by GECS	–	–		(2,573)	(2,118)	–	–
Deferred income taxes	493	96		469	538	24	(442)
Decrease (increase) in GE current receivables	(698)	301		(656)	403	–	–
Decrease (increase) in inventories	(962)	(355)		(529)	(518)	(433)	163
Increase (decrease) in accounts payable	2,242	(500)		(38)	(49)	2,581	602
Increase (decrease) in insurance liabilities,
reserves and annuity benefits	(1,892)	2,830		–	–	(1,892)	2,830
Provision for losses on financing receivables	1,405	1,048		–	–	1,405	1,048
All other operating activities	(4,236)	225		2,389	(170)	(6,673)	(188)

Cash from operating activities	11,261	16,130		9,943	7,424	3,005	10,546

Cash flows - investing activities
Additions to property, plant and equipment
(including equipment leased to others)	(9,748)	(8,629)		(1,865)	(1,070)	(7,883)	(7,559)
Net increase in GECS financing receivables	(3,175)	(6,356)		–	–	(3,175)	(6,356)
Payments for principal businesses purchased	(1,085)	(7,845)		(682)	(1,171)	(403)	(6,674)
All other investing activities	(9,798)	601		56	106	(9,978)	394

Cash used for investing activities	(23,806)	(22,229)		(2,491)	(2,135)	(21,439)	(20,195)

Cash flows - financing activities
Net change in borrowings (maturities
90 days or less)	3,650	(5,889)		(941)	(774)	6,819	(5,339)
Newly issued debt (maturities
longer than 90 days)	27,655	27,677		546	459	27,061	27,147
Repayments and other reductions (maturities
longer than 90 days)	(27,426)	(10,343)		(727)	(588)	(26,699)	(9,755)
Net dispositions (purchases) of GE shares	93	(742)		93	(742)	–	–
Dividends paid to share owners	(4,046)	(3,440)		(4,046)	(3,440)	(1,392)	(1,268)
Cash received upon assumption of
Toho Mutual Life Insurance Company
insurance liabilities	13,177	–		–	–	13,177	–
All other financing activities	(331)	631		–	–	(331)	631

Cash from (used for) financing activities	12,772	7,894		(5,075)	(5,085)	18,635	11,416

Increase in cash and equivalents	227	1,795		2,377	204	201	1,767
Cash and equivalents at beginning of year	8,554	4,317		2,000	1,175	6,931	3,342

Cash and equivalents at September 30	$8,781	$6,112		$4,377	$1,379	$7,132	$5,109

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Third quarter ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(Dollars in millions)	2000	1999	2000	1999

Revenues
GE
Aircraft Engines	$2,580	$2,659	$7,770	$7,727
Appliances	1,495	1,449	4,451	4,126
Industrial Products and Systems	2,777	2,802	8,599	8,226
NBC	1,895	1,076	5,244	4,038
Plastics	1,970	1,690	5,845	5,046
Power Systems	3,521	2,464	10,469	6,507
Technical Products and Services	1,902	1,601	5,556	4,721
Eliminations	(522)	(477)	(1,547)	(1,248)

Total GE segment revenues	15,618	13,264	46,387	39,143
Corporate items	93	59	346	285
GECS net earnings	1,478	1,262	3,965	3,386

Total GE revenues	17,189	14,585	50,698	42,814
GECS segment revenues	16,444	14,002	48,595	39,763
Eliminations -a)	(1,619)	(1,387)	(4,421)	(3,802)

Consolidated revenues	$32,014	$27,200	$94,872	$78,775

Segment profit
GE
Aircraft Engines	$614	$536	$1,781	$1,527
Appliances	159	137	503	475
Industrial Products and Systems	497	491	1,614	1,424
NBC	292	265	1,321	1,143
Plastics	487	390	1,443	1,255
Power Systems	670	397	1,875	1,104
Technical Products and Services	439	316	1,192	912

Total GE operating profit	3,158	2,532	9,729	7,840
GECS net earnings	1,478	1,262	3,965	3,386

Total segment profit	4,636	3,794	13,694	11,226
GE interest and other financial charges	(148)	(191)	(660)	(595)
GE provision for income taxes	(808)	(682)	(2,790)	(2,314)
Corporate items and eliminations	(500)	(268)	(1,094)	(689)

Consolidated net earnings	$3,180	$2,653	$9,150	$7,628

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

     2. The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     3. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.

	Third quarter ended
(Dollars in millions)	9/30/00	9/30/99

Net earnings	$3,180	$2,653
Unrealized gains (losses) on investment securities – net	434	(563)
Foreign currency translation adjustment losses – net	(509)	54

Total	$3,105	$2,144

	Nine months ended
	9/30/00	9/30/99

Net earnings	$9,150	$7,628
Unrealized losses on investment securities – net	(482)	(2,320)
Foreign currency translation adjustment losses – net	(1,058)	(480)

Total	$7,610	$4,828

     4. The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for GE on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at September 30, 2000, the effects on its financial statements of adopting SFAS No. 133, as amended, would have been to reduce net earnings and share owner's equity by less than $100 million and $500 million, respectively. However, the transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual derivatives and related hedged positions, (2) market values of derivatives and hedged positions, and (3) further interpretation of SFAS No. 133 by the FASB.

     5. Inventories consisted of the following:

	At
(Dollars in millions)	9/30/00	12/31/99

GE
Raw materials and work in process	$4,170	$3,438
Finished goods	3,319	3,054
Unbilled shipments	223	233
Revaluation to LIFO	(888)	(927)

	6,824	5,798

GECS
Finished goods	1,642	1,209

Total	$8,466	$7,007

     6. Property, plant and equipment (including equipment leased to others) consisted of the following:

	At
(Dollars in millions)	9/30/00	12/31/99

Original cost
GE	$30,950	$30,199
GECS	38,663	38,160

Total	69,613	68,359

Accumulated depreciation and amortization
GE	18,430	17,818
GECS	10,276	9,519

Total	28,706	27,337

Property, plant and equipment – net
GE	12,520	12,381
GECS	28,387	28,641

Total	$40,907	$41,022

     7. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Third quarter ended
(Dollar amounts and shares in millions;	9/30/00		9/30/99
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$3,180	$3,180	$2,653	$2,653
Dividend equivalents – net of tax	3	–	2	–

Net earnings available for per-share calculation	$3,183	$3,180	$2,655	$2,653

Average equivalent shares
Shares of GE common stock	9,906	9,906	9,839	9,839
Employee compensation-related shares,
including stock options	162	–	160	–

Total average equivalent shares	10,068	9,906	9,999	9,839

Net earnings per share	$0.32	$0.32	$0.27	$0.27

	Nine months ended
	9/30/00		9/30/99
	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$9,150	$9,150	$7,628	$7,628
Dividend equivalents – net of tax	8	–	6	–

Net earnings available for per-share calculation	$9,158	$9,150	$7,634	$7,628

Average equivalent shares
Shares of GE common stock	9,888	9,888	9,828	9,828
Employee compensation-related shares,
including stock options	162	–	162	–

Total average equivalent shares	10,050	9,888	9,990	9,828

Net earnings per share	$0.91	$0.93	$0.76	$0.78

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations -- Third Quarter of 2000 Compared with Third Quarter of 1999

     General Electric Company earnings per share increased 19% to $.32, up from last year's $.27, and net earnings increased 20% to $3.180 billion. Both earnings per share and earnings were records for the quarter.

     Revenues for the third quarter increased to a record $32.0 billion, 18% above last year's quarter, reflecting continued growth from globalization and product services.

     Excluding the effects of a third-quarter retirement benefit provision associated with the new labor agreement, GE's third-quarter operating margin was 17.6% of sales, up from last year's 16.7%, reflecting increasing benefits from GE's focus on product services, Six Sigma quality and e-Business initiatives. GE's reported third-quarter operating margin was 16.6%.

     GE's industrial businesses achieved revenue growth of 18% above third quarter 1999. Operating profit for six of seven operating segments increased by double digits -- led by Power Systems, Medical Systems, Plastics and Aircraft Engines.

     GE Capital Services' third-quarter earnings rose to $1.478 billion, 17% above last year's $1.262 billion. These record results reflect the globalization and diversity of GE Capital's businesses, with strong double-digit increases in its Specialized Financing, Consumer Services, Equipment Management and Mid-Market Financing segments.

     Cash generated from GE's operating activities during the first nine months was a record $9.9 billion, up 34% from last year's $7.4 billion. As part of the $22 billion share repurchase program, GE purchased $495 million of its stock during the third quarter to reach $17.0 billion -- 943 million shares -- purchased since December 1994.

Segment Analysis:

     The comments that follow compare revenues and operating profit by operating segment for the third quarters of 2000 and 1999.

     • Aircraft Engines reported a 15% increase in operating profit despite revenues that were 3% lower compared with the third quarter of 1999. The decrease in revenues primarily reflected a higher proportion of small engines compared with last year, as well as lower product service revenues. The improvement in operating profit was primarily attributable to strong productivity and higher selling prices.

     • Appliances revenues increased 3% over the third quarter of 1999, as higher volume more than offset lower selling prices. Operating profit increased 16% largely as a result of productivity and higher volume from new products which more than offset lower selling prices.

     • GE Capital Services third-quarter earnings rose to $1.478 billion, up 17% from last year's $1.262 billion, with strong double-digit increases in its Specialized Financing, Consumer Services, Equipment Management and Mid-Market Financing activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios, higher origination volume, and the inclusion of an after tax gain of $226 million on the portion of the investment in PaineWebber common stock, which is classified as trading securities. These increases were partially offset by unusual after-tax charges of $239 million for asset writedowns, employee severance and other facilities costs in connection with third quarter decisions to rationalize certain information technology and mortgage servicing operations.

     • Industrial Products and Systems reported a 1% increase in operating profit on revenues that were 1% lower than a year ago. The decrease in revenues primarily reflected lower volume at Transportation Systems, which had a very strong 1999 quarter. The improvement in segment operating profit was primarily attributable to productivity and higher volume at Lighting and Industrial Systems, partially offset by the effects of lower selling prices across most businesses in the segment.

     • NBC reported a 76% increase in revenues largely as a result of its coverage of the 2000 Summer Olympic Games, as well as continued growth in cable operations, particularly at CNBC. Operating profit increased 10% reflecting a strong marketplace, improved results in network operations, cable, and stations, which more than offset higher license fees associated with renewal of certain sports and prime-time programs.

     • Plastics operating profit increased 25% on revenues that were 17% higher than a year ago. The increase in both revenues and earnings were primarily attributable to higher volume and improved selling prices.

     • Power Systems revenues increased 43%, primarily as a result of sharply higher volume in gas turbines and continued growth in product services, including acquisitions. Operating profit rose 69%, reflecting the increase in volume as well as productivity.

     • Technical Products & Services revenues increased 19% from the third quarter of 1999, principally as a result of sharply higher volume at Medical Systems, including acquired businesses. Operating profit grew 39%, reflecting volume growth at Medical Systems and productivity, which more than offset lower selling prices across the segment.

B. Results of Operations -- First Nine Months of 2000 Compared With First Nine Months of 1999

     Net earnings were $9.150 billion in the first nine months of 2000, up 20% from $7.628 billion in the first nine months of 1999. Earnings per share increased 20% to $0.91 from $0.76. Management indicated that it is comfortable with the First Call analysts' consensus estimate of $1.27 per share for the full year 2000.

     Consolidated revenues for the first nine months of 2000 aggregated $94.9 billion, up 20% from $78.8 billion in the first nine months of 1999. GE's sales of goods and services were 19% higher, led by Power Systems, NBC and Medical Systems. The improvement in sales was largely attributable to increases in the volume of goods and services sold,  partially offset by the effects of lower selling prices overall.

     Excluding the effects of a third-quarter retirement benefit provision associated with the new labor agreement, operating margin in the first nine months of 2000 was 18.5% of sales, an improvement over last year's 17.5%. The growth reflects increasing benefits from GE's focus on product services, Six Sigma quality and e-Business initiatives. GE's reported operating margin was 18.1%.

Segment Analysis:

     The following comments compare revenues and operating profit by industry segment for the first nine months of 2000 with the same period of 1999.

     • Aircraft Engines reported revenues that were 1% higher than a year ago, primarily as a result of higher military engine sales and slightly higher volume in product services. Operating profit increased 17%, reflecting productivity and growth in product services, which more than offset higher costs.

     • Appliances revenues were up 8% compared with the first nine months of 1999, as volume increases more than offset lower selling prices. Operating profit increased 6% as productivity and higher volume more than offset the decrease in selling prices and increased spending on new products.

     • GE Capital Services year-to-date earnings rose to $3.965 billion, up 17% from last year's $3.386 billion, reflecting strong double-digit increases in Consumer Services, Mid-Market Financing and Specialized Financing activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios, higher origination volume, a higher level of asset gains, and the inclusion of an after-tax gain of $226 million on the portion of the investment in PaineWebber common stock classified as trading securities. These increases were partially offset by unusual after-tax charges of $239 million for asset writedowns, employee severance and other facilities costs in connection with third quarter decisions to rationalize information technology and mortgage servicing operations.

     • Industrial Products and Systems reported a 13% increase in operating profit on revenues that were 5% higher than a year ago. The increase in revenues primarily reflected volume increases at Lighting and Industrial Systems. The improvement in operating profit was primarily attributable to productivity across the segment, which was partially offset by the effects of lower selling prices.

     • NBC revenues increased 30%, primarily as a result of its coverage of the 2000 Summer Olympic Games, as well as continuing growth in cable operations, particularly at CNBC. Operating profit increased 16% reflecting growth in network, cable operations, and owned and operated stations, somewhat reduced by higher license fees associated with renewal of certain sports and prime-time programs.

     • Plastics operating profit increased 15% on revenues that were 16% higher than a year ago. The increase in both revenues and earnings were primarily attributable to higher volume and improved selling prices.

     • Power Systems revenues increased 61%, primarily as a result of sharply higher volume in gas turbines and continued growth in product services, including acquisitions. Operating profit rose 70%, reflecting productivity and the increase in volume.

     • Technical Products & Services revenues increased 18% over last year, reflecting sharply higher volume at Medical Systems, including acquired businesses. Operating profit grew 31%, largely as a result of volume growth at Medical Systems which more than offset lower selling prices across the segment.

C. Financial Condition

     With respect to the Condensed Statement of Financial Position, consolidated assets of $431.1 billion at September 30, 2000, were $25.9 billion higher than at December 31, 1999.

     GE assets were $92.3 billion at September 30, 2000, an increase of $9.7 billion from December 31, 1999. The increase was primarily attributable to increases in cash ($2.4 billion), normal seasonal increases in inventory ($1.0 billion), earnings retained by GECS ($2.6 billion) and all other assets ($2.7 billion). The change in all other assets resulted primarily from an increase in the prepaid pension asset as well as increases in miscellaneous investments.

     GECS assets increased by $21.0 billion from the end of 1999. The increase in assets was largely attributable to the acquisition of certain assets and the assumption of liabilities of Toho Mutual Life Insurance of Japan (Toho), an entity that was insolvent when acquired. Under the terms of the acquisition, which was consummated in the first quarter, GECS acquired approximately $13.2 billion in cash, as well as investment securities and other receivables in exchange for assuming Toho's existing insurance policyholder liabilities. The significant cash position of Toho at the date of acquisition reflected the liquidity needs of the business including significant policyholder redemptions that occurred through September 30, 2000.

     GECS investment securities increased by $7.7 billion from year-end 1999, largely as a result of the acquisition of Toho. Other assets increased $7.2 billion, primarily reflecting growth in "separate accounts," which are investments controlled by policyholders, as well as acquired real estate ventures of Toho. GE Capital's financing receivables, which, net of the allowance for losses, aggregated $134.1 billion at the end of the third quarter, decreased $0.1 billion from year-end 1999. Management believes that GE Capital's allowance for losses of $3.7 billion at September 30, 2000, is the best estimate of probable losses inherent in the portfolio given its strength and diversity and current economic circumstances.

     Consolidated liabilities of $378.5 billion at September 30, 2000, were $21.1 billion higher than the year-end 1999 balance of $357.4 billion.

     GE liabilities increased $4.4 billion to $43.6 billion. Total borrowings were $2.0 billion ($1.2 billion short term and $0.8 billion long term) at September 30, 2000, a decrease of $1.0 billion from December 31, 1999. The ratio of debt to total capital for GE at the end of the third quarter was 3.9% compared with 6.4% at the end of last year and 7.6% at September 30, 1999.

     GECS liabilities increased $19.4 billion to $339.7 billion, compared with $320.3 billion at the end of 1999. The increase was principally attributable to additions to insurance liabilities of $20.4 billion from year-end 1999, primarily the assumption of policyholder liabilities of Toho, as well as increases in separate accounts and additions to reserves related to core growth. Short-term borrowings decreased $5.2 billion from year-end 1999, while long-term borrowings increased by $4.3 billion.

     With respect to cash flows, consolidated cash and equivalents were $8.8 billion at September 30, 2000, an increase of $0.2 billion during the first nine months of 2000. Cash and equivalents were $6.1 billion at September 30, 1999, an increase of $1.8 billion since the beginning of the year.

     GE cash and equivalents increased $2.4 billion during the first nine months of 2000 to $4.4 billion at September 30, 2000. Cash provided from 2000 operating activities was $9.9 billion, an increase of 34% over the $7.4 billion reported for the first nine months of 1999, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities ($2.5 billion) principally represented investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities ($5.1 billion) included $1.6 billion for repurchases of common stock under the share repurchase program and $4.0 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first nine months of last year.

     GE cash and equivalents increased $0.2 billion during the first nine months of 1999 to $1.4 billion at September 30, 1999. Cash provided from 1999 operating activities was $7.4 billion, an increase of 25% over the $5.9 billion reported for the first nine months of 1998, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities ($2.1 billion) principally represented acquisition of businesses and investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities ($5.1 billion) included $1.4 billion for repurchases of common stock under the share repurchase program and $3.4 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first nine months of 1998.

     GECS cash and equivalents increased $0.2 billion during the first nine months of 2000. Cash provided from operating activities totaled $3.0 billion, compared with $10.5 billion for the first nine months of 1999. The decrease in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions associated with the Toho acquisition and a smaller decrease in mortgages held for resale. Cash from financing activities totaled $18.6 billion, primarily as a result of insurance policyholder liabilities assumed in the Toho acquisition. The principal use of GECS cash during the period was for investing activities ($21.4 billion), a majority of which was attributable to growth in financing receivables, property, plant and equipment and higher net purchases of investment securities, which are included in "all other" investing activities.

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

D. Pending Transaction

     On July 12, 2000, Union Bank of Switzerland (UBS) and PaineWebber announced they had entered into a definitive merger agreement (the UBS merger agreement). Through GE Capital Services, GE holds 31,523,600 shares of PaineWebber common stock and has voted in favor of the merger. Fifty percent of the holdings of PaineWebber securities are classified as trading securities; the increase in the share price of those securities through September 30, 2000, has thus been recognized as a pre-tax gain of $369 million. If the merger is completed under the terms of the UBS merger agreement, an additional pre-tax gain of approximately $1.0 billion would be realized. The UBS merger agreement is subject to a number of conditions that are not within the control of GE, resolution of which will affect the amount and timing of proceeds realized from the transaction.

E. Subsequent Event

     On October 22, 2000, General Electric and Honeywell announced that GE agreed to acquire Honeywell in a tax-free merger. The details of this transaction are discussed in the Company's 8-K filing dated October 23, 2000.

F. Forward Looking Statement

     This quarterly report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. More detailed information about those factors is contained in GE's 1999 Annual Report on Form 10-K.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges. Exhibit 27. Financial Data Schedule
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed consolidated financial statements in this report.
b.	Reports on Form 8-K during the quarter ended September 30, 2000.
Report on Form 8-K (Item 5) filed on October 23, 2000, regarding merger agreement between General Electric and Honeywell.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 26, 2000	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer