Form 10-K
period 2000-12-31
GENERAL ELECTRIC CO
filed 2001-03-23
CIK 40545

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2000	Commission file number 1-35
or
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______

General Electric Company

(Exact name of registrant as specified in charter)

New York	14-0689340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06431-0001	203/373-2211
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.06 per share	New York Stock Exchange Boston Stock Exchange

          There were 9,932,928,724 shares of voting common stock with a par value of $0.06 outstanding at March 4, 2001. These shares, which constitute all of the outstanding common equity of the registrant, had an aggregate market value on March 5, 2001, of $447.9 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

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

Documents Incorporated by Reference

          The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 25, 2001, is incorporated by reference in Part III to the extent described therein.

Part I

Item 1. Business

General

     Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 56 of the 2000 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 33 through 76 of that document) is set forth in Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2000 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.

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

     In virtually all of its global business activities, GE encounters aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer, commitments. With respect to manufacturing operations, management believes that, in general, GE is one of the leading firms in most of the major industries in which it participates. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with two relatively new commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

     This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors.

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

Operating Segments

     Revenue and segment profit information about the Company's operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, is presented on page 44 of the 2000 Annual Report to Share Owners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 43-48 of that Report and in note 28 (pages 72 and 73) to the consolidated financial statements.

     Operating businesses that are reported as segments under SFAS No. 131 include Aircraft Engines, Appliances, GECS, Power Systems, Plastics and NBC. The remaining key businesses do not meet the definition of a reportable segment and have been aggregated into two operating segments based on common characteristics of their activities (Industrial Products and Systems, and Technical Products and Services). For the GECS segment, revenues and net earnings are presented and analyzed on pages 45-48 of the 2000 Annual Report to Share Owners by the five major operating activities in which it conducts its business (consumer services, equipment management, mid-market financing, specialized financing and specialty insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data. A summary description of each of the Company's operating segments follows.

Aircraft Engines

     Aircraft Engines (8.3%, 9.6% and 10.2% of consolidated revenues in 2000, 1999 and 1998, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced by CFMI, a company jointly owned by GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600X/-700/-800/-900 series, and the 737 business jet; Airbus Industrie's A318, A319, A320, A321 and A340-300 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747, 767, DC-10 and MD-11 series, as well as Airbus Industrie's A300, A310 and A330 series. The GE90 engine is used to power Boeing's 777 series twin-engine aircraft. The GP7000, being designed and marketed in a joint venture with the Pratt & Whitney division of UTX, is offered on Airbus Industrie's A380 and the Boeing 747 growth version, although no firm orders have yet been taken. The business also produces jet engines for executive aircraft and regional commuter aircraft and aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources. These aircraft engine derivatives are also reported as part of the Power Systems segment. Maintenance, overhaul and component repair services are provided for many models of engines, including engines manufactured by competitors. The business further expanded its product services operations through acquisitions of the overhaul operations of Varig Airlines in 1998.

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

     In line with industry practice, airframe manufacturers support their sales of commercial jet aircraft from time to time with long-term financing commitments to customers, and engine manufacturers are often asked to participate in such financings. In making such commitments, it is GE's general practice to require that it have or be able to establish an ownership or secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees) amounting to $1.2 billion at year-end 2000, and had entered into commitments totaling $1.5 billion to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 2000. See page 43 of the 2000 Annual Report to Share Owners for information about Aircraft Engines orders and backlog.

Appliances

    Appliances (4.5%, 5.1% and 5.6% of consolidated revenues in 2000, 1999 and 1998, respectively) manufactures and/or markets a single class of product - major appliances - that includes refrigerators, electric and gas ranges, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under GE, Hotpoint, Monogram, and Profile brands as well as under private brands for retailers and others. GE microwave ovens, gas and electric ranges, room air conditioners, water softening and filtering products, and freezers are sourced from suppliers while investment in Company-owned facilities is focused on refrigerators, dishwashers, electric ranges and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are effected through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. product services network that provides repair services, expanded service plans, warranty administration and risk management services.

     Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is the degree of product differentiation achieved through innovation and new product features. GE Appliances continued to use its Six Sigma new product introduction process to bring new and differentiated products to the consumer. The business recently launched the Arctica™ refrigerator, which includes a number of innovative time-saving features, as well as Prodigy™ and Wizard™, the industry's first full line of electronically controlled washing machines. In 1999, the business introduced the Advantium™ speedcooking oven which cooks oven quality food in about one-fourth the time of a conventional oven. Highlighting this revolutionary advance in cooking technology were "best new product of the year" awards from Business Week and Popular Science. Also in 1999, the business launched the Triton™ dishwasher, Spectra™ electric range and CustomStyle™ refrigerator. Quality is also a key element to success in the appliance market. The Six Sigma quality initiative continues to enable the business to improve the quality of products to record levels, reduce waste and provide better product services. Other significant factors include product cost, brand recognition, customer responsiveness and appliance service capability.

     GE Appliances continued to grow e-commerce revenues in 2000, selling approximately $2.9 billion of appliances electronically and more than $0.7 billion using its state-of-the-art CustomerNet website. The business has also used web-based technology to improve efficiency in its procurement process, purchasing more than $1 billion through its SupplierNet web-site.

Industrial Products and Systems

     Industrial Products and Systems (9.1%, 10.4% and 11.2% of consolidated revenues in 2000, 1999 and 1998, respectively) encompasses the following businesses: Lighting, Transportation Systems, Industrial Systems, and GE Supply. Products and services provided by each of the businesses in this segment are sold primarily to industrial customers, including original equipment manufacturers, industrial end users, utilities, electrical contractors, as well as to distributors. These businesses compete against a variety of both U.S. and non-U.S. manufacturers and service providers. Markets for industrial products and services are diverse, global and highly price competitive. The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity. A description of products and services provided by each of the businesses in this segment follows.

     Lighting includes a wide variety of lamps -- incandescent, fluorescent, high intensity discharge, halogen and specialty -- as well as outdoor lighting fixtures, wiring devices and quartz products. Customers for lighting products are diverse, ranging from household consumers to commercial and industrial end users and original equipment manufacturers. Markets and customers are global. In 1999, the business formed GELcore LLC, a joint venture with Emcore Corporation, focusing on the technology and market development of "white light" LEDs (light-emitting diodes). Additionally, its industrial fixtures business acquired a majority interest in Hadasa, a Spanish company specializing in the manufacture and sale of high-intensity discharge lighting fixtures.

     Transportation Systems includes locomotives, transit propulsion and control equipment, motorized wheels for off-highway vehicles such as those used in mining operations, motors for drilling devices, and parts and product services for the foregoing. Locomotives are sold worldwide, principally to railroads, while customers for other products include state and urban transit authorities and industrial users. An increasingly important product line is the alternating current (AC) locomotive, which was first introduced at 4,400 horsepower. In 1998, the business began delivering a new 6,000 horsepower AC unit. Product services include maintenance and repair of locomotives and communications and logistics systems for locomotive and train control provided through GE-Harris Railway Electronics, L.L.C., a joint venture with Harris Corporation. In 2000, the business acquired Harmon Industries, a leading provider of wayside signaling, and crossing warning systems as well as microprocessor-based signal and train control systems and services, which further enhances its product services offerings. Information about Transportation Systems orders and backlog is provided on page 43 of the 2000 Annual Report to Share Owners.

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

     GE Supply operates a U.S. network of electrical supply houses and, through its affiliates, has operations in Mexico, Brazil and Ireland. GE Supply offers products of GE and other manufacturers to electrical contractors and to industrial, commercial and utility customers.

NBC

     NBC (5.2%, 5.2% and 5.2% of consolidated revenues in 2000, 1999 and 1998, respectively) is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of four cable/satellite networks around the world, and investment and programming activities in multimedia, the Internet and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 220 affiliated stations within the United States. At December 31, 2000, NBC owned and/or operated 13 VHF and UHF television stations located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; Columbus, OH; New York, NY; Raleigh-Durham, NC; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through CNBC, MSNBC, CNBC Europe, and CNBC Asia, as well as equity investments in Arts and Entertainment, The History Channel, ValueVision, Inc. and Rainbow Media Holdings, Inc., as well as a non-voting equity interest in Paxson Communications Corporation. In addition, NBC holds an equity interest in NBC Internet, Inc. (NBCi), an entity formed in 1999 combining certain of NBC's Internet assets (including NBC.com, NBC-IN.com, VideoSeeker, NBC's interest in Snap.com, an Internet directory and search service, plus a 10% interest in CNBC.com LLC) with the businesses of Xoom.com, a community services Internet site, and Snap.com. Along with its ownership interest in Paxson, NBC has entered into a number of joint marketing arrangements with Paxson. NBC's strategic alliance with Dow Jones merged the European and Asian business news services of Dow Jones with those of CNBC to form CNBC Europe and CNBC Asia, and in addition permits NBC to use Dow Jones editorial resources in the United States. NBC has entered into long-term arrangements with Triple Crown Productions and the National Association For Stock Car Auto Racing (NASCAR) that give NBC exclusive American broadcast rights to the Kentucky Derby, the Preakness Stakes and the Belmont Stakes beginning in 2001 through 2005 and, in conjunction with Turner Broadcasting System, Inc., to the exclusive television rights to 20 NASCAR races per network per year beginning in 2001 through 2006. In 1998, NBC acquired a majority ownership position in KXAS, a television station in Dallas. 1998 marked the end of a 33-year affiliation with the National Football League. The business has entered into long-term arrangements with the National Basketball Association (NBA) and the United States Golf Association (USGA) that give NBC exclusive national over-the-air broadcast rights to NBA games through the 2002 season and to the USGA's major golf championships through the year 2005. NBC also has secured United States television rights to the 2002, 2004, 2006 and 2008 Olympic Games.

Plastics

     Plastics (6.0%, 6.2% and 6.6% of consolidated revenues in 2000, 1999 and 1998, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts and construction materials. Products also include ABS resins, shapes, silicones, superabrasive industrial diamonds and laminates. Market opportunities for many of these products are created by substituting resins for other materials, which provides customers with productivity through improved material performance at lower cost. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. During 2000, the business announced expansions of polycarbonate resin plants in Cartagena, Spain and Burkville, Alabama, adding 400 million pounds of new capacity. New compounding plants in Thailand and China were opened in 2000 to support demand in Asia. Also in 2000, Plastics completed the transition to a new Internet-based commercial model. The GE Polymerland® model has been replicated in all businesses and Internet sales grew from $5 million a week to $50 million weekly by the end of 2000. During 2000, GE Plastics acquired both Cadillac Plastics and Commercial Plastics, global distributors of plastic sheet, rod, tube, film and shapes. The Silicones business enhanced its growth trend by acquiring Macklanburg-Duncan sealants and adhesives business. They also signed an agreement with Toshiba, the joint venture partner in Asia, and Shin-Etsu Chemical to build additional manufacturing capacity in Thailand to serve anticipated demand.

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

Power Systems

     Power Systems (11.4%, 9.0% and 8.5% of consolidated revenues in 2000, 1999 and 1998, respectively) serves utility, industrial and governmental customers worldwide with electricity generating products, services and energy management systems. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. The business acquired several key European businesses in 2000, including the hydro power generation and gas turbine divisions of Kvaerner, Smallworld energy management solutions and Thermodyn's centrifugal compressor and steam turbine operations. These acquisitions continue to improve the ability of the business to serve its global customers. In 1999, the business acquired the heavy duty gas turbine division at Alstom with manufacturing facilities in France and Germany. In 1998, the business acquired the gas turbine division of Stewart and Stevenson Services, Inc., which further expands its product and product services offerings to the industrial power generation market. Power Systems also packages aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Aircraft Engines segment. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. Steam turbine-generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. There have been no nuclear power plant orders in the United States since the mid-1970's. However, the business is currently participating in the construction of nuclear power plants in Taiwan. The business continues to invest in advanced technology development and to focus its resources in refueling and servicing its installed boiling-water reactors.

     Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is worldwide and as a result is sensitive to the economic and political environment of each country in which the business participates. In the United States, demand for power generation equipment is sensitive to regional load growth requirements and demand side management. Internationally, the influence of available fuels and related prices has a large impact on demand. For information about orders and backlog, see page 45 of the 2000 Annual Report to Share Owners.

Technical Products and Services

     Technical Products and Services (6.1%, 6.1% and 5.3% of consolidated revenues in 2000, 1999 and 1998, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.

     Medical Systems includes magnetic resonance (MR) scanners, computed tomography (CT) scanners, x-ray, nuclear imaging, ultrasound, and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. Product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). In 2000, the business entered the Bone Mineral Densitometry market through the acquisition of Lunar, a leading player in the segment, and also made a number of acquisitions to strengthen geographic and product positions in diagnostic cardiology and patient monitoring devices, including: NEC, Prucka, and Critikon. Other acquisitions in 2000 included Sopha Medical Vision, a France based global nuclear medicine company; Parallel Design, a leader in ultrasound imaging transducers, and SEC, a provider of leading-technology clinical information systems. Acquisitions in 1999 included OEC Medical Systems, a leader in mobile and surgical x-ray systems, and Applicare, a leading supplier of web-based archiving and imaging services. In addition, the business announced an agreement to acquire MECON, a leader in healthcare data mining. In 1998, the business completed three strategic acquisitions: Marquette Medical Systems, a global leader in diagnostic cardiology and patient monitoring devices, Diasonics Vingmed Ultrasound, a leading maker of cardiac ultrasound systems, and Elscint Ltd., which enhances Medical Systems' position in the nuclear imaging and magnetic resonance imaging segments. See page 45 of the 2000 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems.

     GE Global eXchange Services (GXS) operates one of the largest business-to-business e-commerce networks in the world, with more than 100,000 trading partners. The network's 1 billion annual transactions account for $1 trillion in goods and services. GXS provides an extensive range of software and services to optimize and digitize customer supply chain management. From Integration Solutions, which enable information sharing across internal applications and between business partners, to Interchange Solutions, which provide electronic machine-to-machine communications across trading communities and finally Marketplace Solutions, with internet-based offerings for cost effective public and private exchanges, GXS provides tools to add value and lower costs for global B2B e-commerce.

     Serving a range of customers with special needs (which are rapidly changing in areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, demands on health care providers to control costs have become much more important for the Medical Systems business.

GECS

     GE Capital Services (51.0%, 49.9% and 48.5% of consolidated revenues in 2000, 1999 and 1998, respectively) consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital") and GE Global Insurance Holding Corporation ("GE Global Insurance").

     GE Capital's activities are subject to a variety of federal and state regulations including, at the U.S. Federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission. Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. GECS international operations are also subject to regulation in their respective jurisdictions. To date, compliance with the regulations discussed above has not had a material adverse effect on GE Capital's financial position or results of operations.

     GECS businesses are generally affected by general business and economic conditions in countries in which GECS conducts business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on GECS operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services offered by GECS may actually increase. Interest rates, another macro-economic factor, are important to GECS businesses. In the lending and leasing businesses, higher real interest rates increase GECS cost to borrow funds, but also provide higher levels of return on new investments. For GECS operations that are less directly linked to interest rates, such as the insurance operations, rate changes generally affect returns on investment porfolios. Further information about business and financial risks affecting GECS can be found in its Annual Report on Form 10-K.

     On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 2000, 1999 and 1998, respectively, were 1.52, 1.60 and 1.50, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and caused the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.

     GECS businesses are categorized for management purposes into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance. Very little of the financing provided by GECS businesses involves products that are manufactured by GE. A description of the principal businesses included in each of GECS operating activities follows.

Consumer Services

     GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, payment protection insurance, and income protection packages, almost entirely in North America, Europe, and Asia. These products help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets and are sold through a family of regulated insurance and annuity affiliates. GEFA's principal product lines in North America and Asia are annuities (deferred and immediate, fixed and variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts including funding agreements, mutual funds, long-term care insurance, supplemental accident and health insurance, personal lines of automobile insurance and consumer club memberships. GEFA's principal product lines and services in Europe are payment protection insurance (designed to protect customers' loan repayment obligations), personal investment products, and travel and personal accident insurance, as well as management of uninsured loss claims on behalf of victims of traffic accidents. GEFA's product distribution in North America, Europe, and Asia are accomplished primarily through four channels: intermediaries (brokerage general agents, banks and securities brokerage firms), dedicated sales forces, financial advisors, and affinity based marketing (through electronic-commerce, telemarketing, and direct mail). On March 1, 2000, one of GEFA's subsidiaries, GE Edison Life Insurance Company ("GE Edison"), acquired by means of a comprehensive transfer the insurance policies and related assets of Toho Mutual Life Insurance Company. Total cash, investment securities and other tangible assets acquired by GE Edison was $20.3 billion, and restructured insurance contracts and other liabilities assumed were $21.9 billion.

     GE Capital Auto Financial Services ("AFS") provided financial services in North America to automobile dealers, manufacturers, banks, financing companies and the consumer customers of those entities, both through traditional channels and through the Internet. In the United States, AFS was a leading independent provider of leases for new and used motor vehicles and of non-prime financing products. In addition, AFS offered inventory financing programs, off-lease vehicle sales, productivity enhancing internet solutions, and direct loans to the industry. On November 29, 2000, AFS announced its decision to discontinue originating new lease, loan and commercial transactions effective December 1, 2000. As a result of this announcement, AFS future operations will consist of servicing their existing portfolios and re-marketing off-lease vehicles.

     GE Card Services ("CS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory financed and retailers are obliged to maintain insurance coverage for the merchandise financed. Additionally, CS issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.

     GE Capital Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia and, to a lesser extent, South America, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, auto loans and finance leases, bankcards and credit insurance. GCF provides financing to consumers through operations in Argentina, Australia, Austria, Brazil, China, the Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Norway, Poland, Portugal, Republic of Ireland, Spain, Sweden, Switzerland, Thailand, and the United Kingdom.

     GE Capital Mortgage Services, Inc. ("Mortgage Services") engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. Mortgage Services obtained servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packaged the loans it originated and purchased into mortgage-backed securities which it sold to investors. Mortgage Services also originated and serviced home equity loans. On September 29, 2000, Mortgage Services closed on a transaction with a major mortgage company, which is owned by a major national bank holding company, to subservice Mortgage Services' mortgage servicing portfolio and to acquire Mortgage Services' servicing facility and mortgage origination business. Mortgage Services retains its financial interest in the servicing portfolio and the related assets. As a result of this transaction, Mortgage Services will be exiting the business of originating, purchasing and selling of residential mortgage loans.

Equipment Management

     GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include operating leases, sale/leasebacks, aircraft purchasing and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services. GECAS owns or manages a fleet of over 1,000 aircraft world-wide with more than 900 additional planes on order or on option from Boeing, Airbus, Fairchild Dornier, Embraer and Bombardier. GECAS has 173 customers in 60 countries.

     GE Capital Fleet Services ("Fleet") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand and Japan and approximately 1.2 million cars and trucks under lease and service management. Fleet offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a terminal rental adjustment clause lease through which the customer assumes the residual risk -- that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which Fleet assumes residual risk. In addition to the services directly associated with the lease, Fleet offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. Fleet's customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

     GE Capital Information Technology Solutions ("IT Solutions") is a leading worldwide provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in 13 countries.

     In April, 1999, Transport International Pool and GE Capital Modular Space were combined to generate cost savings and management synergies. This merger has resulted in the elimination of separate support functions and the integration of back offices. Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 350,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 250 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 24,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers. GE Capital Modular Space ("Modular Space") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. Modular Space products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the Modular Space stock fleet of approximately 125,000 mobile and modular units.

     In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers Ltd. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 twenty foot equivalent units of dry cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines that lease on a long term or master lease basis. Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("Container Finance") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

     GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 2000, Penske had a fleet of about 103,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 42,000 additional vehicles. Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

     GE American Communications ("GE Americom") is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It is also a leading supplier of integrated communications services for government and commercial customers. GE Americom operates 14 communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. Through a recent acquisition and the successful launch of the GE-1A satellite through its joint venture, Americom Asia-Pacific LLC, GE Americom's satellite fleet will be globally connected to deliver service in the Americas, Europe and Asia-Pacific.

     GE Capital Rail Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 190,000 railcars in its total portfolio. Serving Class 1 and short-line railroads and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry and a variety of lease options. GERSCO also owns and operates a network of railcar repair and maintenance facilities located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services. In addition, GERSCO is a pan-European provider of rail transport services, offering a broad range of railcar equipment and rail-related services to railroads, shippers and other transport providers.

Mid-Market Financing

     GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing and facilities financing. Products are either held for CEF's own account or brokered to third parties. Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease equipment. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

     GE Capital Vendor Financial Services ("VFS") provides financing services to over 100 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia (including Japan). Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways: by forming captive partnerships with manufacturers that do not have them, and by outsourcing captive partnerships from manufacturers that do (captive partnerships provide sales financing solely for products of a given manufacturer). VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers, including trade payables services.

     During 1999, CEF and VFS purchased the leasing and installment sales division of Japan Leasing Corporation.

     GE Capital European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country and pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, off-balance sheet financing, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors offer leasing programs.

Specialized Financing

     GE Capital Real Estate ("Real Estate") provides funds for the acquisition, refinancing and renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico, Europe, and the Far East. Real Estate also provides asset management services to real estate investors and selected services to real estate owners. Lending is a major portion of Real Estate's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages, typically not less than $5 million, to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages. Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. Real Estate's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. To a lesser degree, Real Estate provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typically such investments range from $2 million to $10 million. Real Estate also offers a variety of asset management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. Real Estate also provides investment products and advisory and asset management services to pension fund clients through GE Capital Investment Advisors, its registered investment advisor, as well as loan administration and servicing through GE Capital Asset Management. In addition, Real Estate offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances and roofing).

     GE Capital Structured Finance Group ("SFG") makes equity investments and provides specialized financial products and services to its client partners in the commercial and industrial, energy, telecommunications, and industrial and transportation sectors, worldwide. SFG combines industry and technical expertise to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships. SFG manages an investment portfolio of approximately $12 billion.

     GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $2 million to over $200 million. CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and CF has industry specialists in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests in equity with buying groups or invests directly on a select basis.

     GE Equity (formerly Equity Capital Group) purchases equity investments in early-stage, early growth, pre-IPO companies with a primary objective of long-term capital appreciation. GE Equity's portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; GE Equity also participates in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

Specialty Insurance

     GE Global Insurance, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance has three principal subsidiaries: Employers Reinsurance Corporation, GE Reinsurance Corporation and Medical Protective Corporation. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.

     FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The in force guaranteed principal, after reinsurance, amounted to approximately $150.6 billion at December 31, 2000. Approximately 86% of the business written by Financial Guaranty is municipal bond insurance. FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

     GE Capital Mortgage Insurance ("Mortgage Insurance") is engaged principally in providing residential mortgage guaranty insurance. Operating in 30 field locations, Mortgage Insurance is licensed in 50 states, the District of Columbia and the U.S. Virgin Islands. At December 31, 2000, Mortgage Insurance was the mortgage insurance carrier for over 1,690,000 residential homes, with total insurance in force aggregating approximately $156 billion and total risk in force aggregating approximately $66 billion. When a claim is received, Mortgage Insurance either pays up to a guaranteed percentage based on the specified coverage, or pays the mortgage and delinquent interest, taking title to the property and arranging for its sale. Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.

All Other

     All Other consists primarily of operating results of Montgomery Ward, LLC ("Wards") from August 2, 1999, when GECS acquired control of the retailer upon its emergence from bankruptcy reorganization, to December 28, 2000, when Wards again filed for bankruptcy protection. The retailer is currently in liquidation.

Geographic Segments, Exports from the U.S. and Total International Operations

     Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 29 to consolidated financial statements on page 74 of the 2000 Annual Report to Share Owners.

     Additional financial data about GE's exports from the U.S. and total international operations are provided on pages 48-49 of the 2000 Annual Report to Share Owners.

Orders Backlog

     See pages 43, 45 and 54 of the 2000 Annual Report to Share Owners for information about GE's backlog of unfilled orders.

Research and Development

     Total expenditures for research and development were $2,193 million in 2000. Total expenditures had been $2,017 million in 1999 and $1,930 million in 1998. Of these amounts, $1,867 million in 2000 was GE-funded ($1,667 million in 1999 and $1,537 million in 1998); and $326 million in 2000 was funded by customers ($350 million in 1999 and $393 million in 1998), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both GE and customer funds. Medical Systems, Power Systems, Transportation Systems and Plastics made other significant expenditures of GE and customer research and development funds.

     Approximately 11,391 person-years of scientist and engineering effort were devoted to research and development activities in 2000, with about 93% of the time involved primarily in GE-funded activities.

Environmental Matters

     See pages 54 and 68 of GE's 2000 Annual Report to Share Owners for a discussion of environmental matters.

Employee Relations

     At year-end 2000, General Electric Company and consolidated affiliates employed 313,000 persons, of whom approximately 168,000 were in the United States. For further information about employees, see page 55 of the 2000 Annual Report to Share Owners.

     Approximately 30,700 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2000, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2003. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

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

     Agencies of the U.S. Government constitute GE's largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	2000	1999	1998	2000	1999	1998

Total sales to U.S. Government Agencies	2%	2%	2%	3%	3%	4%
Aircraft Engines defense-related sales	1	1	1	2	3	3

Item 2. Properties

     Manufacturing operations are carried out at approximately 150 manufacturing plants located in 36 states in the United States and Puerto Rico and at 176 manufacturing plants located in 34 other countries.

Item 3. Legal Proceedings

General

     As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's former Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta Corporation. The complaint sought to clarify and enforce the plaintiffs' claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint named the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged primarily that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta. On March 23, 1993, the Company and Martin Marietta Corporation filed motions to dismiss the complaint on the basis that the complaint does not state any claim upon which relief can be granted as a matter of law. On April 2, 1993, the transfer of the Aerospace business occurred, and on June 7, 1993, the court issued an order denying plaintiffs' request for injunctive relief. On September 26, 1996, the District Court granted defendants' motion to dismiss those claims which were based on allegations that the transfer of plan assets was unlawful, and ordered discovery on the remaining claims. On September 28, 1998, the class was certified as to the remaining claims. On March 29, 2000, the District Court dismissed the complaint. Plaintiffs filed an appeal from the District Court's order. On March 2, 2001, the Second Circuit Court of Appeals held in favor of GE on all counts and affirmed the District Court's rulings.

     As previously reported, the directors serving on the Board in 1991 and certain officers are defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleges the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contends that, as a result, GE has incurred significant financial liabilities and is potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleges breach of fiduciary duty by the defendants and seeks unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. On June 5, 2000, the court dismissed the amended complaint, and on July 11, 2000, the plaintiffs filed a notice of appeal. The Company and the defendants believe the plaintiffs' claims are without merit.

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

     In addition, as previously reported, in March 2000, the New York State Department of Environmental Conservation informed the Company that it was seeking penalties of $204,000 for violations of the state's hazardous waste rules at its Waterford, NY facility. The state alleges violations of requirements for labeling, inspection and management of hazardous waste. Both matters are currently under negotiation.

     For further information regarding environmental matters, see pages 54 and 68 of GE's 2000 Annual Report to Share Owners.

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

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common stock market price
(In dollars)	High	Low	Dividends declared

2000
Fourth quarter	$59.94	$47.19	$.16
Third quarter	60.50	49.50	.13 2/3
Second quarter	55.98	47.69	.13 2/3
First quarter	54.96	41.67	.13 2/3
1999
Fourth quarter	$53.17	$38.21	$.13 2/3
Third quarter	40.83	34.19	.11 2/3
Second quarter	39.15	33.27	.11 2/3
First quarter	38.06	31.42	.11 2/3

The per-share amounts and share data above have been adjusted to reflect the 3-for-1 stock split effective on April 27, 2000. As of December 31, 2000, there were about 616,000 share owner accounts of record.

Item 6. Selected Financial Data

     Reported as data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 55 of the 2000 Annual Report to Share Owners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reported on pages 41-43 and 45-55 (and graphs on pages 41, 42, 43, 45-49, and 51-54) of the Annual Report to Share Owners for the fiscal year ended December 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reported on page 52 of the Annual Report to Share Owners for the fiscal year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data

     See index under item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

Part III

Item 10. Directors and Executive Officers of Registrant

     Executive Officers of the Registrant (As of March 23, 2001)

Name	Position	Age	Date assumed Executive Officer Position

John F. Welch, Jr.	Chairman of the Board and Chief Executive Officer	65	April 1981
Jeffrey R. Immelt	President and Chairman-Elect	45	January 1997
Philip D. Ameen	Vice President and Comptroller	52	April 1994
Francis S. Blake	Senior Vice President, Corporate Business Development	51	July 2000
James R. Bunt	Vice President and Treasurer	59	January 1993
David L. Calhoun	Senior Vice President, GE Aircraft Engines	43	June 1995
William J. Conaty	Senior Vice President, Human Resources	55	October 1993
Dennis D. Dammerman	Vice Chairman of the Board and Executive Officer	55	March 1984
Scott C. Donnelly	Senior Vice President, Research and Development	39	August 2000
Matthew J. Espe	Senior Vice President, GE Lighting	42	May 2000
Benjamin W. Heineman, Jr.	Senior Vice President, General Counsel and Secretary	57	September 1987
Joseph M. Hogan	Senior Vice President, GE Medical Systems	43	November 2000
Lawrence R. Johnston	Senior Vice President, GE Appliances	52	November 1999
John Krenicki, Jr.	Vice President, GE Transportation Systems	38	March 2000
Robert W. Nelson	Vice President, Financial Planning and Analysis	60	September 1991
Gary M. Reiner	Senior Vice President, Chief Information Officer	46	January 1991
John G. Rice	Senior Vice President, GE Power Systems	44	September 1997
Gary L. Rogers	Senior Vice President, GE Plastics	56	December 1989
Keith S. Sherin	Senior Vice President, Finance, and Chief Financial Officer	42	January 1999
Lloyd G. Trotter	Senior Vice President, GE Industrial Systems	55	November 1992
Robert C. Wright	Vice Chairman of the Board and Executive Officer	57	July 2000

All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years.

     The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 25, 2001.

Item 11. Executive Compensation

     Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 25, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 25, 2001.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 25, 2001.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 2000.

	Annual Report Page(s)	10-K Report Page(s)
Statement of earnings for the years ended December 31, 2000, 1999 and 1998	34	F-2
Consolidated statement of changes in share owners' equity for the years ended December 31, 2000, 1999 and 1998	34	F-2
Statement of financial position at December 31, 2000 and 1999	36	F-4
Statement of cash flows for the years ended December 31, 2000, 1999 and 1998	38	F-6
Independent Auditors' Report	40	F-8
Other financial information:
Notes to consolidated financial statements	56-76	F-24 to F-44
Operating segment information	43-48 72-73	F-11 to F-16 F-40 to F-41
Geographic segment information	74	F-42
Operations by quarter (unaudited)	76	F-44

     (a)2. The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)3. Exhibit Index

     (3) The Certificate of Incorporation, as amended, and By-laws, as amended, of General Electric Company are incorporated by reference to Exhibit (3) of General Electric's Current Report on Form 8-K dated April 27, 2000.

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

          (b) General Electric Insurance Plan for Directors. (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1980.)

          (c) General Electric Financial Planning Program, as amended through September 1993. (Incorporated by reference to Exhibit 10(h) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

          (d) General Electric Supplemental Life Insurance Program, as amended February 8, 1991. (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

          (e) General Electric Directors' Retirement and Optional Life Insurance Plan. (Incorporated by reference to Exhibit 10(l) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986.)

          (f) General Electric 1987 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987.)

          (g) General Electric 1991 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

          (h) General Electric 1994 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

          (i) General Electric Directors' Charitable Gift Plan, as amended through May 1993. (Incorporated by reference to Exhibit 10(p) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

          (j) General Electric Leadership Life Insurance Program, effective January 1, 1994. (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993.)

          (k) General Electric 1996 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Share Owners held on April 24, 1996.)

          (l) General Electric 1995 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1995.)

          (m) General Electric 1996 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996.)

          (n) Employment and Post-Retirement Consulting Agreement Between General Electric Company and John F. Welch, Jr. (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996.)

          (o) General Electric 1997 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

          (p) General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997. (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

          (q) General Electric Deferred Compensation Plan for Directors, as amended December 19, 1997. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

          (r) General Electric 1998 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998.)

          (s) General Electric Non-Employee Director Fee Plan (Formerly the Deferred Compensation Plan for Directors). (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998.)

          (t) General Electric 1999 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1999.)

          (u) General Electric 2000 Executive Deferred Salary Plan.*

          (v) General Electric Supplementary Pension Plan, as amended effective July 1, 2000.*

          (w) Form of GE Executive Life Insurance Agreement provided to GE officers, as revised September 2000.*

     (11) Statement re Computation of Per Share Earnings.**

     (12) Computation of Ratio of Earnings to Fixed Charges.*

     (21) Subsidiaries of Registrant.*

     (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-47085, 33-50639, 33-61029, 33-61029-01, 333-46551 and 333-59671), on Form S-4 (Registration Nos. 333-01947, 333-42442 and 333-49710) and on Form S-8 (Registration Nos. 2-84145, 33-35922, 333-01953, 333-96287, 333-42695, 333-74415, 333-65781, 333-88233 and 333-94101).*

     (24) Power of Attorney.*

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

 * Filed electronically herewith.

  ** Information required to be presented in Exhibit 11 is now provided in note 8 to the 2000 Annual Report to Share Owners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

     (b) Reports on Form 8-K during the quarter ended December 31, 2000.

          A Form 8-K was filed on October 23, 2000, concerning the proposed acquisition of Honeywell.

Signatures

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2000, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 23rd day of March 2001.

General Electric Company (Registrant)
By	/s/ Keith S. Sherin Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Keith S. Sherin Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer	Principal Financial Officer	March 23, 2001
/s/ Philip D. Ameen Philip D. Ameen Vice President and Comptroller	Principal Accounting Officer	March 23, 2001
John F. Welch, Jr.*	Chairman of the Board of Directors (Principal Executive Officer)

Jeffrey R. Immelt*	President and Chairman-Elect

James I. Cash, Jr.*	Director
Dennis D. Dammerman*	Director
Paolo Fresco*	Director
Ann M. Fudge*	Director
Andrea Jung*	Director
Kenneth G. Langone*	Director
Rochelle B. Lazarus*	Director
Scott G. McNealy*	Director
Gertrude G. Michelson*	Director
Sam Nunn*	Director
Frank H.T. Rhodes*	Director
Douglas A. Warner III*	Director
Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Benjamin W. Heineman, Jr.
Benjamin W. Heineman, Jr.
Attorney-in-fact
March 23, 2001

ANNUAL REPORT PAGE 33

      FINANCIAL SECTION

      CONTENTS

40    INDEPENDENT AUDITORS' REPORT

      Audited Financial Statements
34    Earnings
34    Changes in Share Owners' Equity
36    Financial Position
38    Cash Flows
56    Notes to Consolidated Financial Statements

      MANAGEMENT'S DISCUSSION

40    Financial Responsibility
41    Operations
41       Consolidated Operations
43       Segment Operations
48       International Operations
50    Financial Resources and Liquidity
54    Selected Financial Data

                                  [CHART HERE]
--------------------------------------------------------------------------------
CONSOLIDATED REVENUES

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                     $129.90  $111.63  $100.47  $90.84    $79.18
================================================================================

                                [CHART HERE]
--------------------------------------------------------------------------------
EARNINGS PER SHARE

(In dollars)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                       $1.27    $1.07    $0.93   $0.82     $0.72
================================================================================

                                [CHART HERE]
--------------------------------------------------------------------------------
DIVIDENDS DECLARED PER SHARE

(In dollars)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                     $0.5700  $0.4866  $0.4166 $0.3600   $0.3166
================================================================================

ANNUAL REPORT PAGE 34

STATEMENT OF EARNINGS
                                                                          General Electric Company
                                                                         and consolidated affiliates
                                                                  ---------------------------------------
For the years ended December 31
(In millions; per-share amounts in dollars)                            2000        1999          1998
---------------------------------------------------------------------------------------------------------
REVENUES
   Sales of goods                                                 $  54,828    $  47,785    $  43,749
   Sales of services                                                 18,126       16,283       14,938
   Other income (note 2)                                                436          798          649
   Earnings of GECS                                                    --           --           --
   GECS revenues from services (note 3)                              56,463       46,764       41,133
                                                                  ---------------------------------------
     Total revenues                                                 129,853      111,630      100,469
                                                                  ---------------------------------------

COSTS AND EXPENSES (note 4)
   Cost of goods sold                                                39,312       34,554       31,772
   Cost of services sold                                             12,511       11,404       10,508
   Interest and other financial charges                              11,720       10,013        9,753
   Insurance losses and policyholder and annuity benefits            14,399       11,028        9,608
   Provision for losses on financing receivables (note 14)            2,045        1,671        1,603
   Other costs and expenses                                          30,993       27,018       23,483
   Minority interest in net earnings of consolidated affiliates         427          365          265
                                                                  ---------------------------------------
     Total costs and expenses                                       111,407       96,053       86,992
                                                                  ---------------------------------------
EARNINGS BEFORE INCOME TAXES                                         18,446       15,577       13,477
Provision for income taxes (note 7)                                  (5,711)      (4,860)      (4,181)
                                                                  ---------------------------------------
NET EARNINGS                                                      $  12,735    $  10,717    $   9,296
=========================================================================================================
PER-SHARE AMOUNTS (note 8)
Diluted earnings per share                                        $   1.27     $   1.07     $    0.93
Basic earnings per share                                          $   1.29     $   1.09     $    0.95
=========================================================================================================
DIVIDENDS DECLARED PER SHARE                                      $   0.57     $   0.48 2/3 $    0.41 2/3
=========================================================================================================

CONSOLIDATED STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

                                                                  -----------------------------------
(In millions)                                                          2000         1999         1998
-----------------------------------------------------------------------------------------------------
CHANGES IN SHARE OWNERS' EQUITY (note 25)
Balance at January 1                                              $  42,557    $  38,880    $  34,438
                                                                  -----------------------------------
Dividends and other transactions with share owners                   (3,044)      (4,632)      (5,178)
                                                                  -----------------------------------
Changes other than transactions with share owners
   Increase attributable to net earnings                             12,735       10,717        9,296
   Unrealized gains (losses) on investment securities--net             (552)      (1,776)         264
   Currency translation adjustments                                  (1,204)        (632)          60
                                                                  -----------------------------------
     Total changes other than transactions with share owners         10,979        8,309        9,620
                                                                  -----------------------------------
Balance at December 31                                            $  50,492    $  42,557    $  38,880
=====================================================================================================
The notes to consolidated financial statements on pages 56-76 are an integral part of these statements. Per-share amounts have been adjusted for the 3-for-1 stock split effective on April 27, 2000.

ANNUAL REPORT PAGES 35

STATEMENT OF EARNINGS (continued)
                                                                                   GE                               GECS
                                                                    ------------------------------   -------------------------------
                                                                        2000       1999       1998       2000       1999       1998
                                                                    ----------------------------------------------------------------

REVENUES
   Sales of goods                                                   $ 45,427   $ 39,045   $ 36,376   $  9,408   $  8,740   $  7,374
   Sales of services                                                  18,380     16,600     15,170       --         --         --
   Other income (note 2)                                                 498        856        684       --         --         --
   Earnings of GECS                                                    5,192      4,443      3,796       --         --         --
   GECS revenues from services (note 3)                                 --         --         --       56,769     47,009     41,320
                                                                    ----------------------------------------------------------------
     Total revenues                                                   69,497     60,944     56,026     66,177     55,749     48,694
                                                                    ----------------------------------------------------------------
COSTS AND EXPENSES (note 4)
   Cost of goods sold                                                 30,782     26,578     24,996      8,537      7,976      6,777
   Cost of services sold                                              12,765     11,721     10,740       --         --         --
   Interest and other financial charges                                  811        810        883     11,111      9,359      8,966
   Insurance losses and policyholder and annuity benefits               --         --         --       14,399     11,028      9,608
   Provision for losses on financing receivables (note 14)              --         --         --        2,045      1,671      1,603
   Other costs and expenses                                            8,392      7,732      7,177     22,767     19,433     16,432
   Minority interest in net earnings of consolidated affiliates          213        179        117        214        186        148
                                                                    ----------------------------------------------------------------
     Total costs and expenses                                         52,963     47,020     43,913     59,073     49,653     43,534
                                                                    ----------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                          16,534     13,924     12,113      7,104      6,096      5,160
Provision for income taxes (note 7)                                   (3,799)    (3,207)    (2,817)    (1,912)    (1,653)    (1,364)
                                                                    ----------------------------------------------------------------
NET EARNINGS                                                        $ 12,735   $ 10,717   $  9,296   $  5,192   $  4,443   $  3,796
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

ANNUAL REPORT PAGE 36

STATEMENT OF FINANCIAL POSITION

                                                                      General Electric Company
                                                                     and consolidated affiliates
                                                                      ----------------------
At December 31 (In millions)                                               2000        1999
--------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                  $   8,195    $   8,554
Investment securities (note 10)                                          91,339       81,758
Current receivables (note 11)                                             9,502        8,531
Inventories (note 12)                                                     7,812        7,007
Financing receivables (investments in time sales, loans and
   financing leases)--net (notes 13 and 14)                             143,299      134,215
Insurance receivables (note 15)                                          23,802       18,969
Other GECS receivables                                                   11,714       14,153
Property, plant and equipment (including equipment leased
   to others)--net (note 16)                                             40,015       41,022
Investment in GECS                                                         --           --
Intangible assets--net (note 17)                                         27,441       26,010
All other assets (note 18)                                               73,887       64,981
                                                                      ----------------------
TOTAL ASSETS                                                          $ 437,006    $ 405,200
============================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                       $ 119,180    $ 130,346
Accounts payable, principally trade accounts                             14,853       13,676
Progress collections and price adjustments accrued                        8,271        4,618
Dividends payable                                                         1,589        1,347
All other GE current costs and expenses accrued                          12,219       11,229
Long-term borrowings (note 19)                                           82,132       71,427
Insurance liabilities, reserves and annuity benefits (note 20)          106,150       86,776
All other liabilities (note 21)                                          28,494       28,772
Deferred income taxes (note 22)                                           8,690        9,238
                                                                      ----------------------
   Total liabilities                                                    381,578      357,429
                                                                      ----------------------
   Minority interest in equity of consolidated affiliates (note 23)       4,936        5,214
                                                                      ----------------------
Accumulated unrealized gains on investment securities--net (a)               74          626
Accumulated currency translation adjustments (a)                        (2,574)      (1,370)
Common stock (9,932,006,000 and 9,854,528,000 shares outstanding
   at year-end 2000 and 1999, respectively)                                 669          594
Other capital                                                            15,195       10,790
Retained earnings                                                        61,572       54,484
Less common stock held in treasury                                      (24,444)     (22,567)
--------------------------------------------------------------------------------------------
   Total share owners' equity (notes 25 and 26)                          50,492       42,557
--------------------------------------------------------------------------------------------
TOTAL  LIABILITIES AND EQUITY                                         $ 437,006    $ 405,200
============================================================================================
The notes to consolidated financial statements on pages 56-76 are an integral part of this statement. Share data have been adjusted for the 3-for-1 stock split effective on April 27, 2000.

(a)  The sum of "Accumulated unrealized gains on investment securities--net" and
     "Accumulated currency translation adjustments" constitutes "Accumulated nonowner changes other than earnings," as shown in note 25, and was
     $(2,500)and $(744) at year-end 2000 and 1999, respectively.

ANNUAL REPORT PAGE 37

STATEMENT OF FINANCIAL POSITION (continued)
                                                                                 GE                      GECS
                                                                      ----------------------    ----------------------
                                                                           2000         1999         2000         1999
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                  $   7,210    $   2,000    $   6,052    $   6,931
Investment securities (note 10)                                           1,009        1,273       90,330       80,485
Current receivables (note 11)                                             9,727        8,743         --           --
Inventories (note 12)                                                     7,146        5,798          666        1,209
Financing receivables (investments in time sales, loans and
   financing leases)--net (notes 13 and 14)                                --           --        143,299      134,215
Insurance receivables (note 15)                                            --           --         23,802       18,969
Other GECS receivables                                                     --           --         13,288       15,126
Property, plant and equipment (including equipment leased
   to others)--net (note 16)                                             12,199       12,381       27,816       28,641
Investment in GECS                                                       23,022       20,321         --           --
Intangible assets--net (note 17)                                         12,424       11,262       15,017       14,748
All other assets (note 18)                                               24,028       20,805       50,366       44,694
                                                                      ----------------------    ----------------------
TOTAL ASSETS                                                          $  96,765    $  82,583    $ 370,636    $ 345,018
======================================================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 19)                                       $     940    $   2,245    $ 123,992    $ 129,259
Accounts payable, principally trade accounts                              6,153        5,068       10,436        9,749
Progress collections and price adjustments accrued                        8,271        4,618         --           --
Dividends payable                                                         1,589        1,347         --           --
All other GE current costs and expenses accrued                          12,219       11,048         --           --
Long-term borrowings (note 19)                                              841          722       81,379       70,766
Insurance liabilities, reserves and annuity benefits (note 20)             --           --        106,150       86,776
All other liabilities (note 21)                                          14,840       13,872       13,451       14,801
Deferred income taxes (note 22)                                             452          283        8,238        8,955
                                                                      ----------------------    ----------------------
   Total liabilities                                                     45,305       39,203      343,646      320,306
                                                                      ----------------------    ----------------------
   Minority interest in equity of consolidated affiliates (note 23)         968          823        3,968        4,391
                                                                      ----------------------    ----------------------
Accumulated unrealized gains on investment securities--net (a)               74          626            4          170
Accumulated currency translation adjustments (a)                         (2,574)      (1,370)        (957)        (384)
Common stock (9,932,006,000 and 9,854,528,000 shares outstanding
   at year-end 2000 and 1999, respectively)                                 669          594            1            1
Other capital                                                            15,195       10,790        2,752        2,682
Retained earnings                                                        61,572       54,484       21,222       17,852
Less common stock held in treasury                                      (24,444)     (22,567)        --           --
--------------------------------------------------------------------------------------------    ----------------------
   Total share owners' equity (notes 25 and 26)                          50,492       42,557       23,022       20,321
--------------------------------------------------------------------------------------------    ----------------------
TOTAL  LIABILITIES AND EQUITY                                         $  96,765    $  82,583    $ 370,636    $ 345,018
======================================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies.

Transactions between GE and GECS have been eliminated from the "General Electric
Company and consolidated affiliates" columns on page 36.

ANNUAL REPORT PAGE 38

STATEMENT OF CASH FLOWS
                                                                                                    General Electric Company
                                                                                                   and consolidated affiliates
                                                                                           ----------------------------------------
For the years ended December 31 (In millions)                                                 2000             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS--OPERATING ACTIVITIES
Net earnings                                                                               $ 12,735        $ 10,717        $  9,296
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization of property, plant and equipment                           5,039           4,908           4,377
     Amortization of goodwill and other intangibles                                           2,697           1,783           1,483
     Earnings retained by GECS                                                                 --              --              --
     Deferred income taxes                                                                    1,153           1,502           1,143
     Decrease (increase) in GE current receivables                                             (537)            143             649
     Decrease (increase) in inventories                                                        (924)            266             150
     Increase in accounts payable                                                             3,297             820           1,576
     Increase (decrease) in insurance liabilities and reserves                               (1,009)          4,584           3,670
     Provision for losses on financing receivables                                            2,045           1,671           1,603
     All other operating activities                                                          (1,806)         (1,801)         (4,587)
                                                                                           ----------------------------------------
CASH FROM OPERATING ACTIVITIES                                                               22,690          24,593          19,360
                                                                                           ----------------------------------------
CASH FLOWS--INVESTING ACTIVITIES
Additions to property, plant and equipment                                                  (13,967)        (15,502)         (8,982)
Dispositions of property, plant and equipment                                                 6,767           6,262           4,043
Net increase in GECS financing receivables                                                  (16,076)        (12,628)         (5,999)
Payments for principal businesses purchased                                                  (2,332)        (11,654)        (18,610)
All other investing activities                                                              (12,091)         (8,657)        (10,585)
                                                                                           ----------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                                          (37,699)        (42,179)        (40,133)
                                                                                           ----------------------------------------
CASH FLOWS--FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)                        (8,243)          6,171          16,881
Newly issued debt (maturities longer than 90 days)                                           47,645          48,158          42,008
Repayments and other reductions (maturities longer than 90 days)                            (32,762)        (27,539)        (32,814)
Net dispositions (purchases) of GE shares for treasury                                          469          (1,002)         (2,819)
Dividends paid to share owners                                                               (5,401)         (4,587)         (3,913)
All other financing activities                                                               12,942             622            (114)
                                                                                           ----------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                                                    14,650          21,823          19,229
                                                                                           ----------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                                        (359)          4,237          (1,544)
Cash and equivalents at beginning of year                                                     8,554           4,317           5,861
                                                                                           ----------------------------------------
Cash and equivalents at end of year                                                        $  8,195        $  8,554        $  4,317
===================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                                     $(11,617)       $(10,078)       $ (9,297)
Cash paid during the year for income taxes                                                   (2,604)         (1,597)         (2,098)
===================================================================================================================================
The notes to consolidated financial statements on pages 56-76 are an integral part of this statement.

ANNUAL REPORT PAGE 39

STATEMENT OF CASH FLOWS (continued)
                                                                                    GE                             GECS
                                                                    ------------------------------   -------------------------------
                                                                        2000       1999       1998       2000       1999       1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS--OPERATING ACTIVITIES
Net earnings                                                        $ 12,735   $ 10,717   $  9,296   $  5,192   $  4,443   $  3,796
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Depreciation and amortization of property,
        plant and equipment                                            1,725      1,735      1,761      3,314      3,173      2,616
     Amortization of goodwill and other intangibles                      523        584        531      2,174      1,199        952
     Earnings retained by GECS                                        (3,370)    (2,777)    (2,124)      --         --         --
     Deferred income taxes                                               470        655        594        683        847        549
     Decrease (increase) in GE current receivables                      (550)       190        520       --         --         --
     Decrease (increase) in inventories                                 (663)       (61)        69       (261)       327         81
     Increase in accounts payable                                        845        104        199      3,047        699      1,673
     Increase (decrease) in insurance liabilities and reserves          --         --         --       (1,009)     4,584      3,670
     Provision for losses on financing receivables                      --         --         --        2,045      1,671      1,603
     All other operating activities                                    3,701        616       (814)    (5,901)    (2,124)    (3,985)
                                                                    ------------------------------   -------------------------------
CASH FROM OPERATING ACTIVITIES                                        15,416     11,763     10,032      9,284     14,819     10,955
                                                                    ------------------------------   -------------------------------
CASH FLOWS--INVESTING ACTIVITIES
Additions to property, plant and equipment                            (2,536)    (2,036)    (2,047)   (11,431)   (13,466)    (6,935)
Dispositions of property, plant and equipment                             53       --            6      6,714      6,262      4,037
Net increase in GECS financing receivables                              --         --         --      (16,076)   (12,628)    (5,999)
Payments for principal businesses purchased                           (1,156)    (1,594)    (1,455)    (1,176)   (10,060)   (17,155)
All other investing activities                                          (234)      (432)       477    (12,173)    (8,283)   (11,380)
                                                                    ------------------------------   -------------------------------
CASH USED FOR INVESTING ACTIVITIES                                    (3,873)    (4,062)    (3,019)   (34,142)   (38,175)   (37,432)
                                                                    ------------------------------   -------------------------------
CASH FLOWS--FINANCING ACTIVITIES
Net increase (decrease) in borrowings
   (maturities of 90 days or less)                                    (1,331)    (1,230)     1,015     (2,121)     7,308     16,288
Newly issued debt (maturities longer than 90 days)                       785        558        509     46,887     47,605     41,440
Repayments and other reductions (maturities
   longer than 90 days)                                                 (855)      (615)    (1,787)   (31,907)   (26,924)   (31,027)
Net dispositions (purchases) of GE shares for treasury                   469     (1,002)    (2,819)      --         --         --
Dividends paid to share owners                                        (5,401)    (4,587)    (3,913)    (1,822)    (1,666)    (1,672)
All other financing activities                                          --         --         --       12,942        622       (114)
                                                                    ------------------------------   -------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                             (6,333)    (6,876)    (6,995)    23,979     26,945     24,915
                                                                    ------------------------------   -------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                5,210        825         18       (879)     3,589     (1,562)
Cash and equivalents at beginning of year                              2,000      1,175      1,157      6,931      3,342      4,904
                                                                    ------------------------------   -------------------------------
Cash and equivalents at end of year                                 $  7,210   $  2,000   $  1,175   $  6,052   $  6,931   $  3,342
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                              $   (388)  $   (482)  $   (620)  $(11,229)  $ (9,596)  $ (8,677)
Cash paid during the year for income taxes                            (1,804)    (1,246)    (1,151)      (800)      (351)      (947)
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

ANNUAL REPORT PAGE 40

MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

The financial data in this report, including the audited financial statements, have been prepared by management using the best available information and applying judgment. Accounting principles used in preparing the financial statements are those that are generally accepted in the United States of
America.

     Management believes that a sound, dynamic system of internal financial controls that balances benefits and costs provides a vital ingredient for the
Company's Six Sigma Quality initiative as well as the best safeguard for Company assets. Professional financial managers are responsible for implementing and overseeing the financial control system, reporting on management's stewardship of the assets entrusted to it by share owners and maintaining accurate records.

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

     KPMG LLP, independent auditors, provide an objective, independent review of management's discharge of its obligations relating to the fairness of reporting of operating results and financial condition. Their report for 2000 appears below.

     The Audit Committee of the Board (consisting solely of Directors from outside GE) maintains an ongoing appraisal--on behalf of share owners--of the activities and independence of the Company's independent auditors, the activities of its audit staff, financial reporting process, internal financial controls and compliance with key Company policies.

John F. Welch, Jr.
Chairman of the Board
and Chief Executive Officer

Jeffrey R. Immelt
President and Chairman-Elect

Keith S. Sherin
Senior Vice President, Finance,
and Chief Financial Officer

February 2, 2001

INDEPENDENT AUDITORS' REPORT

TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the financial statements of General Electric Company and consolidated affiliates as listed in Item 14 (a)1 on page 21. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Stamford, Connecticut

February 2, 2001

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

   Management's Discussion of Operations is presented in three parts:
Consolidated Operations, Segment Operations and International Operations.

CONSOLIDATED OPERATIONS

General Electric Company achieved record revenues, earnings and cash generation in 2000, demonstrating the benefits of its continuing emphasis on globalization, growth in services, Six Sigma Quality and e-Business.

   Revenues rose 16% to a record $129.9 billion in 2000, compared with $111.6 billion in 1999, which was 11% higher than the $100.5 billion reported in 1998.
The improvements in revenues over the three-year period reflect continued growth from global activities and services.

   Earnings increased to a record $12,735 million, a 19% increase from $10,717 million reported in 1999. Earnings per share increased to $1.27 during 2000, up
19% from the prior year's $1.07 (except as otherwise noted, earnings per share are presented on a diluted basis). Earnings in 1999 rose 15% from $9,296 million in 1998. In 1999, earnings per share increased 15% from $0.93 in 1998.

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
Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at January 1, 2001, the effects on its consolidated financial statements of adopting SFAS No. 133, as amended, will be a one-time reduction of net earnings of less than $0.5 billion, and a one-time reduction of equity, excluding the net earnings effect, of less than $1.0 billion. The precise transition effect is uncertain because the accounting for certain derivatives and hedging relationships in accordance with SFAS No. 133 is subject to further interpretation by the FASB.

DIVIDENDS DECLARED in 2000 amounted to $5,647 million. Per-share dividends of
$0.57 were up 17% from 1999, following a 17% increase from the preceding year.
GE has rewarded its share owners with 25 consecutive years of dividend growth.
The chart above illustrates that GE's dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor's
500 stock index.

RETURN ON AVERAGE SHARE OWNERS' EQUITY was 27.5% in 2000, up from 26.8% and
25.7% in 1999 and 1998, respectively.

   Except as otherwise noted, the analysis in the remainder of this section presents GE results with GECS reported on an equity basis.

GE TOTAL REVENUES were $69.5 billion in 2000, compared with $60.9 billion in
1999 and $56.0 billion in 1998.

*  GE sales of goods and services were $63.8 billion in 2000, an increase of 15%
   from 1999, which in turn was 8% higher than in 1998. Volume was about 16%
   higher in 2000, reflecting growth across most businesses during the year, led

                                  [CHART HERE]
--------------------------------------------------------------------------------
GE/S&P CUMULATIVE DIVIDEND
GROWTH SINCE 1995

--------------------------------------------------------------------------------
                                       2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
GE                                   101.01%   70.28%   45.19%  25.19%    10.94%
S&P                                   21.10    20.67    17.48   12.40      8.05
================================================================================

   by strong double-digit increases at Power Systems and Medical Systems. While overall selling prices were down slightly in 2000, the effects of selling prices on sales in various businesses differed markedly. The net effect of exchange rates on sales denominated in currencies other than the U.S. dollar also negatively affected revenues. Volume in 1999 was about 10% higher than in 1998, with selling price and currency effects both slightly negative.

      For purposes of the financial statement display of sales and costs of sales on pages 34 and 35, "goods" is required to include sales of tangible products, and "services" must include all other sales, including broadcasting and information services activities. An increasingly important element of GE

ANNUAL REPORT PAGE 42

   sales includes both spare parts (goods) as well as repair services. Such sales are referred to by management as "product services." Sales of product services were $16.2 billion in 2000, a 9% increase over 1999 on a comparable basis. Increases in product services revenues in 2000 were widespread, led by
   Power Systems, Medical Systems and Transportation Systems. Operating margin from product services was approximately $3.9 billion, up 10% from 1999 on a comparable basis. The increase reflected improvements in most product services businesses and was led by Power Systems, Medical Systems and
   Transportation Systems.

*  GE other income, earned from a wide variety of sources, was $0.5 billion in
   2000, $0.9 billion in 1999 and $0.7 billion in 1998. Comparisons over the three-year period are affected by a pre-tax gain of $388 million in 1999 resulting from the contribution of certain of NBC's media properties to NBC
   Internet (NBCi), a publicly-traded company, in exchange for a noncontrolling interest in NBCi.

*  Earnings of GECS were up 17% in 2000, following a 17% increase the year before. See page 45 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses. Two GE initiatives had significant effects on costs:

*  The Six Sigma Quality initiative has lowered GE's costs by dramatically reducing rework, simplifying processes and reducing direct material costs.
   Design for Six Sigma has been a key to the introduction of numerous high-quality new products with significantly enhanced features.

*  Costs have also been reduced by the e-Business initiative, a broad-based program under which GE is investing in internal infrastructure hardware and software that is enabling its businesses to conduct a growing portion of their business over the Internet. Benefits from the e-Business initiative include improved customer service, expanded product and service offerings and increased operating efficiency for both GE and its customers.

Principally because of the funding status of the GE Pension Plan (described in note 6) and other retiree benefit plans (described in note 5), principal U.S.
postemployment benefit plans contributed pre-tax cost reductions of $1,266 million and $1,062 million in 2000 and 1999, respectively, about 6.5% of net earnings in both years. The present funding status provides assurance of benefits for participating employees, but future effects on operating results depend on economic conditions and investment performance.

   Costs and expenses in 1999 included $326 million of unusual charges, the largest of which resulted from fourth-quarter developments affecting liabilities associated with past activities at former manufacturing sites that are not part of any current business segment. Other significant components of unusual charges included amounts described on page 45 for NBC and costs for rationalizing certain operations and facilities of GE's worldwide industrial businesses. Major elements of the restructuring program included costs for employee severance, lease termination, dismantlement and site restoration. The program was essentially completed by the end of 2000.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. GE's ongoing operating margin reached a record 18.9% of sales in 2000, up from 17.8% in 1999 and 16.7% in 1998. Reported operating margin was 18.6% in 2000, including the effects of a one-time retirement benefit provision associated with the new labor agreement. Reported operating margin in 1999 was 17.3% of sales, including the
$326 million of unusual charges discussed in the preceding paragraph. The improvement in ongoing operating margin in 2000 was broad-based, with improvements in a majority of GE's businesses, led by Power Systems and Aircraft
Engines, reflecting the increasing benefits from GE's product services, Six
Sigma Quality and e-Business initiatives.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) has paralleled the significant improvement in GE's ongoing operating

                                  [CHART HERE]
--------------------------------------------------------------------------------
GE RETURNS ON INVESTED CAPITAL

--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
Return on equity                      27.50%   26.80%   25.70%  25.00%    24.00%
Return on total capital               27.40    25.80    23.90   23.60     22.20
================================================================================

ANNUAL REPORT PAGE 43

margin. Total cost productivity in 2000 was 3.6%, reflecting benefits from improvements in base cost productivity achieved through strong volume growth and the Six Sigma Quality and e-Business initiatives. Most businesses achieved improvements in base cost productivity in excess of 5%. Total cost productivity was 4.2% in 1999, reflecting Six Sigma Quality benefits as well as higher volume. The total contribution of productivity in the last two years offset not only the negative effects of total cost inflation, but also the effects of selling price decreases.

GE INTEREST AND OTHER FINANCIAL CHARGES in 2000 amounted to $811 million, about the same as 1999 and slightly lower than the $883 million in 1998. During 2000, higher average interest rates were more than offset by lower average borrowing levels. The decrease in 1999 arose from a combination of lower average interest rates and lower average levels of borrowing.

INCOME TAXES on a consolidated basis were 31.0% of pre-tax earnings in 2000, compared with 31.2% in 1999 and 31.0% in 1998. A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about income tax provisions, is provided in note 7.

SEGMENT OPERATIONS

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 44. For additional information, including a description of the products and services included in each segment, see note 28.

AIRCRAFT ENGINES reported a 17% increase in operating profit in 2000, on revenues that were slightly higher than in 1999. The improvement in operating profit reflected strong productivity. Revenues in 1999 increased 4%, principally reflecting higher volume in product services. Operating profit increased 19% in
1999 as a result of productivity and growth in product services.

   In 2000, $1.6 billion of Aircraft Engines revenues were from sales to the
U.S. government, about the same as in 1999.

   Aircraft Engines received orders of $13.5 billion in 2000 compared with $12.0 billion in 1999. The $12.0 billion total backlog at year-end 2000 comprised unfilled product orders of $9.5 billion (of which 57% was scheduled for delivery in 2001) and product services orders of $2.5 billion to be delivered in 2001.
Comparable December 31, 1999 total backlog was $10.0 billion.

APPLIANCES revenues were 4% higher than a year ago, as volume increases more than offset lower selling prices. Operating profit also increased 4%, largely as a result of productivity and higher volume from new products. Revenues in 1999 were 1% higher than in 1998, as volume increases offset lower selling prices.
Operating profit decreased 13% in 1999, reflecting lower selling prices and increased spending on programs for new products and e-Business.

INDUSTRIAL PRODUCTS AND SYSTEMS revenues increased 3% in 2000, largely as a result of volume increases at Industrial Systems and growth in product services, including acquisitions, which more than offset lower selling prices. Operating profit increased 4%, primarily reflecting productivity and growth in product services. Revenues rose 3% in 1999, primarily as a result of volume increases at
Transportation Systems, which more than offset lower selling prices. Operating profit increased 11% in 1999 as strong productivity at Industrial Systems and
Lighting more than offset lower selling prices.

   Transportation Systems received orders of $2.1 billion in 2000, compared with
$1.4 billion in 1999. The $1.4 billion total backlog at year-end 2000 comprised unfilled product orders of $1.0 billion (of which 78% was scheduled for delivery

                                  [CHART HERE]
--------------------------------------------------------------------------------
GE OPERATING MARGIN AS
A PERCENTAGE OF SALES

--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
As reported                           18.60%   17.30%   16.70%  11.00%    14.80%
Restructuring and other unusual
   charges                             0.30     0.50       --    4.70        --
================================================================================

in 2001) and product services orders of $0.4 billion to be delivered in 2001.
Comparable December 31, 1999 total backlog was $1.4 billion.

NBC revenues increased 17% in 2000, reflecting its coverage of the Summer
Olympic Games as well as continued strong growth in cable operations, particularly at CNBC. Operating profit increased 14% as growth in owned-and-operated stations, cable operations and network operations was somewhat reduced by higher license fees associated with renewal of certain sports and prime-time programs. In 1999, revenues increased 10%, reflecting higher revenues in NBC's owned-and-operated stations and growth in cable operations. Operating profit was 17% higher, reflecting a strong advertising marketplace and improved pricing at the network, excellent results in cable

ANNUAL REPORT PAGE 44

SUMMARY OF OPERATING SEGMENTS

                                                   General Electric Company and consolidated affiliates
                                              -----------------------------------------------------------
For the years ended December 31 (In millions)      2000         1999         1998        1997        1996
---------------------------------------------------------------------------------------------------------
REVENUES
   GE
     Aircraft Engines                         $  10,779    $  10,730    $  10,294    $  7,799    $  6,302
     Appliances                                   5,887        5,671        5,619       5,801       5,586
     Industrial Products and Systems             11,848       11,555       11,222      10,984      10,401
     NBC                                          6,797        5,790        5,269       5,153       5,232
     Plastics                                     7,776        6,941        6,633       6,695       6,509
     Power Systems                               14,861       10,099        8,500       7,986       7,704
     Technical Products and Services              7,915        6,863        5,323       4,861       4,700
     Eliminations                                (2,075)      (1,767)      (1,401)     (1,247)     (1,093)
                                              -----------------------------------------------------------
        Total GE segment revenues                63,788       55,882       51,459      48,032      45,341
   Corporate items (a)                              517          619          771       3,227       1,407
   GECS net earnings                              5,192        4,443        3,796       3,256       2,817
                                              -----------------------------------------------------------
        Total GE revenues                        69,497       60,944       56,026      54,515      49,565
   GECS segment revenues                         66,177       55,749       48,694      39,931      32,713
   Eliminations (b)                              (5,821)      (5,063)      (4,251)     (3,606)     (3,099)
                                              -----------------------------------------------------------
CONSOLIDATED REVENUES                         $ 129,853    $ 111,630    $ 100,469    $ 90,840    $ 79,179
=========================================================================================================
SEGMENT PROFIT
   GE
     Aircraft Engines                         $   2,464    $   2,104    $   1,769    $  1,366    $  1,214
     Appliances                                     684          655          755         771         748
     Industrial Products and Systems              2,187        2,095        1,880       1,789       1,587
     NBC                                          1,797        1,576        1,349       1,216       1,020
     Plastics                                     1,923        1,651        1,584       1,500       1,443
     Power Systems                                2,809        1,753        1,338       1,275       1,189
     Technical Products and Services              1,718        1,359        1,109         988         855
                                              -----------------------------------------------------------
        Total GE operating profit                13,582       11,193        9,784       8,905       8,056
   GECS net earnings                              5,192        4,443        3,796       3,256       2,817
                                              -----------------------------------------------------------
        Total segment profit                     18,774       15,636       13,580      12,161      10,873
   Corporate items and eliminations (c) (d)      (1,429)        (902)        (584)     (1,351)       (703)
   GE interest and other financial charges         (811)        (810)        (883)       (797)       (595)
   GE provision for income taxes                 (3,799)      (3,207)      (2,817)     (1,810)     (2,295)
                                              -----------------------------------------------------------
CONSOLIDATED NET EARNINGS                     $  12,735    $  10,717    $   9,296    $  8,203    $  7,280
=========================================================================================================
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

(a)   Includes revenues of $944 million and $789 million in 1997 and 1996, respectively, from an appliance distribution affiliate that was deconsolidated in 1998. Also includes $1,538 million in 1997 from an exchange of preferred stock in Lockheed Martin Corporation for the stock of a newly formed subsidiary.

(b)   Principally the elimination of GECS net earnings.

(c)   Includes income, principally from licensing activities, of $79 million,
      $62 million, $271 million, $310 million and $282 million in 2000, 1999,
      1998, 1997 and 1996, respectively.

(d)   1999 includes unusual charges amounting to $265 million. Of the total, amounts that relate to activities of GE operating segments were as follows: Aircraft Engines--$42 million, Appliances--$75 million,
      Industrial Products and Systems--$12 million, Plastics--$13 million and
      Technical Products and Services --$34 million. 1997 includes unusual charges of $2,322 million. Of the total, amounts that relate to activities of GE operating segments were as follows: Aircraft Engines--$342 million,
      Appliances--$330 million, Industrial Products and Systems--$352 million,
      NBC--$161 million, Plastics--$63 million, Power Systems--$437 million and
      Technical Products and Services--$157 million. Also included in 1997 is
      $1,538 million associated with the Lockheed Martin Corporation transaction described in (a) above.
================================================================================

ANNUAL REPORT PAGE 45

operations and continued cost reductions, which more than offset higher license fees for certain prime-time programs that were renewed. Operating profit in 1999 included $123 million of the gain from the NBCi transaction, described on page
42. That gain was entirely offset by $62 million of operating losses from NBCi and predecessor operations (recorded as a reduction of "other income"), as well as $61 million of unusual costs recorded as "other costs and expenses" for entering into a loss programming contract and for closing certain CNBC facilities.

PLASTICS operating profit increased 16% in 2000 on revenues that were 12% higher than a year ago. The increases in both revenues and operating profit were primarily attributable to higher volume and improved selling prices, which more than offset the effects of higher raw material prices. Revenues in 1999 increased by 5%, as improved volume across all product lines more than offset the effects of lower selling prices. Operating profit increased by 4% as productivity and the increase in volume more than offset lower prices.

POWER SYSTEMS revenues increased 47% in 2000, primarily as a result of sharply higher volume in gas turbines and continued growth in product services, including acquisitions. Operating profit rose 60%, reflecting the increase in volume, selling prices and productivity. Revenues in 1999 were 19% higher than in 1998, primarily as a result of strong double-digit growth in gas turbine volume and in product services. Operating profit rose 31%, reflecting productivity, growth in product services and the increase in volume.

   Power Systems orders were $23.6 billion for 2000, a 68% increase over 1999, reflecting very strong Americas market growth. The $25.1 billion total backlog at year-end 2000 comprised unfilled product orders of $21.9 billion (of which
63% was scheduled for delivery in 2001) and product services orders of $3.2 billion to be delivered in 2001. Comparable December 31, 1999 total backlog was
$16.1 billion.

TECHNICAL PRODUCTS AND SERVICES revenues rose 15% in 2000, reflecting sharply higher volume at Medical Systems, including acquired businesses. Operating profit grew 26%, largely as a result of productivity and volume growth at
Medical Systems, which more than offset lower selling prices across the segment.
Revenues in 1999 were 29% higher than 1998 primarily attributable to growth at
Medical Systems, the result of higher equipment volume, including new products, and continued growth in product services, partially offset by lower selling prices across the segment. Operating profit increased 23% as productivity and volume increases, particularly at Medical Systems, more than offset lower selling prices.

   Orders received by Medical Systems in 2000 were $7.6 billion, a 19% increase over 1999. The $3.6 billion total backlog at year-end 2000 comprised unfilled product orders of $2.3 billion (of which 87% was scheduled for delivery in 2001)
and product services orders of $1.3 billion to be delivered in 2001. Comparable
December 31, 1999 total backlog was $3.1 billion.

GECS businesses are categorized for management purposes into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance.

   GECS net earnings were $5,192 million in 2000, up 17% from $4,443 million in
1999, with strong double-digit earnings growth in four of the five operating activities. Net earnings in 1999 increased 17% from 1998. The earnings improvement throughout the three-year period resulted from asset growth, principally from acquisitions of businesses and portfolios, and origination volume.

                                  [CHART HERE]
--------------------------------------------------------------------------------
OPERATING PROFIT OF GE SEGMENTS

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                      $13.58   $11.19    $9.78   $8.90    $8.056
================================================================================

   On December 28, 2000, Montgomery Ward, LLC (Wards), formerly a GECS subsidiary, filed for bankruptcy protection and began liquidation proceedings.
Net earnings for the year 2000 included operating losses from Wards amounting to
$245 million as well as a charge, primarily to other costs and expenses, for
$815 million ($537 million, after tax) to recognize the additional losses resulting from the bankruptcy of Wards.

*  GECS total revenues increased 19% to $66.2 billion in 2000, following a 14%
   increase to $55.7 billion in 1999. The increases in both years reflected the contributions of acquired businesses as well as growth in origination volume.
   Revenues in 2000 included a gain of $1,366 million ($848 million, after tax)
   from sale of GECS investment in common stock of Paine Webber Group, Inc.
   (PaineWebber).

ANNUAL REPORT PAGE 46

                                  [CHART HERE]
--------------------------------------------------------------------------------
GECS REVENUES

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                      $66.18   $55.75   $48.70  $39.93    $32.71
================================================================================

*  GECS cost of goods sold amounted to $8.5 billion in 2000, compared with $8.0 billion in 1999 and $6.8 billion in 1998, and relates to IT Solutions and
   Wards. The increase in 2000 and 1999 primarily reflects the consolidation of
   Wards from August 2, 1999, when GECS acquired control, through December 28,
   2000, when Wards commenced liquidation proceedings and was deconsolidated.

*  GECS interest on borrowings in 2000 was $11.1 billion, up from $9.4 billion in 1999 and $9.0 billion in 1998. The increase in both years reflected the effects of both interest rates and the average level of borrowings used to finance asset growth. GECS average composite interest rate was 5.89% in 2000, compared with 5.14% in 1999 and 5.92% in 1998. In 2000, average assets of
   $360.5 billion were 13% higher than in 1999, which in turn were 16% higher than in 1998. See page 52 for a discussion of interest rate risk management.

*  GECS insurance losses and policyholder and annuity benefits increased to
   $14.4 billion in 2000, compared with $11.0 billion in 1999 and $9.6 billion in 1998. This increase reflected effects of growth in premium volume and business acquisitions throughout the period, as well as a higher ratio of losses to premiums earned in the reinsurance business discussed on page 47.

*  GECS provision for losses on financing receivables was $2.0 billion in 2000, compared with $1.7 billion in 1999 and $1.6 billion in 1998. These provisions principally related to private-label credit cards, bank credit cards, personal loans and auto loans and leases in the consumer services operations, all of which are discussed on page 48 under financing receivables. The provisions throughout the three-year period reflected higher average receivable balances, changes in the mix of business, and the effects of lower average consumer delinquency rates.

*  GECS other costs and expenses were $22.8 billion in 2000, an increase from
   $19.4 billion in 1999 and $16.4 billion in 1998. The increase in 2000 reflected increased costs associated with acquired businesses and portfolios, the charges discussed previously for Wards, and the decision to rationalize certain operations discussed in the analysis of All Other GECS operating activities. The 1999 increase reflected increased costs associated with acquired businesses and portfolios, higher investment levels and increases in insurance commissions.

Financing spreads (the excess of yields over interest rates on borrowings)
increased slightly during 2000, as the improvement in yields outpaced increases in borrowing rates. Financing spreads in 1999 were relatively flat compared with
1998 as yields and borrowing rates decreased to a similar extent.

   Revenues and net earnings from operating activities within the GECS segment for the past three years are summarized and discussed below.

   CONSUMER SERVICES revenues increased 28% in 2000 and 6% in 1999, and net earnings increased 47% in 2000 and 35% in 1999. Growth in revenues and net income in 2000 resulted from higher premium and investment income at GE
Financial Assurance (GEFA), the consumer savings and insurance business, which experienced profitable growth from both acquisitions and volume. Revenues and net earnings also increased as a result of acquisition and volume growth at Card
Services and Global Consumer Finance, partially offset by losses at Mortgage
Services, which stopped accepting new business during 2000. The growth in revenues and net earnings during 1999 was led by Global Consumer Finance and improved results at GEFA, partially offset by the effects of asset reductions in
Card Services. The portfolio at Auto Financial Services (AFS) began to run off in 1999 and continued in 2000, resulting in a significant decline in revenues;
during 2000, AFS stopped accepting new business.

   EQUIPMENT MANAGEMENT revenues declined 4% in 2000, following a 3% increase in
1999, as higher revenues from GE Capital Aviation Services (GECAS), Transport
International Pool, GE Capital Modular Space and Americom, the satellite services business, were more than offset by lower revenues at IT Solutions. The increase in 1999 reflected acquisitions in the corporate auto fleet management operations and higher revenues at GECAS, largely offset by decreases in sales

ANNUAL REPORT PAGE 47

------------------------------------------------------------------------------
GECS REVENUES AND NET EARNINGS FROM OPERATING ACTIVITIES
------------------------------------------------------------------------------
(In millions)                                     2000        1999        1998
------------------------------------------------------------------------------
REVENUES
Consumer services                             $ 23,893    $ 18,705    $ 17,621
Equipment management                            14,747      15,383      14,926
Mid-market financing                             5,483       4,634       3,676
Specialized financing                            5,648       4,603       3,368
Specialty insurance                             11,878      10,643       8,829
All other                                        4,528       1,781         274
                                        --------------------------------------
Total revenues                                $ 66,177    $ 55,749    $ 48,694
==============================================================================
NET EARNINGS
Consumer services                             $  1,671    $  1,140    $    845
Equipment management                               833         683         806
Mid-market financing                               730         597         471
Specialized financing                            1,503       1,244         745
Specialty insurance                                879       1,167       1,115
All other                                         (424)       (388)       (186)
                                        --------------------------------------
Total net earnings                            $  5,192    $  4,443    $  3,796
==============================================================================

volume at the remaining equipment management businesses. Net earnings increased
22% in 2000, following a 15% decrease in 1999. The increase in 2000 reflected volume growth at GECAS, Transport International Pool and GE Capital Modular
Space, favorable tax effects and a higher level of asset gains, partially offset by lower results at IT Solutions. The decrease in net earnings in 1999 reflected lower results at IT Solutions and the European equipment management businesses, which more than offset growth at GECAS and Americom.

   MID-MARKET FINANCING revenues increased 18% in 2000, following a 26% increase in 1999, while net earnings grew 22% and 27%, respectively. Favorable tax effects and asset growth from originations were the most significant contributing factors to results in 2000, while asset growth from both acquisitions and originations was the most significant contributing factor in
1999.

   SPECIALIZED FINANCING revenues rose 23% and 37%, while net earnings increased
21% and 67% in 2000 and 1999, respectively. Revenues and net earnings growth in
2000 was principally the result of origination growth across all businesses within Specialized Financing. Revenues and net earnings growth in 1999 was principally the result of gains on equity investments led by GE Equity,
Commercial Finance and Real Estate. GE Equity experienced a high level of gains on sales of equity investments during 1999 and early 2000.

   SPECIALTY INSURANCE revenues increased 12% and 21% in 2000 and 1999, respectively, primarily resulting from premium growth throughout the period and higher premium income in 1999 from acquisitions. Net realized investment gains amounted to $639 million, $811 million and $574 million in 2000, 1999 and 1998, respectively. Investment income increased slightly in 2000, as higher interest income more than offset a decrease in net realized investment gains at GE Global
Insurance (the parent of Employers Reinsurance).

   Net income decreased 25% in 2000, following a 5% increase in 1999. The decrease in 2000 was attributable to deterioration of underwriting results at GE
Global Insurance, reflecting higher property and casualty-related losses
(principally as a result of adverse development relating to prior-year loss events, including large loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry. Losses in 1999 were significantly affected by a number of large loss events. Large loss events are individual events that, after specific reinsurance recoveries and related premium adjustments, affect GE Global Insurance operations by $2 million or more, and include losses from earthquakes, aviation and railroad accidents, fire damage, and weather-related damage from hurricanes, tornadoes, wind and ice.
Large loss events for GE Global Insurance occurring in 2000, 1999 and 1998 resulted in losses in those years of approximately $250 million, $510 million and $150 million, respectively. A portion of the 2000 and 1999 losses were recovered under aggregate risk coverage obtained in the ordinary course of the reinsurance business. Overall insurance losses for Specialty Insurance were partially mitigated by favorable experience in the Mortgage Insurance business, particularly in 1999.

   ALL OTHER GECS operating activities included the results of Wards from August
2, 1999, through December 28, 2000. The increase in revenues in 2000 also included a pre-tax gain of $1,366 million from sale of GECS investment in common stock of PaineWebber. The net loss of $424 million for 2000 comprised the
PaineWebber after-tax gain of $848 million, after-tax charges of $537 million related to Wards and after-tax strategic rationalization costs of $347 million,

                                  [CHART HERE]
--------------------------------------------------------------------------------
GECS NET EARNINGS

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                       $5.19    $4.44    $3.80   $3.26     $2.82
================================================================================

ANNUAL REPORT PAGE 48

                                  [CHART HERE]
--------------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL REVENUES

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
International operations              $45.82   $38.16   $33.76  $29.33    $25.45
Exports                                 7.14     7.51     8.75    8.91      7.58
================================================================================

primarily for asset write-downs, employee severance and lease termination. These strategic rationalization costs consisted of $107 million related to Consumer
Services, $191 million related to Equipment Management and $49 million related to Specialized Financing.

   FINANCING RECEIVABLES is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $147.3 billion at the end of 2000 from $137.9 billion at the end of 1999, as discussed in the following paragraphs. The related allowance for losses at the end of 2000 amounted to $4.0 billion ($3.7 billion at the end of 1999), representing management's best estimate of probable losses inherent in the portfolio.

   In GECS financing receivables, "nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful)
and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

   Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $48.8 billion at year-end 2000, a decrease of $3.5 billion from year-end 1999. Credit card and personal receivables increased $0.2 billion, primarily from origination volume, partially offset by sales and securitizations and the net effects of foreign currency translation. Auto receivables decreased $3.7 billion, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio and the net effects of foreign currency translation. Nonearning consumer receivables at year-end 2000 were $1.1 billion, about 2.3% of outstandings, compared with $0.9 billion, about 1.8% of outstandings at year-end 1999. Write-offs of consumer receivables increased to
$1.3 billion from $1.2 billion for 1999, reflecting shifts in the mix of products and global businesses. Consistent with industry trends, consumer delinquency rates increased somewhat toward the end of 2000 from the unusually low levels earlier in the year but were below year-end 1999 levels.

   Other financing receivables, which totaled $98.5 billion at December 31,
2000, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $12.9 billion during 2000, reflecting increased originations and acquisition growth, partially offset by sales and securitizations and the net effects of foreign currency translation. Related nonearning and reduced-earning receivables were $0.9 billion, about 1.0% of outstandings at year-end 2000, compared with $0.9 billion, about 1.1% of outstandings at year-end 1999.

   GECS loans and leases to commercial airlines amounted to $15.3 billion at the end of 2000, up from $11.8 billion at the end of 1999. GECS commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 18.

INTERNATIONAL OPERATIONS

Estimated results of international activities include the results of GE and GECS operations located outside the United States plus all U.S. exports. Certain GECS operations that cannot meaningfully be associated with specific geographic areas are classified as "other international" for this purpose.

   International revenues in 2000 were $53.0 billion (41% of consolidated revenues), compared with $45.7 billion in 1999 and $42.5 billion in 1998. The chart above left depicts the growth in international revenues over the past five years.

                                  [CHART HERE]
--------------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL REVENUES
BY REGION

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
Europe                                $26.67   $25.82   $24.35  $20.63    $18.03
Pacific Basin                          15.19    10.19     8.06    7.98      7.57
Americas                                7.68     6.73     6.91    6.20      4.71
Other                                  3.411     2.94     3.19    3.43      2.72
================================================================================

ANNUAL REPORT PAGE 49

--------------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL REVENUES
--------------------------------------------------------------------------------
(In millions)                                   2000          1999          1998
--------------------------------------------------------------------------------
Europe                                       $24,144       $22,919       $21,665
Pacific Basin                                 12,921         7,879         5,166
Americas                                       5,912         5,229         5,030
Other                                          2,842         2,136         1,895
                                             -----------------------------------
                                              45,819        38,163        33,756
Exports from the U.S. to
   external customers                          7,138         7,513         8,751
                                             -----------------------------------
                                             $52,957       $45,676       $42,507
================================================================================

   GE international revenues were $26.7 billion in 2000, an increase of $2.7 billion over 1999, which was $0.3 billion lower than in 1998. Over the three-year period, international revenues were slightly less than half of total revenues. The increase in such revenues during 2000 was attributable to sales growth in operations based outside the United States, partially offset by a 5%
decrease in U.S. exports, primarily at Power Systems. Revenues from operations based outside the United States grew 19% to $19.5 billion in 2000. European revenues were 8% higher in 2000, led by increases at Power Systems and Plastics.
Pacific Basin revenues were 39% higher in 2000, reflecting double-digit growth at Power Systems, Medical Systems and Plastics. Revenues from the Americas
(North and South America, except for the United States) increased 17%, reflecting double-digit growth in both Canadian and Latin American operations.

   GECS international revenues were $26.3 billion in 2000, an increase of 21%
from $21.7 billion in 1999. Revenues in the Pacific Basin almost doubled in
2000, principally because of growth in Japan, the result of the purchase by GE
Financial Assurance of the insurance policies and related assets of Toho Mutual
Life Insurance Company (Toho). "Other international" revenues increased 27% in
2000, largely a result of higher revenues at GE Capital Aviation Services
(GECAS). Overall, these increases reflect the continued expansion of GECS as a global provider of a wide range of financial services.

   Consolidated international operating profit was $6.8 billion in 2000, an increase of 21% over 1999, which was 9% higher than in 1998. Additional information about operating profit by region is provided in note 29.

   Total assets of international operations were $159.4 billion in 2000 (37% of consolidated assets), an increase of 13% over 1999. The increase in 2000 reflected strong growth at GECS in the Pacific Basin, particularly in Japan, resulting from the acquisition of Toho discussed previously. GECS also achieved significant asset growth at GECAS, which is classified as "other international."

   The international activities of GE and GECS span all global regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for GE plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, GE may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to power and aircraft equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, lower costs of goods sourced from countries with weakened currencies, more opportunities for lower cost outsourcing, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

   Financial results of GE's international activities reported in U.S. dollars are affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Principal currencies are the major European currencies, including the euro, as well as the
Japanese yen and the Canadian dollar. Certain of GE's operations in Europe will need to be fully euro-capable as of January 1, 2002. GE is taking appropriate actions to meet that requirement and no adverse consequences are expected.

                                  [CHART HERE]
--------------------------------------------------------------------------------
CONSOLIDATED TOTAL ASSETS

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
United States                        $277.82  $263.78  $227.11 $206.46   $189.43
International                         159.19   141.26   128.82   97.55     82.97
================================================================================

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

STATEMENT OF FINANCIAL POSITION

Because GE and GECS share certain significant elements of their Statements of
Financial Position--property, plant and equipment, and borrowings, for example--the following discussion addresses significant captions in the
"consolidated" statement. Within the following discussions, however, distinction is drawn between GE and GECS activities in order to permit meaningful analysis of each individual statement.

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by GE Financial Assurance and the specialty insurance businesses of GECS in support of obligations to annuitants and policyholders. GE investment securities were $1.0 billion at year-end 2000, a decrease of $0.3 billion from 1999, reflecting decreases in the fair value of equity investment securities partially offset by additional investments. GECS investment securities were $90.3 billion in 2000, compared with $80.5 billion in
1999. The increase of $9.8 billion resulted from the addition of securities from acquired companies, investment of premiums received and increases in the fair value of debt securities, partially offset by the disposition of GECS investment in common stock of PaineWebber and a decrease in the fair value of certain equity securities, consistent with market conditions. See note 10 for further information.

CURRENT RECEIVABLES for GE were $9.7 billion at the end of 2000, an increase of
$1.0 billion from year-end 1999, and included $6.3 billion due from customers at the end of 2000, which was $0.5 billion higher than the amount due at the end of
1999. Turnover of customer receivables from sales of goods and services was 10.0 in 2000, compared with 9.4 in 1999. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

INVENTORIES for GE were $7.1 billion at December 31, 2000, up $1.3 billion from the end of 1999. GE inventory turnover was 8.5 in 2000, an increase from 8.3 in
1999. Acquisitions of inventories in business combinations and volume growth more than offset the positive effects of inventory management programs throughout the period. Last-in, first-out (LIFO) revaluations decreased $82 million in 2000, compared with decreases of $84 million in 1999 and $87 million in 1998. Included in these changes were decreases of $6 million, $4 million and
$29 million in 2000, 1999 and 1998, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years.

   Inventories (at FIFO) and customer receivables from sales of goods or services are two key components of GE's working capital turnover measurement.
Working capital turnover was 24.0 in 2000, compared with 11.5 in 1999, principally reflecting effects of increased progress collections throughout the period.

   GECS inventories were $666 million and $1,209 million at December 31, 2000 and 1999, respectively. The decrease in 2000 primarily relates to the deconsolidation of Wards because of its bankruptcy filing.

FINANCING RECEIVABLES of GECS were $143.3 billion at year-end 2000, net of allowance for doubtful accounts, up $9.1 billion over 1999. These receivables are discussed on page 48 and in notes 13 and 14.

INSURANCE RECEIVABLES of GECS were $23.8 billion at year-end 2000, an increase of $4.8 billion that was primarily attributable to acquisitions.

OTHER RECEIVABLES of GECS, which consist of trade receivables, accrued investment income, operating lease receivables and a variety of sundry items, were $13.3 billion and $15.1 billion at December 31, 2000 and 1999, respectively. The decrease of $1.8 billion primarily resulted from the planned run-off of assets from the 1999 acquisition of Japan Leasing Corporation.

PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $40.0 billion at December 31, 2000, down $1.0 billion from 1999. GE property, plant and equipment consists of investments for its own productive use, whereas the largest element for GECS is in equipment provided to third parties on operating leases. Details by category of investment are presented in note 16.

ANNUAL REPORT PAGE 51

   GE total expenditures for plant and equipment during 2000 totaled $2.5 billion, compared with $2.0 billion in 1999. Total expenditures for the past five years were $11.3 billion, of which 39% was investment for growth through new capacity and product development; 32% was investment in productivity through new equipment and process improvements; and 29% was investment for such other purposes as improvement of research and development facilities and safety and environmental protection.

   GECS additions to property, plant and equipment (including equipment leased to others), were $11.4 billion during 2000 ($13.5 billion during 1999), primarily reflecting acquisitions of transportation equipment.

INTANGIBLE ASSETS were $27.4 billion at year-end 2000, up from $26.0 billion at year-end 1999. GE intangibles increased to $12.4 billion from $11.3 billion at the end of 1999, principally as a result of goodwill related to acquisitions, the largest of which were Harmon Industries and OEC Medical Systems, partially offset by amortization. GECS intangibles increased $0.3 billion to $15.0 billion, reflecting goodwill and other intangibles associated with acquisitions, the largest of which was the acquisition of the insurance policies and related assets of Toho Mutual Life Insurance Company by GE Financial Assurance,
partially offset by amortization.

ALL OTHER ASSETS totaled $73.9 billion at year-end 2000, an increase of $8.9 billion from the end of 1999. GE other assets increased $3.2 billion, principally reflecting an increase in the prepaid pension asset, higher costs associated with increased volume of long-term service agreements and additions to capitalized software. GECS other assets increased $5.7 billion as a result of additional investments in real estate ventures and associated companies, and increases in "separate accounts" (see note 18), partially offset by decreases in assets acquired for resale, which reflected sales and securitizations in excess of originations.

CONSOLIDATED BORROWINGS aggregated $201.3 billion at December 31, 2000, compared with $201.8 billion at the end of 1999. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (the major public borrowing entity of GECS) differently because of their distinct business characteristics.
Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both
GE and GE Capital.

   GE has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in GE Capital's ratio of earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31,
2000 and 1999. Management believes the likelihood that GE will be required to contribute capital under either the commitments or the guarantee is remote.

   GE total borrowings were $1.8 billion at year-end 2000 ($0.9 billion short-term, $0.9 billion long-term), a decrease of $1.2 billion from year-end
1999. GE total debt at the end of 2000 equaled 3.3% of total capital, down from
6.4% at the end of 1999.

   GECS total borrowings were $205.4 billion at December 31, 2000, of which
$124.0 billion is due in 2001 and $81.4 billion is due in subsequent years.

                                  [CHART HERE]
--------------------------------------------------------------------------------
GE WORKING CAPITAL TURNOVER

--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                       23.98    11.52     9.22    7.42      6.30
================================================================================

Comparable amounts at the end of 1999 were $200.0 billion in total, $129.2 billion due within one year and $70.8 billion due thereafter. A large portion of
GECS borrowings ($94.5 billion and $96.6 billion at the end of 2000 and 1999, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 6.43% at the end of 2000, compared with 53 days and 5.82% at the end of 1999. The GE Capital ratio of debt to equity was 7.53 to 1 at the end of 2000 and 8.44 to 1 at the end of 1999.

ANNUAL REPORT PAGE 52

   INTEREST RATE AND CURRENCY RISK MANAGEMENT is important in the normal operations of GE and GECS. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in notes 1, 19 and 30.

   The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

*  One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve").
   Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the
   2001 net earnings of GECS based on year-end 2000 positions by approximately
   $124 million; the pro forma effect for GE was insignificant. Based on positions at year-end 1999, the pro forma effect on 2000 net earnings of such an increase in interest rates was estimated to be approximately $105 million for GECS and $13 million for GE.

*  As shown in the chart to the right, the geographic distribution of GE and
   GECS operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2000 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify GE and GECS assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would have an insignificant effect on the 2001 net earnings of GE and GECS based on year-end 2000 positions. Based on conditions at year-end 1999, the effect on 2000 net earnings of such a decrease in exchange rates was estimated to be insignificant for GE and GECS.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $106.2 billion, $19.4 billion higher than in 1999. The increase was primarily attributable to the addition of liabilities from acquisitions, increases in separate accounts, and growth in guaranteed investment contracts. For additional information on these liabilities, see note 20.

                                  [CHART HERE]
--------------------------------------------------------------------------------
TOTAL ASSETS OF INTERNATIONAL OPERATIONS

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
Europe                                $80.28   $83.36   $84.52  $66.74    $55.19
Pacific Basin                          42.28    28.21    18.43    8.88      8.12
Americas                               15.33    13.29    11.25    8.62      7.23
Other                                  21.29    16.40    14.63   13.31     12.43
================================================================================

STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

Share owners' equity increased $7,935 million to $50,492 million at year-end
2000. The increase was largely attributable to net earnings during the period of
$12,735 million, partially offset by dividends of $5,647 million.

   Currency translation adjustments reduced equity by $1,204 million in 2000.
Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on GE's net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. The decrease during 2000 largely reflected continued weakening in the euro. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of.

ANNUAL REPORT PAGE 53

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows separately.

GE CASH AND EQUIVALENTS aggregated $7.2 billion at the end of 2000, up from $2.0 billion at year-end 1999. During 2000, GE generated a record $15.4 billion in cash from operating activities, a 31% increase over 1999. The increase reflected improvements in earnings and working capital, the latter principally from progress collections. The 2000 cash generation provided the necessary resources to purchase $2.2 billion of GE common stock under the share repurchase program, to pay $5.4 billion in dividends to share owners, to invest $2.5 billion in plant and equipment and to make $1.2 billion in acquisitions.

   Operating activities are the principal source of GE's cash flows. Over the past three years, operating activities have provided more than $37 billion of cash. The principal application of this cash was distributions of approximately
$22 billion to share owners, both through payment of dividends ($13.9 billion)
and through the share repurchase program ($7.7 billion) described below. Other applications included investment in plant and equipment ($6.6 billion) and acquisitions ($4.2 billion).

   Under the share repurchase program initiated in December 1994, GE has purchased more than $17 billion of GE stock--over 950 million shares through
2000. In December 1999, GE's Board of Directors increased the amount authorized from $17 billion to $22 billion. Funds used for the share repurchase are expected to be generated largely from operating cash flow.

   Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making selective investments for long-term growth. Expenditures for plant and equipment are expected to be about $2.9 billion in 2001, principally for productivity and growth.

GECS CASH AND EQUIVALENTS aggregated $6.1 billion at the end of 2000, down from
$6.9 billion at year-end 1999 principally as a result of liquidation of short-term investments, partially offset by $13.2 billion of cash acquired in connection with the acquisition of the insurance policies and related assets of the Toho Mutual Life Insurance Company. The cash acquired with Toho is shown as cash from financing activities. Paydown of the acquired Toho insurance policies
($4.4 billion in 2000) appears as a usage under the caption "Insurance liabilities and reserves" and was a primary cause of the decrease in GECS cash from operating activities in 2000.

   One of the primary sources of cash for GECS is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years,
GECS borrowings with maturities of 90 days or less have increased by $21.5 billion. New borrowings of $135.9 billion having maturities longer than 90 days were added during those years, while $89.9 billion of such longer-term borrowings were retired. GECS also generated $35.1 billion from operating activities.

                                  [CHART HERE]
--------------------------------------------------------------------------------
GE CUMULATIVE CASH FLOWS
SINCE 1994

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
Cash flows from operating activities  $67.73   $52.31   $40.55  $30.52    $21.20
Dividends paid                         25.59    20.19    15.61   11.69      8.28
Shares repurchased                     18.67    16.44    14.58   10.93      7.44
================================================================================

   The principal use of cash by GECS has been investing in assets to grow its businesses. Of the $109.7 billion that GECS invested over the past three years,
$34.7 billion was used for additions to financing receivables; $31.8 billion was used to invest in new equipment, principally for lease to others; and $28.4 billion was used for acquisitions of new businesses, the largest of which were
Japan Leasing and the credit card operations of JC Penney, both in 1999.

   With the financial flexibility that comes with excellent credit ratings, management believes that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

ANNUAL REPORT PAGE 54

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarized on the following page are divided into three sections: upper portion--consolidated data; middle portion--GE data that reflect various conventional measurements for such enterprises; and lower portion--GECS data that reflect key information pertinent to financial services businesses.

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $2,193 million in 2000, up
9% over 1999 and 1998. In 2000, expenditures from GE's own funds were $1,867 million, an increase of 12% over 1999, reflecting continuing research and development work related to new product, service and process technologies.
Product technology efforts in 2000 included continuing development work on the next generation of gas turbines, further advances in state-of-the-art diagnostic imaging technologies, and development of more fuel-efficient, cost-effective aircraft engine designs. Services technologies include advances in diagnostic

                                  [CHART HERE]
--------------------------------------------------------------------------------
ORDERS BACKLOG

(In billions)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
                                      $44.17   $32.42   $28.53  $26.44    $26.19
================================================================================

applications, including remote diagnostic capabilities related to repair and maintenance of medical equipment, aircraft engines, power generation equipment and locomotives. Process technologies provided improved product quality and performance and increased capacity for manufacturing engineered materials.
Expenditures funded by customers (mainly the U.S. government) were $326 million in 2000, down $24 million from 1999.

GE'S TOTAL BACKLOG of firm unfilled orders at the end of 2000 was $44.2 billion, an increase of 36% over 1999, reflecting strong double-digit growth at Power
Systems, Aircraft Engines and Medical Systems. Of the total, $36.7 billion related to products, of which 71% was scheduled for delivery in 2001. Services orders, included in this reported backlog for only the succeeding 12 months, were $7.5 billion at the end of 2000. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to penalties. See
Segment Operations beginning on page 43 for further information.

REGARDING ENVIRONMENTAL MATTERS, GE's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

   In 2000, GE expended about $48 million for capital projects related to the environment. The comparable amount in 1999 was $66 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices--such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators--at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental

                                  [CHART HERE]
--------------------------------------------------------------------------------
GE SHARE PRICE ACTIVITY

(In dollars)
--------------------------------------------------------------------------------
                                        2000     1999     1998    1997      1996
--------------------------------------------------------------------------------
High                                  $60.50   $53.17   $34.65  $25.52    $17.69
Low                                    41.67    31.42    23.00   15.98     11.58
Close                                  47.94    51.58    34.00   24.46     16.48
================================================================================

responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $55 million over the next two years.
This level is in line with existing levels for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

   GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $128 million in 2000, compared with $114 million in 1999. It is presently expected that such remediation actions will require average annual expenditures in the range of $90 million to
$150 million over the next two years.

ANNUAL REPORT PAGE 55

SELECTED FINANCIAL DATA

(Dollar amounts in millions;                           --------------------------------------------------
per-share amounts in dollars)                              2000       1999       1998      1997      1996
---------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                            $129,853   $111,630   $100,469   $90,840  $ 79,179
   Net earnings                                          12,735     10,717      9,296     8,203     7,280
   Dividends declared                                     5,647      4,786      4,081     3,535     3,138
   Earned on average share owners' equity                  27.5%      26.8%      25.7%     25.0%     24.0%
   Per share
     Earnings--diluted                                 $   1.27   $   1.07   $   0.93   $  0.82  $   0.72
     Earnings--basic                                       1.29       1.09       0.95      0.83      0.73
     Dividends declared                                    0.57       0.48 2/3   0.41 2/3  0.36      0.31 2/3
     Stock price range                                   60.50-     53.17-     34.65-    25.52-    17.69-
                                                         41.67      31.42      23.00     15.98     11.58
     Year-end closing stock price                         47.94      51.58      34.00     24.46     16.48
Total assets                                            437,006    405,200    355,935   304,012   272,402
Long-term borrowings                                     82,132     71,427     59,663    46,603    49,246
Shares outstanding--average (in thousands)            9,897,110  9,833,478  9,806,995 9,824,075 9,922,182
Share owner accounts--average                           597,000    549,000    534,000   509,000   486,000
=========================================================================================================
GE DATA

   Short-term borrowings                               $    940   $  2,245   $  3,466   $ 3,629  $  2,339
   Long-term borrowings                                     841        722        681       729     1,710
   Minority interest                                        968        823        816       569       477
   Share owners' equity                                  50,492     42,557     38,880    34,438    31,125
                                                       --------------------------------------------------
     Total capital invested                            $ 53,241   $ 46,347   $ 43,843   $39,365  $ 35,651
                                                       ==================================================
   Return on average total capital invested                27.4%      25.8%      23.9%     23.6%     22.2%

   Borrowings as a percentage of total capital invested     3.3%       6.4%       9.5%    11.1%      11.4%

   Working capital (a)                                 $    799   $  3,922   $  5,038   $ 5,990  $  6,598
   Additions to property, plant and equipment             2,536      2,036      2,047     2,191     2,389
   Employees at year end
     United States                                      131,000    124,000    125,000   128,000   123,000
     Other countries                                     92,000     86,000     82,000    81,000    65,000
                                                       --------------------------------------------------
     Total employees                                    223,000    210,000    207,000   209,000   188,000
=========================================================================================================
GECS DATA

   Revenues                                            $ 66,177   $ 55,749   $ 48,694   $39,931  $ 32,713
   Net earnings                                           5,192      4,443      3,796     3,256     2,817
   Share owner's equity                                  23,022     20,321     19,727    17,239    14,276
   Minority interest                                      3,968      4,391      3,459     3,113     2,530
   Borrowings from others                               205,371    200,025    172,200   141,263   125,621
   Ratio of debt to equity at GE Capital                 7.53:1     8.44:1     7.86:1    7.45:1    7.84:1

   Total assets                                        $370,636   $345,018   $303,297   $255,408 $227,419
   Insurance premiums written                            16,461     13,624     11,865     9,396     8,185
   Employees at year end
     United States (b)                                   37,000     43,000     38,000    37,000    32,000
     Other countries                                     53,000     57,000     48,000    30,000    19,000
                                                       --------------------------------------------------
     Total employees                                     90,000    100,000     86,000    67,000    51,000
=========================================================================================================
Transactions between GE and GECS have been eliminated from the consolidated information. Per-share amounts and share data have been adjusted for the 3-for-1 stock split effective on April 27, 2000.

(a)  Working capital is defined as the sum of receivables from the sales of goods and services plus inventories less trade accounts payable and progress collections.

(b)  Excludes employees of Montgomery Ward.
================================================================================

ANNUAL REPORT PAGE 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------
1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

CONSOLIDATION. The consolidated financial statements represent the adding together of all affiliates--companies that General Electric Company directly or indirectly controls. Results of associated companies--generally companies that are 20% to 50% owned and over which General Electric Company, directly or indirectly, has significant influence--are included in the financial statements on a "one-line" basis.

FINANCIAL STATEMENT PRESENTATION. Financial data and related measurements are presented in the following categories:

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

   Certain prior-year amounts have been reclassified to conform to the 2000 presentation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

SALES OF GOODS AND SERVICES. A sale is recorded when title passes to the customer or when services are performed in accordance with contracts. Sales under complex contracts are recorded based on the objectively determined fair value of each component of the contract, in accordance with generally accepted accounting principles.

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

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES. The allowance for losses on small-balance receivables reflects management's best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experience. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled accounts.

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

INTEREST RATE AND CURRENCY RISK MANAGEMENT. Upon adoption of Statement of
Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING
ACTIVITIES, on January 1, 2001, certain financial instruments and portions of other financial instruments will be defined to be derivatives. After that date, all derivatives will be carried at their fair values, and all changes in fair values will affect net earnings or share owners' equity immediately.

   As a matter of policy, neither GE nor GECS engages in derivatives trading, derivatives market-making or other speculative activities.

   GE and GECS use swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, GECS uses swaps to stabilize cash flows from mortgage-related assets.

   Designated interest rate and currency swaps, forwards and limit contracts that modify borrowings or certain assets, and forecasted transactions such as forecasted commercial paper renewals, are accounted for on an accrual basis.
Both GE and GECS require all other swaps, as well as futures, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or firm commitments; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

   Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items, both at inception of the hedge and over the life of the hedge contract.

   As a matter of policy, any derivative that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in earnings immediately.

GECS INSURANCE ACCOUNTING POLICIES. Accounting policies for GECS insurance businesses follow.

PREMIUM INCOME. Insurance premiums are reported as earned income as follows:

*  For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), premiums are reported as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, premium adjustments are recorded based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported reserves.

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

ANNUAL REPORT PAGE 58

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

---------------------------------------------
2 GE OTHER INCOME
---------------------------------------------

                                              ----------------------------------
(In millions)                                  2000          1999          1998
--------------------------------------------------------------------------------
Residual licensing and
   royalty income                             $  65         $  67         $ 301
Associated companies                           (111)           (1)          (32)
Marketable securities and
   bank deposits                                 55           105           114
Customer financing                               22            17            19
Other items                                     467           668           282
                                              ----------------------------------
                                              $ 498         $ 856         $ 684
================================================================================

   Effective January 1, 1999, GE transferred certain licenses and intellectual property pursuant to an agreement to sell the former RCA Consumer Electronics business. Licensing income from these assets is included under the caption
"Residual licensing and royalty income" in the previous table.

   Other income in 1999 included a gain of $388 million related to the contribution of certain of NBC's media properties to NBC Internet (NBCi), a publicly-traded company, in exchange for a noncontrolling interest in NBCi.
Assets contributed by NBC included its 100% interest in NBC.com, NBC-IN.com and
VideoSeeker.com as well as a 10% interest in a fourth property, CNBC.com.

---------------------------------------------
3 GECS REVENUES FROM SERVICES
---------------------------------------------

                                            ------------------------------------
(In millions)                                  2000          1999          1998
--------------------------------------------------------------------------------
Time sales, loan and
   other income (a)                         $22,326       $18,209        $14,682
Operating lease rentals                       6,183         6,022          5,402
Financing leases                              3,688         3,587          4,267
Investment income                             8,479         6,243          5,617
Premium and commission
   income of insurance
   businesses                                16,093        12,948         11,352
                                            ------------------------------------
                                            $56,769       $47,009        $41,320
================================================================================

(a) Includes gains on sales of financial assets through securitizations of $489 million in 2000, approximately the same as in 1999 and 1998.
--------------------------------------------------------------------------------

   For insurance businesses, the effects of reinsurance on premiums written and premium and commission income were as follows:

                                         ---------------------------------------
(In millions)                                2000           1999           1998
--------------------------------------------------------------------------------
PREMIUMS WRITTEN

Direct                                   $  9,390       $  7,382       $  6,237
Assumed                                     9,552          8,520          7,470
Ceded                                      (2,481)        (2,278)        (1,842)
                                         ---------------------------------------
                                         $ 16,461       $ 13,624       $ 11,865
PREMIUM AND COMMISSION
   INCOME
Direct                                   $  9,026       $  7,002       $  6,063
Assumed                                     9,643          8,460          7,151
Ceded                                      (2,576)        (2,514)        (1,862)
                                         ---------------------------------------
                                         $ 16,093       $ 12,948       $ 11,352
================================================================================
   Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $3,232 million, $2,648 million and
$1,594 million for the years ended December 31, 2000, 1999 and 1998, respectively.

ANNUAL REPORT PAGE 59

---------------------------------------------
4  SUPPLEMENTAL COST INFORMATION
---------------------------------------------

Total expenditures for research and development were $2,193 million, $2,017 million and $1,930 million in 2000, 1999 and 1998, respectively. The
Company-funded portion aggregated $1,867 million in 2000, $1,667 million in 1999 and $1,537 million in 1998.

   Rental expense under operating leases is shown below.

                                         ---------------------------------------
(In millions)                               2000            1999            1998
--------------------------------------------------------------------------------
GE                                        $  648          $  607          $  568
GECS                                       1,176           1,067             889
================================================================================

   At December 31, 2000, minimum rental commitments under noncancelable operating leases aggregated $2,723 million and $4,726 million for GE and GECS, respectively. Amounts payable over the next five years follow.

                                ------------------------------------------------
(In millions)                   2001       2002       2003       2004       2005
--------------------------------------------------------------------------------
GE                              $498       $413       $334       $277       $243
GECS                             772        689        607        477        366
================================================================================
   GE's selling, general and administrative expense totaled $8,392 million in
2000, $7,732 million in 1999 and $7,177 million in 1998. Insignificant amounts of interest were capitalized by GE and GECS in 2000, 1999 and 1998.

---------------------------------------------
5 RETIREE HEALTH AND LIFE BENEFITS
---------------------------------------------

GE and its affiliates sponsor a number of retiree health and life insurance benefit plans ("retiree benefit plans"). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan (see note 6) with 10 or more years of service. Retirees share in the cost of health care benefits.
Benefit provisions are subject to collective bargaining. These plans cover approximately 250,000 retirees and dependents.

   The effect on operations of principal retiree benefit plans is shown in the following table.

--------------------------------------------------------------------------------
EFFECT ON OPERATIONS
                                                  ------------------------------
(In millions)                                      2000        1999        1998
--------------------------------------------------------------------------------
Expected return on plan assets                    $(178)      $(165)      $(149)
Service cost for benefits earned                    165         107          96
Interest cost on benefit obligation                 402         323         319
Prior service cost                                   49           8           8
Net actuarial loss recognized                        40          45          39
                                                  ------------------------------
Total cost                                        $ 478       $ 318       $ 313
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

--------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
BENEFIT OBLIGATION (APBO)
                                                         -----------------------
(In millions)                                               2000           1999
--------------------------------------------------------------------------------
Balance at January 1                                     $ 4,926        $ 5,007
Service cost for benefits earned                             165            107
Interest cost on benefit obligation                          402            323
Participant contributions                                     25             24
Plan amendments                                              948           --
Actuarial loss/(gain)                                        534            (62)
Benefits paid                                               (578)          (499)
Other                                                       --               26
                                                         -----------------------
Balance at December 31 (a)                               $ 6,422        $ 4,926
================================================================================
(a) The APBO for the health plans was $4,688 million and $3,275 million at year-end 2000 and 1999, respectively.
================================================================================

   Changes in the fair value of assets for retiree benefit plans follow.

--------------------------------------------------------------------------------
FAIR VALUE OF ASSETS
                                                       -------------------------
(In millions)                                             2000             1999
--------------------------------------------------------------------------------
Balance at January 1                                   $ 2,369          $ 2,121
Actual return on plan assets                               (85)             355
Employer contributions                                     300              368
Participant contributions                                   25               24
Benefits paid                                             (578)            (499)
                                                       -------------------------
Balance at December 31                                 $ 2,031          $ 2,369
================================================================================

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented 6.9% and 6.2% of trust assets at year-end 2000 and 1999, respectively.

   GE recorded assets and liabilities for retiree benefit plans are as follows:

--------------------------------------------------------------------------------
RETIREE BENEFIT LIABILITY/ASSET
                                                       -------------------------
December 31 (In millions)                                 2000             1999
--------------------------------------------------------------------------------
Accumulated postretirement
   benefit obligation                                  $ 6,422          $ 4,926
Deduct unrecognized balances

   Prior service cost                                     (999)            (100)
   Net actuarial loss                                     (818)             (61)
Fair value of plan assets                               (2,031)          (2,369)
Retiree life plans asset                                     8               99
                                                       -------------------------
Retiree health plans liability                         $ 2,582          $ 2,495
================================================================================

ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal retiree benefit plans follow.

ANNUAL REPORT PAGE 60

-------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
                                             ----------------------------------
December 31                                  2000           1999          1998
-------------------------------------------------------------------------------
Discount rate                                 7.5%          7.75%         6.75%
Compensation increases                         5.0           5.0           5.0
Health care cost trend (a)                    10.0           9.0           7.8
Return on assets for the year                  9.5           9.5           9.5
-------------------------------------------------------------------------------
(a) For 2000, gradually declining to 5% after 2009.
===============================================================================

   Increasing or decreasing the health care cost trend rates by one percentage point would have had an insignificant effect on the December 31, 2000, accumulated postretirement benefit obligation and the annual cost of retiree health plans.

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

---------------------------------------------
6 PENSION BENEFITS
---------------------------------------------

GE and its affiliates sponsor a number of pension plans. Principal pension plans are discussed below; other pension plans are not significant individually or in the aggregate.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension
Plan.

   The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. The GE Pension Plan covers approximately 485,000 participants, including 134,000 employees, 156,000 former employees with vested rights to future benefits, and 195,000 retirees and beneficiaries receiving benefits.

   The GE Supplementary Pension Plan is a pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S.
employees.

   Details of the effect on operations of principal pension plans, and the total effect on cost of postemployment benefit plans, follow.

--------------------------------------------------------------------------------
EFFECT ON OPERATIONS
                                                --------------------------------
(In millions)                                      2000        1999        1998
                                                --------------------------------
Expected return on plan assets                  $ 3,754     $ 3,407     $ 3,024
Service cost for benefits earned (a)               (780)       (693)       (625)
Interest cost on benefit obligation              (1,966)     (1,804)     (1,749)
Prior service cost                                 (237)       (151)       (153)
SFAS No. 87 transition gain                         154         154         154
Net actuarial gain recognized                       819         467         365
                                                --------------------------------
Cost reduction from pension                       1,744       1,380       1,016
                                                --------------------------------
Retiree benefit plans (note 5)                     (478)       (318)       (313)
Total cost reductions from
   postemployment benefit plans                 $ 1,266     $ 1,062     $   703
--------------------------------------------------------------------------------
(a) Net of participant contributions.
================================================================================

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as GE may determine to be appropriate. GE has not made contributions to the GE Pension Plan since 1987 because the fully funded status of the Plan precludes a current tax deduction and because any GE contribution would require payment of excise taxes.

   Changes in the projected benefit obligation for principal pension plans follow.

--------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION
                                                       -------------------------
(In millions)                                              2000            1999
--------------------------------------------------------------------------------
Balance at January 1                                   $ 25,522        $ 27,572
Service cost for benefits earned (a)                        780             693
Interest cost on benefit obligation                       1,966           1,804
Participant contributions                                   140             122
Plan amendments                                           1,155            --
Actuarial loss/(gain) (b)                                   970          (2,790)
Benefits paid                                            (1,998)         (1,879)
                                                       -------------------------
Balance at December 31                                 $ 28,535        $ 25,522
================================================================================
(a) Net of participant contributions.
(b) Principally associated with discount rate changes.
--------------------------------------------------------------------------------

   Changes in the fair value of assets for principal pension plans follow.

--------------------------------------------------------------------------------
FAIR VALUE OF ASSETS
                                                     ---------------------------
(In millions)                                            2000              1999
--------------------------------------------------------------------------------
Balance at January 1                                 $ 50,243          $ 43,447
Actual return on plan assets                            1,287             8,472
Employer contributions                                     85                81
Participant contributions                                 140               122
Benefits paid                                          (1,998)           (1,879)
                                                     ---------------------------
Balance at December 31                               $ 49,757          $ 50,243
================================================================================

   Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented 9.2% and 9.8% of trust assets at year-end 2000 and 1999, respectively.

   GE recorded assets and liabilities for principal pension plans are as follows:

--------------------------------------------------------------------------------
PREPAID PENSION ASSET
                                                     ---------------------------
December 31 (In millions)                                  2000            1999
--------------------------------------------------------------------------------
Fair value of plan assets                              $ 49,757        $ 50,243
Add (deduct) unrecognized balances
   Prior service cost                                     1,617             699
   SFAS No. 87 transition gain                             --              (154)
   Net actuarial gain                                   (12,594)        (16,850)
Projected benefit obligation                            (28,535)        (25,522)
Pension liability                                         1,132             981
                                                     ---------------------------
Prepaid pension asset                                  $ 11,377        $  9,397
================================================================================

ANNUAL REPORT PAGE 61

   ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal pension plans follow.

--------------------------------------------------------------------------------
ACTUARIAL ASSUMPTIONS
                                              ----------------------------------
December 31                                   2000           1999          1998
--------------------------------------------------------------------------------
Discount rate                                  7.5%          7.75%         6.75%
Compensation increases                         5.0            5.0           5.0
Return on assets for the year                  9.5            9.5           9.5
================================================================================

   Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

---------------------------------------------
7 PROVISION FOR INCOME TAXES
---------------------------------------------

--------------------------------------------------------------------------------
(In millions)                                   2000          1999          1998
                                              ----------------------------------
GE
Current tax expense                           $3,331        $2,555        $2,227
Deferred tax expense from
   temporary differences                         468           652           590
                                              ----------------------------------
                                               3,799         3,207         2,817
                                              ----------------------------------
GECS
Current tax expense                            1,229           806           815
Deferred tax expense from
   temporary differences                         683           847           549
                                              ----------------------------------
                                               1,912         1,653         1,364
                                              ----------------------------------
CONSOLIDATED
Current tax expense                            4,560         3,361         3,042
Deferred tax expense from
   temporary differences                       1,151         1,499         1,139
                                              ----------------------------------
                                              $5,711        $4,860        $4,181
================================================================================

   GE includes GECS in filing a consolidated U.S. federal income tax return. The
GECS provision for current tax expense includes its effect on the consolidated return.

   Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of $3,005 million, $1,632 million and $1,459 million in 2000, 1999 and 1998, respectively, and amounts applicable to non-U.S. jurisdictions of
$1,246 million, $1,399 million and $1,335 million in 2000, 1999 and 1998, respectively. Consolidated deferred tax expense related to U.S. federal income taxes was $1,095 million, $1,475 million and $971 million in 2000, 1999 and
1998, respectively.

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

   Consolidated U.S. income before taxes was $12.9 billion in 2000, $11.3 billion in 1999 and $9.7 billion in 1998. The corresponding amounts for
non-U.S.-based operations were $5.5 billion in 2000, $4.3 billion in 1999 and
$3.8 billion in 1998.

   A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided below.

-----------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF U.S. FEDERAL                 Consolidated                     GE                        GECS
STATUTORY TAX RATE TO ACTUAL RATE          ----------------------    -----------------------     ----------------------
                                           2000     1999     1998     2000     1999     1998     2000     1999     1998
-----------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate     35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%
Increase (reduction) in rate
   resulting from:
   Inclusion of after-tax earnings
     of GECS in before-tax
     earnings of GE                         --       --       --     (11.0)   (11.2)   (11.0)     --       --       --
   Amortization of goodwill                 1.1      1.1      1.1      0.7      0.8      0.7      1.1      1.0      1.0
   Tax-exempt income                       (1.5)    (1.7)    (1.8)     --       --       --      (4.0)    (4.4)    (4.7)
   Tax on international activities
     (including Foreign Sales
     Corporation benefits)                 (4.9)    (4.2)    (3.0)    (3.0)    (2.6)    (2.7)    (5.8)    (4.8)    (1.3)
   All other--net                           1.3      1.0     (0.3)     1.3      1.0      1.3      0.6      0.3     (3.6)
                                           ----------------------    -----------------------     ----------------------
                                           (4.0)    (3.8)    (4.0)   (12.0)   (12.0)   (11.7)    (8.1)    (7.9)    (8.6)
                                           ----------------------    -----------------------     ----------------------
Actual income tax rate                     31.0%    31.2%    31.0%    23.0%    23.0%    23.3%    26.9%    27.1%    26.4%
=======================================================================================================================

ANNUAL REPORT PAGE 62

---------------------------------------------
8 EARNINGS PER SHARE INFORMATION
---------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                         2000                1999                 1998
                                                   -----------------   -----------------   -----------------
(In millions; per-share amounts in dollars)        Diluted     Basic   Diluted     Basic   Diluted     Basic
------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings available to common share owners      $12,735   $12,735   $10,717   $10,717   $ 9,296   $ 9,296
Dividend equivalents--net of tax                        11      --           8      --          13      --
                                                   -----------------   -----------------   -----------------
Net earnings available for per-share calculation   $12,746   $12,735   $10,725   $10,717   $ 9,309   $ 9,296
                                                   -----------------   -----------------   -----------------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding                9,897     9,897     9,833     9,833     9,807     9,807
Employee compensation-related shares,
   including stock options                             160      --         163      --         183      --
                                                   -----------------   -----------------   -----------------
Total average equivalent shares                     10,057     9,897     9,996     9,833     9,990     9,807
                                                   -----------------   -----------------   -----------------
Net earnings per share                             $  1.27   $  1.29   $  1.07   $  1.09   $  0.93   $  0.95
------------------------------------------------------------------------------------------------------------
Share data and per-share amounts have been adjusted for the 3-for-1 stock split effective on April 27, 2000.
============================================================================================================

---------------------------------------------
9 PROPOSED ACQUISITION
---------------------------------------------

On October 22, 2000, the Board of Directors of General Electric Company approved a definitive agreement by which GE will acquire Honeywell International Inc.
(Honeywell) through a tax-free merger of Honeywell with a wholly-owned subsidiary of GE.

   Under the terms of the agreement, Honeywell share owners will receive 1.055 shares of GE common stock in exchange for each share of Honeywell. GE expects to use approximately 850 million shares to effect the transaction.

   Completion of the merger is subject to certain remaining conditions, which include review or approval of the transaction by various governmental authorities. The merger is expected to be accounted for as a pooling of interests. Honeywell share owners approved the merger in January, and GE and
Honeywell are working with regulatory agencies to complete the required reviews so that the transaction can close as early as possible in 2001.

---------------------------------------------
10 INVESTMENT SECURITIES
---------------------------------------------

                                                           2000                                         1999
                                       --------------------------------------------  --------------------------------------------
                                                      Gross        Gross                            Gross      Gross
                                       Amortized unrealized   unrealized  Estimated  Amortized unrealized  unrealized   Estimated
December 31 (In millions)                   cost      gains       losses fair value       cost      gains      losses  fair value
---------------------------------------------------------------------------------------------------------------------------------
GE SECURITIES
Equity                                  $    316   $    266    $   (146)   $    436   $    149   $    547    $     (1)   $    695
Debt--U.S. corporate                         364        209        --           573        430        148        --           578
                                       --------------------------------------------  --------------------------------------------
                                             680        475        (146)      1,009        579        695          (1)      1,273
                                       --------------------------------------------  --------------------------------------------
GECS SECURITIES
Debt
   U.S. corporate                         39,078        459      (1,282)     38,255     31,512        175      (1,759)     29,928
   State and municipal                    13,272        499        (139)     13,632     12,558        141        (452)     12,247
   Mortgage-backed                        13,683        323        (160)     13,846     12,799        173        (376)     12,596
   Corporate--non-U.S                     12,640        374        (168)     12,846      9,923        228        (248)      9,903
   Government--non-U.S                     5,059        104        (108)      5,055      4,675        114         (77)      4,712
   U.S. government and federal agency      2,106         15         (42)      2,079      2,481          5        (171)      2,315
Equity                                     4,392        703        (478)      4,617      6,420      2,641        (277)      8,784
                                       --------------------------------------------  --------------------------------------------
                                          90,230      2,477      (2,377)     90,330     80,368      3,477      (3,360)     80,485
                                       --------------------------------------------  --------------------------------------------
CONSOLIDATED TOTALS                     $ 90,910   $  2,952    $ (2,523)   $ 91,339   $ 80,947   $  4,172    $ (3,361)   $ 81,758
=================================================================================================================================
A substantial portion of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.
---------------------------------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 63

--------------------------------------------------------------------------------
CONTRACTUAL MATURITIES OF GECS DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED SECURITIES)
                                                   -----------------------------
                                                    Amortized          Estimated
(In millions)                                            cost         fair value
--------------------------------------------------------------------------------
Due in
   2001                                               $ 5,002            $ 5,028
   2002-2005                                           14,479             14,717
   2006-2010                                           17,765             17,789
   2011 and later                                      34,909             34,333
================================================================================
It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
--------------------------------------------------------------------------------

   Proceeds from sales of investment securities by GE and GECS were $24,748 million in 2000 ($18,521 million in 1999 and $16,707 million in 1998). Gross realized gains were $3,589 million in 2000, including $1,366 million from sale of GECS investment in common stock of Paine Webber Group, Inc. Gross realized gains were $1,430 million in 1999 and $1,126 million in 1998. Gross realized losses were $790 million in 2000 ($484 million in 1999 and $308 million in
1998).

---------------------------------------------
11 GE CURRENT RECEIVABLES
---------------------------------------------

                                                      --------------------------
December 31 (In millions)                                 2000             1999
--------------------------------------------------------------------------------
Aircraft Engines                                      $  1,840         $  1,601
Appliances                                                 327              285
Industrial Products and Systems                          1,274            1,163
NBC                                                        384              329
Plastics                                                 1,098              953
Power Systems                                            3,668            3,359
Technical Products and Services                          1,128            1,036
Corporate items and eliminations                           358              337
                                                      --------------------------
                                                        10,077            9,063
Less allowance for losses                                 (350)            (320)
                                                      --------------------------
                                                      $  9,727         $  8,743
================================================================================

   Receivables balances at December 31, 2000 and 1999, before allowance for losses, included $6,323 million and $5,832 million, respectively, from sales of goods and services to customers, and $233 million and $296 million, respectively, from transactions with associated companies.

   Current receivables of $227 million at year-end 2000 and
$203 million at year-end 1999 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer. About 3%, 4% and 4% of GE's sales of goods and services were to the U.S. government in 2000, 1999 and 1998, respectively.

---------------------------------------------
12 INVENTORIES
---------------------------------------------

                                                        ------------------------
December 31 (In millions)                                  2000            1999
--------------------------------------------------------------------------------
GE
Raw materials and work in process                       $ 4,134         $ 3,438
Finished goods                                            3,614           3,054
Unbilled shipments                                          243             233
                                                        ------------------------
                                                          7,991           6,725
Less revaluation to LIFO                                   (845)           (927)
                                                        ------------------------
                                                          7,146           5,798
GECS
Finished goods (a)                                          666           1,209
                                                        ------------------------
                                                        $ 7,812         $ 7,007
================================================================================
(a) Includes $773 million of retail inventory at year-end 1999 related to Wards, which was deconsolidated in 2000.
================================================================================

   LIFO revaluations decreased $82 million in 2000, compared with decreases of
$84 million in 1999 and $87 million in 1998. Included in these changes were decreases of $6 million, $4 million and $29 million in 2000, 1999 and 1998, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years. As of December 31, 2000, GE is obligated to acquire certain raw materials at market prices through the year
2008 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

ANNUAL REPORT PAGE 64

---------------------------------------------
13 GECS FINANCING RECEIVABLES
   (investments in time sales, loans
   and financing leases)
---------------------------------------------

                                                    ----------------------------
December 31 (In millions)                                2000              1999
--------------------------------------------------------------------------------
TIME SALES AND LOANS
Consumer services                                   $  43,954         $  44,784
Specialized financing                                  28,497            24,745
Mid-market financing                                   21,506            18,422
Equipment management                                    1,385               978
Specialty insurance                                        90                28
Other                                                     838             1,183
                                                    ----------------------------
Time sales and loans                                   96,270            90,140
                                                    ----------------------------
INVESTMENT IN FINANCING LEASES
Direct financing leases                                46,186            43,738
Leveraged leases                                        4,877             4,045
                                                    ----------------------------
Investment in financing leases                         51,063            47,783
                                                    ----------------------------
                                                      147,333           137,923
Less allowance for losses                              (4,034)           (3,708)
                                                    ----------------------------
                                                    $ 143,299         $ 134,215
================================================================================
   Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 2000 and 1999, commercial real estate loans and leases of $21,329 million and $15,782 million, respectively, were included in either financing receivables or GECS insurance receivables. Note 18 contains information on airline loans and leases.

   Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing, power generation, commercial real estate, and commercial equipment and facilities.

   As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, GECS is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. GECS is generally entitled to any residual value of leased assets.

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

----------------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT IN FINANCING LEASES
                                                                     Total                   Direct
                                                                financing leases        financing leases         Leveraged leases
                                                              --------------------    --------------------    --------------------
December 31 (In millions)                                         2000        1999        2000        1999        2000        1999
----------------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                       $ 74,960    $ 68,158    $ 50,556    $ 47,069    $ 24,404    $ 21,089
Less principal and interest on third-party nonrecourse debt    (19,773)    (17,184)       --          --       (19,773)    (17,184)
                                                              --------------------    --------------------    --------------------
   Net rentals receivable                                       55,187      50,974      50,556      47,069       4,631       3,905
Estimated unguaranteed residual value of leased assets           7,314       7,157       4,602       4,945       2,712       2,212
Less deferred income                                           (11,438)    (10,348)     (8,972)     (8,276)     (2,466)     (2,072)
                                                              --------------------    --------------------    --------------------
INVESTMENT IN FINANCING LEASES (as shown above)                 51,063      47,783      46,186      43,738       4,877       4,045
Less amounts to arrive at net investment
   Allowance for losses                                           (646)       (581)       (558)       (509)        (88)        (72)
   Deferred taxes                                               (8,408)     (8,593)     (4,496)     (5,087)     (3,912)     (3,506)
                                                              --------------------    --------------------    --------------------
NET INVESTMENT IN FINANCING LEASES                            $ 42,009    $ 38,609    $ 41,132    $ 38,142    $    877    $    467
==================================================================================================================================

ANNUAL REPORT PAGE 65

--------------------------------------------------------------------------------
CONTRACTUAL MATURITIES                      ------------------------------------
                                            Total time sales         Net rentals
(In millions)                                  and loans (a)      receivable (a)
--------------------------------------------------------------------------------

Due in
    2001                                             $28,870             $16,620
    2002                                              21,368              11,885
    2003                                              18,140               8,253
    2004                                               7,439               5,055
    2005                                               5,611               3,173
    2006 and later                                    14,842              10,201
                                            ------------------------------------
Total                                                $96,270             $55,187
================================================================================
(a) Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.
================================================================================

   Nonearning consumer receivables were $1,139 million and $930 million at
December 31, 2000 and 1999, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $949 million and $932 million at year-end
2000 and 1999, respectively.

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

                                                                ----------------
December 31 (In millions)                                       2000        1999
--------------------------------------------------------------------------------
Loans requiring allowance for losses                            $475        $631
Loans expected to be fully recoverable                           384         219
                                                                ----------------
                                                                $859        $850
                                                                ================
Allowance for losses                                            $166        $179
Average investment during year                                   801         610
Interest income earned while impaired (a)                         20          27
================================================================================
(a) Principally on the cash basis
--------------------------------------------------------------------------------

---------------------------------------------
14 GECS ALLOWANCE FOR LOSSES ON FINANCING
   RECEIVABLES
---------------------------------------------

--------------------------------------------------------------------------------
(In millions)                                    2000         1999         1998
                                            ------------------------------------
Balance at January 1                          $ 3,708      $ 3,223      $ 2,745
Provisions charged to operations                2,045        1,671        1,603
Net transfers primarily related
    to acquisitions and sales                      22          271          386
Amounts written off--net                       (1,741)      (1,457)      (1,511)
                                            ------------------------------------
Balance at December 31                        $ 4,034      $ 3,708      $ 3,223
================================================================================

---------------------------------------------
15 GECS INSURANCE RECEIVABLES
---------------------------------------------

At year-end 2000 and 1999, this account included reinsurance recoverables of
$8,240 million and $8,138 million and receivables at insurance affiliates of
$15,562 million and $10,831 million, respectively. Receivables at insurance affiliates include premium receivables, investments in whole real estate and other loans and funds on deposit with reinsurers.

---------------------------------------------
16 PROPERTY, PLANT AND EQUIPMENT (including
   equipment leased to others)
---------------------------------------------

                                                          ----------------------
December 31 (In millions)                                    2000           1999
--------------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                                  $   544        $   526
   Buildings, structures and related
     equipment                                              6,982          6,674
   Machinery and equipment                                 20,792         20,849
   Leasehold costs and manufacturing
     plant under construction                               1,871          2,150
                                                          ----------------------
                                                           30,189         30,199
                                                          ----------------------
   GECS
   Buildings and equipment                                  5,753          7,163
   Equipment leased to others
     Aircraft                                              12,888         10,591
     Vehicles                                               9,872         10,942
     Railroad rolling stock                                 3,459          3,323
     Marine shipping containers                             2,196          2,309
     Other                                                  3,633          3,832
                                                          ----------------------
                                                           37,801         38,160
                                                          ----------------------
                                                          $67,990        $68,359
                                                          ======================
ACCUMULATED DEPRECIATION
   AND AMORTIZATION
   GE                                                     $17,990        $17,818
   GECS
     Buildings and equipment                                2,084          2,127
     Equipment leased to others                             7,901          7,392
                                                          ----------------------
                                                          $27,975        $27,337
================================================================================

   Amortization of GECS equipment leased to others was $2,620 million, $2,673 million and $2,185 million in 2000, 1999 and 1998, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end
2000 totaled $16,034 million and are due as follows: $4,017 million in 2001;
$3,177 million in 2002; $2,407 million in 2003; $1,707 million in 2004; $1,194 million in 2005; and $3,532 million thereafter.

ANNUAL REPORT PAGE 66

---------------------------------------------
17 INTANGIBLE ASSETS
---------------------------------------------

                                                           ---------------------
December 31 (In millions)                                     2000          1999
--------------------------------------------------------------------------------
GE
Goodwill                                                   $11,962       $10,805
Other intangibles                                              462           457
                                                           ---------------------
                                                            12,424        11,262
                                                           ---------------------
GECS
Goodwill                                                    11,550        12,301
Present value of future profits (PVFP)                       2,780         1,812
Other intangibles                                              687           635
                                                           ---------------------
                                                            15,017        14,748
                                                           ---------------------
                                                           $27,441       $26,010
================================================================================
GE intangible assets are net of accumulated amortization of $3,413 million in
2000 and $2,891 million in 1999. GECS intangible assets are net of accumulated amortization of $5,815 million in 2000 and $4,233 million in 1999.
--------------------------------------------------------------------------------

   The amount of goodwill amortization included in net earnings (net of income taxes) in 2000, 1999 and 1998 was $439 million, $395 million and $291 million for GE and $620 million, $512 million and $408 million for GECS, respectively.

   PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 17% to 7% of the year-end 2000 unamortized balance for each of the next five years.

---------------------------------------------
18 ALL OTHER ASSETS
---------------------------------------------

                                                       -------------------------
December 31 (In millions)                                  2000            1999
--------------------------------------------------------------------------------
GE
Investments
   Associated companies (a)                            $  2,670        $  2,678
   Other                                                    954             741
                                                       -------------------------
Prepaid pension asset                                    11,377           9,397
Long-term receivables, including notes                    1,987           2,024
Prepaid broadcasting rights                                 967           1,078
Other                                                     6,073           4,887
                                                       -------------------------
                                                         24,028          20,805
                                                       -------------------------
GECS
Investments
   Assets acquired for resale                             1,394           3,406
   Associated companies (a)                              12,785          11,298
   Real estate ventures                                   6,496           4,397
   Other                                                  5,298           4,424
                                                       -------------------------
                                                         25,973          23,525

Separate accounts                                        11,705          10,335
Servicing assets (b)                                      1,449           1,707
Deferred insurance acquisition costs                      5,815           4,682
Other                                                     5,424           4,445
                                                       -------------------------
                                                         50,366          44,694
                                                       -------------------------
ELIMINATIONS                                               (507)           (518)
                                                       -------------------------
                                                       $ 73,887        $ 64,981
================================================================================
(a) Includes advances.
(b) Associated primarily with serviced residential mortgage loans amounting to
    $81 billion and $86 billion at December 31, 2000 and 1999, respectively.
--------------------------------------------------------------------------------

   In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued loans and guarantees (principally guarantees)
amounting to $1,160 million at year-end 2000 and $1,453 million at year-end
1999; and it had entered into commitments totaling $1,476 million and $1,843 million at year-end 2000 and 1999, respectively, to provide financial assistance on future aircraft engine sales. Estimated fair values of the aircraft securing these receivables and associated guarantees exceeded the related account balances and guaranteed amounts at December 31, 2000. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 2000 and 1999, the balance of such GECS loans, leases and equipment leased to others was $15.3 billion and $11.8 billion, respectively. In addition, at December 31, 2000, GECS had issued financial guarantees and funding commitments of $601 million ($59 million at year-end 1999) and had placed multi-year orders for various Boeing and Airbus aircraft with list prices of approximately $22.9 billion ($9.9 billion at year-end 1999).

   At year-end 2000, the National Broadcasting Company had $7,631 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games, and commitments under long-term television station affiliation agreements that require payments through the year 2010.

   In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guarantees totaling $4,599 million at year-end 2000 and $3,794 million at year-end 1999.

   Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 20.

ANNUAL REPORT PAGE 67

---------------------------------------------
19 BORROWINGS
---------------------------------------------

--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS

                                ------------------------------------------------
                                            2000                1999
-----------------------------------------------------      ---------------------
                                              Average                   Average
December 31 (In millions)         Amount     rate (a)       Amount     rate (a)
--------------------------------------------------------------------------------
GE
Commercial paper
   U.S.                         $     --           --%    $    521         6.54%
   Non-U.S.                          172         5.77          396         5.02
Payable to banks,
   principally non-U.S.              527        11.30          629        10.18
Current portion of
   long-term debt                     71         7.90          123         7.27
Other                                170                       576
                                ------------------------------------------------
                                     940                     2,245
                                ------------------------------------------------
GECS
Commercial paper
   U.S                            77,525         6.67       84,702         6.07
   Non-U.S                        16,965         5.46       11,909         4.19
Current portion of
   long-term debt                 19,283         5.95       22,902         5.59
Other                             10,219                     9,746
                                ------------------------------------------------
                                 123,992                   129,259
                                ------------------------------------------------
ELIMINATIONS                      (5,752)                   (1,158)
                                ------------------------------------------------
                                $119,180                  $130,346
================================================================================

--------------------------------------------------------------------------------
LONG-TERM BORROWINGS
                                ---------------------     ----------------------
                                    2000
                                 Average
December 31 (In millions)       rate (a)  Maturities         2000         1999
--------------------------------------------------------------------------------
GE
Industrial development/
   pollution control bonds          4.65%   2003-2027     $    334      $   328
Payable to banks,
   principally non-U.S.             6.07    2002-2006          255          156
Other (b)                                                      252          238
                                                          ----------------------
                                                               841          722
                                                          ----------------------
GECS
Senior notes                        5.59    2002-2055       80,383       69,770
Subordinated notes (c)              7.88    2006-2035          996          996
                                                          ----------------------
                                                            81,379       70,766
                                                          ----------------------
ELIMINATIONS                                                   (88)         (61)
                                                          ----------------------
                                                          $ 82,132      $71,427
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

(c)  Guaranteed by GE.
--------------------------------------------------------------------------------

   Borrowings of GE and GECS are addressed at right from two
perspectives--liquidity and interest rate risk management. Additional information about borrowings and associated swaps can be found in note 30.

LIQUIDITY requirements of GE and GECS are principally met through the credit markets. Maturities of long-term borrowings (including the current portion)
during the next five years follow.

                             ---------------------------------------------------
(In millions)                   2001       2002       2003       2004       2005
--------------------------------------------------------------------------------
GE                           $    71    $    92    $    20    $   211    $    15
GECS                          19,283     20,089     16,231     11,330      7,086
================================================================================

   Committed credit lines of $4.2 billion had been extended to GE by 24 banks at year-end 2000. Substantially all of GE's credit lines are available to GECS and its affiliates in addition to their own credit lines.

   At year-end 2000, GECS and its affiliates held committed lines of credit aggregating $28.1 billion, including $12.2 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. Amounts drawn by GECS under these lines at December 31,
2000, were not significant. Both GE and GECS compensate certain banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

INTEREST RATE RISK is managed by GECS in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives.
Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

   The following table shows GECS borrowing positions considering the effects of swaps.

--------------------------------------------------------------------------------
GECS EFFECTIVE BORROWINGS (INCLUDING SWAPS)

                                                         -----------------------
December 31 (In millions)                                    2000           1999
                                                         -----------------------
Short-term                                               $ 80,162       $ 74,347
                                                         =======================
Long-term (including current portion)
   Fixed rate (a)                                        $ 98,905       $ 90,361
   Floating rate                                           26,304         35,317
                                                         -----------------------
Total long-term                                          $125,209       $125,678
================================================================================
(a)  Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.
--------------------------------------------------------------------------------

   At December 31, 2000, swap maturities ranged from 2001 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 5.92% (5.63% at year-end 1999).

ANNUAL REPORT PAGE 68

---------------------------------------------
20 GECS INSURANCE LIABILITIES, RESERVES AND
   ANNUITY BENEFITS
---------------------------------------------
                                                         -----------------------
December 31 (In millions)                                    2000           1999
--------------------------------------------------------------------------------
Investment contracts and universal
   life benefits                                         $ 33,232       $ 30,448
Life insurance benefits (a)                                32,288         18,460
Unpaid claims and claims adjustment
   expenses (b)                                            22,886         21,473
Unearned premiums                                           6,039          6,060
Separate accounts (see note 18)                            11,705         10,335
                                                         -----------------------
                                                         $106,150       $ 86,776
================================================================================
(a)  Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 2% to 9% in 2000 and from 5% to 9% in 1999.

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

                                           ------------------------------------
(In millions)                                  2000          1999          1998
--------------------------------------------------------------------------------
Balance at January 1--gross                $ 21,473      $ 19,611      $ 14,654
Less reinsurance recoverables                (4,832)       (3,483)       (2,246)
                                           ------------------------------------
Balance at January 1--net                    16,641        16,128        12,408
Claims and expenses incurred
   Current year                               9,718         6,917         6,330
   Prior years                                  607           248          (162)
Claims and expenses paid
   Current year                              (3,704)       (2,508)       (2,400)
   Prior years                               (6,572)       (5,162)       (3,692)
Claim reserves related to
   acquired companies                           488           929         3,476
Other                                           231            89           168
                                           ------------------------------------
Balance at December 31--net                  17,409        16,641        16,128
Add reinsurance recoverables                  5,477         4,832         3,483
                                           ------------------------------------
Balance at December 31--gross              $ 22,886      $ 21,473      $ 19,611
================================================================================

   Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

   Financial guarantees and credit life risk of insurance affiliates are summarized below.

                                                      --------------------------
December 31 (In millions)                                  2000            1999
--------------------------------------------------------------------------------
Guarantees, principally on municipal
   bonds and structured finance issues                $ 194,061       $ 177,840
Mortgage insurance risk in force                         68,112          59,798
Credit life insurance risk in force                      19,910          26,427
Less reinsurance                                        (42,143)        (37,992)
                                                      --------------------------
                                                      $ 239,940       $ 226,073
================================================================================

---------------------------------------------
21 GE ALL OTHER LIABILITIES
---------------------------------------------

This caption includes noncurrent compensation and benefit accruals at year-end
2000 and 1999 of $6,268 million and $5,839 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, product warranties and a variety of sundry items.

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

---------------------------------------------
22 DEFERRED INCOME TAXES
---------------------------------------------

Aggregate deferred income tax amounts are summarized below.

                                                         -----------------------
December 31 (In millions)                                   2000            1999
--------------------------------------------------------------------------------
ASSETS
GE                                                       $ 6,131         $ 5,808
GECS                                                       7,309           5,528
                                                         -----------------------
                                                          13,440          11,336
                                                         -----------------------
LIABILITIES
GE                                                         6,583           6,091
GECS                                                      15,547          14,483
                                                         -----------------------
                                                          22,130          20,574
                                                         -----------------------
NET DEFERRED INCOME TAX LIABILITY                        $ 8,690         $ 9,238
================================================================================

ANNUAL REPORT PAGE 69

   Principal components of the net deferred income tax balances for GE and GECS are as follows:

                                                         ----------------------
December 31 (In millions)                                   2000           1999
-------------------------------------------------------------------------------
GE
Provisions for expenses (a)                              $(4,392)       $(4,203)
Retiree insurance plans                                     (904)          (839)
Prepaid pension asset                                      3,982          3,289
Depreciation                                                 944            922
Other--net                                                   822          1,114
                                                         ----------------------
                                                             452            283
                                                         ----------------------
GECS
Financing leases                                           8,408          8,593
Operating leases                                           3,301          2,840
Allowance for losses                                      (1,684)        (1,379)
Insurance reserves                                        (1,270)        (1,052)
AMT credit carryforwards                                    (671)        (1,185)
Other--net                                                   154          1,138
                                                         ----------------------
                                                           8,238          8,955
                                                         ----------------------
NET DEFERRED INCOME TAX LIABILITY                        $ 8,690        $ 9,238
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
--------------------------------------------------------------------------------

---------------------------------------------
23 GECS MINORITY INTEREST IN EQUITY OF
   CONSOLIDATED AFFILIATES
---------------------------------------------

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

                                                         -----------------------
December 31 (In millions)                                  2000             1999
--------------------------------------------------------------------------------
GE Capital                                               $2,600           $2,600
GE Capital affiliates                                     1,066            1,421
================================================================================

   Dividend rates in local currency on the preferred stock ranged from 4.15% to
6.82% during 2000 and from 0.6% to 6.1% during 1999.

---------------------------------------------
24 RESTRICTED NET ASSETS OF GECS AFFILIATES
---------------------------------------------

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors.
At year-end 2000, net assets of regulated GECS affiliates amounted to $32.3 billion, of which $26.8 billion was restricted.

   At December 31, 2000 and 1999, the aggregate statutory capital and surplus of the insurance businesses totaled $16.2 billion and $14.5 billion, respectively.
Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

---------------------------------------------
25 SHARE OWNERS' EQUITY
---------------------------------------------

                                               ---------------------------------
(In millions)                                      2000        1999        1998
--------------------------------------------------------------------------------
COMMON STOCK ISSUED                            $    669    $    594    $    594
                                               =================================
ACCUMULATED NONOWNER
   CHANGES OTHER THAN EARNINGS

Balance at January 1                           $   (744)   $  1,664    $  1,340
Unrealized gains (losses) on
   investment securities--net
   of deferred taxes of $686,
   $(614) and $430                                1,363      (1,132)        795
Currency translation
   adjustments--net of deferred
   taxes of $(312), $(100) and $(13)             (1,204)       (632)         60
Reclassification adjustments--
   net of deferred taxes of $(1,031),
   $(349) and $(291)                             (1,915)       (644)       (531)
                                               ---------------------------------
Balance at December 31                         $ (2,500)   $   (744)   $  1,664
                                               =================================
OTHER CAPITAL
Balance at January 1                           $ 10,790    $  6,808    $  4,434
Gains on treasury stock
   dispositions (a)                               4,480       3,982       2,374
Adjustment for stock split                          (75)       --          --
                                               ---------------------------------
Balance at December 31                         $ 15,195    $ 10,790    $  6,808
                                               =================================
RETAINED EARNINGS
Balance at January 1                           $ 54,484    $ 48,553    $ 43,338
Net earnings                                     12,735      10,717       9,296
Dividends (a)                                    (5,647)     (4,786)     (4,081)
                                               ---------------------------------
Balance at December 31                         $ 61,572    $ 54,484    $ 48,553
                                               =================================
COMMON STOCK HELD IN TREASURY
Balance at January 1                           $ 22,567    $ 18,739    $ 15,268
Purchases (a)                                     5,342       7,488       6,475
Dispositions (a)                                 (3,465)     (3,660)     (3,004)
                                               ---------------------------------
Balance at December 31                         $ 24,444    $ 22,567    $ 18,739
================================================================================
(a)  Total dividends and other transactions with share owners reduced equity by
     $3,044 million, $4,632 million and $5,178 million in 2000, 1999 and 1998, respectively.
--------------------------------------------------------------------------------

   In December 1999, GE's Board of Directors increased the authorization to repurchase Company common stock to $22 billion and authorized the program to continue through 2002. Funds used for the share repurchase will be generated largely from free cash flow. Through year-end 2000, over 950 million shares having an aggregate cost of more than $17 billion had been repurchased under this program and placed in treasury.

   Common shares issued and outstanding are summarized in the following table.

--------------------------------------------------------------------------------
SHARES OF GE COMMON STOCK
                                     -------------------------------------------
December 31 (In thousands)                 2000            1999            1998
--------------------------------------------------------------------------------
Issued                               11,145,212      11,145,054      11,142,205
In treasury                          (1,213,206)     (1,290,526)     (1,328,317)
                                     -------------------------------------------
Outstanding                           9,932,006       9,854,528       9,813,888
================================================================================

ANNUAL REPORT PAGE 70

   In April 2000, share owners authorized (a) an increase in the number of authorized shares of common stock from 4,400,000,000 shares each with a par value of $0.16 to 13,200,000,000 shares each with a par value of $0.06 and (b)
the split of each unissued and issued common share, including shares held in treasury, into three shares of common stock each with a par value of $0.06. All share data and per-share amounts have been adjusted to reflect this change.

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

---------------------------------------------
26 OTHER STOCK-RELATED INFORMATION
---------------------------------------------

--------------------------------------------------------------------------------
STOCK OPTION ACTIVITY
                                               ---------------------------------
                                                               Average per share
                                                  Shares      ------------------
                                                 subject      Exercise    Market
(Shares in thousands)                          to option         price     price
--------------------------------------------------------------------------------
Balance at December 31, 1997                     416,709        $10.01   $ 24.46
   Options granted                                23,122         26.62     26.62
   Options exercised                             (71,866)         6.92     28.15
   Options terminated                             (8,181)        14.82        --
                                               ---------------------------------
Balance at December 31, 1998                     359,784         11.59     34.00
   Options granted                                51,281         37.93     37.93
   Options exercised                             (61,679)         7.82     39.42
   Options terminated                             (8,012)        21.15        --
                                               ---------------------------------
Balance at December 31, 1999                     341,374         16.01     51.58
   Options granted                                46,278         47.84     47.84
   Options exercised                             (44,758)         8.82     53.00
   Options terminated                             (9,715)        28.47        --
                                               ---------------------------------
Balance at December 31, 2000                     333,179         21.03     47.94
================================================================================
Share data have been adjusted for the 3-for-1 stock split effective on April 27,
2000.
--------------------------------------------------------------------------------

   Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in GE's current Proxy Statement. With certain restrictions, requirements for stock option shares can be met from either unissued or treasury shares.

   At year-end 2000, there were 131 thousand SARs outstanding at an average exercise price of $7.68. There were 33.1 million restricted stock shares and restricted stock units outstanding at year-end 2000.

   There were 487.1 million and 423.1 million additional shares available for grants of options, SARs, restricted stock and restricted stock units at December
31, 2000 and 1999, respectively. Under the 1990 Long-Term Incentive Plan, 0.95%
of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

   Outstanding options and SARs expire on various dates through December 15,
2010. Restricted stock grants vest on various dates up to normal retirement of grantees.

   The following table summarizes information about stock options outstanding at
December 31, 2000.

--------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING

(Shares in thousands)
                                 Outstanding                       Exercisable
                        --------------------------------       -----------------
                                                 Average                 Average
Exercise                             Average    exercise                exercise
price range              Shares     life (a)       price        Shares     price
--------------------------------------------------------------------------------
$  5.31- 8.50            75,459          2.4      $ 7.39        75,459    $ 7.39
   8.51-13.23            73,172          3.9        9.15        73,172      9.15
  13.48-23.04            57,608          5.9       16.45        40,764     15.89
  24.08-35.79            56,694          7.7       29.39        12,580     26.88
  35.88-57.31            70,246          9.2       45.06         2,582     41.84
                        --------------------------------------------------------
Total                   333,179          5.7       21.03       204,557     11.35
================================================================================
At year-end 1999, options with an average exercise price of $9.13 were exercisable on 206 million shares; at year-end 1998, options with an average exercise price of $8.03 were exercisable on 218 million shares.

(a) Average contractual life remaining in years.
--------------------------------------------------------------------------------

   Stock options expire 10 years from the date they are granted; options vest over service periods that range from one to five years.

   Disclosures required by Statement of Financial Accounting Standards No. 123,
ACCOUNTING FOR STOCK-BASED COMPENSATION, are as follows:

--------------------------------------------------------------------------------
OPTION VALUE INFORMATION (a)

                                                -------------------------------
(In dollars)                                      2000       1999          1998
-------------------------------------------------------------------------------
Fair value per option (b)                       $15.76     $11.23         $6.33
Valuation assumptions
   Expected option term (years)                    6.4        6.5           6.2
   Expected volatility                            27.1%      23.7%         21.7%
   Expected dividend yield                         1.2%       1.3%          1.8%
   Risk-free interest rate                         6.4%       5.8%          4.9%
================================================================================
(a) Weighted averages of option grants during each period.
(b) Estimated using Black-Scholes option pricing model.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRO FORMA EFFECTS

December 31 (In millions;                ---------------------------------------
per-share amounts in dollars)                  2000           1999          1998
--------------------------------------------------------------------------------
Net earnings                             $   12,502     $   10,572     $   9,196
Earnings per share--diluted                    1.24           1.06          0.92
                  --basic                      1.26           1.08          0.94
================================================================================

ANNUAL REPORT PAGE 71

---------------------------------------------
27 SUPPLEMENTAL CASH FLOWS INFORMATION
---------------------------------------------

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

   Noncash transactions include the following: in 2000, the acquisition of
Harmon Industries for shares of GE common stock valued at $346 million; in 1999,
GE's contribution of certain media properties in exchange for a noncontrolling interest in NBCi, a publicly-traded company (described in note 2); and in 1998, the acquisition of Marquette Medical Systems for shares of GE common stock valued at $829 million.

   Certain supplemental information related to GE and GECS cash flows is shown below.

                                                                                               --------------------------------
For the years ended December 31 (In millions)                                                      2000        1999        1998
-------------------------------------------------------------------------------------------------------------------------------
GE
   PURCHASES AND SALES OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase program                                       $  (2,226)   $ (1,866)   $ (3,646)
   Other purchases                                                                               (3,116)     (5,622)     (2,829)
   Dispositions (mainly to employee and dividend reinvestment plans)                              5,811       6,486       3,656
                                                                                              ---------------------------------
                                                                                              $     469    $ (1,002)   $ (2,819)
                                                                                              =================================
GECS
   FINANCING RECEIVABLES
   Increase in loans to customers                                                             $(100,938)   $(95,201)   $(75,840)
   Principal collections from customers--loans                                                   87,432      86,379      65,573
   Investment in equipment for financing leases                                                 (15,454)    (18,173)    (20,299)
   Principal collections from customers--financing leases                                         7,873      13,634      15,467
   Net change in credit card receivables                                                         (9,394)    (10,740)     (4,705)
   Sales of financing receivables                                                                14,405      11,473      13,805
                                                                                              ---------------------------------
                                                                                              $ (16,076)   $(12,628)    $(5,999)
                                                                                              =================================
   ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity businesses                                $ (35,911)   $(26,271)   $(23,897)
   Dispositions and maturities of securities by insurance and annuity businesses                 25,960      23,979      20,639
   Proceeds from principal business dispositions                                                   (605)        279        --
   Other                                                                                         (1,617)     (6,270)     (8,122)
                                                                                              ---------------------------------
                                                                                              $ (12,173)   $ (8,283)   $(11,380)
                                                                                              =================================
   NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                                $  12,782    $ 15,799    $  5,881
   Long-term (longer than one year)                                                              32,297      30,082      33,453
   Proceeds--nonrecourse, leveraged lease debt                                                    1,808       1,724       2,106
                                                                                              ---------------------------------
                                                                                              $  46,887    $ 47,605    $ 41,440
                                                                                              =================================
   REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                                                                $ (27,777)   $(21,211)   $(25,901)
   Long-term (longer than one year)                                                              (3,953)     (5,447)     (4,739)
   Principal payments--nonrecourse, leveraged lease debt                                           (177)       (266)       (387)
                                                                                              ---------------------------------
                                                                                              $ (31,907)   $(26,924)   $(31,027)
                                                                                              =================================
   ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment contracts                                                $   8,826    $  7,236    $  5,149
   Redemption of investment contracts                                                            (9,061)     (7,127)     (5,533)
   Preferred stock issued by GECS affiliates                                                       --           513         270
   Cash received upon assumption of Toho Mutual Life Insurance Company insurance liabilities     13,177        --          --
                                                                                              ---------------------------------
                                                                                              $  12,942    $    622    $   (114)
===============================================================================================================================

ANNUAL REPORT PAGE 72

---------------------------------------------
28 OPERATING SEGMENTS
---------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                    REVENUES
                                    For the years ended December 31

                                           Total revenues              Intersegment revenues              External revenues
                                    ----------------------------    ---------------------------    -----------------------------
(In millions)                          2000       1999      1998       2000      1999      1998        2000       1999      1998
--------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                 $10,779    $10,730  $ 10,294    $   687    $  477     $ 292     $10,092   $ 10,253  $ 10,002
   Appliances                         5,887      5,671     5,619          5         4        12       5,882      5,667     5,607
   Industrial Products and Systems   11,848     11,555    11,222        428       530       479      11,420     11,025    10,743
   NBC                                6,797      5,790     5,269         --        --        --       6,797      5,790     5,269
   Plastics                           7,776      6,941     6,633         24        17        20       7,752      6,924     6,613
   Power Systems                     14,861     10,099     8,500        144       169       170      14,717      9,930     8,330
   Technical Products and Services    7,915      6,863     5,323         19        15        14       7,896      6,848     5,309
   Eliminations                      (2,075)    (1,767)   (1,401)    (1,307)   (1,212)     (987)       (768)      (555)     (414)
                                    ----------------------------    ---------------------------    -----------------------------
     Total GE segment revenues       63,788     55,882    51,459         --        --        --      63,788     55,882    51,459
   Corporate items                      517        619       771         --        --        --         517        619       771
   GECS net earnings                  5,192      4,443     3,796         --        --        --       5,192      4,443     3,796
                                    ----------------------------    ---------------------------    -----------------------------
     Total GE revenues               69,497     60,944    56,026         --        --        --      69,497     60,944    56,026
GECS SEGMENT REVENUES                66,177     55,749    48,694         --        --        --      66,177     55,749    48,694
Eliminations                         (5,821)    (5,063)   (4,251)        --        --        --      (5,821)    (5,063)   (4,251)
                                    ----------------------------    ---------------------------    -----------------------------
CONSOLIDATED REVENUES               $129,853  $111,630  $100,469    $    --    $   --     $  --    $129,853   $111,630  $100,469
================================================================================================================================
GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices.
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                   ASSETS                           PROPERTY, PLANT AND EQUIPMENT    DEPRECIATION AND AMORTIZATION
                                                                    ADDITIONS (INCLUDING EQUIPMENT   (INCLUDING GOODWILL AND
                                                                    LEASED TO OTHERS)                OTHER INTANGIBLES)
                                   At December 31                   For the years ended December 31  For the years ended December 31
                                   -----------------------------    ---------------------------      ---------------------------
(In millions)                          2000       1999      1998       2000      1999      1998        2000       1999      1998
--------------------------------------------------------------------------------------------------------------------------------
GE
   Aircraft Engines                $  9,816   $  9,204  $  9,075    $   416   $   368   $   480      $  330     $  382    $  398
   Appliances                         2,775      2,463     2,436        213       151       150         142        147       137
   Industrial Products and Systems    7,869      6,740     6,466        522       423       428         425        433       440
   NBC                                4,965      5,243     3,264         99        94       105         120        126       127
   Plastics                           9,561      9,261     9,813        546       462       722         549        561       591
   Power Systems                     11,618      9,865     7,299        657       514       248         306        285       215
   Technical Products and Services    6,016      5,048     3,858        211       164       254         219        230       143
                                   -----------------------------    ---------------------------    -----------------------------
     Total GE segments               52,620     47,824    42,211      2,664     2,176     2,387       2,091      2,164     2,051
   Investment in GECS                23,022     20,321    19,727         --        --        --          --         --        --
   Corporate items and
      eliminations (a)               21,123     14,438    12,732         55        58       156         157        155       241
                                   -----------------------------    ---------------------------    -----------------------------
     Total GE                        96,765     82,583    74,670      2,719     2,234     2,543       2,248      2,319     2,292
GECS SEGMENT                        370,636    345,018   303,297     11,434    15,432     8,110       5,488      4,372     3,568
Eliminations                        (30,395)   (22,401)  (22,032)        --        --        --          --         --        --
                                   -----------------------------    ---------------------------    -----------------------------
CONSOLIDATED TOTALS                $437,006   $405,200  $355,935    $14,153   $17,666   $10,653      $7,736     $6,691    $5,860
================================================================================================================================
Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(a)  Depreciation and amortization includes $64 million of unallocated RCA goodwill amortization in 2000, 1999 and 1998 that relates to NBC.
--------------------------------------------------------------------------------------------------------------------------------

BASIS FOR PRESENTATION. The Company's operating businesses are organized based on the nature of products and services provided. Certain GE businesses do not meet the definition of a reportable operating segment and have been aggregated.
The Industrial Products and Systems segment consists of Industrial Systems,
Lighting, Transportation Systems and GE Supply. The Technical Products and
Services segment consists of Medical Systems and Global eXchange Services.

   Segment accounting policies are the same as policies described in note 1.

   Details of segment profit by operating segment can be found on page 44 of this report. A description of operating segments for General Electric Company and consolidated affiliates is provided on the facing page.

ANNUAL REPORT PAGE 73

   AIRCRAFT ENGINES. Jet engines and replacement parts and repair and maintenance services for all categories of commercial aircraft (short/medium, intermediate and long-range); for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and commuter aircraft. Products and services are sold worldwide to airframe manufacturers, airlines and government agencies. Also includes aircraft engine derivatives, used as marine propulsion and industrial power sources; the latter is also reported in Power Systems.

APPLIANCES. Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. Products and services are sold in North America and in global markets under various GE and private-label brands. Distributed to both retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations.

INDUSTRIAL PRODUCTS AND SYSTEMS. Lighting products (including a wide variety of lamps, lighting fixtures, wiring devices and quartz products); electrical distribution and control equipment (including power delivery and control products such as transformers, meters, relays, capacitors and arresters);
transportation systems products (including diesel-electric locomotives, transit propulsion equipment and motorized wheels for off-highway vehicles); electric motors and related products; a broad range of electrical and electronic industrial automation products (including drive systems); installation, engineering and repair services, which includes management and technical expertise for large projects such as process control systems; and GE Supply, a network of electrical supply houses. Markets are extremely diverse. Products and services are sold to commercial and industrial end users, including utilities, to original equipment manufacturers, to electrical distributors, to retail outlets, to railways and to transit authorities. Increasingly, products and services are developed for and sold in global markets.

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

POWER SYSTEMS. Power plant products and services, including design, installation, operation and maintenance services. Markets and competition are global. Gas turbines and aircraft engine derivatives and related services are sold separately and as part of packaged power plants for electric utilities, independent power producers and for industrial cogeneration and mechanical drive applications. Steam turbine-generators and related services are sold to electric utilities and, for cogeneration, to industrial and other power customers. Also includes nuclear reactors and fuel and support services for GE's new and installed boiling water reactors and equipment to support the distribution of oil and gas products.

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

   CONSUMER SERVICES--private-label credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and consumer savings and insurance services.

   EQUIPMENT MANAGEMENT--leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.

   MID-MARKET FINANCING--loans, financing and operating leases and other services for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

   SPECIALIZED FINANCING--loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities;
commercial and residential real estate loans and investments; and loans to and investments in public and private entities in diverse industries.

   SPECIALTY INSURANCE--U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues and private mortgage insurance.

   Very few of the products financed by GECS are manufactured by GE.

ANNUAL REPORT PAGE 74

------------------------------------------------
29 GEOGRAPHIC SEGMENT INFORMATION (consolidated)
------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------
                            REVENUES
                            For the years ended December 31

                                     Total revenues                 Intersegment revenues             External revenues
                            --------------------------------    -----------------------------   ----------------------------
(In millions)                   2000        1999        1998       2000       1999       1998       2000      1999      1998
----------------------------------------------------------------------------------------------------------------------------
United States               $ 90,981    $ 78,970    $ 71,799    $ 3,518    $ 2,690    $ 2,608   $ 87,463  $ 76,280  $ 69,191
Europe                        24,144      22,919      21,665      1,212      1,081        837     22,932    21,838    20,828
Pacific Basin                 12,921       7,879       5,166      1,218        924        951     11,703     6,955     4,215
Other (a)                      8,754       7,365       6,925        999        808        690      7,755     6,557     6,235
Intercompany eliminations     (6,947)     (5,503)     (5,086)    (6,947)    (5,503)    (5,086)      --        --        --
                            --------------------------------    -----------------------------   ----------------------------
Total                       $129,853    $111,630    $100,469    $  --      $  --      $  --     $129,853  $111,630  $100,469
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                             OPERATING PROFIT (b)               ASSETS                           LONG-LIVED ASSETS (c)
                             For the years ended December 31    At December 31                   At December 31
                             -------------------------------   ------------------------------    ---------------------------
(In millions)                   2000        1999        1998       2000       1999       1998       2000      1999      1998
----------------------------------------------------------------------------------------------------------------------------
United States                $15,455     $13,391     $11,319   $277,818   $264,129   $227,311    $19,180   $21,612   $18,048
Europe                         2,062       1,886       2,393     80,282     83,358     84,518      5,870     6,101     6,334
Pacific Basin                  1,754       1,092         431     42,281     28,214     18,427      1,936     2,017     1,326
Other (a)                      1,406         909         810     36,804     29,687     25,878     13,076    11,329    10,057
Intercompany eliminations          9          11          (9)      (179)      (188)      (199)       (47)      (37)      (35)
                             -------------------------------   ------------------------------    ---------------------------
Total                        $20,686     $17,289     $14,944   $437,006   $405,200   $355,935    $40,015   $41,022   $35,730
============================================================================================================================
(a)  Includes the Americas other than the United States and operations that cannot meaningfully be associated with specific geographic areas (for example, commercial aircraft leased by GE Capital Aviation Services).

(b)  Excludes GECS income taxes of $1,912 million, $1,653 million and $1,364 million in 2000, 1999 and 1998, respectively, which are included in the measure of segment profit reported on page 44.

(c)  Property, plant and equipment (including equipment leased to others).
----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------
30 ADDITIONAL INFORMATION ABOUT FINANCIAL
   INSTRUMENTS
---------------------------------------------

This note contains estimated fair values of certain financial instruments to which GE and GECS are parties. Apart from certain borrowings by GE and GECS and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 2000 or 1999. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

ANNUAL REPORT PAGE 75

---------------------------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS
                                                             2000                                      1999
                                           --------------------------------------  ----------------------------------------
                                                          Assets (liabilities)                     Assets (liabilities)
                                                     ----------------------------            ------------------------------
                                                     Carrying Estimated fair value           Carrying  Estimated fair value
                                           Notional    amount -------------------- Notional    amount  --------------------
December 31 (In millions)                    amount     (net)      High       Low    amount     (net)      High       Low
---------------------------------------------------------------------------------------------------------------------------
GE
Investment related
   Investments and notes receivable         $   (a)  $  2,012  $  2,060  $  2,026   $   (a)   $ 1,700  $  1,739  $  1,684
   Cancelable interest rate swap              1,046         6         4         4     1,046        11        22        22
Borrowings and related instruments
   Borrowings (b) (c)                          (a)     (1,781)   (1,781)   (1,781)      (a)    (2,967)   (2,966)   (2,966)
   Interest rate swaps                          786       --       (38)       (38)    1,408       --         30        30
   Currency swaps                               172       --        (4)        (4)      879       --        (17)      (17)
Recourse obligations for receivables sold       589       (42)      (42)      (42)      555       (36)      (36)      (36)
Financial guarantees                          2,345       --        --        --      2,710       --        --        --
Other firm commitments
   Forwards and options                       6,961       37        30         30     6,764        16       (30)      (30)
   Financing commitments                      1,492       --        --        --      1,858       --        --        --
GECS
Assets
   Time sales and loans                         (a)    92,912    93,539    92,360       (a)    87,013    87,004    85,504
   Integrated swaps                          22,911       (44)     (771)     (771)   15,933        18        59        59
   Purchased options                          9,832       105       164       164     8,949        60       174       174
   Mortgage-related positions
     Mortgage purchase commitments              --        --        --        --        669       --        --        --
     Mortgage sale commitments                  --        --        --        --      1,452       --          4         4
     Mortgages acquired for resale              (a)     1,267     1,250     1,245      (a)      2,522     2,516     2,488
     Options, including "floors"             21,984       202       208       208    23,929        76        56        56
     Interest rate swaps and futures          2,798        29        38        38     4,054       --        (67)      (67)
   Other financial instruments                  (a)    10,940    11,130    11,102       (a)     5,347     5,322     5,292
Liabilities
   Borrowings and related instruments
     Borrowings (b) (c)                        (a)   (205,371) (207,670) (207,670)      (a)  (200,025) (198,798) (198,798)
     Interest rate swaps                     52,681       --       (208)     (208)   56,339       --        (99)      (99)
     Currency swaps                          24,314       --       (957)     (957)   22,744       --     (1,425)   (1,425)
     Currency forwards                       27,902       --        381       381    26,806       --       (459)     (459)
   Investment contract benefits                 (a)   (27,575)  (26,144)  (26,144)      (a)   (24,943)  (24,420)  (24,420)
   Insurance--financial guarantees
      and credit life                       239,940    (2,759)   (2,797)   (2,910)  226,073    (2,757)   (2,797)   (2,909)
   Credit and liquidity support--
      securitizations                        37,667      (630)     (630)     (630)   34,389      (489)     (489)     (489)
   Performance guarantees (d)                 7,895       --        --        --      3,472       (56)      (56)      (56)
   Other financial instruments                2,982    (1,184)   (1,114)   (1,114)    2,545    (1,473)   (1,444)   (1,444)
Other firm commitments
   Currency forwards                          1,585         8        47        47     3,778       (14)      (41)      (41)
   Currency swaps                               647       292       275       275       767       238       200       200
   Ordinary course of business
     lending commitments                      9,450       --        --        --      7,822       --        --        --
   Unused revolving credit lines
     Commercial                              11,278       --        --        --     11,440       --        --        --
     Consumer--principally credit cards     188,421       --        --        --    151,651       --        --        --
===========================================================================================================================
(a)  Not applicable.
(b)  Includes effects of interest rate and currency swaps, which also are listed separately.
(c)  See note 19.
(d)  Includes letters of credit.
---------------------------------------------------------------------------------------------------------------------------

   Additional information about certain financial instruments in the table above follows.

CURRENCY FORWARDS, SWAPS AND OPTIONS are employed by GE and GECS to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions and by GECS to optimize borrowing costs as discussed in note 19. These financial instruments generally are used to fix the cash flow variability of local currency costs or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

ANNUAL REPORT PAGE 76

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits
("caps," "floors" or "collars") on interest rate and equity movements are used primarily to manage risks in certain investments as well as risks in certain
GECS business activities, such as mortgage servicing and annuities.

SWAPS OF INTEREST RATES AND CURRENCIES are used by GE and GECS to optimize funding costs for a particular funding strategy (see note 19). A cancelable interest rate swap was used by GE to hedge an investment position. Interest rate swaps, along with purchased options and futures, are used by GECS to establish specific hedges of mortgage-related assets. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing activities, GECS also enters into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third-party credit risk are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK--risk that counterparties will be financially unable to make payments according to the terms of the agreements--is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December
31, 2000 and 1999, this gross market risk amounted to $2.9 billion and $2.0 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.7 billion at year-end 2000 and $3.6 billion at year-end 1999.

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

--------------------------------------------------------------------------------
COUNTERPARTY CREDIT CRITERIA
                                                    ----------------------------
                                                             Credit rating
                                                    ----------------------------
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

---------------------------------------------
31 QUARTERLY INFORMATION (unaudited)
---------------------------------------------

                                           First quarter    Second quarter     Third quarter      Fourth quarter
(Dollar amounts in millions;             ----------------- ----------------- -----------------  -----------------
per-share amounts in dollars)                2000     1999     2000     1999     2000     1999     2000      1999
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Net earnings                             $  2,592  $ 2,155 $  3,378    2,820 $  3,180 $  2,653  $ 3,585  $  3,089
Earnings per share--diluted                  0.26     0.22     0.34     0.28     0.32     0.27     0.36      0.31
                  --basic                    0.26     0.22     0.34     0.29     0.32     0.27     0.36      0.31
SELECTED DATA
GE
   Sales of goods and services             14,370   11,796   16,414   13,966   15,578   13,228   17,445    16,655
   Gross profit from sales                  4,520    3,667    5,372    4,545    4,675    4,091    5,693     5,043
GECS
   Total revenues                          15,681   12,383   16,470   13,378   16,444   14,002   17,582    15,986
   Operating profit                         1,746    1,400    1,697    1,461    2,020    1,745    1,641     1,490
   Net earnings                             1,210    1,032    1,277    1,092    1,478    1,262    1,227     1,057
=================================================================================================================

   For GE, gross profit from sales is sales of goods and services less costs of goods and services sold. For GECS, operating profit is "Earnings before income taxes."

   Earnings-per-share amounts for each quarter are required
to be computed independently. As a result, their sum does not equal the total year earnings-per-share amounts for diluted earnings per share in 2000 and 1999, and for basic earnings per share in 2000. Per-share amounts have been adjusted for the 3-for-1 stock split effective on April 27, 2000.