Form 10-Q
period 2001-03-31
GENERAL ELECTRIC CO
filed 2001-04-19
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
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

Former name, former address and former fiscal year, if changed since last report

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No

          There were 9,933,071,000 shares with a par value of $0.06 per share outstanding at March 30, 2001.

General Electric Company

Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(Dollars, except per-share amounts, in millions)	Consolidated			GE		GECS
	2001	2000		2001	2000	2001	2000

Sales of goods	$12,434	$12,545		$11,366	$10,312	$1,068	$2,233
Sales of services	4,426	3,997		4,484	4,058	–	–
Earnings of GECS	–	–		1,401	1,210	–	–
GECS revenues from services	13,574	13,383		–	–	13,655	13,448
Other income	59	71		109	83	–	–

Total revenues	30,493	29,996		17,360	15,663	14,723	15,681

Cost of goods sold	8,588	9,156		7,627	7,086	961	2,070
Cost of services sold	3,205	2,704		3,263	2,764	–	–
Interest and other financial charges	3,076	2,782		255	253	2,898	2,570
Insurance losses and policyholder
and annuity benefits	3,523	2,930		–	–	3,523	2,930
Provision for losses on financing receivables	483	521		–	–	483	521
Other costs and expenses	7,062	7,796		2,154	2,039	4,962	5,794
Minority interest in net earnings
of consolidated affiliates	102	98		45	48	57	50

Total costs and expenses	26,039	25,987		13,344	12,190	12,884	13,935

Earnings before income taxes and cumulative
effect of changes in accounting principle	4,454	4,009		4,016	3,473	1,839	1,746
Provision for income taxes	(1,437)	(1,417)		(999)	(881)	(438)	(536)

Earnings before cumulative effect of changes
in accounting principle	3,017	2,592		3,017	2,592	1,401	1,210

Cumulative effect of changes in accounting
principle (notes 3 and 4)	(444)	–		(444)	–	(169)	–

Net earnings	$2,573	$2,592 ;		$2,573	$2,592	$1,232	$1,210

Per-share amounts before cumulative effect of
changes in accounting principle (in dollars)
Diluted earnings per share	$0.30	$0.26
Basic earnings per share	$0.30	$0.26

Per-share amounts after cumulative effect of
changes in accounting principle (in dollars)
Diluted earnings per share	$0.26	$0.26
Basic earnings per share	$0.26	$0.26

Dividends declared per share	$0.16	$0.13	2/3

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position General Electric Company and consolidated affiliates

(Dollars in millions)	Consolidated		GE		GECS
	3/31/01	12/31/00	3/31/01	12/31/00	3/31/01	12/31/00

Cash and equivalents	$8,177	$8,195 ;	$7,493	$7,210	$6,419	$6,052
Investment securities	91,855	91,339	754	1,009	91,101	90,330
Current receivables	10,035	9,502	10,226	9,727	–	–
Inventories	8,200	7,812	7,760	7,146	440	666
Financing receivables – net	140,419	143,299	–	–	140,419	143,299
Other GECS receivables	36,225	35,516	–	–	37,802	37,090
Property, plant and equipment (including
equipment leased to others) – net	40,176	40,015	12,298	12,199	27,878	27,816
Investment in GECS	–	– ;	23,604	23,022	–	–
Intangible assets – net	27,156	27,441	12,792	12,424	14,364	15,017
All other assets	75,742	73,887	24,891	24,028	51,382	50,366

Total assets	$437,985	$437,006	$99,818	$96,765	$369,805	$370,636

Short-term borrowings	$118,360	$119,180	$814	$940	$123,911	$123,992
Accounts payable, principally trade accounts	13,927	14,853	6,097	6,153	9,562	10,436
Other GE current liabilities	24,160	22,079	24,160	22,079	–	–
Long-term borrowings	80,239	82,132 ;	863	841 ;	79,509	81,379
Insurance liabilities, reserves and annuity benefits	104,633	106,150	–	–	104,633	106,150
All other liabilities	32,205	28,494	15,629	14,840	16,380	13,451
Deferred income taxes	8,617	8,690	434	452	8,183	8,238

Total liabilities	382,141	381,578	47,997	45,305	342,178	343,646

Minority interest in equity of consolidated affiliates	4,914	4,936	891	968	4,023	3,968

Accumulated gains/(losses) – net (a)
Currency translation adjustments	(2,430)	(2,574)	(2,430)	(2,574)	(751)	(957)
Investment securities	1,083	74	1,083	74	920	4
Derivatives qualifying as hedges	(1,383)	–	(1,383)	–	(1,274)	–
Common stock (9,933,071,000 and 9,932,006,000
shares outstanding at March 31, 2001 and
December 31, 2000, respectively)	669	669	669	669	1	1
Other capital	15,538	15,195	15,538	15,195	2,752	2,752
Retained earnings	62,556	61,572	62,556	61,572	21,956	21,222
Less common stock held in treasury	(25,103)	(24,444)	(25,103)	(24,444)	–	–

Total share owners' equity	50,930	50,492	50,930	50,492	23,604	23,022

Total liabilities and equity	$437,985	$437,006	$99,818	$96,765	$369,805	$370,636

(a) The sum of accumulated gains/(losses) on currency translation adjustments, investment securities and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(2,730) million and $(2,500) million at March 31, 2001 and December 31, 2000, respectively.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." March data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(Dollars in millions)	Consolidated		GE		GECS
	2001	2000	2001	2000	2001	2000

Cash flows – operating activities
Net earnings	$2,573	$2,592	$2,573	$2,592	$1,232	$1,210
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of changes in accounting principle	444	–	444	–	169	–
Depreciation and amortization of property, plant
and equipment	1,266	1,389	473	447	793	942
Amortization of goodwill and other intangibles	382	564	129	132	253	432
Earnings retained by GECS	–	–	(903)	(769)	–	–
Deferred income taxes	176	297	44	194	132	103
Increase in GE current receivables	(351)	(143)	(317)	(174)	–	–
Decrease (increase) in inventories	(222)	(607)	(448)	(568)	226	(39)
Increase (decrease) in accounts payable	(634)	(312)	(172)	449	(466)	45 ;
Increase (decrease) in insurance liabilities,
reserves and annuity benefits	1,437	(151)	–	–	1,437	(151)
Provision for losses on financing receivables	483	521	–	–	483	521
All other operating activities	(1,104)	(2,472)	1,233	287	(1,815)	(2,922)

Cash from operating activities	4,450	1,678	3,056	2,590	2,444	141

Cash flows – investing activities		;
Additions to property, plant and equipment
(including equipment leased to others)	(2,499)	(2,178)	(670)	(353)	(1,829)	(1,825)
Net decrease (increase) in GECS financing receivables	1,095	(374)	–	–	1,095	(374)
Payments for principal businesses purchased	(459)	(187)	(130)	(184)	(329)	(3)
All other investing activities	(591)	2,196	353	(6)	(1,321)	1,894

Cash used for investing activities	(2,454)	(543)	(447)	(543)	(2,384)	(308)

Cash flows – financing activities
Net change in borrowings (maturities 90 days or less)	(2,070)	(8,056)	(20)	(990)	(1,602)	(7,284)
Newly issued debt (maturities longer than 90 days)	7,287	8,723 ;	147	5	7,185	8,633
Repayments and other reductions (maturities
longer than 90 days)	(4,680)	(4,421)	(224)	(195)	(4,456)	(4,226)
Net dispositions (purchases) of GE shares	(640)	623	(640)	623	–	–
Dividends paid to share owners	(1,589)	(1,347)	(1,589)	(1,347)	(498)	(441)
Cash received upon assumption of Toho Mutual
Life Insurance Company insurance liabilities	–	13,177	–	–	–	13,177
All other financing activities	(322)	(326)	–	–	(322)	(326)

Cash from (used for) financing activities	(2,014)	8,373	(2,326)	(1,904)	307	9,533

Increase (decrease) in cash and equivalents	(18)	9,508	283	143	367	9,366
Cash and equivalents at beginning of year	8,195	8,554	7,210	2,000	6,052	6,931

Cash and equivalents at March 31	$8,177	$18,062	$7,493	$2,143	$6,419	$16,297

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(Dollars in millions)	2001	2000

Revenues
GE
Aircraft Engines	$2,738	$2,441
Appliances	1,315	1,381
Industrial Products and Systems	2,904	2,785
NBC	1,351	1,393
Plastics	1,870	1,861
Power Systems	4,260	3,210
Technical Products and Services	1,998	1,753
Eliminations	(542)	(492)

Total GE segment revenues	15,894	14,332
Corporate items	65	121
GECS net earnings (a)	1,401	1,210

Total GE revenues	17,360	15,663
GECS segment revenues	14,723	15,681 ;
Eliminations (b)	(1,590)	(1,348)

Consolidated revenues	$30,493	$29,996

Segment profit
GE
Aircraft Engines	$598	$558
Appliances	146	150
Industrial Products and Systems	423	514
NBC	346	394
Plastics	439	437
Power Systems	951	453
Technical Products and Services	411	340

Total GE operating profit	3,314	2,846
GECS net earnings (a)	1,401	1,210

Total segment profit	4,715	4,056
GE interest and other financial charges	(255)	(253)
GE provision for income taxes	(999)	(881)
Corporate items and eliminations	(444)	(330)

Consolidated earnings before cumulative effect of
changes in accounting principle	3,017	2,592
Cumulative effect of changes in accounting principle	(444)	–

Net earnings	$2,573	$2,592

(a) Before cumulative effect of changes in accounting principle. (b) Principally the elimination of GECS net earnings.

Notes to Condensed Consolidated Financial Statements (Unaudited)

          1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. ("GECS"), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

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

          3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for GE and GECS on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

          The nature of GE's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 19 and 30 of the 2000 Annual Report on Form 10-K, GE uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

          At January 1, 2001, GE's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:

(Dollars in millions)	Earnings	Share Owners' Equity

Adjustment to fair value of derivatives (a)	$(502)	$(1,340)
Income tax effects	178	513

Total	$(324)	$(827)

Per share net earnings effect (a)	$(0.03)

(a) For earnings effect, amount shown is net of adjustment to hedged items.

          The cumulative effect on earnings comprised two significant elements. One element was associated with conversion option positions that were embedded in financing agreements, and the other was a portion of the effect of marking to market options and currency contracts used for hedging. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

          The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements and will be recognized contemporaneously in earnings in future periods by offsetting lower interest expense associated with the hedged items.

          A reconciliation of current period changes, net of applicable income taxes, in the separate component of share owners' equity labeled "Derivatives qualifying as hedges" follows.

(Dollars in millions)

Transition adjustment as of January 1, 2001	$ (827)
Current period declines in fair value – net	(503)
Reclassifications to earnings – net	(53)

Balance at March 31, 2001	$(1,383)

          Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of future cash flows

          The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $(3) million, before income taxes. Amounts excluded from the measure of effectiveness, also reported in first quarter earnings, amounted to $(1) million, before income taxes. These amounts were recorded as "other income."

          Of the $(827) million recorded in equity at January 1, 2001, $29 million, net of income taxes, was reclassified to earnings during the first quarter of 2001. Of the $(1,383) million recorded in equity at March 31, 2001, $(477) million, net of income taxes, is expected to be reclassified to earnings over the 12 month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

          At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was 15 months.

Hedges of recognized assets, liabilities and firm commitments

          The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $3 million, before income taxes. Amounts excluded from the measure of effectiveness, also reported in first quarter earnings, amounted to $11 million before income taxes. These amounts were recorded as "other income."

Hedges of net investments in foreign subsidiaries

          Of the $(2,430) million reported in the separate component of equity related to currency translation adjustments, $64 million, net of income taxes, was attributable to gains on derivative instruments designated and effective as net investment hedges. In addition, amounts excluded from the measure of effectiveness on these net investment hedges amounted to $68 million, before income taxes, and was recorded as "interest and other financial charges."

Derivatives not designated as hedges

          Derivatives not designated as hedges primarily consist of options and instruments containing option features that behave based on limits ("caps," "floors," or "collars"). These instruments are used to hedge risks associated with interest rate and equity movements in certain investments as well as risks in certain GECS business activities, such as mortgage servicing rights. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

          4. In November of 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million ($0.01 per share), net of income taxes of $64 million. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

             5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

	Three months ended
(Dollars in millions)	3/31/01	3/31/00

Net earnings	$2,573	$2,592
Currency translation adjustments	144	(320)
Investment securities	1,009	15
Derivatives qualifying as hedges	(556)	–
Cumulative effect on equity of adopting FAS 133	(827)	–

Total	$2,343	$2,287

          6. Inventories consisted of the following:

	At
(Dollars in millions)	3/31/01	12/31/00

GE
Raw materials and work in process	$4,498	$4,209
Finished goods	3,889	3,539
Unbilled shipments	209	243
Revaluation to LIFO	(836)	(845)

Total GE inventories	7,760	7,146

GECS
Finished goods	440	666

Total	$8,200	$7,812

         7. Property, plant and equipment (including equipment leased to others) – net, consisted of the following:

	At
(Dollars in millions)	3/31/01	12/31/00

Original cost
– GE	$30,472	$30,189
– GECS	38,481	37,801

Total	68,953	67,990

Accumulated depreciation and amortization
– GE	18,174	17,990
– GECS	10,603	9,985

Total	28,777	27,975

Property, plant and equipment - net
– GE	12,298	12,199
– GECS	27,878	27,816

Total	$40,176	$40,015

         8. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	3/31/01		3/31/00
	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before cumulative effect of
changes in accounting principle	$3,017	$3,017	$2,592	$2,592
Dividend equivalents – net of tax	3	–	2	–

Earnings before accounting changes for
per-share calculation	$3,020	$3,017	$2,594	$2,592

Cumulative effect of changes in accounting principle	$(444)	$(444)	$ –	$ –

Net earnings	$2,573	$2,573	$2,592	$2,592
Dividend equivalents – net of tax	3	–	2	–

Net earnings for per-share calculation	$2,576	$2,573	$2,594	$2,592

Average equivalent shares
Shares of GE common stock	9,934	9,934	9,870	9,870
Employee compensation-related shares,
including stock options	133	–	161	–

Total average equivalent shares	10,067	9,934	10,031	9,870

Per share amounts
Earnings before cumulative effect of changes
in accounting principle	$0.30	$0.30	$0.26	$0.26
Cumulative effect of changes in accounting principle	(0.04)	(0.04)	–	–

Net earnings	$0.26	$0.26	$0.26	$0.26

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations - First quarter of 2001 compared with first quarter of 2000

          General Electric Company's ongoing earnings increased 16% to $3.017 billion and ongoing earnings per share increased 15% to $.30, up from last year's $.26. Ongoing earnings exclude the one-time, non-cash impact of adopting new accounting rules (discussed in notes 3 and 4 of this 10-Q report). Both earnings per share and earnings were records for the quarter.

          Revenues rose to a record $30.5 billion, 2% higher than a year ago. Revenues for GE's industrial businesses were up 11% over last year's first quarter, demonstrating the strength of GE's broad portfolio throughout business cycles. Industrial revenues in the quarter were driven by long-cycle product and services strength in Power Systems, Medical Systems, and Aircraft Engines.

          Operating profit for GE's industrial businesses increased at a double-digit rate overall, led by the Power Systems and Technical Products and Services segments. Long-cycle businesses grew operating profit by 36%, while short-cycle businesses, affected by the U.S. economic slowdown, reported operating profit down 5%.

          GE's first-quarter operating margin was 17.7% of sales, up from last year's 17.3%, and was a record for the quarter. The first-quarter margin growth reflects the increasing benefits from GE's focus on services, Six Sigma quality and digitization initiatives.

          GE Capital Services' first-quarter earnings rose to $1.401 billion, before accounting changes, 16% higher than last year's $1.210 billion. These results reflect the globalization and diversity of GE Capital's businesses, with strong double-digit increases in its consumer services, equipment management and specialty insurance activities. Revenues for GE Capital Services decreased 6% principally because of strategic decisions to exit several businesses that were included in the results of last year's first quarter, primarily Montgomery Ward, Mortgage Services and Auto Financial Services.

          Cash generated from GE's operating activities was $3.1 billion in the first quarter, up 18% from last year's $2.6 billion. As part of the $22 billion share repurchase program, GE purchased $852 million of its stock during the first quarter to reach $18.4 billion -- 972 million shares -- purchased since December 1994.

Segment Analysis

          The comments that follow compare revenues and operating profit by operating segment for the first quarters of 2001 and 2000.

  Aircraft Engines reported revenues that were 12% higher than a year ago, reflecting good volume growth across all product lines, with particularly strong growth in military engines. Operating profit increased 7%, primarily as a result of productivity and volume growth, which was partially offset by increased R&D spending on growth engine programs.

  Appliances revenues decreased 5% over the first quarter of 2000, primarily as a result of lower industry volume and lower selling prices which offset market share gains. Operating profit decreased 3% largely as a result of the decrease in selling prices and increased spending on new products.

  GE Capital Services' first-quarter ongoing earnings rose to $1.401 billion, 16% over last year's $1.210 billion. These results reflect the globalization and diversity of GE Capital's businesses, with strong double-digit increases in its consumer services, equipment management and specialty insurance activities. Revenues for GE Capital Services declined 6% principally because of strategic decisions to exit businesses included in last year's quarter, primarily Montgomery Wards, Mortgage Services and Auto Financial Services.

  Industrial Products and Systems reported a 4% increase in revenues as volume growth across all businesses in the segment was partially offset by lower selling prices. Segment operating profit decreased 18%, primarily as a result of the effects of declines in selling prices.

  NBC reported an 3% decrease in revenues compared with the first quarter of 2000, reflecting softening in the advertising market and lower revenues at owned-and-operated stations. Operating profit decreased 12% reflecting advertising market conditions and higher severance costs associated with first quarter cost reduction actions.

  Plastics revenues were about the same as a year ago, reflecting softness in the U.S. automotive and business equipment markets which offset the revenue contribution of acquired companies. Operating profit was flat, as selling price increases were offset by higher raw material and energy costs.

  Power Systems revenues increased 33%, primarily as a result of sharply higher volume in gas turbines and higher selling prices. Operating profit more than doubled, reflecting the combined effects of productivity, improved selling prices and higher volume.

  Technical Products & Services revenues increased 14% from the first quarter of 2000, principally as a result of double digit growth in product services and equipment volume at Medical Systems. Operating profit grew 21%, reflecting the revenue growth at Medical Systems as well as a gain on disposition of a joint venture at Global eXchange Services.

B. Financial Condition

          With respect to the Condensed Statement of Financial Position, consolidated assets were $438.0 billion at March 31, 2001, compared with $437.0 billion at December 31, 2000.

          GE assets were $99.8 billion at March 31, 2001, an increase of $3.1 billion from December 31, 2000. The increase was primarily attributable to increases in inventories, investment in GECS and all other assets. Inventories were $0.6 billion higher than at year-end 2000, primarily reflecting normal seasonal increases. Investment in GECS increased $0.6 billion, primarily as a result of GECS earnings in excess of dividends paid. All other assets increased $0.9 billion, reflecting an increase in the prepaid pension asset and the recognition of derivatives at fair value.

          GECS assets decreased by $0.8 billion from the end of 2000. Financing receivables, net of the allowance for losses, aggregated $140.4 billion at the end of the first quarter, a decrease of $2.9 billion. The decrease resulted principally from the effects of securitizations, currency translation on Japanese and European financing receivables and the continued run-off of the liquidating Auto Financial Services portfolio. Management believes that GECS' allowance for losses of $4.0 billion at March 31, 2001, is the best estimate of probable losses inherent in the portfolio. Other assets increased $1.0 billion, primarily reflecting the recognition of all derivatives at fair value in accordance with SFAS No. 133, as amended, and higher investments in and advances to non-consolidated affiliates, partially offset by decreases in "separate accounts," which are investments controlled by policyholders. Investment securities, which mainly consist of investment-grade debt securities held by GE Financial Assurance and the specialty insurance businesses of GECS in support of obligations to annuitants and policyholders, were $91.1 billion at the end of the first quarter, compared with $90.3 billion for the year end 2000. The increase of $0.8 billion primarily resulted from increases in the fair value of debt securities and the investment of premiums received. Other changes in GECS assets comprised numerous, relatively small items.

          Consolidated liabilities of $382.1 billion at March 31, 2001, were $0.6 billion higher than at year-end 2000. GE liabilities increased by $2.7 billion; GECS liabilities decreased by $1.5 billion.

          GE borrowings were $1.7 billion ($0.8 billion short-term and $0.9 billion long-term) at March 31, 2001, a decrease of $0.1 billion from December 31, 2000. GE's ratio of debt to total capital at the end of March 2001 was 3.1% compared with 3.3% at the end of last year and 4.0% at March 31, 2000. Other changes in GE's liabilities comprised numerous, relatively small items.

          GECS liabilities decreased by $1.5 billion reflecting a decrease in long-term borrowings of $1.9 billion from year-end 2000, and a decrease in short-term borrowings of $0.1 billion. In addition, insurance liabilities decreased $1.5 billion, principally reflecting decreases in separate accounts. Other liabilities increased $2.9 billion primarily reflecting the recognition of all derivatives at fair value. Other changes in GECS liabilities comprised numerous, relatively small items.

          With respect to cash flows, consolidated cash and equivalents amounted to $8.2 billion at March 31, 2001, about the same as at December 31, 2000. Cash and equivalents were $18.1 billion at March 31, 2000, an increase of about $9.5 billion during last year's first quarter.

          GE cash and equivalents amounted to $7.5 billion at March 31, 2001, an increase of $0.3 billion from December 31, 2000. During the first quarter of 2001, operating cash flows increased to $3.1 billion, an increase of 18% over the first quarter of 2000, primarily as a result of improvements in earnings and higher progress collections, net of advances to suppliers. Cash used for investing activities ($0.4 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.3 billion) included $1.6 billion for dividends paid to share owners -- a 17% increase in the per-share dividend rate compared with first quarter of last year -- and $0.9 billion for repurchases of the Company's common stock under the share repurchase program. Funds used for dividends and the share repurchases were generated from operating cash flow.

          GE cash and equivalents were $2.1 billion at March 31, 2000, about the same as at year-end 1999. During the first quarter of 2000, operating cash flows increased to $2.6 billion, an increase of 25% over the first quarter of 1999, primarily as a result of improvements in earnings and higher progress collections, net of advances to suppliers. Cash used for investing activities ($0.4 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($1.9 billion) included $1.3 billion for dividends paid to share owners -- a 17% increase in the per-share dividend rate compared with first quarter of last year -- and $0.5 billion for repurchases of common stock under the share repurchase program. Funds used for dividends and the share repurchases were generated from operating cash flow.

          GECS cash and equivalents increased by $0.4 billion during the first quarter of 2001 to $6.4 billion. Cash provided from operating activities amounted to $2.4 billion during the first three months of 2001. The increase in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions in 2000 associated with the Toho acquisition. Cash from financing activities totaled $0.3 billion, compared with $9.5 billion in 2000. The prior year figure reflected insurance policyholder liabilities assumed in the Toho acquisition, the effect of which was partially offset by net reductions in debt. The principal use of GECS cash during the period was for investing activities ($2.4 billion), a majority of which was attributable to investments in property plant and equipment.

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

C. Proposed Divestiture

          On March 28, 2001, GECS announced that it will sell the stock of GE American Communications Inc. ("Americom") and other assets and liabilities in exchange for a combination of cash and stock. As of March 28, 2001, the deal had a value of approximately $5 billion, which would result in an after-tax gain of approximately $1 billion. It is expected that the satellite services operations of both Americom and SES ASTRA ("the buyer") will be combined in a newly-formed holding company in which GECS will hold an economic interest of approximately 25%, providing GECS with significant influence over the investee. This transaction is expected to close before year-end 2001, and is conditioned upon acceptance by the buyer's shareholders and certain regulatory approvals.

Part II. Other Information

Item 1. Legal Proceedings

Environmental

          As previously reported, in May 1999, the New York State Department of Environmental Conservation informed the company that it was seeking penalties of $325,000 for violations of the state's Clean Water Act at its Waterford, NY facility. The state alleged discharges in excess of permitted limits as well as reporting violations. The state subsequently reduced its penalty demand to $200,000. In addition, as previously reported, in March 2000, the New York State Department of Environmental Conservation informed the Company that it was seeking penalties of $204,000 for violations of the state's hazardous waste rules at its Waterford, NY facility. The state alleged violations of requirements for labeling, inspection and management of hazardous waste. These matters were consolidated and resolved in March, 2001 for a penalty of $250,000 and the installation of emergency power generators.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed consolidated financial statements in this report.
b.	Reports on Form 8-K during the quarter ended March 31, 2001.
No reports on Form 8-K were filed during the quarter ended March 31, 2001.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
April 19, 2001	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer