Form 10-Q
period 2001-06-30
GENERAL ELECTRIC CO
filed 2001-07-23
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No

          There were 9,934,846,000 shares with a par value of $0.06 per share outstanding at June 30, 2001.

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

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Second quarter ended June 30 (Unaudited)
(Dollars, except per– share amounts, in millions)	Consolidated			GE		GECS
	2001	2000		2001	2000	2001	2000

Sales of goods	$13,427	$13,996		$12,474	$11,598	$960	$2,405
Sales of services	5,053	4,750		5,114	4,816	–	–
Earnings of GECS	–	–		1,477	1,277	–	–
GECS revenues from services	13,341	13,981		–	–	13,439	14,065
Other income	156	135		200	155	–	–

Total revenues	31,977	32,862		19,265	17,846	14,399	16,470

Cost of goods sold	9,196	9,981		8,337	7,750	866	2,238
Cost of services sold	3,513	3,226		3,574	3,292	–	–
Interest and other financial charges	2,707	3,014		115	259	2,671	2,811
Insurance losses and policyholder and annuity benefits	3,712	3,852		–	–	3,712	3,852
Provision for losses on financing receivables	496	421		–	–	496	421
Other costs and expenses	6,756	7,372		2,062	2,022	4,757	5,398
Minority interest in net earnings of
consolidated affiliates	101	97		59	44	42	53

Total costs and expenses	26,481	27,963		14,147	13,367	12,544	14,773

Earnings before income taxes	5,496	4,899		5,118	4,479	1,855	1,697
Provision for income taxes	(1,599)	(1,521)		(1,221)	(1,101)	(378)	(420)

Net earnings	$3,897	$3,378		$3,897	$3,378	$1,477	$1,277

Per-share amounts (in dollars)
Diluted earnings per share	$0.39	$0.34
Basic earnings per share	$0.39	$0.34

Dividends declared per share	$0.16	$0.13	2/3

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
(Dollars, except per– share amounts, in millions)	Consolidated			GE		GECS
	2001	2000		2001	2000	2001	2000

Sales of goods	$25,861	$26,541		$23,840	$21,910	$2,028	$4,638
Sales of services	9,479	8,747		9,598	8,874	–	–
Earnings of GECS	–	–		2,878	2,487	–	–
GECS revenues from services	26,915	27,364		–	–	27,094	27,513
Other income	215	206		309	238	–	–

Total revenues	62,470	62,858		36,625	33,509	29,122	32,151

Cost of goods sold	17,784	19,137		15,964	14,836	1,827	4,308
Cost of services sold	6,718	5,930		6,837	6,056	–	–
Interest and other financial charges	5,783	5,796		370	512	5,569	5,381
Insurance losses and policyholder and annuity benefits	7,235	6,782		–	–	7,235	6,782
Provision for losses on financing receivables	979	942		–	–	979	942
Other costs and expenses	13,818	15,168		4,216	4,061	9,719	11,192
Minority interest in net earnings of
consolidated affiliates	203	195		104	92	99	103

Total costs and expenses	52,520	53,950		27,491	25,557	25,428	28,708

Earnings before income taxes and cumulative
effect of changes in accounting principle	9,950	8,908		9,134	7,952	3,694	3,443
Provision for income taxes	(3,036)	(2,938)		(2,220)	(1,982)	(816)	(956)

Earnings before cumulative effect of
changes in accounting principle	6,914	5,970		6,914	5,970	2,878	2,487
Cumulative effect of changes in
accounting principle (notes 3 and 4)	(444)	–		(444)	–	(169)	–

Net earnings	$6,470	$5,970		$6,470	$5,970	$2,709	$2,487

Per-share amounts before cumulative effect of changes in accounting principle (in dollars)
Diluted earnings per share	$0.69	$0.59
Basic earnings per share	$0.70	$0.60

Per-share amounts after cumulative effect of changes in accounting principle (in dollars)
Diluted earnings per share	$0.64	$0.59
Basic earnings per share	$0.65	$0.60

Dividends declared per share	$0.32	$0.27	1/3

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

(Dollars in millions)	Consolidated		GE		GECS
	6/30/01	12/31/00	6/30/01	12/31/00	6/30/01	12/31/00

Cash and equivalents	$8,000	$8,195	$9,641	$7,210	$5,956	$6,052
Investment securities	94,351	91,339	819	1,009	93,532	90,330
Current receivables	10,038	9,502	10,210	9,727	–	–
Inventories	8,220	7,812	7,901	7,146	319	666
Financing receivables – net	145,851	143,299	–	–	145,851	143,299
Other GECS receivables	33,538	35,516	–	–	35,285	37,090
Property, plant and equipment (including
equipment leased to others) – net	41,453	40,015	12,344	12,199	29,109	27,816
Investment in GECS	–	–	23,903	23,022	–	–
Intangible assets – net	27,475	27,441	12,839	12,424	14,636	15,017
All other assets	76,421	73,887	25,264	24,028	51,673	50,366

Total assets	$445,347	$437,006	$102,921	$96,765	$376,361	$370,636

Short-term borrowings	$122,129	$119,180	$1,115	$940	$129,215	$123,992
Accounts payable, principally trade accounts	15,514	14,853	6,136	6,153	11,344	10,436
Other GE current liabilities	25,536	22,079	25,536	22,079	–	–
Long-term borrowings	78,638	82,132	776	841	77,922	81,379
Insurance liabilities, reserves and annuity benefits	105,932	106,150	–	–	105,932	106,150
All other liabilities	32,290	28,494	15,559	14,840	16,536	13,451
Deferred income taxes	8,177	8,690	611	452	7,566	8,238

Total liabilities	388,216	381,578	49,733	45,305	348,515	343,646

Minority interest in equity of consolidated
affiliates	4,882	4,936	939	968	3,943	3,968

Accumulated gains/(losses) – net (a)
Currency translation adjustments	(2,601)	(2,574)	(2,601)	(2,574)	(799)	(957)
Investment securities	145	74	145	74	(62)	4
Derivatives qualifying as hedges	(1,040)	–	(1,040)	–	(927)	–
Common stock (9,934,846,000 and
9,932,006,000 shares outstanding at
June 30, 2001 and December 31, 2000, respectively)	669	669	669	669	1	1
Other capital	16,015	15,195	16,015	15,195	2,765	2,752
Retained earnings	64,862	61,572	64,862	61,572	22,925	21,222
Less common stock held in treasury	(25,801)	(24,444)	(25,801)	(24,444)	–	–

Total share owners' equity	52,249	50,492	52,249	50,492	23,903	23,022

Total liabilities and equity	$445,347	$437,006	$102,921	$96,765	$376,361	$370,636

(a) The sum of accumulated gains/(losses) on currency translation adjustments, investment securities and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(3,496) million and $(2,500) million at June 30, 2001 and December 31, 2000, respectively.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." June data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
(Dollars in millions)	Consolidated		GE		GECS
	2001	2000	2001	2000	2001	2000

Cash flows – operating activities
Net earnings	$6,470	$5,970	$6,470	$5,970	$2,709	$2,487
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of changes in accounting principle	444	–	444	–	169	–
Depreciation and amortization of
property, plant and equipment	2,542	2,542	952	928	1,590	1,614
Amortization of goodwill and other intangibles	846	1,309	276	253	570	1,056
Earnings retained by GECS	–	–	(1,872)	(1,605)	–	–
Deferred income taxes	(265)	745	262	356	(527)	389
Increase in GE current receivables	(347)	(201)	(294)	(198)	–	–
Decrease (increase) in inventories	(238)	(661)	(585)	(555)	347	(106)
Increase (decrease) in accounts payable	1,655	890	(137)	162	2,022	1,339
Increase (decrease) in insurance
liabilities, reserves and annuity benefits	1,967	(1,895)	–	–	1,967	(1,895)
Provision for losses on financing receivables	979	942	–	–	979	942
All other operating activities	2,215	(4,069)	2,288	615	452	(4,984)

Cash from operating activities	16,268	5,572	7,804	5,926	10,278	842

Cash flows – investing activities
Additions to property, plant and equipment (including
equipment leased to others)	(7,730)	(6,114)	(1,336)	(1,017)	(6,394)	(5,097)
Net increase in GECS financing receivables	(1,006)	(5,593)	–	–	(1,006)	(5,593)
Payments for principal businesses purchased	(3,704)	(668)	(424)	(353)	(3,280)	(315)
All other investing activities	53	471	786	(22)	(1,236)	373

Cash used for investing activities	(12,387)	(11,904)	(974)	(1,392)	(11,916)	(10,632)

Cash flows – financing activities
Net change in borrowings (maturities 90 days or less)	(1,507)	(2,138)	315	(969)	431	525
Newly issued debt (maturities longer than 90 days)	12,461	20,238	396	464	12,037	19,697
Repayments and other reductions (maturities
longer than 90 days)	(10,538)	(19,188)	(595)	(619)	(9,943)	(18,569)
Net dispositions (purchases) of GE shares	(1,337)	985	(1,337)	985	–	–
Dividends paid to share owners	(3,178)	(2,693)	(3,178)	(2,693)	(1,006)	(882)
Cash received upon assumption of Toho Mutual
Life Insurance Company insurance liabilities	–	13,177	–	–	–	13,177
All other financing activities	23	(518)	–	–	23	(518)

Cash from (used for) financing activities	(4,076)	9,863	(4,399)	(2,832)	1,542	13,430

Increase (decrease) in cash and equivalents	(195)	3,531	2,431	1,702	(96)	3,640
Cash and equivalents at beginning of year	8,195	8,554	7,210	2,000	6,052	6,931

Cash and equivalents at June 30	$8,000	$12,085	$9,641	$3,702	$5,956	$10,571

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Second quarter ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(Dollars in millions)	2001	2000	2001	2000

Revenues
GE
Aircraft Engines	$3,055	$2,749	$5,793	$5,190
Appliances	1,402	1,575	2,717	2,956
Industrial Products and Systems	3,041	3,037	5,945	5,822
NBC	1,831	1,956	3,182	3,349
Plastics	1,791	2,014	3,661	3,875
Power Systems	5,142	3,738	9,402	6,948
Technical Products and Services	2,148	1,901	4,146	3,654
Eliminations	(661)	(533)	(1,203)	(1,025)

Total GE segment revenues	17,749	16,437	33,643	30,769
Corporate items	39	132	104	253
GECS net earnings (a)	1,477	1,277	2,878	2,487

Total GE revenues	19,265	17,846	36,625	33,509
GECS segment revenues	14,399	16,470	29,122	32,151
Eliminations (b)	(1,687)	(1,454)	(3,277)	(2,802)

Consolidated revenues	$31,977	$32,862	$62,470	$62,858

Segment profit
GE
Aircraft Engines	$667	$609	$1,265	$1,167
Appliances	151	194	297	344
Industrial Products and Systems	557	603	980	1,117
NBC	541	635	887	1,029
Plastics	443	519	882	956
Power Systems	1,227	752	2,178	1,205
Technical Products and Services	512	413	923	753

Total GE operating profit	4,098	3,725	7,412	6,571
GECS net earnings (a)	1,477	1,277	2,878	2,487

Total segment profit	5,575	5,002	10,290	9,058
GE interest and other financial charges	(115)	(259)	(370)	(512)
GE provision for income taxes	(1,221)	(1,101)	(2,220)	(1,982)
Corporate items and eliminations	(342)	(264)	(786)	(594)

Consolidated earnings before cumulative
effect of changes in accounting principle	3,897	3,378	6,914	5,970
Cumulative effect of changes in accounting principle	–	–	(444)	–

Net earnings	$3,897	$3,378	$6,470	$5,970

(a) Before cumulative effect of changes in accounting principle (b) Principally the elimination of GECS net earnings.

Notes to Condensed Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. That note discusses consolidation and financial statement presentation. As used in this Report and in the Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (“GECS”), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

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

     3. The Financial Accounting Standards Board (“FASB”) issued, then subsequently amended, Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for GE and GECS on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in operations as it occurs.

     The nature of GE's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 19 and 30 of the 2000 Annual Report on Form 10-K, GE uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001, accounting change affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001, GE's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:

(Dollars in millions)	Earnings	Share Owners' Equity

Adjustment to fair value of derivatives (a)	$ (502)	$ (1,340)
Income tax effects	178	513

Total	$ (324)	$ (827)

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

     The cumulative effect on share owners’ equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, GECS ensures that funding, including the effect of derivatives, of its lending and other financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future earnings will not be subject to volatility arising from interest rate changes.

     4. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests (“EITF 99-20”). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset’s fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset’s carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million, net of income taxes of $64 million. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

     5. A summary of increases/(decreases) in share owners’ equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

	Second quarter ended
(Dollars in millions)	6/30/01	6/30/00

Net earnings	$3,897	$3,378
Currency translation adjustment losses - net	(171)	(229)
Investment securities	(938)	(931)
Derivatives qualifying as hedges	343	-

Total	$3,131	$2,218

	Six months ended
	6/30/01	6/30/00

Net earnings	$6,470	$5,970
Currency translation adjustment losses - net	(27)	(549)
Investment securities	71	(916)
Derivatives qualifying as hedges	(213)	-
Cumulative effect on equity of adopting FAS 133	(827)	-

Total	$5,474	$4,505

         6. Inventories consisted of the following:

	At
(Dollars in millions)	6/30/01	12/31/00

GE
Raw materials and work in process	$4,935	$4,134
Finished goods	3,521	3,614
Unbilled shipments	249	243
Revaluation to LIFO	(804)	(845)

	7,901	7,146

GECS
Finished goods	319	666

Total	$8,220	$7,812

         7.  Property, plant and equipment (including equipment leased to others) consisted of the following:

	At
(Dollars in millions)	6/30/01	12/31/00

Original cost
GE	$30,863	$30,189
GECS	39,997	37,801

Total	70,860	67,990

Accumulated depreciation and amortization
GE	18,519	17,990
GECS	10,888	9,985

Total	29,407	27,975

Property, plant and equipment - net
GE	12,344	12,199
GECS	29,109	27,816

Total	$41,453	$40,015

      8. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Second quarter ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	6/30/01		6/30/00
	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$3,897	$3,897	$3,378	$3,378
Dividend equivalents - net of tax	3	-	2	-

Net earnings available for per-share calculation	$3,900	$3,897	$3,380	$3,378

Average equivalent shares
Shares of GE common stock	9,936	9,936	9,892	9,892
Employee compensation-related shares, including stock options	129	-	164	-

Total average equivalent shares	10,065	9,936	10,056	9,892

Net earnings per share	$0.39	$0.39	$0.34	$0.34

	Six months ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	6/30/01		6/30/00
	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before cumulative effect of changes in accounting principle	$6,914	$6,914	$5,970	$5,970
Dividend equivalents - net of tax	6	-	4	-

Earnings before accounting changes for per-share calculation	$6,920	$6,914	$5,974	$5,970

Cumulative effect of changes in accounting principle	$(444)	$(444)	$ -	$ -

Net earnings	$6,470	$6,470	$5,970	$5,970
Dividend equivalents - net of tax	6	-	4	-

Net earnings for per-share calculation	$6,476	$6,470	$5,974	$5,970

Average equivalent shares
Shares of GE common stock	9,935	9,935	9,880	9,880
Employee compensation-related shares, including stock options	131	-	162	-

Total average equivalent shares	10,066	9,935	10,042	9,880

Per-share amounts
Earnings before cumulative effect of changes in accounting principle	$0.69	$0.70	$0.59	$0.60
Cumulative effect of changes in accounting principle	(0.05)	(0.05)	-	-

Net earnings	$0.64	$0.65	$0.59	$0.60

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations -- Second Quarter of 2001 Compared With Second Quarter of 2000

     General Electric Company’s earnings for the second quarter of 2001 were $3.897 billion, the highest for any quarter in its history, an increase of 15% over the same period in 2000. Earnings per share increased 15% to $0.39, up from last year’s $0.34. Both earnings per share and earnings were records for the quarter.

     Revenues for the second quarter were $32.0 billion, down 3% from last year’s record $32.9 billion. As expected in this economy, long-cycle industrial revenues increased 22%, short-cycle revenues were down 6% and GE Capital Services (GECS) normalized revenues increased 5% (while GECS reported revenues were down 13%).

     GE’s second-quarter operating margin was 20.6% of sales, up from last year’s record 20.4%. The second-quarter margin growth reflects the increasing benefits from GE’s focus on services, Six Sigma quality and digitization initiatives. Services grew 12% in the quarter, and digitization efforts are on track to save $1.6 billion of cost through digitization.

     GE Capital Services’ second-quarter earnings rose to $1.477 billion, 16% over last year’s $1.277 billion. These record results reflect the globalization and diversity of GECS businesses, with strong double-digit increases in its Consumer Services and Equipment Management activities. Revenues for GECS declined 13%, largely reflecting results in business units engaged in anticipated contractions, principally IT Solutions, Wards and the planned transition of restructured insurance policies from Japanese acquisitions. GECS revenues, excluding these items, increased 5%.

     Cash generated from GE operating activities during the first half was a record $7.8 billion, up 32% from last year’s $5.9 billion. As part of the $22 billion share repurchase program, GE purchased $634 million of its stock during the second quarter to reach $19.1 billion — 986 million shares — purchased since December 1994.

Segment Analysis:

     The comments that follow compare revenues and segment profit by operating segment for the second quarters of 2001 and 2000.

     • Aircraft Engines revenues increased 11% over the second quarter of 2000, reflecting higher volume in commercial engines, services and aeroderivative products. Operating profit was 10% higher primarily as a result of volume growth and productivity.

     • Appliances revenues were 11% lower than last year as the combination of continued price erosion and lower industry volume more than offset market share gains. Operating profit decreased 22% principally as a result of lower selling prices.

     • GE Capital Services second-quarter earnings rose to $1.477 billion, 16% over last year’s $1.277 billion. These record results reflect the globalization and diversity of GECS businesses, with strong double-digit increases in its Consumer Services and Equipment Management activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth.

     • Industrial Products and Systems operating profit decreased by 8% on revenues that were about the same as a year ago. The decrease in operating profit was primarily attributable to lower selling prices across all businesses in the segment.

     • NBC reported a 6% decrease in revenues compared with the second quarter of 2000, primarily reflecting continued softening in the advertising market and a one-time charge related to the shut-down of the XFL. Operating profit decreased 15% reflecting advertising market conditions and the XFL charge, which more than offset savings from cost reduction actions.

     • Plastics revenues were 11% lower than a year ago, reflecting continued softness in the U.S. automotive and business equipment markets which offset the revenue contribution of acquisitions. Operating profit was 15% lower, primarily as a result of lower volume and higher raw material and energy costs.

     • Power Systems revenues increased 38%, primarily as a result of sharply higher volume in gas turbines, growth in services and higher selling prices. Operating profit rose 63%, reflecting the combined effects of higher volume, productivity and improved selling prices.

     • Technical Products & Services revenues increased 13% from the second quarter of 2000, primarily as a result of growth at Medical Systems, which reported higher equipment volume, including acquisitions, and continued growth in services. Operating profit grew 24% in the second quarter, reflecting productivity and volume growth at Medical Systems as well as a gain on disposition of a joint venture at Global eXchange Services.

B. Results of Operations-- First Half of 2001 Compared With First Half of 2000

     Ongoing earnings for the first half rose 16% to $6.914 billion and ongoing earnings per share increased 17% to $.69, up from last year’s $.59. Ongoing earnings exclude the one-time, non-cash impact of adopting new accounting rules (discussed in notes 3 and 4 of this 10-Q report). Both earnings per share and earnings were records for the first half.

     Consolidated revenues for the first six months of 2001 aggregated $62.5 billion, down 1% from last year. GE sales of goods and services were 9% higher, with improvements led by double-digit increases at Power Systems, Medical Systems and Aircraft Engines. Operating profit of GE’s industrial operating segments increased to $7.4 billion up from $6.6 billion in the first half of 2000, as double-digit growth in long-cycle businesses offset continued weaknesses in short-cycle businesses.

     Operating margin in the first half of 2001 was 19.2% of sales, compared with last year’s 18.9%. The improvement in operating margin reflects the increasing benefits from GE’s focus on product services, Six Sigma quality and e-Business initiatives.

Segment Analysis:

     The following comments compare revenues and segment profit by industry segment for the first half of 2001 with the same period of 2000.

     • Aircraft Engines revenues increased 12% over the first half of 2000, reflecting higher volume in commercial engines, services and aeroderivative products. Operating profit was 8% higher primarily as a result of volume growth and productivity.

     Appliances revenues were 8% lower than last year as the combination of continued price erosion and lower industry volume more than offset market share gains. Operating profit decreased 14% principally as a result of lower selling prices and increased program spending on new products.

     • GE Capital Services ongoing earnings for the first six months of 2001 rose to $2.878 billion, up 16% from last year’s $2.487 billion, reflecting double-digit increases in Consumer Services and Equipment Management activities. The overall improvement in earnings was largely attributable to the effects of continued asset growth.

     • Industrial Products and Systems revenues were 2% higher than a year ago, as volume increases across all businesses in the segment offset lower selling prices. Operating profit decreased 12% primarily as a result of the decline in selling prices and cost inflation.

     • NBC reported a 5% decrease in revenues compared with the first half of 2000, primarily reflecting continued softening in the advertising market and a one-time charge related to the shut-down of the XFL. Operating profit decreased 14% reflecting advertising market conditions and the XFL charge, which more than offset savings from cost reduction actions.

     • Plastics revenues were 6% below the first half of 2000, reflecting continued softness in the U.S. automotive and business equipment markets which offset the revenue contribution of acquired companies. Operating profit was 8% lower, primarily as a result of lower volume and higher raw material and energy costs.

     • Power Systems revenues increased 35%, reflecting sharply higher volume in gas turbines and continued growth in services and higher selling prices. Operating profit increased 81%, primarily as a result of the increase in volume coupled with higher selling prices.

     • Technical Products & Services revenues increased 13% from the first half of 2000, principally as a result of growth at Medical Systems, which reported higher equipment volume, including acquisitions, and continued growth in services. Operating profit grew 23% reflecting the growth at Medical Systems as well as a gain on disposition of a joint venture at Global eXchange Services.

C. Financial Condition

     With respect to the Condensed Statement of Financial Position, consolidated assets of $445.3 billion at June 30, 2001, were $8.3 billion higher than at December 31, 2000.

     GE assets were $102.9 billion at June 30, 2001, an increase of $6.2 billion from December 31, 2000. The increase was primarily attributable to increases in cash and all other assets. The change in all other assets resulted primarily from an increase in the prepaid pension asset.

     GECS assets increased by $5.7 billion from the end of 2000. Investment securities increase of $3.2 billion to $93.5 billion at the end of the second quarter, primarily reflecting investment of premiums received. Financing receivables, net of the allowance for losses, aggregated $145.9 billion at June 30, 2001, an increase of $2.6 billion. The increase resulted principally from increased originations and acquisition growth, partially offset by the effects of securitizations, the continued run-off of the liquidating Auto Financial Services portfolio and currency translation on Japanese and European financing receivables. GECS’ allowance for losses of $4.0 billion at June 30, 2001, reflects management’s best estimate of probable losses inherent in the portfolio.

     Consolidated liabilities of $388.2 billion at June 30, 2001, were $6.6 billion higher than the year-end 2000 balance of $381.6 billion. GE liabilities increased $4.4 billion; GECS liabilities increased $4.9 billion.

     GE total borrowings were $1.9 billion ($1.1 billion short-term and $0.8 billion long-term) at June 30, 2001, an increase of $0.1 billion from December 31, 2000. GE’s ratio of debt to total capital at the end of June 2001 was 3.4% compared with 3.3% at the end of last year and 4.0% at June 30, 2000.

     GECS liabilities increased by $4.9 billion reflecting an increase in short-term borrowings of $5.2 billion and a decrease in long-term borrowings of $3.5 billion from year-end 2000. In addition, other liabilities increased $3.1 billion primarily reflecting the recognition of all derivatives at fair value. Other changes in GECS liabilities comprised numerous, relatively small items.

     With respect to cash flows, consolidated cash and equivalents were $8.0 billion at June 30, 2001, a decrease of $0.2 billion during the first half. Cash and equivalents were $12.1 billion at June 30, 2000, an increase of $3.5 billion during last year’s first half.

     GE cash and equivalents increased $2.4 billion during the first half of 2001 to $9.6 billion at June 30, 2001. Cash provided from operating activities was $7.8 billion during the first six months of 2001, compared with $5.9 billion in the first half of 2000, reflecting continuing improvements in earnings as well as higher progress collections during the period. Cash used for investing activities ($1.0 billion) principally resulted from investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies as well as investments in business acquisitions. Cash used for financing activities ($4.4 billion) included $1.5 billion for repurchases of the Company’s common stock under the share repurchase program and $3.2 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first half of last year.

     GE cash and equivalents increased $1.7 billion during the first half of 2000 to $3.7 billion at June 30, 2000. Cash provided from operating activities was $5.9 billion during the first six months of 2000, compared with $4.7 billion in the first half of 1999, reflecting continuing improvements in earnings as well as higher progress collections and accounts payable during the period. Cash used for investing activities ($1.4 billion) principally resulted from business acquisitions and investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies. Cash used for financing activities ($2.8 billion) included $1.1 billion for net reduction of debt, $1.1 billion for repurchases of the Company’s common stock under the share repurchase program and $2.7 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first half of last year.

     GECS cash and equivalents decreased by $0.1 billion during the first half of 2001 to $6.0 billion. Cash provided from operating activities was $10.3 billion during the first six months of 2001, compared with $0.8 billion during the first half of 2000. The increase in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions in 2000 associated with the Toho acquisition. Cash from financing activities totaled $1.5 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($11.9 billion), a majority of which was attributable to additions to property, plant and equipment (including equipment leased to others) and business acquisitions.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of Share Owners of General Electric Company was held on April 25, 2001.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

		Votes Cast			Broker
		For	Against	Abstain	Non-votes
Management Proposals
Approval of the appointment of independent auditors for 2001		7,949,551,547	67,216,535	38,427,390	0
Share Owner Proposals
(1)	Relating to cumulative voting	1,796,777,095	4,097,436,669	499,728,144	1,661,253,564
(2)	Relating to workplace code of conduct	405,583,108	5,603,811,950	384,546,850	1,661,253,564
(3)	Relating report on PCB cleanup costs	634,391,419	5,372,168,483	387,382,006	1,661,253,564
(4)	Relating to nuclear power report	447,589,011	5,525,880,914	420,471,983	1,661,253,564
(5)	Relating to Director election process	240,295,142	6,002,321,651	151,325,115	1,661,253,564
(6)	Relating to Director independence	1,974,719,146	4,240,046,009	179,176,753	1,661,253,564
(7)	Relating to landmine and cluster bomb production	204,845,412	5,799,298,635	389,797,861	1,661,253,564

Election of Directors

Director	Votes Received	Votes Withheld

James I. Cash, Jr.	7,941,541,542	113,653,930
Silas S. Cathcart	7,937,651,943	117,543,529
Dennis D. Dammerman	7,944,434,692	110,760,780
Paolo Fresco	7,940,039,976	115,155,496
Ann M. Fudge	7,942,091,362	113,104,110
Claudio X. Gonzalez	7,940,828,307	114,367,165
Jeffrey R. Immelt	7,944,852,420	110,343,052
Andrea Jung	7,943,400,119	111,795,353
Kenneth G. Langone	7,755,518,508	299,676,964
Rochelle B. Lazarus	7,943,232,978	111,962,494
Scott G. McNealy	7,942,032,991	113,162,481
Gertrude G. Michelson	7,930,019,171	125,176,301
Sam Nunn	7,742,334,977	312,860,495
Roger S. Penske	7,749,027,731	306,167,741
Frank H. T. Rhodes	7,937,979,437	117,216,035
Andrew C. Sigler	7,941,762,427	113,433,045
Douglas A. Warner III	7,757,578,951	297,616,521
John F. Welch, Jr.	7,943,133,032	112,062,440
Robert C. Wright	7,943,226,163	111,969,309

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 8 to the condensed consolidated financial statements in this report.
b.	Reports on Form 8-K during the quarter ended June 30, 2001.
No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 23, 2001	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer