Form 10-Q
period 2001-09-30
GENERAL ELECTRIC CO
filed 2001-11-02
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No __

          There were 9,927,381,000 shares with a par value of $0.06 per share outstanding at September 30, 2001.

General Electric Company

Forward -Looking Statements

     This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, political, business, competitive, market and regulatory factors.

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Third quarter ended September 30 (Unaudited)
(Dollars, except per-share amounts,	Consolidated			GE		GECS
in millions)	2001	2000		2001	2000	2001	2000

Sales of goods	$13,000	$13,311		$12,225	$10,919	$778	$2,392
Sales of services	4,072	4,609		4,134	4,659	–	–
Earnings of GECS	–	–		1,301	1,478	–	–
GECS revenues from services	12,382	13,981		–	–	12,520	14,052
Other income	14	113		76	133	–	–

Total revenues	29,468	32,014		17,736	17,189	13,298	16,444

Cost of goods sold	9,096	9,663		8,407	7,456	692	2,207
Cost of services sold	2,645	3,396		2,707	3,447	–	–
Interest and other financial charges	2,640	2,859		244	148	2,503	2,765
Insurance losses and policyholder
and annuity benefits	3,618	3,731		–	–	3,618	3,731
Provision for losses on
financing receivables	567	463		–	–	567	463
Other costs and expenses	6,439	7,262		2,153	2,096	4,379	5,202
Minority interest in net earnings of
consolidated affiliates	59	110		32	54	27	56

Total costs and expenses	25,064	27,484		13,543	13,201	11,786	14,424

Earnings before income taxes	4,404	4,530		4,193	3,988	1,512	2,020
Provision for income taxes	(1,123)	(1,350)		(912)	(808)	(211)	(542)

Net earnings	$3,281	$3,180		$3,281	$3,180	$1,301	$1,478

Per share amounts (in dollars)
Diluted earnings per share	$0.33	$0.32
Basic earnings per share	$0.33	$0.32

Dividends declared per share	$0.16	$0.13	2/3

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE and "GECS". Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
(Dollars, except per-share amounts,	Consolidated			GE		GECS
in millions)	2001	2000		2001	2000	2001	2000

Sales of goods	$38,861	$39,852		$36,065	$32,829	$2,806	$7,030
Sales of services	13,551	13,356		13,732	13,533	–	–
Earnings of GECS	–	–		4,179	3,965	–	–
GECS revenues from services	39,297	41,345		–	–	39,614	41,565
Other income	229	319		385	371	–	–

Total revenues	91,938	94,872		54,361	50,698	42,420	48,595

Cost of goods sold	26,880	28,800		24,371	22,292	2,519	6,515
Cost of services sold	9,363	9,326		9,544	9,503	–	–
Interest and other financial charges	8,423	8,655		614	660	8,072	8,146
Insurance losses and policyholder
and annuity benefits	10,853	10,513		–	–	10,853	10,513
Provision for losses on financing receivables	1,546	1,405		–	–	1,546	1,405
Other costs and expenses	20,257	22,430		6,369	6,157	14,098	16,394
Minority interest in net earnings
of consolidated affiliates	262	305		136	146	126	159

Total costs and expenses	77,584	81,434		41,034	38,758	37,214	43,132

Earnings before income taxes and
cumulative effect of changes
in accounting principle	14,354	13,438		13,327	11,940	5,206	5,463
Provision for income taxes	(4,159)	(4,288)		(3,132)	(2,790)	(1,027)	(1,498)

Earnings before cumulative effect
of changes in accounting principle	10,195	9,150		10,195	9,150	4,179	3,965
Cumulative effect of changes in
accounting principle (notes 3 and 4)	(444)	–		(444)	–	(169)	–

Net earnings	$9,751	$9,150		$9,751	$9,150	$4,010	$3,965

Per-share amounts before cumulative
effect of changes in accounting
principle (in dollars)
Diluted earnings per share	$1.01	$0.91
Basic earnings per share	$1.03	$0.93

Per-share amounts after cumulative
effect of changes in
accounting principle (in dollars)
Diluted earnings per share	$0.97	$0.91
Basic earnings per share	$0.98	$0.93

Dividends declared per share	$0.48	$0.27	1/3

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE and "GECS". Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		GECS
(Dollars in millions)	9/30/01	12/31/00	9/30/01	12/31/00	9/30/01	12/31/00

Cash and equivalents	$8,834	$8,195	$10,411	$7,210	$6,925	$6,052
Investment securities	97,601	91,339	684	1,009	96,917	90,330
Current receivables	9,977	9,502	10,155	9,727	–	–
Inventories	8,440	7,812	8,148	7,146	292	666
Financing receivables – net	149,704	143,299	–	–	149,704	143,299
Other GECS receivables	38,494	35,516	–	–	40,432	37,090
Property, plant and equipment
(including equipment
leased to others) – net	42,135	40,015	12,643	12,199	29,492	27,816
Investment in GECS	–	–	25,187	23,022	–	–
Intangible assets – net	28,106	27,441	12,822	12,424	15,284	15,017
All other assets	76,806	73,887	25,771	24,028	51,548	50,366

Total assets	$460,097	$437,006	$105,821	$96,765	$390,594	$370,636

Short-term borrowings	$125,473	$119,180	$932	$940	$133,595	$123,992
Accounts payable, principally
trade accounts	16,192	14,853	6,303	6,153	12,062	10,436
Other GE current liabilities	27,123	22,079	27,123	22,079	–	–
Long-term borrowings	81,035	82,132	808	841	80,322	81,379
Insurance liabilities, reserves
and annuity benefits	111,446	106,150	–	–	111,446	106,150
All other liabilities	31,420	28,494	15,409	14,840	15,820	13,451
Deferred income taxes	8,949	8,690	711	452	8,238	8,238

Total liabilities	401,638	381,578	51,286	45,305	361,483	343,646

Minority interest in equity of
consolidated affiliates	4,862	4,936	938	968	3,924	3,968

Accumulated gains/(losses) – net (a)
Currency translation adjustments	(2,460)	(2,574)	(2,460)	(2,574)	(883)	(957)
Investment securities	413	74	413	74	370	4
Derivatives qualifying as hedges	(1,502)	–	(1,502)	–	(1,414)	–
Common stock (9,927,381,000 and
9,932,006,000 shares outstanding
at September 30, 2001 and
December 31, 2000, respectively)	669	669	669	669	1	1
Other capital	16,290	15,195	16,290	15,195	3,341	2,752
Retained earnings	66,553	61,572	66,553	61,572	23,772	21,222
Less common stock held in treasury	(26,366)	(24,444)	(26,366)	(24,444)	–	–

Total share owners' equity	53,597	50,492	53,597	50,492	25,187	23,022

Total liabilities and equity	$460,097	$437,006	$105,821	$96,765	$390,594	$370,636

(a) The sum of accumulated gains/(losses) on currency translation adjustments, investment securities and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(3,549) million and $(2,500) million at September 30, 2001 and December 31, 2000, respectively.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and"GECS." September data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		GECS
(Dollars in millions)	2001	2000	2001	2000	2001	2000

Cash flows – operating activities
Net earnings	$9,751	$9,150	$9,751	$9,150	$4,010	$3,965
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of changes in
accounting principle	444	–	444	–	169	–
Depreciation and amortization of
property, plant and equipment	3,966	3,771	1,452	1,365	2,514	2,406
Amortization of goodwill
and other intangibles	1,305	1,913	429	366	876	1,547
Earnings retained by GECS	–	–	(2,719)	(2,573)	–	–
Deferred income taxes	674	493	267	469	407	24
Increase in GE current receivables	(292)	(698)	(245)	(656)	–	–
Decrease (increase) in inventories	(454)	(962)	(828)	(529)	374	(433)
Increase (decrease) in accounts payable	2,161	2,242	25	(38)	2,573	2,581
Increase (decrease) in insurance
liabilities, reserves and annuity benefits	8,563	(1,892)	–	–	8,563	(1,892)
Provision for losses on financing receivables	1,546	1,405	–	–	1,546	1,405
All other operating activities	(3,994)	(4,161)	3,154	2,389	(6,867)	(6,598)

Cash from operating activities	23,670	11,261	11,730	9,943	14,165	3,005

Cash flows – investing activities
Additions to property, plant and
equipment (including
equipment leased to others)	(11,612)	(9,539)	(2,107)	(1,865)	(9,505)	(7,674)
Net increase in GECS financing receivables	(3,979)	(8,427)	–	–	(3,979)	(8,427)
Payments for principal businesses purchased	(6,829)	(1,085)	(729)	(682)	(6,100)	(403)
All other investing activities	991	(4,754)	908	56	(760)	(4,935)

Cash used for investing activities	(21,429)	(23,805)	(1,928)	(2,491)	(20,344)	(21,439)

Cash flows – financing activities
Net change in borrowings
(maturities 90 days or less)	(3,299)	3,650	(74)	(941)	(119)	6,819
Newly issued debt (maturities
longer than 90 days)	19,057	27,655	679	546	18,385	27,061
Repayments and other reductions (maturities
longer than 90 days)	(11,022)	(27,426)	(643)	(727)	(10,379)	(26,699)
Net dispositions (purchases) of GE shares	(1,795)	93	(1,795)	93	–	–
Dividends paid to share owners	(4,768)	(4,046)	(4,768)	(4,046)	(1,460)	(1,392)
Cash received upon assumption of Toho
Mutual Life Insurance Company
insurance liabilities	–	13,177	–	–	–	13,177
All other financing activities	225	(331)	–	–	625	(331)

Cash from (used for) financing activities	(1,602)	12,772	(6,601)	(5,075)	7,052	18,635

Increase in cash and equivalents	639	228	3,201	2,377	873	201
Cash and equivalents at beginning of year	8,195	8,554	7,210	2,000	6,052	6,931

Cash and equivalents at September 30	$8,834	$8,782	$10,411	$4,377	$6,925	$7,132

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Third quarter ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(Dollars in millions)	2001	2000	2001	2000

Revenues
GE
Aircraft Engines	$2,851	$2,580	$8,644	$7,770
Appliances	1,535	1,495	4,252	4,451
Industrial Products and Systems	2,776	2,716	8,605	8,443
Materials	1,681	2,038	5,471	6,021
NBC	1,050	1,895	4,232	5,244
Power Systems	5,038	3,521	14,440	10,469
Technical Products and Services	2,106	1,902	6,252	5,556
Eliminations	(856)	(529)	(2,072)	(1,567)

Total GE segment revenues	16,181	15,618	49,824	46,387
Corporate items	254	93	358	346
GECS net earnings (a)	1,301	1,478	4,179	3,965

Total GE revenues	17,736	17,189	54,361	50,698
GECS segment revenues	13,298	16,444	42,420	48,595
Eliminations (b)	(1,566)	(1,619)	(4,843)	(4,421)

Consolidated revenues	$29,468	$32,014	$91,938	$94,872

Segment profit
GE
Aircraft Engines	$674	$614	$1,939	$1,781
Appliances	158	159	455	503
Industrial Products and Systems	437	472	1,362	1,548
Materials	374	512	1,311	1,509
NBC	255	292	1,142	1,321
Power Systems	1,301	670	3,479	1,875
Technical Products and Services	427	439	1,350	1,192

Total GE operating profit	3,626	3,158	11,038	9,729
GECS net earnings (a)	1,301	1,478	4,179	3,965

Total segment profit	4,927	4,636	15,217	13,694
GE interest and other financial charges	(244)	(147)	(614)	(659)
GE provision for income taxes	(912)	(808)	(3,132)	(2,790)
Corporate items and eliminations	(490)	(501)	(1,276)	(1,095)

Consolidated earnings before cumulative
effect of changes in accounting principle	3,281	3,180	10,195	9,150
Cumulative effect of changes in accounting principle	–	–	(444)	–

Net earnings	$3,281	$3,180	$9,751	$9,150

(a) Before cumulative effect of changes in accounting principle. (b) Principally the elimination of GECS net earnings. See notes to condensed consolidated financial statements.

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

     4. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million, net of income taxes of $64 million. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

     5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

	Third quarter ended
(Dollars in millions)	9/30/01	9/30/00

Net earnings	$3,281	$3,180
Currency translation adjustments – net	141	(509)
Investment securities	268	434
Derivatives qualifying as hedges	(462)	–

Total	$3,228	$3,105

	Nine months ended
	9/30/01	9/30/00

Net earnings	$9,751	$9,150
Currency translation adjustments – net	114	(1,058)
Investment securities	339	(482)
Derivatives qualifying as hedges	(675)	–
Cumulative effect on equity of adopting FAS 133	(827)	–

Total	$8,702	$7,610

      6. Inventories consisted of the following:

	At
(Dollars in millions)	9/30/01	12/31/00

GE
Raw materials and work in process	$4,776	$4,134
Finished goods	3,937	3,614
Unbilled shipments	226	243
Revaluation to LIFO	(791)	(845)

	8,148	7,146

GECS
Finished goods	292	666

Total	$8,440	$7,812

     7. Property, plant and equipment (including equipment leased to others) consisted of the following:

	At
(Dollars in millions)	9/30/01	12/31/00

Original cost
GE	$31,638	$30,189
GECS	41,003	37,801

Total	72,641	67,990

Accumulated depreciation and amortization
GE	18,995	17,990
GECS	11,511	9,985

Total	30,506	27,975

Property, plant and equipment – net
GE	12,643	12,199
GECS	29,492	27,816

Total	$42,135	$40,015

     8. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Third quarter ended
(Dollar amounts and shares in millions; per-share amounts in dollars)	9/30/01		9/30/00
	Diluted	Basic	Diluted	Basic
Consolidated operations
Net earnings available to common share owners	$3,281	$3,281	$3,180	$3,180
Dividend equivalents – net of tax	3	–	3	–

Net earnings available for per-share calculation	$3,284	$3,281	$3,183	$3,180

Average equivalent shares
Shares of GE common stock	9,933	9,933	9,906	9,906
Employee compensation-related shares, including stock options	112	–	162	–

Total average equivalent shares	10,045	9,933	10,068	9,906

Net earnings per share	$0.33	$0.33	$0.32	$0.32

	Nine months ended
	9/30/01		9/30/00
	Diluted	Basic	Diluted	Basic
Consolidated operations
Earnings before cumulative effect of changes in accounting principle	$10,195	$10,195	$9,150	$9,150
Dividend equivalents – net of tax	9	–	8	–

Earnings before accounting changes for per-share calculation	$10,204	$10,195	$9,158	$9,150

Cumulative effect of changes in accounting principle	$(444)	$(444)	$-	$-
Net earnings	$9,751	$9,751	$9,150	$9,150
Dividend equivalents – net of tax	9	–	8	–

Net earnings for per-share calculation	$9,760	$9,751	$9,158	$9,150

Average equivalent shares
Shares of GE common stock	9,935	9,935	9,888	9,888
Employee compensation-related shares, including stock options	125	–	162	–

Total average equivalent shares	10,060	9,935	10,050	9,888

Per share amounts
Earnings before cumulative effect of changes in accounting principle	$1.01	$1.03	$0.91	$0.93
Cumulative effect of changes in accounting principle	(0.04)	(0.05)	–	–

Net earnings	$0.97	$0.98	$0.91	$0.93

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations – Third Quarter of 2001 Compared with Third Quarter of 2000

     General Electric Company earnings per share grew 3% over third quarter 2000 despite previously announced September 11-related insurance losses of $400 million, or 4 cents per share. Without those insurance losses, GE earnings per share would have grown 16 percent. Earnings increased 3% to $3.281 billion from $3.180 billion. Excluding the insurance losses, earnings increased 16% to $3.681 billion.

     Revenues were $29.5 billion, increasing 7% on a comparable basis over third quarter 2000. Reported revenues were down 8%, reflecting the effects of previously reported strategic repositioning activities at GE Capital Services (GECS), the Olympics in third quarter 2000, and a September 11-related reinsurance premium. Ongoing Industrial revenues increased 10% to $16.4 billion, led by GE's long-cycle businesses, which grew 28% to $10.1 billion. Ongoing GECS revenues were up 4%. GE's short-cycle businesses are maintaining order rates comparable to pre-September 11 levels.

     Operating margin was 18.9% of sales, up from last year's comparable 18.4%, as GE businesses continued to execute the Six Sigma quality and digitization initiatives and continued to increase sales of product services. This year's digitization savings totaled $1.2 billion at the end of September, ahead of 2001 plans. Revenues from sales of high-margin product services grew 23% over third quarter 2000 to $4.7 billion, with double-digit growth at all long-cycle businesses.

     Cash generated from GE's operating activities in the first nine months of the year totaled $11.7 billion, up 18% from last year's record $9.9 billion. Following the reopening of the New York Stock Exchange on September 17, GE accelerated its stock repurchase program, and ended the quarter having purchased $832 million of its stock. GE has purchased shares totaling $19.9 billion since its $22 billion repurchase program began in December 1994.

Segment Analysis:

     The comments that follow compare revenues and operating profit by operating segment for the third quarters of 2001 and 2000.

  Aircraft Engines revenues increased 11% over the third quarter of 2000, reflecting higher volume in services (including spare parts), military engines and aeroderivative products. Operating profit was 10% higher as a result of volume growth and productivity. Following the events of September 11, Aircraft Engines' commercial customers slowed their demand for spare parts, and GE management does not expect spare parts volume to return to pre-September 11 levels in the fourth quarter.

  Appliances revenues were 3% higher than last year as volume growth and market share gains more than offset lower selling prices. Operating profit decreased 1% as a result of lower selling prices and increased program spending on new products.

  GE Capital Services third-quarter earnings were $1.301 billion, 12% lower than last year's $1.478 billion due to the September 11-related insurance losses. Eleven of GECS 24 businesses contributed double-digit earnings growth, and without the insurance losses, GECS earnings would have increased 15% to $1.701 billion. The overall improvement in earnings was largely attributable to the effects of continued asset growth, as GECS grew its assets $25 billion to $391 billion, up 7% from $366 billion one year earlier, and benefits from cost reduction actions.

  Industrial Products and Systems revenues were 2% higher than a year ago as a result of volume growth at Transportation Systems which more than offset lower selling prices across the segment. Operating profit decreased by 7%, primarily reflecting the effects of lower selling prices.

  Materials revenues were 18% lower than a year ago, reflecting continued softness in the U.S. automotive, optical media and business equipment markets. Also, lower selling prices offset the revenue contribution of acquisitions. Operating profit was 27% lower as a result of lower volume and selling price decreases which more than offset cost reduction actions and favorable raw material costs.

  NBC reported a 45% decrease in revenues compared with the third quarter of 2000 because of absence of a current-year counterpart to NBC's broadcast of the 2000 Summer Olympic Games, lost revenue related to coverage of the events of September 11 and softness in the advertising market. Operating profit decreased 13% primarily as a result of the events of September 11 and softness in the advertising market, which more than offset savings from cost reduction actions.

  Power Systems revenues increased 43%, as a result of sharply higher volume in gas turbines, growth in product services and higher market selling prices. Operating profit rose 94%, reflecting the combined effects of pricing, volume and productivity.

  Technical Products & Services revenues increased 11% from the third quarter of 2000, as a result of growth at Medical Systems, which reported higher equipment volume, including acquisitions, and continued growth in product services. Operating profit decreased 3% in the third quarter, reflecting the absence of a current-year counterpart to a gain on disposition at Global eXchange Services which more than offset productivity and volume growth at Medical Systems.

B. Results of Operations –  First Nine Months of 2001 Compared With First Nine Months of 2000

     Ongoing net earnings were $10.195 billion in the first nine months of 2001, up 11% from $9.150 billion in the first nine months of 2000, and ongoing earnings per share increased 11% to $1.01 from $0.91. Ongoing earnings exclude the one-time, noncash impact of adopting new accounting rules (discussed in notes 3 and 4 of this 10-Q report). Management indicated that it is comfortable with the First Call analysts' consensus estimate of $1.41 per share for the full year 2001.

     Consolidated revenues for the first nine months of 2001 were $91.9 billion, 3% lower than $94.9 billion reported in the first nine months of 2000. GE's sales of goods and services were 7% higher, led by Power Systems, Medical Systems and Aircraft Engines. The improvement in sales was largely attributable to increases in the volume of goods and services sold, partially offset by the effects of lower selling prices overall.

     Operating margin in the first nine months of 2001 was 19.1% of sales, an improvement over last year's comparable 18.8%. The growth reflects increasing benefits from GE's focus on product services, Six Sigma quality and e-Business initiatives. GE's reported operating margin for the first nine months of 2000 was 18.1%.

Segment Analysis:

     The following comments compare revenues and operating profit by industry segment for the first nine months of 2001 with the same period of 2000.

  Aircraft Engines revenues increased 11% over the first nine months of 2000, reflecting higher volume in services, commercial engines and aeroderivative products. Operating profit was 9% higher as a result of volume growth and productivity which more than offset higher costs.

  Appliances revenues were 4% lower than last year as the combination of continued price erosion and lower industry volume more than offset market share gains. Operating profit decreased 10% as a result of lower selling prices and increased program spending on new products.

  GE Capital Services ongoing earnings for the first nine months of 2001 rose to $4.179 billion, up 5% from last year's $3.965 billion, reflecting double-digit increases in Consumer Services and Equipment Management activities, which more than offset September 11-related insurance losses. The overall improvement in earnings was largely attributable to the effects of continued asset growth, as GECS grew its assets $25 billion to $391 billion, up 7% from $366 billion one year earlier, and benefits from cost reduction actions.

  Industrial Products and Systems revenues were 2% higher than a year ago, as volume increases at Transportation Systems and Industrial Systems offset lower selling prices across the segment. Operating profit decreased 12% as a result of the decline in selling prices and cost inflation which more than offset productivity.

  Materials revenues were 9% below the first nine months of 2000, reflecting continued softness in the U.S. automotive, optical media and business equipment markets which offset the revenue contribution of acquired companies. Operating profit was 13% lower, primarily as a result of lower volume.

  NBC reported a 19% decrease in revenues compared with the first nine months of 2000, primarily reflecting the absence of a current-year counterpart to NBC's broadcast of the 2000 Summer Olympic Games as well as lost revenue related to coverage of the events of September 11 and a one-time charge related to the shut-down of the XFL. Operating profit decreased 14% reflecting advertising market conditions, the September 11-related effects, and the XFL charge, which more than offset savings from cost reduction actions.

  Power Systems revenues increased 38%, reflecting sharply higher volume in gas turbines, continued growth in product services and higher market selling prices. Operating profit increased 86%, reflecting the combined effects of pricing, volume and productivity.

  Technical Products & Services revenues increased 13% over the first nine months of 2000, principally as a result of higher volume at Medical Systems, including the revenue contribution of acquisitions. Operating profit grew 13% reflecting the growth at Medical Systems as well as a gain on disposition of a joint venture at Global eXchange Services.

C. Financial Condition

     With respect to the Condensed Statement of Financial Position, consolidated assets of $460.1 billion at September 30, 2001, were $23.1 billion higher than at December 31, 2000.

     GE assets were $105.8 billion at September 30, 2001, an increase of $9.1 billion from December 31, 2000. The increase was primarily attributable to increases in cash ($3.2 billion), earnings retained by GECS ($2.6 billion) and all other assets ($1.7 billion). The change in all other assets resulted primarily from an increase in the prepaid pension asset.

     GECS assets increased by $20.0 billion from the end of 2000. Investment securities increased $6.6 billion to $96.9 billion at the end of the third quarter, primarily reflecting investment of premiums received. Financing receivables, net of the allowance for losses, aggregated $149.7 billion at September 30, 2001, an increase of $6.4 billion. The increase resulted principally from increased originations and acquisition growth, partially offset by the effects of securitizations and the continued run-off of the liquidating Auto Financial Services portfolio. GECS' allowance for losses of $4.1 billion at September 30, 2001, reflects management's best estimate of probable losses inherent in the portfolio. In addition, insurance receivables increased $2.9 billion to $26.7 billion at September 29, 2001. The increase primarily reflects increased reinsurance receivables of $3.3 billion related to the events of September 11th.

     Consolidated liabilities of $401.6 billion at September 30, 2001, were $20.0 billion higher than the year-end 2000 balance of $381.6 billion.

     GE liabilities increased $6.0 billion to $51.3 billion. Total borrowings were $1.7 billion ($0.9 billion short term and $0.8 billion long term) at September 30, 2001, about the same as at December 31, 2000. The ratio of debt to total capital for GE at the end of the third quarter was 3.1% compared with 3.3% at the end of last year and 3.9% at September 30, 2000.

     GECS liabilities increased by $17.8 billion reflecting an increase in short-term borrowings of $9.6 billion and a decrease in long-term borrowings of $1.1 billion from year-end 2000. Insurance reserves increased $5.3 billion to $111.4 billion, at the end of September 2001, primarily reflecting increased reserves of $3.3 billion related to the events of September 11th and growth in guaranteed investment contracts and deferred annuities. In addition, other liabilities increased $2.4 billion primarily reflecting the recognition of all derivatives at fair value. Other changes in GECS liabilities comprised numerous, relatively small items.

     With respect to cash flows, consolidated cash and equivalents were $8.8 billion at September 30, 2001, an increase of $0.6 billion during the first nine months of 2001. Cash and equivalents were $8.8 billion at September 30, 2000, an increase of $0.2 billion since the beginning of the year.

     GE cash and equivalents increased $3.2 billion during the first nine months of 2001 to $10.4 billion at September 30, 2001. Cash provided from 2001 operating activities was $11.7 billion, an increase of 18% over the last year's record $9.9 billion reported for the first nine months of 2000, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities ($1.9 billion) principally represented investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities ($6.6 billion) included $2.3 billion for repurchases of common stock under the share repurchase program and $4.8 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first nine months of last year.

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

     GECS cash and equivalents increased by $0.9 billion during the first nine months of 2001 to $6.9 billion. Cash provided from operating activities was $14.2 billion during the first nine months of 2001, compared with $3.0 billion during the first nine months of 2000. The increase in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions in 2000 associated with the Toho acquisition. Cash from financing activities totaled $7.1 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($20.3 billion), a majority of which was attributable to increases in investments in securities, business acquisitions and financing receivables.

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

Noncash Earnings Considerations in 2002

     Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. All business combinations initiated after June 30, 2001, must be accounted for by the purchase method. Goodwill in acquisitions completed after that date will not be amortized, but will be charged to operations when specified tests indicate that the goodwill is impaired, that is, when the goodwill's fair value is lower than its carrying value. Certain intangible assets will be recognized separately from goodwill, and will be amortized over their useful lives. As of January 1, 2002, all goodwill must be tested for impairment and a transition adjustment recognized at that time. Goodwill amortization will also cease at that date, and, thereafter, all goodwill will be tested at least annually for impairment. If these rules had applied to goodwill for 2001, management believes that full year 2001 net earnings would have increased by approximately $1.1 billion ($0.11 per share). Management has not yet determined the extent of impaired goodwill, if any, that will be recognized as of January 1, 2002.

     Management believes that there will be a lower noncash employee benefit cost reduction related to pensions in 2002. In order to determine annual pension costs, management must evaluate a number of economic and demographic factors, including expected annual return on assets, discount rate and actuarial experience. Management presently estimates that, compared with 2001, next year's noncash employee benefit cost reduction related to pensions will decrease in the range of $850 to $1,200 million (reducing GE's net earnings by $.05 to $.07 per share after tax). These estimates will not affect the funding status of the GE Pension Plan; management does not anticipate GE's making contributions to that Plan.

Other New Accounting Standards

     SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Management has not yet determined the total likely effects of adopting this Statement on the financial position or results of operations of GE and GECS.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 8 to the condensed consolidated financial statements in this report.
b.	Reports on Form 8-K during the quarter ended September 30, 2001.
No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
November 2 , 2001	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer