Form 10-K405
period 2001-12-31
GENERAL ELECTRIC CO
filed 2002-03-08
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------



(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001     Commission file number 1-35

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______to _______


                            General Electric Company
                      ---------- -------------------------
               (Exact name of registrant as specified in charter)


           New York                                     14-0689340
-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  3135 Easton Turnpike, Fairfield, CT          06431-0001         203/373-2211
  -----------------------------------          ----------         ------------
(Address of principal executive offices)       (Zip Code)        (Telephone No.)


Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
--------------------                              ------------------------------

Common stock, par value $0.06 per share           New York Stock Exchange
                                                  Boston Stock Exchange

         There were 9,935,629,691 shares of voting common stock with a par value of $0.06 outstanding at March 3, 2002. These shares, which constitute all of the outstanding common equity of the registrant, had an aggregate market value on March 4, 2002, of $396.1 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                            ---

DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 24, 2002, is incorporated by reference in Part III to the extent described therein.

                                TABLE OF CONTENTS



                                                                                                 PAGE

PART I
Item 1     Business ...........................................................................    3
Item 2     Properties .........................................................................   20
Item 3     Legal Proceedings ..................................................................   20
Item 4     Submission of Matters to a Vote of Security Holders ................................   22

PART II

Item 5     Market for the Registrant's Common Equity and Related Stockholder Matters ..........   22
Item 6     Selected Financial Data ............................................................   22
Item 7     Management's Discussion and Analysis of Results of Operations ......................   23
Item 7A    Quantitative and Qualitative Disclosures About Market Risk .........................   23
Item 8     Financial Statements and Supplementary Data ........................................   23
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   23

PART III

Item 10    Directors and Executive Officers of the Registrant .................................   23
Item 11    Executive Compensation .............................................................   24
Item 12    Security Ownership of Certain Beneficial Owners and Management .....................   24
Item 13    Certain Relationships and Related Transactions .....................................   24

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................   24
           Signatures .........................................................................   28


                                     PART I


ITEM 1. BUSINESS



GENERAL


         Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital Services" are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 67 of the 2001 Annual Report to Share Owners of General Electric Company. The financial section of such Annual Report to Share Owners (pages 41 through 92 of that document) is set forth in
Part IV Item 14(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2001 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.


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


         GE's services include product services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and computer-related information services. Through its affiliate, the National Broadcasting Company, Inc., GE delivers network television services, operates television stations, and provides cable, Internet and multimedia programming and distribution services. Through another affiliate, General Electric Capital Services, Inc., GE offers a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, and specialty insurance and reinsurance.


         In virtually all of its global business activities, GE encounters aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, management believes that, in general, GE is one of the leading firms in most of the major industries in which it participates. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with two relatively new commercial broadcast networks, syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

         This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.


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


OPERATING SEGMENTS


         Revenue and segment profit information about the Company's operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is presented on page 51 of the 2001 Annual Report to Share Owners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 50-57 of that Report and in note 27 (pages 86 and 87) to the consolidated financial statements.


         Operating businesses that are reported as segments under SFAS No. 131 include Aircraft Engines, Appliances, GECS, NBC and Power Systems. The remaining key businesses do not meet the definition of a reportable segment and have been aggregated into three operating segments based on common characteristics of their activities (Industrial Products and Systems, Materials, and Technical Products and Services). For the GECS segment, revenues and net earnings are presented and analyzed on pages 53-57 of the 2001 Annual Report to Share Owners by the five major operating activities in which it conducts its business (consumer services, equipment management, mid-market financing, specialized financing and specialty insurance). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between GE and GECS segments to arrive at total consolidated data. A summary description of each of the Company's operating segments follows.


AIRCRAFT ENGINES


         Aircraft Engines (9.0%, 8.3% and 9.6% of consolidated revenues in 2001, 2000 and 1999, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56, produced by CFMI, a company jointly owned by GE and Snecma of France, and GE's CF6 engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56 engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600X/-700/-800/-900 series, and the 737 business jet; Airbus Industrie's A318, A319, A320, A321 and A340-300 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747, 767, DC-10 and MD-11 series, as well as Airbus Industrie's A300, A310 and A330 series. The GE90 engine is used to power Boeing's 777 series twin-engine aircraft. The GP7000, being designed and marketed in a joint venture with the Pratt & Whitney division of United Technologies Corporation, is offered on Airbus Industrie's A380. The business produces jet engines, such as the CF34, for executive aircraft and regional commuter aircraft. The business also manufactures aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources, the latter of which are reported as part of the Power Systems segment.

Maintenance, overhaul and component repair (MRO) services, including sales of replacement parts, are provided for many models of engines, including engines manufactured by competitors, and represents a significant portion of this segment's margins.


         The worldwide competition in aircraft jet engines and MRO (including parts sales) is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are important in this segment. Focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies are also important. Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of applicable airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although cycles for military and commercial engine procurement are different. Procurements of military jet engines are affected by changes in global political and economic factors.


         In line with industry practice, airframe manufacturers support their sales of commercial jet aircraft from time to time with long-term financing commitments to customers, and engine manufacturers are often asked to participate in such financings. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued guarantees amounting to $1.2 billion at year-end 2001, and had entered into commitments totaling $1.5 billion to provide financial assistance on future aircraft engine sales. Net of reserves, the estimated fair values of the aircraft securing these guarantees exceeded the related guaranteed amounts at December 31, 2001. See page 50 of the 2001 Annual Report to Share Owners for information about Aircraft Engines orders and backlog.


APPLIANCES


         Appliances (4.6%, 4.5% and 5.1% of consolidated revenues in 2001, 2000 and 1999, respectively) manufactures and/or markets a single class of product - major appliances - that includes refrigerators, electric and gas cooking products, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under GE, Hotpoint, Monogram, and Profile brands as well as under private brands for retailers and others. GE microwave ovens, gas and electric ranges, room air conditioners, water-softening and filtering products, freezers and some refrigerators are sourced from suppliers while investment in Company-owned facilities is focused on refrigerators, dishwashers, electric ranges and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are effected through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. product services network that provides repair services, extended service plans, warranty administration and risk management services.


         Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is the degree of product differentiation achieved through innovation and new product features. GE Appliances continued to use its Six Sigma new product introduction process to bring new and differentiated products to the consumer. 2001 marked the introduction of GE Appliances' highly successful Arctica(TM) refrigerator. Industry exclusive features - speed and an advanced temperature management system, resulted in the POPULAR SCIENCE Grand Award for Home Technology and a

GOOD HOUSEKEEPING Good Buy Award. Appliances also introduced the Triton XL(TM) dishwasher, with industry claims of "Highest performance dishwasher you can buy" and "America's most energy efficient dishwashers", as well as the Advantium 120(TM) which expands the business' speedcooking oven line. GE Appliances is actively seeking patent protection to preserve the exclusivity of its product innovations with a focus on those innovations that are important to the consumer. Quality is also a key element to success in the appliance market. The Six Sigma quality initiative continues to enable the business to improve the quality of products to record levels, reduce waste and provide better product services. Other significant factors include product cost, brand recognition, customer responsiveness and appliance service capability.


         GE Appliances continued to grow e-commerce revenues in 2001, selling approximately $3.4 billion of appliances electronically and more than $1.3 billion using its state-of-the-art CustomerNet website. The business has also used web-based technology to improve efficiency in its procurement process, purchasing more than $3.5 billion through its SupplierNet web site.


INDUSTRIAL PRODUCTS AND SYSTEMS


         Industrial Products and Systems (9.3%, 9.0% and 10.2% of consolidated revenues in 2001, 2000, and 1999, respectively) encompasses the following businesses: Lighting, Transportation Systems, Industrial Systems, and GE Supply. Products and services provided by each of the businesses in this segment are sold primarily to industrial customers, including original equipment manufacturers, industrial end users, utilities, electrical contractors, as well as to distributors. These businesses compete against a variety of both U.S. and non-U.S. manufacturers and service providers. Markets for industrial products and services are diverse, global and highly price competitive. The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity. A description of products and services provided by each of the businesses in this segment follows.


         Lighting includes a wide variety of lamps -- incandescent, fluorescent, HID (high intensity discharge), halogen and specialty -- as well as wiring device products and outdoor lighting fixtures. Customers for lighting products are diverse, ranging from household consumers to commercial and industrial end users and original equipment manufacturers. Markets and customers generally are global. In 2001, the business introduced the Reveal(TM) family of lightbulbs, the largest and most extensive product launch in Lighting's 120 year history. In 1999, the business formed GELcore LLC, a joint venture with Emcore Corporation, focusing on the technology and market development of "white light" LEDs (light-emitting diodes). Additionally, its industrial fixtures business acquired a majority interest in Hadasa, a Spanish company specializing in the manufacture and sale of high-intensity discharge lighting fixtures. Lighting is actively developing intellectual property in the high growth areas such as specialty and HID lamps, LED, organic electroluminescent devices and electronics.


         Transportation Systems is one of the world's leading suppliers to the railroad, transit, and mining industries, providing freight and passenger locomotives, motorized drive systems for mining trucks and drills, diesel engines for marine and stationary markets, electrical propulsion and control systems for rapid transit cars, railway signaling and communications systems, value added services, and information technology solutions. Product services include maintenance and repair of locomotives and communications and logistics systems for locomotive and train control. In 2000, to further enhance product services offerings, the business acquired Harmon Industries, a leading provider of wayside signaling and crossing warning systems as well as microprocessor-based signal and train control systems and services. In 2001, the business acquired locomotive service assets from the Wabtec Corporation - establishing the capability to provide aftermarket products and perform full maintenance services on General Motors EMD locomotives. GE locomotives currently operate in more than 50 countries worldwide. Information about Transportation Systems orders and backlog is provided on page 50 of the 2001 Annual Report to Share Owners.


         Industrial Systems includes electric motors and related products and services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets; power delivery and control products such as circuit breakers, transformers, electricity meters, relays, capacitors and arresters sold for installation in commercial, industrial and residential facilities; electrical and electronic industrial automation products, including drive systems, for metal and paper processing, mining, utilities and marine applications. In 2001, the business expanded its portfolio by acquiring Sensing Solutions group of Spirent plc, a manufacturer of products and subsystems for sensing temperature, humidity and pressure in multiple industries, and agreeing to purchase Interlogics, Inc., delivering products with leading- edge security technology. These two acquisitions introduce innovative products and attract new platforms for continued growth. Product services include engineering, management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Other product services include the integration of software with hardware (principally motors, drives and programmable controls) into customized systems solutions for customers in the semiconductor, water treatment, pulp and paper, and petroleum industries. Acquiring the Lentronics line of advanced multiplexer product offerings in 2001 added communication products used primarily for telecommunications and intelligent transport applications energy sectors. In 1999, the business strengthened its position in the equipment market by acquiring the GEC Alstom Low Voltage business in the United Kingdom and the GEC Alstom and AEG-NGEF Ltd. businesses in India. Through a 50-50 joint venture (GE Fanuc Automation Corporation), which has two operating subsidiaries (one in North America and the other in Europe), the business offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls. In 1999, GE Fanuc acquired Total Control Products, Inc., strengthening its position in the emerging market for open control systems. In 2001, it acquired VMIC, a manufacturer of high-performance communications, data acquisition and control products for industrial automation and other uses.


         GE Supply operates a U.S. network of electrical supply houses and, through its affiliates, has operations in Mexico, Brazil and Ireland. GE Supply offers products of GE and other manufacturers to electrical contractors and to industrial, commercial and utility customers.


MATERIALS


         Materials (5.6%, 6.2% and 6.4% of consolidated revenues in 2001, 2000 and 1999, respectively) consists of the Plastics and Specialty Materials businesses.


         Plastics includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts, telecommunications equipment and construction materials. Market opportunities for many of these products are created by substituting resins for other materials, which can provide customers with productivity through improved material performance at lower system costs. These materials are sold to a diverse worldwide customer base, mainly manufacturers. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. During 2000, Plastics opened new compounding plants in Thailand and China to support demand in Asia. Also in 2000, Plastics acquired both the Cadillac Plastic Group and Commercial Plastics & Supply Company, global distributors of plastic sheet, rod, tube, film and shapes. During 2001, the business expanded its polycarbonate resins plants in Cartagena, Spain and Burkville, Alabama and announced plans to acquire LNP Engineering Plastics. LNP is a global manufacturer of high-performance, high-value compounded thermoplastics for a variety of applications.


         The materials business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, as well as other functionally equivalent, materials. The business is cyclical and is subject to variations in price and in the availability of raw materials, such as cumene, benzene and methanol. Availability of manufacturing capacity from the business or its competitors and anticipation of new product or material performance requirements are key factors affecting competition. Application development and associated technology assistance create incremental market demand. In addition, product and manufacturing process patents establish barriers to entry in many product lines.


         Specialty Materials was formed in June 2001 and operates from 24 locations in 11 countries. With a broad product offering, GESM serves diverse industries, including automotive, cosmetics, semiconductors, oil drilling and telecommunications. The business manufactures and sells high performance specialty materials including silicones, polymer additives, high purity quartzware and industrial grade and gem quality diamonds. These products are used by compounders, molders and major original equipment manufacturers in a variety of applications, including fabrication of automotive parts, medical parts, electronics equipment, semi-conductor equipment and construction tools. Market opportunities for many of these products are created by substituting specialty materials for other materials, providing customers with productivity through improved material performance at lower system costs. These materials are sold to a diverse worldwide customer base, mainly manufacturers with smaller portfolios of consumer products. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. Early in 2002, Specialty Materials signed a definitive agreement to acquire BetzDearborn, a global water treatment service company.


         The specialty materials business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, as well as other functionally equivalent, materials.


NBC


         NBC (4.6%, 5.2% and 5.2% of consolidated revenues in 2001, 2000 and 1999, respectively) is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of four cable/satellite networks around the world, and investment and programming activities in multimedia, the Internet and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 220 affiliated stations within the United States. At December 31, 2001, NBC owned and/or operated 13 VHF and UHF television stations located in Birmingham, AL;

Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; Columbus, OH; New York, NY; Raleigh-Durham, NC; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through CNBC, MSNBC, CNBC Europe, and CNBC Asia; equity investments in Arts and Entertainment, The History Channel, ValueVision, Inc., Rainbow Media Holdings, Inc. and Rainbow Media Group; and a non-voting interest in Paxson Communications Corporation. In 2001, NBC Internet, Inc. (NBCi) became a wholly-owned subsidiary of NBC by merger, and was thereafter dissolved and its remaining assets and liabilities distributed to NBC in a final liquidation distribution. NBCi was formed in 1999 by combining certain of NBC's Internet assets with businesses of Xoom.com, a community services Internet site, and Snap.com. NBC's strategic alliance with Dow Jones merged the European and Asian business news services of Dow Jones with those of CNBC to form CNBC Europe and CNBC Asia, and in addition permits NBC to use Dow Jones editorial resources in the United States. In October 2001, NBC announced plans to acquire Spanish language broadcaster, Telemundo. NBC has entered into long-term arrangements with Triple Crown Productions and the National Association For Stock Car Auto Racing (NASCAR) that give NBC exclusive American broadcast rights to the Kentucky Derby, the Preakness Stakes and the Belmont Stakes beginning in 2001 through 2005 and, in conjunction with Turner Broadcasting System, Inc., to the exclusive television rights to 20 NASCAR races per network per year beginning in 2001 through 2006. The business has entered into a long-term arrangement with the United States Golf Association (USGA) that gives NBC exclusive national over-the-air broadcast rights to the USGA's major golf championships through the year 2005. The business also has the exclusive national over-the-air broadcast rights to the National Basketball Association (NBA) games through the 2002 season. NBC also has secured United States television rights to the 2002, 2004, 2006 and 2008 Olympic Games.


POWER SYSTEMS

         Power Systems (16.1%, 11.4% and 9.0% of consolidated revenues in 2001, 2000, and 1999, respectively) serves utility, industrial and governmental customers worldwide with electricity generating products, services and energy management systems. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. In 2001, the business made several acquisitions including the A-C Compressor Group from Dover Corporation and the Tensor and Advanced Composites operations from Honeywell. The A-C Compressor Group serves the power generation and oil and gas industries worldwide. The business acquired several key European businesses in 2000, including the hydro power generation and gas turbine divisions of Kvaerner, Smallworld energy management solutions and Thermodyn's centrifugal compressor and steam turbine operations. These acquisitions continue to improve the ability of the business to serve its global customers. In 1999, the business acquired the heavy-duty gas turbine division at Alstom with manufacturing facilities in France and Germany. Power Systems also packages aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Aircraft Engines segment. Centrifugal compressors are sold for application in gas reinjection, pipeline services and such process applications as refineries and ammonia plants. Steam turbine-generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. There have been no nuclear power plant orders in the United States since the mid-1970's. However, the business is currently participating in the construction of nuclear power plants in Taiwan. The business continues to invest in advanced technology development and to focus its resources in refueling and servicing its installed boiling-water reactors. The business continues to invest in intellectual property in order to further advance and protect its proprietary technological knowledge related to its electricity generating products and services.


         Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is global and as a result is sensitive to the economic and political environment of each country in which the business participates. In the United States, demand for power generation equipment is sensitive to regional load growth requirements and demand side management. Internationally, the influence of available fuels and related prices has a large impact on demand. For information about orders and backlog, see page 52 of the 2001 Annual Report to Share Owners.


TECHNICAL PRODUCTS AND SERVICES


         Technical Products and Services (7.2%, 6.1% and 6.1% of consolidated revenues in 2001, 2000, and 1999, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and Information Services.


         Medical Systems includes magnetic resonance (MR) scanners, computed tomography (CT) scanners, Positron Emission Tomography (PET) scanners, x-ray, patient monitoring, diagnostic cardiology, nuclear imaging, ultrasound, bone densitometry and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. Product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. GE Medical Systems has a significant operating presence in Europe and Asia, including the operations of its affiliates, GE Medical Systems S.A. (France), GE Yokogawa Medical Systems (Japan) and WIPRO GE Medical Systems (India). In 2001, GE Medical Systems accelerated growth with several strategic acquisitions including Imatron, Inc. a leading developer of Electron Beam Tomography (EBT) scanners. GE Medical Systems also strengthened geographic and product positions in its Global Ultrasound business by acquiring Kretztechnik AG, an Austrian company, and EchoTech 3D Imaging Systems, based in Germany. GE Medical Systems INFORMATION TECHNOLOGIES expanded its products offerings by acquiring ProAct Medical and Data Critical, the latter a leading innovator of wireless communication technologies for health care customers. In 2001, GE Medical Systems enhanced its position in functional and molecular imaging by entering into numerous strategic agreements with companies such as GlaxoSmithKline and Amersham Health. The functional imaging business also acquired Coincidence Technologies SA, a leading developer of PET synthesis and handling units based in France. In 2000, the business entered the Bone Mineral Densitometry market through the acquisition of Lunar, a leading player in the segment, and also made a number of acquisitions to strengthen geographic and product positions in diagnostic cardiology and patient monitoring devices, including: NEC, Prucka, and Critikon. Other acquisitions in 2000 included Sopha Medical Vision, a France based global nuclear medicine company; Parallel Design, a leader in ultrasound imaging transducers; SEC, a provider of leading-technology clinical information systems; and MECON, a leader in healthcare data mining. Acquisitions in 1999 included OEC Medical Systems, a leader in mobile and surgical x-ray systems, and Applicare, a leading supplier of web-based archiving and imaging services. In 1998, the business completed three strategic acquisitions: Marquette Medical Systems, a global leader in diagnostic cardiology and patient monitoring devices, Diasonics Vingmed Ultrasound, a leading maker of cardiac ultrasound systems, and Elscint Ltd., which enhances Medical Systems' position in the nuclear imaging and magnetic resonance imaging segments. See page 53 of the 2001 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems.

         GE Global eXchange Services (GXS) operates one of the largest business-to-business e-commerce networks in the world. GXS provides an extensive range of software and services to optimize and digitize customer supply chain management. From Integration Solutions, which enable information sharing across internal applications and between business partners, to Interchange Solutions, which provide electronic machine-to-machine communications across trading communities and finally Marketplace Solutions, with internet-based offerings for cost effective public and private exchanges, GXS provides tools to add value and lower costs for global B2B e-commerce.


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


GECS


         GE Capital Services (46.3%, 51.0% and 49.9% of consolidated revenues in 2001, 2000, and 1999, respectively) consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital") and GE Global Insurance Holding Corporation ("GE Global Insurance Holdings").


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


         GECS businesses are generally affected by general business and economic conditions in countries in which GECS conducts business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on GECS operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services offered by GECS may actually increase. Interest rates, another macro-economic factor, are important to GECS businesses. In the lending and leasing businesses, higher real interest rates increase GECS cost to borrow funds, but also provide higher levels of return on new investments. For GECS operations that are less directly linked to interest rates, such as the insurance operations, rate changes generally affect returns on investment portfolios. Further information about business and financial risks affecting GECS can be found in its Annual Report on Form 10-K.

         On March 28, 1991, GE entered into an agreement to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement can only be terminated by written notice and termination is not effective until the third anniversary of the date of such notice. GE Capital's ratios of earnings to fixed charges for the years 2001, 2000 and 1999, respectively, were 1.72, 1.52 and 1.60, substantially above the level at which payments would be required. Under a separate agreement, GE has committed to make a capital contribution to GE Capital in the event certain GE Capital preferred stock is redeemed and caused the GE Capital debt-to-equity ratio, excluding from equity all net unrealized gains and losses on investment securities, to exceed 8 to 1.


         GECS businesses are categorized for management purposes into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance. Very few of the products financed by GECS are manufactured by GE. A description of the principal businesses included in each of GECS operating activities follows.


CONSUMER SERVICES


         GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, payment protection insurance and income protection packages, primarily in North America, Europe and Asia. These products help consumers invest, protect and retire and are sold through a family of regulated insurance and annuity affiliates. GEFA's principal product lines in North America and Asia are annuities (deferred and immediate, fixed and variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts including funding agreements, long-term care insurance, accident and health insurance, personal lines of automobile insurance and consumer club memberships. GEFA's principal product lines and services in Europe are payment protection insurance (designed to protect customers' loan repayment obligations), personal investment products, and travel and personal accident insurance, as well as management of uninsured loss claims on behalf of victims of traffic accidents. GEFA's product distribution in North America, Europe and Asia is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage firms), dedicated sales forces and financial advisors, worksites, and direct and affinity based marketing (through Internet, telemarketing, and direct mail).


         GE Capital Auto Financial Services ("AFS") provided financial services in North America to automobile dealers, manufacturers, banks, financing companies and the consumer customers of those entities, both through traditional channels and through the Internet. In the United States, AFS was a leading independent provider of leases for new and used motor vehicles and of non-prime financing products. In addition, AFS offered inventory financing programs, off-lease vehicle sales, productivity enhancing Internet solutions, and direct loans to the industry. On November 29, 2000, AFS announced its decision to discontinue originating new lease, loan and commercial transactions effective December 1, 2000. Since that date, AFS operations have consisted of servicing their existing portfolios and re-marketing off-lease vehicles.

       GE Card Services ("CS") is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers. CS offers customized private-label credit card solutions designed to attract and retain customers for retailers such as JCPenney, ExxonMobil, Wal-Mart, The Home Depot, Sam's Club, Macy's and Lowe's. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory financed and retailers are obliged to maintain insurance coverage for the merchandise financed. Additionally, CS issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs, and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.


       GE Capital Global Consumer Finance ("GCF") is a leading provider of credit and insurance products and services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia and, to a lesser extent, Central and South America, including Tesco, The Home Depot, Metro, and Wal-Mart, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, auto loans and finance leases, mortgages, debt consolidation, bankcards and the distribution of credit insurance. GCF provides financing to consumers through operations in Argentina, Australia, Austria, Brazil, the Caribbean, the Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Portugal, Republic of Ireland, Slovakia, Spain, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. In March, May and September 2001, GCF closed transactions increasing a former minority interest in Budapest Bank in Hungary to a 99% majority holding. Budapest Bank is a commercial and retail bank offering a variety of consumer and small business financing products and new services such as electronic banking. In June 2001, GCF acquired igroup Limited, a leading provider of mortgage and debt consolidation products to the UK market, which is based in Watford, England.


       GE Capital Mortgage Services, Inc. ("Mortgage Services") engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. Mortgage Services obtained servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packaged the loans it originated and purchased into mortgage-backed securities which it sold to investors. Mortgage Services also originated and serviced home equity loans. On September 29, 2000, Mortgage Services closed on a transaction with a major mortgage company, which is owned by a major national bank holding company, to subservice Mortgage Services' mortgage servicing portfolio and to acquire Mortgage Services' servicing facility and mortgage origination business. Mortgage Services retains its financial interest in the servicing portfolio and the related assets, which are now being managed by GE Capital Mortgage Insurance (see page 18), and the results of which are now included in Specialty Insurance. As a result of this transaction, Mortgage Services exited the business of originating, purchasing and selling of residential mortgage loans.

EQUIPMENT MANAGEMENT


         GE Capital Aviation Services ("GECAS"), the world's foremost aircraft leasing company, is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial solutions provided to customers include operating leases, sale/leasebacks, aircraft purchasing and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services. GECAS owns approximately 1,000 aircraft and manages approximately 300 on behalf of third parties. In addition, it has planes on order or on option from Boeing, Airbus, Dornier, Embraer and Bombardier. GECAS has over 200 customers in over 60 countries.


          GE Capital Fleet Services ("Fleet") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand and Japan and has approximately 1.2 million cars and trucks under lease and service management. Fleet offers finance and operating leases to several thousand customers. The business via Web applications and other unique channels, delivers productivity solutions that drive commercial vehicle cost savings to company fleets of all sizes. The primary product in North America is a terminal rental adjustment clause lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which Fleet assumes residual risk. In addition to the services directly associated with the lease, Fleet offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, web-based vehicle ordering and reporting, maintenance management programs, accident services, national account purchasing programs, fuel programs, title and licensing services and strategic cost analysis consulting. Fleet's customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.


         GE Capital Information Technology Solutions ("IT Solutions") is a provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in 13 countries. During 2001, IT Solutions exited, including through sales of portions of business units, its operations in France and the United Kingdom.


         In April 1999, Transport International Pool and GE Capital Modular Space were consolidated to generate cost savings and management synergies. This merger has resulted in the elimination of duplicate support functions and the integration of back offices. Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. With more than 40 years of experience in the renting, leasing and selling of trailers, TIP's mission is to provide customers with products and services that help them increase productivity and lower operating costs. TIP's fleet of over 390,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 200 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 35,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers. GE Capital Modular Space ("Modular Space") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The buildings are provided with flexible customized financing, turnkey services and dedicated local sales staff. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. Modular Space products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the Modular Space stock fleet of approximately 120,000 mobile and modular units.

         GE SeaCo SRL ("GE SeaCo") is a joint venture between GE Capital and Sea Containers Ltd., which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers Ltd. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 900,000 twenty foot equivalent units of dry cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines that lease on a long term or master lease basis.


          GE Capital is a limited partner in Penske Truck Leasing Co. L.P. ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States and Canada. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 2001, Penske had a fleet of about 145,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 50,000 additional vehicles. Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support. In February 2001, Penske acquired Rollins Truck Leasing Corporation for approximately $2 billion in cash and assumed debt. Rollins Truck Leasing Corporation was one of the largest national full-service truck leasing and rental companies, with locations in the United States and Canada.


          GE American Communications ("Americom") engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. Americom also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. On November 9, 2001, GECS exchanged the stock of Americom and other related assets and liabilities for a combination of cash and stock in SES Global ("SES"), a leading satellite company. As a result of the transaction, GE Capital now owns 30.7% of the combined operations of both Americom and SES. The investment in the combined entity is now part of the Structured Finance Group.


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

MID-MARKET FINANCING


          GE Capital Commercial Equipment Financing ("CEF") offers large and small companies with a broad line of innovative financial solutions including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing and facilities financing, in such areas as construction equipment, corporate aircraft, medical equipment, trucks and trailers. It also furnishes customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Products are either held for CEF's own account or brokered to third parties. Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease and repossessed equipment and other assets. During 2001, CEF purchased the stock of Franchise Finance Corporation of America and certain assets and liabilities from Mellon Financial Corporation and SAFECO Corporation. The purchase price for these acquisitions amounted to approximately $4.4 billion.


          GE Capital Commercial Finance ("CF") is a leading global provider of innovative financing, primarily revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities, as well as factoring services. Loan transactions range in size from under $10 million to over $200 million. CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and CF has industry specialists in the retail, media and communications, and high technology industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests in equity with buying groups or invests directly on a select basis.


         GE Capital Vendor Financial Services ("VFS") provides financial solutions and services to over 100 equipment manufacturers and more than 4,500 dealers/distributors in North America, Europe and Asia (including Japan), enabling them to offer financing options to their customers. With nearly $20 billion in served assets, VFS helps its partners focus on their core businesses and improve sales by providing flexible financial solutions and services. Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captive partnerships from manufacturers that do (captive partnerships provide sales financing solely for products of a given manufacturer). VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers, including trade payables services. In June 2001, VFS acquired the Manufacturer and Dealer Services business (MDS) of Mellon Leasing for approximately $480 million. MDS provides financial services for office equipment and industrial equipment manufacturers. In September 2001, VFS signed a framework agreement with Xerox to form a Joint Venture, Xerox Capital Services. Through this joint venture, VFS will become the primary financing provider for Xerox customers across the United States.


          GE European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country and pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors to offer leasing programs. For financial reporting purposes, EEF's operating results are allocated to CEF and VFS.

          In October 2001, GECS acquired Heller Financial, Inc. (Heller Financial) for approximately $5.3 billion. At December 31, 2001, GECS has reported Heller Financial as a stand-alone entity within Mid-Market Financing due to the proximity of the acquisition to year-end. During 2002, GECS will report Heller Financial's operations with those businesses with which they were combined, primarily Commercial Finance, VFS and CEF. In addition, one of the strongest Heller Financial/GE Capital synergies was achieved when their healthcare businesses were combined to create a new business to meet the financial needs of the dynamic healthcare industry, called Healthcare Financial Services. Overall, Heller Financial provides financing solutions to middle-market and small business clients including collateralized cash flow and asset based lending, secured real estate financing, debt and lease equipment financing and small businesses financing. Heller Financial originates transactions in the United States through its 62 domestic office locations and internationally through a network of wholly-owned subsidiaries and joint venture commercial finance companies in 22 countries outside the United States. Heller Financial concentrates primarily on senior secured lending, with approximately 90% of consolidated lending assets and investments at December 31, 2001 being made on that basis. Heller Financial's primary clients and customers are entities in the manufacturing and service sectors having annual sales generally in the range of $5 million to $250 million and in the real estate sector having property values generally in the range of $1 million to $40 million.


 SPECIALIZED FINANCING


          GE Capital Real Estate ("Real Estate") provides funds for the acquisition, refinancing and renovation of a wide range of apartment buildings, industrial properties, multi-family housing, retail facilities and offices located throughout the United States, Canada, Mexico, Europe and Asia. Real Estate also provides asset management services to real estate investors and selected services to real estate owners. Real Estate is one of the world's leading providers of capital and services to the global commercial real estate market, providing debt and equity for real estate operators, developers, REITs and opportunity funds to allow them to meet their acquisition, refinancing and renovation needs. Lending is a major portion of Real Estate's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically not less than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages. Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. Real Estate's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. Additionally, Real Estate provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typically such investments range from $2 million to $10 million. Real Estate also offers a variety of asset management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. In addition, Real Estate offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances and roofing).


          GE Capital Structured Finance Group ("SFG") provides innovative financial solutions through equity, debt and structured investments to clients throughout the world. SFG's clients are primarily in the energy, telecommunications, industrial and transportation sectors and range from household names to early stage businesses. SFG combines industry and technical expertise to deliver a full range of sophisticated financial services and products. Services include corporate finance, acquisition finance and project finance (construction and term). Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships. SFG manages an investment portfolio of approximately $17 billion.


          GE Equity purchases equity investments in early-stage, early growth, pre-IPO companies with a primary objective of long-term capital appreciation. GE Equity's portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; GE Equity also participates in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.


SPECIALTY INSURANCE


          GE Global Insurance Holdings, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance Holdings has three principal subsidiaries: Employers Reinsurance Corporation, GE Reinsurance Corporation and Medical Protective Corporation. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.


          FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The in force guaranteed principal, after reinsurance, amounted to approximately $174 billion at December 31, 2001. Approximately 84% of the business written by Financial Guaranty is municipal bond insurance. FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.


          GE Capital Mortgage Insurance ("Mortgage Insurance") helps families become homeowners by smoothing the way for customers to obtain low-down-payment mortgages while protecting lenders and investors against the risks of default. It enables more than a quarter million families per year to obtain low-down-payment mortgages and now has a no-down-payment product as well. Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance in the United States, United Kingdom, Canada and Australia. At December 31, 2001, Mortgage Insurance was the mortgage insurance carrier for over 1.9 million residential homes, with total insurance in force aggregating approximately $184 billion and total risk in force aggregating approximately $80 billion. When a valid claim is received, Mortgage Insurance either pays up to a guaranteed percentage based on the specified coverage, or pays the mortgage and delinquent interest, taking title to the property and arranging for its sale.

ALL OTHER

         All other consists primarily of Montgomery Ward, LLC ("Wards") from August 2, 1999, when GECS acquired control of the retailer upon its emergence from bankruptcy reorganization, to December 28, 2000, when Wards again filed for bankruptcy protection. The retailer is substantially liquidated.


GEOGRAPHIC SEGMENTS, EXPORTS FROM THE U.S. AND TOTAL INTERNATIONAL OPERATIONS


         Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 28 to consolidated financial statements on page 88 of the 2001 Annual Report to Share Owners.


         Additional financial data about GE's exports from the U.S. and total international operations are provided on pages 57-58 of the 2001 Annual Report to Share Owners.


ORDERS BACKLOG


         See pages 50, 52-53 and 64 of the 2001 Annual Report to Share Owners for information about GE's backlog of unfilled orders.


RESEARCH AND DEVELOPMENT


         Total expenditures for research and development were $2,349 million in 2001. Total expenditures had been $2,193 million in 2000 and $2,017 million in 1999. Of these amounts, $1,980 million in 2001 was GE-funded ($1,867 million in 2000 and $1,667 million in 1999); and $369 million in 2001 was funded by customers ($326 million in 2000 and $350 million in 1999), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both GE and customer funds. Medical Systems, Power Systems, Transportation Systems and Plastics made other significant expenditures of GE and customer research and development funds.


         Approximately 9,739 person-years of scientist and engineering effort were devoted to research and development activities in 2001, with about 90% of the time involved primarily in GE-funded activities.


ENVIRONMENTAL MATTERS


         See pages 58 and 82 of GE's 2001 Annual Report to Share Owners for a discussion of environmental matters.


EMPLOYEE RELATIONS


         At year-end 2001, General Electric Company and consolidated affiliates employed 310,000 persons, of whom approximately 158,000 were in the United States. For further information about employees, see page 65 of the 2001 Annual Report to Share Owners.

         Approximately 28,200 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2000, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2003. NBC is party to approximately 100 labor agreements covering about 2,000 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.


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


         Agencies of the U.S. Government constitute GE's largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

                                                   % of Consolidated Revenues               % of GE Revenues
                                                  ----------------------------        ---------------------------
                                                  2001        2000        1999        2001        2000        1999
                                                  ----        ----        ----        ----        ----        ----

Total sales to U.S. Government Agencies             2%          2%          2%          3%          3%          3%
Aircraft Engines defense-related sales              2           1           1           3           2           3



ITEM 2. PROPERTIES


         Manufacturing operations are carried out at approximately 142 manufacturing plants located in 37 states in the United States and Puerto Rico and at 169 manufacturing plants located in 33 other countries.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

         As previously reported, on March 12, 1993, a complaint was filed in United States District Court for the District of Connecticut by ten employees of the Company's former Aerospace business, purportedly on behalf of all GE Aerospace employees whose GE employment status is or was affected by the then planned transfer of GE Aerospace to a new company controlled by the stockholders of Martin Marietta Corporation. The complaint sought to clarify and enforce the plaintiffs' claimed rights to pension benefits in accordance with, and rights to assets then held in, the GE Pension Plan (the "Plan"). The complaint named the Company, the trustees of the GE Pension Trust ("Trust"), and Martin Marietta Corporation and one of its former plan administrators as defendants. The complaint alleged primarily that the Company's planned transfer of certain assets of the Trust to a Martin Marietta pension trust, in connection with the transfer of the Aerospace business, violated the rights of the plaintiffs under the Plan and applicable provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The complaint sought equitable and declaratory relief, including an injunction against transfer of the Plan assets except under circumstances and protections, if any, approved by the court, an order that the Company disgorge all profits allegedly received by it as a result of any such transfer and the making of restitution to the Trust for alleged investment losses resulting from the Company's treatment of Plan assets in connection with the transaction or alternatively the transfer of additional assets from the Trust to a new Martin Marietta pension trust, and an order requiring Martin Marietta to continue to offer transferred employees all accrued pension-related benefits for which they were eligible under the Plan as of the closing date of the transfer of the GE Aerospace business to Martin Marietta. On March 23, 1993, the Company and Martin Marietta Corporation filed motions to dismiss the complaint on the basis that the complaint did not state any claim upon which relief can be granted as a matter of law. On April 2, 1993, the transfer of the Aerospace business occurred, and on June 7, 1993, the court issued an order denying plaintiffs' request for injunctive relief. On September 26, 1996, the District Court granted defendants' motion to dismiss those claims which were based on allegations that the transfer of plan assets was unlawful, and ordered discovery on the remaining claims. On September 28, 1998, the class was certified as to the remaining claims. On March 29, 2000, the District Court dismissed the complaint. Plaintiffs filed an appeal from the District Court's order. On March 2, 2001, the Second Circuit Court of Appeals held in favor of GE on all counts and affirmed the District Court's rulings. On September 6, 2001, plaintiffs filed a petition for certiorari with the Supreme Court. On December 10, 2001, plaintiffs' petition for certiorari was denied.

         As previously reported, the directors serving on the Board in 1991 and certain officers were defendants in a civil suit purportedly brought on behalf of the Company as a shareholder derivative action by Leslie McNeil, Harold Sachs, Arun Shingala and Paul and Harriet Luts (the McNeil action) in New York State Supreme Court on November 19, 1991. The suit alleged the Company was negligent and engaged in fraud in connection with the design and construction of containment systems for nuclear power plants and contended that, as a result, GE had incurred significant financial liabilities and was potentially exposed to additional liabilities from claims brought by the Company's customers. The suit alleged breach of fiduciary duty by the defendants and sought unspecified compensatory damages and other relief. On March 31, 1992, the defendants filed motions to dismiss the suit. On September 28, 1992, the court denied the motions as premature but ruled that they may be renewed after the completion of limited discovery. Defendants moved for reconsideration of that order, and on April 3, 1993, the court granted defendants' motion for reconsideration and directed that discovery be stayed pending the filing of an amended complaint. Plaintiffs filed an amended complaint on March 18, 1994, alleging breach of fiduciary duty, waste and indemnification claims. On June 5, 2000, the court dismissed the amended complaint, and on July 11, 2000, the plaintiffs filed a notice of intent to appeal. In 2001, the plaintiffs' time for filing their appeal expired.

ENVIRONMENTAL

         In January, 2002, the company entered into discussions with the New York State Department of Environmental Conservation regarding potential noncompliance with the state's Clean Water Act at its Waterford, NY facility.

The state alleges spills and discharges in excess of permitted limits as well as reporting violations. The state has stated that it will be seeking a penalty in excess of $250,000.

         For further information regarding environmental matters, see pages 58 and 82 of GE's 2001 Annual Report to Share Owners.

         It is the view of management that the above described proceeding will not have a material effect on the Company's financial position, results of operations, liquidity or competitive position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         With respect to "Stock Exchange Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:


                           COMMON STOCK MARKET PRICE
                           -------------------------
(IN DOLLARS)                                                  DIVIDENDS
                             HIGH            LOW              DECLARED
                             ----            ---              --------

2001
      Fourth quarter        $41.59          $35.88             $.18
      Third quarter          49.59           28.25              .16
      Second quarter         52.90           38.57              .16
      First quarter          47.99           35.98              .16
2000
      Fourth quarter        $59.94          $47.19             $.16
      Third quarter          60.50           49.50              .13 2/3
      Second quarter         55.98           47.69              .13 2/3
      First quarter          54.96           41.67              .13 2/3


The per-share amounts and share data above have been adjusted to reflect the 3-for-1 stock split effective on April 27, 2000. As of December 31, 2001, there were about 634,000 share owner accounts of record.

ITEM 6. SELECTED FINANCIAL DATA

         Reported as data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 65 of the 2001 Annual Report to Share Owners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reported on pages 48-50 and 52-66 (and graphs on pages 48, 49, 52, 53, 56, 57, 61 and 64) of the Annual Report to Share Owners for the fiscal year ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reported on page 60 of the Annual Report to Share Owners for the fiscal year ended December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index under item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Executive Officers of the Registrant (As of March 8, 2002)


                                                                                               Date assumed
                                                                                               Executive Officer
Name                        Position                                                      Age  Position
----                        --------                                                      ---  --------

Jeffrey R. Immelt           Chairman of the Board and Chief Executive Officer             46   January 1997
Philip D. Ameen             Vice President and Comptroller                                53   April 1994
James R. Bunt               Vice President and Treasurer                                  60   January 1993
David L. Calhoun            Senior Vice President, GE Aircraft Engines                    44   June 1995
James P. Campbell           Senior Vice President, GE Appliances                          44   April 2001
William J. Conaty           Senior Vice President, Human Resources                        56   October 1993
Dennis D. Dammerman         Vice Chairman of the Board and Executive Officer              56   March 1984
Scott C. Donnelly           Senior Vice President, Research and Development               40   August 2000
Matthew J. Espe             Senior Vice President, GE Lighting                            43   May 2000
Yoshiaki Fujimori           Senior Vice President, GE Plastics                            50   June 2001
Benjamin W. Heineman, Jr    Senior Vice President, General Counsel and Secretary          58   September 1987
Joseph M. Hogan             Senior Vice President, GE Medical Systems                     44   November 2000
Robert A. Jeffe             Senior Vice President, Business Development                   52   December 2001
John Krenicki, Jr           Vice President, GE Transportation Systems                     39   March 2000
Robert W. Nelson            Vice President, Financial Planning and Analysis               61   September 1991
Gary M. Reiner              Senior Vice President, Chief Information Officer              47   January 1991
John G. Rice                Senior Vice President, GE Power Systems                       45   September 1997
Gary L. Rogers              Vice Chairman of the Board and Executive Officer              57   December 1989
Keith S. Sherin             Senior Vice President, Finance, and Chief Financial Officer   43   January 1999
Lloyd G. Trotter            Senior Vice President, GE Industrial Systems                  56   November 1992
William A. Woodburn         Senior Vice President, GE Specialty Materials                 51   June 2001
Robert C. Wright            Vice Chairman of the Board and Executive Officer              58   July 2000


All Executive Officers are elected by the Board of Directors for an initial term which continues until the first Board meeting following the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years except Robert A. Jeffe. Mr. Jeffe was a managing director of Credit Suisse first Boston prior to joining GE in 2001.


         The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 24, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to "Board of Directors and Committees," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 24, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 24, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to "Certain Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 24, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 2001.




                                                                                          Annual    10-K
                                                                                          Report    Report
                                                                                          Page(s)   Page(s)
                                                                                          -------   -------

Statement of earnings for the years ended December 31, 2001, 2000 and 1999                42        F-2
Consolidated statement of changes in share owners' equity                                 42        F-2
     for the years ended December 31, 2001, 2000 and 1999
Statement of financial position at December 31, 2001 and 2000                             44        F-4
Statement of cash flows for the years ended December 31, 2001, 2000 and 1999              46        F-6
Independent Auditors' Report                                                              92        F-52
Other financial information:
     Notes to consolidated financial statements                                           67-92     F-27 to F-52
     Operating segment information                                                        50-57     F-10 to F-17
                                                                                          86-87     F-46 to F-47
     Geographic segment information                                                       88        F-48
     Operations by quarter (unaudited)                                                    92        F-52


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

                           (a) General Electric Incentive Compensation Plan, as
                  amended effective July 1, 1991. (Incorporated by reference to Exhibit 10(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991.)

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

                           (u) General Electric 2000 Executive Deferred Salary
                  Plan. (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000.)

                           (v) General Electric Supplementary Pension Plan, as
                  amended effective July 1, 2000. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000.)

                           (w) Form of GE Executive Life Insurance Agreement
                  provided to GE officers, as revised September 2000. (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000.)

                           (x) General Electric 2001 Executive Deferred Salary
                  Plan.*

                  (11) Statement re Computation of Per Share Earnings.**

                  (12) Computation of Ratio of Earnings to Fixed Charges.*

                  (21) Subsidiaries of Registrant.*

                  (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-47085, 33-50639, 33-61029, 33-61029-01,
         333-46551, 333-59671 and 333-71778), on Form S-4 (Registration Nos.
         333-01947 and 333-42442) and on Form S-8 (Registration Nos. 2-84145,
         33-35922, 333-01953, 333-96287, 333-42695, 333-74415, 333-83164 and
         333-57734).*

                  (24) Power of Attorney.*

                  (99)(a)Income Maintenance Agreement, dated March 28, 1991, between the registrant and General Electric Capital Corporation. (Incorporated by reference to Exhibit 28(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990.)

                  (99)(b)Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company. (Incorporated by reference to
         Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992.)

                  (99)(c)Letter, dated June 29, 1995, from Dennis D. Dammerman of General Electric Company to Gary C. Wendt of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of share of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to General Electric Capital Corporation's Registration Statement on Form S-3, File No. 33-61257.)

         * Filed electronically herewith.

         ** Information required to be presented in Exhibit 11 is now provided in note 8 to the 2001 Annual Report to Share Owners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE.

         (b) Reports on Form 8-K during the quarter ended December 31, 2001.

             A Form 8-K was filed on October 2, 2001 announcing the termination of the GE and Honeywell merger agreement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2001, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 8th day of March 2002.

                                    General Electric Company

                                    (Registrant)


                                 By /s/ Keith S. Sherin
                                    -------------------------------------
                                    Keith S. Sherin
                                    Senior Vice President, Finance, and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signer                           Title                            Date

/s/ Keith S. Sherin              Principal Financial Officer      March 8, 2002
------------------------------

Keith S. Sherin
Senior Vice President, Finance,
and Chief Financial Officer

/s/ Philip D. Ameen              Principal Accounting Officer     March 8, 2002
------------------------------

Philip D. Ameen
Vice President and Comptroller

Jeffrey R. Immelt*               Chairman of the Board of Directors
                                 (Principal Executive Officer)



James I. Cash, Jr.*                    Director
Silas S. Cathcart*                     Director
Dennis D. Dammerman*                   Director
Paolo Fresco*                          Director
Ann M. Fudge*                          Director
Claudio X. Gonzalez*                   Director
Andrea Jung                            Director
Kenneth G. Langone*                    Director
Rochelle B. Lazarus*                   Director
Scott G. McNealy                       Director
Gertrude G. Michelson*                 Director
Sam Nunn*                              Director
Roger S. Penske*                       Director
Frank H.T. Rhodes                      Director
Gary L. Rogers                         Director
Andrew C. Sigler*                      Director
Douglas A. Warner III*                 Director
Robert C. Wright*                      Director


A majority of the Board of Directors


*By     /s/ Robert E. Healing.
        ----------------------
        Robert E. Healing
        Attorney-in-fact
        March 8, 2002

ANNUAL REPORT PAGE 41


FINANCIAL SECTION

     CONTENTS

     AUDITED FINANCIAL STATEMENTS
42   Earnings
42   Changes in Share Owners' Equity
44   Financial Position
46   Cash Flows
67   Notes to Consolidated
     Financial Statements

     MANAGEMENT'S DISCUSSION
48   Operations
48     Consolidated Operations
50     Segment Operations
57     International Operations
58   Financial Resources and Liquidity
64   Critical Accounting Policies
64   Selected Financial Data

92   INDEPENDENT AUDITORS' REPORT

MANAGEMENT'S DISCUSSION OF FINANCIAL RESPONSIBILITY

Events of 2001 have stressed the world's economy and capital markets. At GE, having well informed, confident investors is a critical management objective. We take full responsibility for this objective, adopting appropriate accounting policies and devoting our full, unyielding commitment to ensuring that those policies are applied properly and consistently. We make every effort to report in a manner that is relevant, complete and understandable. We welcome and evaluate each suggestion from those who use our reports. Management meets its responsibility for this objective in the following ways:

RIGOROUS MANAGEMENT OVERSIGHT. Members of our corporate leadership team review each of our businesses at least six times a year on matters ranging from overall strategy and financial performance to staffing and compliance. Our business leaders constantly monitor real-time financial and operating systems that enable early identification of, and responses to, opportunities and potential issues. Our Board of Directors oversees management's conduct of the business, and our Audit Committee, consisting entirely of outside directors, oversees the Company's internal system of financial controls.

DEDICATION TO CONTROLLERSHIP. We maintain a dynamic system of internal financial controls designed to ensure accurate financial record-keeping, protection of physical and intellectual property and efficient use of resources. We recruit and retain a world-class financial team, including more than 450 internal auditors who conduct thousands of audits each year in every geographic area and every GE business. Senior management and the Audit Committee oversee the scope and results of these reviews. We continuously reinforce key employee responsibilities around the world through our integrity policies, which require compliance with law and policy, including financial integrity and avoiding conflicts of interest. These integrity policies, published in 27 languages, are provided to each of our more than 300,000 global employees. Our internal auditors conduct extensive inquiries into compliance with these policies. Our strong compliance culture requires employees to raise any concerns and prohibits retribution for doing so. We hold all employees, including top management, accountable for compliance with our integrity policies.

VISIBILITY TO INVESTORS. As one of the most widely followed companies in the world, we are keenly aware of the importance of full and open presentation of our financial position and operating results. We hold more than 200 analyst and investor meetings every year and communicate all material information covered in those meetings to the public. Investors have given GE 16 first-place awards in the last five years as reported by INVESTOR RELATIONS magazine. We are in regular contact with representatives of the major rating agencies and our debt continues to receive their highest ratings. We welcome the strong oversight of our financial reporting by our independent audit firm, KPMG LLP, whose representatives have direct access to the Audit Committee. Their report for 2001 appears on page 92.

Great companies are built on the foundation of accurate financial information and compliance with the law. The financial information in this report is an important part of that foundation. We present that information proudly, with the goal that those who use it will understand GE and share our confidence in its future.


/s/ Jeffrey R. Immelt           /s/ Keith S. Sherin
Jeffrey R. Immelt               Keith S. Sherin
Chairman of the Board           Senior Vice President, Finance,
and Chief Executive Officer     and Chief Financial Officer     February 8, 2002

ANNUAL REPORT PAGE 42


STATEMENT OF EARNINGS

                                                                                    General Electric Company
                                                                                   and consolidated affiliates
                                                                              -----------------------------------
For the years ended December 31 (In millions; per-share amounts in dollars)        2001         2000        1999
-----------------------------------------------------------------------------------------------------------------
REVENUES
   Sales of goods                                                             $  52,677    $  54,828    $  47,785
   Sales of services                                                             18,722       18,126       16,283
   Other income (note 2)                                                            234          436          798
   Earnings of GECS before accounting changes                                      --           --           --
   GECS revenues from services (note 3)                                          54,280       56,463       46,764
                                                                               ----------------------------------
     Total revenues                                                             125,913      129,853      111,630
                                                                               ----------------------------------
COSTS AND EXPENSES (note 4)
   Cost of goods sold                                                            35,678       39,312       34,554
   Cost of services sold                                                         13,419       12,511       11,404
   Interest and other financial charges                                          11,062       11,720       10,013
   Insurance losses and policyholder and annuity benefits                        15,062       14,399       11,028
   Provision for losses on financing receivables (note 13)                        2,481        2,045        1,671
   Other costs and expenses                                                      28,162       30,993       27,018
   Minority interest in net earnings of consolidated affiliates                     348          427          365
                                                                               ----------------------------------
     Total costs and expenses                                                   106,212      111,407       96,053
                                                                               ----------------------------------

EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES                              19,701       18,446       15,577
Provision for income taxes (note 7)                                              (5,573)      (5,711)      (4,860)
                                                                               ----------------------------------
EARNINGS BEFORE ACCOUNTING CHANGES                                               14,128       12,735       10,717
Cumulative effect of accounting changes (note 1)                                   (444)        --           --
                                                                               ----------------------------------
NET EARNINGS                                                                  $  13,684    $  12,735    $  10,717
=================================================================================================================
PER-SHARE AMOUNTS (note 8)
   Per-share amounts before accounting changes
     Diluted earnings per share                                               $    1.41    $    1.27    $    1.07
     Basic earnings per share                                                 $    1.42    $    1.29    $    1.09
   Per-share amounts after accounting changes
     Diluted earnings per share                                               $    1.37    $    1.27    $    1.07
     Basic earnings per share                                                 $    1.38    $    1.29    $    1.09
=================================================================================================================
DIVIDENDS DECLARED PER SHARE                                                  $    0.66    $    0.57    $    0.48 2/3
=================================================================================================================


CONSOLIDATED STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

(In millions)                                                     2001       2000       1999
--------------------------------------------------------------------------------------------
CHANGES IN SHARE OWNERS' EQUITY (note 24)
Balance at January 1                                          $ 50,492   $ 42,557   $ 38,880
                                                              ------------------------------
Dividends and other transactions with share owners              (7,529)    (3,044)    (4,632)
                                                              ------------------------------
Changes other than transactions with share owners
   Increase attributable to net earnings                        13,684     12,735     10,717
   Investment securities--net                                     (306)      (552)    (1,776)
   Currency translation adjustments                               (562)    (1,204)      (632)
   Derivatives qualifying as hedges                               (955)      --         --
                                                              ------------------------------
     Total changes other than transactions with share owners    11,861     10,979      8,309
                                                              ------------------------------
Balance at December 31                                        $ 54,824   $ 50,492   $ 42,557
============================================================================================
The notes to consolidated financial statements on pages 67-92 are an integral part of these statements.


ANNUAL REPORT PAGE 43


                                                                               GE                         GECS
For the years ended December 31 (In millions;                   ----------------------------  ----------------------------
per-share amounts in dollars)                                       2001      2000      1999      2001      2000      1999
--------------------------------------------------------------------------------------------------------------------------
REVENUES
   Sales of goods                                               $ 49,057  $ 45,427  $ 39,045  $  3,627  $  9,408  $  8,740
   Sales of services                                              18,961    18,380    16,600      --        --        --
   Other income (note 2)                                             433       498       856      --        --        --
   Earnings of GECS before accounting changes                      5,586     5,192     4,443      --        --        --
   GECS revenues from services (note 3)                             --        --        --      54,726    56,769    47,009
                                                                ----------------------------  ----------------------------
     Total revenues                                               74,037    69,497    60,944    58,353    66,177    55,749
                                                                ----------------------------  ----------------------------
COSTS AND EXPENSES (note 4)
   Cost of goods sold                                             32,419    30,782    26,578     3,266     8,537     7,976
   Cost of services sold                                          13,658    12,765    11,721      --        --        --
   Interest and other financial charges                              817       811       810    10,598    11,111     9,359
   Insurance losses and policyholder and annuity benefits           --        --        --      15,062    14,399    11,028
   Provision for losses on financing receivables (note 13)          --        --        --       2,481     2,045     1,671
   Other costs and expenses                                        8,637     8,392     7,732    19,817    22,767    19,433
   Minority interest in net earnings of consolidated affiliates      185       213       179       163       214       186
                                                                ----------------------------  ----------------------------
     Total costs and expenses                                     55,716    52,963    47,020    51,387    59,073    49,653
                                                                ----------------------------  ----------------------------
EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES               18,321    16,534    13,924     6,966     7,104     6,096
Provision for income taxes (note 7)                               (4,193)   (3,799)   (3,207)   (1,380)   (1,912)   (1,653)
                                                                ----------------------------  ----------------------------
EARNINGS BEFORE ACCOUNTING CHANGES                                14,128    12,735    10,717     5,586     5,192     4,443
Cumulative effect of accounting changes (note 1)                    (444)     --        --        (169)     --        --
                                                                ----------------------------  ----------------------------
NET EARNINGS                                                    $ 13,684  $ 12,735  $ 10,717  $  5,417  $  5,192  $  4,443
==========================================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 42.

ANNUAL REPORT PAGE 44

STATEMENT OF FINANCIAL POSITION


                                                                 General Electric Company
                                                               and consolidated affiliates
                                                               ---------------------------
At December 31 (In millions)                                           2001        2000
------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                              $   9,082   $   8,195
Investment securities (note 9)                                      101,017      91,339
Current receivables (note 10)                                         9,590       9,502
Inventories (note 11)                                                 8,565       7,812
Financing receivables (investments in time sales, loans and
   financing leases)--net (notes 12 and 13)                         174,032     143,299
Insurance receivables (note 14)                                      27,317      23,802
Other GECS receivables                                               11,105      11,714
Property, plant and equipment (including equipment leased
   to others)--net (note 15)                                         42,140      40,015
Investment in GECS                                                     --          --
Intangible assets--net (note 16)                                     31,649      27,441
All other assets (note 17)                                           80,526      73,887
                                                                  ------------------------
TOTAL ASSETS                                                      $ 495,023   $ 437,006
==========================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                   $ 153,076   $ 119,180
Accounts payable, principally trade accounts                         18,158      14,853
Progress collections and price adjustments accrued                   11,751       8,271
Dividends payable                                                     1,787       1,589
All other current costs and expenses accrued                         14,132      12,219
Long-term borrowings (note 18)                                       79,806      82,132
Insurance liabilities, reserves and annuity benefits (note 19)      114,223     106,150
All other liabilities (note 20)                                      32,921      28,494
Deferred income taxes (note 21)                                       9,130       8,690
                                                                  ------------------------
   Total liabilities                                                434,984     381,578
                                                                  ------------------------
Minority interest in equity of consolidated affiliates (note 22)      5,215       4,936
                                                                  ------------------------
Common stock (9,925,938,000 and 9,932,006,000 shares outstanding
   at year-end 2001 and 2000, respectively)                             669         669
Accumulated gains/(losses)--net
   Investment securities                                               (232)         74
   Currency translation adjustments                                  (3,136)     (2,574)
   Derivatives qualifying as hedges                                    (955)       --
Other capital                                                        16,693      15,195
Retained earnings                                                    68,701      61,572
Less common stock held in treasury                                  (26,916)    (24,444)
                                                                  ------------------------
   Total share owners' equity (notes 24 and 25)                      54,824      50,492
                                                                  ------------------------
TOTAL LIABILITIES AND EQUITY                                      $ 495,023   $ 437,006
==========================================================================================
The  sum  of  accumulated  gains/(losses)  on  investment  securities,  currency translation  adjustments,  and  derivatives  qualifying  as  hedges  constitutes
"Accumulated nonowner changes other than earnings," as shown in note 24, and was
$(4,323) and $(2,500) at year-end 2001 and 2000, respectively.

The notes to consolidated financial statements on pages 67-92 are an integral part of this statement.

ANNUAL REPORT PAGE 45


                                                                            GE                    GECS
                                                                  ---------------------  ---------------------
At December 31 (In millions)                                           2001       2000        2001        2000
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                              $  10,447   $  7,210   $   7,314   $   6,052
Investment securities (note 9)                                          879      1,009     100,138      90,330
Current receivables (note 10)                                         9,805      9,727        --          --
Inventories (note 11)                                                 8,295      7,146         270         666
Financing receivables (investments in time sales, loans and
   financing leases)--net (notes 12 and 13)                            --         --       174,032     143,299
Insurance receivables (note 14)                                        --         --        27,317      23,802
Other GECS receivables                                                 --         --        13,267      13,288
Property, plant and equipment (including equipment leased
   to others)--net (note 15)                                         12,799     12,199      29,341      27,816
Investment in GECS                                                   28,590     23,022        --          --
Intangible assets--net (note 16)                                     12,932     12,424      18,717      15,017
All other assets (note 17)                                           25,986     24,028      55,088      50,366
                                                                  ---------------------  ---------------------
TOTAL ASSETS                                                      $ 109,733   $ 96,765   $ 425,484   $ 370,636
==============================================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                   $   1,722   $    940   $ 160,844   $ 123,992
Accounts payable, principally trade accounts                          6,680      6,153      13,705      10,436
Progress collections and price adjustments accrued                   11,751      8,271        --          --
Dividends payable                                                     1,787      1,589        --          --
All other current costs and expenses accrued                         14,132     12,219        --          --
Long-term borrowings (note 18)                                          787        841      79,091      81,379
Insurance liabilities, reserves and annuity benefits (note 19)         --         --       114,223     106,150
All other liabilities (note 20)                                      16,089     14,840      16,647      13,451
Deferred income taxes (note 21)                                       1,013        452       8,117       8,238
                                                                  ---------------------  ---------------------
   Total liabilities                                                 53,961     45,305     392,627     343,646
                                                                  ---------------------  ---------------------
Minority interest in equity of consolidated affiliates (note 22)        948        968       4,267       3,968
                                                                  ---------------------  ---------------------
Common stock (9,925,938,000 and 9,932,006,000 shares outstanding
   at year-end 2001 and 2000, respectively)                             669        669           1           1
Accumulated gains/(losses)--net
   Investment securities                                               (232)        74        (348)          4
   Currency translation adjustments                                  (3,136)    (2,574)       (840)       (957)
   Derivatives qualifying as hedges                                    (955)      --          (890)       --
Other capital                                                        16,693     15,195       5,989       2,752
Retained earnings                                                    68,701     61,572      24,678      21,222
Less common stock held in treasury                                  (26,916)   (24,444)       --          --
                                                                  ---------------------  ---------------------
   Total share owners' equity (notes 24 and 25)                      54,824     50,492      28,590      23,022
                                                                  ---------------------  ---------------------
TOTAL LIABILITIES AND EQUITY                                      $ 109,733   $ 96,765   $ 425,484   $ 370,636
==============================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 44.

ANNUAL REPORT PAGE 46


STATEMENT OF CASH FLOWS

                                                                           General Electric Company
                                                                         and consolidated affiliates
                                                                       ------------------------------
For the years ended December 31 (In millions)                              2001       2000       1999
-----------------------------------------------------------------------------------------------------
CASH FLOWS--OPERATING ACTIVITIES
Net earnings                                                           $ 13,684   $ 12,735   $ 10,717
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Cumulative effect of accounting changes                                444       --         --
     Depreciation and amortization of property, plant and equipment       5,370      5,039      4,908
     Amortization of goodwill and other intangibles                       1,719      2,697      1,783
     Earnings (before accounting changes) retained by GECS                 --         --         --
     Deferred income taxes                                                1,426      1,153      1,502
     Decrease (increase) in GE current receivables                          197       (537)       143
     Decrease (increase) in inventories                                    (485)      (924)       266
     Increase in accounts payable                                         4,676      3,297        820
     Increase (decrease) in insurance liabilities and reserves            8,194     (1,009)     4,584
     Provision for losses on financing receivables                        2,481      2,045      1,671
     All other operating activities                                      (5,511)    (1,806)    (1,801)
                                                                       ------------------------------
CASH FROM OPERATING ACTIVITIES                                           32,195     22,690     24,593
                                                                       ------------------------------
CASH FLOWS--INVESTING ACTIVITIES
Additions to property, plant and equipment                              (15,520)   (13,967)   (15,502)
Dispositions of property, plant and equipment                             7,345      6,767      6,262
Net increase in GECS financing receivables                              (13,952)   (16,076)   (12,628)
Payments for principal businesses purchased                             (12,429)    (2,332)   (11,654)
All other investing activities                                           (5,558)   (12,091)    (8,657)
                                                                       ------------------------------
CASH USED FOR INVESTING ACTIVITIES                                      (40,114)   (37,699)   (42,179)
                                                                       ------------------------------
CASH FLOWS--FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)    20,482     (8,243)     6,171
Newly issued debt (maturities longer than 90 days)                       32,071     47,645     48,158
Repayments and other reductions (maturities longer than 90 days)        (37,001)   (32,762)   (27,539)
Net dispositions (purchases) of GE shares for treasury                   (2,435)       469     (1,002)
Dividends paid to share owners                                           (6,358)    (5,401)    (4,587)
All other financing activities                                            2,047     12,942        622
                                                                       ------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                                 8,806     14,650     21,823
                                                                       ------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                     887       (359)     4,237
Cash and equivalents at beginning of year                                 8,195      8,554      4,317
                                                                       ------------------------------
Cash and equivalents at end of year                                    $  9,082   $  8,195   $  8,554
=====================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                 $(11,125)  $(11,617)  $(10,078)
Cash recovered (paid) during the year for income taxes                   (1,487)    (2,604)    (1,597)
=====================================================================================================
The notes to consolidated financial statements on pages 67-92 are an integral part of this statement.

ANNUAL REPORT PAGE 47

                                                                                GE                                GECS
                                                                     -----------------------------   -------------------------------
For the years ended December 31 (In millions)                            2001       2000      1999       2001       2000       1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS--OPERATING ACTIVITIES
Net earnings                                                         $ 13,684   $ 12,735  $ 10,717   $  5,417   $  5,192   $  4,443
Adjustments to reconcile net earnings to cash provided
   from operating activities
     Cumulative effect of accounting changes                              444       --        --          169       --         --
     Depreciation and amortization of property, plant and equipment     1,919      1,725     1,735      3,451      3,314      3,173
     Amortization of goodwill and other intangibles                       580        523       584      1,139      2,174      1,199
     Earnings (before accounting changes) retained by GECS             (3,625)    (3,370)   (2,777)      --         --         --
     Deferred income taxes                                                564        470       655        862        683        847
     Decrease (increase) in GE current receivables                        207       (550)      190       --         --         --
     Decrease (increase) in inventories                                  (881)      (663)      (61)       396       (261)       327
     Increase in accounts payable                                         364        845       104      4,804      3,047        699
     Increase (decrease) in insurance liabilities and reserves           --         --        --        8,194     (1,009)     4,584
     Provision for losses on financing receivables                       --         --        --        2,481      2,045      1,671
     All other operating activities                                     3,941      3,701       616     (9,314)    (5,901)    (2,124)
                                                                     -----------------------------   -------------------------------
CASH FROM OPERATING ACTIVITIES                                         17,197     15,416    11,763     17,599      9,284     14,819
                                                                     -----------------------------   -------------------------------
CASH FLOWS--INVESTING ACTIVITIES
Additions to property, plant and equipment                             (2,876)    (2,536)   (2,036)   (12,644)   (11,431)   (13,466)
Dispositions of property, plant and equipment                            --           53      --        7,345      6,714      6,262
Net increase in GECS financing receivables                               --         --        --      (13,952)   (16,076)   (12,628)
Payments for principal businesses purchased                            (1,436)    (1,156)   (1,594)   (10,993)    (1,176)   (10,060)
All other investing activities                                         (1,535)      (234)     (432)    (7,557)   (12,173)    (8,283)
                                                                     -----------------------------   -------------------------------
CASH USED FOR INVESTING ACTIVITIES                                     (5,847)    (3,873)   (4,062)   (37,801)   (34,142)   (38,175)
                                                                     -----------------------------   -------------------------------
CASH FLOWS--FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)     327     (1,331)   (1,230)    23,634     (2,121)     7,308
Newly issued debt (maturities longer than 90 days)                      1,303        785       558     30,752     46,887     47,605
Repayments and other reductions (maturities longer than 90 days)         (950)      (855)     (615)   (36,051)   (31,907)   (26,924)
Net dispositions (purchases) of GE shares for treasury                 (2,435)       469    (1,002)      --         --         --
Dividends paid to share owners                                         (6,358)    (5,401)   (4,587)    (1,961)    (1,822)    (1,666)
All other financing activities                                           --         --        --        5,090     12,942        622
                                                                     -----------------------------   -------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                              (8,113)    (6,333)   (6,876)    21,464     23,979     26,945
                                                                     -----------------------------   -------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                 3,237      5,210       825      1,262       (879)     3,589
Cash and equivalents at beginning of year                               7,210      2,000     1,175      6,052      6,931      3,342
                                                                     -----------------------------   -------------------------------
Cash and equivalents at end of year                                  $ 10,447   $  7,210  $  2,000   $  7,314   $  6,052   $  6,931
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                               $   (358)  $   (388) $   (482)  $(10,767)  $(11,229)  $ (9,596)
Cash recovered (paid) during the year for income taxes                 (1,616)    (1,804)   (1,246)       129       (800)      (351)

====================================================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 46.

ANNUAL REPORT PAGE 48


MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION OF OPERATIONS

OVERVIEW

General Electric Company's consolidated financial statements represent the combination of manufacturing and nonfinancial services businesses of General Electric Company (GE) and the accounts of General Electric Capital Services, Inc. (GECS).

     Management's   Discussion  of  Operations  is  presented  in  three  parts:
Consolidated Operations, Segment Operations and International Operations.

CONSOLIDATED OPERATIONS

General Electric Company achieved record earnings and cash generation in 2001, demonstrating the benefits of its diverse business portfolio and continuing emphasis on globalization, growth in services, Digitization and Six Sigma Quality.

     Revenues were $125.9 billion in 2001, a decrease of 3% from $129.9 billion in 2000, reflecting a 6% increase in GE's industrial business revenues partially offsetting a 12% decrease at GECS. As described on page 53, GECS revenues in both years included the revenues of certain businesses significantly impacted by strategic repositioning activities. Excluding such activities, consolidated revenues increased 4%. Revenues in 2000 increased 16% from $111.6 billion in 1999, reflecting continued growth from global activities and services.

     Earnings before accounting changes increased to a record $14,128 million in 2001, an 11% increase from $12,735 million in 2000. Per-share earnings before accounting changes increased to $1.41 during 2001, up 11% from the prior year's $1.27. (Except as otherwise noted, earnings per share are presented on a diluted basis.) The cumulative effect of accounting changes related to the adoption, as of January 1, 2001, of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, and the consensus of the FASB's Emerging Issues Task Force on Issue 99-20, RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS. Adoption of these standards resulted in a one-time, non-cash reduction of earnings of $444 million ($0.04 per share). After these required accounting changes, 2001 earnings and earnings per share were $13,684 million and $1.37, respectively. Earnings and earnings per share in 2000 rose 19% from $10,717 million and $1.07, respectively, in 1999.

MAJOR PROVISIONS OF NEW ACCOUNTING STANDARDS that may be significant to GE's financial statements in the future are described in the following paragraphs.

     SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash transition charge to earnings will be approximately $1.0 billion ($0.10 per share) and recognized in the first quarter of 2002. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amortization provisions on 2002 operations will be affected by 2002 acquisitions and cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full-year 2001 net earnings would have increased by approximately $1.1 billion ($0.11 per share).

     SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS 143 will be effective for GE on January 1, 2003. Management has not yet determined the effect of adopting this standard on GE's financial position and results of operations.

DIVIDENDS DECLARED in 2001 amounted to $6,555 million. Per-share dividends of $0.66 were up 16% from 2000, following a 17% increase from the preceding year. GE has rewarded its share owners with 26 consecutive years of dividend growth. GE's dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor's 500 stock index.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
GE/S&P CUMULATIVE DIVIDEND GROWTH SINCE 1996

                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
GE                            12.84%     30.87%     53.49%     81.18%    109.66%
S&P 500                        4.03       8.72      11.68      12.08       5.64
--------------------------------------------------------------------------------


RETURN ON AVERAGE SHARE OWNERS' EQUITY was 27.1% (excluding the effect of accounting changes) in 2001, about the same as in 2000. The 2000 return on average share owners' equity improved from 26.8% in 1999.

Except as otherwise noted, the analysis in the remainder of this section presents GE results with GECS reported on an equity basis.

GE TOTAL REVENUES were $74.0 billion in 2001, compared with $69.5 billion in 2000 and $60.9 billion in 1999.

o GE sales of goods and services were $68.0 billion in 2001, an increase of 7% from 2000, which in turn was 15% higher than in 1999. Volume was about 7% higher in 2001, reflecting strong double-digit increases at Power Systems and Medical Systems, somewhat offset by decreases across most of the short-cycle businesses, particularly NBC, Plastics and Specialty

ANNUAL REPORT PAGE 49


     Materials. While overall selling prices were essentially flat in 2001, the effects of selling prices in various reporting segments differed markedly. The net effect in 2001 of exchange rates on sales denominated in currencies other than the U.S. dollar was slightly negative. Volume in 2000 was about 16% higher than in 1999, with selling price and currency effects both slightly negative.

         For purposes of the financial statement display of sales and costs of sales on pages 42 and 43, "goods" is required by U.S. Securities and Exchange Commission regulations to include all sales of tangible products, and "services" must include all other sales, including broadcasting and information services activities. GE sales of both spare parts (goods) and repair services, referred to here by management as "product services revenues," constitute an important part of operations. Sales of product services were $18.8 billion in 2001, a 13% increase over 2000. Increases in product services revenues in 2001 and 2000 were widespread, led by continued strong growth at Power Systems, Medical Systems and Transportation Systems. Operating margin from product services was approximately $4.7 billion, up 17% from 2000 on a comparable basis. The increase reflected improvements in most product services businesses and was led by Power Systems and Medical Systems.

o GE other income, earned from a wide variety of sources, was $0.4 billion in 2001, $0.5 billion in 2000 and $0.9 billion in 1999. Other income in 1999 included a pre-tax gain of $0.4 billion resulting from the contribution of certain of NBC's media properties to NBC Internet (NBCi), a former publicly-traded company, in exchange for a noncontrolling interest in NBCi.

  o Earnings of GECS before accounting changes were $5,586 million, up 8% in 2001, following a 17% increase the year before. See page 53 for an analysis of these earnings.

PRINCIPAL COSTS AND EXPENSES for GE are those classified as costs of goods and services sold, and selling, general and administrative expenses. Several GE initiatives had significant effects on costs:

o The Six Sigma Quality initiative has lowered GE's costs by reducing rework, simplifying processes and reducing direct material costs.

o Globalization has reduced costs through sourcing of products and services in lower-cost countries.

o Digitization has also reduced costs by providing GE businesses the ability to simplify and streamline processes, while investing in internal infrastructure hardware and software, enabling them to conduct a growing portion of their business over the Internet. Benefits from this initiative include improved customer service, expanded product and service offerings and increased operating efficiency for both GE and its customers.

Primarily because of the funding status of the GE Pension Plan and other retiree benefit plans, principal U.S. postretirement benefit plans (the plans) contributed $1,480 million, $1,266 million and $1,062 million to pre-tax earnings (6.8%, 6.5% and 6.5% of earnings before accounting changes) in 2001, 2000 and 1999, respectively. See notes 5 and 6 for information about funding status and actuarial assumptions of the plans. Postretirement benefit costs are expected to increase in 2002 for a number of reasons, including reduction in the assumed annual return on assets from 9.5% to 8.5%, reduction in the discount rate from 7.5% to 7.25% and effects of increases in healthcare costs. In 2002, management expects these plans to contribute approximately $700 million to pre-tax earnings. This estimate will not affect the funding status of the GE Pension Plan; management does not anticipate GE making contributions to that Plan. The present funding status of the plans provides assurance of benefits for GE plan participants, but future effects on operating results and funding depend on economic conditions and investment performance.

     Costs and expenses in 1999 included $326 million of unusual charges, the largest of which resulted from liabilities associated with past activities at former manufacturing sites that are not part of any current business segment, and costs for rationalizing certain operations and facilities of the worldwide industrial businesses. Major elements of the restructuring program included costs for employee severance, lease termination, dismantlement and site restoration. The program was essentially complete by the end of 2000.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
GE OPERATING MARGIN AS A PERCENTAGE OF SALES

                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
As reported                    11.0%      16.7%      17.3%      18.6%      19.6%
Restructuring and other
   unusual charges              4.7         --        0.5        0.3         --
--------------------------------------------------------------------------------


OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, and selling, general and administrative expenses. GE operating margin reached a record 19.6% of sales in 2001, up from a comparable 18.9% in 2000 and 17.8% in 1999. The continued improvement in operating margin in 2001 was led by Power Systems and Aircraft Engines, reflecting increasing benefits from the Digitization, product services and Six Sigma Quality initiatives. Reported operating margin was 18.6% in 2000, including the costs of a one-time retirement benefit provision associated with the labor agreement concluded in the third quarter of that year. Reported operating margin in 1999 was 17.3% of sales, including the $326 million of unusual charges discussed in the preceding paragraph.

ANNUAL REPORT PAGE 50


TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) in 2001 was 2.2% as productivity in long-cycle businesses, particularly Power Systems and Medical Systems, was partially offset by negative productivity across several short-cycle businesses, particularly Plastics, reflecting volume declines. In 2000, total cost productivity of 3.6% reflected benefits from improvements in base cost productivity achieved through strong volume growth and the Digitization and Six Sigma Quality initiatives.

GE INTEREST AND OTHER FINANCIAL CHARGES in 2001 amounted to $817 million, about the same as 2000 and 1999. During 2001, the benefits of lower average interest rates and lower average borrowing levels were partially offset by increased provisions for interest on tax liabilities. During 2000, higher average interest rates were more than offset by lower average borrowing levels.

INCOME TAXES on consolidated earnings before accounting changes were 28.3%, compared with 31.0% in 2000 and 31.2% in 1999. A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about income tax provisions, is provided in note 7.

     The effective tax rate of GECS decreased to 19.8% in 2001 from 26.9% in 2000 and 27.1% in 1999. The 2001 effective tax rate reflects the effects of continuing globalization, certain transactions (see note 7), and the effect of a pre-tax charge related to the events of September 11. The pre-tax charge related to September 11 amounted to approximately $600 million, principally at Specialty Insurance, and reduced the GECS effective tax rate by one percentage point. Management expects that trends in GECS businesses, particularly the continuing impact of globalization, are likely to result in an effective tax rate for GECS in 2002 that will be lower than the 2000 and 1999 rates, but higher than the 2001 rate.

SEGMENT OPERATIONS

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 51. For additional information, including a description of the products and services included in each segment, see note 27.

AIRCRAFT ENGINES reported a 6% increase in revenues in 2001, reflecting higher volume in services, and sales of commercial engines and aero-derivative products. Operating profit was 6% higher primarily as a result of volume growth and productivity. Product services revenues following the events of September 11 have been adversely affected by reduced customer flight hours and servicing requirements. Operating profit in 2000 increased 17% on revenues that were slightly higher than in 1999. The improvement in operating profit reflected strong productivity.

     In 2001, revenues from sales to the U.S. government were $1.9 billion compared with $1.6 billion in 2000.

     Aircraft Engines received orders of $12.1 billion in 2001 compared with $13.5 billion in 2000. The $11.2 billion total backlog at year-end 2001 comprised unfilled product orders of $9.4 billion (of which 56% was scheduled for delivery in 2002) and product services orders of $1.8 billion scheduled for 2002 delivery. Comparable December 31, 2000, total backlog was $12.0 billion. Management believes the events of September 11 will continue to adversely affect the airline industry in 2002 with implications for existing backlog, engine servicing revenue and future new engine orders.

APPLIANCES revenues were 1% lower than a year ago, as continued price erosion offset modest market share gains. Operating profit decreased by 6%, largely as a result of lower selling prices and increased program spending on new products, which more than offset the benefits of productivity. Revenues in 2000 were 4% higher than in 1999, as volume increases more than offset lower selling prices. Operating profit also increased 4% in 2000, largely as a result of productivity and higher volume from new products.

INDUSTRIAL PRODUCTS AND SYSTEMS
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Industrial Systems            $ 4,440   $ 4,469   $4,333
Lighting                        2,550     2,739    2,757
Transportation Systems          2,355     2,263    2,358
GE Supply                       2,302     2,159    1,951
                              --------------------------
Total revenues                $11,647   $11,630  $11,399
                              ==========================
OPERATING PROFIT
Industrial Systems            $   795   $   839   $  760
Lighting                          405       593      640
Transportation Systems            497       540      525
GE Supply                         146       123       96
                              --------------------------
Total operating profit        $ 1,843   $ 2,095   $2,021
========================================================

INDUSTRIAL PRODUCTS AND SYSTEMS revenues in 2001 were relatively unchanged from 2000 levels, as higher product services revenues at Transportation Systems, including acquisitions, more than offset selling price decreases across the segment and lower volume at Industrial Systems. Operating profit decreased 12% primarily as a result of the decline in selling prices and cost inflation. Revenues rose 2% in 2000, largely as a result of volume increases at Industrial Systems and growth in product services, including acquisitions, which more than offset lower selling prices. Operating profit increased 4%, primarily reflecting productivity and growth in product services.

     Transportation Systems received orders of $2.6 billion in 2001, compared with $2.1 billion in 2000. The $1.7 billion total backlog at year-end 2001 comprised unfilled product orders of $1.2 billion (of which 51% was scheduled for delivery in 2002) and product services orders of $0.5 billion scheduled for 2002 delivery. Comparable December 31, 2000, total backlog was $1.4 billion.

ANNUAL REPORT PAGE 51


SUMMARY OF OPERATING SEGMENTS


                                                    General Electric Company and consolidated affiliates
                                               ----------------------------------------------------------
For the years ended December 31 (In millions)       2001        2000        1999        1998       1997
---------------------------------------------------------------------------------------------------------
REVENUES
   GE
     Aircraft Engines                          $  11,389   $  10,779   $  10,730   $  10,294   $  7,799
     Appliances                                    5,810       5,887       5,671       5,619      5,801
     Industrial Products and Systems              11,647      11,630      11,399      11,078     10,763
     Materials                                     7,069       8,020       7,118       6,796      6,934
     NBC                                           5,769       6,797       5,790       5,269      5,153
     Power Systems                                20,211      14,861      10,099       8,500      7,986
     Technical Products and Services               9,011       7,915       6,863       5,323      4,861
     Eliminations                                 (2,900)     (2,101)     (1,788)     (1,420)    (1,265)
                                               ----------------------------------------------------------
       Total GE segment revenues                  68,006      63,788      55,882      51,459     48,032
   Corporate items (a)                               445         517         619         771      3,227
   Earnings of GECS before accounting changes      5,586       5,192       4,443       3,796      3,256
                                               ----------------------------------------------------------
       Total GE revenues                          74,037      69,497      60,944      56,026     54,515
   GECS segment revenues                          58,353      66,177      55,749      48,694     39,931
   Eliminations (b)                               (6,477)     (5,821)     (5,063)     (4,251)    (3,606)
                                               ----------------------------------------------------------
CONSOLIDATED REVENUES                          $ 125,913   $ 129,853   $ 111,630   $ 100,469   $ 90,840
=========================================================================================================
SEGMENT PROFIT
   GE
     Aircraft Engines                          $   2,609   $   2,464   $   2,104   $   1,769   $  1,366
     Appliances                                      643         684         655         755        771
     Industrial Products and Systems               1,843       2,095       2,021       1,815      1,662
     Materials                                     1,596       2,015       1,725       1,649      1,627
     NBC                                           1,602       1,797       1,576       1,349      1,216
     Power Systems                                 5,182       2,809       1,753       1,338      1,275
     Technical Products and Services               1,970       1,718       1,359       1,109        988
                                               ----------------------------------------------------------
       Total GE operating profit                  15,445      13,582      11,193       9,784      8,905
   Earnings of GECS before accounting changes      5,586       5,192       4,443       3,796      3,256
                                               ----------------------------------------------------------
       Total segment profit                       21,031      18,774      15,636      13,580     12,161
   Corporate items and eliminations (c) (d)       (1,893)     (1,429)       (902)       (584)    (1,351)
   GE interest and other financial charges          (817)       (811)       (810)       (883)      (797)
   GE provision for income taxes                  (4,193)     (3,799)     (3,207)     (2,817)    (1,810)
                                               ----------------------------------------------------------
Earnings before accounting changes                14,128      12,735      10,717       9,296      8,203
                                               ----------------------------------------------------------
Cumulative effect of accounting changes             (444)       --          --          --         --
                                               ----------------------------------------------------------
CONSOLIDATED NET EARNINGS                      $  13,684   $  12,735   $  10,717   $   9,296   $  8,203
=========================================================================================================
The notes to consolidated financial statements on pages 67-92 are an integral part of this statement. "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric
Capital Services, Inc. and all of its affiliates and associated companies. The segment profit measure for GE industrial businesses is operating profit
(earnings before interest and other financial charges, income taxes and accounting changes). The segment profit measure for GECS is after-tax earnings before accounting changes, reflecting the importance of financing and tax considerations to its operating activities.

(a) Includes revenues of $944 million in 1997 from an appliance distribution affiliate that was deconsolidated in 1998. Also includes $1,538 million gain in 1997 from an exchange of preferred stock in Lockheed Martin
     Corporation for the stock of a newly formed subsidiary.

(b)  Principally the elimination of GECS earnings before accounting changes.

(c) Includes income, principally from licensing activities, of $88 million, $79 million, $62 million, $271 million and $310 million in 2001, 2000, 1999, 1998 and 1997, respectively.

(d) 1999 includes unusual charges amounting to $265 million. Of the total, amounts that relate to activities of GE operating segments were as follows:
     Aircraft Engines--$42 million, Appliances--$75 million, Industrial Products and Systems--$12 million, Materials--$13 million and Technical Products and Services--$34 million. 1997 includes unusual charges of $2,322 million. Of the total, amounts that relate to activities of GE operating segments were as follows: Aircraft Engines--$342 million, Appliances--$330 million, Industrial Products and Systems--$352 million, Materials--$63 million,
     NBC--$161 million,  Power Systems--$437  million and Technical Products and
     Services--$157 million. Also included in 1997 is a $1,538 million gain associated with the Lockheed Martin Corporation transaction described in
     (a) above.

ANNUAL REPORT PAGE 52


MATERIALS
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Plastics                      $ 5,252   $ 6,013   $5,315
Specialty Materials             1,817     2,007    1,803
                              ---------------------------
Total revenues                $ 7,069   $ 8,020   $7,118
                              ===========================
OPERATING PROFIT
Plastics                      $ 1,257   $ 1,603   $1,366
Specialty Materials               339       412      359
                              ---------------------------
Total operating profit        $ 1,596   $ 2,015   $1,725
=========================================================

MATERIALS revenues were 12% lower than in 2000, reflecting increased pricing pressures and lower volume at both Plastics and Specialty Materials. Plastics experienced continued softness in the automotive, optical media, telecommunication and business equipment markets while Specialty Materials was adversely affected by lower sales in the semiconductor market. Operating profit was 21% lower, primarily as a result of lower pricing and volume, and negative base cost productivity at both Plastics and Specialty Materials. Operating profit in 2000 increased 17% on revenues that were 13% higher than in 1999. The increases in both revenues and operating profit were primarily attributable to higher volume and improved selling prices at both Plastics and Specialty Materials, which more than offset the effects of higher raw material prices.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
GE ORDERS BACKLOG
(In billions)
                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
                             $26.44     $28.53     $32.42     $44.17     $47.43
--------------------------------------------------------------------------------


NBC revenues declined 15% from the record-high levels of 2000 which were 17% higher than in 1999. Revenues in 2001 were negatively affected by a significant decline in advertising volume and pricing, as well as lost revenue related to coverage of the events of September 11. Revenues in 2000 benefited from broadcast of the 2000 Summer Olympic Games as well as strong growth in cable operations, particularly at CNBC. Operating profit decreased 11% in 2001 reflecting adverse advertising market conditions, events of September 11, and charges resulting from dissolving the XFL, which more than offset savings from cost reduction actions. Operating profit increased 14% in 2000 as growth in owned-and-operated stations, cable operations and network operations was partially offset by higher license fees associated with the renewal of certain sports and prime-time programs.

POWER SYSTEMS operating results throughout the last three years reflected the sharp increase in U.S. gas turbine sales of market leading "F" technology, higher prices for those turbines and base cost productivity associated with their manufacture. Secondarily, and with a longer-lasting effect, the portfolio of long-term product services agreements associated with new unit sales has generated favorable operating results. Aero-derivative units revenues also benefited from increased demand in the power generation sector throughout this period. Reflecting these conditions, revenues increased 36% in 2001, following an increase of 47% in 2000. Similarly, operating profit increased 84% in 2001, following an increase of 60% in 2000.

     Power Systems orders were $24.5 billion in 2001, a 4% increase over 2000, reflecting continued strength of the power generation business and renewed growth in the oil and gas industry. The $28.9 billion total backlog at year-end 2001 comprised unfilled product orders of $24.1 billion (of which 75% was scheduled for delivery in 2002) and product services orders of $4.7 billion scheduled for 2002 delivery. Comparable December 31, 2000, total backlog was $25.1 billion. As a result of softening demand for electric power in the U.S. market, management is in discussions with certain customers regarding their equipment requirements. These discussions may result in changes to contractual agreements, including delays or cancellations. In the event of order cancellation, contractual terms require customers to pay termination fees. In all cases, such fees are expected to cover Power Systems' investment in the contracts and at least a portion has generally been received as progress collections. At least partial recovery of lost profits would also be expected.

TECHNICAL PRODUCTS AND SERVICES
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Medical Systems               $ 8,409   $ 7,275   $6,171
Global eXchange Services          602       640      692
                              ---------------------------
Total revenues                $ 9,011   $ 7,915   $6,863
                              ===========================
OPERATING PROFIT
Medical Systems               $ 1,803   $ 1,569   $1,204
Global eXchange Services          167       149      155
                              ---------------------------
Total operating profit        $ 1,970   $ 1,718   $1,359
=========================================================

TECHNICAL PRODUCTS AND SERVICES revenues rose 14% in 2001, primarily as a result of sharply higher volume at Medical Systems. Sales by businesses acquired during the last two years accounted for 5% of Medical Systems 2001 revenues. Operating profit grew 15%, largely as a result of productivity and volume growth as well as higher realized gains, principally the result of disposition in 2001 of a joint venture at Global eXchange Services. Revenues in 2000 were 15% higher than 1999 on sharply higher volume at Medical Systems. Operating profit increased 26% in 2000, largely as a result of productivity and volume increases at Medical Systems, which more than offset lower selling prices across the segment.

ANNUAL REPORT PAGE 53


         Orders received by Medical Systems in 2001 were $8.9 billion, a 17% increase over 2000. The $4.1 billion total backlog at year-end 2001 comprised unfilled product orders of $2.7 billion (of which 68% was scheduled for delivery in 2002) and product services orders of $1.4 billion scheduled for 2002 delivery. Comparable December 31, 2000, total backlog was $3.6 billion.

GECS businesses are categorized for management purposes into five operating activities: consumer services, equipment management, mid-market financing, specialized financing and specialty insurance.

     GECS earnings before accounting changes were $5,586 million in 2001, up 8% from $5,192 million in 2000, with strong double-digit earnings growth in three of the five operating activities. Net earnings in 2000 increased 17% from 1999. Earnings growth throughout the three-year period resulted from origination volume and asset growth, productivity and acquisitions of businesses and portfolios. Principal factors in the 2001 increase were strong productivity ($0.7 billion) and lower taxes ($0.5 billion) partially offset by GE Global Insurance Holdings ($0.5 billion) and lower realized gains on financial instruments. Excluding effects of Paine Webber Group, Inc. (PaineWebber) in 2000 and Americom in 2001, both of which are discussed below, such pre-tax gains were lower in 2001 by $0.5 billion ($0.3 billion after tax). Pre-tax gains on sales of investment securities declined in 2001 by $0.5 billion, of which $0.4 billion related to GE Equity; other GE Equity gains were $0.8 billion lower; while gains on securitizations were up $0.8 billion from 2000.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
GECS REVENUES
(In billions)
                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
                             $39.93     $48.70     $55.75     $66.18     $58.35
--------------------------------------------------------------------------------


     On November 9, 2001, GECS exchanged the stock of Americom and other related assets and liabilities for a combination of cash and stock in SES Global, a leading satellite company. The transaction resulted in a gain of $1,158 million ($642 million after tax).

     On December 28, 2000, Montgomery Ward, LLC (Wards), formerly a GECS subsidiary, filed for bankruptcy protection and began liquidation proceedings. Net earnings for the year 2000 included operating losses from Wards amounting to $245 million as well as a charge, primarily to other costs and expenses, for $815 million ($537 million, after tax) to recognize additional associated losses.

o GECS total revenues decreased 12% to $58.4 billion in 2001, following a 19% increase to $66.2 billion in 2000. The three principal reasons for the decrease in revenues in 2001 compared with 2000 were: the deconsolidation of Wards and resulting absence of sales in 2001 ($3.2 billion); the effects of rationalization of operations and market conditions at IT Solutions ($2.9 billion); and reduced surrender fees compared with 2000 ($1.2 billion) associated with the planned run-off of restructured insurance policies of Toho Mutual Life Insurance Company (Toho) at GE Financial Assurance (GEFA). The increase in 2000 reflected post-acquisition revenues from acquired businesses ($6.5 billion) as well as volume growth ($2.5 billion). Revenues in 2000 also included the gain from sale of common stock of PaineWebber ($1.4 billion). Additional information about other revenue items is provided in the analysis of GECS operating activities beginning on page 54.

o GECS cost of goods sold declined to $3.3 billion in 2001, compared with $8.5 billion in 2000 and $8.0 billion in 1999, reflecting volume declines at IT Solutions and the deconsolidation of Wards on December 28, 2000, when Wards commenced liquidation proceedings. The increase in 2000 primarily reflected the consolidation of Wards from August 2, 1999, through December 28, 2000.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
GECS EARNINGS BEFORE ACCOUNTING CHANGES
(In billions)
                               1997      1998       1999       2000       2001
--------------------------------------------------------------------------------
                              $3.26      $3.80      $4.44      $5.19      $5.59
--------------------------------------------------------------------------------


o GECS interest on borrowings in 2001 was $10.6 billion, compared with $11.1 billion in 2000 and $9.4 billion in 1999. The change in both years reflected the effects of both interest rates and the average level of borrowings used to finance asset growth. GECS average composite effective interest rate was 5.11% in 2001, compared with 5.89% in 2000 and 5.14% in 1999. In 2001, average assets of $386.6 billion were 7% higher than in 2000, which in turn were 13% higher than in 1999. See page 60 for a discussion of interest rate risk management.

o GECS insurance losses and policyholder and annuity benefits increased to $15.1 billion in 2001, compared with $14.4 billion in 2000 and $11.0 billion in 1999. This increase reflected effects of growth in premium volume and business acquisitions at GEFA throughout the period, and costs discussed in the analysis of Specialty Insurance and All Other GECS operating activities, partially offset by the planned run-off of restructured insurance policies at Toho.

o GECS provision for losses on financing receivables was $2.5 billion in 2001, compared with $2.0 billion in 2000 and $1.7 billion in 1999. These provisions principally related to private-label credit cards, bank credit cards, personal loans and auto loans and leases as well as commercial, industrial, and equipment loans and leases, all of which are discussed on page 56 under financing receivables. The provisions throughout the three-year period reflected higher average receivable balances, changes in the mix of business, and the effects of delinquency rates--higher during 2001 and lower during 2000--consistent with industry experience.

ANNUAL REPORT PAGE 54


o GECS other costs and expenses were $19.8 billion, $22.8 billion and $19.4 billion in 2001, 2000 and 1999, respectively. Changes over the three-year period were largely the result of acquisitions and unusual charges, which were more than offset in 2001 by productivity at Consumer Services and Equipment Management. Costs and expenses in 2001 included $0.5 billion of costs in businesses that were acquired after January 1, 2001, as well as $0.3 billion of costs discussed in the analysis of All Other GECS operating activities. Similarly, 2000 included $2.5 billion of costs in businesses that were acquired after January 1, 2000; charges for costs associated with Wards amounting to $0.8 billion, as discussed previously; and $0.5 billion of costs to rationalize certain operations discussed in the analysis of All Other GECS operating activities.

Over the last three years, market interest rates have been more volatile than GECS average composite effective interest rates, principally because of the mix of effectively fixed-rate borrowings in the GECS financing structure. GECS portfolio of fixed and floating-rate financial products has behaved similarly over that period. Consequently, financing spreads have remained relatively flat over the three-year period.

GECS REVENUES AND NET EARNINGS
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Consumer Services             $23,574   $23,893  $18,705
Equipment Management           12,542    14,747   15,383
Mid-Market Financing            8,659     7,026    5,929
Specialized Financing           2,930     4,105    3,308
Specialty Insurance            11,064    11,878   10,643
All other                        (416)    4,528    1,781
                              ---------------------------
Total revenues                $58,353   $66,177  $55,749
                              ===========================
NET EARNINGS
Consumer Services             $ 2,319   $ 1,671  $ 1,140
Equipment Management            1,607       833      683
Mid-Market Financing            1,280     1,010      822
Specialized Financing             557     1,223    1,019
Specialty Insurance               522       879    1,167
All other                        (699)     (424)    (388)
                              ---------------------------
Total earnings before
   accounting changes           5,586     5,192    4,443
Cumulative effect of
   accounting changes            (169)       --       --
                              ---------------------------
Net earnings                  $ 5,417   $ 5,192  $ 4,443
=========================================================

     Following is a discussion of revenues and earnings before accounting changes from operating activities within the GECS segment. For purposes of this discussion, earnings before accounting changes is referred to as net earnings.


CONSUMER SERVICES
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Global Consumer Finance       $ 5,282   $ 5,138   $4,839
GE Financial Assurance         13,565    13,669    9,604
GE Card Services                3,947     3,891    2,478
Other Consumer Services           780     1,195    1,784
                              ---------------------------
Total revenues                $23,574   $23,893   $18,705
                              ===========================
NET EARNINGS (a)
Global Consumer Finance       $   903   $   710   $  580
GE Financial Assurance            687       564      411
GE Card Services                  654       495      196
Other Consumer Services            75       (98)     (47)
                              ---------------------------
Net earnings                  $ 2,319   $ 1,671   $1,140
=========================================================
(a)  Charges of $196 million and $107 million in 2001 and
     2000,  respectively,  were  not  allocated  to  this
     activity   and  are   included  in  All  Other  GECS
     operating activities.
---------------------------------------------------------

     CONSUMER SERVICES revenues declined 1% in 2001, following a 28% increase in 2000. Overall, the revenue performance in both years reflected the post-acquisition revenues from acquired businesses and volume growth at GEFA, Global Consumer Finance and Card Services which were offset by decreases at Auto Financial Services and Mortgage Services, which both stopped accepting new business in 2000 (included in Other Consumer Services) and, in 2001, a decrease in surrender fee income at GEFA associated with the planned run-off of restructured insurance policies at Toho. Net earnings increased 39% in 2001 and 47% in 2000. The increase in 2001 reflected productivity benefits at Global Consumer Finance and GEFA, volume growth at Card Services and reduced residual losses at Auto Financial Services. The increase in net earnings in 2000 resulted from acquisition and volume growth at Card Services, GEFA, and Global Consumer Finance, partially offset by losses at Mortgage Services.

EQUIPMENT MANAGEMENT
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Aviation Services (GECAS)     $ 2,173   $ 1,962   $1,551
Americom                        1,698       594      463
IT Solutions                    4,180     7,073    8,380
Other Equipment Management      4,491     5,118    4,989
                              ---------------------------
Total revenues                $12,542   $14,747   $15,383
                              ===========================
NET EARNINGS  (a)
Aviation Services (GECAS)     $   470   $   474   $  280
Americom                          896       195      150
IT Solutions                       11      (197)     (66)
Other Equipment Management        230       361      319
                              ---------------------------
Net earnings                  $ 1,607   $   833   $  683
=========================================================
(a)  Charges of $135 million and $191 million in 2001 and
     2000,  respectively,  were  not  allocated  to  this
     activity   and  are   included  in  All  Other  GECS
     operating activities.
---------------------------------------------------------

ANNUAL REPORT PAGE 55

     EQUIPMENT MANAGEMENT revenues decreased 15% in 2001 following a 4% decline in 2000. The decrease in both years was primarily attributable to effects of rationalization of operations and market conditions on revenues at IT Solutions, partially offset by the gain on the disposition of Americom in 2001, and volume growth at GECAS in both years. Other Equipment Management revenues decreased in 2001, primarily as a result of lower volume across all of the remaining businesses. Net earnings increased 93% in 2001 and 22% in 2000, reflecting the Americom gain and productivity benefits at IT Solutions in 2001 and volume growth at GECAS in 2000. The decrease in Other Equipment Management net earnings in 2001 primarily reflected lower results at Transport International Pool and GE Capital Modular Space.

MID-MARKET FINANCING
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Commercial Equipment Financing $4,515    $3,610   $3,180
Commercial Finance              1,695     1,543    1,295
Vendor Financial Services       2,095     1,791    1,372
Other Mid-Market Financing        354        82       82
                              ---------------------------
Total revenues                 $8,659    $7,026   $5,929
                              ===========================
NET EARNINGS (a)
Commercial Equipment Financing $  592    $  496   $  396
Commercial Finance                364       280      225
Vendor Financial Services         287       241      200
Other Mid-Market Financing         37        (7)       1
                              ---------------------------
Net earnings                   $1,280    $1,010   $  822
=========================================================
(a)  Charges of $52 million in 2001 were not allocated to
     this  activity  and are  included  in All Other GECS
     operating activities.
---------------------------------------------------------

     MID-MARKET FINANCING revenues increased 23% in 2001, following a 19% increase in 2000, resulting from acquisition and volume growth at Commercial Equipment Finance, Vendor Financial Services and Commercial Finance, including the acquisition of Heller Financial, Inc. (Heller Financial) on October 24, 2001, (included in Other Mid-Market Financing), and increased gains on securitizations of financial assets. The increase in revenues in 2000 primarily reflected asset growth from originations across all major businesses. Net earnings increased 27% in 2001 and 23% in 2000. Growth in net earnings in 2001 reflected securitization gains and asset growth from acquisitions across all major businesses. In 2000, improvements in net earnings resulted from favorable tax effects and asset growth from originations.


SPECIALIZED FINANCING
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Real Estate                    $1,919    $1,977   $1,582
Structured Finance Group        1,093       999      812
GE Equity                        (126)    1,079      863
Other Specialized Financing        44        50       51
                              ---------------------------
Total revenues                 $2,930    $4,105   $3,308
                              ===========================
NET EARNINGS (a)
Real Estate                    $  486    $  371   $  300
Structured Finance Group          385       344      270
GE Equity                        (270)      525      416
Other Specialized Financing       (44)      (17)      33
                              ---------------------------
Net earnings                   $  557    $1,223   $1,019
=========================================================
(a)  Charges of $103  million and $49 million in 2001 and
     2000,  respectively,  were  not  allocated  to  this
     activity   and  are   included  in  All  Other  GECS
     operating activities.
---------------------------------------------------------

     SPECIALIZED FINANCING revenues declined 29%, following a 24% increase in 2000, and net earnings declined 54% in 2001 following a 20% increase in 2000. The decrease in revenues and net earnings in 2001 were a result of reduced asset gains at GE Equity, partially offset by profitable origination growth at Structured Finance Group and higher asset gains and productivity benefits at Real Estate. Revenues and net earnings growth in 2000 were principally the result of origination growth across all businesses and a particularly high level of gains on equity investment sales at GE Equity.

SPECIALTY INSURANCE
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
Mortgage Insurance            $ 1,029   $   973  $   936
GE Global Insurance Holdings    9,453    10,223    9,013
Other Specialty Insurance         582       682      694
                              ---------------------------
Total revenues                $11,064   $11,878  $10,643
                              ===========================
NET EARNINGS (a)
Mortgage Insurance            $   395   $   366  $   340
GE Global Insurance Holdings      (47)      413      625
Other Specialty Insurance         174       100      202
                              ---------------------------
Net earnings                  $   522   $   879  $ 1,167
=========================================================
(a)  Charges of $170  million in 2001 were not  allocated
     to this  activity and are included in All Other GECS
     operating activities.
---------------------------------------------------------

     SPECIALTY INSURANCE revenues decreased 7% in 2001, following a 12% increase in 2000, as a result of reduced net premiums earned at GE Global Insurance Holdings (the parent of Employers Reinsurance Corporation), reflecting the events of September 11 as discussed below, and decreased investment income, partially offset by increased premium income associated with origination volume. The increase in 2000 resulted from premium growth and increased investment income, as higher interest income more than offset a decrease in net realized investment gains at GE Global Insurance Holdings. Net pre-tax realized investment gains in the marketable equity and debt securities portfolios amounted to $572 million, $639 million and $811 million in 2001, 2000 and 1999, respectively. Remaining available gains in the portfolios at December 31, 2001, amounted to $509 million before tax.

ANNUAL REPORT PAGE 56


     Net earnings decreased 41% and 25% in 2001 and 2000, respectively, reflecting GE Global Insurance Holdings underwriting results. Net earnings in 2001 were adversely affected by approximately $575 million ($386 million after tax) related to the insurance losses arising from the events of September 11. This amount, which primarily resulted from contingent premium payment provisions contained in certain retrocession agreements, comprises $698 million recorded as a reduction in net premiums earned, and $78 million reflecting policyholder losses, partially offset by $201 million reflecting a reduction in insurance acquisition costs. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event and it is not unusual for there to be significant subsequent revisions in such estimates. $575 million is management's best estimate of its existing net liability based on the information currently available, and is net of estimated recoveries under retrocession arrangements, under which a portion of losses is routinely ceded to other reinsurance entities. Substantially all of GECS retrocessionaires are large, highly rated reinsurance entities. At this time, management does not anticipate that any significant portion of its estimated recoveries will be uncollectible.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
CONSOLIDATED INTERNATIONAL REVENUES BY REGION
(In billions)
                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
Europe                       $20.63     $24.35     $25.82     $26.67     $26.29
Pacific Basin                  7.98       8.06      10.19      15.19      13.30
Americas                       6.20       6.91       6.73       7.68       7.89
Other                          3.43       3.19       2.94       3.41       3.96
--------------------------------------------------------------------------------


     Net earnings in 2001 and 2000 were also adversely affected by the continued deterioration of underwriting results, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry. As GE Global Insurance Holdings underwriting results in 2001 and 2000, typical of the global property and casualty industry, were realized, management began underwriting initiatives that increased premium prices for given levels of coverage. These initiatives resulted in management reconsidering and clarifying the product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit seem achievable. For these businesses, GECS has sought to retain or even expand its business. On the other hand, management has identified particular property and casualty business channels from which returns do not appear to justify the risks. For these channels, new business will be significantly curtailed or exited.

     The majority of the adverse development in 2001, and to a lesser extent in 2000, related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business. The increase in 2000 also reflected an increase in industry-wide loss estimates related to certain large property loss events, with the largest impact resulting from the European windstorms occurring in late 1999. The adverse development of GE Global Insurance Holdings for both years was partially mitigated by favorable experience in the Mortgage Insurance business, which resulted from favorable economic conditions, improvement in certain real estate markets and loss mitigation efforts.

ALL OTHER GECS
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
REVENUES
All Other GECS total revenues   $(416)   $4,528    $1,781
                              ===========================
NET EARNINGS
All Other GECS net earnings     $(699)   $ (424)   $(388)
=========================================================

     ALL OTHER GECS operating activities includes results of operations of businesses other than those in the five operating activities as well as charges management has not allocated to those activities. In 2001, $436 million of charges, principally for asset write-downs, resulted in a negative total for this category. Revenues in 2000 included the results of Wards through December 28, 2000; a pre-tax gain of $1,366 million from sale of GECS investment in common stock of PaineWebber; and charges of $238 million, principally for asset write-downs. The net loss of $699 million for 2001 included after-tax costs of $656 million in certain unprofitable insurance and financing product lines that are being exited; in disposing of and providing for disposition of several nonstrategic investments and other assets; and in restructuring various global operations. These costs included asset write-downs totaling $285 million. The net loss of $424 million for 2000 comprised the PaineWebber gain of $848 million; charges of $537 million related to Wards; strategic rationalization costs of $347 million related to other operating activities, primarily for asset write-downs, employee severance and lease terminations; and operating losses from Wards of $245 million.

     FINANCING RECEIVABLES is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $178.8 billion at the end of 2001 from $147.3 billion at the end of 2000, as discussed in the following paragraphs. The related allowance for losses at the end of 2001 amounted to $4.8 billion ($4.0 billion at the end of 2000), representing management's best estimate of probable losses inherent in the portfolio.

ANNUAL REPORT PAGE 57

     In GECS financing receivables, "nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $52.3 billion at year-end 2001, an increase of $3.5 billion from year-end 2000. Credit card and personal receivables increased $7.0 billion, primarily from increased origination and acquisition growth, partially offset by sales and securitizations and the net effects of foreign currency translation. Auto receivables decreased $3.5 billion, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio. Nonearning consumer receivables at year-end 2001 were $1.5 billion, about 2.9% of outstandings, compared with $1.1 billion, about 2.3% of outstandings at year-end 2000. Write-offs of consumer receivables increased to $1.7 billion from $1.3 billion for 2000, reflecting the maturing of private label credit card portfolios and higher personal bankruptcies on credit card loan portfolios in Japan. Consistent with industry trends, consumer delinquency rates increased during 2001.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
CONSOLIDATED TOTAL ASSETS
(In billions)
                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
United States               $206.46    $227.11    $263.78    $277.82    $315.18
International                 97.55     128.82     141.26     159.19     179.84
--------------------------------------------------------------------------------


     Other financing receivables, which totaled $126.5 billion at December 31, 2001, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $28.0 billion during 2001, reflecting increased acquisition and origination growth, partially offset by sales and securitizations. Related nonearning and reduced-earning receivables were $1.7 billion, about 1.4% of outstandings at year-end 2001, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000, reflecting several large bankruptcies and the current economic environment. These receivables are backed by assets and are covered by reserves for probable losses.

     GECS loans and leases to commercial airlines amounted to $21.5 billion at the end of 2001, up from $15.3 billion at the end of 2000. GECS commercial aircraft positions also included financial guarantees, funding commitments, credit and liquidity support agreements and aircraft orders as discussed in note 17.

INTERNATIONAL OPERATIONS

Estimated results of international activities include the results of GE and GECS operations located outside the United States plus all U.S. exports. Certain GECS operations that cannot meaningfully be associated with specific geographic areas are classified as "other international" for this purpose.

     International revenues of $51.4 billion, $53.0 billion and $45.7 billion in 2001, 2000 and 1999, respectively, represented about 41% of consolidated revenues in each year.

CONSOLIDATED INTERNATIONAL REVENUES
                              ---------------------------
(In millions)                    2001      2000     1999
---------------------------------------------------------
Europe                        $23,878   $24,144  $22,919
Pacific Basin                  11,447    12,921    7,879
Americas                        5,507     5,912    5,229
Other                           3,456     2,842    2,136
                              ---------------------------
                               44,288    45,819   38,163
Exports from the U.S. to
   external customers           7,149     7,138    7,513
                              ---------------------------
                              $51,437   $52,957  $45,676
=========================================================

     GE international revenues grew to $28.3 billion in 2001, an increase of $1.6 billion (6%) over 2000. Revenues in 2000 were $26.7 billion, $2.7 billion (11%) higher than in 1999. The increase in 2001 was attributable to sales in operations based outside the United States, which grew 8% to $21.2 billion. European revenues were 16% higher in 2001, led by increases at Power Systems and Medical Systems. Revenues in the Americas (North and South America, except for the United States) increased 6%, reflecting continued growth in both Canadian and Latin American operations. Pacific Basin revenues and total U.S. exports in 2001 were relatively unchanged from 2000.

     GECS international revenues were $23.1 billion in 2001, a decrease of 12% from $26.3 billion in 2000. Revenues in the Pacific Basin decreased 19% in 2001, as 2000 revenues included surrender fee income at GEFA from the planned run-off of restructured insurance policies of Toho. Revenues in Europe decreased 12% in 2001 as acquisition and core growth at Global Consumer Finance were more than offset by reduced premiums earned, associated with a combination of lower origination volume and increased ceded premiums as a result of the events of September 11 at GE Global Insurance Holdings, and reduced revenue associated with the rationalization of certain operations at IT Solutions.


     Consolidated international operating profit was $6.1 billion in 2001, a decrease of 11% over 2000, which was 21% higher than in 1999. Additional information about operating profit by region is provided in note 28.

     Total assets of international operations were $180.0 billion in 2001 (36% of consolidated assets), an increase of 13% over 2000. GECS assets increased 23% in Europe, reflecting a mix of origination and acquisition growth. GECS also achieved significant asset growth at GECAS, which is classified as "other international" in note 28.

ANNUAL REPORT PAGE 58

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

     Financial results of GE international activities reported in U.S. dollars are affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Principal currencies are the euro, the Japanese yen and the Canadian dollar. GE and GECS operations in Europe are all euro-capable as of January 1, 2002.

REGARDING ENVIRONMENTAL MATTERS, GE's operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

     In 2001, GE expended about $52 million for capital projects related to the environment. The comparable amount in 2000 was $48 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices--such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators--at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $55 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions. This is about the same level as recent experience.

     GE also is involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $119 million in 2001, compared with $128 million in 2000. It is presently expected that such remediation actions will require average annual expenditures in the range of $110 million to $150 million over the next two years.

     The U.S. Environmental Protection Agency ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York State. GE's December 31, 2001, Statement of Financial Position includes a liability for the estimated costs of this remediation.

NO RELATED PARTY TRANSACTIONS had a material effect on GE's financial position, cash flows or results of operations. Certain immaterial related party transactions are discussed in the 2001 proxy statement, available from GE.

MANAGEMENT'S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

OVERVIEW

This discussion of financial resources and liquidity addresses the Statement of Financial Position (page 44), Statement of Changes in Share Owners' Equity (page
42) and the Statement of Cash Flows (page 46).

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

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by GEFA and the specialty insurance businesses of GECS in support of obligations to annuitants and policyholders. GE investment securities were $0.9 billion at year-end 2001, a decrease of $0.1 billion from 2000, reflecting decreases in the fair value of equity and corporate debt securities partially offset by additional investments. GECS investment securities were $100.1 billion in 2001, compared with $90.3 billion in 2000. The increase of $9.8 billion resulted from investment of premiums received, reinvestment of investment income, and the addition of securities from acquired companies, partially offset by sales and maturities as well as decreases in the fair value of certain debt and equity securities. See note 9 for further information.

ANNUAL REPORT PAGE 59


WORKING CAPITAL, representing GE cash invested in inventories and receivables from customers less trade payables and progress payments, has improved significantly over the past three years. Working capital declined from an investment of $5.0 billion at the beginning of 1999 to a negative $2.4 billion at the end of 2001 on much higher progress collections from Power Systems customers. As Power Systems completes its orders backlog over the next few years, progress collections of $11.8 billion at December 31, 2001, will be earned, affecting working capital turnover adversely. Nevertheless, working capital performance at the end of this backlog fulfillment period is expected to be improved from January 1, 1999, the result of Six Sigma and Digitization initiatives. Current receivables and inventories, two important elements of working capital, are discussed in the following paragraphs.

CURRENT RECEIVABLES for GE were $9.8 billion at the end of 2001, an increase of $0.1 billion from year-end 2000, and included $5.9 billion due from customers at the end of 2001, compared with $6.3 billion at the end of 2000. Turnover of customer receivables from sales of goods and services was 10.1 in 2001, compared with 10.0 in 2000. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

INVENTORIES for GE were $8.3 billion at December 31, 2001, up $1.1 billion from the end of 2000. GE inventory turnover was 7.9 in 2001, a decrease from 8.5 in 2000, as a result of higher inventories in short-cycle businesses.

     GECS inventories were $270 million and $666 million at December 31, 2001 and 2000, respectively. The decrease in 2001 primarily reflected the rationalization of certain operations at IT Solutions, as well as improved inventory management.

FINANCING RECEIVABLES of GECS were $174.0 billion at year-end 2001, net of allowance for losses, up $30.7 billion over 2000. These receivables are discussed on page 56 and in notes 12 and 13.

INSURANCE RECEIVABLES of GECS were $27.3 billion at year-end 2001, an increase of $3.5 billion. The increase was primarily attributable to increased recoveries under existing retrocession agreements and core growth, partially offset by the planned run-off of assets at Toho (see note 14).

OTHER RECEIVABLES of GECS totaled $13.3 billion at both December 31, 2001 and 2000, and consists primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain trade payable programs), amounts due under operating leases, receivables due on sales of securities and various sundry items.


PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $42.1 billion at December 31, 2001, up $2.1 billion from 2000. GE property, plant and equipment consists of investments for its own productive use, whereas the largest element for GECS is in equipment provided to third parties on operating leases. Details by category of investment are presented in note 15.

     GE expenditures for plant and equipment during 2001 totaled $2.9 billion, compared with $2.5 billion in 2000. Total expenditures for the past five years were $12.2 billion, of which 40% was investment for growth through new capacity and product development; 34% was investment in productivity through new equipment and process improvements; and 26% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

     GECS additions to property, plant and equipment (including equipment leased to others), were $12.6 billion during 2001 ($11.4 billion during 2000), primarily reflecting acquisitions of transportation equipment.

INTANGIBLE ASSETS were $31.6 billion at year-end 2001, up from $27.4 billion at year-end 2000. GE intangibles increased to $12.9 billion from $12.4 billion at the end of 2000, principally as a result of goodwill related to acquisitions by Power Systems and Medical Systems, partially offset by amortization. GECS intangibles increased $3.7 billion to $18.7 billion, reflecting goodwill and other intangibles associated with acquisitions, the largest of which was the acquisition of Heller Financial, partially offset by amortization.

ALL OTHER ASSETS totaled $80.5 billion at year-end 2001, an increase of $6.6 billion from the end of 2000. GE other assets increased $2.0 billion, principally reflecting an increase in the prepaid pension asset partially offset by a decrease in long-term receivables. GECS other assets increased $4.7 billion as a result of additional investments in real estate and associated companies, the recognition of all derivatives at fair value in accordance with SFAS 133, and increases in deferred insurance acquisition costs, partially offset by decreases in "separate accounts" (see note 17).

CONSOLIDATED BORROWINGS aggregated $232.9 billion at December 31, 2001, compared with $201.3 billion at the end of 2000. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital (the major public borrowing entity of GECS) differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

     GE total borrowings were $2.5 billion at year-end 2001 ($1.7 billion short term, $0.8 billion long term), an increase of $0.7 billion from year-end 2000. GE total debt at the end of 2001 equaled 4.3% of total capital, up from 3.3% at the end of 2000.

     GECS total borrowings were $239.9 billion at December 31, 2001, of which $160.8 billion is due in 2002 and $79.1 billion is due in subsequent years. Comparable amounts at the end of 2000 were $205.4 billion in total, $124.0 billion due within one year and $81.4 billion due thereafter. A large portion of

ANNUAL REPORT PAGE 60

GECS borrowings ($117.5 billion and $94.5 billion at the end of 2001 and 2000, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 46 days and 2.37% at the end of 2001, compared with 45 days and 6.43% at the end of 2000. The GE Capital ratio of debt to equity was 7.31 to 1 at the end of 2001 and 7.53 to 1 at the end of 2000.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $114.2 billion, $8.1 billion higher than in 2000. The increase was primarily attributable to the addition of reserves associated with the events of September 11, and growth in deferred annuities and guaranteed investment contracts, partially offset by the planned run-off of policyholder contracts at Toho and decreases in separate accounts. For additional information on these liabilities, see note 19.

INTEREST RATE AND CURRENCY RISK MANAGEMENT is important in the normal business activities of GE and GECS. Derivative financial instruments are used by GE and GECS to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, neither GE nor GECS engages in derivatives trading, derivatives market-making or other speculative activities.

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

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model with all else constant, it is estimated that such an increase, including repricing in the securities portfolio, would reduce the 2002 net earnings of GECS based on year-end 2001 positions by approximately $189 million; the pro forma effect for GE was insignificant. Based on positions at year-end 2000, the pro forma effect on 2001 net earnings of such an increase in interest rates was estimated to be a decrease of approximately $124 million for GECS and was insignificant for GE.

o The geographic distribution of GE and GECS operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2001 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify GE and GECS assets and liabilities denominated in other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, management estimated at year-end 2001 that such a decrease would have an insignificant effect on 2002 earnings of either GE or GECS.

STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

Share owners' equity increased $4.3 billion, $7.9 billion and $3.7 billion in 2001, 2000 and 1999, respectively. The increases were largely attributable to net earnings of $13.7 billion, $12.7 billion and $10.7 billion partially offset by dividends of $6.6 billion, $5.6 billion and $4.8 billion in 2001, 2000 and 1999, respectively.

     Currency translation adjustments reduced equity by $562 million, $1,204 million and $632 million in 2001, 2000 and 1999, respectively. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on GE net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. Over the three-year period, changes in the currency translation adjustment were largely affected by exchange rate changes in the euro and Asian currencies. The euro was relatively unchanged versus the U.S. dollar in 2001 after weakening in 2000 and 1999. Asian currencies weakened in 2001 and 2000 after strengthening in 1999. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of.

     Adoption of SFAS 133 in 2001 reduced equity by $955 million, including $827 million at the date of adoption. Further information about this accounting change is provided in note 1.

STATEMENT OF CASH FLOWS

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows separately.

GE CASH AND EQUIVALENTS aggregated $10.4 billion at the end of 2001, up from $7.2 billion at year-end 2000. GE periodically invests available cash in GECS short-term borrowings. Such amounts are classified as cash equivalents in the GE Statement of Financial Position and amounted to $8.7 billion and $5.1 billion at December 31, 2001 and 2000, respectively. During 2001, GE generated a record

ANNUAL REPORT PAGE 61

$17.2 billion in cash from operating activities, a $1.8 billion increase over 2000 primarily due to the 11% increase in earnings before accounting changes. Of this increase, $200 million is attributable to higher 2001 progress collections, primarily at Power Systems. Excluding progress collections in both 2001 and 2000, cash from operating activities increased 13% in 2001. The 2001 cash generation provided the necessary resources to purchase $3.1 billion of GE common stock under the share repurchase program described below, to pay $6.4 billion in dividends to share owners, to contribute $3.0 billion to GECS, a portion of which was used to partially fund the acquisition of Heller Financial, to invest $2.9 billion in plant and equipment and to make $1.4 billion in acquisitions.

     Operating activities are the principal source of GE's cash flows. Over the past three years, operating activities have provided more than $44 billion of cash. The principal application of this cash was distributions of approximately $24 billion to share owners, both through payment of dividends ($16.3 billion) and through the share repurchase program ($7.2 billion) described below. Other applications included investment in plant and equipment ($7.4 billion), acquisitions ($4.2 billion) and the 2001 capital contribution of $3.0 billion to GECS.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
(In billions)
                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
                              $9.21      $9.64     $10.00     $12.16     $13.75
Progress collections           0.11       0.39       1.77       3.26       3.45
--------------------------------------------------------------------------------


     Under the share repurchase program initiated in December 1994, GE has purchased 1.0 billion shares of GE stock. In December 2001, GE's Board of Directors increased the amount authorized from $22 billion to $30 billion. Funds used for the share repurchase are expected to be generated largely from operating cash flow.

     Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, management believes that GE is in a sound position to complete the share repurchase program, to grow dividends in line with earnings, and to continue making selective investments for long-term growth. Expenditures for plant and equipment are expected to be about $2.3 billion in 2002, principally for productivity and growth.

GECS CASH AND EQUIVALENTS aggregated $7.3 billion at the end of 2001, up from $6.1 billion at year-end 2000. One of the primary sources of cash for GECS is short and long-term borrowings. Over the past three years, GECS borrowings with maturities of 90 days or less have increased by $28.8 billion. New borrowings of $125.2 billion having maturities longer than 90 days were added during those years, while $94.9 billion of such longer-term borrowings were retired. GECS also generated $41.7 billion from operating activities, which benefited in 2001 from an increase in insurance liabilities and reserves, net of an increase in reinsurance recoverables, and a decrease from the planned run-off of policyholder contracts at Toho.

     The principal use of cash by GECS has been investing in assets to grow its businesses. Of the $110.1 billion that GECS invested over the past three years, $42.7 billion was used for additions to financing receivables; $37.5 billion was used to invest in new equipment, principally for lease to others; and $22.2 billion was used for acquisitions of new businesses, the largest of which were Heller Financial and Mellon Leasing in 2001 and Japan Leasing and the credit card operations of JC Penney in 1999.

     With the financial flexibility that comes with excellent credit ratings, management believes that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing GE share owners with good returns.

LIQUIDITY

The major debt-rating agencies evaluate the financial condition of GE and of GE Capital, the major public borrowing entity of GECS, differently because of their distinct business characteristics. Factors that are important to the ratings of both include the following: cash generating ability--including cash generated from operating activities; earnings quality--including revenue growth and the breadth and diversity of sources of income; leverage ratios--such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, as well as other criteria appropriate to GE and GECS individually, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

GLOBAL COMMERCIAL PAPER MARKETS are a primary source of liquidity for GE and GECS. GE Capital is the most widely-held name in those markets, with $117.5 billion and $94.5 billion outstanding at the end of 2001 and 2000, respectively. Money markets are extremely robust. In 2001, GE Capital's commercial paper accounted for only 2.4% of activity with maturities of less than one year in the U.S. market, the largest of the global money markets.

     Management believes that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which management would rely would depend on the nature of such a hypothetical event, but include $33 billion of contractually committed lending agreements with highly-rated global banks, medium and long-term funding, monetization and asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and asset sales. Strength of commercial paper markets and GE Capital's access to those markets was evidenced on and immediately after September 11, when many financial markets were closed, but GE Capital continued to issue commercial paper without interruption.

ANNUAL REPORT PAGE 62

OFF-BALANCE SHEET ARRANGEMENTS are used in the ordinary course of business to achieve improved share owner returns. One of the most common forms of off-balance sheet arrangements is asset securitization. The transactions described below are similar to those used by many financial institutions and are part of an $800 billion annual market for asset-backed commercial paper. GE and GECS use sponsored and third-party entities as well as term execution for securitizations. As part of this program, management considers the relative risks and returns of each alternative and predominantly uses sponsored entities. Management believes these transactions could be readily executed through non-sponsored entities or term securitization at insignificant incremental cost.

     In addition to improved share owner returns, special purpose entities serve as funding sources for a variety of diversified lending and securities transactions, transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers.

     The discussion below and on page 63 describes sponsored special purpose entities, and is organized as follows:

o STRUCTURE of sponsored special purpose entities and of transactions that result in gains on sales and removal of assets from the financial statements. This section describes assets in the entities as well as management prohibitions on certain types of activities.

  o SUPPORT, both financial and operational, provided for special purpose entities. This section describes the potential risks associated with special purpose entities as well as management's measures to control risk and conclusions about its potential significance.

  o ACCOUNTING OUTLOOK for these entities. This section briefly discusses the accounting policy deliberations that have been undertaken recently regarding special purpose entities.

     STRUCTURE. Simply stated, GE and GECS are selling high-quality, low-yield financial assets to highly-rated entities that have financed those purchases using low-cost commercial paper. Because GECS is the sponsor of these entities and guarantees certain of their positions, management believes that the structures warrant a more complete explanation, as follows.

     The first step in the securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities (qualifying entities). Among other criteria, a qualifying entity's activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under generally accepted accounting principles, entities meeting these criteria are not consolidated in the sponsor's financial statements. GE and GECS sell selected financial assets to qualifying entities. Examples include GECS financing and credit card receivables and GE trade receivables. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets owned by GE and GECS.

     Qualifying entities raise cash by issuing beneficial interests--rights to cash flows from the assets--to other GECS-sponsored special purpose entities that issue highly-rated commercial paper to third-party institutional investors. These entities use commercial paper proceeds to obtain beneficial interests in the financial assets of qualifying entities, as well as financial assets originated by multiple third parties. GECS provides credit support for certain of these assets, as well as liquidity support for the commercial paper, as described on page 63. In accordance with its contractual commitments to the entities, GECS rigorously underwrites and services the associated assets, both those originated by GE or GECS, and those originated by other participants. All of the entities' assets serve as collateral for the commercial paper. These entities are not consolidated in the accompanying financial statements. Support activities include credit reviews at acquisition and ongoing review, billing and collection activities--the same support activities that GECS employs for its own financing receivables.

     GECS-sponsored special purpose entities are routinely evaluated by the major credit rating agencies, including monthly reviews of key performance indicators and annual reviews of asset quality. Commercial paper issued by these entities has always received the highest available ratings from the major credit rating agencies and at year-end 2001 was rated A-1+/P-1.

     The following table summarizes receivables held by special purpose entities.

                              ---------------------------
December 31 (In millions)                 2001      2000
---------------------------------------------------------
Receivables--secured by
   Equipment                          $ 12,781   $ 7,993
   Commercial real estate                9,971     7,445
   Other assets                          7,761     6,249
Credit card receivables                  9,470     6,170
Trade receivables                        3,028     3,138
                              ---------------------------
   Total receivables                   $43,011   $30,995
=========================================================
GE assets included in the categories above at year-end
2001 and 2000, respectively, are as follows:
Equipment--$631 million and $269 million; Other
assets--$757 million and $611 million; Trade
receivables--$2,396 million and $1,733 million.
---------------------------------------------------------

     Each of the categories of assets shown in the table above represent portfolios of assets that, in addition to being highly rated, are diversified to avoid concentrations of risk. In each of the first three categories, financing receivables are collateralized by a diverse mix of assets. Examples of assets in each category follow: equipment--loans and leases on manufacturing and transportation equipment; commercial real estate--loans on diversified commercial property; other assets--diversified commercial loans; credit card receivables--more than 23 million individual accounts; trade receivables--balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

ANNUAL REPORT PAGE 63

     In addition to the activities discussed previously, Financial Guaranty Insurance Company (FGIC), a GECS affiliate that is a leader in the municipal bond insurance market, uses special purpose entities that offer municipalities guaranteed investment contracts with interests in high-quality, fixed-maturity, investment grade assets. FGIC actively manages these assets under strict investment criteria and GE Capital also provides certain performance guarantees. Total assets in sponsored FGIC entities amounted to $13.4 billion and $10.2 billion at December 31, 2001 and 2000, respectively.

     None of these special purpose entities or qualifying entities is permitted to hold GE stock and there are no commitments or guarantees that provide for the potential issuance of GE stock. These entities do not engage in speculative activities of any description, are not used to hedge GE or GECS positions, and under GE integrity policies, no GE employee is permitted to invest in any sponsored special purpose entity.

     SUPPORT. Financial support for certain special purpose entities is provided in the following ways.

o Under active liquidity support agreements, GECS has agreed to lend to these entities on a secured basis if (a) certain market conditions render the entities unable to issue new debt instruments, or (b) the entity's credit ratings were reduced below specified levels. The maximum amount of such support for commercial paper outstanding was $43.2 billion at December 31, 2001. Under related unused liquidity support agreements, GECS has made additional liquidity support commitments of $9.4 billion at December 31, 2001, that would be effective upon addition of qualified assets to the entities.

o Under credit support agreements, GECS provides recourse for a maximum of $14.5 billion of credit losses in special purpose entities. $9.1 billion of this support represents full recourse for certain assets; the balance is based on loss-sharing formulas. Assets with credit support are funded by commercial paper that is subject to the liquidity support described above. Potential credit losses are provided for in GE and GECS financial statements based on management's best estimate of probable losses inherent in the portfolio using the same methodology as for owned assets. GECS allowances for losses amounted to $0.7 billion and $0.6 billion at year-end 2001 and 2000, respectively.

o Performance guarantees relate to letters of credit and liquidity support for guaranteed investment contracts and are subject to a maximum of $3.8 billion at December 31, 2001.

Management has extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied both to asset servicing and to activities in the credit markets, management believes that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on GE or GECS operations, cash flows or financial position.

     Sales of securitized assets to special purpose entities result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and an allowance for losses. Securitization sales resulted in gains of $1.3 billion and about $0.5 billion in 2001 and 2000, respectively, and are included in GECS revenues.

     ACCOUNTING OUTLOOK. Various generally accepted accounting principles specify the conditions that GE and GECS observe in not consolidating special purpose entities and qualifying entities. Accounting for special purpose entities is under review by the Financial Accounting Standards Board, and their non-consolidated status may change as a result of those reviews.

     SUMMARY. The special purpose entities described above meet GE's economic objectives for their use while complying with generally accepted accounting principles. In the event that accounting rules change in a way that adversely affects sponsored entities, alternative securitization techniques discussed on page 62 would likely serve as a substitute at insignificant incremental cost.

PRINCIPAL DEBT CONDITIONS that could automatically result in remedies, such as acceleration of GE or GECS debt, are described below.


o If the short-term credit rating of GE Capital or certain special purpose entities previously discussed were to fall below. A-1+/P-1, GE Capital would be required to provide substitute liquidity for those entities or to purchase the outstanding commercial paper. The maximum amount that GE Capital would be required to provide in the event of such a downgrade is $43.2 billion at December 31, 2001.

o If the long-term credit rating of GE Capital or certain special purpose entities previously discussed were to fall below AA-/Aa3, GE Capital would be required to provide substitute credit support or liquidate the special purpose entities. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is $14.5 billion at December 31, 2001.

o If the long-term credit rating of either GE or GECS under certain swap, forward and option contracts falls below A-/A3, certain remedies are required as discussed in note 29.

o If GE Capital's ratio of earnings to fixed charges, which was 1.72 to 1 at the end of 2001 deteriorates to 1.10 to 1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 7.31 to 1 at the end of 2001 exceeds 8 to 1, GE has committed to contribute capital to GE
     Capital. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 2001, and 2000.

o If the GE long-term credit rating were to fall below investment grade (a downgrade of 9 ratings increments), certain special purpose entities with which GE has financing arrangements would have the right to terminate those arrangements potentially requiring $2.5 billion of secured funding.

ANNUAL REPORT PAGE 64

None of these conditions has been met in GE or GECS history, and management believes that under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on GE and GECS operations, cash flows or financial position.

TIMING OF CONTRACTUAL COMMITMENTS at GE and GECS, related to leases and debt, follow.

------------------------------------------------------------------------------
(In billions)            2002        2003        2004        2005        2006
------------------------------------------------------------------------------
GE                     $  2.2      $  0.5      $  0.5      $  0.3      $  0.3
GECS
   Commercial paper      117.5         --          --          --          --
   Other                  44.4        26.4       15.2        10.5         6.9
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA summarized on the following page are divided into three sections: upper portion--consolidated data; middle portion--GE data that reflect various conventional measurements for such enterprises; and lower portion--GECS data that reflect key information pertinent to financial services businesses.

GE'S TOTAL RESEARCH AND DEVELOPMENT expenditures were $2,349 million in 2001, up 7% over 2000, which was 9% higher than 1999. In 2001, expenditures from GE's own funds were $1,980 million, an increase of 6% over 2000, reflecting continuing research and development work related to new product, service and process technologies. Product technology efforts in 2001 included continuing development work on the next generation of gas turbines, further advances in state-of-the-art diagnostic imaging technologies, and development of more fuel-efficient, cost-effective aircraft engine designs. Services technologies include advances in diagnostic applications, including remote diagnostic capabilities related to repair and maintenance of medical equipment, aircraft engines, power generation equipment and locomotives. Process technologies provided improved product quality and performance and increased capacity for manufacturing engineered materials. Expenditures funded by customers (mainly the U.S. government) were $369 million in 2001, up $43 million from 2000.


GE'S TOTAL BACKLOG of firm unfilled orders at the end of 2001 was $47.4 billion, an increase of 7% over 2000, reflecting strong double-digit growth at Power Systems, Medical Systems and Transportation Systems, partially offset by lower backlog at Aircraft Engines. Of the total, $38.9 billion related to products, of which 70% was scheduled for delivery in 2002. Product services orders, included in this reported backlog for only the succeeding 12 months, were $8.4 billion at the end of 2001. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to penalties. See Segment Operations beginning on page 50 for further information.

                                  [GRAPH HERE]
--------------------------------------------------------------------------------
GE SHARE PRICE ACTIVITY
(In dollars)
                               1997       1998       1999       2000       2001
--------------------------------------------------------------------------------
High                         $25.52     $34.65     $53.17     $60.50     $52.90
Low                           15.98      23.00      31.42      41.67      28.25
Close                         24.46      34.00      51.58      47.94      40.08
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of GE's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

LOSSES ON FINANCING RECEIVABLES are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral value, and the present and expected levels of interest rates. GECS exposure to losses on financing receivables at year-end 2001 was approximately $193 billion, including credit support for special purpose entities, against which an allowance for losses of approximately $5.5 billion was provided. An analysis of changes in the allowance for losses is provided on page 56 which discusses financing receivable portfolio quality. While losses depend to a large degree on future economic conditions, management does not forecast significant adverse credit development in 2002. Further information is provided in notes 1, 12 and 13.

                                      F-25
ANNUAL REPORT PAGE 65

SELECTED FINANCIAL DATA


                                                            --------------------------------------------------
(Dollar amounts in millions; per-share amounts in dollars)       2001       2000      1999      1998     1997
--------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
   Revenues                                                 $ 125,913   $129,853  $111,630  $100,469   $90,840
   Earnings before accounting changes                          14,128     12,735    10,717     9,296     8,203
   Cumulative effect of accounting changes                       (444)      --        --        --        --
   Net earnings                                                13,684     12,735    10,717     9,296     8,203
   Dividends declared                                           6,555      5,647     4,786     4,081     3,535
   Earned on average share owners' equity excluding
     effect of accounting changes                                27.1%     27.5%      26.8%     25.7%     25.0%
   Per share
     Earnings before accounting changes--diluted            $    1.41   $   1.27  $   1.07  $   0.93   $  0.82
     Cumulative effect of accounting changes--diluted           (0.04)      --          --        --       --
     Earnings--diluted                                           1.37       1.27      1.07      0.93      0.82
     Earnings before accounting changes--basic                   1.42       1.29      1.09      0.95      0.83
     Cumulative effect of accounting changes--basic             (0.04)      --          --        --       --
     Earnings--basic                                             1.38       1.29      1.09      0.95      0.83
     Dividends declared                                          0.66       0.57      0.48 2/3  0.41 2/3  0.36
     Stock price range                                          52.90      60.50     53.17     34.65     25.52
                                                               -28.25     -41.67    -31.42    -23.00    -15.98
     Year-end closing stock price                               40.08      47.94     51.58     34.00     24.46
   Total assets                                               495,023    437,006   405,200   355,935   304,012
   Long-term borrowings                                        79,806     82,132    71,427    59,663    46,603
   Shares outstanding--average (in thousands)               9,932,245  9,897,110 9,833,478 9,806,995 9,824,075
   Share owner accounts--average                              625,000    597,000   549,000   534,000   509,000
==============================================================================================================
GE DATA
   Short-term borrowings                                    $   1,722   $    940  $  2,245  $  3,466   $ 3,629
   Long-term borrowings                                           787        841       722       681       729
   Minority interest                                              948        968       823       816       569
   Share owners' equity                                        54,824     50,492    42,557    38,880    34,438
                                                            --------------------------------------------------
     Total capital invested                                 $  58,281   $ 53,241  $ 46,347  $ 43,843   $39,365
                                                            ==================================================
   Return on average total capital invested                      27.0%      27.4%     25.8%     23.9%     23.6%
   Borrowings as a percentage of total capital invested
     excluding effect of accounting changes                       4.3%       3.3%      6.4%      9.5%     11.1%
   Working capital (a)                                      $  (2,398)  $    799  $  3,922  $  5,038   $ 5,990
   Additions to property, plant and equipment                   2,876      2,536     2,036     2,047     2,191
   Employees at year end
     United States                                            125,000    131,000   124,000   125,000   128,000
     Other countries                                           94,000     92,000    86,000    82,000    81,000
                                                            --------------------------------------------------
     Total employees                                          219,000    223,000   210,000   207,000   209,000
==============================================================================================================
GECS DATA
   Revenues                                                 $  58,353   $ 66,177  $ 55,749  $ 48,694   $39,931
   Earnings before accounting changes                           5,586      5,192     4,443     3,796     3,256
   Cumulative effect of accounting changes                       (169)      --        --        --        --
   Net earnings                                                 5,417      5,192     4,443     3,796     3,256
   Share owner's equity                                        28,590     23,022    20,321    19,727    17,239
   Minority interest                                            4,267      3,968     4,391     3,459     3,113
   Borrowings from others                                     239,935    205,371   200,025   172,200   141,263
Ratio of debt to equity at GE Capital                          7.31:1     7.53:1    8.44:1    7.86:1    7.45:1
Total assets                                                $ 425,484   $370,636  $345,018  $303,297  $255,408
Insurance premiums written                                     15,843     16,461    13,624    11,865     9,396
Employees at year end
  United States (b)                                            33,000     37,000    43,000    38,000    37,000
  Other countries                                              58,000     53,000    57,000    48,000    30,000
                                                            --------------------------------------------------
     Total employees                                           91,000     90,000   100,000    86,000    67,000
==============================================================================================================
Transactions between GE and GECS have been eliminated from the consolidated information.

(a) Working capital is defined as the sum of receivables from the sales of goods and services plus inventories less trade accounts payable and progress collections.

(b)  Excludes employees of Montgomery Ward in 1999.

ANNUAL REPORT PAGE 66

IMPAIRMENT OF INVESTMENT SECURITIES results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. GECS investment securities amounted to approximately $100 billion at year-end 2001. Gross unrealized gains and losses included in that carrying amount related to debt securities were $1.9 billion and $2.3 billion, respectively. Gross unrealized gains and losses on equity securities were $0.2 billion and $0.4 billion, respectively. Of those securities whose carrying amount exceeds fair value at year-end 2001, and based on application of GE's accounting policy for impairment, approximately $600 million of portfolio value is at risk of being charged to earnings in 2002. GECS actively performs comprehensive market research, monitors market conditions and segments its investments by credit risk in order to minimize impairment risks. Further information is provided in notes 1 and 9 and on page 58, which discusses the investment securities portfolio.

REVENUE RECOGNITION ON LONG-TERM AGREEMENTS to provide product services (product services agreements) requires estimates of profits over the entire terms of such agreements, considering factors such as the frequency and extent of future maintenance events, cost of personnel, material and other resources required to perform the services, and future cost changes. GE management routinely reviews estimates under product services agreements; such estimates are regularly revised to adjust for changes in outlook. Revisions that affect a product services agreement's total estimated profitability will also result in an immediate adjustment of earnings. Management regularly assesses customer credit risk inherent in the carrying amounts of contract costs and estimated earnings and provides for losses when they are incurred. Such carrying amounts for product services agreements in progress at December 31, 2001 and 2000, were $2.3 billion and $1.7 billion, respectively. Adjustments to earnings resulting from revisions to estimates on product services agreements have been insignificant for each of the years in the three-year period ended December 31, 2001.


INSURANCE LIABILITIES AND RESERVES differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) also is based on approved actuarial techniques, but necessarily includes assumptions about mortality, lapse rates and future yield on related investments. GECS insurance liabilities, reserves and annuity benefits totaled $114.2 billion at year-end 2001. Of that total, approximately $27.2 billion related to unpaid claims and claims adjustment expenses for short-duration insurance coverage. As discussed on page 56, there has been a recent shift in the source of adverse loss development away from property to liability coverage. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. The potential for further adverse loss development in these areas is highly uncertain. Further information about insurance liabilities is provided in note 19.

OTHER LOSS CONTINGENCIES are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

OTHER SIGNIFICANT ACCOUNTING POLICIES, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in GE's accounting policies, outcomes cannot be predicted with confidence. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ANNUAL REPORT PAGE 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements represent the adding together of all affiliates-companies that General Electric Company directly or indirectly controls. Results of associated companies-generally companies that are 20% to 50% owned and over which General Electric Company, directly or indirectly, has significant influence-are included in the financial statements on a "one-line" basis.

FINANCIAL STATEMENT PRESENTATION. Financial data and related measurements are presented in the following categories:

o GE. This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

o GECS. This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Global Insurance Holdings Corporation (GE Global Insurance Holdings), the parent of Employers Reinsurance Corporation. GE Capital, GE Global Insurance Holdings and their respective affiliates are consolidated in the GECS columns and constitute its business.

o    CONSOLIDATED. This represents the adding together of GE and GECS.

The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are not material.

     Certain prior-year amounts have been reclassified to conform to the 2001 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

SALES OF GOODS AND SERVICES. Sales of goods are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales of services are recorded when performed in accordance with contracts. For long-term product services agreements, estimated profit rates are used to record sales as work is performed. Estimates are subject to change and may result in adjustments to margins. Losses, if any, are provided for when probable. For contracts that contain multiple products and/or services, amounts assigned to each component are based on its objectively determined fair value, such as the sales price for the component when it is sold separately or competitor prices for similar components.

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

     Income from investment and insurance activities is discussed on page 68.

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

ANNUAL REPORT PAGE 68

CASH AND EQUIVALENTS. Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

INVESTMENT SECURITIES. Investments in debt and marketable equity securities are reported at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in share owners' equity, net of applicable taxes and other adjustments. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

ACCOUNTING CHANGES. At January 1, 2001, GE and GECS adopted Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. Under SFAS 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are

ANNUAL REPORT PAGE 69

recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Further information about derivatives and hedging is provided in note 29.

     The cumulative effect of adopting this accounting change at January 1, 2001, was as follows:

                                                                   Share owners'
(In millions)                                    Earnings (a)            equity
--------------------------------------------------------------------------------
Adjustment to fair value of derivatives             $(502)              $(1,340)
Income tax effects                                    178                   513
                                                    -----               -------
Total                                               $(324)              $  (827)
================================================================================
The earnings per share effect was $0.03.

(a)  For earnings effect, amount shown is net of adjustment to hedged items.
--------------------------------------------------------------------------------

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

     In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on accounting for impairment of retained beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million ($0.01 per share).

     These accounting changes did not involve cash, and management expects that they will have no more than a modest effect on future results.

2 GE OTHER INCOME

(In millions)                                        2001       2000       1999
                                                    -----      -----      -----
Residual licensing and royalty income               $  75      $  65      $  67
Associated companies                                 (106)      (111)        (1)
Marketable securities and bank deposits               184         55        105
Customer financing                                     11         22         17
Other items                                           269        467        668
                                                    -----      -----      -----
                                                    $ 433      $ 498      $ 856
================================================================================

     Other income in 1999 included a gain of $388 million related to the contribution of certain of NBC's media properties to NBC Internet (NBCi), a former publicly-traded company, in exchange for a noncontrolling interest in NBCi. Assets contributed by NBC included its 100% interest in NBC.com, NBC-IN.com and VideoSeeker.com as well as a 10% interest in a fourth property, CNBC.com.

3 GECS REVENUES FROM SERVICES

(In millions)                                   2001          2000          1999
                                             -------       -------       -------
Time sales, loan and other income (a)        $22,150       $22,326       $18,209
Operating lease rentals                        6,088         6,183         6,022
Financing leases                               4,261         3,688         3,587
Investment income                              6,593         8,479         6,243
Premium and commission income of insurance
   businesses                                 15,634        16,093        12,948
                                             -------       -------       -------
                                             $54,726       $56,769       $47,009
================================================================================

(a) Includes gains on sales of financial assets through securitizations of $1,327 million in 2001, compared with $489 million in 2000, which was approximately the same as the 1999 amount.
--------------------------------------------------------------------------------

                                      F-30
ANNUAL REPORT PAGE 70

     For insurance businesses, the effects of reinsurance on premiums written and premium and commission income were as follows:


(In millions)                                  2001          2000          1999
                                           --------      --------      --------
PREMIUMS WRITTEN
Direct                                     $  9,958      $  9,390      $  7,382
Assumed                                       9,603         9,552         8,520
Ceded                                        (3,718)       (2,481)       (2,278)
                                           --------      --------      --------
                                           $ 15,843      $ 16,461      $ 13,624
                                           --------      --------      --------
PREMIUM AND COMMISSION INCOME
Direct                                     $  9,912      $  9,026      $  7,002
Assumed                                       9,471         9,643         8,460
Ceded                                        (3,749)       (2,576)       (2,514)
                                           --------      --------      --------
                                           $ 15,634      $ 16,093      $ 12,948
================================================================================

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $5,863 million, $3,232 million and $2,648 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4 SUPPLEMENTAL COST INFORMATION

Total expenditures for research and development were $2,349 million, $2,193 million and $2,017 million in 2001, 2000 and 1999, respectively. The Company-funded portion aggregated $1,980 million in 2001, $1,867 million in 2000 and $1,667 million in 1999.

     Rental expense under operating leases is shown below.


(In millions)                               2001            2000            1999
                                           -----           -----           -----
GE                                        $  694          $  648          $  607
GECS                                       1,006           1,176           1,067
================================================================================

     At December 31, 2001, minimum rental commitments under noncancelable operating leases aggregated $2,608 million and $5,179 million for GE and GECS, respectively. Amounts payable over the next five years follow.


(In millions)                   2002       2003       2004       2005       2006
                                ----       ----       ----       ----       ----
GE                              $519       $410       $328       $277       $228
GECS                             997        680        601        636        407
================================================================================

     GE's selling, general and administrative expense totaled $8,637 million in 2001, $8,392 million in 2000 and $7,732 million in 1999. Insignificant amounts of interest were capitalized by GE and GECS in 2001, 2000 and 1999.


5 RETIREE HEALTH AND LIFE BENEFITS

GE and its affiliates sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan (see note 6) with 10 or more years of service. Retirees share in the cost of healthcare benefits. Benefit provisions are subject to collective bargaining. These plans cover approximately 250,000 retirees and dependents.

     The effect on operations of principal retiree benefit plans is shown in the following table.

EFFECT ON OPERATIONS

(In millions)                                      2001        2000        1999
                                                  -----       -----       -----
Expected return on plan assets                    $(185)      $(178)      $(165)
Service cost for benefits earned                    191         165         107
Interest cost on benefit obligation                 459         402         323
Prior service cost                                   90          49           8
Net actuarial loss recognized                        60          40          45
                                                  -----       -----       -----
Total cost                                        $ 615       $ 478       $ 318
================================================================================

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. GE funds retiree life insurance benefits at its discretion.

     Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION (APBO)
(In millions)                                               2001           2000
                                                         -------        -------
Balance at January 1                                     $ 6,422        $ 4,926
Service cost for benefits earned                             191            165
Interest cost on benefit obligation                          459            402
Participant contributions                                     30             25
Plan amendments                                               --            948
Actuarial loss                                               287            534
Benefits paid                                               (593)          (578)
                                                         -------        -------
Balance at December 31 (a)                               $ 6,796        $ 6,422
================================================================================
(a) The APBO for the health plans was $4,965 million and $4,688 million at year-end 2001 and 2000, respectively.
--------------------------------------------------------------------------------

ANNUAL REPORT PAGE 71

     Changes in the fair value of assets for retiree benefit plans follow.

FAIR VALUE OF ASSETS
(In millions)                                             2001             2000
                                                       -------          -------

Balance at January 1                                   $ 2,031          $ 2,369
Actual return on plan assets                              (163)             (85)
Employer contributions                                     466              300
Participant contributions                                   30               25
Benefits paid                                             (593)            (578)
                                                       -------          -------
Balance at December 31                                 $ 1,771          $ 2,031
================================================================================

     Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented 6.4% and 6.9% of trust assets at year-end 2001 and 2000, respectively.

     GE recorded assets and liabilities for retiree benefit plans are as follows:

RETIREE BENEFIT ASSET/(LIABILITY)
December 31 (In millions)                                  2001            2000
                                                        -------         -------
Funded status (a)                                       $(5,025)        $(4,391)
Unrecognized prior service cost                             909             999
Unrecognized net actuarial loss                           1,393             818
                                                        -------         --------
Net liability recognized                                $(2,723)        $(2,574)
                                                        =======         ========
Amounts recorded in the Statement
   of Financial Position:
      Prepaid retiree life plans asset                  $    66         $     8
      Retiree health plans liability                     (2,789)         (2,582)
                                                        -------         --------
Net liability recognized                                $(2,723)        $(2,574)
================================================================================
(a) Fair value of assets less APBO, as shown in the preceding tables.
--------------------------------------------------------------------------------

ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal retiree benefit plans follow.

ACTUARIAL ASSUMPTIONS
December 31                                       2001        2000         1999
                                                  ----        ----         ----
Discount rate                                     7.25%        7.5%        7.75%
Compensation increases                             5.0         5.0          5.0
Healthcare cost trend (a)                         11.6        10.0          9.0
Return on assets for the year (b)                  9.5         9.5          9.5
================================================================================
(a) For 2001, gradually declining to 5.0% after 2009.
(b) For 2002, the return on assets actuarial assumption will be 8.5%.
--------------------------------------------------------------------------------

     Increasing or decreasing the healthcare cost trend rates by one percentage point would have had an insignificant effect on the December 31, 2001, accumulated postretirement benefit obligation and the annual cost of retiree health plans.

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

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

     The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. The GE Pension Plan covers approximately 503,000 participants, including 141,000 employees, 164,000 former employees with vested rights to future benefits, and 198,000 retirees and beneficiaries receiving benefits.

     The GE Supplementary Pension Plan is a pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.
     Details of the effect on operations of principal pension plans, and the total effect on cost of postretirement benefit plans, follow.

EFFECT ON OPERATIONS
(In millions)                                      2001        2000        1999
                                                -------     -------     -------
Expected return on plan assets                  $ 4,327     $ 3,754     $ 3,407
Service cost for benefits earned (a)               (884)       (780)       (693)
Interest cost on benefit obligation              (2,065)     (1,966)     (1,804)
Prior service cost                                 (244)       (237)       (151)
SFAS 87 transition gain                              --         154         154
Net actuarial gain recognized                       961         819         467
                                                -------     -------     -------
Income from pensions                              2,095       1,744       1,380
                                                -------     -------     -------
Retiree benefit plans cost (note 5)                (615)       (478)       (318)
                                                -------     -------     -------
Net cost reductions from
   postretirement benefit plans                 $ 1,480     $ 1,266     $ 1,062
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

ANNUAL REPORT PAGE 72

     Changes in the projected benefit obligation for principal pension plans follow.

PROJECTED BENEFIT OBLIGATION (PBO)

(In millions)                                              2001            2000
                                                       --------        --------

Balance at January 1                                   $ 28,535        $ 25,522
Service cost for benefits earned (a)                        884             780
Interest cost on benefit obligation                       2,065           1,966
Participant contributions                                   141             140
Plan amendments                                              --           1,155
Actuarial loss (b)                                          889             970
Benefits paid                                            (2,091)         (1,998)
                                                       --------        --------
Balance at December 31                                 $ 30,423        $ 28,535
================================================================================
(a) Net of participant contributions.
(b) Principally associated with discount rate changes.
--------------------------------------------------------------------------------

     Changes in the fair value of assets for principal pension plans follow.

FAIR VALUE OF ASSETS
(In millions)                                            2001              2000
                                                     --------          --------
Balance at January 1                                 $ 49,757          $ 50,243
Actual return on plan assets                           (2,876)            1,287
Employer contributions                                     75                85
Participant contributions                                 141               140
Benefits paid                                          (2,091)           (1,998)
                                                     --------          --------
Balance at December 31                               $ 45,006          $ 49,757
================================================================================

     Plan assets are held in trust and consist mainly of common stock and fixed-income investments. GE common stock represented 8.6% and 9.2% of trust assets at year-end 2001 and 2000, respectively.

     GE recorded assets and liabilities for principal pension plans are as follows:

PREPAID PENSION ASSET/(LIABILITY)
December 31 (In millions)                                    2001          2000
                                                         --------      --------
Funded status (a)                                        $ 14,583      $ 21,222
Unrecognized prior service cost                             1,373         1,617
Unrecognized net actuarial gain                            (3,541)      (12,594)
                                                         --------      --------
Net asset recognized                                     $ 12,415      $ 10,245
                                                         ========      ========
Amounts recorded in the Statement of
   Financial Position:
      Prepaid pension asset                              $ 13,740      $ 11,377
      Supplementary Pension Plan liability                 (1,325)       (1,132)
                                                         --------      --------
      Net asset recognized                               $ 12,415      $ 10,245
================================================================================
(a) Fair value of assets less PBO, as shown in the preceding tables.
--------------------------------------------------------------------------------

ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal pension plans follow.

ACTUARIAL ASSUMPTIONS
December 31                                       2001        2000         1999
                                                  ----        ----         ----
Discount rate                                     7.25%        7.5%        7.75%
Compensation increases                             5.0         5.0          5.0
Return on assets for the year (a)                  9.5         9.5          9.5
================================================================================
(a) For 2002, the return on assets actuarial assumption will be 8.5%.
--------------------------------------------------------------------------------

     Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, are amortized over the average future service period of employees.

ANNUAL REPORT PAGE 73

7 PROVISION FOR INCOME TAXES

(In millions)                                   2001          2000          1999
                                              ------        ------        ------
GE
Current tax expense                           $3,632        $3,331        $2,555
Deferred tax expense from
   temporary differences                         561           468           652
                                              ------        ------        ------
                                               4,193         3,799         3,207
                                              ------        ------        ------
GECS
Current tax expense                              517         1,229           806
Deferred tax expense from
   temporary differences                         863           683           847
                                              ------        ------        ------
                                               1,380         1,912         1,653
                                              ------        ------        ------
CONSOLIDATED
Current tax expense                            4,149         4,560         3,361
Deferred tax expense from
   temporary differences                       1,424         1,151         1,499
                                              ------        ------        ------
                                              $5,573        $5,711        $4,860
================================================================================

     GE includes GECS in filing a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return.

     Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of $2,514 million, $3,005 million and $1,632 million in 2001, 2000 and 1999, respectively, and amounts applicable to non-U.S. jurisdictions of $1,225 million, $1,246 million and $1,399 million in 2001, 2000 and 1999, respectively. Consolidated deferred tax expense related to U.S. federal income taxes was $1,455 million, $1,095 million and $1,475 million in 2001, 2000 and 1999, respectively.

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

     Consolidated U.S. income before taxes and cumulative effect of accounting changes was $13.9 billion in 2001, $12.9 billion in 2000 and $11.3 billion in 1999. The corresponding amounts for non-U.S.-based operations were $5.8 billion in 2001, $5.5 billion in 2000 and $4.3 billion in 1999.

     A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided below.


RECONCILIATION OF U.S. FEDERAL STATUTORY TAX RATE TO ACTUAL RATE

                                                         CONSOLIDATED                  GE                        GECS
                                                  -------------------------  ----------------------     ----------------------
                                                  2001     2000     1999     2001     2000     1999     2001     2000     1999
                                                  ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory U.S. federal income tax rate            35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%
Increase (reduction) in rate resulting from:
   Inclusion of after-tax earnings of GECS in
      before-tax earnings of GE                     --       --       --    (10.7)   (11.0)   (11.2)      --       --       --
   Amortization of goodwill                        1.0      1.1      1.1      0.8      0.7      0.8      0.9      1.1      1.0
   Tax-exempt income                              (1.3)    (1.5)    (1.7)      --       --       --     (3.8)    (4.0)    (4.4)
   Tax on international activities including
      exports                                     (5.4)    (4.9)    (4.2)    (3.2)    (3.0)    (2.6)    (6.7)    (5.8)    (4.8)
   Americom/Rollins goodwill                      (1.1)      --       --       --       --       --     (3.2)      --       --
   All other-net                                   0.1      1.3      1.0      1.0      1.3      1.0     (2.4)     0.6      0.3
                                                  ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                  (6.7)    (4.0)    (3.8)   (12.1)   (12.0)   (12.0)   (15.2)    (8.1)    (7.9)
                                                  ----     ----     ----     ----     ----     ----     ----     ----     ----
Actual income tax rate                            28.3%    31.0%    31.2%    22.9%    23.0%    23.0%    19.8%    26.9%    27.1%
===============================================================================================================================

ANNUAL REPORT PAGE 74

8 EARNINGS PER SHARE INFORMATION

                                                           2001               2000              1999
                                                  ------------------    ----------------  ----------------
(In millions; per-share amounts in dollars)        Diluted     Basic    Diluted    Basic  Diluted    Basic
----------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Earnings before accounting changes                $ 14,128   $ 14,128   $12,735  $12,735  $10,717  $10,717
Dividend equivalents-net of tax                         12         --        11       --        8       --
                                                  --------   --------   -------  -------  -------  -------
Earnings before accounting changes
   for per-share calculation                        14,140     14,128    12,746   12,735   10,725   10,717
Cumulative effect of accounting changes               (444)      (444)       --       --       --       --
                                                  --------   --------   -------  -------  -------  -------
Net earnings available for per-share calculation  $ 13,696   $ 13,684   $12,746  $12,735  $10,725  $10,717
                                                  --------   --------   -------  -------  -------  -------
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding                9,932      9,932     9,897    9,897    9,833    9,833
Employee compensation-related shares,
   including stock options                             120         --       160       --      163       --
                                                  --------   --------   -------  -------  -------  -------
Total average equivalent shares                     10,052      9,932    10,057    9,897    9,996    9,833
                                                  --------   --------   -------  -------  -------  -------
PER-SHARE AMOUNTS
Earnings before accounting changes                $   1.41   $   1.42   $  1.27  $  1.29  $  1.07  $  1.09
Cumulative effect of accounting changes              (0.04)     (0.04)       --       --       --       --
                                                  --------   --------   -------  -------  -------  -------
Net earnings per share                            $   1.37   $   1.38   $  1.27  $  1.29  $  1.07  $  1.09
==========================================================================================================


9 INVESTMENT SECURITIES

                                          2001                                          2000
                        ------------------------------------------   -------------------------------------------
                                      Gross       Gross                             Gross      Gross
                       Amortized unrealized  unrealized  Estimated   Amortized unrealized unrealized   Estimated
                            cost      gains      losses fair value        cost      gains     losses  fair value
                        -------- ----------  ---------- ----------   --------- ---------- ----------  ----------
GE SECURITIES
Debt-U.S. corporate     $    350    $    99   $      --   $    449     $   364    $   209   $     --     $   573
Equity                       412         47         (29)       430         316        266       (146)        436
                        --------    -------   ---------   --------     -------    -------   --------     -------
                             762        146         (29)       879         680        475       (146)      1,009
                        --------    -------   ---------   --------     -------    -------   --------     -------
GECS SECURITIES
Debt
   U.S. corporate         47,391        880      (1,626)    46,645      39,078        459     (1,282)     38,255
   State and municipal    12,518        180        (136)    12,562      13,272        499       (139)     13,632
   Mortgage-backed        16,442        424         (90)    16,776      13,683        323       (160)     13,846
   Corporate-non-U.S      13,088        232        (277)    13,043      12,640        374       (168)     12,846
   Government-non-U.S      6,104        183        (124)     6,163       5,059        104       (108)      5,055
   U.S. government and
      federal agency       1,233         25         (32)     1,226       2,106         15        (42)      2,079
Equity                     3,926        178        (381)     3,723       4,392        703       (478)      4,617
                        --------    -------   ---------   --------     -------    -------   --------     -------
                         100,702      2,102      (2,666)   100,138      90,230      2,477     (2,377)     90,330
                        --------    -------   ---------   --------     -------    -------   --------     -------
                        $101,464    $ 2,248   $  (2,695)  $101,017     $90,910    $ 2,952   $ (2,523)    $91,339
================================================================================================================
A substantial portion of mortgage-backed securities shown in the table above are collateralized by U.S.
residential mortgages.
----------------------------------------------------------------------------------------------------------------

ANNUAL REPORT PAGE 75

CONTRACTUAL   MATURITIES  OF  GECS  INVESTMENT  IN  DEBT  SECURITIES  (EXCLUDING
MORTGAGE-BACKED SECURITIES)

                                                    Amortized          Estimated
(In millions)                                            cost         fair value
                                                    ---------         ----------
Due in
   2002                                               $ 5,184            $ 5,244
   2003-2006                                           17,382             17,293
   2007-2011                                           20,858             20,600
   2012 and later                                      36,910             36,502
================================================================================
It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
--------------------------------------------------------------------------------

     Supplemental information about gross realized gains and losses of investment securities follows.

(In millions)                              2001            2000            1999
                                        -------         -------         -------
GE
Gains                                   $   236         $     8         $    24
Losses                                     (100)            (76)             --
                                        -------         -------         -------
   Net                                      136             (68)             24
                                        -------         -------         -------
GECS
Gains (a)                                 1,800           3,581           1,406
Losses                                     (838)           (714)           (484)
                                        -------         -------         -------
   Net                                      962           2,867             922
                                        -------         -------         -------
                                        $ 1,098         $ 2,799         $   946
================================================================================
(a) Includes $1,366 million, in 2000, from the sale of GECS investment in common stock of Paine Webber Group, Inc. Proceeds from securities sales amounted to $39,950 million in 2001, $24,748 million in 2000 and $18,521 million in 1999.
--------------------------------------------------------------------------------

10 GE CURRENT RECEIVABLES

December 31 (In millions)                                  2001            2000
                                                       --------        --------
Aircraft Engines                                       $  1,976        $  1,840
Appliances                                                  341             327
Industrial Products and Systems                           1,140           1,246
Materials                                                 1,008           1,126
NBC                                                         335             384
Power Systems                                             3,587           3,668
Technical Products and Services                           1,341           1,128
Corporate items and eliminations                            439             358
                                                       --------        --------
                                                         10,167          10,077
Less allowance for losses                                  (362)           (350)
                                                       --------        --------
                                                       $  9,805        $  9,727
================================================================================

     Receivables balances at December 31, 2001 and 2000, before allowance for losses, included $5,893 million and $6,323 million, respectively, from sales of goods and services to customers, and $447 million and $233 million, respectively, from transactions with associated companies.

     Current receivables of $270 million at year-end 2001 and $227 million at year-end 2000 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is GE's largest single customer. About 4%, 3% and 4% of GE's sales of goods and services were to the U.S. government in 2001, 2000 and 1999, respectively.

11 INVENTORIES

December 31 (In millions)                                  2001            2000
                                                        -------         -------
GE
Raw materials and work in process                       $ 4,708         $ 4,134
Finished goods                                            3,951           3,614
Unbilled shipments                                          312             243
                                                        -------         -------
                                                          8,971           7,991
Less revaluation to LIFO                                   (676)           (845)
                                                        -------         -------
                                                          8,295           7,146
                                                        -------         -------
GECS
Finished goods                                              270             666
                                                        -------         -------
                                                        $ 8,565         $ 7,812
================================================================================

     LIFO revaluations decreased $169 million in 2001, compared with decreases of $82 million in 2000 and $84 million in 1999. Included in these changes were decreases of $8 million, $6 million and $4 million in 2001, 2000 and 1999, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years. As of December 31, 2001, GE is obligated to acquire certain raw materials at market prices through the year 2016 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

ANNUAL REPORT PAGE 76

12 GECS FINANCING RECEIVABLES (INVESTMENTS IN TIME SALES, LOANS AND FINANCING LEASES)


December 31 (In millions)                                  2001            2000
                                                      ---------       ---------
TIME SALES AND LOANS
Consumer services                                     $  45,741       $  43,954
Specialized financing                                    16,913          14,567
Mid-market financing                                     57,600          35,436
Equipment management                                      2,391           1,385
Other                                                        41             928
                                                      ---------       ---------
                                                        122,686          96,270
                                                      ---------       ---------
INVESTMENT IN FINANCING LEASES
Direct financing leases                                  49,412          46,186
Leveraged leases                                          6,735           4,877
                                                      ---------       ---------
                                                         56,147          51,063
                                                      ---------       ---------
                                                        178,833         147,333
Less allowance for losses (note 13)                      (4,801)         (4,034)
                                                      ---------       ---------
                                                      $ 174,032       $ 143,299
================================================================================

     Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 2001 and 2000, commercial real estate loans and leases of $25,466 million and $21,329 million, respectively, were included in either financing receivables or GECS insurance receivables. Note 17 contains information on airline loans and leases.

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


NET INVESTMENT IN FINANCING LEASES

                                                    Total                 Direct
                                              financing leases      financing leases       Leveraged leases
                                            -------------------   -------------------   -------------------
December 31 (In millions)                       2001       2000       2001       2000       2001       2000
                                            --------   --------   --------   --------   --------   --------
Total minimum lease payments receivable     $ 83,316   $ 74,960   $ 53,870   $ 50,556   $ 29,446   $ 24,404
Less principal and interest on third-party
   nonrecourse debt                          (22,588)   (19,773)        --         --    (22,588)   (19,773)
                                            --------   --------   --------   --------   --------   --------
      Net rentals receivable                  60,728     55,187     53,870     50,556      6,858      4,631
Estimated unguaranteed residual value of
   leased assets                               8,996      7,314      5,544      4,602      3,452      2,712
Less deferred income                         (13,577)   (11,438)   (10,002)    (8,972)    (3,575)    (2,466)
                                            --------   --------   --------   --------   --------   --------
INVESTMENT IN FINANCING LEASES
   (AS SHOWN ABOVE)                           56,147     51,063     49,412     46,186      6,735      4,877
Less amounts to arrive at net investment
   Allowance for losses                         (679)      (646)      (606)      (558)       (73)       (88)
   Deferred taxes                             (9,168)    (8,408)    (4,643)    (4,496)    (4,525)    (3,912)
                                            --------   --------   --------   --------   --------   --------
NET INVESTMENT IN FINANCING LEASES          $ 46,300   $ 42,009   $ 44,163   $ 41,132   $  2,137   $    877
===========================================================================================================

                                      F-37
ANNUAL REPORT PAGE 77

CONTRACTUAL MATURITIES
                                            Total time sales         Net rentals
(In millions)                                   and loans (a)     receivable (a)
                                            -----------------     --------------
Due in
   2002                                              $ 39,162            $15,303
   2003                                                22,585             13,116
   2004                                                19,723              9,057
   2005                                                10,247              6,284
   2006                                                 7,729              3,520
   2007 and later                                      23,240             13,448
--------------------------------------------------------------------------------
Total                                                $122,686            $60,728
================================================================================
(a) Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.
--------------------------------------------------------------------------------

     Nonearning consumer receivables were $1,540 million and $1,139 million at December 31, 2001 and 2000, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $1,734 million and $949 million at year-end 2001 and 2000, respectively.

     "Impaired" loans are defined by generally accepted accounting principles as large balance loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.


December 31 (In millions)                                      2001         2000
                                                             ------         ----
Loans requiring allowance for losses                         $1,041         $475
Loans expected to be fully recoverable                          574          384
                                                             ------         ----
                                                             $1,615(a)      $859
                                                             ======         ====
Allowance for losses                                         $  422         $166
Average investment during year                                1,121          801
Interest income earned while impaired (b)                        17           20
================================================================================
(a) Includes $408 million of loans classified as impaired by Heller Financial, Inc., which was acquired in October 2001.
(b)  Recognized principally on cash basis.
--------------------------------------------------------------------------------

13 GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)                                    2001         2000         1999
                                              -------      -------      -------
Balance at January 1                          $ 4,034      $ 3,708      $ 3,223
Provisions charged to operations                2,481        2,045        1,671
Net transfers primarily related
   to acquisitions and sales                      564           22          271
Amounts written off-net                        (2,278)      (1,741)      (1,457)
                                              -------      -------      -------
Balance at December 31                        $ 4,801      $ 4,034      $ 3,708
================================================================================

14 GECS INSURANCE RECEIVABLES

At year-end 2001 and 2000, GECS insurance receivables included reinsurance recoverables of $12,606 million and $8,240 million and receivables at insurance affiliates of $14,711 million and $15,562 million, respectively. Receivables at insurance affiliates include premium receivables, investments in whole real estate and other loans, policy loans and funds on deposit with reinsurers.

                                      F-38
ANNUAL REPORT PAGE 78

15 PROPERTY, PLANT AND EQUIPMENT (INCLUDING EQUIPMENT LEASED TO OTHERS)


December 31 (In millions)                                     2001          2000
                                                           -------       -------
ORIGINAL COST
   GE
   Land and improvements                                   $   577       $   544
   Buildings, structures and related
      equipment                                              7,281         6,982
   Machinery and equipment                                  21,414        20,792
   Leasehold costs and manufacturing
      plant under construction                               1,960         1,871
                                                           -------       -------
                                                            31,232        30,189
                                                           -------       -------
   GECS
   Buildings and equipment                                   3,600         5,753
   Equipment leased to others
      Aircraft                                              16,173        12,888
      Vehicles                                              10,779         9,872
      Railroad rolling stock                                 3,439         3,459
      Marine shipping containers                             1,618         2,196
      Mobile and modular structures                          1,325         1,288
      Information technology equipment                       1,321         1,069
      Construction and manufacturing
         equipment                                             799           591
      Scientific, medical and other
         equipment                                           1,001           685
                                                           -------       -------
                                                            40,055        37,801
                                                           -------       -------
                                                           $71,287       $67,990
                                                           =======       =======
ACCUMULATED DEPRECIATION
   AND AMORTIZATION
      GE                                                   $18,433       $17,990
      GECS
         Buildings and equipment                             1,579         2,084
         Equipment leased to others                          9,135         7,901
                                                           -------       -------
                                                           $29,147       $27,975
================================================================================

     Amortization of GECS equipment leased to others was $2,958 million, $2,620 million and $2,673 million in 2001, 2000 and 1999, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2001 totaled $16,072 million and are due as follows: $3,954 million in 2002; $3,183 million in 2003; $2,396 million in 2004; $1,749 million in 2005; $1,245 million in 2006; and $3,545 million thereafter.


16 INTANGIBLE ASSETS

December 31 (In millions)                                     2001          2000
                                                           -------       -------
GE
Goodwill                                                   $12,354       $11,962
Other intangibles                                              578           462
                                                           -------       -------
                                                            12,932        12,424
                                                           -------       -------
GECS
Goodwill                                                    15,933        11,550
Present value of future profits (PVFP)                       2,198         2,780
Other intangibles                                              586           687
                                                           -------       -------
                                                            18,717        15,017
                                                           -------       -------
                                                           $31,649       $27,441
================================================================================
GE intangible assets are net of accumulated amortization of $3,854 million in 2001 and $3,413 million in 2000. GECS intangible assets are net of accumulated amortization of $6,954 million in 2001 and $5,815 million in 2000.
--------------------------------------------------------------------------------

     The amount of goodwill amortization included in net earnings (net of income taxes) in 2001, 2000 and 1999 was $499 million, $439 million and $395 million for GE and $552 million, $620 million and $512 million for GECS, respectively.

     PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 13% to 6% of the year-end 2001 unamortized balance for each of the next five years.

ANNUAL REPORT PAGE 79

17 ALL OTHER ASSETS

December 31 (In millions)                                   2001           2000
                                                        --------       --------
GE
Investments
   Associated companies (a)                             $  2,539       $  2,670
   Other                                                   1,336          1,888
                                                        --------       --------
                                                           3,875          4,558
Prepaid pension asset                                     13,740         11,377
Contract costs and estimated earnings                      2,292          1,736
Prepaid broadcasting rights                                1,108            967
Long-term receivables, including notes                       909          1,987
Derivative instruments (b)                                   254             83
Other                                                      3,808          3,320
                                                        --------       --------
                                                          25,986         24,028
                                                        --------       --------
GECS
Investments
   Associated companies (a)                               14,415         12,785
   Real estate                                             8,141          6,496
   Assets acquired for resale                              1,725          1,394
   Other                                                   5,222          5,207
                                                        --------       --------
                                                          29,503         25,882
Separate accounts                                         10,403         11,705
Deferred insurance acquisition costs                       6,768          5,815
Derivative instruments (b)                                 2,066            314
Servicing assets (c)                                       1,139          1,449
Other                                                      5,209          5,201
                                                        --------       --------
                                                          55,088         50,366
                                                        --------       --------
ELIMINATIONS                                                (548)          (507)
                                                        --------       --------
                                                        $ 80,526       $ 73,887
================================================================================
(a)  Includes  advances  to  associated   companies  which  are  non-controlled,
     non-consolidated equity investments.

(b) Amounts at December 31, 2001, are stated at fair value in accordance with SFAS 133; corresponding amounts at December 31, 2000, are stated at amortized cost. See note 29 for a discussion of the types and uses of derivative instruments.

(c) Associated primarily with serviced residential mortgage loans amounting to $59 billion and $81 billion at December 31, 2001 and 2000, respectively.
--------------------------------------------------------------------------------

     In line with industry practice, sales of commercial jet aircraft engines often involve long-term customer financing commitments. In making such commitments, it is GE's general practice to require that it have or be able to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued guarantees amounting to $1,181 million at year-end 2001 and $1,160 million at year-end 2000; and it had entered into commitments totaling $1,497 million and $1,476 million at year-end 2001 and 2000, respectively, to provide financial assistance on future aircraft engine sales. Net of reserves, the estimated fair values of the aircraft securing these guarantees exceeded the related guaranteed amounts at December 31, 2001. GECS acts as a lender and lessor to the commercial airline industry. At December 31, 2001 and 2000, the balance of such GECS loans and leases was $21.5 billion and $15.3 billion, respectively. In addition, at December 31, 2001, GECS had issued financial guarantees and funding commitments of $0.9 billion ($0.6 billion at year-end 2000), credit and liquidity support agreements to special purpose entities sponsored by GECS of $0.9 billion ($0.6 billion at year-end 2000) and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices of approximately $19.9 billion ($22.9 billion at year-end 2000).

     At year-end 2001, the National Broadcasting Company had $6,646 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games, and commitments under long-term television station affiliation agreements that require payments through the year 2010.
     In connection with numerous projects, primarily power generation bids and contracts, GE had issued various bid and performance bonds and guarantees totaling $3,704 million at year-end 2001 and $4,599 million at year-end 2000.

     Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 19.

ANNUAL REPORT PAGE 80

18 BORROWINGS

SHORT-TERM BORROWINGS
                                         2001                      2000
                               ----------------------     ----------------------
December 31                                   Average                    Average
(In millions)                     Amount     rate (a)       Amount      rate (a)
--------------------------------------------------------------------------------
GE
Commercial paper
   Non-U.S                     $     266         3.87%    $    172         5.77%
Payable to banks,
   principally non-U.S             1,160         5.58          527        11.30
Current portion of
   long-term debt                     80         6.46           71         7.90
Other                                216                       170
                                --------                  --------
                                   1,722                       940
                                --------                  --------
GECS
Commercial paper
   U.S                           100,170         2.21       77,525         6.67
   Non-U.S                        17,289         3.36       16,965         5.46
Current portion of
   long-term debt                 30,952         5.08       19,283         5.95
Other                             12,590                    10,219
                                --------                  --------
                                 161,001                   123,992
                                --------                  --------
Foreign currency
   loss (b)                         (157)                     --
                                --------                  --------
                                 160,844                   123,992
                                --------                  --------
ELIMINATIONS                      (9,490)                   (5,752)
                                --------                  --------
                                $153,076                  $119,180
================================================================================

LONG-TERM BORROWINGS
                                    2001
December 31                      Average
(In millions)                   rate (a)   Maturities         2001         2000
                                --------   ----------         ----         ----
GE
Industrial development/
   pollution control bonds          2.53%   2003-2027     $    336      $   334
Payable to banks,
   principally non-U.S.             5.36    2003-2007          241          255
Other (c)                                                      210          252
                                                          --------      -------
                                                               787          841
                                                          --------      -------
GECS
Senior notes                        4.89    2003-2055       78,347       80,383
Subordinated notes (d)              7.74    2006-2035        1,171          996
                                                          --------      -------
                                                            79,518       81,379
                                                          --------      -------
Foreign currency loss (b)                                     (427)        --
                                                          --------      -------
                                                            79,091       81,379
                                                          --------      -------
ELIMINATIONS                                                   (72)         (88)
                                                          --------      -------
                                                          $ 79,806      $82,132
================================================================================
(a) Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b) Total GECS borrowings in 2001 exclude the foreign exchange effects of related currency swaps in accordance with the provisions of SFAS 133.

(c) A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.

(d) At year-end 2001 and 2000, $996 million of subordinated notes were guaranteed by GE.
--------------------------------------------------------------------------------

     Borrowings of GE and GECS are addressed below from two perspectives-liquidity and interest rate risk management. Additional information about borrowings and associated swaps can be found in note 29.

LIQUIDITY requirements of GE and GECS are principally met through the credit markets. Maturities of long-term borrowings (including the current portion) during the next five years follow.

(In millions)                 2002        2003        2004       2005       2006
--------------------------------------------------------------------------------
GE                         $    80     $    97     $   203     $   13     $  101
GECS                        30,795      25,713      14,630      9,907      6,469
================================================================================

     Committed credit lines of $4.7 billion had been extended to GE by 22 banks at year-end 2001. All of GE's credit lines are available to GECS and its affiliates in addition to their own credit lines.

     At year-end 2001, GECS held committed lines of credit aggregating $28.6 billion, including $12.2 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. Both GE and GECS compensate banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

     The following table shows GECS borrowing positions considering the effects of currency and interest rate swaps.

GECS EFFECTIVE BORROWINGS (INCLUDING SWAPS)
                                                    2001                    2000
                                          ----------------------        --------
December 31                                              Average
(In millions)                               Amount          rate          Amount
                                          --------       -------        --------
Short-term (a)                            $101,101          2.56%       $ 80,162
                                          ========                      ========
Long-term (including current
   portion)
      Fixed rate (b)                      $105,387          5.59%       $ 98,905
      Floating rate                         34,031          3.23          26,304
                                          --------                      --------
Total long-term                           $139,418                      $125,209
================================================================================
(a)  Includes commercial paper and other short-term debt.

(b) Includes fixed-rate borrowings and $28.9 billion ($24.5 billion in 2000) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.
--------------------------------------------------------------------------------

     At December 31, 2001, swap maturities ranged from 2002 to 2048.

                                      F-41
ANNUAL REPORT PAGE 81

19  GECS INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

December 31 (In millions)                                    2001           2000
                                                         --------       --------
Investment contracts and universal
   life benefits                                         $ 39,052       $ 33,232
Life insurance benefits (a)                                31,198         32,288
Unpaid claims and claims adjustment
   expenses (b)                                            27,233         22,886
Unearned premiums                                           6,337          6,039
Separate accounts (see note 17)                            10,403         11,705
                                                         --------       --------
                                                         $114,223       $106,150
================================================================================
(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 2% to 9% in both 2001 and 2000.

(b) Principally property and casualty reserves; includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.
--------------------------------------------------------------------------------

     When GECS cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances for probable losses are established on such receivables from reinsurers as required.

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

     A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines follows.


(In millions)                                  2001          2000          1999
                                           --------      --------      --------
Balance at January 1-gross                 $ 22,886      $ 21,473      $ 19,611
Less reinsurance recoverables                (5,477)       (4,832)       (3,483)
                                           --------      --------      --------
Balance at January 1-net                     17,409        16,641        16,128
Claims and expenses incurred
   Current year                               9,199         9,718         6,917
   Prior years                                  682           607           248
Claims and expenses paid
   Current year                              (3,021)       (3,704)       (2,508)
    Prior years                              (6,694)       (6,572)       (5,162)
Claims reserves related to
   acquired companies                            --           488           929
Other                                           258           231            89
                                           --------      --------      --------
Balance at December 31-net                   17,833        17,409        16,641
Add reinsurance recoverables                  9,400         5,477         4,832
                                           --------      --------      --------
Balance at December 31-gross               $ 27,233      $ 22,886      $ 21,473
================================================================================

     Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

     Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)                                  2001            2000
                                                      ---------       ---------
Guarantees, principally on municipal
   bonds and asset-backed securities                  $ 215,874       $ 194,061
Mortgage insurance risk in force                         79,892          68,112
Credit life insurance risk in force                      16,590          19,910
Less reinsurance                                        (41,148)        (42,143)
                                                      ---------       ---------
                                                      $ 271,208       $ 239,940
================================================================================

     Certain GECS insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds and certain asset-backed securities. These insurance affiliates also provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, GECS insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

                                      F-42
ANNUAL REPORT PAGE 82

20 GE ALL OTHER LIABILITIES

This caption includes noncurrent compensation and benefit accruals at year-end 2001 and 2000 of $6,639 million and $6,268 million, respectively. Also included are amounts for deferred incentive compensation, deferred income, interest on tax liabilities, product warranties and a variety of sundry items.

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

21 DEFERRED INCOME TAXES

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)                                    2001           2000
                                                          -------        -------
ASSETS
GE                                                        $ 6,416        $ 6,131
GECS                                                        8,585          7,309
                                                          -------        -------
                                                           15,001         13,440
LIABILITIES
GE                                                          7,429          6,583
GECS                                                       16,702         15,547
                                                          -------        -------
                                                           24,131         22,130
                                                          -------        -------
NET DEFERRED INCOME TAX LIABILITY                         $ 9,130        $ 8,690
================================================================================

     Principal components of the net liability/(asset) representing deferred income tax balances for GE and GECS are as follows:

December 31 (In millions)                                   2001           2000
                                                         -------        -------
GE
Provisions for expenses (a)                              $(4,432)       $(4,392)
Retiree insurance plans                                     (953)          (904)
Prepaid pension asset                                      4,809          3,982
Depreciation                                                 932            944
Other-net                                                    657            822
                                                         -------        -------
                                                           1,013            452
                                                         -------        -------
GECS
Financing leases                                           9,168          8,408
Operating leases                                           3,399          3,301
Deferred insurance acquisition costs                       1,360            856
Allowance for losses                                      (2,139)        (1,684)
Insurance reserves                                        (1,397)        (1,270)
AMT credit carryforwards                                    (695)          (671)
Other-net                                                 (1,579)          (702)
                                                         -------        -------
                                                           8,117          8,238
                                                         -------        -------
NET DEFERRED INCOME TAX LIABILITY                        $ 9,130        $ 8,690
================================================================================
(a) Represents the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.
--------------------------------------------------------------------------------

22 GECS MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES


Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock primarily pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

December 31 (In millions)                                   2001            2000
                                                          ------          ------
GE Capital                                                $2,600          $2,600
GE Capital affiliates                                      1,446           1,066
================================================================================

     Dividend rates in local currency on the preferred stock ranged from 1.62% to 6.40% during 2001 and from 4.15% to 6.82% during 2000.

23 RESTRICTED NET ASSETS OF GECS AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 2001, net assets of regulated GECS affiliates amounted to $37.4 billion, of which $31.7 billion was restricted.

     At December 31, 2001 and 2000, the aggregate statutory capital and surplus of the insurance businesses totaled $17.7 billion and $16.2 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

ANNUAL REPORT PAGE 83

24 SHARE OWNERS' EQUITY

(In millions)                                    2001         2000         1999
                                             --------     --------     --------
COMMON STOCK ISSUED                          $    669     $    669     $    594
                                             --------     --------     --------
ACCUMULATED NONOWNER
CHANGES OTHER THAN EARNINGS
Balance at January 1                         $ (2,500)    $   (744)    $  1,664
Cumulative effect of adopting
   SFAS 133-net of deferred
   taxes of $(513)                               (827)          --           --
Investment securities-net
   of deferred taxes of $111,
   $686 and $(614)                                203        1,363       (1,132)
Currency translation
   adjustments-net of deferred
   taxes of $48, $(312) and $(100)               (562)      (1,204)        (632)
Derivatives qualifying as
   hedges-net of deferred
   taxes $(505)                                  (690)          --           --
Reclassification adjustments-
   Investment securities-net
      of deferred taxes of $(274),
      $(1,031) and $(349)                        (509)      (1,915)        (644)
   Derivatives qualifying as
      hedges-net of deferred
      taxes of $397                               562           --           --
                                             --------     --------     --------
Balance at December 31                       $ (4,323)    $ (2,500)    $   (744)
                                             ========     ========     ========
OTHER CAPITAL
Balance at January 1                         $ 15,195     $ 10,790     $  6,808
Gains on treasury stock
   dispositions (a)                             1,498        4,480        3,982
Adjustment for stock split                         --          (75)          --
                                             --------     --------     --------
Balance at December 31                       $ 16,693     $ 15,195     $ 10,790
                                             ========     ========     ========
RETAINED EARNINGS
Balance at January 1                         $ 61,572     $ 54,484     $ 48,553
Net earnings                                   13,684       12,735       10,717
Dividends (a)                                  (6,555)      (5,647)      (4,786)
                                             --------     --------     --------
Balance at December 31                       $ 68,701     $ 61,572     $ 54,484
                                             ========     ========     ========
COMMON STOCK HELD IN TREASURY
Balance at January 1                         $ 24,444     $ 22,567     $ 18,739
Purchases (a)                                   4,708        5,342        7,488
Dispositions (a)                               (2,236)      (3,465)      (3,660)
                                             --------     --------     --------
Balance at December 31                       $ 26,916     $ 24,444     $ 22,567
================================================================================
(a) Total dividends and other transactions with share owners reduced equity by $7,529 million, $3,044 million and $4,632 million in 2001, 2000 and 1999, respectively.
--------------------------------------------------------------------------------

     In December 2001, GE's Board of Directors increased the authorization to repurchase Company common stock to $30 billion. Funds used for the share repurchase will be generated largely from free cash flow. Through year-end 2001, 1,030 million shares having an aggregate cost of almost $21 billion had been repurchased under this program and placed in treasury.

     Common shares issued and outstanding are summarized in the following table.

SHARES OF GE COMMON STOCK
December 31 (In thousands)                 2001            2000            1999
                                    -----------     -----------     -----------
Issued                               11,145,212      11,145,212      11,145,054
In treasury                          (1,219,274)     (1,213,206)     (1,290,526)
                                    -----------     -----------     -----------
Outstanding                           9,925,938       9,932,006       9,854,528
================================================================================

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

ANNUAL REPORT PAGE 84

25 OTHER STOCK-RELATED INFORMATION

STOCK OPTION ACTIVITY
                                                             Average per share
                                              Shares       ---------------------
                                             subject        Exercise      Market
(Shares in thousands)                      to option           price       price
                                           ---------        --------      ------
Balance at December 31, 1998                 359,784       $   11.59   $   34.00
   Options granted                            51,281           37.93       37.93
   Options exercised                         (61,679)           7.82       39.42
   Options terminated                         (8,012)          21.15       --
                                            --------          ------      ------
Balance at December 31, 1999                 341,374           16.01       51.58
   Options granted                            46,278           47.84       47.84
   Options exercised                         (44,758)           8.82       53.00
   Options terminated                         (9,715)          28.47       --
                                            --------          ------      ------
Balance at December 31, 2000                 333,179           21.03       47.94
  Options granted                             60,946           41.15       41.15
  Options exercised                          (31,801)          10.04       43.95
  Options terminated                          (7,871)          39.02       --
                                            --------          ------      ------
Balance at December 31, 2001                 354,453           25.08       40.08
================================================================================

     Stock option plans, stock appreciation rights (SARs), restricted stock and restricted stock units are described in GE's current Proxy Statement. With certain restrictions, requirements for stock option shares can be met from either unissued or treasury shares.

     At year-end 2001, there were 131 thousand SARs outstanding at an average exercise price of $7.68. There were 27.3 million restricted stock shares and restricted stock units outstanding at year-end 2001.

     There were 538.7 million and 487.1 million additional shares available for grants of options, SARs, restricted stock and restricted stock units at December 31, 2001 and 2000, respectively. Under the 1990 Long-Term Incentive Plan, 0.95% of the Company's issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for granting awards in such year. Any unused portion, in addition to shares allocated to awards that are canceled or forfeited, is available for later years.

     Outstanding options and SARs expire on various dates through December 21, 2011. Restricted stock grants vest on various dates up to normal retirement of grantees.

     The following table summarizes information about stock options outstanding at December 31, 2001.

STOCK OPTIONS OUTSTANDING
(Shares in thousands)
                                   Outstanding                  Exercisable
                        -------------------------------   ----------------------
                                                Average                  Average
Exercise                           Average     exercise                 exercise
price range              Shares   life (a)        price    Shares          price
--------------------------------------------------------------------------------
$5.72-8.50               58,324        1.6    $    7.63    58,324      $    7.63
 8.51-13.23              65,494        2.9         9.15    65,494           9.15
 13.48-26.10             66,065        5.2        18.13    53,465          16.94
 26.42-39.73             81,807        7.9        34.79    24,881          32.20
 41.35-57.31             82,763        9.0        45.91     6,908          47.45
                        -------        ---       ------   -------         ------
Total                   354,453        5.7        25.08   209,072          14.73
================================================================================
At year-end 2000, options with an average exercise price of $11.35 were exercisable on 205 million shares; at year-end 1999, options with an average exercise price of $9.13 were exercisable on 206 million shares. (a) Average contractual life remaining in years.
--------------------------------------------------------------------------------

     Stock options expire 10 years from the date they are granted; options vest over service periods that range from one to five years.

     Disclosures required by SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, are as follows:


OPTION VALUE INFORMATION (a)
(In dollars)                                       2001        2000        1999
                                                 ------      ------      ------
Fair value per option (b)                        $12.15      $15.76      $11.23
Valuation assumptions
   Expected option term (years)                     6.0         6.4         6.5
   Expected volatility                             30.5%       27.1%       23.7%
   Expected dividend yield                          1.6%        1.2%        1.3%
   Risk-free interest rate                          4.9%        6.4%        5.8%
================================================================================
(a)  Weighted averages of option grants during each period.
(b)  Estimated using Black-Scholes option pricing model.
--------------------------------------------------------------------------------

PRO FORMA EFFECTS (a)
December 31 (In millions;
per-share amounts in dollars)                   2001          2000          1999
                                             -------       -------       -------
Net earnings                                 $13,388       $12,502       $10,572
Earnings per share-diluted                      1.33          1.24          1.06
                  -basic                        1.35          1.26          1.08

================================================================================
(a)  2001 earnings and earnings per share include effects of accounting changes.
--------------------------------------------------------------------------------

ANNUAL REPORT PAGE 85

26 SUPPLEMENTAL CASH FLOWS INFORMATION

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

     Noncash transactions include the following: in 2001, the acquisition of Imatron Inc. for GE common stock valued at $205 million; in 2000, the acquisition of Harmon Industries for shares of GE common stock valued at $346 million; and in 1999, GE's contribution of certain media properties in exchange for a noncontrolling interest in NBCi, a former publicly-traded company (described in note 2).

     Certain supplemental information related to GE and GECS cash flows is shown below.


For the years ended December 31 (In millions)                 2001        2000       1999
                                                         ---------   ---------   --------
GE
   PURCHASES AND SALES OF GE SHARES FOR TREASURY
   Open market purchases under share repurchase program  $  (3,137)  $  (2,226)  $ (1,866)
   Other purchases                                          (1,571)     (3,116)    (5,622)
   Dispositions (mainly to employee and dividend
      reinvestment plans)                                    2,273       5,811      6,486
                                                         ---------   ---------   --------
                                                         $  (2,435)  $     469   $ (1,002)
                                                         =========   =========   ========
GECS
   FINANCING RECEIVABLES
   Increase in loans to customers                        $(140,758)  $(100,938)  $(95,201)
   Principal collections from customers-loans              121,004      87,432     86,379
   Investment in equipment for financing leases            (20,315)    (15,454)   (18,173)
   Principal collections from customers-financing
      leases                                                11,641       7,873     13,634
   Net change in credit card receivables                   (14,815)     (9,394)   (10,740)
   Sales of financing receivables                           29,291      14,405     11,473
                                                         ---------   ---------   --------
                                                         $ (13,952)  $ (16,076)  $(12,628)
                                                         =========   =========   ========
   ALL OTHER INVESTING ACTIVITIES
   Purchases of securities by insurance and annuity
      businesses                                         $ (53,452)  $ (35,911)  $(26,271)
   Dispositions and maturities of securities by
      insurance and annuity businesses                      45,403      25,960     23,979
   Proceeds from principal business dispositions             2,572        (605)       279
   Other                                                    (2,080)     (1,617)    (6,270)
                                                         ---------   ---------   --------
                                                         $  (7,557)  $ (12,173)  $ (8,283)
                                                         =========   =========   ========
   NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90
      DAYS
   Short-term (91 to 365 days)                           $  12,622   $  12,782   $ 15,799
   Long-term (longer than one year)                         16,118      32,297     30,082
   Proceeds-nonrecourse, leveraged lease debt                2,012       1,808      1,724
                                                         ---------   ---------   --------
                                                         $  30,752   $  46,887   $ 47,605
                                                         =========   =========   ========
   REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING
      MATURITIES LONGER THAN 90 DAYS
   Short-term (91 to 365 days)                           $ (29,195)  $ (27,777)  $(21,211)
   Long-term (longer than one year)                         (6,582)     (3,953)    (5,447)
   Principal payments-nonrecourse, leveraged lease debt       (274)       (177)      (266)
                                                         ---------   ---------   --------
                                                         $ (36,051)  $ (31,907)  $(26,924)
                                                         =========   =========   ========
   ALL OTHER FINANCING ACTIVITIES
   Proceeds from sales of investment contracts           $   9,080   $   8,826   $  7,236
   Redemption of investment contracts                       (7,033)     (9,061)    (7,127)
   Preferred stock issued by GECS affiliates                    --          --        513
   Capital contributions from GE                             3,043          --         --
   Cash received upon assumption of Toho Mutual Life
      Insurance Company insurance liabilities                   --      13,177         --
                                                         ---------   ---------   --------
                                                         $   5,090   $  12,942   $    622
=========================================================================================

                                      F-46
ANNUAL REPORT PAGE 86

27 OPERATING SEGMENTS


                                 REVENUES (For the years ended December 31)
                                           Total revenues               Intersegment revenues               External revenues
                                ---------------------------------   ---------------------------   ---------------------------------
(In millions)                        2001        2000        1999      2001      2000      1999        2001        2000        1999
                                ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
GE
   Aircraft Engines             $  11,389   $  10,779   $  10,730   $ 1,282   $   687   $   477   $  10,107   $  10,092   $  10,253
   Appliances                       5,810       5,887       5,671         4         5         4       5,806       5,882       5,667
   Industrial Products
      and Systems                  11,647      11,630      11,399       848       634       530      10,799      10,996      10,869
   Materials                        7,069       8,020       7,118        21        46        38       7,048       7,974       7,080
   NBC                              5,769       6,797       5,790        --        --        --       5,769       6,797       5,790
   Power Systems                   20,211      14,861      10,099       152       144       169      20,059      14,717       9,930
   Technical Products
      and Services                  9,011       7,915       6,863        21        19        15       8,990       7,896       6,848
   Eliminations                    (2,900)     (2,101)     (1,788)   (2,328)   (1,535)   (1,233)       (572)       (566)       (555)
                                ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
      Total GE segment revenues    68,006      63,788      55,882        --        --        --      68,006      63,788      55,882
   Corporate items                    445         517         619        --        --        --         445         517         619
   GECS earnings before
      accounting changes            5,586       5,192       4,443        --        --        --       5,586       5,192       4,443
                                ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
      Total GE revenues            74,037      69,497      60,944        --        --        --      74,037      69,497      60,944
GECS SEGMENT REVENUES              58,353      66,177      55,749        --        --        --      58,353      66,177      55,749
Eliminations                       (6,477)     (5,821)     (5,063)       --        --        --      (6,477)     (5,821)     (5,063)
                                ---------   ---------   ---------   -------   -------   -------   ---------   ---------   ---------
CONSOLIDATED REVENUES           $ 125,913   $ 129,853   $ 111,630   $    --   $    --   $    --   $ 125,913   $ 129,853   $ 111,630
===================================================================================================================================
GE revenues include income from sales of goods and services to customers and other income. Sales from one Company component to another generally are priced at equivalent commercial selling prices.
-----------------------------------------------------------------------------------------------------------------------------------



                                                               PROPERTY, PLANT AND EQUIPMENT  DEPRECIATION AND AMORTIZATION
                                                               ADDITIONS (INCLUDING           (INCLUDING GOODWILL AND
                         ASSETS                                EQUIPMENT LEASED TO OTHERS)    OTHER INTANGIBLES)
                                                                  For the years ended          For the years ended
                                    At December 31                     December 31                 December 31
                         ---------------------------------     -------------------------      ----------------------
(In millions)                 2001        2000        1999        2001     2000     1999        2001    2000    1999
                         ---------   ---------   ---------     -------  -------  -------      ------  ------  ------
GE
   Aircraft Engines      $   9,711   $   9,816   $   9,204     $   402  $   416  $   368      $  340  $  330  $  382
   Appliances                3,100       2,775       2,463         246      213      151         188     142     147
   Industrial Products
      and Systems            8,372       7,647       6,524         382      495      408         425     416     416
   Materials                10,154       9,783       9,477         814      573      477         611     558     578
   NBC                       5,359       4,965       5,243          64       99       94         137     120     126
   Power Systems            13,169      11,618       9,865         774      657      514         375     306     285
   Technical Products
      and Services           6,654       6,016       5,048         213      211      164         278     219     230
                         ---------   ---------   ---------     -------  -------  -------      ------  ------  ------
      Total GE segments     56,519      52,620      47,824       2,895    2,664    2,176       2,354   2,091   2,164
   Investment in GECS       28,590      23,022      20,321          --       --       --          --      --      --
   Corporate items and
      eliminations (a)      24,624      21,123      14,438          94       55       58         145     157     155
                         ---------   ---------   ---------     -------  -------  -------      ------  ------  ------
      Total GE             109,733      96,765      82,583       2,989    2,719    2,234       2,499   2,248   2,319
GECS SEGMENT               425,484     370,636     345,018      13,744   11,434   15,432       4,590   5,488   4,372
Eliminations               (40,194)    (30,395)    (22,401)         --       --       --          --
                         ---------   ---------   ---------     -------  -------  -------      ------  ------  ------
CONSOLIDATED TOTALS      $ 495,023   $ 437,006   $ 405,200     $16,733  $14,153  $17,666      $7,089  $7,736  $6,691
====================================================================================================================
Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(a) Depreciation and amortization includes $64 million of unallocated RCA goodwill amortization in 2001, 2000 and
    1999 that relates to NBC.
--------------------------------------------------------------------------------------------------------------------

                                      F-47
ANNUAL REPORT PAGE 87

BASIS FOR PRESENTATION. The Company's operating businesses are organized based on the nature of products and services provided. Certain GE businesses do not meet the definition of a reportable operating segment and have been aggregated. The Materials segment consists of Plastics and Specialty Materials. The Industrial Products and Systems segment consists of Industrial Systems, Lighting, Transportation Systems and GE Supply. The Technical Products and Services segment consists of Medical Systems and Global eXchange Services. Segment accounting policies are the same as described in note 1.

     Details of segment profit by operating segment can be found on page 51 of this report. A description of operating segments for General Electric Company and consolidated affiliates follows.

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

INDUSTRIAL PRODUCTS AND SYSTEMS. Lighting products (including a wide variety of lamps, lighting fixtures and wiring devices); electrical distribution and control equipment (including power delivery and control products such as transformers, meters, relays, capacitors and arresters); transportation systems products and maintenance services (including diesel and electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, and railway signaling communications systems); electric motors and related products; a broad range of electrical and electronic industrial automation products (including drive systems); installation, engineering and repair services, which includes management and technical expertise for large projects such as process control systems; and GE Supply, a network of electrical supply houses. Markets are extremely diverse. Products and services are sold to commercial and industrial end users, including utilities, to original equipment manufacturers, to electrical distributors, to retail outlets, to railways and to transit authorities. Increasingly, products and services are developed for and sold in global markets.

MATERIALS. High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones; superabrasive industrial diamonds; quartz products; and laminates. Products are sold worldwide to a diverse customer base consisting mainly of manufacturers.

NBC. Principal businesses are the furnishing of U.S. network television services to more than 220 affiliated stations, production of television programs, operation of 13 VHF and UHF television broadcasting stations, operation of four cable/satellite networks around the world, and investment and programming activities in the Internet, multimedia and cable television.

POWER SYSTEMS. Power plant products and services, including design, installation, operation and maintenance services. Markets and competition are global. Gas turbines and aircraft engine derivatives and related services are sold separately and as part of packaged power plants for electric utilities, independent power producers and for industrial cogeneration and mechanical drive applications. Steam turbine-generators and related services are sold to electric utilities and, for cogeneration, to industrial and other power customers. Also includes portable power plants, nuclear reactors and fuel and support services for GE's new and installed boiling water reactors, and equipment to support the distribution of oil and gas products.

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

    CONSUMER SERVICES-private-label credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, retail business and consumer savings and insurance services.

    EQUIPMENT MANAGEMENT-leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, and marine shipping containers.

    MID-MARKET FINANCING-loans, financing and operating leases, and other services for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

    SPECIALIZED FINANCING-loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in public and private entities in diverse industries.

    SPECIALTY INSURANCE-U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and asset-backed securities and private mortgage insurance.

     Very few of the products financed by GECS are manufactured by GE.

                                      F-48
ANNUAL REPORT PAGE 88

28 GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)


The table below presents data by geographic region.

     Revenues and operating profit shown below are classified according to their country of origin (including exports from such areas). Revenues classified under the caption "United States" include royalty and licensing income from non-U.S. sources.


                           REVENUES
                           For the years ended December 31
                                     Total revenues                  Intersegment revenues                  External revenues
                           --------------------------------   ---------------------------------   ---------------------------------
(In millions)                  2001        2000        1999        2001        2000        1999        2001        2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
United States              $ 89,876   $  90,981   $  78,970   $   3,877   $   3,518   $   2,690   $  85,999   $  87,463   $  76,280
Europe                       23,878      24,144      22,919       2,009       1,212       1,081      21,869      22,932      21,838
Pacific Basin                11,447      12,921       7,879       1,258       1,218         924      10,189      11,703       6,955
Other (a)                     8,963       8,754       7,365       1,107         999         808       7,856       7,755       6,557
Intercompany eliminations    (8,251)     (6,947)     (5,503)     (8,251)     (6,947)     (5,503)         --          --          --
                           --------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total                      $125,913   $ 129,853   $ 111,630   $      --   $      --   $      --   $ 125,913   $ 129,853   $ 111,630
===================================================================================================================================



                           SEGMENT OPERATING PROFIT (b)       ASSETS                              LONG-LIVED ASSETS (c)
                           For the years ended December 31             At December 31                      At December 31
                           --------------------------------   ---------------------------------   ---------------------------------
(In millions)                  2001        2000        1999        2001        2000        1999        2001        2000        1999
United States              $ 18,055   $  15,455   $  13,391   $ 315,179   $ 277,818   $ 264,129   $  18,593   $  19,180   $  21,612
Europe                        1,297       2,062       1,886      93,963      80,282      83,358       6,176       5,870       6,101
Pacific Basin                 1,857       1,754       1,092      41,385      42,281      28,214       1,888       1,936       2,017
Other (a)                     1,210       1,406         909      44,683      36,804      29,687      15,519      13,076      11,329
Intercompany eliminations        (8)          9          11        (187)       (179)       (188)        (36)        (47)        (37)
                           --------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total                      $ 22,411   $  20,686   $  17,289   $ 495,023   $ 437,006   $ 405,200   $  42,140   $  40,015   $  41,022
===================================================================================================================================
(a)  Includes the Americas  other than the United States and  operations  that cannot  meaningfully  be  associated  with specific geographic areas (for example, commercial aircraft leased by GE Capital Aviation Services).

(b)  Excludes GECS income taxes of $1,380 million, $1,912 million and $1,653 million in 2001, 2000 and 1999,  respectively,  which are included in the measure of segment profit reported on page 51.

(c)  Property, plant and equipment (including equipment leased to others).
----------------------------------------------------------------------------------------------------------------------------------


29 ADDITIONAL INFORMATION ABOUT CERTAIN FINANCIAL INSTRUMENTS


Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities, separate accounts and, beginning in 2001, derivative financial instruments. Other assets and liabilities-those not carried at fair value-are discussed in the following pages. Apart from certain borrowings by GE and GECS and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although management has made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2001 or 2000.

     A description of how fair values are estimated follows.

BORROWINGS. Based on market quotes or comparables.

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

FINANCIAL GUARANTEES AND CREDIT LIFE. Based on expected future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

ALL OTHER INSTRUMENTS. Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

                                      F-49
ANNUAL REPORT PAGE 89

FINANCIAL INSTRUMENTS

                                                       2001                                             2000
                                     -------------------------------------------   ---------------------------------------------
                                               Assets (liabilities)                              Assets (liabilities)
                                               ---------------------------------                --------------------------------
                                               Carrying    Estimated fair value                 Carrying    Estimated fair value
                                     Notional    amount     --------------------   Notional        amount   --------------------
December 31 (In millions)              amount     (net)        High         Low      amount         (net)       High         Low
--------------------------------------------------------------------------------------------------------------------------------
GE
Investments and notes receivable (b) $     (a)  $   570     $   568   $     568   $      (a)    $   2,012    $ 2,060   $   2,026
Borrowings (c)(d)                          (a)   (2,509)     (2,509)      (2,509)        (a)       (1,781)    (1,781)     (1,781)
Recourse obligations for receivables
   sold                                   471       (45)        (45)        (45)        589           (42)       (42)        (42)
Financial guarantees                    3,605       (49)        (49)        (49)      3,065(g)         --         --          --
Financing commitments                   1,497       (47)        (47)        (47)      1,492            --         --          --
Liquidity support                         362        --          --          --          --            --         --          --
GECS
Assets
   Time sales and loans                    (a)  118,584     119,986      117,930         (a)       92,912     93,539      92,360
   Mortgages acquired for resale           (a)    1,596       1,631        1,596         (a)        1,267      1,250       1,245
   Other financial instruments             (a)    9,496       9,671        9,599         (a)       10,940     11,130      11,102
Liabilities
   Borrowings (c)(d)                       (a) (240,519)   (244,069)    (244,069)        (a)     (205,371)  (207,670)   (207,670)
   Investment contract benefits            (a)  (32,427)    (32,192)     (31,815)        (a)      (27,575)   (26,144)    (26,144)
   Insurance-financial guarantees
      and credit life (e)             271,208    (2,941)     (2,983)     (3,091)    239,940        (2,759)    (2,797)     (2,910)
   Other financial instruments          4,678      (629)       (590)       (590)      2,982        (1,184)    (1,114)     (1,114)
Special purpose entity support
   Credit and liquidity (f)            43,176      (712)       (712)       (712)     31,197          (630)      (630)       (630)
   Credit and liquidity-unused          9,404        --          --          --       6,470            --         --          --
   Performance guarantees               3,759        --          --          --       2,870(h)         --         --          --
      -unused                             441        --          --          --       1,330(h)         --         --          --
Swap guarantees and other
   guarantees                           8,506        --          --          --       7,415(h)         --         --          --
Other firm commitments
   Ordinary course of business
     lending commitments                9,636        --          --          --       9,450            --         --          --
   Unused revolving credit lines
      Commercial                       27,770        --          --          --      19,372(i)         --         --          --
      Consumer-principally
         credit cards                 222,929        --          --          --     188,421            --         --          --
================================================================================================================================
(a) These financial instruments do not have notional amounts.
(b) Amounts in 2000 include $1.0 billion related to Lockheed Martin note, which was prepaid in 2001.
(c) Includes effects of interest rate and currency swaps.
(d) See note 18.
(e) See note 19.
(f) Includes credit support of $14,496 million and $9,784 million at December 31, 2001 and 2000, respectively.
(g) Reported as $2,345 million in 2000.
(h) Reported, in total, as $7,895 million in 2000.
(i) Reported as $11,278 million in 2000.
--------------------------------------------------------------------------------------------------------------------------------


DERIVATIVES AND HEDGING. GE and GECS global business activities routinely deal with fluctuations in interest rates, in currency exchange rates and in commodity and other asset prices. GE and GECS apply strict policies to managing each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

                                      F-50
ANNUAL REPORT PAGE 90

     On January 1, 2001, GE adopted SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as discussed in note 1. The paragraphs that follow provide additional information about derivatives and hedging relationships in accordance with the requirements of SFAS 133.

CASH FLOW HEDGES. Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, GECS often borrows funds at a variable rate of interest. If GECS needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, GECS will contractually commit to pay a fixed rate of interest to a counterparty who will pay GECS a variable rate of interest (an "interest rate swap"). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided below.

     GE uses currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These instruments permit GE to eliminate the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. In addition, GE and GECS use these instruments, along with interest rate and currency swaps, to optimize borrowing costs and investment returns. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

     Adoption of SFAS 133 resulted in a reduction of share owners' equity of $827 million at January 1, 2001. Of that amount, $259 million was transferred to earnings in 2001 along with the earnings effects of the related forecasted transactions for no net impact on earnings. At December 31, 2001, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $955 million, of which $665 million was expected to be transferred to earnings in 2002 along with the earnings effects of the related forecasted transactions. In 2001, there were no forecasted transactions that failed to occur. At December 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions was 24 months.

FAIR VALUE HEDGES. Under SFAS 133, fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, GECS will use an interest rate swap in which it receives a fixed rate of interest and pays a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in earnings and are offset by corresponding changes in the fair value of the hedged item.

     GE and GECS use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. Equity options are used to hedge price changes in investment securities and equity-indexed annuity liabilities at GECS.

NET INVESTMENT HEDGES. The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. At GE and GECS, currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and currency swaps.

DERIVATIVES NOT DESIGNATED AS HEDGES. SFAS 133 specifies criteria that must be met in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. GE and GECS use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. GE and GECS also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

     GE and GECS use option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. For example, GECS uses equity options to hedge the risk of changes in equity prices embedded in insurance liabilities associated with annuity contracts written by GE Financial Assurance. GECS also uses interest rate swaps, purchased options and futures as an economic hedge of the fair value of mortgage servicing rights. GE and GECS occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives under SFAS 133, their economic risk is similar to, and managed on the same basis as, other equity instruments held by GE and GECS.

EARNINGS EFFECTS OF DERIVATIVES. The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, "effectiveness" refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments used by GE and GECS. Earnings effects of such items are shown in the following table as "amounts excluded from the measure of effectiveness."

ANNUAL REPORT PAGE 91

                                                    Cash flow        Fair value
December 31 (In millions)                              hedges            hedges
                                                    ---------        ----------
Ineffectiveness                                           $ 1              $ 26
Amounts excluded from the measure
of effectiveness                                          $(1)             $(16)
================================================================================

     At December 31, 2001, the fair value of derivatives in a gain position and recorded in "All other assets" is $2.3 billion and the fair value of derivatives in a loss position and recorded in "All other liabilities" is $3.8 billion.

     The following table provides fair value information about derivative instruments for the year 2000. Following adoption of SFAS 133 on January 1, 2001, all derivative instruments are reported at fair value in the financial statements and similar disclosures for December 31, 2001, are not relevant.

                                                                2000
                                                  ------------------------------
                                                            Assets (liabilities)
                                                            --------------------
                                                            Carrying
                                                  Notional    amount  Estimated
December 31 (In millions)                           amount     (net) fair value
                                                  --------  -------- -----------
GE
Assets
   Investment related
      Cancelable interest rate
         swap                                      $ 1,046     $   6      $   4
Liabilities
   Borrowings related instruments
      Interest rate swaps                              786        --        (38)
      Currency swaps                                   172        --         (4)
Other firm commitments
   Forwards and options                              6,961        37         30
GECS
Assets
   Integrated swaps                                 22,911       (44)      (771)
   Purchased options                                 9,832       105        164
   Options, including "floors"                      21,984       202        208
   Interest rate swaps and futures                   2,798        29         38
Liabilities
   Interest rate swaps                              52,681        --       (208)
   Currency swaps                                   24,314        --       (957)
   Currency forwards                                27,902        --        381
Other firm commitments
   Currency forwards                                 1,585         8         47
   Currency swaps                                      647       292        275
================================================================================

COUNTERPARTY CREDIT RISK. The risk that counterparties to derivative contracts will be financially unable to make payments to GE or GECS according to the terms of the agreements is counterparty credit risk. Counterparty credit risk is managed on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts due to GE or GECS, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. If the downgrade provisions had been triggered at December 31, 2001, GE and GECS could have been required to disburse up to $2.9 billion and could have claimed $0.8 billion from counterparties-the net fair value losses and gains. At December 31, 2001 and 2000, gross fair value gains amounted to $3.3 billion and $3.2 billion, respectively. At December 31, 2001 and 2000, gross fair value losses amounted to $5.4 billion and $4.0 billion, respectively.

     As part of its ongoing activities, GECS enters into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third-party credit risk are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position. Except for such positions, all other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1+/ P-1 credit rating and the credit limit for these transactions is $150 million.

COUNTERPARTY CREDIT CRITERIA                               Credit rating
                                                    ----------------------------
                                                    Moody's    Standard & Poor's
                                                    -------    -----------------
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

ANNUAL REPORT PAGE 92

30 QUARTERLY INFORMATION (UNAUDITED)


                                            First quarter     Second quarter     Third quarter   Fourth quarter
(Dollar amounts in millions;             ------------------  ----------------  ----------------  ----------------
per-share amounts in dollars)                2001      2000     2001     2000     2001     2000     2001     2000
                                         --------   -------  -------  -------  -------  -------  -------  -------
CONSOLIDATED OPERATIONS
Earnings before accounting changes       $  3,017   $ 2,592  $ 3,897  $ 3,378  $ 3,281  $ 3,180  $ 3,933  $ 3,585
Cumulative effect of accounting changes      (444)       --       --       --       --       --       --       --
                                         --------   -------  -------  -------  -------  -------  -------  -------
Net earnings                                2,573     2,592    3,897    3,378    3,281    3,180    3,933    3,585
Per-share amounts before accounting
   changes
      Diluted earnings per share         $   0.30   $  0.26  $  0.39  $  0.34  $  0.33  $  0.32  $  0.39  $  0.36
      Basic earnings per share               0.30      0.26     0.39     0.34     0.33     0.32     0.40     0.36
Per-share amounts after accounting
   changes
      Diluted earnings per share             0.26      0.26     0.39     0.34     0.33     0.32     0.39     0.36
      Basic earnings per share               0.26      0.26     0.39     0.34     0.33     0.32     0.40     0.36
SELECTED DATA
GE
   Sales of goods and services             15,850    14,370   17,588   16,414   16,359   15,578   18,221   17,445
   Gross profit from sales                  4,960     4,520    5,677    5,372    5,245    4,675    6,059    5,693
GECS
   Total revenues                          14,723    15,681   14,399   16,470   13,298   16,444   15,933   17,582
   Operating profit                         1,839     1,746    1,855    1,697    1,512    2,020    1,760    1,641
   Earnings before accounting changes       1,401     1,210    1,477    1,277    1,301    1,478    1,407    1,227
=================================================================================================================

     For GE, gross profit from sales is sales of goods and services less costs of goods and services sold. For GECS, operating profit is "Earnings before income taxes and accounting changes."

     Earnings-per-share  amounts for each  quarter  are  required to be computed
independently.   As  a  result,   their  sum  does  not  equal  the  total  year
earnings-per-share amounts in 2000.



INDEPENDENT AUDITORS' REPORT

TO SHARE OWNERS AND BOARD OF DIRECTORS OF
GENERAL ELECTRIC COMPANY

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates as of December 31, 2001 and 2000, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the aforementioned financial statements appearing on pages F-2 to F-7, F-11 and F-27 to F-52 present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company in 2001 changed its method of accounting for derivative instruments and hedging activities and impairment of certain beneficial interests in securitized assets.



/s/ KPMG LLP
---------------------
KPMG LLP
Stamford, Connecticut

February 8, 2002