Form 10-Q
period 2002-03-31
GENERAL ELECTRIC CO
filed 2002-05-13
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No __

          There were 9,937,771,000 shares with a par value of $0.06 per share outstanding at May 3, 2002.

General Electric Company

Forward Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive market and regulatory factors.

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		GECS
(Dollars, except per-share amounts, in millions)	2002	2001	2002	2001	2002	2001

Sales of goods	$12,546	$12,434	$11,730	$11,366	$816	$1,068
Sales of services	4,942	4,426	5,018	4,484	–	–
Earnings of GECS before accounting changes	–	–	1,657	1,401	–	–
GECS revenues from services	12,978	13,574	–	–	13,083	13,655
Other income	55	59	86	109	–	–

Total revenues	30,521	30,493	18,491	17,360	13,899	14,723

Cost of goods sold	8,904	8,588	8,162	7,627	742	961
Cost of services sold	3,443	3,205	3,519	3,263	–	–
Interest and other financial charges	2,374	3,076	157	255	2,288	2,898
Insurance losses and policyholder and annuity benefits	3,549	3,523	–	–	3,549	3,523
Provision for losses on financing receivables	662	483	–	–	662	483
Other costs and expenses	6,506	7,062	2,019	2,154	4,552	4,962
Minority interest in net earnings of consolidated
affiliates	76	102	42	45	34	57

Total costs and expenses	25,514	26,039	13,899	13,344	11,827	12,884

Earnings before income taxes and accounting changes	5,007	4,454	4,592	4,016	2,072	1,839
Provision for income taxes	(1,489)	(1,437)	(1,074)	(999)	(415)	(438)

Earnings before accounting changes	3,518	3,017	3,518	3,017	1,657	1,401

Cumulative effect of accounting changes (notes 3 and 4)	(1,015)	(444)	(1,015)	(444)	(1,015)	(169)

Net earnings	$2,503	$2,573	$2,503	$2,573	$642	$1,232

Per-share amounts before accounting changes
Diluted earnings per share	$0.35	$0.30
Basic earnings per share	$0.35	$0.30

Per-share amounts after accounting changes
Diluted earnings per share	$0.25	$0.26
Basic earnings per share	$0.25	$0.26

Dividends declared per share	$0.18	$0.16

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		GECS
(Dollars in millions)	3/31/02	12/31/01	3/31/02	12/31/01	3/31/02	12/31/01

Cash and equivalents	$9,442	$9,082	$6,512	$10,447	$7,219	$7,314
Investment securities	101,814	101,017	876	879	100,938	100,138
Current receivables	9,521	9,590	9,721	9,805	–	–
Inventories	9,297	8,565	9,036	8,295	261	270
Financing receivables – net	172,853	174,032	–	–	172,853	174,032
Other GECS receivables	39,284	38,422	–	–	41,536	40,584
Property, plant and equipment (including equipment
leased to others) – net	42,953	42,140	12,651	12,799	30,302	29,341
Investment in GECS	–	–	28,350	28,590	–	–
Intangible assets – net	31,715	31,649	13,999	12,932	17,716	18,717
All other assets	83,857	80,526	28,459	25,986	56,010	55,088

Total assets	$500,736	$495,023	$109,604	$109,733	$426,835	$425,484

Short-term borrowings	$143,476	$153,076	$922	$1,722	$147,832	$160,844
Accounts payable, principally trade accounts	17,660	18,158	6,457	6,680	13,509	13,705
Progress collections and price adjustments accrued	11,005	11,751	11,005	11,751	–	–
Other GE current liabilities	16,725	15,919	16,725	15,919	–	–
Long-term borrowings	93,880	79,806	696	787	93,133	79,091
Insurance liabilities, reserves and annuity benefits	115,190	114,223	–	–	115,190	114,223
All other liabilities	33,192	32,921	16,624	16,089	16,388	16,647
Deferred income taxes	9,216	9,130	1,084	1,013	8,132	8,117

Total liabilities	440,344	434,984	53,513	53,961	394,184	392,627

Minority interest in equity of consolidated affiliates	5,221	5,215	920	948	4,301	4,267

Accumulated gains/(losses) – net (a)
Investment securities	(679)	(232)	(679)	(232)	(769)	(348)
Currency translation adjustments	(3,541)	(3,136)	(3,541)	(3,136)	(1,106)	(840)
Derivatives qualifying as hedges	(592)	(955)	(592)	(955)	(554)	(890)
Common stock (9,932,767,000 and 9,925,938,000
shares outstanding at March 31, 2002
and December 31, 2001, respectively)	669	669	669	669	1	1
Other capital	17,042	16,693	17,042	16,693	5,989	5,989
Retained earnings	69,415	68,701	69,415	68,701	24,789	24,678
Less common stock held in treasury	(27,143)	(26,916)	(27,143)	(26,916)	–	–

Total share owners' equity	55,171	54,824	55,171	54,824	28,350	28,590

Total liabilities and equity	$500,736	$495,023	$109,604	$109,733	$426,835	$425,484

(a) The sum of accumulated gains/(losses) on currency translation adjustments, investment securities and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(4,812) million and $(4,323) million at March 31, 2002 and December 31, 2001, respectively.

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." March 31, 2002, data are unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		GECS
(Dollars in millions)	2002	2001	2002	2001	2002	2001

Cash flows – operating activities
Net earnings	$2,503	$2,573	$2,503	$2,573	$642	$1,232
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	1,015	444	1,015	444	1,015	169
Depreciation and amortization of
property, plant and equipment	1,303	1,266	477	473	826	793
Amortization of goodwill	–	295	–	121	–	174
Earnings retained by GECS	–	–	(1,126)	(903)	–	–
Deferred income taxes	466	176	49	44	417	132
Decrease (increase) in GE current receivables	238	(351)	252	(317)	–	–
Decrease (increase) in inventories	(606)	(222)	(615)	(448)	9	226
Decrease in accounts payable	(406)	(634)	(283)	(172)	(45)	(466)
Increase in insurance liabilities, reserves
and annuity benefits	2,059	1,437	–	–	2,059	1,437
Provision for losses on financing receivables	662	483	–	–	662	483
All other operating activities	(1,845)	(1,017)	(826)	1,241	(1,228)	(1,736)

Cash from operating activities	5,389	4,450	1,446	3,056	4,357	2,444

Cash flows – investing activities
Additions to property, plant and equipment	(3,455)	(2,499)	(414)	(670)	(3,041)	(1,829)
Net decrease (increase) in GECS financing receivables	(1,260)	1,095	–	–	(1,260)	1,095
Payments for principal businesses purchased	(1,909)	(459)	(1,749)	(130)	(160)	(329)
All other investing activities	(2,455)	(591)	99	353	(2,585)	(1,321)

Cash used for investing activities	(9,079)	(2,454)	(2,064)	(447)	(7,046)	(2,384)

Cash flows – financing activities
Net change in borrowings (maturities 90 days or less)	(11,649)	(2,070)	(566)	(20)	(15,202)	(1,602)
Newly issued debt (maturities longer than 90 days)	25,896	7,287	67	147	25,706	7,185
Repayments and other reductions (maturities
longer than 90 days)	(7,684)	(4,680)	(459)	(224)	(7,225)	(4,456)
Net purchases of GE shares for treasury	(572)	(640)	(572)	(640)	–	–
Dividends paid to share owners	(1,787)	(1,589)	(1,787)	(1,589)	(531)	(498)
All other financing activities	(154)	(322)	–	–	(154)	(322)

Cash from (used for) financing activities	4,050	(2,014)	(3,317)	(2,326)	2,594	307

Increase (decrease) in cash and equivalents	360	(18)	(3,935)	283	(95)	367
Cash and equivalents at beginning of year	9,082	8,195	10,447	7,210	7,314	6,052

Cash and equivalents at March 31	$9,442	$8,177	$6,512	$7,493	$7,219	$6,419

See notes to condensed consolidated financial statements. Consolidating data are shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns

Summary of Operating Segments
General Electric Company and consolidated affiliates
	First quarter ended March 31 (Unaudited)

(Dollars in millions)	2002	2001

Revenues
GE
Aircraft Engines	$2,577	$2,738
Appliances	1,414	1,315
Industrial Products and Systems	2,651	2,847
Materials	1,580	1,934
NBC	1,998	1,351
Power Systems	5,271	4,260
Technical Products and Services	1,968	1,998
Eliminations	(711)	(549)

Total GE segment revenues	16,748	15,894
Corporate items	86	65
Earnings of GECS before accounting changes	1,657	1,540

Total GE revenues	18,491	17,499
GECS segment revenues	13,899	14,723
Eliminations (a)	(1,869)	(1,729)

Consolidated revenues	$30,521	$30,493

Segment profit
GE
Aircraft Engines	$421	$480
Appliances	91	87
Industrial Products and Systems	196	260
Materials	254	420
NBC	313	298
Power Systems	1,552	857
Technical Products and Services	271	324

Total GE operating profit	3,098	2,726
Earnings of GECS before accounting changes	1,657	1,540

Total segment profit	4,755	4,266
Corporate items and eliminations	(6)	5
GE interest and other financial charges	(157)	(255)
GE provision for income taxes	(1,074)	(999)

Earnings before accounting changes	3,518	3,017
Cumulative effect of accounting changes	(1,015)	(444)

Consolidated net earnings	$2,503	$2,573

(a) Principally the elimination of GECS earnings before accounting changes. See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

      1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

      3. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective for GE and GECS on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

      GE and GECS ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses will be evaluated. Accordingly, goodwill amortization is now treated as a corporate rather than a segment cost. Other measurement changes relate to the GE pension and other retiree benefit plans, whose effects are now reported at the corporate level, and allocation to segments of other selected costs previously reported at the corporate level. GECS previously-reported segment information has also been revised to reflect changes effective as of January 1, 2002, in GECS internal organization. GECS Asia/Pacific operations previously managed by region are now managed and reported by the respective operating business. Also, certain businesses previously in separate segments are now reviewed directly by GECS chief operating decision maker, and are therefore designated by GECS as operating segments. Because none of these operating segments qualifies as a GECS reporting segment, they have been combined for reporting purposes and are presented in "All Other GECS ".

      Goodwill amortization expense for the three months ended March 31, 2001, was $121 million ($111 million after tax) and $174 million ($139 million after tax) for GE and GECS, respectively. The effects on earnings and earnings per share of excluding such goodwill amortization expense from the first quarter of 2001 follow.

	Three months ended March 31
	Consolidated		GE		GECS
(Dollars, except per-share
amounts in millions)	2002	2001	2002	2001	2002	2001

Earnings before accounting changes	$3,518	$3,017	$3,518	$3,017	$1,657	$1,401

Earnings before accounting changes, excluding 2001 goodwill amortization	$3,518	$3,267	$3,518	$3,267	$1,657	$1,540

Net earnings	$2,503	$2,573	$2,503	$2,573	$ 642	$1,232

Net earnings, excluding 2001 goodwill amortization	$2,503	$2,823	$2,503	$2,823	$ 642	$1,371

	Diluted		Basic

	2002	2001	2002	2001

Earnings per share before accounting changes	$ 0.35	$ 0.30	$ 0.35	$ 0.30

Earnings per share before accounting changes, excluding 2001 goodwill amortization	$ 0.35	$ 0.32	$ 0.35	$ 0.33

Earnings per share	$ 0.25	$ 0.26	$ 0.25	$ 0.26

Earnings per share, excluding 2001goodwill amortization	$ 0.25	$ 0.28	$ 0.25	$ 0.28

      Under SFAS 142, GE and GECS were required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

      A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

      The result of testing goodwill of GE and GECS for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1.204 billion ($1.015 billion after tax, or $0.10 per share), which is reported in the caption "Cumulative effect of accounting changes". Substantially all of the charge relates to GECS IT Solutions business and its GE Auto and Home business, a direct subsidiary of GE Financial Assurance. The primary factors resulting in the impairment charge were the difficult economic environment in the information technology sector and enhanced price competition in the auto insurance industry. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

Intangibles Subject to Amortization

(Dollars in millions)	At March 31, 2002		At December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
GE
Patents, licenses and other	$1,115	$(388)	$960	$(382)

GECS
Present value of
future profits (PVFP)	5,537	(3,363)	5,504	(3,306)
All other	744	(475)	1,092	(506)

Total	$7,396	$(4,226)	$7,556	$(4,194)

      Consolidated amortization expense related to intangible assets, excluding goodwill for the quarters ended March 31, 2002 and 2001, was $77 million ($6 million for GE and $71 million for GECS) and $87 million ($8 million for GE and $79 million for GECS), respectively. The estimated percentage of the December 31, 2001, PVFP balance to be amortized over each of the next five years is as follows:

2002	13.0%
2003	10.5%
2004	8.9%
2005	7.6%
2006	6.3%

      Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

      In addition, GE and GECS had capitalized software (net of accumulated amortization) of  $1,438 million and $896 million, respectively, at March 31, 2002, and $1,435 million and $901 million, respectively, at December 31, 2001. Consolidated amortization expense related to capitalized software for the quarters ended March 31, 2002 and 2001, was $192 million ($133 million for GE and $59 million for GECS) and $100 million ($64 million for GE and $36 million for GECS), respectively. GECS also had mortgage servicing assets (net of accumulated amortization) of $880 million and $929 million at March 31, 2002 and December 31, 2001, respectively. Amortization expense related to the mortgage servicing assets was approximately $62 million and $57 million in the first quarter of 2002 and 2001, respectively.

Goodwill

(Dollars in millions)	Balance 12/31/01	Transition Impairment	Acquired	Foreign Exchange and Other	Balance 3/31/02

GE	$12,354	$ –	$943	$(25)	$13,272
GECS	15,933	(1,204)	538	6	15,273

	$28,287	$(1,204)	$1,481	$(19)	$28,545

      Goodwill increased by $258 million during the first quarter, primarily as a result of acquisitions by Industrial Systems and GECS, partially offset by the impairment charge at GECS resulting from the accounting change described above. Goodwill balances assigned to other GE industrial segments were relatively unchanged during the quarter. Goodwill balances of the GE industrial segments follow:

(Dollars in millions)	At 3/31/02

Aircraft Engines	$1,920
Appliances	233
Industrial Products and Systems	2,263
Materials	1,914
NBC	2,568
Power Systems	1,955
Technical Products and Services	2,419

$13,272

      4. At January 1, 2001, GE and GECS adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $324 million ($0.03 per share). Also at January 1, 2001, GE and GECS adopted the consensus of the Emerging Issues Task Force of the FASB on accounting for impairment of beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 was a one-time reduction of net earnings in the first quarter of 2001 of $120 million ($0.01 per share).

      5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Net earnings	$2,503	$2,573
Investment securities - net	(447)	1,009
Currency translation adjustments	(405)	144
Derivatives qualifying as hedges	363	(556)
Cumulative effect on equity of adopting SFAS 133	–	(827)

Total	$2,014	$2,343

      6. Inventories consisted of the following:

	At
(Dollars in millions)	3/31/02	12/31/01

GE
Raw materials and work in process	$5,108	$4,708
Finished goods	4,144	3,951
Unbilled shipments	447	312
Revaluation to LIFO	(663)	(676)

Total GE inventories	9,036	8,295

GECS
Finished goods	261	270

Total	$9,297	$8,565

      7. Property, plant and equipment (including equipment leased to others) – net, consisted of the following:

	At
(Dollars in millions)	3/31/02	12/31/01

Original cost
– GE	$31,466	$31,232
– GECS	41,348	40,055

Total	72,814	71,287

Accumulated depreciation and amortization
– GE	18,815	18,433
– GECS	11,046	10,714

Total	29,861	29,147

Property, plant and equipment - net
– GE	12,651	12,799
– GECS	30,302	29,341

Total	$42,953	$42,140

      8. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended
(Dollar amounts and shares in millions;	3/31/02		3/31/01
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before cumulative effect of
accounting changes	$3,518	$3,518	$3,017	$3,017
Dividend equivalents – net of tax	3	–	3	–

Earnings before accounting changes for
per-share calculation	$3,521	$3,518	$3,020	$3,017

Cumulative effect of accounting changes	$(1,015)	$(1,015)	$(444)	$(444)

Net earnings	$2,503	$2,503	$2,573	$2,573
Dividend equivalents – net of tax	3	–	3	–

Net earnings for per-share calculation	$2,506	$2,503	$2,576	$2,573

Average equivalent shares
Shares of GE common stock	9,931	9,931	9,934	9,934
Employee compensation-related shares,
including stock options	102	–	133	–

Total average equivalent shares	10,033	9,931	10,067	9,934

Per share amounts
Earnings before cumulative effect of accounting changes	$0.35	$0.35	$0.30	$0.30
Cumulative effect of accounting changes	(0.10)	(0.10)	(0.04)	(0.04)

Net earnings	$0.25	$0.25	$0.26	$0.26

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations – First quarter of 2002 compared with first quarter of 2001

      General Electric Company's earnings before required accounting changes rose 17% to $3.518 billion, or $0.35 per share, from last year's $3.017 billion, or $0.30 per share. Required accounting changes refer to the one-time, non-cash effects of adopting new accounting rules in 2002 and 2001 (discussed in notes 3 and 4 of this Report).

      Revenues of $30.5 billion were about the same as in the first quarter of 2001. Revenues for GE's industrial businesses grew 5% over last year's first quarter, reflecting continued strength at Power Systems, including contract termination revenues of $476 million, and NBC's broadcast of the Winter Olympics.

      GE's first-quarter operating margin was 18.2% of sales, up from last year's 17.7%. GE's digitization initiative was a significant contributor to margin expansion.

      Cash generated from GE's operating activities, excluding progress collections, was $2.2 billion, up 18% from last year's $1.8 billion. Reflecting record progress collections in 2001, reported cash flow from operating activities of $1.4 billion was 53% lower than last year's $3.1 billion. As part of its $30 billion share repurchase program, GE purchased $660 million of its stock during the first quarter to reach $21.5 billion, or 1.048 billion shares, purchased since the program's inception in December 1994.

      Acquisitions completed since April 1, 2001, contributed $1.0 billion to consolidated revenues and $160 million to consolidated net earnings in the first quarter of 2002.

Segment Analysis

      The comments that follow compare revenues and operating profit by operating segment for the first quarters of 2002 and 2001. First quarter 2001 amounts have been revised to conform to the 2002 presentation as discussed in note 3 of this Report.

  Aircraft Engines reported revenues of $2.577 billion, 6% lower than a year ago, reflecting reduced product service revenues, which more than offset higher engine sales. Following the events of September 11, product service revenues have been adversely affected by reduced customer flight hours and corresponding servicing requirements. Operating profit decreased 12% to $421 million, primarily as a result of lower service volume and lower pricing, partially offset by variable cost productivity.

  Appliances revenues of $1.414 billion rose 8% over the first quarter of 2001, with a strong performance in the U.S., gaining 0.6 points of market share, more than offsetting lower selling prices. Operating profit increased 5% to $91 million largely as a result of volume, base cost productivity and lower material costs, which more than offset decreases in selling prices.

  Industrial Products and Systems
	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Industrial Systems	$1,097	$1,124
Lighting	540	609
Transportation Systems	482	548
GE Supply	532	566

Total revenues	$2,651	$2,847

	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Operating profit
Industrial Systems	$103	$133
Lighting	20	59
Transportation Systems	53	50
GE Supply	20	18

Total operating profit	$196	$260

Industrial Products and Systems reported a 7% decrease in revenues and a 25% decrease in operating profit primarily as a result of declines in selling prices and volume across the businesses. Industrial Systems revenues were down 2% compared with last year as volume and selling price decreases more than offset the benefit of revenues from acquisitions. Industrial Systems' sharply lower operating profit was principally the result of lower volume and selling prices. Lighting was adversely affected by volume declines, higher advertising costs related to new product introductions and charges related to customer delinquencies, particularly at Kmart. Transportation Systems revenues from locomotive sales decreased, but were partially offset by increases in service revenues and revenues from acquisitions; operating profit was favorably affected by strong variable cost productivity. GE Supply revenues were 6% lower than last year, but productivity improvements offset lower pricing.

  Materials
	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Plastics	$1,179	$1,448
Specialty Materials	401	486

Total revenues	$1,580	$1,934

	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Operating profit
Plastics	$207	$339
Specialty Materials	47	81

Total operating profit	$254	$420

Materials revenues decreased 18% primarily due to continued weakness in pricing. Operating profit decreased 40% as a result of lower pricing, despite cost reductions from productivity through digitization and lower materials costs at both Plastics and Specialty Materials.

  NBC reported a 48% increase in revenues compared with the first quarter of 2001, reflecting its broadcast of the Winter Olympics and improved pricing in the advertising market. Operating profit increased 5% in the first quarter of 2002, primarily because of the lack of current year counterparts to 2001 charges relating to cost reduction activities, Internet operations and employee severance.

  Power Systems revenues increased 24% to $5.271 billion, primarily as a result of sharply higher volume in gas turbines and contract cancellation fees of $476 million. Operating profit increased 81% to $1.552 billion, reflecting the combined effects of improved selling prices and higher volume, net contract cancellation fees and productivity.

  Technical Products & Services
	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Medical Systems	$1,863	$1,828
Global eXchange Services	105	170

Total revenues	$1,968	$1,998

	Three months ended
(Dollars in millions)	3/31/02	3/31/01

Operating profit
Medical Systems	$266	$293
Global eXchange Services	5	31

Total operating profit	$271	$324

Technical Products and Services revenues were slightly lower and operating profit was 16% lower compared with last year. Medical Systems revenues grew slightly as volume increases offset price reductions. Sales of CT scanners weakened in light of new product introductions anticipated later in 2002. Operating profit at Medical Systems declined 9% as a result of lower selling prices and currency exchange in Asia. Global eXchange Services revenues and operating profit were lower than last year, reflecting lack of a current year counterpart to a gain on disposal of a joint venture in 2001.

  GE Capital Services
	Three months ended

(Dollars in millions)	3/31/02	3/31/01

Revenues
Consumer Services	$5,410	$5,692
Equipment Management	1,599	1,845
Mid-Market Financing	2,271	1,951
Specialized Financing	720	835
Specialty Insurance	2,785	2,888
All Other	1,114	1,512

Total revenues	$13,899	$14,723

Earnings before accounting changes
Consumer Services	$704	$ 648
Equipment Management	169	306
Mid-Market Financing	354	292
Specialized Financing	218	119
Specialty Insurance	234	270
All Other	(22)	(95)

Total earnings before accounting changes	$1,657	$1,540

GECS first-quarter revenues decreased 6% compared with the first quarter of 2001. This decrease primarily resulted from volume decreases at IT Solutions, the absence of revenues from Americom which was divested in the fourth quarter of 2001, lower securitization gains primarily at Card Services, and reduced market interest rates, the combination of which were partially offset by acquisition and origination growth in Mid-Market Financing activities. Excluding the effect of the prior year's goodwill amortization of $139 million, earnings before accounting changes increased 8%. The earnings increase reflected productivity and origination growth, the contributions from acquired businesses and portfolios as well as lower taxes. Those changes were partially offset by $97 million lower gains on sales of investment securities, $27 million lower gains on securitizations, the absence of a current year counterpart to the 2001 disposition of Americom and lower results at GE Global Insurance.

GECS revenues and earnings before accounting changes, by GECS operating segment, for the three months ended March 31, 2002 and March 31, 2001, are summarized and discussed below. For purposes of this discussion, earnings before accounting changes is referred to as "net earnings".

Consumer Services

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Global Consumer Finance	$1,470	$1,318
GE Financial Assurance	2,983	3,100
GE Card Services	903	1,122
Other Consumer Services	54	152

Total revenues	$5,410	$5,692

Net earnings
Global Consumer Finance	$320	$297
GE Financial Assurance	173	159
GE Card Services	211	177
Other Consumer Services	–	15

Net earnings	$704	$648

Consumer Services net earnings increased 9% on revenues that were 5% lower compared with the first three months of 2001. The largest single factor affecting revenues was lower market interest rates. Revenues also declined because of exited businesses as well as lower securitization gains at Card Services and lower revenues from the planned transition of restructured Toho insurance policies at GE Financial Assurance, the combination of which more than offset acquisition and volume growth at Global Consumer Finance and GE Financial Assurance. Other Consumer Services revenues decreased as a result of the planned run-off of the U.S. auto finance business portfolio. The increase in net earnings reflected growth across all three major businesses: Card Services had volume growth, productivity, and reduced losses from exited businesses; GE Financial Assurance growth was largely the result of productivity; Global Consumer Finance growth was primarily from acquisitions and productivity.

Equipment Management

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Aviation Services (GECAS)	$568	$516
Americom	–	237
Other Equipment Management	1,031	1,092

Total revenues	$1,599	$1,845

Net earnings
Aviation Services (GECAS)	$95	$130
Americom	–	91
Other Equipment Management	74	85

Net earnings	$169	$306

Equipment Management revenues decreased 13% and net earnings decreased 45% in the first quarter of 2002, compared with the corresponding period in 2001. The decrease in revenues principally reflects the divestiture of Americom in the fourth quarter of 2001, partially offset by volume growth at GECAS. The decrease in net earnings principally reflects the divestiture of Americom and fewer aircraft sales at GECAS.

Mid-Market Financing

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Commercial Equipment Financing	$1,081	$956
Commercial Finance	610	524
Vendor Financial Services	535	471
Other Mid-Market Financing	45	–

Total revenues	$2,271	$1,951

Net earnings
Commercial Equipment Financing	$168	$120
Commercial Finance	107	113
Vendor Financial Services	67	57
Other Mid-Market Financing	12	2

Net earnings	$354	$292

Mid-Market Financing revenues and net earnings increased 16% and 21% in the first quarter of 2002, compared with the first quarter of 2001. The increase in revenues principally reflects the combination of acquisition and origination growth at Commercial Equipment Financing, Commercial Finance and Vendor Financial Services, partially offset by decreased market interest rates and reduced asset gains. Growth in net earnings reflected acquisition and volume growth at Commercial Equipment Financing and Commercial Finance, as well as acquisition growth at Vendor Financial Services, partially offset by reduced asset gains and higher losses at Commercial Finance.

Specialized Financing

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Real Estate	$461	$598
Structured Finance Group	296	312
GE Equity	(55)	(89)
Other Specialized Financing	18	14

Total revenues	$720	$835

Net earnings
Real Estate	$162	$132
Structured Finance Group	129	106
GE Equity	(70)	(117)
Other Specialized Financing	(3)	(2)

Net earnings	$218	$119

Specialized Financing revenues decreased 14% in the first quarter of 2002, as a result of lower market interest rates and lower asset gains at Real Estate and Structured Finance Group. These decreases were partially offset by reduced asset losses on equity investments at GE Equity. Net earnings increased 83% in the first quarter of 2002, reflecting productivity benefits, volume and acquisition growth at Real Estate and Structured Finance Group and lower asset losses at GE Equity, which more than offset the decrease in asset gains discussed above.

Specialty Insurance

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
Mortgage Insurance	$280	$309
GE Global Insurance Holdings	2,407	2,497
Other Specialty Insurance	98	82

Total revenues	$2,785	$2,888

Net earnings
Mortgage Insurance	$100	$124
GE Global Insurance Holdings	80	146
Other Specialty Insurance	54	-

Net earnings	$234	$270

Specialty Insurance revenues decreased 4% in the first quarter of 2002 as a result of reduced investment income at Global Insurance Holdings and reduced premiums associated with mortgage refinancing activity at Mortgage Insurance. Net earnings decreased 13% in the first quarter of 2002, reflecting no counterpart to favorable 2001 underwriting results and reduced investment gains at Global Insurance Holdings, as well as the effects of refinancing activity at Mortgage Insurance described above, partially offset by lower costs associated with the portfolio runoff at Mortgage Services.

All Other GECS

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01

Revenues
IT Solutions	$916	$1,221
Other	198	291

Total revenues	$1,114	$1,512

Net earnings
IT Solutions	$(2)	$(3)
Other	(20)	(92)

Net earnings	$(22)	$(95)

All Other GECS decline in revenues primarily related to reduced volume and discontinued product lines at IT Solutions. The decline in net loss primarily related to lower corporate expenses.

B. Financial Condition

      With respect to the Condensed Statement of Financial Position, consolidated assets were $500.7 billion at March 31, 2002, compared with $495.0 billion at December 31, 2001.

      GE assets of $109.6 billion at March 31, 2002, were about the same as at December 31, 2001. Intangible assets increased $1.1 billion from acquisitions and other assets increased $2.5 billion, while cash decreased $3.9 billion.

      GECS assets increased by $1.4 billion from the end of 2001. Other receivables increased $1.0 billion to $41.5 billion at the end of the first quarter and consist primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain trade payable programs), amounts due under operating leases, receivables due on sales of securities and various sundry items. The increase primarily relates to the timing of cash receipts at the quarter end. Property, plant and equipment (including equipment leased to others) increased $1.0 billion to $30.3 billion at the end of the first quarter and primarily related to the acquisition of aircraft. All other assets increased $0.9 billion at the end of the first quarter as a result of additional investments in real estate. In addition, investment securities increased $0.8 billion to $100.9 billion at the end of the first quarter, primarily reflecting investment of premiums received. Financing receivables, net of the allowance for losses, aggregated $172.9 billion at March 31, 2002, a decrease of $1.2 billion. The decrease primarily reflects the effects of securitizations and foreign currency translation on European financing receivables, partially offset by higher origination volume and acquisition growth. GECS allowance for losses of $4.9 billion at March 31, 2002, reflects management's best estimate of probable losses inherent in the portfolio. In addition, intangible assets decreased $1.0 billion to $17.7 billion at March 31, 2002. The decrease primarily reflects the goodwill impairment recorded upon adoption of SFAS 142.

      Consolidated liabilities of $440.3 billion at March 31, 2002, were $5.4 billion higher than at year-end 2001. GE liabilities decreased by $0.4 billion; GECS liabilities increased by $1.6 billion.

      GE borrowings were $1.6 billion ($0.9 billion short-term and $0.7 billion long-term) at March 31, 2002, a decrease of $0.9 billion from December 31, 2001. GE's ratio of debt to total capital at the end of March 2002 was 2.8% compared with 4.3% at the end of last year and 3.1% at March 31, 2001. Other changes in GE's liabilities comprised numerous, relatively small items.

      GECS liabilities increased by $1.6 billion reflecting an increase in long-term borrowings of $14.0 billion and a decrease in short-term borrowings of $13.0 billion from year-end 2001. In addition, insurance liabilities, reserves and annuity benefits increased $1.0 billion to $115.2 billion at the end of March 2002, primarily reflecting growth in deferred annuities and guaranteed investment contracts. Other changes in GECS liabilities comprised numerous, relatively small items.

      With respect to cash flows, consolidated cash and equivalents amounted to $9.4 billion at March 31, 2002, an increase of $0.4 billion from December 31, 2001. Cash and equivalents were $8.2 billion at March 31, 2001, about the same as at December 31, 2000.

      GE cash and equivalents amounted to $6.5 billion at March 31, 2002, a decrease of $3.9 billion from December 31, 2001. During the first quarter of 2002, operating cash flows decreased to $1.4 billion, 53% lower than the first quarter of 2001, as a result of sharply lower progress collections. Cash used for investing activities ($2.1 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($3.3 billion) included $1.8 billion for dividends paid to share owners – a 12.5% increase in the per-share dividend rate compared with first quarter of last year – $0.7 billion for repurchases of common stock under the share repurchase program and $1.0 billion in repayments and reductions in debt.

      GE cash and equivalents amounted to $7.5 billion at March 31, 2001, an increase of $0.3 billion from December 31, 2000. During the first quarter of 2001, operating cash flows increased to $3.1 billion, an increase of 18% over the first quarter of 2000, primarily as a result of improvements in earnings and higher progress collections, net of advances to suppliers. Cash used for investing activities ($0.4 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($2.3 billion) included $1.6 billion for dividends paid to share owners – a 17% increase in the per-share dividend rate compared with first quarter of last year – and $0.9 billion for repurchases of common stock under the share repurchase program. Funds used for dividends and the share repurchases were generated from operating cash flow.

      GECS cash and equivalents decreased by $0.1 billion during the first quarter of 2002 to $7.2 billion. Cash provided from operating activities was $4.4 billion, compared with $2.4 billion during the first quarter of 2001. The increase in cash from operating activities year was largely attributable to increased insurance reserves, decreased insurance receivables due to timing of settlements, and reduced insurance policyholder redemptions in 2002 associated with the Toho acquisition. Cash from financing activities totaled $2.6 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($7.0 billion), a majority of which was attributable to increases in financing receivables and investments in securities.

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

Liquidity

      The major debt-rating agencies evaluate the financial condition of GE and of GE Capital Corporation ("GE Capital"), the major public borrowing entity of GECS, differently because of their distinct business characteristics. Factors that are important to the ratings of both include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, as well as other criteria appropriate to GE and GECS individually, those major rating agencies continue to give the highest ratings to debt of GE and GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

      Global commercial paper markets are a primary source of cash for GE and GECS. GE Capital is the most widely-held name in those markets. GECS began the year with $117 billion of commercial paper, about 49% of GECS total debt outstanding at December 31, 2001, and at the end of the first quarter of 2002 had $101 billion of commercial paper outstanding, about 42% of GECS total debt outstanding. GE and GECS plan to reduce the ratio of commercial paper to approximately 25% to 35% of total outstanding debt by the end of 2002.

      As of March 31, 2002, GE Capital held approximately $34 billion of contractually committed lending agreements with highly-rated global banks and is in the process of increasing its committed lending agreements to approximately $50 billion. When considering the contractually committed lending agreements as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and potential asset sales, management believes it could achieve an orderly transition from commercial paper in the unlikely event of impaired access to the commercial paper market.

      During the first quarter of 2002, GE Capital issued approximately $25 billion of long-term debt, largely in the U.S. market. These funds were used primarily to reduce the amount of commercial paper outstanding as well as to fund maturing long-term debt. GECS anticipates issuing approximately $50 billion to $70 billion of additional long-term debt through GE Capital, using both U.S. and international markets during the remainder of 2002. The proceeds from such issuances will be used to reduce the amount of commercial paper outstanding, to fund maturing long-term debt and fund additional asset growth. The ultimate amount of debt issuances will depend upon the growth in assets, availability of markets and movements of interest rates.

      GE continues to use special purpose entities as described in the December 31, 2001, Annual Report on Form 10-K. Compared with December 31, 2001, receivables held by special purpose entities as of March 31, 2002, remained at $43.0 billion and the maximum amount of liquidity support for commercial paper outstanding was about the same at $43.4 billion. The maximum recourse provided under credit support agreements increased from $14.5 billion at December 31, 2001, to $15.2 billion at March 31, 2002.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
Exhibit 11. Computation of Per Share Earnings* Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 8 to the condensed consolidated financial statements in this Report.
b.	Reports on Form 8-K during the quarter ended March 31, 2002.

A Form 8-K was filed on March 25, 2002 under Item 5, incorporating by reference GE's March 21, 2002 press release setting forth GE's approach to managing long-term bond offerings and debt portfolio of General Electric Capital Corporation.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 13, 2002	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer