Form 10-Q
period 2002-06-30
GENERAL ELECTRIC CO
filed 2002-07-31
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission file number 1-35
GENERAL ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

New York	14-0689340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001
(Address of principal executive offices)	(Zip Code)

  (Registrant's telephone number, including area code) (203) 373-2211

Former name, former address and former fiscal year, if changed since last report

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No __

          There were 9,949,471,000 shares with a par value of $0.06 per share outstanding at June 28, 2002.

General Electric Company

Forward Looking Statements

This document includes certain "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Second quarter ended June 30 (Unaudited)
	Consolidated		GE		GECS
(Dollars, except per-share amounts, in millions)	2002	2001	2002	2001	2002	2001

Sales of goods	$14,678	$13,427	$13,822	$12,474	$899	$960
Sales of services	5,583	5,053	5,637	5,114	–	–
Earnings of GECS	–	–	1,327	1,477	–	–
GECS revenues from services	12,867	13,341	–	–	12,953	13,439
Other income	86	156	103	200	–	–

Total revenues	33,214	31,977	20,889	19,265	13,852	14,399

Cost of goods sold	10,300	9,196	9,521	8,337	822	866
Cost of services sold	3,565	3,513	3,619	3,574	–	–
Interest and other financial charges	2,443	2,707	75	115	2,429	2,671
Insurance losses and policyholder
and annuity benefits	3,689	3,712	–	–	3,689	3,712
Provision for losses on financing receivables	785	496	–	–	785	496
Other costs and expenses	6,735	6,756	2,201	2,062	4,576	4,757
Minority interest in net earnings of
consolidated affiliates	90	101	50	59	40	42

Total costs and expenses	27,607	26,481	15,466	14,147	12,341	12,544

Earnings before income taxes	5,607	5,496	5,423	5,118	1,511	1,855
Provision for income taxes	(1,181)	(1,599)	(997)	(1,221)	(184)	(378)

Net earnings	$4,426	$3,897	$4,426	$3,897	$1,327	$1,477

Per-share amounts
Diluted earnings per share	$0.44	$0.39
Basic earnings per share	$0.45	$0.39

Dividends declared per share	$0.18	$0.16

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		GECS
(Dollars, except per-share amounts, in millions)	2002	2001	2002	2001	2002	2001

Sales of goods	$27,224	$25,861	$25,552	$23,840	$1,715	$2,028
Sales of services	10,525	9,479	10,655	9,598	–	–
Earnings of GECS before accounting changes	–	–	2,984	2,878	–	–
GECS revenues from services	25,845	26,915	–	–	26,036	27,094
Other income	141	215	189	309	–	–

Total revenues	63,735	62,470	39,380	36,625	27,751	29,122

Cost of goods sold	19,204	17,784	17,683	15,964	1,564	1,827
Cost of services sold	7,008	6,718	7,138	6,837	–	–
Interest and other financial charges	4,817	5,783	232	370	4,717	5,569
Insurance losses and policyholder and
annuity benefits	7,238	7,235	–	–	7,238	7,235
Provision for losses on financing receivables	1,447	979	–	–	1,447	979
Other costs and expenses	13,241	13,818	4,220	4,216	9,128	9,719
Minority interest in net earnings of consolidated
affiliates	166	203	92	104	74	99

Total costs and expenses	53,121	52,520	29,365	27,491	24,168	25,428

Earnings before income taxes and accounting changes	10,614	9,950	10,015	9,134	3,583	3,694
Provision for income taxes	(2,670)	(3,036)	(2,071)	(2,220)	(599)	(816)

Earnings before accounting changes	7,944	6,914	7,944	6,914	2,984	2,878
Cumulative effect of accounting changes (notes 3 and 4)	(1,015)	(444)	(1,015)	(444)	(1,015)	(169)

Net earnings	$6,929	$6,470	$6,929	$6,470	$1,969	$2,709

Per-share amounts before accounting changes
Diluted earnings per share	$0.79	$0.69
Basic earnings per share	$0.80	$0.70

Per-share amounts after accounting changes
Diluted earnings per share	$0.69	$0.64
Basic earnings per share	$0.70	$0.65

Dividends declared per share	$0.36	$0.32

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		GECS
(Dollars in millions)	6/30/02	12/31/01	6/30/02	12/31/01	6/30/02	12/31/01

Cash and equivalents	$10,211	$9,082	$1,688	$10,447	$8,580	$7,314
Investment securities	107,157	101,017	565	879	106,592	100,138
Current receivables	10,207	9,590	10,477	9,805	–	–
Inventories	9,139	8,565	8,873	8,295	266	270
Financing receivables – net	185,373	174,032	–	–	185,373	174,032
Other GECS receivables	40,218	38,422	–	–	42,224	40,584
Property, plant and equipment (including equipment
leased to others) – net	44,471	42,140	13,186	12,799	31,285	29,341
Investment in GECS	–	–	29,643	28,590	–	–
Intangible assets – net	43,718	35,124	21,423	14,367	22,295	20,757
All other assets	90,394	77,051	27,291	24,551	64,010	53,048

Total assets	$540,888	$495,023	$113,146	$109,733	$460,625	$425,484

Short-term borrowings	$135,224	$153,076	$2,378	$1,722	$133,772	$160,844
Accounts payable, principally trade accounts	17,510	18,158	6,323	6,680	13,541	13,705
Progress collections and price adjustments accrued	9,132	11,751	9,132	11,751	–	–
Other GE current liabilities	16,860	15,919	16,860	15,919	–	–
Long-term borrowings	125,206	79,806	870	787	124,448	79,091
Insurance liabilities, reserves and annuity benefits	128,974	114,223	–	–	128,974	114,223
All other liabilities	33,740	32,921	16,674	16,089	16,914	16,647
Deferred income taxes	10,194	9,130	1,202	1,013	8,992	8,117

Total liabilities	476,840	434,984	53,439	53,961	426,641	392,627

Minority interest in equity of consolidated
affiliates	5,321	5,215	980	948	4,341	4,267
Accumulated gains/(losses) – net (a)
Investment securities	100	(232)	100	(232)	230	(348)
Currency translation adjustments	(2,985)	(3,136)	(2,985)	(3,136)	(929)	(840)
Derivatives qualifying as hedges	(1,351)	(955)	(1,351)	(955)	(1,333)	(890)
Common stock (9,949,471,000 and 9,925,938,000
shares outstanding at June 30, 2002 and
December 31, 2001, respectively)	669	669	669	669	1	1
Other capital	17,146	16,693	17,146	16,693	5,988	5,989
Retained earnings	72,051	68,701	72,051	68,701	25,686	24,678
Less common stock held in treasury	(26,903)	(26,916)	(26,903)	(26,916)	–	–

Total share owners' equity	58,727	54,824	58,727	54,824	29,643	28,590

Total liabilities and equity	$540,888	$495,023	$113,146	$109,733	$460,625	$425,484

(a) The sum of accumulated gains/(losses) on currency translation adjustments, investment securities and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(4,236) million and $(4,323) million at June 30, 2002 and December 31, 2001, respectively.

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "GECS." June 30, 2002, information is unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		GECS
(Dollars in millions)	2002	2001	2002	2001	2002	2001

Cash flows – operating activities
Net earnings	$6,929	$6,470	$6,929	$6,470	$1,969	$2,709
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	1,015	444	1,015	444	1,015	169
Depreciation and amortization of
property, plant and equipment	2,730	2,542	1,010	952	1,720	1,590
Amortization of goodwill	–	605	–	259	–	346
Earnings retained by GECS	–	–	(2,023)	(1,872)	–	–
Deferred income taxes	1,574	(265)	354	262	1,220	(527)
Increase in GE current receivables	(107)	(347)	(162)	(294)	–	–
Decrease (increase) in inventories	(185)	(238)	(189)	(585)	4	347
Increase (decrease) in accounts payable	(631)	1,655	(521)	(137)	16	2,022
Increase in insurance liabilities, reserves
and annuity benefits	2,626	1,967	–	–	2,626	1,967
Provision for losses on financing receivables	1,447	979	–	–	1,447	979
All other operating activities	(4,552)	2,456	(2,936)	2,305	(1,600)	676

Cash from operating activities	10,846	16,268	3,477	7,804	8,417	10,278

Cash flows – investing activities
Additions to property, plant and equipment	(5,652)	(7,730)	(953)	(1,336)	(4,699)	(6,394)
Net increase in GECS financing receivables	(7,614)	(1,006)	–	–	(7,614)	(1,006)
Payments for principal businesses purchased	(12,752)	(3,704)	(7,508)	(424)	(5,244)	(3,280)
All other investing activities	(1,757)	53	(207)	786	(1,787)	(1,236)

Cash used for investing activities	(27,775)	(12,387)	(8,668)	(974)	(19,344)	(11,916)

Cash flows – financing activities
Increase (decrease) in borrowings (maturities 90 days or less)	(26,541)	(1,507)	830	315	(35,883)	431
Newly issued debt (maturities longer than 90 days)	59,124	12,461	300	396	58,864	12,037
Repayments and other reductions (maturities
longer than 90 days)	(12,777)	(10,538)	(587)	(595)	(12,190)	(9,943)
Net purchases of GE shares for treasury	(535)	(1,337)	(535)	(1,337)	–	–
Dividends paid to share owners	(3,576)	(3,178)	(3,576)	(3,178)	(961)	(1,006)
All other financing activities	2,363	23	–	–	2,363	23

Cash from (used for) financing activities	18,058	(4,076)	(3,568)	(4,399)	12,193	1,542

Increase (decrease) in cash and equivalents	1,129	(195)	(8,759)	2,431	1,266	(96)
Cash and equivalents at beginning of year	9,082	8,195	10,447	7,210	7,314	6,052

Cash and equivalents at June 30	$10,211	$8,000	$1,688	$9,641	$8,580	$5,956

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "GECS." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates
(Dollars in millions)	Second quarter ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)

	2002	2001	2002	2001

Revenues
GE
Aircraft Engines	$2,764	$3,055	$5,341	$5,793
Appliances	1,600	1,402	3,014	2,717
Industrial Products and Systems	3,025	2,982	5,676	5,829
Materials	2,028	1,856	3,608	3,790
NBC	1,987	1,831	3,985	3,182
Power Systems	6,526	5,142	11,797	9,402
Technical Products and Services	2,316	2,148	4,284	4,146
Eliminations	(757)	(667)	(1,468)	(1,216)

Total GE segment revenues	19,489	17,749	36,237	33,643
Corporate items	73	39	159	104
Earnings of GECS before accounting changes	1,327	1,611	2,984	3,151

Total GE revenues	20,889	19,399	39,380	36,898
GECS segment revenues	13,852	14,399	27,751	29,122
Eliminations (a)	(1,527)	(1,821)	(3,396)	(3,550)

Consolidated revenues	$33,214	$31,977	$63,735	$62,470

Segment profit
GE
Aircraft Engines	$566	$552	$987	$1,032
Appliances	119	93	210	180
Industrial Products and Systems	310	382	506	642
Materials	369	431	623	851
NBC	545	491	858	789
Power Systems	1,910	1,153	3,462	2,010
Technical Products and Services	411	423	682	747

Total GE operating profit	4,230	3,525	7,328	6,251
Earnings of GECS before accounting changes	1,327	1,611	2,984	3,151

Total segment profit	5,557	5,136	10,312	9,402
Corporate items and eliminations	(59)	97	(65)	102
GE interest and other financial charges	(75)	(115)	(232)	(370)
GE provision for income taxes	(997)	(1,221)	(2,071)	(2,220)

Earnings before accounting changes	4,426	3,897	7,944	6,914
Cumulative effect of accounting changes	–	–	(1,015)	(444)

Consolidated net earnings	$4,426	$3,897	$6,929	$6,470

(a) Principally the elimination of GECS earnings before accounting changes. See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Certain prior year amounts have been reclassified to conform to the current period's presentation.

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

     GE and GECS ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. Accordingly, goodwill amortization is now treated as a corporate rather than a segment cost. Other measurement changes relate to the GE pension and other retiree benefit plans, whose effects are now reported at the corporate level, and allocation to segments of other selected costs previously reported at the corporate level. GECS previously-reported segment information has also been revised to reflect changes effective as of January 1, 2002, in GECS internal organization. GECS Asia/Pacific operations previously managed by region are now managed and reported by the respective operating business. Also, certain businesses previously in separate segments are now reviewed directly by the GECS chief operating decision maker, and are therefore designated by GECS as operating segments. Because none of these operating segments qualifies as a GECS reporting segment, they have been combined for reporting purposes and are presented in "All Other GECS."

     Goodwill amortization expense for the second quarter ended June 30, 2001, was $138 million ($133 million after tax) and $172 million ($134 million after tax) for GE and GECS, respectively. Goodwill amortization expense for the six months ended June 30, 2001, was $259 million ($244 million after tax) and $346 million ($273 million after tax) for GE and GECS, respectively. The effects on earnings and earnings per share of excluding such goodwill amortization from the second quarter and first six months of 2001 follow.

	Second quarter ended June 30

	Consolidated		GE		GECS

(Dollars, except per-share amounts in millions)	2002	2001	2002	2001	2002	2001

Net earnings, as reported	$4,426	$3,897	$4,426	$3,897	$1,327	$1,477

Net earnings, excluding 2001 goodwill amortization	$4,426	$4,164	$4,426	$4,164	$1,327	$1,611

	Diluted		Basic

	2002	2001	2002	2001

Earnings per share, as reported	$0.44	$0.39	$0.45	$0.39

Earnings per share, excluding 2001 goodwill amortization	$0.44	$0.41	$0.45	$0.42

	Six months ended June 30

	Consolidated		GE		GECS

(Dollars, except per-share amounts in millions)	2002	2001	2002	2001	2002	2001

Earnings before accounting changes, as reported	$7,944	$6,914	$7,944	$6,914	$2,984	$2,878

Earnings before accounting changes, excluding 2001 goodwill amortization	$7,944	$7,431	$7,944	$7,431	$2,984	$3,151

Net earnings, as reported	$6,929	$6,470	$6,929	$6,470	$1,969	$2,709

Net earnings, excluding 2001 goodwill amortization	$6,929	$6,987	$6,929	$6,987	$1,969	$2,982

	Diluted		Basic

	2002	2001	2002	2001

Earnings per share before accounting changes, as reported	$0.79	$0.69	$0.80	$0.70

Earnings per share before accounting changes, excluding 2001 goodwill amortization	$0.79	$0.74	$0.80	$0.75

Earnings per share, as reported	$0.69	$0.64	$0.70	$0.65

Earnings per share, excluding 2001 goodwill amortization	$0.69	$0.69	$0.70	$0.70

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

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

     The result of testing goodwill of GE and GECS for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1.204 billion ($1.015 billion after tax, or $0.10 per share), which is reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to GECS IT Solutions business and the GECS GE Auto and Home business, a direct subsidiary of GE Financial Assurance. The primary factors resulting in the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

Intangibles Subject to Amortization

(Dollars in millions)	At June 30, 2002		At December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

GE

Patents, licenses and other	$1,926	$(458)	$960	$(382)
Capitalized software	2,461	(1,040)	2,353	(918)

Total GE	4,387	(1,498)	3,313	(1,300)

GECS

Present value of
future profits (PVFP)	5,752	(3,434)	5,504	(3,306)
Capitalized software	1,389	(500)	1,307	(406)
Mortgage servicing assets	3,942	(3,081)	3,768	(2,629)
All other	851	(498)	1,092	(506)

Total GECS	11,934	(7,513)	11,671	(6,847)

Total	$16,321	$(9,011)	$14,984	$(8,147)

     Consolidated amortization expense related to intangible assets, excluding goodwill for the quarters ended June 30, 2002 and 2001, was $568 million ($117 million for GE and $451 million for GECS) and $437 million ($55 million for GE and $382 million for GECS), respectively. Consolidated amortization expense related to intangible assets, excluding goodwill for the six months ended June 30, 2002 and 2001, was $918 million ($197 million for GE and $721 million for GECS) and $731 million ($110 million for GE and $621 million for GECS), respectively. The estimated percentage of the December 31, 2001, PVFP balance to be amortized over each of the next five years follows:

2002	13.0%
2003	10.5%
2004	8.9%
2005	7.6%
2006	6.3%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

Goodwill

     Goodwill balances follow:

(Dollars in millions)	Balance 12/31/01	Transition Impairment	Acquired	Foreign Exchange and Other	Balance 6/30/02

Aircraft Engines	$1,916	$ --	$345	$ 11	$2,272
Appliances	234	--	--	(11)	223
Industrial Products and Systems	1,357	--	949	6	2,312
Materials	1,923	--	1,474	(21)	3,376
NBC	2,568	--	2,386	--	4,954
Power Systems	1,948	--	689	58	2,695
Technical Products and Services	2,408	--	278	16	2,702

Total GE	12,354	--	6,121	59	18,534

GECS	15,933	(1,204)	2,756	389	17,874

Total	$28,287	$(1,204)	$8,877	$448	$36,408

     4. At January 1, 2001, GE and GECS adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the statement of financial position at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $324 million ($0.03 per share) and comprised two significant elements: one element represented the fair value of equity options embedded in loans that provided both GE and the borrower the right, but not the obligation, to convert the loans into shares of the borrower's stock; the second element of the transition effect was a portion of the effect of marking to market options and currency contracts used for hedging. Also at January 1, 2001, GE and GECS adopted the consensus of the Emerging Issues Task Force of the FASB on accounting for impairment of beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 was a one-time reduction of net earnings in the first quarter of 2001 of $120 million ($0.01 per share).

     5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, follows:

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Net earnings	$4,426	$3,897
Investment securities -- net changes in value	779	(938)
Currency translation adjustments	556	(171)
Derivatives qualifying as hedges -- net changes in value	(759)	343

Total	$5,002	$3,131

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Net earnings	$6,929	$6,470
Investment securities -- net changes in value	332	71
Currency translation adjustments	151	(27)
Derivatives qualifying as hedges -- net changes in value	(396)	(213)
Cumulative effect on equity of adopting SFAS 133	--	(827)

Total	$7,016	$5,474

     6. Inventories consisted of the following:

	At

(Dollars in millions)	6/30/02	12/31/01

GE
Raw materials and work in process	$4,955	$4,708
Finished goods	4,258	3,951
Unbilled shipments	320	312
Revaluation to LIFO	(660)	(676)

Total GE inventories	8,873	8,295

GECS
Finished goods	266	270

Total	$9,139	$8,565

     7. Property, plant and equipment (including equipment leased to others) -- net, consisted of the following:

	At

(Dollars in millions)	6/30/02	12/31/01

Original cost
GE	$32,258	$31,232
GECS	43,126	40,055

Total	75,384	71,287

Accumulated depreciation and amortization
GE	19,072	18,433
GECS	11,841	10,714

Total	30,913	29,147

Property, plant and equipment -- net
GE	13,186	12,799
GECS	31,285	29,341

Total	$44,471	$42,140

     8. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Second quarter ended

	6/30/02		6/30/01
(Dollar amounts and shares in millions;
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$4,426	$4,426	$3,897	$3,897
Dividend equivalents -- net of tax	3	--	3	--

Net earnings available for per-share calculation	$4,429	$4,426	$3,900	$3,897

Average equivalent shares
Shares of GE common stock	9,942	9,942	9,936	9,936
Employee compensation-related shares, including stock options	87	--	129	--

Total average equivalent shares	10,029	9,942	10,065	9,936

Net earnings per share	$0.44	$0.45	$0.39	$0.39

	Six months ended

	6/30/02		6/30/01
(Dollar amounts and shares in millions;
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting changes	$7,944	$7,944	$6,914	$6,914
Dividend equivalents -- net of tax	6	--	6	--

Earnings before accounting changes for per-share calculation	$7,950	$7,944	$6,920	$6,914

Cumulative effect of accounting changes	$(1,015)	$(1,015)	$(444)	$(444)

Net earnings available to common share owners	$6,929	$6,929	$6,470	$6,470
Dividend equivalents -- net of tax	6	--	6	--

Net earnings available for per-share calculation	$6,935	$6,929	$6,476	$6,470

Average equivalent shares
Shares of GE common stock	9,937	9,937	9,935	9,935
Employee compensation-related shares, including stock options	95	--	131	--

Total average equivalent shares	10,032	9,937	10,066	9,935

Per-share amounts
Earnings before accounting changes	$0.79	$0.80	$0.69	$0.70
Cumulative effect of accounting changes	(0.10)	(0.10)	(0.05)	(0.05)

Net earnings	$0.69	$0.70	$0.64	$0.65

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations -- Second Quarter of 2002 Compared With Second Quarter of 2001

     General Electric Company's earnings rose 14% to $4.426 billion from $3.897 billion in the second quarter of 2001, and earnings per share increased 13% to $0.44. Both earnings and earnings per share were records for the quarter. Power Systems, NBC, Medical Systems and Appliances had double-digit operating profit growth and eight GE Capital businesses had double-digit net earnings growth. Earnings reflect $358 million from a favorable settlement with the Internal Revenue Service of a dispute regarding exports from Aircraft Engines since 1979; a $70 million after-tax benefit from the termination of Power Systems gas turbine orders; approximately $350 million of after-tax adjustments to estimates of prior-year loss events at Employers Reinsurance Corporation (ERC), a direct subsidiary of GE Global Insurance Holdings, which resulted in a quarterly loss for GE Global Insurance Holdings of $236 million; and a $110 million after-tax loss to recognize impairment of WorldCom, Inc. bonds.

     Revenues rose 4% over the second quarter of 2001 to $33.214 billion. GE industrial revenues grew 10%, with double-digit growth at Power Systems, Medical Systems, Appliances and Specialty Materials. Revenues at GE Capital Services (GECS) declined 4% because of the revenue effects of ERC and portfolio losses including the impairment of WorldCom, Inc. bonds.

     Acquisitions contributed $215 million to earnings in the second quarter of 2002 compared with approximately $25 million in the comparable 2001 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     GE's second-quarter operating margin was 21.2%, up from last year's 20.6%, reflecting continuing productivity gains.

     Cash generated from GE's operating activities, excluding progress collections, was $6.1 billion in the first half of 2002, up 12% from $5.4 billion last year. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Excluding progress payments from operating activities portrays cash flow as if collections occurred at the time of sale. Reported cash flow from GE's operating activities was $3.5 billion which, reflecting the record progress collections in 2001, was 55% lower than last year's $7.8 billion. GE returned $4.7 billion to shareowners in the first half of 2002 through $3.6 billion in dividends and $1.1 billion in shares repurchased.

Segment Analysis:

     The comments that follow compare revenues and segment profit by operating segment for the second quarters of 2002 and 2001.

       • Aircraft Engines reported revenues of $2.764 billion, 10% lower than the second quarter of 2001, reflecting reduced commercial engine sales and servicing revenues partially offset by increased military sales. Operating profit increased to $566 million, 3% over the second quarter of 2001, reflecting continued base cost productivity that offset the effects of lower volume and unfavorable product mix.

       • Appliances revenues of $1.600 billion rose 14% over the second quarter of 2001 as new products continued to gain market share, more than offsetting lower selling prices. Operating profit increased 28% to $119 million largely as a result of volume, continued base cost productivity and lower material costs, which more than offset decreases in selling prices.

       • Industrial Products and Systems

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Industrial Systems	$1,273	$1,220
Lighting	532	604
Transportation Systems	594	572
GE Supply	626	586

Total revenues	$3,025	$2,982

Operating profit
Industrial Systems	$129	$160
Lighting	29	78
Transportation Systems	124	122
GE Supply	28	22

Total operating profit	$310	$382

Industrial Products and Systems reported a 1% increase in revenues and a 19% decrease in operating profit primarily as a result of lower selling prices across the businesses. Industrial Systems revenues were 4% higher than in the second quarter of 2001 reflecting contributions from acquisitions that more than offset lower volume and sharply lower selling prices. Industrial Systems operating profit was 19% lower than last year primarily because of sharply lower selling prices. Lighting continued to experience lower volumes and pricing which adversely affected revenues -- down 12% and operating profit -- 63% lower than last year. Transportation System's operating profit rose 2% on 4% higher revenue reflecting the effect of acquisitions. GE Supply reported an operating profit increase of $6 million on revenues that were 7% higher reflecting higher volume, lower material costs and productivity which offset the effect of lower prices.

       • Materials

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Plastics	$1,420	$1,363
Specialty Materials	608	493

Total revenues	$2,028	$1,856

Operating profit
Plastics	$275	$334
Specialty Materials	94	97

Total operating profit	$369	$431

Materials revenues were up 9% from last year's first quarter as volume increases, including revenues from acquired businesses, more than offset continued weakness in pricing. Operating profit decreased 14% principally as a result of lower pricing that more than offset higher volumes and lower material costs. Plastics experienced continued pricing pressure that accounted for most of an 18% decline in operating profit. Specialty Materials revenue increased 23% primarily as a result of acquisition volume. Operating profit in the second quarter of 2002 was 3% lower than last year as pricing and lower productivity offset the benefits of higher volumes and lower material costs.

       • NBC reported a 9% increase in revenues compared with the second quarter of 2001, primarily reflecting improved performance in the advertising market, the Telemundo acquisition and the absence of a counterpart to a one-time charge related to the shutdown of the XFL in 2001. Operating profit increased 11% reflecting improved performance in the advertising market, productivity improvements and absence of the XFL charge.

       • Power Systems revenues increased 27%, primarily as a result of higher volume in gas turbines (109 vs. 90 in 2001), growth in services, higher selling prices and contract cancellation fees of $162 million. Operating profit rose 66%, reflecting the combined effects of higher volume, productivity, improved selling prices and contract cancellation fees, net of related costs.

       • Technical Products and Services

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Medical Systems	$2,212	$1,960
Global eXchange Services	104	188

Total revenues	$2,316	$2,148

Operating profit
Medical Systems	$401	$356
Global eXchange Services	10	67

Total operating profit	$411	$423

Technical Products and Services revenues increased 8% from the second quarter of 2001, primarily as a result of 13% revenue and operating profit growth at Medical Systems, which reported higher equipment volume, including acquisitions, and continued growth in services. Operating profit for the segment fell 3% in the second quarter, reflecting the absence in 2002 of a counterpart to a gain on disposition of a joint venture at Global eXchange Services in 2001.

       • GE Capital Services

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Consumer Services	$5,330	$5,618
Equipment Management	1,733	1,768
Mid-Market Financing	2,346	1,920
Specialized Financing	784	727
Specialty Insurance	2,446	2,981
All Other	1,213	1,385

Total revenues	$13,852	$14,399

Net earnings
Consumer Services	$559	$586
Equipment Management	183	360
Mid-Market Financing	392	277
Specialized Financing	171	161
Specialty Insurance	(50)	279
All Other	72	(52)

Net earnings	$1,327	$1,611

GECS net earnings for the second quarter of 2002 were $1,327 million, a $150 million (10%) decrease from the second quarter of 2001. Excluding the effect of the prior year goodwill amortization ($134 million after tax) net earnings decreased 18% reflecting approximately $350 million of after-tax adjustments to estimates of prior-year loss events at Employers Reinsurance Corporation, a direct subsidiary of GE Global Insurance Holdings, increased credit losses, $270 million lower after-tax gains from investment securities (including a $110 million after-tax impairment on WorldCom, Inc. bonds) and $55 million after-tax of lower gains on securitizations. These decreases were partially offset by contributions from acquisitions, productivity and origination growth. Contributions from acquired companies to net earnings in the second quarter of 2002 and 2001 included approximately $168 million and $20 million, respectively. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

Consumer Services

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Global Consumer Finance	$1,501	$1,370
GE Financial Assurance	2,817	3,198
GE Card Services	962	956
Other Consumer Services	50	94

Total revenues	$5,330	$5,618

Net earnings
Global Consumer Finance	$323	$242
GE Financial Assurance	53	149
GE Card Services	176	187
Other Consumer Services	7	8

Net earnings	$559	$586

Consumer Services revenues decreased 5% and net earnings decreased 5% compared with the second quarter of 2001, as the effects of acquisitions were more than offset by lower earnings at GE Financial Assurance, which reflected impairment of $167 million pre-tax ($110 million after tax) of WorldCom, Inc. bonds, decreased premium volume, and the planned transition of the restructured Toho insurance policies. GE Financial Assurance had $42 million remaining exposure to WorldCom, Inc. at June 30, 2002. Other Consumer Services revenues decreased as a result of the planned run-off of the U.S. auto finance business portfolio. Consumer Services net earnings decreased primarily as a result of losses recognized on the impairment of investments at GE Financial Assurance, as well as lower securitization gains at GE Financial Assurance and Card Services, the combination of which more than offset increased productivity at GE Financial Assurance and Global Consumer Finance, increased volume growth and acquisitions at Global Consumer Finance and volume growth at Card Services.

Equipment Management

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Aviation Services (GECAS)	$683	$589
Americom	--	118
Other Equipment Management	1,050	1,061

Total revenues	$1,733	$1,768

Net earnings
Aviation Services (GECAS)	$117	$155
Americom	--	34
Other Equipment Management	66	171

Net earnings	$183	$360

Equipment Management revenues and net earnings decreased 2% and 49%, respectively, in the second quarter of 2002, compared with the corresponding period in 2001, reflecting the absence of a counterpart to 2001 Americom revenues following its divestiture in the fourth quarter of 2001, partially offset by volume growth at GECAS. The decrease in net earnings is attributable to prior year tax benefits from restructuring at Penske (included in Other Equipment Management), decreased gains from asset sales at GECAS and the divestiture of Americom, partially offset by volume growth and acquisitions at GECAS. As a result of the divestiture of Americom, GECS received an equity interest in SES Global, which is included in the Specialized Financing operating activity.

Mid-Market Financing

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Commercial Equipment Financing	$1,170	$997
Commercial Finance	554	436
Vendor Financial Services	554	487
Other Mid-Market Financing	68	--

Total revenues	$2,346	$1,920

Net earnings
Commercial Equipment Financing	$165	$119
Commercial Finance	138	92
Vendor Financial Services	74	62
Other Mid-Market Financing	15	4

Net earnings	$392	$277

Mid-Market Financing revenues and net earnings increased 22% and 42%, respectively, in the second quarter of 2002 compared with the second quarter of 2001. The increase in revenues principally reflected acquisition growth across all businesses. The increase in net earnings reflected contributions from acquisitions across all businesses, partially offset by higher credit losses at Commercial Finance, Commercial Equipment Financing and Vendor Financial Services. Other Mid-Market Financing also includes results of the Healthcare Financial Services business, which was recently launched primarily from assets acquired in the October 2001, acquisition of Heller Financial, Inc. ("Heller").

Specialized Financing

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Real Estate	$557	$461
Structured Finance Group	296	275
GE Equity	(87)	(21)
Other Specialized Financing	18	12

Total revenues	$784	$727

Net earnings
Real Estate	$133	$123
Structured Finance Group	125	106
GE Equity	(85)	(64)
Other Specialized Financing	(2)	(4)

Net earnings	$171	$161

Specialized Financing revenues increased 8% in the second quarter of 2002 as a result of acquisitions at Real Estate and Structured Finance Group and revenues associated with Structured Finance Group's equity method investment in SES Global (acquired in the fourth quarter of 2001), partially offset by increased asset losses on investments at GE Equity and reduced asset gains at Structured Finance Group and Real Estate. GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. Revenues at GE Equity include income, gains and losses on such investments. During the second quarter of 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues. Specialized Financing net earnings increased 6% as a result of acquisitions at Real Estate and volume growth and net income associated with the equity investment in SES Global at Structured Finance Group, the combination of which more than offset increased asset losses at GE Equity and reduced asset gains at Structured Finance Group.

Specialty Insurance

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Mortgage Insurance	$256	$270
GE Global Insurance Holdings	2,076	2,565
Other Specialty Insurance	114	146

Total revenues	$2,446	$2,981

Net earnings
Mortgage Insurance	$133	$93
GE Global Insurance Holdings	(236)	140
Other Specialty Insurance	53	46

Net earnings	$(50)	$279

Specialty Insurance revenues decreased 18% in the second quarter of 2002 primarily as a result of reduced premiums resulting from approximately $325 million of pre-tax adjustments to estimates of prior-year loss events, lower investment income at GE Global Insurance Holdings and reduced gains at GE Global Insurance Holdings and Mortgage Insurance. The decrease in Other Specialty Insurance revenues related to the portfolio run-off at Mortgage Services, partially offset by increased investment gains at Financial Guaranty Insurance Company. The 118% decrease in Specialty Insurance net earnings during the second quarter of 2002 resulted from  approximately $350 million of after-tax adjustments (including both reduced revenues and increased costs) to estimates of prior-year loss events, lower investment income at GE Global Insurance Holdings, and reduced investment gains at GE Global Insurance Holdings and Mortgage Insurance, partially offset by favorable development on prior year loss reserves and volume growth at Mortgage Insurance, primarily in Canada and Australia.

All Other GECS

	Second quarter ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
IT Solutions	$994	$1,090
Other	219	295

Total revenues	$1,213	$1,385

Net earnings
IT Solutions	$7	$(4)
Other	65	(48)

Net earnings	$72	$(52)

All Other GECS decline in revenues primarily related to reduced volume at IT Solutions, including the effects of exiting lower performing businesses. The increase in All Other GECS net earnings reflects the inclusion of a tax settlement with the Internal Revenue Service (IRS) resulting from revised IRS regulations, allowing the deductibility of previously realized losses associated with the prior disposition of Kidder Peabody preferred stock and the recovery of state tax benefits. Corporate expenses were also lower in 2002. The net earnings improvement in IT Solutions related to exiting lower performing businesses.

B. Results of Operations -- First Half of 2002 Compared With First Half of 2001

     Earnings before accounting changes for the first half rose 15% to $7.944 billion and earnings per share before accounting changes increased 14% to $.79, up from last year's $.69. Earnings before accounting changes exclude the one-time, non-cash impact of adopting new accounting rules (discussed in notes 3 and 4 of this 10-Q report). Both earnings per share and earnings were records for the first half.

     Consolidated revenues for the first six months of 2002 aggregated $63.7 billion, up 2% from last year. GE sales of goods and services were 8% higher, with improvements led by double-digit increases at Power Systems, NBC and Appliances. Operating profit of GE's industrial operating segments increased to $7.3 billion up from $6.3 billion in the first half of 2001, as double-digit growth in Power Systems and Appliances more than offset lower operating profit at Lighting, Plastics, Specialty Materials and Industrial Systems.

     Acquisitions contributed $374 million to earnings in the first six months of 2002 compared with approximately $50 million in the comparable 2001 period.

     Operating margin in the first half of 2002 was 19.8% of sales, compared with last year's 19.2%. The improvement in operating margin reflects continuing productivity gains.

Segment Analysis:

     The following comments compare revenues and segment profit by industry segment for the first half of 2002 with the same period of 2001.

       • Aircraft Engines revenues decreased 8% from the first half of 2001, reflecting reduced commercial product service revenues partially offset by increased military sales. Following the events of September 11, product service revenues were adversely affected by reduced customer flight hours and corresponding servicing requirements, resulting in lower product service revenue during the first half of 2002. Operating profit was 4% lower primarily as a result of lower service volumes and lower pricing, partially offset by base cost and other productivity.

       • Appliances revenues were 11% higher than last year as new products continued to gain market share, especially in the U.S. market, more than offsetting lower selling prices. Operating profit increased 17% principally as a result of volume, base cost productivity and lower material costs, which more than offset decreases in selling prices.

       • Industrial Products and Systems

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Industrial Systems	$2,370	$2,344
Lighting	1,072	1,213
Transportation Systems	1,076	1,120
GE Supply	1,158	1,152

Total revenues	$5,676	$5,829

Operating profit
Industrial Systems	$232	$293
Lighting	49	137
Transportation Systems	177	172
GE Supply	48	40

Total operating profit	$506	$642

Industrial Products and Systems reported a 3% decrease in revenues and 21% lower operating profit primarily as a result of declines in selling prices across the businesses in the segment. Industrial Systems revenues rose 1% compared with last year reflecting contributions from acquisitions that more than offset lower volume and sharply lower selling prices. Industrial Systems'  lower operating profit was principally the result of lower selling prices that offset the contributions of acquisitions. During the first half of 2002, Lighting was adversely affected by volume declines, higher advertising costs related to new product introductions and charges related to customer delinquencies, resulting in a 12% decline in revenues and a 64% drop in operating profit. Transportation operating profit rose 3% on 4% lower revenues as a result of strong variable cost productivity. Supply operating profits for the first half of 2002 increased $8 million on revenues that were about flat, reflecting lower material costs and continued variable and base cost productivity.

       • Materials

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Plastics	$2,599	$2,811
Specialty Materials	1,009	979

Total revenues	$3,608	$3,790

Operating profit
Plastics	$482	$673
Specialty Materials	141	178

Total operating profit	$623	$851

Materials revenues decreased 5% and operating profit declined 27% from first half of 2001 levels. Plastics revenues were 8% below the first half of 2001, primarily due to continued weakness in pricing. Operating profit declined 28% as lower raw material prices were not sufficient to offset lower pricing. Similarly at Specialty Materials, operating profit decreased 21% as higher volumes and lower material costs were more than offset by lower pricing and productivity.

       • NBC reported a 25% increase in revenues compared with the first half of 2001, primarily reflecting NBC's improved performance in the advertising market, its broadcast of the Winter Olympics, the Telemundo acquisition and absence of a counterpart to a one-time charge related to the shutdown of the XFL in 2001. Operating profit increased 9% reflecting NBC's improved performance in the advertising market and absence of the XFL charge.

       • Power Systems revenues increased 25%, reflecting higher volume in gas turbines (194 vs. 170 in 2001), continued growth in services, higher selling prices and contract cancellation fees of $638 million. Operating profit increased 72%, primarily as a result of the increase in volume coupled with higher selling prices, productivity and contract cancellation fees, net of related costs.

       • Technical Products and Services

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Medical Systems	$4,075	$3,788
Global eXchange Services	209	358

Total revenues	$4,284	$4,146

Operating profit
Medical Systems	$667	$649
Global eXchange Services	15	98

Total operating profit	$682	$747

Technical Products and Services revenues increased 3% from the first half of 2001, principally as a result of 8% revenue growth at Medical Systems, which reported higher equipment volume, including acquisitions, and continued growth in services. Operating profit for the segment fell 9% as the growth at Medical Systems was more than offset by the absence of a counterpart to a gain on disposition of a joint venture at Global eXchange Services in 2001.

       • GE Capital Services

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Consumer Services	$10,740	$11,310
Equipment Management	3,332	3,613
Mid-Market Financing	4,617	3,871
Specialized Financing	1,504	1,562
Specialty Insurance	5,231	5,869
All Other	2,327	2,897

Total revenues	$27,751	$29,122

Earnings before accounting changes
Consumer Services	$1,263	$1,234
Equipment Management	352	666
Mid-Market Financing	746	569
Specialized Financing	389	280
Specialty Insurance	184	549
All Other	50	(147)

Total earnings before accounting changes	$2,984	$3,151

GECS earnings before accounting changes decreased 5% to $2,984 million reflecting increased credit losses, $367 million lower after-tax gains from investment securities (including a $110 million after-tax impairment on WorldCom, Inc. bonds),  approximately $385 million after-tax adjustments to estimates of prior-year loss events at Employers Reinsurance Corporation, a direct subsidiary of GE Global Insurance Holdings, and $82 million after tax of lower gains on securitizations. These decreases were partially offset by contributions from acquisitions, productivity and origination growth, as well as lower taxes. Contributions to net earnings in the first six months of 2002 and 2001 included approximately $317 million and $37 million, respectively, from acquired companies. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies. For purposes of this discussion, earnings before accounting changes is referred to as "net earnings."

Consumer Services

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Global Consumer Finance	$2,971	$2,688
GE Financial Assurance	5,800	6,298
GE Card Services	1,865	2,078
Other Consumer Services	104	246

Total revenues	$10,740	$11,310

Net earnings
Global Consumer Finance	$643	$539
GE Financial Assurance	226	308
GE Card Services	387	364
Other Consumer Services	7	23

Net earnings	$1,263	$1,234

Consumer Services net earnings increased 2% on revenues that were 5% lower compared with the first six months of 2001. Revenues decreased at GE Financial Assurance and Card Services and were partially offset by increased revenues at Global Consumer Finance. The decrease at GE Financial Assurance included impairment of $167 million pre-tax ($110 million after tax) of WorldCom, Inc. bonds, declines from the planned transition of restructured Toho insurance policies and decreased premium volume. GE Financial Assurance had $42 million remaining exposure to WorldCom, Inc. at June 30, 2002. The decrease at Card Services related to exited businesses and lower securitizations. The revenue decreases at GE Financial Assurance and Card Services were partially offset by acquisitions at all three major businesses and volume growth at Global Consumer Finance. Other Consumer Services revenues decreased as a result of the planned run-off of the U.S. auto finance business portfolio. The increase in Consumer Services net earnings reflects acquisitions and volume growth at Global Consumer Finance, volume growth at Card Services, as well as productivity at GE Financial Assurance, the combination of which was partially offset by losses recognized on the impairments of investments at GE Financial Assurance, lower securitization gains at Card Services and the planned run-off of the auto finance business portfolio.

Equipment Management

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Aviation Services (GECAS)	$1,251	$1,105
Americom	--	355
Other Equipment Management	2,081	2,153

Total revenues	$3,332	$3,613

Net earnings
Aviation Services (GECAS)	$212	$285
Americom	--	125
Other Equipment Management	140	256

Net earnings	$352	$666

Equipment Management revenues decreased 8% and net earnings decreased 47% in the first six months of 2002 compared with the corresponding period in 2001. The decrease in revenues principally reflected the divestiture of Americom in the fourth quarter of 2001, partially offset by volume growth and acquisitions at GECAS. The decrease in net earnings principally reflected the divestiture of Americom, prior year tax benefits from restructuring at Penske (included in Other Equipment Management), and decreased gains from asset sales at GECAS, the combination of which more than offset volume growth and acquisitions at GECAS. As a result of the divestiture of Americom, GECS received an equity interest in SES Global, which is included in the Specialized Financing operating activity.

Mid-Market Financing

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Commercial Equipment Financing	$2,251	$1,953
Commercial Finance	1,164	960
Vendor Financial Services	1,089	958
Other Mid-Market Financing	113	--

Total revenues	$4,617	$3,871

Net earnings
Commercial Equipment Financing	$333	$239
Commercial Finance	245	205
Vendor Financial Services	141	119
Other Mid-Market Financing	27	6

Net earnings	$746	$569

Mid-Market Financing revenues and net earnings increased 19% and 31%, respectively, in the first six months of 2002 compared with the first six months of 2001. The increase in revenues principally reflected acquisitions across all businesses, partially offset by decreased market interest rates. Growth in net earnings reflected the results of acquisitions across all businesses, partially offset by reduced asset gains at Commercial Finance and higher credit losses at Commercial Finance, Commercial Equipment Financing and Vendor Financial Services. Other Mid-Market Financing principally includes the results of the Healthcare Financial Services business, which was recently launched primarily from assets acquired in the October 2001, acquisition of Heller.

Specialized Financing

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Real Estate	$1,018	$1,059
Structured Finance Group	592	587
GE Equity	(142)	(110)
Other Specialized Financing	36	26

Total revenues	$1,504	$1,562

Net earnings
Real Estate	$295	$255
Structured Finance Group	254	212
GE Equity	(155)	(181)
Other Specialized Financing	(5)	(6)

Net earnings	$389	$280

Specialized Financing revenues decreased 4% in the first six months of 2002, primarily reflecting lower market interest rates at Real Estate, lower asset gains at Structured Finance Group and increased asset losses on investments at GE Equity, partially offset by acquisitions at Real Estate and Structured Finance Group and revenues associated with Structured Finance Group's equity method investment in SES Global (acquired in the fourth quarter of 2001). GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. Revenues at GE Equity include income, gains and losses on such investments. During the first six months of 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues. Specialized Financing net earnings increased 39% in the first six months of 2002, reflecting origination growth at Structured Finance Group, acquisitions at Real Estate and Structured Finance Group and net income associated with Structured Finance Group's equity investment in SES Global, partially offset by lower asset gains at Structured Finance Group.

Specialty Insurance

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
Mortgage Insurance	$536	$579
GE Global Insurance Holdings	4,483	5,062
Other Specialty Insurance	212	228

Total revenues	$5,231	$5,869

Net earnings
Mortgage Insurance	$233	$217
GE Global Insurance Holdings	(156)	286
Other Specialty Insurance	107	46

Net earnings	$184	$549

Specialty Insurance revenues decreased 11% in the first six months of 2002, primarily as a result of reduced premiums resulting from approximately $325 million of pre-tax adjustments to estimates of prior- year loss events and reduced gains at GE Global Insurance Holdings, reduced premiums associated with mortgage refinancing activities and reduced gains at Mortgage Insurance. Net earnings decreased 66% in the first six months of 2002, resulting from  approximately $385 million of after-tax adjustments (including both reduced revenues and increased costs) to estimates of prior-year loss events and lower investment income at GE Global Insurance Holdings, as well as reduced gains at GE Global Insurance Holdings and Mortgage Insurance, partially offset by volume growth at Mortgage Insurance, primarily in Canada and Australia. The increase in Other Specialty Insurance was attributable to lower costs associated with the portfolio run-off at Mortgage Services and higher earned premiums at Financial Guaranty Insurance Company.

All Other GECS

	Six months ended

(Dollars in millions)	6/30/02	6/30/01

Revenues
IT Solutions	$1,910	$2,311
Other	417	586

Total revenues	$2,327	$2,897

Net earnings
IT Solutions	$5	$(7)
Other	45	(140)

Net earnings	$50	$(147)

All Other GECS decline in revenues primarily related to reduced volume at IT Solutions including the effects of exiting lower performing businesses. The increase in All Other GECS net earnings reflects the inclusion of a tax settlement with the Internal Revenue Service resulting from revised IRS regulations, allowing the deductibility of previously realized losses associated with the prior disposition of Kidder Peabody preferred stock and the recovery of state tax benefits. Corporate expenses were also lower in 2002. The net earnings improvement in IT Solutions related to exiting lower performing businesses.

C. Financial Condition

     With respect to the Condensed Statement of Financial Position, consolidated assets of $540.9 billion at June 30, 2002, were $45.9 billion higher than at December 31, 2001.

     GE assets were $113.1 billion at June 30, 2002, an increase of $3.4 billion from December 31, 2001. The increase was primarily attributable to a $7.1 billion increase in intangible assets from acquisitions, principally Telemundo and Betz Dearborn, and an increase of $2.7 billion in all other assets offset , by an $8.8 billion decrease in cash and equivalents. During the second quarter of 2002, GE announced its intent to sell the Global eXchange Services (GXS) business. GXS assets and liabilities have therefore been classified as assets and liabilities held for sale. GXS assets approximate $265 million, primarily intangible assets, accounts receivable and property, plant and equipment, and are included in "All other assets." Related GXS liabilities approximating $80 million are included in "All other liabilities."

     GECS assets increased by $35.1 billion from the end of 2001 primarily because of increases in financing receivables, all other assets and investment securities. Financing receivables, net of the allowance for losses, aggregated $185.4 billion at June 30, 2002, an increase of $11.3 billion. The increase primarily reflected the effects of higher origination volume, acquisitions and the effects of foreign currency translation, partially offset by securitizations. GECS allowance for losses on financing receivables of $5.2 billion at June 30, 2002, reflected management's best estimate of probable losses inherent in the portfolio. All other assets increased $11.0 billion at the end of the second quarter primarily due to acquisitions in separate accounts and real estate investments. Investment securities increased $6.5 billion to $106.6 billion at the end of the second quarter, primarily reflecting investment of premiums received and acquisitions. In addition, property, plant and equipment (including equipment leased to others) increased $1.9 billion to $31.3 billion at the end of the second quarter and primarily related to the acquisition of aircraft. Intangible assets increased $1.5 billion to $22.3 billion at the end of the second quarter primarily due to acquisitions, partially offset by the goodwill impairment recorded upon adoption of SFAS 142. Other GECS receivables increased $1.6 billion to $42.2 billion at the end of the second quarter primarily due to growth from the acquisitions of AGC Limited and Saison Life.

     Consolidated liabilities of $476.8 billion at June 30, 2002, were $41.9 billion higher than the year-end 2001 balance. GE liabilities were relatively unchanged; GECS liabilities increased $34.0 billion.

     GE total borrowings were $3.3 billion ($2.4 billion short-term and $0.9 billion long-term) at June 30, 2002, an increase of $0.7 billion from December 31, 2001. GE's ratio of debt to total capital at the end of June 2002 was 5.2% compared with 4.3% at the end of last year and 3.4% at June 30, 2001.

     GECS liabilities increased by $34.0 billion reflecting an increase in long-term borrowings of $45.4 billion and a decrease in short-term borrowings of $27.1 billion from year-end 2001 as discussed in the "Liquidity" section of this report. In addition, insurance liabilities, reserves and annuity benefits increased $14.8 billion to $129.0 billion at the end of June 2002, primarily reflecting acquisition growth and growth in deferred annuities and guaranteed investment contracts. Other changes in GECS liabilities comprised numerous, relatively small items.

     Consolidated cash and equivalents were $10.2 billion at June 30, 2002, an increase of $1.1 billion during the first half of 2002. Cash and equivalents were $8.0 billion at June 30, 2001, a decrease of $0.2 billion during last year's first half.

     GE cash and equivalents decreased $8.8 billion during the first half of 2002 to $1.7 billion at June 30, 2002. Cash provided from operating activities was $3.5 billion during the first six months of 2002, compared with $7.8 billion in the first half of 2001, reflecting continuing improvements in earnings and lower progress collections during the period. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Had collections occurred at the time of sale, cash provided from operating activities would have been $6.1 billion compared with $5.4 billion in 2001. Cash used for investing activities ($8.7 billion) principally resulted from investments in business acquisitions. Cash used for financing activities ($3.6 billion) included $1.1 billion for repurchases of common stock under the share repurchase program and $3.6 billion for dividends paid to share owners, a 12.5% increase in the per-share dividend rate compared with the first half of last year.

     GE cash and equivalents increased $2.4 billion during the first half of 2001 to $9.6 billion at June 30, 2001. Cash provided from operating activities was $7.8 billion during the first six months of 2001, compared with $5.9 billion in the first half of 2000, reflecting continuing improvements in earnings as well as higher progress collections during the period. Cash used for investing activities ($1.0 billion) principally resulted from investments in new plant and equipment for a diverse number of projects to lower costs and improve efficiencies as well as investments in business acquisitions. Cash used for financing activities ($4.4 billion) included $1.5 billion for repurchases of common stock under the share repurchase program and $3.2 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first half of 2000.

     GECS cash and equivalents increased by $1.3 billion during the first half of 2002 to $8.6 billion. Cash provided from operating activities was $8.4 billion during the first six months of 2002, compared with $10.3 billion during the first half of 2001. The decrease in cash from operating activities compared with last year was largely attributable to lack of a current year counterpart to the prior year increase in accounts payable, increases in income taxes payable and payables on purchases of investment securities. Cash from financing activities totaled $12.2 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($19.3 billion), a majority of which was attributable to financing receivables, business acquisitions and additions to property, plant and equipment (including equipment leased to others).

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

Liquidity

     The major debt-rating agencies evaluate the financial condition of GE and of GE Capital Corporation ("GE Capital"), the major public borrowing entity of GECS, differently because of their distinct business characteristics. Factors that are important to the ratings of both include the following: cash generating ability -- including cash generated from operating activities; earnings quality -- including revenue growth and the breadth and diversity of sources of income; leverage ratios - such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, as well as other criteria appropriate to GE and GECS individually, those major rating agencies continue to give the highest ratings to debt of GE and GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

     Global commercial paper markets are a primary source of cash for GE and GECS. GE Capital is the most widely-held name in those markets. GECS began the year with $117 billion of commercial paper, about 49% of GECS total debt outstanding at December 31, 2001, and at the end of the second quarter of 2002 had $83 billion of commercial paper outstanding, about 32% of GECS total debt outstanding. GECS now targets a ratio for commercial paper as a percent of outstanding debt of 25% to 35%.

     As of June 30, 2002, GECS held approximately $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks, an increase of $21 billion since December 31, 2001. When considering the contractually committed lending agreements as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and potential asset sales, management believes it could achieve an orderly transition from commercial paper in the unlikely event of impaired access to the commercial paper market.

     During the first half of 2002, GECS issued approximately $58 billion of long-term debt in U.S. and international markets. These funds were used primarily to reduce the amount of commercial paper outstanding, fund maturing long-term debt, and fund acquisitions and asset growth. GECS anticipates issuing approximately $20 billion to $40 billion of additional long-term debt using both U.S. and international markets during the remainder of 2002. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend upon the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     GE and GECS use special purpose entities as described in the December 31, 2001, Annual Report on Form 10-K. Receivables held by special purpose entities as of June 30, 2002 and December 31, 2001, were $44.4 billion and $43.0 billion, respectively, and the maximum amount of liquidity support for commercial paper outstanding was about the same at $43.3 billion. The maximum recourse provided under credit support agreements increased from $14.5 billion at December 31, 2001, to $15.1 billion at June 30, 2002.

GECS Portfolio Quality

     Financing receivables is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $190.6 billion at June 30, 2002, from $178.8 billion at the end of 2001, primarily reflecting acquisitions, as well as the effects of foreign currency translation of financing receivables, in excess of securitizations. The related allowance for losses at June 30, 2002 amounted to $5.2 billion ($4.8 billion at the end of 2001) and represents GECS management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $60.7 billion at June 30, 2002 ($52.3 billion at December 31, 2001). Nonearning consumer receivables at June 30, 2002 were consistent with year-end 2001, at $1.5 billion, about 2.4% of outstandings at June 30, 2002 and about 2.9% of outstandings at December 31, 2001. Write-offs of consumer receivables were $0.9 billion for the first six months of both 2002 and 2001.

     Commercial financing receivables, which totaled $129.9 billion at June 30, 2002 ($126.5 billion at December 31, 2001), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $2.5 billion at June 30, 2002, about 1.9% of outstandings, compared with $1.7 billion, about 1.4% of outstandings at year-end 2001. The increase is primarily driven by nonearning and reduced-earning receivables associated with Heller of approximately $430 million; at December 31, 2001, $408 million of such loans were earning but classified as impaired. The increase also related to several bankruptcies and deal restructurings involving middle-market customers, including a significant amount related to the telecommunication industry. These receivables are generally backed by assets and are covered by reserves for probable losses. Such reserves are based on management's best estimates and changes to these provisions will be dependent upon future associated business and economic conditions. At June 30, 2002 and December 31, 2001, the portfolio included loans and leases on commercial aircraft of $24.2 billion and $21.5 billion, respectively.

     Investment securities comprise principally investment grade debt securities held by GE Financial Assurance and the GECS specialty insurance businesses and were $106.6 billion, including gross unrealized gains and losses of $2.6 billion and $2.0 billion, respectively, at June 30, 2002 ($100.1 billion, including gross unrealized gains and losses of $2.1 billion and $2.7 billion, respectively, as of December 31, 2001). Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at June 30, 2002, and based upon application of GE' accounting policy for impairment, approximately $570 million of portfolio value is at risk of being charged to earnings in the second half of 2002. Impairment losses recognized for the first six months of 2002 were $429 million, including $334 million ($217 million after-tax) from the telecommunications and cable industries, of which $167 million ($110 million after tax) was recognized in the second quarter of 2002 due to the events relating to WorldCom, Inc.

     In recent periods the telecommunication and cable industries have experienced significant volatility. GECS investments in (primarily within financing receivables and investment securities), and commitments to these industries aggregate approximately $13 billion as of June 30, 2002. These investments are subject to GE and GECS policies for reserving (on financing receivables) and other than temporary impairment, as appropriate; future losses will be dependent upon associated business and economic conditions.

Part II. Other Information

Item 1. Legal Proceedings

Environmental

     As previously reported, in January 2002, the Company entered into discussions with the New York State Department of Environmental Conservation regarding potential noncompliance with the state's Clean Water Act at its Waterford, NY facility. The state alleges spills and discharges in excess of permitted limits as well as reporting violations. The state has informed the company that it is currently seeking a penalty of $1.5 million. The Company has disputed both the allegations and penalty amount. Negotiations are underway with the State.

     In April 2002, the Ohio Environmental Protection Agency informed the Company that it was seeking penalties of $4.3 million for violations of the state's Clean Air Act at its Newark, OH facility. The state alleges that the site constructed air emission sources without undergoing adequate New Source Review. The matter involves conditions identified by the Company and voluntarily disclosed to the state more than 5 years ago which the Company proactively addressed with the concurrence of the State. The Company believes that the penalty demand by the state is inappropriate and unreasonable considering the history of the matter. Negotiations with the State are underway.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The annual meeting of Share Owners of General Electric Company was held on April 24, 2002.

(b)     All director nominees were elected.

(c)     Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

		Votes Cast
					Broker
		For	Against	Abstain	Non-votes
Management Proposals

Approval of the appointment of independent auditors for 2002		7,896,606,625	297,096,241	54,930,336	0
Proposal to approve material terms of executive officer performance goals		7,802,890,560	346,104,521	99,638,121	0

Share Owner Proposals

(1)	Relating to cumulative voting	1,625,542,524	4,796,391,987	121,177,359	1,705,521,332
(2)	Relating to global warming	1,165,992,005	4,915,366,495	461,753,370	1,705,521,332
(3)	Relating to nuclear power report	362,349,198	5,844,927,778	335,834,894	1,705,521,332
(4)	Relating to report on PCB cleanup costs	1,360,500,795	4,903,418,739	279,192,336	1,705,521,332
(5)	Relating to poison pill	2,553,318,036	3,854,959,604	134,834,230	1,705,521,332
(6)	Relating to pension fund income/executive compensation	848,064,339	5,544,897,701	150,149,830	1,705,521,332
(7)	Relating to performance-based stock options	2,019,606,863	4,388,248,216	135,256,791	1,705,521,332
(8)	Related to executive severance agreements	2,458,423,421	3,850,087,784	234,600,665	1,705,521,332

Election of Directors

Director	Votes Received	Votes Withheld

James I. Cash, Jr.	7,942,670,273	305,962,929
Dennis D. Dammerman	7,920,628,859	328,004,343
Paolo Fresco	7,921,525,398	327,107,804
Ann M. Fudge	7,854,712,598	393,920,604
Claudio X. Gonzalez	7,895,543,791	353,089,411
Jeffrey R. Immelt	7,920,960,441	327,672,761
Andrea Jung	7,944,200,883	304,432,319
Kenneth G. Langone	7,920,565,094	328,068,108
Rochelle B. Lazarus	7,945,434,987	303,198,215
Scott G. McNealy	7,874,846,940	373,786,262
Sam Nunn	7,861,818,850	386,814,352
Roger S. Penske	7,854,963,478	393,669,724
Gary L. Rogers	7,920,736,573	327,896,629
Andrew C. Sigler	7,893,342,433	355,290,769
Douglas A. Warner III	7,901,554,400	347,078,802
Robert C. Wright	7,921,471,443	327,161,759

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

     Exhibit 11. Computation of Per Share Earnings*
     Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.
     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 8 to the condensed consolidated financial statements in this report.

b.     Reports on Form 8-K during the quarter ended June 30, 2002.

     A Form 8-K was filed on April 11, 2002, under Item 9, incorporating by reference GE's April 11, 2002, press release setting forth GE's first-quarter 2002 earnings.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 31, 2002	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer