Form 10-Q
period 2002-09-30
GENERAL ELECTRIC CO
filed 2002-10-29
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No __

          There were 9,951,061,000 shares with a par value of $0.06 per share outstanding at September 30, 2002.

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

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Third quarter ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(Dollars, except per-share amounts, in millions)	2002	2001	2002	2001	2002	2001

Sales of goods	$12,987	$13,000	$12,271	$12,225	$779	$778
Sales of services	5,061	4,072	5,115	4,134	–	–
Earnings of GECS	–	–	1,551	1,301	–	–
GECS revenues from services	14,080	12,382	–	–	14,202	12,520
Other income	457	14	486	76	–	–

Total revenues	32,585	29,468	19,423	17,736	14,981	13,298

Cost of goods sold	9,156	9,096	8,546	8,407	673	692
Cost of services sold	3,084	2,645	3,138	2,707	–	–
Interest and other financial charges	2,773	2,640	212	244	2,645	2,503
Insurance losses and policyholder and annuity benefits	4,227	3,618	–	–	4,227	3,618
Provision for losses on financing receivables	640	567	–	–	640	567
Other costs and expenses	7,357	6,439	2,340	2,153	5,084	4,379
Minority interest in net earnings of
consolidated affiliates	84	59	45	32	39	27

Total costs and expenses	27,321	25,064	14,281	13,543	13,308	11,786

Earnings before income taxes	5,264	4,404	5,142	4,193	1,673	1,512
Provision for income taxes	(1,177)	(1,123)	(1,055)	(912)	(122)	(211)

Net earnings	$4,087	$3,281	$4,087	$3,281	$1,551	$1,301

Per-share amounts
Diluted earnings per share	$0.41	$0.33
Basic earnings per share	$0.41	$0.33

Dividends declared per share	$0.18	$0.16

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)."
Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(Dollars, except per-share amounts, in millions)	2002	2001	2002	2001	2002	2001

Sales of goods	$40,211	$38,861	$37,823	$36,065	$2,494	$2,806
Sales of services	15,586	13,551	15,770	13,732	–	–
Earnings of GECS before accounting changes	–	–	4,535	4,179	–	–
GECS revenues from services	39,925	39,297	–	–	40,238	39,614
Other income	598	229	675	385	–	–

Total revenues	96,320	91,938	58,803	54,361	42,732	42,420

Cost of goods sold	28,360	26,880	26,229	24,371	2,237	2,519
Cost of services sold	10,092	9,363	10,276	9,544	–	–
Interest and other financial charges	7,590	8,423	444	614	7,362	8,072
Insurance losses and policyholder and annuity benefits	11,465	10,853	–	–	11,465	10,853
Provision for losses on financing receivables	2,087	1,546	–	–	2,087	1,546
Other costs and expenses	20,598	20,257	6,560	6,369	14,212	14,098
Minority interest in net earnings of consolidated
affiliates	250	262	137	136	113	126

Total costs and expenses	80,442	77,584	43,646	41,034	37,476	37,214

Earnings before income taxes and accounting changes	15,878	14,354	15,157	13,327	5,256	5,206
Provision for income taxes	(3,847)	(4,159)	(3,126)	(3,132)	(721)	(1,027)

Earnings before accounting changes	12,031	10,195	12,031	10,195	4,535	4,179
Cumulative effect of accounting changes (notes 3 and 4)	(1,015)	(444)	(1,015)	(444)	(1,015)	(169)

Net earnings	$11,016	$9,751	$11,016	$9,751	$3,520	$4,010

Per-share amounts before accounting changes
Diluted earnings per share	$1.20	$1.01
Basic earnings per share	$1.21	$1.03

Per-share amounts after accounting changes
Diluted earnings per share	$1.10	$0.97
Basic earnings per share	$1.11	$0.98

Dividends declared per share	$0.54	$0.48

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)."
Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(Dollars in millions)	9/30/02	12/31/01	9/30/02	12/31/01	9/30/02	12/31/01

Cash and equivalents	$11,126	$9,082	$1,965	$10,447	$9,295	$7,314
Investment securities	115,372	101,017	526	879	114,846	100,138
Current receivables	10,803	9,590	11,094	9,805	–	–
Inventories	9,341	8,565	9,090	8,295	251	270
Financing receivables – net	188,217	174,032	–	–	188,217	174,032
Other GECS receivables	42,142	38,422	–	–	43,911	40,584
Property, plant and equipment (including equipment
leased to others) – net	44,345	42,140	13,262	12,799	31,083	29,341
Investment in GECS	–	–	31,582	28,590	–	–
Intangible assets – net	44,637	35,124	22,110	14,367	22,527	20,757
All other assets	89,540	77,051	27,231	24,551	63,242	53,048

Total assets	$555,523	$495,023	$116,860	$109,733	$473,372	$425,484

Short–term borrowings	$130,486	$153,076	$3,124	$1,722	$128,307	$160,844
Accounts payable, principally trade accounts	20,644	18,158	7,088	6,680	15,821	13,705
Progress collections and price adjustments accrued	7,823	11,751	7,823	11,751	–	–
Other GE current liabilities	16,905	15,919	16,905	15,919	–	–
Long-term borrowings	134,036	79,806	876	787	133,285	79,091
Insurance liabilities, reserves and annuity benefits	131,935	114,223	–	–	131,935	114,223
All other liabilities	34,607	32,921	16,605	16,089	17,794	16,647
Deferred income taxes	11,391	9,130	1,178	1,013	10,213	8,117

Total liabilities	487,827	434,984	53,599	53,961	437,355	392,627

Minority interest in equity of consolidated
affiliates	5,438	5,215	1,003	948	4,435	4,267

Accumulated gains/(losses) – net (a)
Investment securities	1,515	(232)	1,515	(232)	1,671	(348)
Currency translation adjustments	(2,438)	(3,136)	(2,438)	(3,136)	(742)	(840)
Derivatives qualifying as hedges	(2,045)	(955)	(2,045)	(955)	(2,006)	(890)
Common stock (9,951,061,000 and 9,925,938,000
shares outstanding at September 30, 2002 and
December 31, 2001, respectively)	669	669	669	669	1	1
Other capital	17,233	16,693	17,233	16,693	5,971	5,989
Retained earnings	74,347	68,701	74,347	68,701	26,687	24,678
Less common stock held in treasury	(27,023)	(26,916)	(27,023)	(26,916)	–	–

Total share owners' equity	62,258	54,824	62,258	54,824	31,582	28,590

Total liabilities and equity	$555,523	$495,023	$116,860	$109,733	$473,372	$425,484

(a) The sum of accumulated gains/(losses) on currency translation adjustments, investment securities and derivatives qualifying as hedges constitutes
"Accumulated nonowner changes other than earnings," and was $(2,968) million and $(4,323) million at September 30, 2002 and December 31, 2001, respectively.

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." September 30, 2002
information is unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(Dollars in millions)	2002	2001	2002	2001	2002	2001

Cash flows – operating activities
Net earnings	$11,016	$9,751	$11,016	$9,751	$3,520	$4,010
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	1,015	444	1,015	444	1,015	169
Depreciation and amortization of property,
plant and equipment	4,289	3,966	1,586	1,452	2,703	2,514
Amortization of goodwill	–	939	–	406	–	533
Earnings retained by GECS	–	–	(3,024)	(2,719)	–	–
Deferred income taxes	1,921	674	332	267	1,589	407
Increase in GE current receivables	(643)	(292)	(719)	(245)	–	–
Decrease (increase) in inventories	(336)	(454)	(355)	(828)	19	374
Increase in accounts payable	2,631	2,161	221	25	2,447	2,573
Increase in insurance liabilities, reserves
and annuity benefits	5,618	8,563	–	–	5,618	8,563
Provision for losses on financing receivables	2,087	1,546	–	–	2,087	1,546
All other operating activities	(6,511)	(3,628)	(4,351)	3,177	(1,897)	(6,524)

Cash from operating activities	21,087	23,670	5,721	11,730	17,101	14,165

Cash flows – investing activities
Additions to property, plant and equipment	(8,314)	(11,612)	(1,459)	(2,107)	(6,855)	(9,505)
Net increase in GECS financing receivables	(10,853)	(3,979)	–	–	(10,853)	(3,979)
Payments for principal businesses purchased	(13,683)	(6,829)	(8,141)	(729)	(5,542)	(6,100)
All other investing activities	(6,718)	991	387	908	(7,318)	(760)

Cash used for investing activities	(39,568)	(21,429)	(9,213)	(1,928)	(30,568)	(20,344)

Cash flows – financing activities
Increase (decrease) in borrowings
(maturities 90 days or less)	(28,523)	(3,299)	1,996	(74)	(39,128)	(119)
Newly issued debt (maturities longer than 90 days)	78,297	19,057	318	679	78,032	18,385
Repayments and other reductions (maturities
longer than 90 days)	(26,768)	(11,022)	(1,067)	(643)	(25,701)	(10,379)
Net purchases of GE shares for treasury	(870)	(1,795)	(870)	(1,795)	–	–
Dividends paid to share owners	(5,367)	(4,768)	(5,367)	(4,768)	(1,511)	(1,460)
All other financing activities	3,756	225	–	–	3,756	625

Cash from (used for) financing activities	20,525	(1,602)	(4,990)	(6,601)	15,448	7,052

Increase (decrease) in cash and equivalents	2,044	639	(8,482)	3,201	1,981	873
Cash and equivalents at beginning of year	9,082	8,195	10,447	7,210	7,314	6,052

Cash and equivalents at September 30	$11,126	$8,834	$1,965	$10,411	$9,295	$6,925

See notes to condensed consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)."
Transactions between GE and Financial Services (GECS) have been eliminated from the "consolidated" columns.

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Third quarter ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)

(Dollars in millions)	2002	2001	2002	2001

Revenues
Aircraft Engines	$2,721	$2,851	$8,062	$8,644
Commercial Finance	4,145	3,489	11,623	10,111
Consumer Finance	2,701	2,343	7,536	7,110
Consumer Products	2,116	2,153	6,236	6,124
Equipment Management	1,073	1,159	3,154	3,312
Industrial Products and Systems	2,401	2,178	7,005	6,794
Insurance	6,197	5,186	17,228	17,353
Materials	2,018	1,681	5,626	5,471
NBC	1,370	1,050	5,355	4,232
Power Systems	5,123	5,038	16,920	14,440
Technical Products and Services	2,232	2,106	6,516	6,252
All Other Financial Services (GECS)	865	1,121	3,191	4,534
Eliminations and corporate items	(377)	(887)	(2,132)	(2,439)

Consolidated revenues	$32,585	$29,468	$96,320	$91,938

Segment profit (a)
Aircraft Engines	$512	$560	$1,499	$1,592
Commercial Finance	881	751	2,330	2,064
Consumer Finance	501	453	1,529	1,354
Consumer Products	97	128	356	445
Equipment Management	82	108	222	364
Industrial Products and Systems	244	261	701	766
Insurance	211	112	621	969
Materials	280	337	903	1,188
NBC	330	207	1,188	996
Power Systems	1,418	1,222	4,880	3,232
Technical Products and Services	348	342	1,030	1,089
All Other GECS	(124)	23	(167)	(153)

Total segment profit	4,780	4,504	15,092	13,906
GECS goodwill amortization	--	(146)	--	(419)
GE corporate items and eliminations	574	79	509	454
GE interest and other financial charges	(212)	(244)	(444)	(614)
GE provision for income taxes	(1,055)	(912)	(3,126)	(3,132)

Earnings before accounting changes	4,087	3,281	12,031	10,195
Cumulative effect of accounting changes	--	--	(1,015)	(444)

Net earnings	$4,087	$3,281	$11,016	$9,751

(a) Segment profit excludes any goodwill amortization and accounting changes. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured - excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Materials, NBC, Power Systems and Technical Products and Services, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS.

See notes to condensed consolidated financial statements.

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies which it directly or indirectly controls, either through majority ownership or otherwise. Reference is made to note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (Financial Services or GECS), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. Certain prior year amounts have been reclassified to conform to the current period's presentation.

     2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

     Effective as of January 1, 2002, GECS Asia/Pacific operations, previously managed by region, are managed and reported by the respective operating business. Further, as described in the GE Form 8-K dated September 17, 2002, effective in the third quarter, most of GECS operating businesses were reorganized to form four separate financial services businesses reporting to and reviewed directly by the GE chief operating decision maker, and are therefore GE operating segments. Certain other GECS businesses previously reported in separate segments are now reviewed directly by the GECS chief operating decision maker, and are therefore designated by GECS as operating segments. Because none of these operating segments qualifies as a GECS reporting segment, they have been combined for reporting purposes and are presented in "All Other GECS." GE also described the formation of the GE Consumer Products business from the previously separate Appliances and Lighting businesses in the aforementioned Form 8-K. Previously reported segment information has been revised to reflect all of these changes.

     Goodwill amortization expense for the third quarter ended September 30, 2001, was $147 million ($140 million after tax) and $187 million ($146 million after tax) for GE and GECS, respectively. Goodwill amortization expense for the nine months ended September 30, 2001, was $406 million ($384 million after tax) and $533 million ($419 million after tax) for GE and GECS, respectively. The effects on earnings and earnings per share of excluding such goodwill amortization from the third quarter and first nine months of 2001 follow.

	Third quarter ended September 30

	Consolidated		GE		GECS

(Dollars, except per-share amounts in millions)	2002	2001	2002	2001	2002	2001

Net earnings, as reported	$4,087	$3,281	$4,087	$3,281	$1,551	$1,301

Net earnings, excluding 2001 goodwill amortization	$4,087	$3,567	$4,087	$3,567	$1,551	$1,447

	Diluted		Basic

	2002	2001	2002	2001

Earnings per share, as reported	$0.41	$0.33	$0.41	$0.33

Earnings per share, excluding 2001 goodwill amortization	$0.41	$0.36	$0.41	$0.36

	Nine months ended September 30

	Consolidated		GE		GECS

(Dollars, except per-share amounts in millions)	2002	2001	2002	2001	2002	2001

Earnings before accounting changes, as reported	$12,031	$10,195	$12,031	$10,195	$4,535	$4,179

Earnings before accounting changes, excluding 2001 goodwill amortization	$12,031	$10,998	$12,031	$10,998	$4,535	$4,598

Net earnings, as reported	$11,016	$9,751	$11,016	$9,751	$3,520	$4,010

Net earnings, excluding 2001 goodwill amortization	$11,016	$10,554	$11,016	$10,554	$3,520	$4,429

	Diluted		Basic

	2002	2001	2002	2001

Earnings per share before accounting changes, as reported	$1.20	$1.01	$1.21	$1.03

Earnings per share before accounting changes, excluding 2001 goodwill amortization	$1.20	$1.09	$1.21	$1.11

Earnings per share, as reported	$1.10	$0.97	$1.11	$0.98

Earnings per share, excluding 2001 goodwill amortization	$1.10	$1.05	$1.11	$1.06

     Under SFAS 142, management was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit.

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

     The result of testing goodwill impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1.204 billion ($1.015 billion after tax, or $0.10 per share), which is reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the GECS IT Solutions business and the GECS GE Auto and Home business, a direct subsidiary of GE Financial Assurance. The primary factors resulting in the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

Intangibles Subject to Amortization

	At September 30, 2002		At December 31, 2001

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Present value of future profits (PVFP)	$5,237	$(2,722)	$4,744	$(2,546)
Capitalized software	4,106	(1,748)	3,660	(1,324)
Servicing assets	3,763	(3,191)	3,768	(2,629)
Patents, licenses and other	1,882	(475)	960	(382)
All other	834	(496)	1,092	(506)

Total	$15,822	$(8,632)	$14,224	$(7,387)

     Consolidated amortization expense related to intangible assets, excluding goodwill, for the quarters ended September 30, 2002 and 2001, was $640 million and $522 million, respectively. Consolidated amortization expense related to intangible assets, excluding goodwill, for the nine months ended September 30, 2002 and 2001, was $1,558 million and $1,253 million, respectively. The estimated percentage of the December 31, 2001, net PVFP balance to be amortized over each of the next five years follows:

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

Goodwill

     Goodwill balances follow:

(Dollars in millions)	Balance 12/31/01	Transition Impairment	Acquired	Foreign Exchange and Other	Balance 9/30/02

Aircraft Engines	$1,916	$--	$345	$21	$2,282
Commercial Finance	6,235	--	1,293	49	7,577
Consumer Finance	3,826	--	1,137	180	5,143
Consumer Products	393	--	--	(8)	385
Equipment Management	1,160	--	13	45	1,218
Industrial Products and Systems	1,198	--	1,392	7	2,597
Insurance	3,372	--	535	255	4,162
Materials	1,923	--	1,548	(8)	3,463
NBC	2,568	--	2,387	--	4,955
Power Systems	1,948	--	637	119	2,704
Technical Products and Services	2,408	--	334	84	2,826
All Other GECS	1,340	(1,204)	--	(2)	134

Total	$28,287	$(1,204)	$9,621	$742	$37,446

     4. At January 1, 2001, management adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the statement of financial position at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $324 million ($0.03 per share) and comprised two significant elements: one element represented the fair value of equity options embedded in loans that provided both GE and the borrower the right, but not the obligation, to convert the loans into shares of the borrower's stock; the second element of the transition effect was a portion of the effect of marking to market options and currency contracts used for hedging. Also at January 1, 2001, management adopted the consensus of the Emerging Issues Task Force of the FASB on accounting for impairment of beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 was a one-time reduction of net earnings in the first quarter of 2001 of $120 million ($0.01 per share).

     5. A summary of increases/(decreases) in share owners' equity that did not result directly from transactions with share owners, net of income taxes, follows:

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Net earnings	$4,087	$3,281
Investment securities -- net changes in value	1,415	268
Currency translation adjustments -- net	547	141
Derivatives qualifying as hedges -- net changes in value	(694)	(462)

Total	$5,355	$3,228

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Net earnings	$11,016	$9,751
Investment securities -- net changes in value	1,747	339
Currency translation adjustments -- net	698	114
Derivatives qualifying as hedges -- net changes in value	(1,090)	(675)
Cumulative effect on equity of adopting SFAS 133	--	(827)

Total	$12,371	$8,702

     6. Inventories consisted of the following:

	At

(Dollars in millions)	9/30/02	12/31/01

Raw materials and work in process	$4,992	$4,708
Finished goods	4,690	4,221
Unbilled shipments	334	312
Revaluation to LIFO	(675)	(676)

Total	$9,341	$8,565

     7. Property, plant and equipment (including equipment leased to others) -- net, consisted of the following:

	At

(Dollars in millions)	9/30/02	12/31/01

Original cost	76,184	71,287
Less: accumulated depreciation and amortization	31,839	29,147

Property, plant and equipment -- net	$44,345	$42,140

     8. GE's authorized common stock consisted of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Third quarter ended

	9/30/02		9/30/01
(Dollar amounts and shares in millions;
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available to common share owners	$4,087	$4,087	$3,281	$3,281
Dividend equivalents -- net of tax	3	--	3	--

Net earnings available for per-share calculation	$4,090	$4,087	$3,284	$3,281

Average equivalent shares
Shares of GE common stock	9,951	9,951	9,933	9,933
Employee compensation-related shares, including stock options	66	--	112	--

Total average equivalent shares	10,017	9,951	10,045	9,933

Net earnings per share	$0.41	$0.41	$0.33	$0.33

	Nine months ended

	9/30/02		9/30/01
(Dollar amounts and shares in millions;
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting changes	$12,031	$12,031	$10,195	$10,195
Dividend equivalents -- net of tax	10	--	9	--

Earnings before accounting changes for per-share calculation	$12,041	$12,031	$10,204	$10,195

Cumulative effect of accounting changes	$(1,015)	$(1,015)	$(444)	$(444)

Net earnings available to common share owners	$11,016	$11,016	$9,751	$9,751
Dividend equivalents -- net of tax	10	--	9	--

Net earnings available for per-share calculation	$11,026	$11,016	$9,760	$9,751

Average equivalent shares
Shares of GE common stock	9,941	9,941	9,935	9,935
Employee compensation-related shares, including stock options	85	--	125	--

Total average equivalent shares	10,026	9,941	10,060	9,935

Per-share amounts
Earnings before accounting changes	$1.20	$1.21	$1.01	$1.03
Cumulative effect of accounting changes	(0.10)	(0.10)	(0.04)	(0.05)

Net earnings	$1.10	$1.11	$0.97	$0.98

     9. In the third quarter of 2002, GE adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, resulting in a $6 million charge to net earnings in the third quarter. Expense recognition is permitted only for options granted in 2002; alternative transition methods are currently being considered by the Financial Accounting Standards Board and could affect future recognition of stock option expense. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options, follows:

	Third quarter ended

	Amounts		Diluted Per Share

(Dollars in millions)	9/30/02	9/30/01	9/30/02	9/30/01

Net earnings as reported	$4,087	$3,281	$0.41	$0.33

Pro-forma net earnings	4,007	3,207	0.40	0.32

	Nine months ended

	Amounts		Diluted Per Share

(Dollars in millions)	9/30/02	9/30/01	9/30/02	9/30/01

Net earnings as reported	$11,016	$9,751	$1.10	$0.97

Pro-forma net earnings	10,592	9,529	1.08	0.95

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations -- Third Quarter of 2002 Compared with Third Quarter of 2001

     General Electric Company earnings rose 25% to $4.087 billion from $3.281 billion in third quarter 2001, and earnings per share increased 24% to $0.41 from $0.33 last year. Comparisons reflect charges in third quarter 2001 of approximately $400 million for Sept. 11-related reinsurance losses. The results for the third quarter 2002 included a $492 million gain ($317 million after tax) from the disposition of 90% of GE Global eXchange Services (GXS) which is reported in Other income, a $156 million after-tax loss at Employers Reinsurance Corporation (ERC) resulting from current-period claims and increased estimates of prior-year losses, and a $167 million after-tax loss at GE Equity.

     Revenues rose 11% over third quarter 2001 to $32.6 billion. Excluding the GXS sale, revenues rose 9%. Industrial revenues, excluding the sale of GXS, grew 6%. Revenues at GE's financial services businesses were $15.0 billion, up 13%, reflecting last year's Sept. 11-related reduction in net reinsurance premiums earned and contributions from acquisitions.

     Acquisitions contributed $148 million to earnings in the third quarter of 2002 compared with approximately $45 million in the third quarter of 2001. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Operating margin was 19.3% of sales, up from last year's 18.9%, reflecting GE's continuing productivity gains and an increased proportion of sales of high-margin services.

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the third quarters of 2002 and 2001. Segment profit excludes any goodwill amortization and accounting changes. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured -- excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Materials, NBC, Power Systems and Technical Products and Services, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS.

  Aircraft Engines reported revenues of $2.721 billion, 5% lower than the third quarter of 2001, reflecting reduced commercial product services revenues partially offset by increased military volume. Operating profit decreased 9% to $512 million in the third quarter of 2002 reflecting the effects of lower product services volume and lower pricing for commercial engines.
  Commercial Finance

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Commercial Equipment Financing	$1,278	$1,240
Real Estate	552	471
Aviation Services (GECAS)	741	497
Structured Finance Group	323	275
Commercial Finance	615	473
Vendor Financial Services	569	533
Other GE Commercial Finance	67	--

Total revenues	$4,145	$3,489

Net earnings
Commercial Equipment Financing	$184	$186
Real Estate	182	170
Aviation Services (GECAS)	129	88
Structured Finance Group	122	113
Commercial Finance	205	115
Vendor Financial Services	91	80
Other GE Commercial Finance	(32)	(1)

Net earnings	$881	$751

Commercial Finance revenues and net earnings increased 19% and 17%, respectively, in the third quarter of 2002 compared with the third quarter of 2001. The increase in revenues principally reflected acquisitions across all businesses, origination growth, and higher asset sales at GECAS, partially offset by lower securitization gains. The increase in net earnings reflected higher asset gains at GECAS, origination growth and the effects of acquisitions across all businesses, partially offset by lower securitization gains. Other GE Commercial Finance principally includes 2002 revenues of $66 million and net earnings of $17 million of the Healthcare Financial Services business acquired in October 2001.

  Consumer Finance

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Global Consumer Finance	$1,787	$1,376
GE Card Services	912	967
Other GE Consumer Finance	2	--

Total revenues	$2,701	$2,343

Net earnings
Global Consumer Finance	$354	$271
GE Card Services	149	184
Other GE Consumer Finance	(2)	(2)

Net earnings	$501	$453

Consumer Finance revenues and net earnings increased 15% and 11%, respectively, compared with the third quarter of 2001. Higher segment revenues and net earnings resulted primarily from acquisitions and international origination growth, partially offset by lower securitization gains at GE Card Services.

  Consumer Products

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Appliances	$1,540	$1,535
Lighting	576	618

Total revenues	$2,116	$2,153

Operating profit
Appliances	$119	$98
Lighting	(22)	30

Total operating profit	$97	$128

Consumer Products revenues decreased 2% to $2.116 billion in the third quarter of 2002 reflecting flat Appliances revenues and a 7% drop in Lighting revenues primarily as a result of lower pricing and volume. Operating profit of $97 million was sharply lower -- down 24% -- as a 21% increase in Appliances resulting from lower material costs was more than offset by losses at Lighting. Lighting continued to experience lower selling prices and lower volumes.

  Equipment Management revenues of $1.073 billion and net earnings of $82 million decreased 7% and 24%, respectively, compared with the third quarter of 2001. The decrease in revenues was attributable to lower asset utilization. The decrease in net earnings was principally attributable to the lack of a current-year counterpart to prior-year tax benefits from a restructuring at Penske and decreased utilization.
  Industrial Products and Systems

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Industrial Systems	$1,250	$1,025
Transportation Systems	521	595
GE Supply	630	558

Total revenues	$2,401	$2,178

Operating profit
Industrial Systems	$124	$124
Transportation Systems	91	108
GE Supply	29	29

Total operating profit	$244	$261

Industrial Products and Systems reported a 10% increase in revenues and a 7% decrease in operating profits. Industrial Systems revenues increased 22%, primarily from acquired businesses. However, operating profit at Industrial Systems remained flat reflecting continued product pricing pressures. Transportation Systems revenues and operating profit decreased 12% and 16%, respectively, primarily from a decrease in locomotive sales, somewhat offset by the effect of recently acquired businesses. GE Supply operating profit was flat on 13% higher revenues because of the mix of products sold.

  Insurance

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
GE Financial Assurance	$3,209	$3,084
Mortgage Insurance	265	247
GE Global Insurance Holdings	2,585	1,684
Other GE Insurance	138	171

Total revenues	$6,197	$5,186

Net earnings
GE Financial Assurance	$182	$169
Mortgage Insurance	124	114
GE Global Insurance Holdings	(156)	(229)
Other GE Insurance	61	58

Net earnings	$211	$112

Insurance revenues and net earnings increased 19% and 88%, respectively, in the third quarter of 2002 reflecting approximately $575 million ($386 million after tax) insurance losses arising from the events of Sept. 11, 2001, at GE Global Insurance Holdings. Ordinarily, insurance losses are recorded on the corresponding line in the Statement of Earnings. In this case, however, the losses were recoverable under retrocession coverage, so that no net losses were recorded. However, the retrocession policies required a premium payment of $821 million (reported as a reduction of revenues), on which the business retained a ceding commission of $246 million (reported as a reduction of insurance acquisition costs).

Revenues also benefited from recent increases in pricing and growth within certain niche markets at GE Global Insurance Holdings as well as acquisition and origination growth at GE Financial Assurance. These increases were partially offset by selective exits from certain lines of business and customer relationships as part of a portfolio review at GE Global Insurance Holdings. Investment gains were also lower in 2002.

Net earnings also benefited by $75 million from the recognition of a favorable tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts and productivity benefits at GE Financial Assurance, partially offset by adverse development and adjustments to estimates of prior-year loss events at GE Global Insurance Holdings and lower investment gains.

  Materials

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Plastics	$1,329	$1,255
Specialty Materials	689	426

Total revenues	$2,018	$1,681

Operating profit
Plastics	$224	$278
Specialty Materials	56	59

Total operating profit	$280	$337

Materials operating profit was 17% lower than the third quarter of 2001 despite revenue increases of 20%. Plastics revenues rose 6% on higher volume that was substantially offset by lower pricing. Operating profit at Plastics decreased 19% primarily as a result of lower pricing and higher raw material costs, partially offset by productivity benefits and higher volume. Specialty Materials revenues rose 62% primarily as a result of contributions from acquired businesses. Operating profits at Specialty Materials decreased 5% as the benefits of higher volume and lower material costs failed to offset lower selling prices and higher production costs.

  NBC reported sharply higher revenues and operating profit of $1.370 billion and $330 million, respectively. Revenues rose 30% and operating profit increased 59% reflecting improved performance in the advertising market, lost advertising revenue related to coverage of the events of Sept. 11, 2001, and the Telemundo acquisition.

  Power Systems revenues increased 2% to $5.123 billion, as price increases and contract cancellation fees of $63 million offset lower volume. Operating profit rose 16% to $1.418 billion, reflecting the combined effects of productivity, improved selling prices and contract cancellation fees somewhat offset by restructuring charges of approximately $104 million before tax.

  Technical Products and Services

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Medical Systems	$2,130	$1,992
Global eXchange Services	102	114

Total revenues	$2,232	$2,106

Operating profit
Medical Systems	$347	$344
Global eXchange Services	1	(2)

Total operating profit	$348	$342

Technical Products and Services revenues increased 6% from the third quarter of 2001, reflecting a 7% increase in Medical Systems, which reported higher equipment and service volume, and revenue from acquisitions that offset the effects of lower pricing. Operating profit for Technical Products and Services for the third quarter of 2002 was 2% higher than in 2001 reflecting productivity, higher volume and acquisitions that offset price declines. GE sold 90% of its interest in GE Global eXchange Services in September 2002.

  All Other GECS

	Third quarter ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
IT Solutions	$878	$905
GE Equity	(206)	(83)
Americom	--	131
Other	193	168

Total revenues	$865	$1,121

Net earnings
IT Solutions	$(6)	$(3)
GE Equity	(167)	(98)
Americom	--	109
Other	49	15

Net earnings	$(124)	$23

All Other GECS includes, pursuant to SFAS 131, GECS activities and businesses that management does not measure within one of the four GECS segments.

Two factors explain these results:

  GE Equity -- GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the third quarter of 2002 reflected increased losses on investments including losses in the telecommunications and software industries. During the third quarter of 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues and earnings.

  Other -- Other includes GECS corporate function expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services, Mortgage Services, and GE Auto and Home. The increase in net earnings reflects tax benefits from growth in low taxed earnings from international operations, partially offset by the effects of product line exits.

B. Results of Operations -- First Nine Months of 2002 Compared With First Nine Months of 2001

     Earnings before accounting changes for the first nine months rose 18% to $12.031 billion and earnings per share before accounting changes increased 19% to $1.20, up from last year's $1.01. Earnings before accounting changes exclude the one-time, non-cash impact of adopting new accounting rules (discussed in notes 3 and 4 of this 10-Q report).

     Consolidated revenues for the first nine months of 2002 aggregated $96.3 billion, up 5% from last year. GE sales of goods and services were 8% higher, with improvements led by double-digit increases at Power Systems and NBC.

     Acquisitions contributed $522 million to earnings in the first nine months of 2002 compared with approximately $95 million in the comparable 2001 period. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Operating margin in the first nine months of 2002 was 19.6% of sales, compared with last year's 19.1% reflecting continuing productivity gains and sales of high-margin services.

     Cash generated from GE's operating activities, excluding progress collections, was a record $9.6 billion for the first nine months of 2002, up 16% from $8.3 billion last year. Reported cash flow from operating activities was $5.7 billion, which, reflecting the record progress collections in 2001, was 51% lower than last year's reported $11.7 billion. GE returned $6.9 billion to share owners in the first nine months of 2002 through $5.4 billion in dividends and $1.5 billion in share repurchases.

Segment Analysis

     The following comments compare revenues and segment profit by industry segment for the first nine months of 2002 and 2001. Segment profit excludes any goodwill amortization and accounting changes. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured -- excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Materials, NBC, Power Systems and Technical Products and Services, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS.

  Aircraft Engines revenues declined 7% to $8.062 billion for the first nine months of 2002, reflecting reduced commercial product services revenues partially offset by increased military sales. Following the events of Sept. 11, 2001, product services revenues were adversely affected by commercial aircraft delivery deferrals and cancellations as well as reduced customer flight hours and correspondingly reduced servicing requirements. Operating profit was 6% lower primarily as a result of lower product services volumes and lower pricing for commercial engines, partially offset by productivity.
  Commercial Finance

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Commercial Equipment Financing	$3,529	$3,193
Real Estate	1,570	1,530
Aviation Services (GECAS)	1,992	1,602
Structured Finance Group	915	862
Commercial Finance	1,779	1,433
Vendor Financial Services	1,658	1,491
Other GE Commercial Finance	180	--

Total revenues	$11,623	$10,111

Net earnings
Commercial Equipment Financing	$517	$425
Real Estate	477	425
Aviation Services (GECAS)	341	373
Structured Finance Group	376	325
Commercial Finance	450	320
Vendor Financial Services	232	199
Other GE Commercial Finance	(63)	(3)

Net earnings	$2,330	$2,064

Commercial Finance revenues and net earnings increased 15% and 13%, respectively, in the first nine months of 2002 compared with the first nine months of 2001. The increase in revenues principally reflected acquisitions across all businesses, origination growth and increased asset sales at GECAS, partially offset by reduced market interest rates and lower securitization gains. The increase in net earnings resulted from acquisitions across all businesses, origination growth, and increased asset sales at GECAS, partially offset by increased credit losses in 2002 and lower securitization gains. Other GE Commercial Finance principally includes 2002 revenues of $179 million and net earnings of $48 million of the Healthcare Financial Services business acquired in October 2001.

  Consumer Finance

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Global Consumer Finance	$4,758	$4,064
GE Card Services	2,777	3,045
Other GE Consumer Finance	1	1

Total revenues	$7,536	$7,110

Net earnings
Global Consumer Finance	$997	$810
GE Card Services	536	548
Other GE Consumer Finance	(4)	(4)

Net earnings	$1,529	$1,354

Consumer Finance net earnings increased 13% on revenues that were 6% higher compared with the first nine months of 2001. Revenues increased primarily as a result of acquisitions and increased international originations, partially offset by lower securitization gains at GE Card Services and reduced revenues related to exited businesses. The increase in net earnings resulted from international origination growth, productivity benefits and acquisitions, partially offset by lower securitization gains at GE Card Services.

  Consumer Products

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Appliances	$4,554	$4,252
Lighting	1,682	1,872

Total revenues	$6,236	$6,124

Operating profit
Appliances	$329	$278
Lighting	27	167

Total operating profit	$356	$445

Consumer Products revenues rose 2% for the nine months ended September 30, 2002, as 7% higher Appliance revenues were substantially offset by 10% lower Lighting revenues. Operating profit for the nine months ended September 30, 2002, decreased 20% despite an 18% increase in Appliances. Appliances was successful at new product introductions and achieved lower material costs, but those positive results were more than offset as Lighting results were adversely affected primarily by lower selling prices, volume declines, higher advertising costs related to new product introductions and charges related to customer delinquencies.

  Equipment Management revenues of $3,154 million decreased 5% and net earnings of $222 million decreased 39% in the first nine months of 2002. The decrease in revenues and net earnings reflected decreased utilization. Net earnings also reflected the lack of a current-year counterpart to prior-year tax benefits from a restructuring at Penske.
  Industrial Products and Systems

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Industrial Systems	$3,620	$3,369
Transportation Systems	1,597	1,715
GE Supply	1,788	1,710

Total revenues	$7,005	$6,794

Operating profit
Industrial Systems	$356	$417
Transportation Systems	268	280
GE Supply	77	69

Total operating profit	$701	$766

Industrial Products and Systems reported a 3% increase in revenues and 8% lower operating profit primarily as a result of declines in selling prices across the segment. Industrial Systems revenues rose 7% compared with last year, reflecting contributions from acquisitions that more than offset lower volume and lower selling prices. Industrial Systems operating profit was 15% lower as the earnings from acquired businesses and productivity were not sufficient to offset the negative effect of lower pricing. Transportation Systems revenues and operating profit were 7% and 4% lower, respectively, as strong variable cost productivity partially offset the effects of lower volume.

  Insurance

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
GE Financial Assurance	$9,009	$9,382
Mortgage Insurance	801	826
GE Global Insurance Holdings	7,068	6,746
Other GE Insurance	350	399

Total revenues	$17,228	$17,353

Net earnings
GE Financial Assurance	$408	$477
Mortgage Insurance	357	331
GE Global Insurance Holdings	(312)	57
Other GE Insurance	168	104

Net earnings	$621	$969

Insurance revenues decreased 1% in the first nine months of 2002 primarily as a result of increased estimates of prior-year loss events at GE Global Insurance Holdings, insurance policyholder redemptions associated with the Toho Mutual Life Insurance Company (Toho) acquisition and lower investment gains at GE Financial Assurance, including a $167 million pretax impairment on WorldCom, Inc. bonds. Partial offsets were 2002 acquisitions and insurance losses arising from the events of Sept. 11, 2001, at GE Global Insurance Holdings -- approximately $575 million ($386 million after tax). Ordinarily, insurance losses are recorded on the corresponding line in the Statement of Earnings. In this case, however, the losses were recoverable under retrocession coverage, so that no net losses were recorded. However, the retrocession policies required a premium payment of $821 million (reported as a reduction of revenues), on which the business retained a ceding commission of $246 million (reported as a reduction of insurance acquisition costs).

Net earnings decreased 36% in the first nine months of 2002 resulting from adverse development and adjustments to estimates of prior-year loss events at GE Global Insurance Holdings, as well as lower investment gains primarily at GE Financial Assurance, including a $110 million after-tax impairment on WorldCom Inc. bonds. These decreases were partially offset by the events of Sept. 11, 2001, discussed above, increases in productivity and the $75 million benefit from the recognition of a favorable tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts at GE Financial Assurance.

  Materials

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Plastics	$3,928	$4,066
Specialty Materials	1,698	1,405

Total revenues	$5,626	$5,471

Operating profit
Plastics	$706	$951
Specialty Materials	197	237

Total operating profit	$903	$1,188

Materials revenues increased 3% and operating profit declined 24% from the first nine months of 2001 levels. Plastics revenues were 3% lower than in 2001, primarily because of continued weakness in pricing partially offset by increased volume. Operating profit at Plastics declined 26% as productivity, lower raw material prices and increased volumes were not sufficient to offset the substantially lower selling prices. Specialty Materials revenues increased 21% reflecting the contributions of recent acquisitions and increased volume, partially offset by lower selling prices. Operating profit at Specialty Materials declined 17% during the first nine months of 2002 reflecting higher base costs and lower pricing, partially offset by higher acquisition and other volume and lower material costs.

  NBC reported a 27% increase in nine month revenues compared with the same period of 2001, primarily reflecting NBC's improved performance in the advertising market, the absence of lost revenue related to coverage of the events of Sept. 11, 2001, the broadcast of the Winter Olympics and the Telemundo acquisition. Operating profit increased 19% reflecting NBC's improved performance in the advertising market, the absence of lost revenue related to coverage of the events of Sept. 11, 2001, and the absence of a current-year counterpart to a one-time charge related to the shutdown of the XFL in 2001.

  Power Systems revenues increased 17%, reflecting continued growth in services, higher volume in gas turbines (270 units in 2002 compared with 264 units in 2001), higher selling prices and contract cancellation fees of approximately $700 million. Operating profit increased 51% compared with the first nine months of 2001, primarily as a result of contract cancellation fees (net of related costs), increase in volume, higher selling prices and productivity improvements, somewhat offset by restructuring charges of approximately $105 million.

  Technical Products and Services

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
Medical Systems	$6,205	$5,780
Global eXchange Services	311	472

Total revenues	$6,516	$6,252

Operating profit
Medical Systems	$1,014	$993
Global eXchange Services	16	96

Total operating profit	$1,030	$1,089

Technical Products and Services revenues for the first nine months of 2002 increased 4%, primarily as a result of 7% revenue growth at Medical Systems, which reported higher equipment and service volume. Operating profit for the segment declined 5% principally because of the absence of a current-year counterpart to a gain on disposition of a joint venture at Global eXchange Services in 2001. Pricing pressures offset productivity improvements and increased volume at Medical Systems. As discussed previously, GE sold 90% of its interest in GE Global eXchange Services in September 2002.

  All Other GECS

	Nine months ended

(Dollars in millions)	9/30/02	9/30/01

Revenues
IT Solutions	$2,788	$3,216
GE Equity	(348)	(193)
Americom	--	486
Other	751	1,025

Total revenues	$3,191	$4,534

Net earnings
IT Solutions	$(1)	$(10)
GE Equity	(322)	(279)
Americom	--	234
Other	156	(98)

Net earnings	$(167)	$(153)

All Other GECS includes, pursuant to SFAS 131, GECS activities and businesses that management does not measure within one of the four GECS segments.

Two factors explain these results:

  GE Equity -- Revenues and net earnings during the first nine months of 2002 reflected increased losses on investments including losses in the telecommunications and software industries. During the first nine months of 2002 and 2001, losses on GE Equity investments exceeded gains and other investment income, resulting in negative revenues and earnings.

  Other -- Revenues decreased primarily because of Auto Financial Services, which stopped accepting new business in 2000. Net earnings increased primarily because of a favorable tax settlement with the Internal Revenue Service regarding the deductibility of previously realized losses associated with the disposition of Kidder Peabody and tax benefits from growth in low taxed earnings from international operations. Productivity was also favorable in 2002.

C. Financial Condition

     With respect to the Condensed Statement of Financial Position, consolidated assets of $555.5 billion at September 30, 2002, were $60.5 billion higher than at December 31, 2001.

     GE assets were $116.9 billion at September 30, 2002, an increase of $7.1 billion from December 31, 2001. The increase was primarily attributable to increases in intangible assets ($7.7 billion) including those related to the Telemundo and Betz Dearborn acquisitions, earnings retained by GECS ($2.0 billion), current receivables ($1.3 billion) and all other assets ($2.7 billion) partially offset by a decrease in cash ($8.5 billion) as further described below. The increase in all other assets resulted primarily from an increase in the prepaid pension asset.

     Financial Services assets increased by $47.9 billion from the end of 2001 primarily because of increases in investment securities, financing receivables and all other assets. Investment securities increased $14.7 billion to $114.8 billion at the end of the third quarter, primarily reflecting investment of insurance premiums received and acquisitions. Financing receivables, net of the allowance for losses, aggregated $188.2 billion at September 30, 2002, an increase of $14.2 billion. The increase primarily reflected the effects of higher origination volume, acquisitions and the positive effects of foreign currency translation, partially offset by securitizations. The allowance for losses on financing receivables of $5.1 billion at September 30, 2002, reflects management's best estimate of probable losses inherent in the portfolio. All other assets increased $10.2 billion since December 31, 2001, primarily due to acquisitions in separate accounts and real estate investments. In addition, property, plant and equipment (including equipment leased to others) increased $1.7 billion to $31.1 billion at the end of the third quarter and primarily resulted from acquisition of aircraft. Intangible assets increased $1.8 billion since December 31, 2001, to $22.5 billion at the end of the third quarter, primarily because of acquisitions, partially offset by the goodwill impairment recorded upon adoption of SFAS 142. Other GECS receivables increased $3.3 billion to $43.9 billion at the end of the third quarter primarily because of the acquisitions of AGC Limited and Saison Life.

     Consolidated liabilities of $487.8 billion at September 30, 2002, were $52.8 billion higher than the year-end 2001 balance of $435.0 billion.

     GE liabilities of $53.6 billion were relatively unchanged since the beginning of the year. Total borrowings increased $1.5 billion to $4.0 billion ($3.1 billion short term and $0.9 billion long term) at September 30, 2002, compared with December 31, 2001. The ratio of debt to total capital for GE at the end of the third quarter was 5.9% compared with 4.3% at the end of last year and 3.1% at September 30, 2001.

     Financial Services liabilities increased by $44.7 billion reflecting an increase in long-term borrowings of $54.2 billion and a decrease in short-term borrowings of $32.5 billion from year-end 2001 as discussed in the "Liquidity" section of this report. In addition, insurance liabilities, reserves and annuity benefits increased $17.7 billion to $131.9 billion at the end of September 30, 2002, primarily reflecting acquisition growth and growth in deferred annuities and guaranteed investment contracts. Other changes in liabilities comprised numerous, relatively small items.

     With respect to cash flows, consolidated cash and equivalents amounted to $11.1 billion at September 30, 2002, an increase of $2.0 billion during the first nine months of 2002. Cash and equivalents amounted to $8.8 billion at September 30, 2001, an increase of $0.6 billion.

     GE cash and equivalents decreased $8.5 billion during the first nine months of 2002 to $2.0 billion at September 30, 2002. Cash provided from 2002 operating activities was $5.7 billion, a decrease of 51% from the record $11.7 billion reported for the first nine months of 2001. Improvements in earnings were more than offset by sharply lower progress collections during the period. Cash generated from operating activities, excluding progress collections, was a record $9.6 billion for the first nine months of 2002, up 16% from $8.3 billion last year. Cash used for investing activities ($9.2 billion) principally represented acquisitions, the largest of which were Telemundo and Betz Dearborn. Cash used for financing activities ($5.0 billion) included $5.4 billion for dividends paid to share owners, a 12.5% increase in the per-share dividend rate and $1.5 billion for repurchases of common stock under the share repurchase program, partially offset by a $2.3 billion increase in debt.

     GE cash and equivalents increased $3.2 billion during the first nine months of 2001 to $10.4 billion at September 30, 2001. Cash provided from 2001 operating activities was $11.7 billion, an increase of 18% over the $9.9 billion reported for the first nine months of 2000, reflecting continuing improvements in earnings and higher progress collections during the period. Cash used for investing activities for the nine months ended September 30, 2001, ($1.9 billion) principally represented investments in new plant and equipment for a wide variety of projects to lower costs and improve efficiencies. Cash used for financing activities for the first nine months of 2001 ($6.6 billion) included $2.3 billion for repurchases of common stock under the share repurchase program and $4.8 billion for dividends paid to share owners, a 17% increase in the per-share dividend rate compared with the first nine months of 2000.

     Financial Services cash and equivalents increased by $2.0 billion during the first nine months of 2002 to $9.3 billion. Cash provided from operating activities was $17.1 billion during the first nine months of 2002, compared with $14.2 billion during the first nine months of 2001. The increase in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions in 2001 associated with the Toho acquisition and lower originations of commercial real estate loans held for sale in the current year. Cash from financing activities totaled $15.4 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($30.6 billion), a majority of which was attributable to increases in financing receivables, investments in securities and business acquisitions.

     Financial Services cash and equivalents increased by $0.9 billion during the first nine months of 2001 to $6.9 billion. Cash provided from operating activities was $14.2 billion during the first nine months of 2001, compared with $3.0 billion during the first nine months of 2000. The increase in cash from operating activities in 2001 compared with 2000 was largely attributable to insurance policyholder redemptions in 2000 associated with the Toho acquisition. Cash from financing activities totaled $7.1 billion for the first nine months of 2001, reflecting net additions of debt. The principal use of Financial Services cash during the first nine months of 2001 was for investing activities ($20.3 billion), a majority of which was attributable to increases in investments in securities, business acquisitions and financing receivables.

D. Additional Considerations

     Two of GE's major airline customers, US Airways and United Airlines, are experiencing significant financial difficulties, as both have disclosed publicly. On August 11, 2002, US Airways filed for reorganization in bankruptcy. United Airlines has indicated that it is considering such a filing. GE exposure (in the Commercial Finance and Aircraft Engines segments) to both airlines amounted to $4.4 billion, including loans, leases, and guarantees and commitments under airline financing programs. Individual aircraft or pools of aircraft engines secure the loans, leases and guarantees. GE has been in discussions with both airlines and has made provision for probable losses.

     Financial services investments in and commitments to customers in the telecommunication and cable industries approximated $12.0 billion as of September 30, 2002, primarily financing receivables and investment securities. Like all financial services positions, these receivables and investments have been entered into subject to strict risk and underwriting criteria, are diversified, and financing receivables are generally secured. Recently, during declines in the values of these portfolios, the positions have been routinely reviewed for credit and impairment losses, and actions have been taken to mitigate exposures. GE has made provision for probable losses. Future losses will depend upon business and economic developments as well as the success of risk mitigation actions.

     There is a high degree of uncertainty inherent in estimates of loss reserves, particularly estimates of liabilities for unpaid claims and claims expenses of GE Global Insurance Holdings (GIH). One reason that leads to this uncertainty is the extended period, often many years, that transpires between a loss event, receipt of related claims data from primary insurers and ultimate settlement of the claim. Management continually updates loss estimates using both quantitative information from reserving actuaries and qualitative information from other sources. Based on the best information available at the time, management makes its best estimates of loss reserves and related incurred losses. The level of reported claims activity related to prior year loss events, particularly for the 1997 through 2000 underwriting years, has continued to accelerate at a rate higher than anticipated, and has caused management to increase its estimate of ultimate losses, a change that has been reflected in the accompanying financial information. The potential for further adverse loss developments in these areas is highly uncertain.

     During the quarter ended September 30, 2002, certain external credit rating agencies announced negative actions with respect to GIH and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. A.M. Best lowered its financial strength group rating for GIH from A++ (superior) to A+ (superior) and also lowered its rating on GIH senior unsecured debt from aa- (very strong) to a (strong). Standard & Poor's Rating Services placed GIH debt on "credit watch negative." Moody's Investors Service announced that its ratings of GIH and its outstanding debt are under review for possible downgrade. Management does not believe these actions will materially affect GIH liquidity or capital resources or the ability to write future business.

E. Liquidity

     The major debt-rating agencies evaluate the financial condition of GE and of GE Capital Corporation ("GE Capital"), the major public borrowing entity of GECS, differently because of their distinct business characteristics. Factors that are important to the ratings of both include the following: cash generating ability -- including cash generated from operating activities; earnings quality -- including revenue growth and the breadth and diversity of sources of income; leverage ratios -- such as debt to total capital and interest coverage; and asset utilization --including return on assets and asset turnover ratios. Considering those factors, as well as other criteria appropriate to GE and GECS individually, those major rating agencies continue to give the highest ratings to debt of GE and GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

     Global commercial paper markets are also a significant source of cash for GECS. GE Capital is the most widely-held name in those markets. The following table shows GECS debt composition as of September 30, 2002 and December 31, 2001:

	At September 30, 2002		At December 31, 2001

(Dollars in billions)	Total Debt	Percent of Debt Outstanding	Total Debt	Percent of Debt Outstanding

Long Term Debt	$133	50%	$79	33%
Commercial Paper	80	31	117	49
Other -- principally current portion of long-term debt	49	19	44	18

Total	$262	100%	$240	100%

GECS targets a ratio for commercial paper of 25% to 35% of outstanding debt.

     As of September 30, 2002, GECS held approximately $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks, an increase of $21 billion since December 31, 2001. When considering the contractually committed lending agreements as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and potential asset sales, management believes it could achieve an orderly transition from commercial paper in the unlikely event of impaired access to the commercial paper market.

     During the first nine months of 2002, GECS issued $75 billion of long-term debt in U.S. and international markets. These funds were used primarily to reduce the amount of commercial paper outstanding and to fund acquisitions and new asset growth. GECS anticipates issuing approximately $10 billion of additional long-term debt using both U.S. and international markets during the remainder of 2002. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     GE and GECS use special purpose entities as described in the December 31, 2001, Annual Report on Form 10-K. Receivables held by special purpose entities as of September 30, 2002 and December 31, 2001, were $42.6 billion and $43.0 billion, respectively, and the maximum amount of liquidity support for commercial paper outstanding was constant at approximately $43.0 billion. The maximum recourse provided under credit support agreements increased from $14.5 billion at December 31, 2001, to $15.0 billion at September 30, 2002.

F. GECS Portfolio Quality

     Financing Receivables is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $193.3 billion at September 30, 2002, from $178.8 billion at the end of 2001, as discussed in the following paragraphs. The related allowance for losses at September 30, 2002, amounted to $5.1 billion ($4.8 billion at the end of 2001), representing management's best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $64.2 billion at September 30, 2002, an increase of $11.9 billion from year-end 2001. Credit card and personal receivables increased $12.7 billion, primarily from increased originations, acquisition growth and the net effects of foreign currency translation, partially offset by sales and securitizations. Auto receivables decreased $0.8 billion, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio. Nonearning consumer receivables at September 30, 2002, were $1.6 billion, about 2.4% of outstandings, compared with $1.5 billion, about 2.9% of outstandings at year-end 2001. Write-offs of consumer receivables were $1.3 billion for the first nine months of 2002 and 2001.

     Commercial financing receivables, which totaled $129.1 billion at September 30, 2002 ($126.5 billion at December 31, 2001), consisted of a diversified commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $2.3 billion at September 30, 2002, about 1.7% of outstandings, compared with $1.7 billion, about 1.4% of outstandings at year-end 2001. The increase reflected primarily nonearning and reduced-earning receivables associated with Heller Financial, Inc. of approximately $509 million; at December 31, 2001, $408 million of such loans were earning but classified as impaired. The increase also reflected several bankruptcies and deal restructurings involving primarily middle-market customers, including $349 million related to the telecommunications industry. These receivables are generally backed by assets. There is a broad spread of risk in the portfolio, but there is also a concentration of risk in commercial aircraft, including loans and leases of $25.0 billion and $21.5 billion at September 30, 2002, and December 31, 2001, respectively.

     Investment securities comprise principally investment grade debt securities held by the GE Insurance businesses and were $114.8 billion, including gross unrealized gains and losses of $5.3 billion and $2.4 billion, respectively, at September 30, 2002, compared with $100.1 billion, including gross unrealized gains and losses of $2.1 billion and $2.7 billion, respectively, as of December 31, 2001. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeded fair value at September 30, 2002, approximately $800 million is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first nine months of 2002 were $679 million, including $343 million ($223 million after tax) from the telecommunications and cable industries, of which $167 million ($110 million after tax) was recognized in the second quarter of 2002 following the events relating to WorldCom, Inc.

Item 4. Controls and Procedures

     GE management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

Exhibit 10.	General Electric Non-Employee Director Fee Plan (Formerly the Deferred Compensation Plan for Directors)
Exhibit 11.	Computation of Per Share Earnings*
Exhibit 12.	Computation of Ratio of Earnings to Fixed Charges
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 8 to the condensed consolidated financial statements in this report.

b.     Reports on Form 8-K during the quarter ended September 30, 2002.

A Form 8-K was filed on July 12, 2002, under Item 9, incorporating by reference GE's July 12, 2002, press release setting forth GE's second-quarter 2002 earnings.

A Form 8-K was filed on July 26, 2002, under Item 9, incorporating by reference GE's July 26, 2002, press release announcing organization changes that will result in GE Capital, the Company's diversified financial services business, becoming four separate GE financial services businesses.

A Form 8-K was filed on July 31, 2002, under Item 9, attaching copies of sworn statements submitted to the SEC by Principal Executive Officer, Jeffrey R. Immelt, and Principal Financial Officer, Keith S. Sherin, of General Electric Company pursuant to Securities and Exchange Commission Order No. 4-460.

A Form 8-K was filed on September 17, 2002, under item 5, setting forth portions of GE's 2001 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, reflecting segment information reclassified to conform to previously disclosed organizational and measurement changes.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 29, 2002	/s/ Philip D. Ameen
Date	Philip D. Ameen
Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

GENERAL ELECTRIC COMPANY

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jeffrey R. Immelt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Jeffrey R. Immelt

Jeffrey R. Immelt
Chief Executive Officer

CERTIFICATION

I, Keith S. Sherin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Keith S. Sherin

Keith S. Sherin
Chief Financial Officer