Form 10-K
period 2002-12-31
GENERAL ELECTRIC CO
filed 2003-03-07
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission file number 1-35

General Electric Company
(Exact name of registrant as specified in charter)

New York		14-0689340
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001	203/373-2211
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Common stock, par value $0.06 per share		New York Stock Exchange Boston Stock Exchange

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

          The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $294.9 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 9,993,192,236 shares of voting common stock with a par value of $0.06 outstanding at February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

          The Annual Report to Share Owners for the fiscal year ended December 31, 2002 is incorporated by reference in Parts I, II and III to the extent described therein. The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 23, 2003, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business

General

     Unless otherwise indicated by the context, the terms "GE," "GECS" and "GE Capital " are used on the basis of consolidation described in note 1 to the consolidated financial statements on page 78 of the 2002 Annual Report to Share Owners of General Electric Company (the Company). The financial section of such Annual Report to Share Owners (pages 43 through 111 of that document) is set forth in Part IV Item 15(a)(1) of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2002 Annual Report to Share Owners included in Part IV of this 10-K Report. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.

     General Electric's address is 1 River Road, Schenectady, NY 12345-6999; the Company also maintains executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

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

     GE's products include major appliances; lighting products; industrial automation products; medical diagnostic imaging equipment; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; and engineered materials, such as plastics, silicones and superabrasive industrial diamonds; and chemicals for treatment of water and process systems.

     GE's services include product services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and through the third quarter of 2002, computer-related information services. Through its affiliate, the National Broadcasting Company, Inc., GE delivers network television services, operates television stations, and provides cable, Internet and multimedia programming and distribution services. Through another affiliate, General Electric Capital Services, Inc., GE offers a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, and specialty insurance and reinsurance.

     In virtually all of its global business activities, GE encounters aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, management believes that, in general, GE is one of the leading firms in most of the major industries in which it participates. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GE Capital Services engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

(3)

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

     GE consolidated international revenues have remained relatively unchanged over the past several years.

Operating Segments

     Revenue and segment profit information about the Company's operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, is presented on page 57 of the 2002 Annual Report to Share Owners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 50-58 of that report and in note 27 (pages 101 and 102) to the consolidated financial statements.

     Operating businesses that are reported as segments under SFAS No. 131 include Aircraft Engines, Commercial Finance, Consumer Finance, Consumer Products, Equipment Management, Insurance, NBC and Power Systems. The remaining key businesses do not meet the definition of a reportable segment and have been aggregated into three operating segments based on common characteristics of their activities (Industrial Products and Systems, Materials, and Technical Products and Services). There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between segments to arrive at total consolidated data. A summary description of each of the Company's operating segments follows.

Aircraft Engines

     Aircraft Engines (8.5%, 9.0% and 8.3% of consolidated revenues in 2002, 2001 and 2000, respectively) produces, sells and services jet engines, turboprop and turboshaft engines, and related replacement parts for use in military and commercial aircraft. GE's military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56™, produced by CFMI, a company jointly owned by GE and Snecma of France, and GE's CF6 and GE90® engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56™ engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600/-700/-800/-900 series, and the 737 business jet; Airbus Industrie's A318, A319, A320, A321 and A340-200/-300 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747, 767, DC-10 and MD-11 series, as well as Airbus Industrie's A300, A310 and A330 series. The GE90® engine is used to power Boeing's 777 series twin-engine aircraft. The GP7000, being designed and marketed in a joint venture with the Pratt & Whitney division of United Technologies Corporation, is offered on Airbus Industrie's A380. The business produces jet engines, such as the CF34®, for executive aircraft and regional commuter aircraft. The business also manufactures aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources, the latter of which are reported as part of the Power Systems segment. Maintenance, component repair and overhaul services (MRO), including sales of replacement parts, are provided for many models of engines, including engines manufactured by competitors, and represent a significant portion of this segment's profits. In the second quarter of 2002, Aircraft Engines completed the acquisition of Unison Industries Inc., a global leader in ignition systems for aerospace and industrial applications.

(4)

     The worldwide competition in aircraft jet engines and MRO (including parts sales) is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are important in this segment. Focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies are also important. Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although cycles for military and commercial engine procurement are different. Procurements of military jet engines are affected by changes in global political and economic factors.

     In line with industry practice, airframe manufacturers support their sales of commercial jet aircraft from time to time with long-term financing commitments to customers, and engine manufacturers are often asked to participate in such financings. In making such commitments, it is GE's policy to establish a secured position in the aircraft being financed. Under such airline financing programs, GE had issued guarantees amounting to $0.7 billion at year-end 2002, and had entered into commitments totaling $1.6 billion to provide financial assistance on future aircraft engine sales. At December 31, 2002, the total estimated fair value of aircraft securing these guarantees exceeded the guaranteed amounts, net of the associated allowance for losses. See page 50 of the 2002 Annual Report to Share Owners for information about orders and backlog.

Commercial Finance

     Commercial Finance (12.2%, 11.0% and 9.2% of consolidated revenues in 2002, 2001 and 2000, respectively) offers businesses of all sizes an array of financial services and products worldwide. With a particular expertise in the mid-market segment, Commercial Finance provides loans, financing and operating leases, and other services for customers, including manufacturers, distributors and end-users, for a variety of equipment and major capital assets including industrial facilities and equipment, energy-related facilities, commercial real estate loans and investments, vehicles, aircraft, and equipment used in construction, manufacturing, data processing and office applications, electronics and telecommunications, and healthcare. A description of Commercial Finance's principal businesses follows.

Commercial Equipment Financing

     Commercial Equipment Financing (CEF) offers large and small companies a broad line of leases and loans. Customers include manufacturers, distributors, dealers, end-users, and municipalities. Financial products include financing for construction equipment, corporate aircraft, medical equipment, trucks and trailers. CEF also furnishes customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Products are either held for CEF's own account or brokered to third parties. Transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease and repossessed equipment and other assets. During 2002, CEF purchased certain assets and liabilities from Finova Corporation, Comdisco Corporation and Australian Guarantee Corporation.

(5)

     The global commercial equipment financing industry continues to be highly fragmented and intensely competitive. Competitors in the U.S. domestic and international markets include independent financing companies, financing subsidiaries of equipment manufacturers, and banks (national, regional, and local). Industry participants compete not only on the basis of monthly payments, interest rates and fees charged customers but also on deal structures and credit terms. The profitability of CEF is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and such market risks as interest rate and currency exchange risk. Important factors to continued success include maintaining strong risk management systems, diverse portfolios, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the reduction of costs through enhanced use of technology.

     CEF operates from offices throughout the Americas, Europe, Asia and Australia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Real Estate

     Real Estate is one of the world's leading providers of debt and equity capital to the global commercial real estate market. Real Estate provides funds for the acquisition, refinancing and renovation of real estate assets as well as making equity investments in real estate throughout the United States, Canada, Mexico, Europe and Asia. Lending is a major portion of Real Estate's business in the form of intermediate-term senior and subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, apartment buildings, retail centers, warehouses and hotels. Loans range from single-property mortgages typically not less than $1 million to multi-property portfolios of several hundred million dollars. Real Estate's business also includes the origination and subsequent securitization of low leverage real estate loans, which are intended to be held less than one year before sale. Additionally, Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds.

     Real Estate holds equity positions in a diversified portfolio of real estate assets via direct real estate ownership and joint venture interests. Property types include apartment buildings, self-storage facilities, warehouses, parking facilities, retail centers and office properties. Real Estate's equity holdings increased in 2002 with the acquisition of Security Capital Group Incorporated, an international real estate operating company. This acquisition provided Real Estate with ownership positions in self-storage facilities, parking facilities, grocery-anchored neighborhood retail centers, warehouse facilities and distribution services, senior assisted living facilities, office properties and real estate investment advisory businesses. Also in 2002, Real Estate purchased the commercial real estate and asset-based lending portfolios of DaimlerChrysler Capital Services.

     Competition is intense in each of Real Estate's areas and across all product lines. Competitors include local, regional and, increasingly, multi-national lenders and investors. Important competitive factors in Real Estate's lending activities include financing rates, loan proceeds, loan structure, the ability to fund transactions efficiently, and the outlook of local real estate markets. Where Real Estate provides equity capital, principal competitive factors include the valuation of underlying properties and investment structure as well as transaction cycle time.

     Real Estate has offices throughout the United States, as well as in Canada, Mexico, Europe and Asia. Real Estate headquarters are in Stamford, Connecticut.

(6)

Commercial Finance

     Commercial Finance (CF) is a leading global provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities, as well as factoring services. Loan transactions range in size from under $5 million to over $200 million. CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers. CF has industry specialists focused on the retail, and media and communications industries. CF also provides senior debt, subordinated debt and bridge financing to buyout and private equity firms.

     The corporate financing business is characterized by intense competition from a variety of lenders and factoring services providers, including local, regional, national and international banks and non-bank financing institutions. Competition is based on interest rates, fees, credit terms, and transaction structures. In addition to these factors, successful management of credit risks within the existing customer loan portfolio also affects profitability. Important factors to continued success include maintaining deal structuring expertise, strong risk management systems, and collateral management knowledge.

     CF headquarters are in Stamford, Connecticut. CF has lending operations in 25 cities, including international offices in Canada, Mexico, Thailand, Korea, Singapore, The Netherlands, and the United Kingdom, and also has significant factoring operations in the U.S., France, Mexico, the United Kingdom and Italy serving U.S. and European companies.

Structured Finance Group

     Structured Finance Group (SFG) provides equity, debt and structured investments to clients throughout the world. SFG's clients are primarily in the global energy, telecommunications, industrial and transportation sectors and range from household names to early stage businesses. SFG combines industry and technical expertise to deliver a full range of sophisticated financial services and products. Services include corporate finance, acquisition finance and project finance (construction and term). Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships. In November 2002, SFG acquired part of the structured finance unit of Asea Brown Boveri (ABB). The acquired structured finance business includes global infrastructure financing, equipment leasing and financing businesses. This acquisition will increase SFG's presence in the project and trade finance markets.

     SFG's competition is diverse and global, ranging from large financial institutions to small niche capital providers. Additionally, two of SFG's client industry segments, telecommunications and energy, are faced with extraordinary challenges fostered by deregulation, globalization and technical innovation. Both of these industries have been recently experiencing significant volatility in demand for their products and services. For SFG to remain competitive, SFG must provide capital to borrowers in innovative and unique ways based on industry knowledge and competitive pricing and properly assess credit risks and effectively manage portfolios.

     SFG headquarters are in Stamford, Connecticut, and it has offices in Chicago, Illinois; Houston, Texas; New York, New York; Denver, Colorado; and San Francisco, California. Internationally, SFG is represented in London, England; Zurich, Switzerland; Stockholm, Sweden; Oslo, Norway; and Tokyo, Japan.

(7)

Aviation Services

     Aviation Services, the world's foremost aircraft leasing company, is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

     Following the events of September 11, 2001, many of our airline customers have experienced financial difficulties. In face of declining traffic, they have responded by curtailing flight schedules and deferring and canceling deliveries of commercial aircraft. Deteriorating aircraft utilization and pricing affects Aviation Services, which owned 1,161 commercial aircraft at December 31, 2002, when, despite pressure on the industry, 1,149, or 99% were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry in 2003.

     Aviation Services headquarters are in Stamford, Connecticut, with regional offices in Shannon, Republic of Ireland; New York, New York; Miami, Florida; Chicago, Illinois; Vienna, Austria; Toulouse, France; Luxembourg; Beijing and Hong Kong, China; Tokyo, Japan; and Singapore.

Vendor Financial Services

     Vendor Financial Services (VFS) provides financial services to over 100 equipment manufacturers and more than 4,500 dealers/distributors in North America, Europe and Asia (including Japan). Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways -- by forming captive partnerships with manufacturers that do not have them, and by outsourcing captive partnerships from manufacturers that do (captive partnerships provide sales financing solely for products of a given manufacturer). VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers, including trade payables services. In November 2002, VFS acquired the stock of Deutsche Financial Services which became a VFS business line, Commercial Distribution Finance (CDF). CDF is a leading global provider of specialized distribution financing programs and services including inventory financing, accounts receivable financing, formula based lending, private label financing, rental finance, warranty and collateral management services.

     A further economic slowdown could impact the equipment financing industry, intensifying a competitive pricing environment, pressure delinquencies and residual realizations, and pressure any recourse obligations from vendor relationships. For VFS to remain competitive VFS must, among other things, drive down costs through significant investment in productivity initiatives and continue to manage effectively its spread of risk in industry sectors and equipment categories in conjunction with vendor partners.

     VFS has sales offices throughout the United States, Canada, Europe, Asia (including Japan), and Australia. VFS headquarters are in Danbury, Connecticut.

(8)

Consumer Finance

     Consumer Finance (7.8%, 7.6% and 7.2% of consolidated revenues in 2002, 2001 and 2000, respectively) is a leading provider of credit services to consumers, retailers and auto dealers in 35 countries around the world. Consumer Finance provides private-label credit card loans, personal loans, time sales and revolving credit, residential mortgage financing, inventory financing for retail merchants, and auto leasing and inventory financing. A description of Consumer Finance's principal businesses follows.

Global Consumer Finance

     Global Consumer Finance (GCF) is a leading provider of credit and insurance products and services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia and, to a lesser extent, Central and South America, including Tesco, Metro and Wal-Mart, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, auto loans and finance leases, mortgages, debt consolidation, bankcards and the distribution of credit insurance. In May 2002, GCF acquired 100% of the Australian Guarantee Corporation (AGC) from Westpac Banking Corporation Limited. AGC, based in Sydney, Australia, is a leading provider of consumer auto lending and retail sales finance in Australia and New Zealand. Also in 2002, GCF acquired 100% of Time Retail Finance.

     GCF's operations are subject to a variety of bank and consumer protection regulations in their respective jurisdictions and a number of countries have ceilings on rates chargeable to consumers in financial service transactions. The consumer lending market is also subject to the risk of declining retail sales, changes in interest and currency exchange rates, increases in personal bankruptcy filings and payment delinquencies.

     The businesses in which GCF engages are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers' captive finance companies, and insurance companies. Cross selling multiple products into its customer base is a critical success factor for GCF.

     GCF provides financing to consumers through operations in countries including Argentina, Australia, Austria, Brazil, the Caribbean countries, the Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Portugal, Republic of Ireland, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom. GCF headquarters are in Stamford, Connecticut.

Card Services

     Card Services (CS) is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. CS offers customized private-label credit card solutions designed to attract and retain customers for retailers such as JC Penney, ExxonMobil, Wal-Mart, Sam's Club, Macy's and Lowe's. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. Additionally, CS issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs, and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes. In June 2002, CS acquired the remaining 50% of the Monogram Credit Services, LLC (MCS) joint venture from Banc One, for $531 million.

(9)

     CS' operations are subject to a variety of bank and consumer protection regulations. The unsecured consumer lending market's principal methods of competition are price, servicing capability including Internet value added e-services, promotional marketing, and risk management capability. The unsecured consumer lending market is subject to various risks including declining retail sales, increases in personal bankruptcy filings, increasing payment delinquencies and rising interest rates.

     CS operates principally in the United States and Canada. CS headquarters are in Stamford, Connecticut.

Consumer Products

     Consumer Products (6.4%, 6.7% and 6.7% of consolidated revenues in 2002, 2001 and 2000, respectively) consists of Appliances and Lighting.

     Appliances manufactures and/or markets a single class of product -- major appliances -- that includes refrigerators, electric and gas cooking products, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under GE, Hotpoint, Monogram, and Profile brands as well as under private brands for retailers and others. GE microwave ovens, gas and electric ranges, room air conditioners, water-softening and filtering products, freezers and some refrigerators are sourced from suppliers while investment in Company-owned facilities is focused on refrigerators, dishwashers, electric ranges and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are effected through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. GE has an extensive U.S. product services network that provides repair services, extended service plans, warranty administration and risk management services. Appliances has been headquartered in Louisville, Kentucky for more than 50 years and has operations in North America, Europe, Asia and South America.

     Demand for appliances is influenced by economic trends such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and comes from a number of principal manufacturers and suppliers. An important factor is the degree of product differentiation achieved through innovation and new product features. Other significant factors include product quality and cost, brand recognition, customer responsiveness and appliance service capability.

     Lighting is a leader in lamp technology and manufacturing and marketing in the global lighting industry with significant operations in Cleveland, Ohio, and throughout North America, South America, Europe and Asia. Today, the business manufactures approximately 6,000 various lamp products for commercial, industrial and consumer markets. Product families include incandescent, halogen, high intensity discharge, fluorescent, stage/studio, miniature/sealed beam, projection, automotive and merchandiser as well as portable lighting fixtures, lamp components and LEDs (light-emitting diodes). It also manufactures outdoor lighting fixtures, residential wiring devices and commercial lighting controls.

(10)

Equipment Management

     Equipment Management (3.2%, 3.5% and 3.8% of consolidated revenues in 2002, 2001 and 2000, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. With assets of more than $26 billion, Equipment Management provides leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including tractors, trailers, auto fleets, railroad rolling stock, intermodal shipping containers and modular space units.

     Equipment Management operates in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon the ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and effectively manage credit risk. In addition, Equipment Management seeks to understand and deliver unique product and service offerings to its customers in the most efficient and cost effective manner.

Industrial Products and Systems

     Industrial Products and Systems (7.4%, 7.2% and 6.8% of consolidated revenues in 2002, 2001 and 2000, respectively) encompasses the following businesses: Transportation Systems, Industrial Systems, and GE Supply. Products and services provided by each of the businesses in this segment are sold primarily to industrial customers, including original equipment manufacturers, industrial end users, utilities, electrical contractors, as well as to distributors. These businesses compete against a variety of both U.S. and non-U.S. manufacturers and service providers. Markets for industrial products and services are diverse, global and highly price competitive. The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity. A description of products and services provided by each of the businesses in this segment follows.

     Transportation Systems is one of the world's leading suppliers to the railroad, transit, and mining industries, providing freight and passenger locomotives, motorized drive systems for mining trucks and drills, diesel engines for marine and stationary markets, electrical propulsion and control systems for rapid transit cars, railway signaling and communications systems, value added services, and information technology solutions. Product services include maintenance and repair of locomotives and communications and logistics systems for locomotive and train control. In 2000, to further enhance product services offerings, the business acquired Harmon Industries, a leading provider of wayside signaling and crossing warning systems as well as microprocessor-based signal and train control systems and services. In 2001, the business acquired locomotive service assets from the Wabtec Corporation -- establishing the capability to provide aftermarket products and perform full maintenance services on General Motors EMD locomotives. GE locomotives currently operate in more than 50 countries worldwide. Information about Transportation Systems orders and backlog is provided on page 52 of the 2002 Annual Report to Share Owners.

(11)

     Industrial Systems includes electric motors and related products and services for the appliance, commercial, industrial, heating, air conditioning, automotive and utility markets; power delivery and control products such as circuit breakers, transformers, electricity meters, relays, capacitors, uninterruptible power supplies for critical processes, and arresters sold for installation in commercial, industrial and residential facilities; electrical and electronic industrial automation products, including drive systems, for metal and paper processing, mining, utilities and marine applications. Product services include engineering, management and technical expertise for power plants and other large projects; maintenance, inspection, repair and rebuilding of electrical apparatus produced by GE and others; and on-site engineering and upgrading of already installed products sold by GE and others. Other product services include the integration of software with hardware (principally motors, drives and programmable controls) into customized systems solutions for customers in the semiconductor, water treatment, pulp and paper, and petroleum industries. In 2002, the business continued its expansion in new security growth platforms with the acquisition of Interlogix, Inc. The business also continued its expansion in the sensors and instrumentation growth platform by acquiring Druck Holdings plc, a world leader in the application of advanced silicon sensor technologies for pressure measurement and control.

     Through a 50-50 joint venture (GE Fanuc Automation Corporation), which has two operating subsidiaries (one in North America and the other in Europe), the business offers a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls.

     GE Supply is a full-line, international distributor of electrical, aerospace parts, power generation products, voice and datacom equipment and supplies from GE and other leading manufacturers. It serves electrical contractors, industrial and commercial users, engineer constructors, original equipment manufacturers, utilities and the aerospace industry. Its operating units include GE Supply, GE Structured Services, GE Supply Logistics, and has more than 150 branch offices and five distribution Hubs throughout the U.S., Mexico, South America, Ireland, the Middle East and Southeast Asia.

Insurance

     Insurance (17.7%, 19.0% and 19.1% of consolidated revenues in 2002, 2001 and 2000, respectively) offers a broad range of insurance and investment products. Insurance helps consumers create and preserve personal wealth, protect assets and enhance their life styles. For businesses, it provides reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers. For state and local governments and other public entities, it offers financial guarantees for a variety of debt securities. Insurance headquarters are in Richmond, Virginia. A description of Insurance's principal businesses follows.

GE Financial Assurance

     GE Financial Assurance (GEFA) provides a wide variety of insurance and protection products to help consumers achieve financial security at every stage of life. GEFA's strategy is to provide dependable products to address consumers' needs for wealth accumulation, retirement income, personal protection, and wealth transfer needs. These products are sold through a family of regulated insurance and annuity affiliates. GEFA's principal product lines in North America and Asia are annuities (deferred and immediate, fixed and variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts including funding agreements, long-term care insurance, supplementary accident and health insurance and consumer club memberships. GEFA's principal product lines and services in Europe are payment protection insurance (designed to protect customers' loan repayment obligations), personal investment products, and travel and personal accident insurance. GEFA's product distribution in North America, Europe and Asia is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage and financial planning firms), dedicated sales forces and financial advisors, worksite distribution, and direct and affinity marketing.

(12)

     GEFA recognizes that consolidation in the financial services industry will create fewer but larger competitors. GEFA believes that the principal competitive factors in the sale of insurance and investment products are product features, distribution strength, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition, price and cost efficiency, and strong compliance practices. GEFA's ability to compete is affected by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers; to maintain operating scale; and to continually reduce its expenses through the elimination of duplicate functions and enhanced technology.

     Many of GEFA's activities are regulated by a variety of insurance and other regulators. GEFA headquarters are in Richmond, Virginia.

Mortgage Insurance

     Mortgage Insurance protects lenders and investors against the risks of default on low-down-payment mortgages. More than a quarter million customers per year obtain low-down-payment mortgages and Mortgage Insurance now has a no-down-payment product as well. Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance in the United States, United Kingdom, Canada and Australia. At December 31, 2002, Mortgage Insurance was the mortgage insurance carrier for over 2.1 million residential homes, with total insurance in force aggregating approximately $212.6 billion and total risk in force aggregating approximately $101.5 billion. When a valid claim is received, Mortgage Insurance either pays up to a guaranteed percentage based on the specified coverage, or pays the mortgage and delinquent interest, taking title to the property and arranging for its sale.

     The mortgage insurance industry is sensitive to the interest rate environment and housing market conditions. The mortgage insurance industry is intensely competitive as excess market capacity seeks to underwrite business being generated from a consolidating customer base. In addition, considerable influence is exerted on the industry by two government-sponsored enterprises, which buy the majority of the loans insured by mortgage insurers. Mortgage Insurance headquarters are in Raleigh, North Carolina.

GE Global Insurance Holding (Employers Reinsurance Corporation)

     Through its principal insurance and reinsurance company affiliates -- Employers Reinsurance Corporation, GE Reinsurance Corporation and the Medical Protective Corporation -- GE Global Insurance Holding writes substantially all lines of reinsurance (where the insured party is another insurance company) and select lines of direct property and casualty insurance (where the insured party is a non-insurance company or an individual).

     The reinsurance operations include the reinsurance of property and casualty risks written by more than 1,000 insurers around the world. The direct insurance operations are focused on niche lines of business, principally medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits and excess workers' compensation for self-insurers. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, certain health-related coverages and the provision of financial reinsurance to life insurers. Employers Reinsurance Corporation has recently announced its intent to explore the sale of its life reinsurance operations.

(13)

     Management believes it competes in the reinsurance marketplace principally on the basis of its expertise, relationships, financial strength, price and creativity in developing customized solutions to customer needs. Within the direct insurance marketplace, management believes it competes principally on the basis of its product offerings, established relationships with customers and key distribution partners, price and ease of doing business.

     Employers Reinsurance Corporation is one of the largest competitors in its marketplace. Its property and casualty reinsurance operations are ranked fourth in the world in terms of net premiums written and it competes with the world's largest reinsurers as well as dozens of smaller niche competitors. Employers Reinsurance Corporation is the third largest life reinsurer in the world, and is ranked 12th among U.S. primary commercial insurers.

     Maintaining strong financial strength ratings is an important factor in remaining competitive in both the reinsurance and direct insurance markets in which GE Global Insurance Holding competes. During 2002, certain external credit rating agencies announced the lowering of financial strength ratings with respect to GE Global Insurance Holding and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. Debt ratings for GE Global Insurance Holding affect $1.7 billion of outstanding debt. These ratings were adjusted negatively in 2002, but remained investment grade. We do not believe these actions will materially affect GE Global Insurance Holding liquidity or capital resources or the ability to write future business.

Materials

     Materials (5.8%, 5.6% and 6.2% of consolidated revenues in 2002, 2001 and 2000, respectively) consists of the Plastics and Specialty Materials businesses.

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

(14)

     Specialty Materials was formed in June 2001 and has a broad product offering, servicing diverse industries, including automotive, cosmetics, semiconductors, oil drilling and telecommunications. The business manufactures and sells high performance specialty materials including silicones, polymer additives, high purity quartzware and industrial grade and gem quality diamonds. These products are used by compounders, molders and major original equipment manufacturers in a variety of applications, including fabrication of automotive parts, medical parts, electronics equipment, semi-conductor equipment and construction tools. Market opportunities for many of these products are created by substituting specialty materials for other materials, providing customers with productivity through improved material performance at lower system costs. These materials are sold to a diverse worldwide customer base, mainly manufacturers with smaller portfolios of consumer products. The business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures. In the second quarter of 2002, Specialty Materials completed the acquisition of BetzDearborn, now GE Betz. GE Betz is a leader in the engineered chemical treatment of water and process systems in industrial, commercial and institutional applications.

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

NBC

     NBC (5.4%, 4.6% and 5.2% of consolidated revenues in 2002, 2001 and 2000, respectively) is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of four cable/satellite networks around the world, and investment and programming activities in multimedia, the Internet and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 220 affiliated stations within the United States. At December 31, 2002, NBC owned and/or operated 28 VHF and UHF television stations including those located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; Columbus, OH; New York, NY; Raleigh-Durham, NC; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations, including the NBC Television Network and owned stations, are subject to FCC regulation. NBC's operations include investment and programming activities in cable television, principally through CNBC, MSNBC, CNBC Europe, and CNBC Asia; equity investments in Arts and Entertainment, The History Channel, ValueVision, Inc., and a non-voting interest in Paxson Communications Corporation. In 2002 NBC acquired the cable network Bravo. NBC's strategic alliance with Dow Jones merged the European and Asian business news services of Dow Jones with those of CNBC to form CNBC Europe and CNBC Asia, and in addition permits NBC to use Dow Jones editorial resources in the United States. In 2002, NBC acquired Spanish language broadcaster, Telemundo. NBC has entered into long-term arrangements with Triple Crown Productions and the National Association For Stock Car Auto Racing (NASCAR) that give NBC exclusive American broadcast rights to the Kentucky Derby, the Preakness Stakes and the Belmont Stakes beginning in 2001 through 2005 and, in conjunction with Turner Broadcasting System, Inc., to the exclusive television rights to 20 NASCAR races per network per year beginning in 2001 through 2006. The business has entered into a long-term arrangement with the United States Golf Association (USGA) that gives NBC exclusive national over-the-air broadcast rights to the USGA's major golf championships through the year 2005. NBC also has secured United States television rights to the 2004, 2006 and 2008 Olympic Games.

(15)

Power Systems

     Power Systems (17.4%, 16.1% and 11.4% of consolidated revenues in 2002, 2001 and 2000, respectively) serves power generation, industrial, government and other customers worldwide with products and services related to energy production and distribution. In 2002, the business made several acquisitions including Bently Nevada, Enron Wind and PII. These acquisitions continue to improve the ability of the business to serve its global customers and further add to the portfolio of complete solutions for the energy industry. With the addition of GE Wind Energy, Power Systems now offers wind turbines as part of its renewable energy portfolio, which also includes hydropower and geothermal technology. The business also packages aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Aircraft Engines segment. Gas turbines are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. GE Power System's Oil & Gas business offers advanced technology turbomachinery products and services for production, LNG, transportation, storage, refineries, petrochemical and distribution systems. With the acquisition of PII, the business gained technology leadership in total pipeline integrity solutions including analysis and pipeline asset management. Steam turbine-generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. A complete portfolio of aftermarket services, including equipment upgrades, contractual services agreements, repairs, equipment installation, monitoring and diagnostics, remote performance testing and DLN tuning provides customers total solutions to meet their needs. The business continues to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today's strict environmental regulations.

     Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is global and as a result is sensitive to the economic and political environment of each country in which the business participates and to regional load growth requirements and demand side management. In addition, internationally, the influence of available fuels and related prices has a large impact on demand. For information about orders and backlog, see page 55 of the Annual Report to Share Owners.

Technical Products and Services

     Technical Products and Services (7.0%, 7.2% and 6.1% of consolidated revenues in 2002, 2001 and 2000, respectively) consists of technology operations providing products, systems and services to a variety of customers. Principal businesses included in this segment are Medical Systems and through September 2002, Information Services.

     Medical Systems includes magnetic resonance (MR) scanners, computed tomography (CT) scanners, Positron Emission Tomography (PET) scanners, x-ray, patient monitoring, diagnostic cardiology, nuclear imaging, ultrasound, bone densitometry and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. Product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. In 2002, GE Medical Systems announced its intention to acquire Instrumentarium Corporation, a leader in anesthesiology and critical care technology. The transaction is expected to close in mid-2003. In 2001, GE Medical Systems acquired Imatron, Inc., a leading developer of Electron Beam Tomography (EBT) scanners. GE Medical Systems also strengthened geographic and product positions in its Global Ultrasound business by acquiring Kretztechnik AG, an Austrian company, and EchoTech 3D Imaging Systems, based in Germany. GE Medical Systems Information Technologies expanded its products offerings by acquiring ProAct Medical and Data Critical, the latter a leading

(16)

 innovator of wireless communication technologies for health care customers. GE Medical Systems enhanced its position in functional and molecular imaging by entering into numerous strategic agreements with companies such as GlaxoSmithKline and Amersham Health. The functional imaging business also acquired Coincidence Technologies SA, a leading developer of PET synthesis and handling units based in France. In 2000, the business entered the Bone Mineral Densitometry market through the acquisition of Lunar, a leading player in the segment, and also made a number of acquisitions to strengthen geographic and product positions in diagnostic cardiology and patient monitoring devices, including: NEC, Prucka, and Critikon. Other acquisitions in 2000 included Sopha Medical Vision, a France based global nuclear medicine company; Parallel Design, a leader in ultrasound imaging transducers; SEC, a provider of leading-technology clinical information systems; and MECON, a leader in healthcare data mining. See page 55 of the 2002 Annual Report to Share Owners for information about orders and backlog of GE Medical Systems.

     GE sold 90% of GE Global eXchange Services (GXS) in September 2002. Prior to its disposition GXS operated one of the largest business-to-business e-commerce networks in the world. GXS provided an extensive range of software and services to optimize and digitize customer supply chain management. From Integration Solutions, which enable information sharing across internal applications and between business partners, to Interchange Solutions, which provide electronic machine-to-machine communications across trading communities and finally Marketplace Solutions, with internet-based offerings for cost effective public and private exchanges, GXS provided tools to add value and lower costs for global B2B e-commerce.

     Serving a range of customers with special needs (which are rapidly changing in areas such as medical and information systems), businesses in this segment compete against a variety of both U.S. and non-U.S. manufacturers or services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, GE Medical Systems plays a critical role in delivering new technology to improve patient outcomes and productivity tools to help control healthcare costs.

All Other GECS

     All Other GECS (3.3%, 5.3% and 11.7% of consolidated revenues in 2002, 2001 and 2000, respectively) includes activities and businesses that we do not measure within one of the other financial services segments. A description of All Other GECS principal businesses follows.

Information Technology Solutions

     Information Technology Solutions (IT Solutions) is a provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include remote network/server monitoring and management, client support covering asset management, help desk and desk side support and program management and professional services. IT Solutions serves commercial, educational and governmental customers. During 2002, IT Solutions finalized sale agreements for its business units in Germany, Austria and Portugal. The transactions closed in January 2003.

(17)

     The worldwide competition in information technology products and services is intense. Competition is very active in all solutions and services and comes from a number of principal manufacturers and other distributors and resellers of information technology solutions and services. Markets for solutions and services are highly price competitive. Additionally, many information technology product manufacturers are bypassing traditional information technology resellers in favor of direct manufacturer relationships with the ultimate end-users. IT Solutions' North American headquarters are in Newport, Kentucky; its European headquarters are in Munich, Germany.

GE Equity

     GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. GE Equity's portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; GE Equity also participates in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia. Effective in the fourth quarter of 2002, GE Equity will no longer make new investments in private companies. GE Equity will continue to give financial support to companies within its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down. GE Equity headquarters are in Stamford, Connecticut.

American Communications

     American Communications (Americom) engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. Americom also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. Our investment in SES Global is accounted for on the equity method within Commercial Finance.

Wards

     We acquired control of Montgomery Ward, LLC (Wards) from August 2, 1999, upon Wards emergence from bankruptcy reorganization, to December 28, 2000, when Wards again filed for bankruptcy protection. Wards is substantially liquidated.

Geographic Segments, Exports from the U.S. and Total International Operations

     Financial data for geographic segments (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 27 to consolidated financial statements on pages 101 and 102 of the 2002 Annual Report to Share Owners.

     Additional financial data about GE's exports from the U.S. and total international operations are provided on pages 58-59 of the 2002 Annual Report to Share Owners.

(18)

Orders Backlog

     See pages 50, 55 and 68 of the 2002 Annual Report to Share Owners for information about GE's backlog of unfilled orders.

Research and Development

     Total expenditures for research and development were $2,631 million in 2002. Total expenditures had been $2,349 million in 2001 and $2,193 million in 2000. Of these amounts, $2,215 million in 2002 was GE-funded ($1,980 million in 2001 and $1,867 million in 2000); and $416 million in 2002 was funded by customers ($369 million in 2001 and $326 million in 2000), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both GE and customer funds. Medical Systems, Power Systems, Transportation Systems and Plastics made other significant expenditures of GE and customer research and development funds.

     Approximately 10,500 person-years of scientist and engineering effort were devoted to research and development activities in 2002, with about 90% of the time involved primarily in GE-funded activities.

Environmental Matters

     See pages 59 and 96 of GE's 2002 Annual Report to Share Owners for a discussion of environmental matters.

Employee Relations

     At year-end 2002, General Electric Company and consolidated affiliates employed 315,000 persons, of whom approximately 165,000 were in the United States. For further information about employees, see page 69 of the 2002 Annual Report to Share Owners.

     Approximately 25,200 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2000, General Electric Company negotiated three-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2003. NBC is party to approximately 120 labor agreements covering about 2,100 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

Executive Officers

     See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Registrant.

Other

     Because of the diversity of the Company's products and services, as well as the wide geographic dispersion of its production facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company has not been adversely affected by the inability to obtain raw materials.

(19)

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

     Agencies of the U.S. Government constitute GE's largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues

	2002	2001	2000	2002	2001	2000

Total sales to U.S. Government Agencies	2%	2%	2%	4%	3%	3%
Aircraft Engines defense-related sales	2	2	1	3	3	2

     GE is a trademark and service mark of General Electric Company; NBC is a trademark and service mark of National Broadcasting Company, Inc.; and MSNBC is a trademark and service mark of MSNBC Cable, LLC. GE90 and CF34 are trademarks of General Electric Company. CFM56 is a trademark of CFM International, a 50/50 joint company between Snecma Moteurs of France and General Electric Company.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/en/company/investor/secfilings.htm, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828.

Item 2. Properties

     Manufacturing operations are carried out at approximately 188 manufacturing plants located in 38 states in the United States and Puerto Rico and at 191 manufacturing plants located in 33 other countries.

Item 3. Legal Proceedings

     We are not involved in any material pending legal proceedings.

     As previously reported, in January 2002 the Company entered into discussions with the New York State Department of Environmental Conservation regarding noncompliance with the state's Clean Water Act at its Waterford, NY facility. The state alleges spills and discharges in excess of permitted limits as well as reporting violations. The state informed the Company that it would seek a penalty of $1.5 million. It has since reduced its demand to $1 million. The Company has already commenced implementation of a multi-million dollar program to eliminate the source of the spills. Negotiations to resolve the final penalty are underway.

     As previously reported, in April 2002, the Ohio Environmental Protection Agency informed the Company that it was seeking penalties of $4.3 million for violations of the state's Clean Air Act at its Newark, OH facility. The state alleged that the site constructed air emission sources without undergoing adequate New Source Review. The matter involves conditions identified by the Company and voluntarily disclosed to the state more than 5 years ago which the Company proactively addressed with the concurrence of the state. The state has since reduced its demand to $1.4 million, which the Company still believes is inappropriate and unreasonable considering the history of the matter. Negotiations with the state are underway.

(20)

     In September 2002, the Ohio Environmental Protection Agency informed the Company that it was seeking penalties of $220,000 for violations of the state's Clean Air Act at its Willoughby, OH facility. The state alleged that the site constructed air emission sources without undergoing permitting. Some of the facts in this matter are similar to those of the Newark, OH matter described above, and the Company is conducting negotiations with the state to resolve both matters jointly.

     For further information regarding environmental matters, see pages 59 and 96 of GE's 2002 Annual Report to Share Owners.

     It is the view of management that the above described proceeding will not have a material effect on the Company's financial position, results of operations, liquidity or competitive position.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

(21)

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     With respect to "Market Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common stock market price
			Dividends
(In dollars)	High	Low	declared

2002
Fourth quarter	$27.98	$21.40	$.19
Third quarter	32.98	23.02	.18
Second quarter	37.80	27.42	.18
First quarter	41.84	34.49	.18

2001
Fourth quarter	$41.59	$35.88	$.18
Third quarter	49.59	28.25	.16
Second quarter	52.90	38.57	.16
First quarter	47.99	35.98	.16

As of December 31, 2002, there were about 669,000 share owner accounts of record.

     The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in Note 25 on page 98 of the Annual Report to Share Owners for the fiscal year ended December 31, 2002.

Item 6. Selected Financial Data

     Reported as data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 69 of the 2002 Annual Report to Share Owners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reported on pages 46-56 and 58-71 (and graphs on pages 46, 47, 48, 50, 58, 59 and 63) of the Annual Report to Share Owners for the fiscal year ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reported on page 62 of the Annual Report to Share Owners for the fiscal year ended December 31, 2002.

Item 8. Financial Statements and Supplementary Data

     See index under item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

(22)

Part III

Item 10. Directors and Executive Officers of Registrant

     Executive Officers of the Registrant (As of March 7, 2003)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	47	January 1997
Philip D. Ameen	Vice President and Comptroller	54	April 1994
Charlene T. Begley	Vice President, GE Transportation Systems	36	January 2003
David L. Calhoun	Senior Vice President, GE Aircraft Engines	45	June 1995
James P. Campbell	Senior Vice President, GE Consumer Products	45	April 2001
William H. Cary	Vice President, Financial Planning and Analysis	43	March 2003
Kathryn A. Cassidy	Vice President and GE Treasurer	48	March 2003
William J. Conaty	Senior Vice President, Human Resources	57	October 1993
Dennis D. Dammerman	Vice Chairman of the Board and Executive Officer	57	March 1984
Scott C. Donnelly	Senior Vice President, Global Research	41	August 2000
Michael D. Fraizer	Senior Vice President, GE Insurance and GE Financial	44	September 2002
Yoshiaki Fujimori	Senior Vice President, GE Asia	51	June 2001
Arthur H. Harper	Senior Vice President, GE Equipment Management	47	September 2002
Benjamin W. Heineman, Jr.	Senior Vice President, General Counsel and Secretary	59	September 1987
Joseph M. Hogan	Senior Vice President, GE Medical Systems	45	November 2000
Robert A. Jeffe	Senior Vice President, Corporate Business Development	53	December 2001
John Krenicki, Jr.	Senior Vice President, GE Plastics	40	March 2000
Michael A. Neal	Senior Vice President, GE Commercial Finance	49	September 2002
David R. Nissen	Senior Vice President, GE Consumer Finance	51	September 2002
James A. Parke	Senior Vice President, and Chief Financial Officer, GE Capital	57	September 2002
Ronald R. Pressman	Senior Vice President, Employers Reinsurance Corporation	44	September 2002
Gary M. Reiner	Senior Vice President, Chief Information Officer	48	January 1991
John G. Rice	Senior Vice President, GE Power Systems	46	September 1997
Gary L. Rogers	Vice Chairman of the Board and Executive Officer	58	December 1989
Keith S. Sherin	Senior Vice President, Finance, and Chief Financial Officer	44	January 1999
Lloyd G. Trotter	Senior Vice President, GE Industrial Systems	57	November 1992
Richard F. Wacker	Vice President, Corporate Investor Relations	40	March 2003
William A. Woodburn	Senior Vice President, GE Specialty Materials	52	June 2001
Robert C. Wright	Vice Chairman of the Board and Executive Officer	59	July 2000

     All Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of share owners and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years except Robert A. Jeffe. Mr. Jeffe was a managing director of Credit Suisse First Boston prior to joining GE in 2001.

     The remaining information called for by this item is incorporated by reference to "Election of Directors" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 23, 2003.

(23)

Item 11. Executive Compensation

     Incorporated by reference to "Information Relating To Directors, Nominees and Executive Officers," "Stock Options Granted in 2002," "Aggregated SARs/Stock Options Exercised in 2002, and December 31, 2002, SAR/Option Value," "Contingent Long-Term Performance Incentive Awards," "Summary Compensation Table," "Stock Options and SARs" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Share Owners to be held April 23, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to "Information relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 23, 2003.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Share Owners to be held April 23, 2003.

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing of this report, GE management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(24)

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Share Owners for the fiscal year ended December 31, 2002.

	Annual Report Page(s)	10-K Report Page(s)

Statement of earnings for the years ended December 31, 2002, 2001 and 2000	72	F-30
Consolidated statement of changes in share owners' equity for the years ended December 31, 2002, 2001 and 2000	72	F-30
Statement of financial position at December 31, 2002 and 2001	74	F-32
Statement of cash flows for the years ended December 31, 2002, 2001 and 2000	76	F-34
Independent Auditors' Report	45	F-3
Other financial information:
Notes to consolidated financial statements	78-109	F-36 to F-67
Operating segment information	50-58 101-102 108-109	F-8 to F-16 F-59 to F-60 F-66 to F-67
Geographic segment information	101	F-59
Operations by quarter (unaudited)	107	F-65

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

     4(a) Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3 (No. 333-59707).

     4(b) Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707).

(25)

     4(c) First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479).

     4(d) Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (f) to GECC's Post-Effective Amendment No.1 to Registration Statement on Form S-3 File No. 333-40880).

     4(e) Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-100527).

     4(f) Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC's Registration Statement on Form S-3, File No. 333-100527).

     4(g) Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference Exhibit 4(n) to the GECC's Registration Statement on Form S-3, File No. 333-100527).

     4(h) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

     (10) All of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(26)

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

     (i) General Electric Directors' Charitable Gift Plan, as amended through December 2002.*

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

     (n) General Electric 1997 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

     (o) General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997. (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

     (p) General Electric Deferred Compensation Plan for Directors, as amended December 19, 1997. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997.)

     (q) General Electric 1999 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998.)

(27)

     (r) General Electric 1999 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1999.)

     (s) General Electric 2000 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000.)

     (t) General Electric Supplementary Pension Plan, as amended effective July 1, 2000. (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000.)

     (u) Form of GE Executive Life Insurance Agreement provided to GE officers, as revised September 2000. (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000.)

     (v) General Electric 2001 Executive Deferred Salary Plan. (Incorporated by reference to Exhibit 10(x) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2001.)

     (w) General Electric 2003 Non-Employee Director Compensation Plan.*

     (x) General Electric 2003 Executive Deferred Salary Plan.*

     (y) Amendment No. 1 to General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997.*

     (11) Statement re Computation of Per Share Earnings.**

     (12) Computation of Ratio of Earnings to Fixed Charges.*

     (21) Subsidiaries of Registrant.*

     (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-50639, 33-39596, 33-39596-01, 33-29024, 333-59671, 333-96571, 333-72566 and 333-71778), on Form S-4 (Registration No. 333-42442) and on Form S-8 (Registration Nos. 333-01953, 333-42695, 333-74415, 333-83164, 333-98877, 333-94101, 333-65781, 333-88233, 333-57734, 333-99671 and 333-102111).*

     (24) Power of Attorney.*

(28)

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

     (99)(c) Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99 (g) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).

     (99)(d) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     (99)(e) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*     Filed electronically herewith.

**     Information required to be presented in Exhibit 11 is now provided in note 8 to the 2002 Annual Report to Share Owners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

     (b)     Reports on Form 8-K during the quarter ended December 31, 2002.

A Form 8-K was filed on November 21, 2002, announcing the issuance of a press release setting forth management's outlook regarding earnings for 2002 and 2003.

(29)

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2002, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 7th day of March 2003.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin

Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

 (30)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Keith S. Sherin	Principal Financial Officer	March 7, 2003

Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer

/s/ Philip D. Ameen	Principal Accounting Officer	March 7, 2003

Philip D. Ameen Vice President and Comptroller

Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

James I. Cash, Jr.*	Director
Dennis D. Dammerman*	Director
Ann M. Fudge*	Director
Claudio X. Gonzalez*	Director
Andrea Jung*	Director
Alan G. Lafley*	Director
Kenneth G. Langone*	Director
Ralph S. Larsen*	Director
Rochelle B. Lazarus	Director
Sam Nunn	Director
Roger S. Penske	Director
Gary L. Rogers	Director
Andrew C. Sigler	Director
Robert J. Swieringa*	Director
Douglas A. Warner III*	Director
Robert C. Wright	Director

A majority of the Board of Directors

*By /s/ Robert E. Healing

Robert E. Healing Attorney-in-fact March 7, 2003

(31)

GENERAL ELECTRIC COMPANY

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jeffrey R. Immelt, certify that:

1. I have reviewed this annual report on Form 10-K of General Electric Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Jeffrey R. Immelt

Jeffrey R. Immelt
Chief Executive Officer

(32)

CERTIFICATION

I, Keith S. Sherin, certify that:

1. I have reviewed this annual report on Form 10-K of General Electric Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Keith S. Sherin

Keith S. Sherin
Chief Financial Officer

(33)


Annual Report Page 43

FINANCIAL SECTION

FINANCIAL TABLE OF CONTENTS
44	Management's Discussion of Financial Responsibility
45	Independent Auditors' Report

46	Management's Discussion and Analysis
46	Operations
46	Consolidated Operations
50	Segment Operations
58	International Operations
60	Financial Resources and Liquidity
68	Selected Financial Data
68	Critical Accounting Policies

72	Audited Financial Statements
72	Earnings
72	Changes in Share Owners' Equity
74	Financial Position
76	Cash Flows
78	Notes to Consolidated Financial Statements
108	Our Businesses

110	Glossary

112	Corporate Management
112	Operating Management
114	Corporate Information

ABOUT THESE FINANCIAL STATEMENTS

At GE, all of our businesses share common values and objectives, each striving to deliver excellent performance and generate increasing share owner value. However, our businesses are also diverse. With this diversity comes enormous opportunity, as well as significant challenges. One example of this combination of opportunity and challenge is our need to share our financial statements in the most meaningful way possible. To fulfill this objective we continue to present our consolidated financial information as well as information divided into two major categories – industrial (GE) and financial services (GECS). By reviewing the two major categories, you can gain a meaningful assessment of our performance in measures like leverage, asset turnover and cash flow. While our financial report is longer than it has been historically, that additional length arose from your requests for information. Our discussion of segment results includes asset details for the major financial services businesses, for example, since portfolio size is significant to earnings of those businesses.

When we committed to increasing our transparency, we expected that this report would be a primary vehicle that provides a reference source for your questions about us. We started that process last year, and the 2002 report continues the trend. You will see that our financial section, 69 pages long, contains significantly more information than our 2000 report contained in its 44 pages. We sincerely believe that we have progressed towards our transparency objective, and believe that you will find the important financial information you need in the pages that follow.

We are available to answer your questions, and, when those questions would be of interest to a broader audience, we will include that information in our financial reports. Following are among the other important changes this year, changes that we trust will assist you in using these financial statements:

  We present our financial information electronically at www.ge.com/investor. This site is much more than an electronic reproduction of the following pages. It is interactive and informative, and we believe it gives a glimpse into the future of financial reporting. We invite you to help us accelerate this process by giving us feedback on the website.

  We changed the way that we manage certain financial services businesses, increasing the total number of reporting segments from eight to 12. We have recast all comparative financial data to provide an accurate basis for comparison.

  We describe our businesses on pages 108 and 109.

  We have included a glossary of key financial and business terms on pages 110 and 111.


Annual Report Page 44

MANAGEMENT’S DISCUSSION OF FINANCIAL RESPONSIBILITY

One of our most crucial management objectives is to ensure that our investors are well informed. We take full responsibility for meeting this objective, adopting appropriate accounting policies and devoting our full, unyielding commitment to ensuring that those policies are applied properly and consistently. We make every effort to report in a manner that is relevant, complete and clear, and we welcome and evaluate each suggestion from those who use our reports.

Rigorous Management Oversight

Members of our corporate leadership team review each of our businesses constantly, on matters that range from overall strategy and financial performance, to staffing and compliance. Our business leaders constantly monitor real-time financial and operating systems, enabling us to identify potential opportunities and concerns at an early stage, and positioning us to develop and execute rapid responses. Our Board of Directors oversees management’s business conduct, and our Audit Committee, which consists entirely of independent directors, oversees our system of internal financial controls and disclosure controls. We have taken a number of recent governance actions intended to enhance investor trust and improve the board’s overall effectiveness. These actions include increasing to a majority the number of independent directors, naming a Presiding Director who will conduct at least three meetings per year with non-employee directors, requiring each non-employee director to visit two of GE’s businesses annually to meet directly with operating leadership and voluntarily expensing our stock options.

Dedication to Controllership

We maintain a dynamic system of disclosure controls and procedures—including internal controls over financial reporting—designed to ensure reliable financial record-keeping, transparent financial reporting and disclosure, protection of physical and intellectual property, and efficient use of resources. We recruit and retain a world-class financial team, including 450 internal auditors who conduct thousands of audits each year, in every geographic area, at every GE business. Senior management and the Audit Committee oversee the scope and results of these reviews. We also maintain a set of integrity policies—our “Spirit & Letter”—which require compliance with law and policy, and which pertain to such vital issues as upholding financial integrity and avoiding conflicts of interest. We have published these integrity policies in 27 languages, and we have provided them to every one of GE’s more than 300,000 global employees, holding each of these individuals—from our top management on down—personally accountable for compliance with them. Our integrity policies serve to reinforce key employee responsibilities around the world, and we inquire extensively about compliance. Our strong compliance culture reinforces these efforts by requiring employees to raise any compliance concerns and by prohibiting retribution for doing so.

Visibility to Investors

We are keenly aware of the importance of full and open presentation of our financial position and operating results. To facilitate this, we maintain a Disclosure Committee, which includes senior executives who possess exceptional knowledge of our businesses and our investors. We have asked this committee to evaluate the fairness of our financial disclosures, and to report their findings to us and to the Audit Committee. We further ensure strong disclosure by holding more than 250 analyst and investor meetings every year, and by communicating all material information covered in those meetings to the public. In testament to the effectiveness of our stringent disclosure policies, investors surveyed annually by Investor Relations magazine have awarded GE Best Overall Investor Relations Program by a mega-cap company for six consecutive years, and 15 awards in other categories in the past seven years. We are in regular contact with representatives of the major rating agencies, and our debt continues to receive their highest ratings. We welcome the strong oversight of our financial reporting activities by our independent audit firm, KPMG LLP, who are engaged by and report directly to the Audit Committee. Their report for 2002 appears on page 45.

        Great companies are built on the foundation of reliable financial information and compliance with the law. For GE, the financial disclosures made in this report are a vital part of that foundation. We present this information proudly, with the expectation that those who use it will understand our company, recognize our commitment to performance with integrity, and share our confidence in GE’s future.

/s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chairman of the Board
and Chief Executive Officer

/s/ Keith S. Sherin
Keith S. Sherin
Senior Vice President, Finance, and
Chief Financial Officer

February 7, 2003


Annual Report Page 45

INDEPENDENT AUDITORS’ REPORT

To Share Owners and Board of Directors of
General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates ("GE") as of December 31, 2002 and 2001, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of GE management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned financial statements appearing on pages F-30, F-32, F-34, F-15, and F-36 to F-67 present fairly, in all material respects, the financial position of General Electric Company and consolidated affiliates at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, GE in 2002 changed its methods of accounting for goodwill and other intangible assets and for stock-based compensation, and in 2001 changed its methods of accounting for derivative instruments and hedging activities and impairment of certain beneficial interests in securitized assets.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as whole. The accompanying consolidating information appearing on pages F-31, F-33, and F-35 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP
Stamford, Connecticut

February 7, 2003


Annual Report Page 46

MANAGEMENT’S DISCUSSION AND ANALYSIS

MANAGEMENT’S DISCUSSION OF OPERATIONS

Overview

General Electric Company’s consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

        We present Management’s Discussion of Operations in three parts: Consolidated Operations, Segment Operations and International Operations.

Consolidated Operations

We achieved record earnings in 2002, demonstrating the benefits of our diverse business portfolio and continuing emphasis on globalization, technology, growth in services, digitization and the Six Sigma Quality initiative.

        Our consolidated revenues were $131.7 billion in 2002, an increase of 5% over revenues of $125.9 billion in 2001, reflecting a 7% increase in our industrial businesses and a slight decrease in financial services. Our consolidated revenues of $125.9 billion in 2001 decreased 3% from $129.9 billion in 2000, reflecting a 6% increase in industrial business revenues partially offsetting a 12% decrease in financial services—the result of significant strategic repositioning activities.

        Our earnings before accounting changes increased to a record $15.1 billion in 2002, a 7% increase from $14.1 billion in 2001. Per-share earnings before accounting changes increased to $1.51 during 2002, up 7% from the prior year’s $1.41. (Except as otherwise noted, when we refer to “per-share earnings” or “earnings per share,” we mean earnings per share on a diluted basis.)

        Contributions from acquisitions affect earnings comparisons. Our consolidated net earnings in 2002, 2001 and 2000 include approximately $636 million, $225 million and $345 million, respectively, from acquired businesses. We integrate acquisitions as quickly as possible and only earnings during the first 12 months following the quarter in which we complete the acquisition are considered to be related to acquired businesses.

RETURN ON AVERAGE SHARE OWNERS’ EQUITY (excluding the effect of accounting changes) was 25.8% in 2002, compared with 27.1% in 2001, which was about the same as in 2000.

WE DECLARED $7.3 BILLION IN DIVIDENDS IN 2002. Per-share dividends of $0.73 were up 11% from 2001, following a 16% increase from the preceding year. We have rewarded our share owners with 27 consecutive years of dividend growth. Our dividend growth for the past five years has significantly outpaced dividend growth of companies in the Standard & Poor’s 500 stock index.

        Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section on page 50 for a more detailed discussion of the businesses within GE and GECS.

GE TOTAL REVENUES were $79.0 billion in 2002, compared with $74.0 billion in 2001 and $69.5 billion in 2000.

        GE sales of goods and services were $73.3 billion in 2002, an increase of 8% from 2001, which in turn was 7% higher than in 2000. Volume was about 9% higher in 2002, reflecting double-digit increases at Power Systems, NBC, Medical Systems, Specialty Materials and Industrial Systems, partially offset by decreases at Aircraft Engines and Transportation Systems. Selling prices were lower across most segments other than NBC and Power Systems. The net effect in 2002 of exchange rates on sales denominated in currencies other than the U.S. dollar was slightly positive. Volume in 2001 was about 7% higher than in 2000, with selling price and currency effects both slightly negative.

GE/S&P CUMULATIVE DIVIDEND GROWTH SINCE 1997

       For purposes of the financial statement display of sales and costs of sales on pages 72 and 73, “goods” is required by U.S. Securities and Exchange Commission regulations to include all sales of tangible products, and “services” must include all other sales, including broadcasting and information services activities. We refer to sales of both spare parts (goods) and repair services as sales of “product services,” which is an important part of our operations. Sales of product services were $20.8 billion in 2002, an 11% increase over 2001. Increases in product services in 2002 and 2001 were widespread, led by continued strong growth at Power Systems, Medical Systems and Transportation Systems. Operating margin from product services was approximately $5.2 billion, up 11% from 2001. The increase reflected improvements in most product services businesses and was led by Power Systems and Medical Systems.


Annual Report Page 47

GE OTHER INCOME, earned from a wide variety of sources, was $1.1 billion, $0.4 billion and $0.5 billion in 2002, 2001 and 2000, respectively. Other income in 2002 included a $0.6 billion pre-tax gain resulting from NBC’s exchange of certain assets for the cable network Bravo and a $0.5 billion pre-tax gain on the sale of 90% of Global eXchange Services.

GECS TOTAL REVENUES decreased slightly to $58.2 billion in 2002, following a 12% decrease to $58.4 billion in 2001. The largest single factor affecting 2002 revenues was growth from increases in acquisitions and originations—primarily at Commercial Finance. This growth was more than offset by the absence of revenues from Americom after its sale in late 2001 ($1.7 billion), increased estimates of prior-year loss events and lower investment gains at Insurance ($0.9 billion), lower securitization activity in all segments ($0.6 billion), and lower market interest rates.

CONSOLIDATED REVENUES (In billions)

        The three principal reasons for the decrease in revenues in 2001 compared with 2000 were: the deconsolidation of Montgomery Ward LLC (Wards) and resulting absence of sales in 2001 ($3.2 billion); the effects of rationalization of operations and market conditions at IT Solutions ($2.9 billion); and reduced surrender fees ($1.2 billion) associated with the planned run-off of restructured insurance policies of Toho Mutual Life Insurance Company (Toho) at GE Financial Assurance. Additional information about other revenue items is provided in the Segment Operations section on page 50.

        Despite good growth in underlying operations, GECS earnings before accounting changes of $4.6 billion in 2002 were down 17% from 2001. The Insurance segment more than accounted for the decline, with $2.3 billion after tax of adverse development and adjustments to estimates of prior-year loss events. Realized investment gains and gains on asset securitization declined by $0.8 billion after tax. Partial offsets were goodwill amortization that ceased at the beginning of 2002 ($0.6 billion in 2001) and lower taxes ($0.6 billion).

        GECS earnings before accounting changes in 2001 increased 8% from 2000. Principal factors in the 2001 increase were strong productivity ($0.7 billion) and lower taxes ($0.5 billion) partially offset by reduced earnings at GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation ($0.5 billion) reflecting the events of September 11, 2001, losses and lower realized gains on financial instruments. Excluding effects of Paine Webber Group, Inc. (PaineWebber) in 2000 and Americom in 2001, such pre-tax gains were lower in 2001 by $0.5 billion ($0.3 billion after tax). Pre-tax gains on sales of investment securities declined in 2001 by $0.5 billion, of which $0.4 billion related to GE Equity; other GE Equity gains were $0.8 billion lower; while gains on securitizations were up $0.8 billion from 2000.

PRINCIPAL COSTS AND EXPENSES FOR GE are those classified as costs of goods and services sold, and selling, general and administrative expenses. Several of our ongoing initiatives had significant effects on costs:

  The Six Sigma Quality initiative continues to reduce rework, simplify processes and reduce direct material costs.

  Globalization continues to reduce costs through sourcing of products and services in lower-cost countries.

  Digitization has also enabled us to simplify and streamline processes while investing in internal infrastructure hardware and software. We conduct a growing portion of our business over the Internet. Benefits from this initiative include improved customer service, expanded product and service offerings and increased operating efficiency for us and our customers.

Our principal U.S. postretirement benefit plans (plans) contributed $806 million to pre-tax earnings in 2002, or 3.5% of earnings before accounting changes, compared with $1,480 million (6.8%) and $1,266 million (6.5%) in 2001 and 2000, respectively. Considering current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we assumed that long-term returns on our pension plan assets would be 8.5% in 2002 and 9.5% in 2001 and 2000. Reducing the assumed return by 100 basis points in 2002 increased annual pension costs by about $480 million pretax. Of course, actual annual investment returns can be extremely volatile. Because this short-term market volatility occurs in context of the long-term nature of pension plans, U.S. accounting principles provide that differences between assumed and actual returns are recognized over the average future service of employees.


Annual Report Page 48

       Two other significant factors affecting postretirement benefit costs are the discount rate used to measure the present value of plan obligations and changes in postretirement healthcare costs. We reduced our discount rate from 7½% to 7¼% for 2002, a reduction that increased our costs by about $90 million pretax. Postretirement healthcare costs also increased substantially in 2002. See notes 5 and 6 for additional information about funding status, components of earnings effects and actuarial assumptions of the plans. See pages 70-71 for discussion of pension assumptions.

        Our postretirement benefit costs will likely increase in 2003 for a number of reasons, including a reduction in the discount rate from 7¼% to 6¾%, amortization of investment losses and sustained increases in healthcare costs. We continue to expect that our plan assets will earn 8½%, on average, over the long term. Our labor agreements with various unions expire in June 2003, and results of union negotiations, which are uncertain, could affect postretirement benefit costs in 2003 and beyond.

        We will not make any contributions to the GE Pension Plan in 2003. To the best of our ability to forecast the next five years, we do not anticipate making contributions to that Plan so long as expected investment returns are achieved. The present funding status provides assurance of benefits for our participants, but future effects on operating results and funding depend on economic conditions and investment performance.

OPERATING MARGIN is sales of goods and services less the costs of goods and services sold, as well as selling, general and administrative expenses. GE operating margin was 19.1% of sales in 2002, down from 19.6% in 2001 and about the same as the comparable 18.9% in 2000. The decline in 2002 was attributable to the Materials segment and the Lighting business in Consumer Products and also reflected restructuring and other charges of $0.6 billion, partially offset by improvements in operating margins at Power Systems and NBC. Restructuring and other charges included $0.4 billion for rationalizing certain operations and facilities of GE’s worldwide industrial businesses. The improvement in operating margin in 2001 was led by Power Systems and Aircraft Engines, reflecting increasing benefits from the digitization, product services and Six Sigma Quality initiatives. Reported operating margin was 18.6% in 2000, including the costs of a one-time retirement benefit provision associated with the labor agreement concluded in that year.

TOTAL COST PRODUCTIVITY (sales in relation to costs, both on a constant dollar basis) for GE in 2002 and 2001 was about 2%. Variable cost productivity improvements (led by Industrial Systems and Plastics) and base cost productivity improvements at Plastics were more than offset by lower base cost productivity primarily at Power Systems, Industrial Systems and Specialty Materials. In 2001, total cost productivity was 2.2% as productivity in Power Systems and Medical Systems was partially offset by negative productivity across several businesses, particularly Plastics, reflecting volume declines.

GE INTEREST AND OTHER FINANCIAL CHARGES in 2002 amounted to $569 million, down 30% from $817 million in 2001, which was about the same as 2000. The decrease in 2002 was primarily the result of lower interest on tax liabilities (see page 49). During 2001, the benefits of lower average interest rates and lower average borrowing levels were partially offset by increased provisions for interest on tax liabilities.

GECS INTEREST EXPENSE ON BORROWINGS in 2002 was $9.9 billion, compared with $10.6 billion in 2001 and $11.1 billion in 2000. Changes in both years reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings used to finance acquisitions and asset growth. The average composite effective interest rate was 4.07% in 2002, compared with 5.11% in 2001 and 5.89% in 2000. In 2002, average assets of $455.2 billion were 18% higher than in 2001, which in turn were 7% higher than in 2000. See page 62 for a discussion of interest rate risk management.

GECS BORROWINGS (In billions)

FINANCING SPREADS. Over the last three years, market interest rates have been more volatile than GECS average composite effective interest rates, principally because of the mix of effectively fixed-rate borrowings in the GECS financing structure. Yields on our portfolio of fixed and floating-rate financial products have behaved similarly; consequently, financing spreads have remained relatively flat over the three-year period.


Annual Report Page 49

INCOME TAXES on consolidated earnings before accounting changes were 19.9%, compared with 28.3% in 2001 and 31.0% in 2000. A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about our income tax provisions, is provided in note 7.

        The effective tax rate of GE decreased to 20.2% in 2002 from 22.9% in 2001 and 23.0% in 2000. During 2002, GE entered into settlements with the U.S. Internal Revenue Service (IRS) concerning certain export tax benefits. The result of those settlements, included in the line “Tax on international activities including exports” in note 7, was a decrease in the GE effective tax rate of approximately two percentage points. Also during 2002, GE entered into a tax advantaged transaction to exchange certain assets for the cable network Bravo. The effect of this transaction on the GE effective tax rate is included in the line “All other—net” in note 7.

        GECS effective tax rate decreased to negative 1.7% in 2002 from 19.8% in 2001 and 26.9% in 2000. The 2002 effective tax rate reflects effects of pre-tax losses at GE Global Insurance Holding (ERC) and GE Equity, the effects of lower taxed earnings from international operations and favorable tax settlements with the IRS discussed below. Pre-tax losses of $2.9 billion at ERC and $0.6 billion at GE Equity reduced the effective tax rate of GECS by approximately 17 percentage points.

        During 2002, as a result of revised IRS regulations, GECS reached a settlement with the IRS allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody. Also during 2002, a settlement was reached with the IRS regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts in the GE Financial Assurance business. The benefits of these settlements, which reduced the GECS rate approximately four percentage points (excluding the ERC and GE Equity losses), are included in the line “All other—net” in note 7.

        The 2001 effective tax rate of GECS reflected the effects of lower taxed earnings from international operations and certain other transactions (see note 7). That rate also included effects of a $0.6 billion pre-tax charge related to the events of September 11, 2001, principally at ERC, which reduced the GECS effective tax rate by one percentage point.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective for us on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

        The result of our applying the new rules as of January 1, 2002, was a non-cash charge of $1.2 billion ($1.0 billion after tax, or $0.10 per share), which we reported in the caption “Cumulative effect of accounting changes.” Substantially all of the charge relates to the GECS IT Solutions business and the GECS GE Auto and Home business. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. After the required accounting changes, our 2002 earnings and earnings per share were $14.1 billion and $1.41, respectively, compared with $13.7 billion and $1.37, respectively, in 2001.

        In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock-Based Compensation. This accounting change did not result in a cumulative effect charge, but increased 2002 costs by $45 million and reduced net earnings by $27 million. See note 1 on page 81 for additional information.

        The cumulative effect of accounting changes in 2001 related to the adoption, as of January 1, 2001, of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and the consensus of the FASB’s Emerging Issues Task Force on Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Adoption of these standards resulted in a one-time, non-cash charge that reduced our 2001 earnings by $444 million ($0.04 per share). After these required accounting changes, our 2001 earnings and earnings per share were $13.7 billion and $1.37, respectively, compared with $12.7 billion and $1.27, respectively, in 2000.

MAJOR PROVISIONS OF NEW ACCOUNTING STANDARDS that will affect us follow.

        SFAS 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset’s useful life. SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel. On January 1, 2003, we recorded a liability for the expected present value of future retirement costs of $363 million, increased net property, plant and equipment by $24 million and recognized a one-time, cumulative effect charge of $215 million (net of tax). This accounting change will not involve cash and will have only a modest effect on future earnings.


Annual Report Page 50

        In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. It will have an inconsequential effect on our financial position and future results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to our special purpose entities (SPEs) could be consolidated on our books, and, if consolidated, any assets and liabilities now on our books related to those SPEs would be removed. In the event we consolidated these assets, we would not reacquire their legal ownership, nor would our legal rights and obligations change. Any consolidated assets would earn returns substantially like the returns we would have earned had we never sold them. Even assuming the legal provisions controlling these SPEs are not changed between now and the July 1 effective date of FIN 46, the very complexity of the new consolidation rules and their evolving clarification make forecasting that July 1 effect impracticable. It is also clear that many alternative structures for sales of financial assets would continue to be reported as sales under FIN 46 with the assets qualifying for sale not consolidated. We are evaluating whether characteristics of those structures can cost-beneficially be applied to our arrangements before the July 1 effective date. Further information about entities that potentially fall within the scope of FIN 46 is provided in note 29.

Segment Operations

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 57. For additional information, including a description of the products and services included in each segment, see pages 108 and 109.

        Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess performance of each business. Generally, the results of decisions made by the Chief Executive Officer regarding unusual matters are excluded from internal business measurements. Historically, such matters have included charges for restructuring; rationalization or other similar expenses; and litigation settlements or other losses, responsibility for which precedes the current business management team. Segment profit excludes any goodwill amortization, the effects of pensions and other retiree benefit plans and accounting changes. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how segment management is measured—excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Materials, NBC, Power Systems and Technical Products and Services, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS.

AIRCRAFT ENGINES reported a 2% decrease in revenues in 2002 as commercial engine pricing pressures and reduced commercial product services revenues combined with lower industrial units were substantially offset by increased military sales. Operating profit was 4% lower, primarily as a result of lower pricing for commercial engines, lower product services volume from reduced flight hours and higher labor costs, partially offset by lower material costs and productivity. Revenues and operating profit increased 6% and 7%, respectively, in 2001, reflecting higher volume in product services and higher volume of commercial engines and aero-derivative products. The improvement in operating profit was also attributable to productivity.

OPERATING PROFIT OF GE SEGMENTS (In billions)

        In 2002, revenues from sales to the U.S. government were $2.2 billion, compared with $1.9 billion in 2001.

        Aircraft Engines received orders of $11.6 billion in 2002, compared with $12.1 billion in 2001. The $11.6 billion total backlog at year-end 2002 comprised unfilled product orders of $9.8 billion (of which 43% was scheduled for delivery in 2003) and product services orders of $1.8 billion scheduled for 2003 delivery. Comparable December 31, 2001, total backlog was $11.2 billion.


Annual Report Page 51

Commercial Finance
(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
Commercial Equipment  Financing             $  5,005      $  4,535     $  3,634
Real Estate                                    2,160         1,919        1,977
Commercial Finance (CF)                        2,350         1,786        1,617
Structured Finance Group                       1,243         1,093          999
Aviation Services                              2,694         2,173        1,962
Vendor Financial Services                      2,342         2,095        1,792
Other Commercial Finance                         246           279            1
--------------------------------------------------------------------------------
Total revenues                              $ 16,040      $ 13,880     $ 11,982
================================================================================
Net earnings
Commercial Equipment  Financing             $    786      $    642     $    537
Real Estate                                      618           489          374
Commercial Finance (CF)                          587           368          290
Structured Finance Group                         479           386          344
Aviation Services                                439           475          479
Vendor Financial Services                        369           320          274
Other Commercial Finance                         (93)           44           (4)
--------------------------------------------------------------------------------
Total net earnings                          $  3,185      $  2,724     $  2,294
================================================================================

Charges of $85 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to restructuring various global operations and to provisions for disposition of assets.

December 31 (In millions)                                  2002             2001
--------------------------------------------------------------------------------
Total assets
Commercial Equipment
  Financing                                             $57,764          $53,386
Real Estate                                              30,041           23,861
Commercial Finance (CF)                                  26,897           25,668
Structured Finance Group                                 19,293           17,130
Aviation Services                                        30,512           24,546
Vendor Financial Services                                23,761           20,941
Other Commercial Finance                                  7,498            5,723
--------------------------------------------------------------------------------
Total assets                                           $195,766         $171,255
================================================================================
Financing receivables--net                             $128,277         $117,540
================================================================================

Commercial Finance revenues increased 16% in both 2002 and 2001. The 2002 increase principally reflected acquisitions and increased originations across substantially all businesses, partially offset by reduced market interest rates and lower securitization activity at CF and Commercial Equipment Financing. The 2001 increase resulted from acquisition and volume growth at Commercial Equipment Financing, Vendor Financial Services, Aviation Services and CF, including the acquisition of Heller Financial, Inc. in October, volume growth at Structured Finance Group and increased securitization activity. Net earnings increased 17% in 2002 and 19% in 2001. The 2002 increase in net earnings resulted from acquisitions and origination growth, productivity across all businesses and growth in lower taxed earnings from international operations, partially offset by increased credit losses and lower securitization activity at CF and Commercial Equipment Financing. The 2001 increase reflected securitization gains, asset growth from acquisitions at Commercial Equipment Financing, CF and Vendor Financial Services, origination growth at Structured Finance Group, and higher asset gains and productivity at Real Estate. Other Commercial Finance principally includes 2002 revenues of $246 million and net earnings of $62 million of the Healthcare Financial Services business that we acquired in October 2001, offset by certain costs related to our acquisition of Heller Financial, Inc.

Consumer Finance

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
Global Consumer Finance                     $  6,489      $  5,561     $  5,429
Card Services                                  3,777         3,947        3,891
--------------------------------------------------------------------------------
Total revenues                              $ 10,266      $  9,508     $  9,320
===============================================================================
Net earnings
Global Consumer Finance                     $  1,255      $  1,033     $    856
Card Services                                    675           669          520
--------------------------------------------------------------------------------
Total net earnings                          $  1,930      $  1,702     $  1,376
===============================================================================

Charges of $57 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to unprofitable financing product lines that have been exited ..

December 31 (In millions)                                  2002             2001
--------------------------------------------------------------------------------
Total assets
Global Consumer Finance                                 $58,310          $43,893
Card Services                                            18,655           19,085
--------------------------------------------------------------------------------
Total assets                                            $76,965          $62,978
================================================================================
Financing receivables--net                              $63,254          $47,891
================================================================================

Consumer Finance revenues increased 8% following a 2% increase in 2001. Revenues increased in 2002 primarily as a result of acquisitions and increased international originations, partially offset by lower securitization activity at Card Services. The revenue performance in 2001 reflected the post-acquisition revenues from acquired businesses and volume growth. Net earnings increased 13% following a 24% increase in 2001, as a result of origination growth, acquisitions, growth in lower taxed earnings from international operations and productivity benefits, partially offset by lower securitization activity at Card Services. The 2001 increase reflected productivity at Global Consumer Finance and volume growth at Card Services.


Annual Report Page 52

Consumer Products

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
Appliances                                  $  6,072      $  5,810     $  5,887
Lighting            2,384         2,625        2,830
--------------------------------------------------------------------------------
Total revenues                              $  8,456      $  8,435     $  8,717
================================================================================
Operating profit
Appliances                                  $    451      $    406     $    439
Lighting                                          44           242          440
--------------------------------------------------------------------------------
Total operating profit                      $    495      $    648     $    879
================================================================================

Consumer Products revenues were flat in 2002 as 5% higher Appliances revenues, reflecting success of new products, were offset by a 9% decline in Lighting revenues. Consumer Products pricing was down during the year. Operating profit decreased 24%, reflecting adverse results in Lighting, particularly from lower prices, higher base costs and higher charges resulting from customer credit issues. Consumer Products revenues in 2001 were 3% lower than in 2000 as price erosion at Appliances and Lighting offset modest market share gains at Appliances. Operating profit decreased by 26% in 2001, largely as a result of lower selling prices at Appliances and Lighting and increased program spending on new products at Appliances.

Equipment Management

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues                                    $  4,254      $  4,401     $  4,969
================================================================================
Net earnings                                $    311      $    359     $    465
================================================================================

Charges of $17 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to the restructuring of various global operations.

December 31 (In millions)                                  2002             2001
--------------------------------------------------------------------------------
Total assets                                            $26,117          $25,410
================================================================================
Equipment leased to others                              $ 9,416          $ 9,749
================================================================================

Equipment Management businesses experienced business-wide declining utilization rates throughout the period, resulting in both lower revenues and lower earnings. Equipment Management realized productivity benefits in 2002, partially offsetting the utilization’s effect on earnings. In 2001, Equipment Management realized tax benefits from a restructuring of the Penske joint venture, and recognized asset impairments at Transport International Pool/Modular Space and GE European Equipment Management.

Industrial Products and Systems

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
Industrial Systems                          $  4,968      $  4,440     $  4,469
Transportation Systems                         2,314         2,355        2,263
GE Supply                                      2,473         2,302        2,159
--------------------------------------------------------------------------------
Total revenues                              $  9,755      $  9,097     $  8,891
================================================================================
Operating profit
Industrial Systems                          $    488      $    527     $    596
Transportation Systems                           402           400          436
GE Supply                                        109            99           80
--------------------------------------------------------------------------------
Total operating profit                      $    999      $  1,026     $  1,112
================================================================================

Industrial Products and Systems reported a 7% increase in revenues and 3% lower operating profit as volume increased and selling prices declined across the segment. Industrial Systems revenues rose 12% compared with 2001, but operating profit declined 7%, reflecting the negative effects of lower selling prices, partially offset by the positive effects of acquisitions and productivity. Transportation Systems revenues were 2% lower and operating profit was about the same as in 2001, as product services revenues, strong variable cost productivity and lower materials costs offset the effects of lower volume and pricing pressures. Industrial Products and Systems revenues in 2001 were 2% higher than in 2000, as higher product services revenues at Transportation Systems, including acquisitions, more than offset selling price decreases across the segment and lower volume at Industrial Systems. Operating profit decreased 8% in 2001 primarily as a result of the decline in selling prices and cost inflation.

       Transportation Systems received orders of $2.8 billion in 2002, compared with $2.6 billion in 2001. The $2.1 billion total backlog at year-end 2002 comprised unfilled product orders of $1.6 billion (of which 53% was scheduled for delivery in 2003) and product services orders of $0.6 billion scheduled for 2003 delivery. Comparable December 31, 2001, total backlog was $1.7 billion.


Annual Report Page 53

Insurance

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
GE Financial Assurance                      $ 12,317      $ 12,826     $ 12,888
Mortgage Insurance                             1,090         1,075          973
GE Global Insurance
  Holding (ERC)                                9,432         9,453       10,223
Other Insurance                                  457           536          682
--------------------------------------------------------------------------------
Total revenues                              $ 23,296      $ 23,890     $ 24,766
================================================================================
Net earnings
GE Financial Assurance                      $    644      $    726     $    672
Mortgage Insurance                               460           407          356
GE Global Insurance
   Holding (ERC)                              (1,827)           32          505
Other Insurance                                  214           169          109
--------------------------------------------------------------------------------
Total net earnings                          $   (509)     $  1,334     $  1,642
================================================================================

Charges of $306 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to unprofitable insurance products and lines that have been exited and to provisions for disposition of nonstrategic investments.

Insurance revenues decreased 2% in 2002, because of the ongoing planned run-off of acquired policies at Toho and lower realized investment gains. Segment revenues declined 4% in 2001 on reduced net premiums earned at ERC, reflecting the events of September 11, 2001, decreased investment income, and the planned run-off of restructured insurance policies at Toho. These factors were partially offset by increased premium income associated with origination volume at ERC and by post-acquisition revenues from acquired businesses and volume growth at GE Financial Assurance.

        Net pre-tax realized investment gains in the equity and debt securities portfolios amounted to $413 million, $972 million and $818 million in 2002, 2001 and 2000, respectively.

        Net earnings decreased $1.8 billion in 2002, following a $0.3 billion decrease in 2001. The 2002 decrease was primarily attributable to the recognition of adverse development related to prior-year loss events at ERC, discussed below. With retrocession coverages previously purchased by ERC, the recording of this adverse development both increased policyholder losses and, to a lesser extent, decreased premium revenues (principally because of higher levels of contingent ceded premiums following these reserve adjustments). Also contributing to the reduction in 2002 net earnings were lower investment gains across all businesses, including a $110 million after-tax impairment on WorldCom, Inc. bonds at GE Financial Assurance. These decreases were partially offset by core premium growth, including higher premium pricing at ERC and the $152 million benefit from recognition of a favorable tax settlement with the IRS related to the treatment of certain reserves for obligations to policyholders on life insurance contracts at GE Financial Assurance.

        The level of reported claims activity at ERC related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, accelerated at a rate higher than we had anticipated. In 2002, considering the continued acceleration in reported claims activity, we concluded that our best estimate of ultimate losses was higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we recognized a fourth quarter pre-tax charge of $2.5 billion to increase recorded reserves to reflect the revised indications of remaining liability. The more significant adverse development was in hospital medical malpractice ($300 million), product liability ($300 million), professional liability ($250 million), umbrella liability ($200 million), workers compensation ($200 million), individual liability ($150 million) and asbestos ($150 million). With amounts recognized in previous quarters of 2002, our overall 2002 pre-tax charge for adverse development amounted to $3.5 billion. Insurance loss provisions are based on the best available estimates at a given time. As described on page 70 under the caption “Insurance Liabilities and Reserves,” these estimates will be adjusted in the future as required.

        We have continued our rigorous commitment to improved underwriting initiatives at ERC aimed at ensuring that consistent and diligent underwriting standards are applied to all risks. Throughout 2002, we have been disciplined in rejecting risks that either fail to meet the established standards of price or terms and conditions, or that involve areas for which sufficient historical data do not exist to evaluate the risk adequately. For risks that pass our criteria, we have sought to retain or even judiciously expand our business. On the other hand, we have curtailed or exited business in particular property and casualty business channels when expected returns do not appear to justify the risks.

        Net earnings decreased $0.3 billion in 2001, reflecting underwriting results at ERC, which were partially offset by productivity benefits at GE Financial Assurance. Net earnings in 2001 at ERC were adversely affected by approximately $575 million ($386 million after tax) related to the insurance losses arising from the events of September 11, 2001. This amount primarily resulted from contingent premium payment provisions contained in certain retrocession agreements. After these particular losses, total losses exceeded retrocession policy limits in place at ERC. Substantially all of the September 11, 2001, losses are recoverable under reinsurance policies that require additional premiums to those retrocessionaires. Therefore, the 2001 Statement of Earnings reflects a $698 million reduction in net


Annual Report Page 54

premiums earned and $78 million of increased losses, partially offset by $201 million in lower insurance acquisition costs. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event, and it is not unusual for there to be significant subsequent revisions to such estimates. Our best estimate of the existing liability, net of estimated recoveries under retrocession arrangements, has not changed significantly from our initial estimate.

        Excluding events of September 11, 2001, net earnings in 2001 and 2000 were also adversely affected by the continued general deterioration of underwriting results at ERC, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry. ERC underwriting results in 2001 tracked performance in the global property and casualty industry.

        The majority of the adverse development at ERC in 2001, and to a lesser extent in 2000, related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business. Results in 2000 also reflected an increase in industry-wide loss estimates related to certain large property loss events, with the largest effect resulting from the European windstorms occurring in late 1999.

        Our Mortgage Insurance business had favorable loss experience throughout the three years ended December 31, 2002, reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

Materials

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
Plastics                                    $  5,245      $  5,252     $  6,013
Specialty Materials                            2,406         1,817        2,007
--------------------------------------------------------------------------------
Total revenues                              $  7,651      $  7,069     $  8,020
================================================================================
Operating profit
Plastics                                    $    843      $  1,166     $  1,518
Specialty Materials                              282           267          347
--------------------------------------------------------------------------------
Total operating profit                      $  1,125      $  1,433     $  1,865
================================================================================

Materials revenues increased 8% in 2002 and operating profit declined 21%. Plastics revenues were relatively unchanged from 2001 levels, as continued weakness in pricing offset increased volume. Operating profit at Plastics declined 28% as productivity and increased volume were not sufficient to offset substantially lower selling prices and increased raw material costs. Specialty Materials revenues increased 32%, reflecting the contributions of recent acquisitions, partially offset by lower selling prices. Operating profit at Specialty Materials rose 6%, reflecting higher acquisition volume and lower material costs, partially offset by lower pricing and higher base costs. In 2001, Materials revenues were 12% lower than the prior year, reflecting increased pricing pressures and lower volume at both Plastics and Specialty Materials. Plastics experienced continued softness in the automotive, optical media, telecommunications and business equipment markets, while Specialty Materials was adversely affected by lower sales in the semiconductor market. Operating profit in 2001 was 23% lower than in 2000, primarily as a result of lower pricing and volume, which more than offset base cost reductions at both Plastics and Specialty Materials.

NBC reported record revenues of $7.1 billion in 2002, a 24% increase compared with 2001, and operating profit of $1.7 billion, up 18%. Primary factors contributing to this performance included our improved performance in the advertising market, our broadcast of the 2002 Winter Olympics and contributions from the Telemundo acquisition. NBC’s 2002 results also included $0.2 billion of the $0.6 billion total gain from the exchange of certain assets for the cable network Bravo and $0.2 billion of other charges for various asset impairments. Revenues declined 15% in 2001, mostly from an industry-wide decline in advertising volume and pricing, as well as lost revenue related to covering the events of September 11, 2001. Operating profit decreased 12% in 2001, reflecting adverse advertising market conditions, the events of September 11, 2001, and charges resulting from dissolving the XFL, which more than offset savings from cost reduction actions.

POWER SYSTEMS revenues increased 13% to $22.9 billion in 2002, following an increase of 36% in 2001. Operating profit rose 29% to $6.3 billion in 2002, following a 93% increase in 2001. Operating profit improvements at Power Systems reflect the $0.9 billion positive effect of customer contract termination fees, net of associated costs. Results in 2002 also include restructuring and other charges of $0.2 billion as Power Systems adjusted its cost structure.

        These results reflected the changing conditions in the power generation business as demand for new power generation equipment declined in 2002 and orders were delayed or cancelled. When orders are cancelled, contractual terms require customers to pay termination fees. In all cases, we expect such fees to cover our investment in the contracts. At least a portion of this investment has generally been received as progress collections. We also expect to recover at least part of lost profits.


Annual Report Page 55

        Power Systems orders were $14.2 billion in 2002, compared with $24.5 billion in 2001, reflecting the sharp decline in demand for new power generation equipment in the United States. The $16.7 billion total backlog at year-end 2002 comprised unfilled product orders of $13.1 billion (of which 73% was scheduled for delivery in 2003) and product services orders of $3.6 billion scheduled for 2003 delivery. Comparable December 31, 2001, total backlog was $28.9 billion. As a result of current market conditions, we are in discussions with certain customers regarding their equipment requirements. These discussions may result in changes to contractual agreements, including delays or cancellations, and may also result in further termination fees.

Technical Products and Services

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
Medical Systems                             $  8,955      $  8,409     $  7,275
Global eXchange Services                         311           602          640
--------------------------------------------------------------------------------
Total revenues                              $  9,266      $  9,011     $  7,915
================================================================================
Operating profit
Medical Systems                             $  1,546      $  1,498     $  1,321
Global eXchange Services                          16           125          114
--------------------------------------------------------------------------------
Total operating profit                      $  1,562      $  1,623     $  1,435
================================================================================

Technical Products and Services revenues increased 3% in 2002, primarily as a result of 6% revenue growth at Medical Systems, which reported higher equipment and product services volume, partially offset by weak market conditions in Latin America and Japan. Operating profit for the segment declined 4% with sharply lower earnings from Global eXchange Services, 90% of which was sold in September 2002. Productivity and increased volume were partially offset by lower pricing at Medical Systems. Technical Products and Services revenues rose 14% in 2001, primarily as a result of sharply higher volume at Medical Systems. Operating profit grew 13% in 2001, largely as a result of productivity and volume growth.

        Orders received by Medical Systems in 2002 were $9.6 billion, an 8% increase over 2001. The $4.0 billion total backlog at year-end 2002 comprised unfilled product orders of $2.6 billion (of which 95% was scheduled for delivery in 2003) and product services orders of $1.4 billion scheduled for 2003 delivery. Comparable December 31, 2001, total backlog was $4.1 billion.

All Other GECS

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Revenues
IT Solutions                                $  3,733      $  4,180     $  7,072
GE Equity                                       (384)         (126)       1,079
Americom gain                                   --           1,158         --
Americom                                        --             540          594
Asset impairments                               --            (383)        (238)
Product line exits                              --             (53)        --
PaineWebber gain                                --            --          1,366
Wards                                           --            --          3,234
Other--All Other GECS                            982         1,358        2,033
--------------------------------------------------------------------------------
Total revenues                              $  4,331      $  6,674     $ 15,140
================================================================================
Net earnings
IT Solutions                                $    (24)     $     47     $   (152)
GE Equity                                       (377)         (270)         525
Americom gain                                   --             642         --
Americom                                        --             256          197
Asset impairments                               --            (310)         (49)
Product line exits                              --            (180)        --
Restructuring                                   --            (144)        (298)
PaineWebber gain                                --            --            848
Wards                                           --             (22)        (782)
Other--All Other GECS                            110          --           (254)
--------------------------------------------------------------------------------
Total net earnings                          $   (291)     $     19     $     35
================================================================================

All Other GECS includes GECS activities and businesses that we do not measure within one of the other financial services segments.

     In addition to comments on All Other GECS elsewhere in this report, the following comments relate to the table above:

  IT Solutions (ITS)—Revenues and net earnings in 2002 decreased primarily as a result of market conditions and 2001 product line and geographic market exits. During 2001 and 2000, in response to intense competition and transition of the computer equipment market to a direct distribution model, ITS exited its underperforming operations in the United Kingdom, France, Brazil and Mexico and significantly reduced its reseller role in the United States. Costs for involuntary termination benefits, asset impairments, facilities exit costs and losses on sales of portions of the business amounted to $45 million ($43 million after tax) and $246 million ($191 million after tax) in 2001 and 2000, respectively, and are included in restructuring in the table above. The number of employees was reduced from a 2000 peak of 11,000 to 6,600 at the end of 2002.

  GE Equity—GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during 2002 reflected increased losses on investments, including losses in the telecommunications and software industries, and lower gains. Effective in the fourth quarter of 2002, GE Equity will no longer make new investments in private companies. GE Equity will continue to give financial support to companies within its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down. During 2001, losses on GE Equity’s investments exceeded gains and other investment income, resulting in negative revenues and a $270 million net loss, which increased over the prior year principally from reduced asset gains.


Annual Report Page 56

  Americom—On November 9, 2001, GECS exchanged its satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world’s largest satellite services provider. The transaction resulted in a gain of $1,158 million ($642 million after tax), representing the difference between the carrying value of the 69% investment in Americom and the amount of cash plus the market value of SES Global shares received at the closing date. No gain was recorded on the 31% interest in Americom that was indirectly retained by GECS. GECS investment in SES Global is accounted for on the equity method in Commercial Finance.
  2001 Asset impairments and product line exits—Operations included $656 million of after-tax charges related to disposing of and providing for disposition of several nonstrategic investments and other assets, to certain unprofitable insurance and financing product lines that were exited, and to restructuring various global operations. These costs, not allocated to the related businesses as we did not include these costs in measuring the performance of those businesses for internal purposes, included $478 million ($310 million after tax) for other-than-temporary impairments of investments, the largest of which were held by GE Financial Assurance, GE Equity and ERC. These losses, $383 million of which were charged to revenues, included $130 million ($84 million after tax) of losses on Enron bonds; such bonds were written down to a cost basis of $32 million at December 31, 2001. Such losses also included investment impairment charges of $199 million ($130 million after tax) on non-U.S. mutual funds and the technology sector.

       In response to escalating losses, GECS in 2001 decided to cease further underwriting and exit certain insurance and financing product lines. Charges associated with such loss events and the resulting exits totaled $180 million after tax, of which $149 million related to the loss events in ERC product lines, primarily nonstandard automobile and higher limit industrial property insurance coverages.

       Restructuring of several GECS global businesses included consolidation of several European Equipment Management businesses and rationalization of European Equipment Finance businesses. Costs related to the exit of these activities amounted to $144 million after tax and consisted of involuntary termination benefits, facilities exit costs, and asset impairments.
  Other—All Other GECS includes GECS corporate function expenses, liquidating businesses and other non-segment aligned operations, the most significant of which were Auto Financial Services (AFS) and GE Auto and Home. The decrease in revenues in 2002 and 2001 resulted from AFS, which stopped accepting new business in 2000. Net earnings increased in 2002 primarily because of a favorable tax settlement with the IRS allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody and tax benefits from growth in lower taxed earnings from international operations.


Annual Report page 57

SUMMARY OF OPERATING SEGMENTS

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2002	2001	2000	1999	1998

REVENUES
Aircraft Engines	$11,141	$11,389	$10,779	$10,730	$10,294
Commercial Finance	16,040	13,880	11,982	9,822	8,072
Consumer Finance	10,266	9,508	9,320	7,562	6,750
Consumer Products	8,456	8,435	8,717	8,525	8,520
Equipment Management	4,254	4,401	4,969	4,789	4,234
Industrial Products and Systems	9,755	9,097	8,891	8,642	8,305
Insurance	23,296	23,890	24,766	19,433	16,841
Materials	7,651	7,069	8,020	7,118	6,796
NBC	7,149	5,769	6,797	5,790	5,269
Power Systems	22,926	20,211	14,861	10,099	8,500
Technical Products and Services	9,266	9,011	7,915	6,863	5,323
All Other GECS	4,331	6,674	15,140	14,143	12,797
Corporate items and eliminations	(2,833)	(3,421)	(2,304)	(1,886)	(1,232)

CONSOLIDATED REVENUES	$131,698	$125,913	$129,853	$111,630	$100,469
SEGMENT PROFIT (See description below)
Aircraft Engines	$2,060	$2,147	$2,000	$1,739	$1,478
Commercial Finance (a)	3,185	2,724	2,294	1,758	1,492
Consumer Finance (a)	1,930	1,702	1,376	920	631
Consumer Products	495	648	879	971	1,103
Equipment Management (a)	311	359	465	422	476
Industrial Products and Systems	999	1,026	1,112	1,048	874
Insurance (a)	(509)	1,334	1,642	1,730	1,459
Materials	1,125	1,433	1,865	1,590	1,536
NBC	1,658	1,408	1,609	1,427	1,225
Power Systems	6,255	4,860	2,523	1,537	1,118
Technical Products and Services	1,562	1,623	1,435	1,232	957
All Other GECS (a)	(291)	19	35	125	146

Total segment profit	18,780	19,283	17,235	14,499	12,495
GECS goodwill amortization	-	(552)	(620)	(512)	(408)
GE corporate items and eliminations (b)	759	407	730	747	909
GE interest and other financial charges	(569)	(817)	(811)	(810)	(883)
GE provision for income taxes	(3,837)	(4,193)	(3,799)	(3,207)	(2,817)

Earnings before accounting changes	15,133	14,128	12,735	10,717	9,296
Cumulative effect of accounting changes	(1,015)	(444)	--	--	--

CONSOLIDATED NET EARNINGS	$14,118	$13,684	$12,735	$10,717	$9,296

(a) Segment profit measured as net earnings.

(b) Corporate items include the effect of pension and other benefit plans that are not allocated to segment results as well as income, principally from licensing activities, of $97 million, $88 million, $79 million, $62 million and $271 million in 2002, 2001, 2000, 1999 and 1998, respectively. In 2002, corporate items include $341 million of the total gain of $571 million resulting from NBC's exchange of certain assets for the cable network Bravo and a $488 million gain from the sale of 90% of Global eXchange Services. Also included in 2002 are $175 million of the total restructuring and other charges of $556 million, which related to segment activities as follows: Aircraft Engines--$55 million, Industrial Products and Systems--$33 million, Materials--$51 million, Technical Products and Services--$30 million and other--$6 million. In 1999, corporate items include $176 million of the total restructuring and other charges of $265 million, which related to segment activities as follows: Aircraft Engines--$42 million, Consumer Products--$80 million, Technical Products and Services--$34 million and other--$20 million.

SEGMENT PROFIT is defined in this paragraph. The notes to consolidated financial statements on pages 78-109 are an integral part of this statement. Segment profit excludes goodwill amortization, the effects of pensions and other retiree benefit plans and accounting changes. The segment profit measure for GE industrial businesses--Aircraft Engines, Consumer Products, Industrial Products and Systems, Materials, NBC, Power Systems and Technical Products and Services--is operating profit (earnings before interest and other financial charges, income taxes and accounting changes). The segment profit measure for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS is after-tax earnings before accounting changes, reflecting the importance of financing and tax considerations to their operating activities.


Annual Report Page 58

JANUARY 1, 2003, RECLASSIFICATION OF FINANCIAL SERVICES SEGMENT PROFIT. GE Capital historically has issued about $8 of debt for each $1 of equity—a “leverage ratio” of 8:1. For purposes of measuring segment profit, each of our financial services businesses was also assigned debt and interest costs on the basis of that consolidated 8:1 leverage ratio. In evaluating expected returns on potential investments, however, we also used business-specific, market-based leverage ratios. As of January 1, 2003, we extended the business-specific, market-based leverage to the performance measurement of each of our financial services businesses, and consequently to the definition of segment profit. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to the segments was allocated to the All Other GECS segment. At the same time, we revised our historical techniques for allocating shared costs and unusual items to financial services businesses. In this report, the results of our financial services segments are presented on the historic 8:1 leverage ratio basis. Beginning in 2003, the new leverage ratios and recast comparative historical results will be as follows:

(Dollars in millions)                   2002       2001       2000         1999
--------------------------------------------------------------------------------
COMMERCIAL FINANCE
Leverage ratio                         7.4:1      7.5:1      7.4:1        7.5:1
Adjusted net earnings                 $3,189     $2,788     $2,416       $1,834
CONSUMER FINANCE
Leverage ratio                        12.4:1     12.3:1     12.3:1       12.4:1
Adjusted net earnings                 $1,799     $1,602     $1,295         $848
EQUIPMENT MANAGEMENT
Leverage ratio                         5.0:1      5.1:1      5.1:1        4.9:1
Adjusted net earnings                   $313       $377       $484         $416
INSURANCE
Leverage ratio                         0.4:1      0.4:1      0.4:1        0.4:1
Adjusted net earnings                   $(95)    $1,879     $2,201       $2,142
ALL OTHER GECS
Adjusted net earnings                  $(580)     $(508)     $(584)      $ (285)
================================================================================

International Operations

Estimated results of international activities include the results of our operations located outside the United States plus all U.S. exports. We classify certain GECS operations that cannot meaningfully be associated with specific geographic areas as “Other international” for this purpose.

        International revenues of $52.9 billion, $51.4 billion and $53.0 billion in 2002, 2001 and 2000, respectively, represented about 40% of consolidated revenues in each year.

Consolidated international revenues

(In millions)                                   2002          2001         2000
--------------------------------------------------------------------------------
Europe                                      $ 24,301      $ 23,878     $ 24,144
Pacific Basin                                 12,026        11,447       12,921
Americas                                       5,165         5,507        5,912
Other international                            3,911         3,456        2,842
--------------------------------------------------------------------------------
                                              45,403        44,288       45,819
Exports from the U.S. to
   external customers                          7,481         7,149        7,138
--------------------------------------------------------------------------------
                                            $ 52,884      $ 51,437     $ 52,957
================================================================================

GE international revenues were $29.0 billion, $28.3 billion and $26.7 billion in 2002, 2001 and 2000, respectively. GE international revenues of $29.0 billion in 2002 were $0.7 billion higher than in 2001. Revenues in 2001 of $28.3 billion increased $1.6 billion over 2000. The increase in 2002 related to both an increase in operations outside the U.S. and higher U.S. exports. Revenue increases in Europe were led by Medical Systems and Industrial Systems. Growth in Specialty Materials revenues across all geographic areas was partially offset by lower sales in all areas by Aircraft Engines. Increases in U.S. export sales in 2002 were primarily in Plastics and Power Systems, partially offset by lower exports by Medical Systems and Transportation Systems.

2002 CONSOLIDATED INTERNATIONAL REVENUES BY REGION (INCLUDING EXPORTS FROM THE U.S.)

        GECS international revenues were $23.9 billion in 2002, an increase of 3% from $23.1 billion in 2001. GECS revenues in the Pacific Basin increased 9% in 2002, as a result of acquisitions and origination growth, primarily at Consumer Finance and Commercial Finance. Revenues in “Other international” increased 11% in 2002, primarily as a result of origination growth at Aviation Services. Revenues in Europe decreased 2% as a result of lower investment gains and adjustments to estimates of prior year loss events at Insurance, the 2001 divestiture of Americom, and market conditions and geographic market exits at IT Solutions, partially offset by acquisitions at Consumer Finance and Commercial Finance.


Annual Report Page 59

        Consolidated international operating profit was $6.5 billion in 2002, an increase of 7% over 2001, which was 11% lower than in 2000. Operating profit rose 24% to $1.2 billion in the Americas and 28% to $0.9 billion in “Other international” and was relatively unchanged in Europe ($2.1 billion) and the Pacific Basin ($2.3 billion).

        Total assets of international operations were $229.0 billion in 2002 (40% of consolidated assets), an increase of $49.0 billion, or 27%, over 2001. GECS international assets grew 28% from $161.6 billion at year-end 2001 to $207.5 billion at the end of 2002. GECS assets increased 41% and 26% in the Pacific Basin and Europe, respectively, resulting from acquisitions and origination growth.

        Our international activities span all global regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we may have increased exposure to certain risks, but also may have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to power and aircraft equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, lower costs of goods sourced from countries with weakened currencies, more opportunities for lower cost outsourcing, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

2002 TOTAL ASSETS OF INTERNATIONAL OPERATIONS

        Financial results of our international activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Principal currencies are the euro, the Japanese yen and the Canadian dollar.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

        In 2002, we expended about $43 million for capital projects related to the environment. The comparable amount in 2001 was $52 million. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices—such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators—at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, average annual capital expenditures other than for remediation projects are presently expected to be about $65 million over each of the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions. This is about the same level as recent experience.

        We are also involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $113 million in 2002, compared with $119 million in 2001. We presently expect that such remediation actions will require average annual expenditures in the range of $120 million to $170 million over the next two years.

        The U.S. Environmental Protection Agency (EPA) ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York State. We have submitted what is known as a “Good Faith Offer” under the Superfund law and have begun negotiations with EPA to undertake the design and engineering of the remedy. Our Statement of Financial Position as of December 31, 2002 and 2001, includes a liability for the estimated costs of this remediation.


Annual Report Page 60

MANAGEMENT’S DISCUSSION OF FINANCIAL RESOURCES AND LIQUIDITY

Overview

This discussion of financial resources and liquidity addresses the Statement of Financial Position (pages 74-75), Statement of Changes in Share Owners’ Equity (page 72) and the Statement of Cash Flows (pages 76-77).

        Only a small portion of GECS business is directly related to other GE operations. The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the financial statements.

Statement of Financial Position (pages 74-75)

Because GE and GECS share certain significant elements of their Statements of Financial Position—property, plant and equipment, and borrowings, for example—the following discussion addresses significant captions in the “consolidated” statement. Within the following discussions, however, we distinguish between GE and GECS activities in order to permit meaningful analysis of each individual statement.

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $116.9 billion in 2002, compared with $101.0 billion in 2001. The increase of $15.9 billion resulted from investment of premiums received, reinvestment of investment income, the addition of investment securities from acquired companies and increases in fair value, primarily debt securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

        Gross unrealized gains and losses were $4.4 billion and $2.5 billion, respectively, at December 31, 2002 (gross unrealized gains and losses of $2.2 billion and $2.7 billion, respectively, as of December 31, 2001). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $1.4 billion.

        We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at December 31, 2002, approximately $800 million of portfolio value is at risk of being charged to earnings in 2003. Impairment losses recognized for 2002 were $759 million, including $348 million from the telecommunications and cable industries, of which $167 million was recognized in the second quarter of 2002 following the events relating to WorldCom, Inc.

WORKING CAPITAL, representing GE cash invested in inventories and receivables from customers less trade payables and progress collections, increased to $3.8 billion at the end of 2002. Working capital declined from an investment of $3.9 billion at the beginning of 2000 to a negative $2.4 billion at the end of 2001 on much higher progress collections from Power Systems customers. Working capital balances are significantly affected by progress collections, primarily from Power Systems customers, as shown below.

December 31 (In millions)                                  2002             2001
--------------------------------------------------------------------------------
Working capital                                         $ 3,821          $(2,398)
Less progress collections                                 6,603           11,638
--------------------------------------------------------------------------------
Working capital, excluding
   progress collections                                 $10,424          $ 9,240
================================================================================

We expect Power Systems progress collections to decline about $3 billion in 2003, and that working capital turnover otherwise will show improvement as a result of our Six Sigma and digitization initiatives. We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

CURRENT RECEIVABLES for GE were $11.0 billion at the end of 2002, an increase of $1.2 billion from year-end 2001, and included $6.3 billion due from customers at the end of 2002, compared with $5.9 billion at the end of 2001. Turnover of customer receivables from sales of goods and services was 10.9 in 2002, compared with 10.1 in 2001. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts.

INVENTORIES for GE were $9.0 billion at December 31, 2002, up $0.7 billion from the end of 2001. GE inventory turnover was 7.7 in 2002, a decrease from 7.9 in 2001, as a result of higher inventories at Power Systems, Plastics and Medical Systems.

        GECS inventories were $208 million and $270 million at December 31, 2002 and 2001, respectively. The decrease in 2002 primarily reflected reduced sales volume and improved inventory management at IT Solutions.

FINANCING RECEIVABLES is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $205.4 billion at December 31, 2002, from $178.9 billion at the end of 2001, as discussed in the following paragraphs. The related allowance for losses at the end of 2002 amounted to $5.5 billion ($4.8 billion at the end of 2001), representing our best estimate of probable losses inherent in the portfolio.


Annual Report Page 61

        A discussion of the quality of certain elements of the financing receivables portfolio follows. “Nonearning” receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

        Commercial Finance financing receivables before allowance for losses totaled $130.9 billion at December 31, 2002, ($120.1 billion at December 31, 2001) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from increased acquisitions and originations growth, partially offset by sales and securitizations. Related nonearning and reduced-earning receivables were $2.2 billion at December 31, 2002, about 1.7% of outstandings, compared with $2.0 billion, about 1.7% of outstandings at year-end 2001. Commercial Finance receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

        Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $66.0 billion at December 31, 2002, an increase of $16.0 billion from year-end 2001. This portfolio of receivables increased primarily from increased originations, acquisition growth and the net effects of foreign currency translation, partially offset by sales and securitizations. Nonearning consumer receivables at December 31, 2002, were $1.6 billion, about 2.4% of outstandings, compared with $1.3 billion, about 2.7% of outstandings at year-end 2001.

        “Other, principally Equipment Management” financing receivables before allowance for losses amounted to $8.5 billion at December 31, 2002, a decrease of $0.3 billion from year-end 2001, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio. Nonearning receivables at December 31, 2002, were $0.1 billion, about 1.0% of outstandings, compared with $0.2 billion, about 1.8% of outstandings at year-end 2001.

        Delinquency rates on consumer financing receivables at December 31, 2002, were 5.34%; at year-end 2001 were 5.21%; and at year-end 2000 were 4.53% on a managed basis. Increased 2002 and 2001 delinquencies reflected our secured financing business acquired in 2001 and volume growth in that business in 2002. When delinquent, these loans have relatively lower losses than the rest of our consumer portfolio. Delinquencies on Commercial Finance equipment loans and leases were 1.72%, 2.16% and 1.68% at year-end 2002, 2001 and 2000, respectively, on a managed basis. The decline at December 31, 2002, primarily reflected a higher concentration of Vendor Financial Services receivables coupled with improved collection results at Commercial Equipment Finance. The increase at December 31, 2001, reflected the acquisition of Heller Financial, Inc. Future provisions for losses will depend primarily on the size of the portfolio, which is expected to continue to grow, and on associated business and economic conditions.

INSURANCE RECEIVABLES of GECS were $31.6 billion at year-end 2002, an increase of $3.3 billion that was primarily attributable to acquisitions and core growth at GE Financial Assurance, increased recoveries under existing retrocession agreements at ERC and an increase in mortgages held for investment at Mortgage Insurance.

OTHER RECEIVABLES of GECS totaled $13.0 billion at December 31, 2002, and $13.3 billion at December 31, 2001, and consist primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain trade payable programs), amounts due under operating leases, receivables due on sales of securities and various sundry items.

PROPERTY, PLANT AND EQUIPMENT (including equipment leased to others) was $47.2 billion at December 31, 2002, up $5.1 billion from 2001, primarily reflecting acquisitions of commercial aircraft at Commercial Finance. GE property, plant and equipment consists of investments for its own productive use, whereas the largest element for GECS is equipment provided to third parties on operating leases. Details by category of investment are presented in note 15.

        GE expenditures for plant and equipment during 2002 totaled $2.4 billion, compared with $2.9 billion in 2001. Total expenditures for the past five years were $12.4 billion, of which 38% was investment for growth through new capacity and product development; 35% was investment in productivity through new equipment and process improvements; and 27% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

        GECS additions to property, plant and equipment (including equipment leased to others) were $11.0 billion and $12.6 billion during 2002 and 2001, respectively, primarily reflecting acquisitions of commercial aircraft at Commercial Finance.

INTANGIBLE ASSETS were $46.2 billion at year-end 2002, up from $35.1 billion at year-end 2001. GE intangibles increased to $23.1 billion from $14.4 billion at the end of 2001, principally as a result of goodwill and other intangibles related to acquisitions by NBC, Specialty Materials and Industrial Systems. GECS intangibles increased $2.4 billion to $23.1 billion, reflecting goodwill and other intangibles associated with acquisitions and purchase accounting adjustments primarily related to the 2001 acquisition of Heller Financial, Inc., partially offset by the impairment of goodwill from adopting SFAS 142 (see notes 1 and 16).


Annual Report Page 62

ALL OTHER ASSETS totaled $93.2 billion at year-end 2002, an increase of $16.6 billion from the end of 2001. GE other assets increased $5.0 billion, principally reflecting increases in the prepaid pension asset and acquisitions. GECS other assets increased $12.1 billion, principally the result of acquisitions affecting real estate and separate accounts (investments controlled by policyholders); the transfer of Home Depot private label credit card receivables (assets held for sale) in preparation for their sale when that contract is terminated in 2003; and increasing deferred acquisition costs in connection with ongoing insurance operations, partially offset by a reduction in our investment in associated companies reflecting the consolidation of the Banc One joint venture (see note 17).

CONSOLIDATED BORROWINGS aggregated $279.4 billion at December 31, 2002, compared with $232.9 billion at the end of 2001. The major debt-rating agencies evaluate the financial condition of GE and of GE Capital Corporation (GE Capital), the major public borrowing entity of GECS, differently because of their distinct business characteristics. Using criteria appropriate to each and considering their combined strength, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital.

        GE total borrowings were $9.8 billion at year-end 2002 ($8.8 billion short term, $1.0 billion long term), an increase of $7.3 billion from year-end 2001. GE total debt at the end of 2002 equaled 13.1% of total capital, up from 4.3% at the end of 2001.

        GECS total borrowings were $270.9 billion at December 31, 2002, of which $130.1 billion is due in 2003 and $140.8 billion is due in subsequent years. Comparable amounts at the end of 2001 were $239.9 billion in total, $160.8 billion due within one year and $79.1 billion due thereafter. A large portion of GECS borrowings ($84.2 billion and $117.5 billion at the end of 2002 and 2001, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 47 days and 1.95% at the end of 2002, compared with 46 days and 2.37% at the end of 2001. The GE Capital ratio of debt to equity was 6.58 to 1 at the end of 2002 and 7.31 to 1 at the end of 2001.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS of $135.9 billion at December 31, 2002, were $21.6 billion higher than in 2001. The increase was primarily attributable to acquisitions, growth in deferred annuities and guaranteed investment contracts at GE Financial Assurance and adverse development at ERC. For additional information on these liabilities, see note 19.

INTEREST RATE AND CURRENCY RISK MANAGEMENT is important in our normal business activities. We use derivative financial instruments to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, we do not engage in derivatives trading, derivatives market-making or other speculative activities.

        The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest and currency exchange rates. The following discussion is based on so-called “shock tests,” which model effects of interest rate and currency shifts on the reporting company. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

  One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a “parallel shift in the yield curve”). Under this model, with all else held constant, we estimate that such an increase, including repricing in the securities portfolio, would reduce the 2003 net earnings of GECS based on year-end 2002 positions by approximately $184 million; the pro-forma effect for GE was $61 million. Based on positions at year-end 2001, the pro-forma effect on 2002 net earnings of such an increase in interest rates was estimated to be a decrease of approximately $189 million for GECS and was insignificant for GE.
  Our geographic distribution of operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed year-end 2002 consolidated currency exposures, including financial instruments designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, we estimated at year-end 2002 that such a decrease would have an insignificant effect on 2003 earnings.


Annual Report Page 63

Statement of Changes in Share Owners’ Equity (page 72)

Share owners’ equity increased $8.9 billion, $4.3 billion and $7.9 billion in 2002, 2001 and 2000, respectively. The increases were largely attributable to net earnings of $14.1 billion, $13.7 billion and $12.7 billion, partially offset by dividends declared of $7.3 billion, $6.6 billion and $5.6 billion in 2002, 2001 and 2000, respectively.

        Currency translation adjustments increased equity by $1.0 billion in 2002, compared with reductions of $0.6 billion and $1.2 billion in 2001 and 2000, respectively. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2002, strengthening in the euro and, to a lesser extent, Asian currencies versus the U.S. dollar reversed trends in those exchange relationships over the prior two years. The euro strengthened significantly versus the U.S. dollar in 2002, and was relatively unchanged in 2001 after weakening in 2000. Asian currencies also strengthened against the dollar in 2002, and had weakened in 2001 and 2000. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

        Adoption of SFAS 133 in 2001 reduced equity by $955 million, including $827 million at the date of adoption. Further information about this accounting change is provided in note 1.

Statement of Cash Flows (pages 76-77)

Because cash management activities of GE and GECS are separate and distinct, it is more useful to review their cash flows separately.

GE CASH AND EQUIVALENTS aggregated $1.1 billion at the end of 2002, down from $9.8 billion at year-end 2001. GE periodically invests available cash in GECS short-term borrowings. Such amounts are classified as cash equivalents in the GE Statement of Financial Position. No such investments were made as of December 31, 2002, compared with $8.7 billion at December 31, 2001.

        During 2002, GE generated $10.1 billion in cash from operating activities, a $7.1 billion decrease from 2001 as orders for new Power Systems equipment and the associated progress collections declined sharply. Excluding effects of progress collections, cash from operating activities increased 10% in 2002 and 13% in 2001, including effects of receivables monetization programs in both years. In addition to the $10.1 billion of cash from operating activities, GE began 2002 with $9.8 billion of cash and increased net cash from borrowings by $6.8 billion, for a total of $26.7 billion. We used the cash to invest in strategic acquisitions ($9.0 billion) and property, plant and equipment ($2.4 billion); to reward our share owners with increased dividends (totaling $7.2 billion) and to buy shares under our share repurchase program ($2.0 billion); and to contribute capital to our financial services businesses ($6.3 billion, including $1.8 billion contributed to ERC).

        During 2001 and 2000, GE generated $32.6 billion of cash from operating activities, including $6.7 billion cumulative additional cash from progress collections. This cash provided resources for dividends to share owners ($11.8 billion); continuation of the share repurchase program ($5.4 billion); investment in property, plant and equipment ($5.4 billion); and completion of strategic acquisitions ($2.6 billion).

GE CUMULATIVE CASH FLOWS SINCE 1994 (In billions)

        Under the share repurchase program initiated in December 1994, we have purchased 1.1 billion shares of GE stock. In December 2001, the GE Board of Directors increased the amount authorized from $22 billion to $30 billion. Funds used for the share repurchase are expected to be generated largely from operating cash flow.

        Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to continue the share repurchase program, to grow dividends and to continue making selective investments for long-term growth. We expect expenditures for plant and equipment to be about $2.2 billion in 2003, principally for productivity and growth.


Annual Report Page 64

GECS CASH AND EQUIVALENTS aggregated $7.9 billion at the end of 2002, up from $7.3 billion at year-end 2001. Over the past three years, GECS borrowings with maturities of 90 days or less have decreased by $13.2 billion. New borrowings of $173.7 billion having maturities longer than 90 days were added during those years, while $107.2 billion of such longer-term borrowings were retired. GECS also generated $48.1 billion from operating activities over the last three years, which benefited in 2002 and 2001 from increases in insurance liabilities and reserves.

        The principal use of cash by GECS has been investing in assets to grow our businesses. Of the $122.9 billion that GECS invested over the past three years, $48.0 billion was used for additions to financing receivables; $35.0 billion was used to invest in new equipment, principally for lease to others; and $24.8 billion was used for acquisitions of new businesses, the largest of which were Australian Guarantee Corporation, Security Capital and Deutsche Financial Services in 2002 and Heller Financial, Inc. and Mellon Leasing in 2001.

        With the financial flexibility that comes with excellent credit ratings, we believe that GECS should be well positioned to meet the global needs of its customers for capital and to continue providing our share owners with good returns.

Additional Considerations

COMMERCIAL AIRLINES. Following the events of September 11, 2001, many of our airline customers have experienced financial difficulties. In the face of declining traffic, they have responded by curtailing flight schedules and deferring and canceling deliveries of commercial aircraft. Deteriorating aircraft utilization and pricing affects Commercial Finance, which owned 1,161 commercial aircraft at December 31, 2002, when, despite pressure on the industry, 1,149, or 99% were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry in 2003.

        Aircraft Engines sales of new equipment often include long-term customer financing commitments. Under these commitments, it is our policy to establish a secured position in the aircraft being financed. At year-end 2002, guarantees of $0.7 billion were in place. Further, we had committed $1.6 billion to provide financial assistance on future aircraft sales (see note 30). Our guarantees and commitments are secured by individual aircraft or pools of aircraft engines related to the specific financing arrangement. At December 31, 2002, the total estimated fair value of aircraft securing these guarantees exceeded the guaranteed amounts, net of the associated allowance for losses.

        At year-end 2002, Commercial Finance had provided loans and leases of $26.6 billion, and combined with our insurance business, had $1.9 billion of investment securities related to the airline industry. In addition, Commercial Finance had funding commitments of $0.5 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices approximating $15.4 billion at year-end 2002. Commercial Finance held placement agreements with commercial airlines for 40 of the 42 aircraft scheduled for delivery in 2003.

        Two of our major airline customers, US Airways Group Inc. and UAL Corp, the parent companies of US Airways and United Airlines, respectively, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy in 2002. At December 31, 2002, our exposure related to these airlines amounted to $3.7 billion, including loans, leases, investment securities, guarantees and commitments as discussed above. Various Boeing and Airbus aircraft secure these financial exposures. We have provided for our best estimate of probable losses under these particular arrangements in light of estimated amounts recoverable under recourse provisions.

        In December 2002, Commercial Finance and US Airways Group Inc. agreed on a global restructuring plan that was approved by the cognizant Bankruptcy Court in January 2003. The plan will provide the airline with up to $120 million debtor-in-possession financing, which will be subsequently refinanced as part of a $360 million facility being provided by us upon US Airways Group Inc.'s exiting from Chapter 11, and $350 million of future lease financing for regional jet aircraft. Upon US Airways Group Inc.'s emergence from bankruptcy we would receive warrants to buy five percent of the Class A shares of the reorganized US Airways Group Inc. along with 3.8 million shares of its Class A preferred stock.

        Commercial aviation is important to us, as it is to the global economy, and we are pleased that our technology, our proactive partnering and our financial strength have earned us the loyalty of our customer base in that industry. At the same time, we are pleased to have served the needs of our global investors with prudent management of our exposure to the industry’s risks. Our underwriting establishes positions that are secured by tangible assets; our risk management protects our investments; and we record losses in accordance with the applicable requirements.

TELECOMMUNICATIONS. Financial services investments in and contractual commitments to customers in the telecommunications and cable industries amounted to $9.2 billion and $2.9 billion, respectively, as of December 31, 2002, and primarily comprised financing receivables and investment securities. Included in the telecommunications amount is Commercial Finance’s equity method investment in SES Global of $1.7 billion. Like all financial services positions, these receivables and investments have been entered into subject to strict risk and underwriting criteria, are diversified, and financing receivables are generally secured. During recent declines in the values of these portfolios, the positions have been routinely reviewed for credit and impairment losses, and actions have been taken to mitigate exposures. We have made provision for probable losses. Future losses, if any, will depend upon business and economic developments as well as the success of risk mitigation actions.


Annual Report Page 65

Liquidity

The major debt-rating agencies evaluate the financial condition of GE and of GE Capital Corporation (GE Capital), the major public borrowing entity of GECS, differently because of their distinct business characteristics. Factors that are important to the ratings of both include the following: cash generating ability—including cash generated from operating activities; earnings quality—including revenue growth and the breadth and diversity of sources of income; leverage ratios—such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, those major rating agencies continue to give the highest ratings to debt of both GE and GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

        One of our strategic objectives is to maintain these ratings on debt issued by GE and GE Capital. Our Triple-A rating lowers our cost of borrowings and facilitates access to a variety of lenders. We manage our businesses in a manner consistent with maintaining these Triple-A ratings.

        To support the GE Capital rating, at the end of 2002, GE was contractually committed to maintain the ratios of earnings to fixed charges at GE Capital at a specified level. To build equity, the GECS Board of Directors intends to reduce GECS dividend payments to GE to 10% of operating earnings. GE contributed $6.3 billion of cash in 2002, of which $1.8 billion funded certain loss development at ERC. See also “January 1, 2003, Reclassification of Financial Services Segment Profit” on page 58. Our plans are to reduce the level of debt and increase equity in financial services; targeting 2005 for elimination of the $12.5 billion of debt allocated to All Other GECS as of January 1, 2003. Proceeds from any strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

        During 2002, certain external credit rating agencies announced the lowering of financial strength ratings with respect to GE Global Insurance Holding and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. Debt ratings for GE Global Insurance Holding affect $1.7 billion of outstanding debt. These ratings were adjusted negatively in 2002, but remained investment grade. We do not believe these actions will materially affect GE Global Insurance Holding liquidity or capital resources or the ability to write future business.

GLOBAL COMMERCIAL PAPER MARKETS are also a primary source of liquidity for GE and financial services. GE Capital is the most widely-held name in those markets and is the principal issuer of financial services debt. Financial services debt composition as of December 31, 2002 and 2001, follows.

December 31                                                2002             2001
---------------------------------------------------------------------------------
Senior notes                                                 52%              33%
Commercial paper                                             31               49
Other--principally current portion
of long-term debt                                            17               18
---------------------------------------------------------------------------------
Total                                                       100%             100%
=================================================================================

During 2002, GE Capital issued approximately $88 billion of long-term debt in U.S. and international markets. These funds were used primarily to reduce the amount of commercial paper outstanding by $33 billion and to fund acquisitions and new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital anticipates issuing approximately $60 billion of long-term debt using both U.S. and international markets during 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

        We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks, an increase of $21 billion since December 31, 2001, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from lending and leasing activities, short-term secured funding on global assets, and potential asset sales.


Annual Report Page 66

OFF BALANCE SHEET ARRANGEMENTS are used in the ordinary course of business to achieve improved share owner returns. One of the most common forms of off balance sheet arrangements is asset securitization. The securitization transactions we engage in are similar to those used by many financial institutions and are part of a $700 billion annual market for asset-backed commercial paper. We use sponsored and third-party entities to execute securitization transactions funded in the commercial paper and term markets. As part of this program, we consider the relative risks and returns of each alternative and predominantly use sponsored entities. We believe that these transactions could be readily executed through non-sponsored entities or term securitization at modest incremental cost. Beyond improved returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions, transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers.

        Simply stated, in a typical securitization transaction, we sell high-quality financial assets to entities that have financed those purchases using low-cost, highly-rated commercial paper. In the following paragraphs, we describe in more detail how these transactions with such entities typically work.

        The first step in the securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities (qualifying entities). Among other criteria, a qualifying entity’s activities must be restricted to passive investment in financial assets and issuance of retained interests in those assets. Under generally accepted accounting principles, entities meeting these criteria are not consolidated in the sponsor’s financial statements. We sell selected financial assets to qualifying entities. Examples include financing and credit card receivables and trade receivables. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets we own.

        Qualifying entities raise cash by issuing retained interests—rights to cash flows from the assets—to other SPEs we sponsor that issue highly-rated commercial paper to third-party institutional investors. These SPEs use commercial paper proceeds to obtain retained interests in the financial assets of qualifying entities, as well as financial assets originated by multiple third parties. We provide credit support for certain of these assets, as well as liquidity support for the commercial paper. In accordance with our contractual commitments to the qualifying entities, we rigorously underwrite and service the associated assets, both those we originate and those originated by other participants. All of the qualifying entities’ assets serve as collateral for the commercial paper. Support activities include credit reviews at acquisition and ongoing review, billing and collection activities—the same support activities that GECS employs for its own financing receivables. These entities are not consolidated in the accompanying financial statements.

        Our sponsored SPEs are routinely evaluated by the major credit rating agencies, including monthly reviews of key performance indicators and annual reviews of asset quality. Commercial paper issued by these entities has always received the highest available ratings from the major credit rating agencies and at year-end 2002 was rated A-1+/P-1.

        Assets held by SPEs include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. In addition to being of high credit quality, these assets are diversified to avoid concentrations of risk. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Such assets totaled $42.2 billion and $43.0 billion at December 31, 2002 and 2001, respectively.

        Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of retained interests and servicing rights and an allowance for losses. Total securitization sales resulted in gains of $0.8 billion and $1.3 billion in 2002 and 2001, respectively, and are included in revenues net of any effects of replenishing securitized credit card balances.

        In addition to the securitization activities discussed previously, Financial Guaranty Insurance Company (FGIC), an affiliate that is a leader in the municipal bond insurance market, uses SPEs that offer municipalities guaranteed investment contracts with interests in high-quality, fixed maturity, investment grade assets. FGIC actively manages these assets under strict investment criteria and GE Capital also provides certain performance guarantees. Total assets in sponsored FGIC entities amounted to $13.7 billion and $13.4 billion at December 31, 2002 and 2001, respectively.

        We provide financial support related to assets held by certain SPEs through liquidity agreements, credit support, performance guarantees and guarantee and reimbursement contracts. Net credit and liquidity support amounted to $27.2 billion after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $15.9 billion from 2001. This amount includes credit support, in which we provide recourse for a maximum of $16.9 billion of credit losses in SPEs. Potential credit losses are provided for in our financial statements. Based on management’s best estimate of probable losses inherent in the portfolio, we provided an allowance of $233 million for recourse obligations at year-end 2002. Performance guarantees relate to letters of credit and liquidity support for guaranteed investment contracts and are subject to a maximum of $3.8 billion at December 31, 2002.


Annual Report Page 67

        None of the GE sponsored SPEs is permitted to hold GE stock, and there are no commitments or guarantees that provide for the potential issuance of GE stock. These entities do not engage in speculative activities of any description, are not used to hedge our asset positions, and under GE integrity policies, no GE employee, officer or director is permitted to invest in any sponsored SPE.

        We have extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied to both asset servicing and to activities in the credit markets, we believe that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have an adverse economic effect on us.

        Under FIN 46, Consolidation of Variable Interest Entities, new consolidation criteria will be applied to certain SPEs, which it defines as “Variable Interest Entities.” Additional information about entities that fall within the scope of FIN 46 is provided in note 29.

PRINCIPAL DEBT CONDITIONS that could automatically result in remedies, such as acceleration of GE or financial services debt, are described below.

  If the short-term credit rating of GE Capital or certain SPEs discussed further in note 29 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum amount (net of participated liquidity and arrangements that defer liquidity to 2004) that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $22.6 billion at December 31, 2002.

  If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the SPEs. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $2.7 billion at December 31, 2002.

  If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $1.1 billion to the FGIC SPEs and could be required to repay an amount of FGIC’s guaranteed investment contracts as specified by contract; at December 31, 2002, that maximum repayment was $3.6 billion.

  If the long-term credit rating of either GE or GECS under certain swap, forward and option contracts falls below A-/A3, certain remedies are required as discussed in note 28.

  If GE Capital’s ratio of earnings to fixed charges, which was 1.65:1 at the end of 2002, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 6.58:1 at the end of 2002, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 2002 and 2001.

None of these conditions has been met in GE or GECS history, and we believe that under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on our operations, cash flows or financial position.

TIMING OF CONTRACTUAL COMMITMENTS at GE and GECS during the next five years, related to leases and debt, follows.

(In billions)                       2003      2004      2005      2006      2007
--------------------------------------------------------------------------------
GE                               $     0.6    $0.8      $0.4      $0.4      $0.3
GECS
  Commercial paper                    84.2      --        --        --        --
  Other                               46.6    47.5(a)   22.3      10.3      14.8
================================================================================

(a) Extendible notes amounting to $12 billion are floating rate securities with an initial maturity of 13 months, which can be extended on a rolling basis, at the investor’s option to a final maturity of five years ending in 2007. We expect substantially all of the notes will remain outstanding until final maturity, but have included their face amount in 2004 commitments .


Annual Report Page 68

MANAGEMENT'S DISCUSSION OF SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA, summarized on the following page, are divided into three sections: upper portion—consolidated data; middle portion—GE data that reflect various conventional measurements for such enterprises; and lower portion—GECS data that reflect key information pertinent to financial services businesses.

GE’S TOTAL RESEARCH AND DEVELOPMENT expenditures were $2.6 billion in 2002, compared with $2.3 billion and $2.2 billion in 2001 and 2000, respectively. In 2002, expenditures from GE’s own funds were $2.2 billion, an increase of 12% from 2001, reflecting continuing research and development work related to new product, service, information and process technologies. Product technology efforts in 2002 included continuing development work on the next generation of gas turbines, further advances in state-of-the-art diagnostic imaging technologies, developing reduced emissions and more fuel-efficient locomotives, improving the performance and efficiency of wind energy turbines and continuing development of more fuel-efficient, cost-effective aircraft engine designs. Services technologies include further advances in diagnostic applications, including remote diagnostic capabilities related to repair and maintenance of medical equipment, aircraft engines, power generation equipment and locomotives. Information technology advances in the healthcare field are helping our customers integrate their various devices and critical systems. Process technologies provided improved product quality and performance and increased capacity for manufacturing engineered materials. Expenditures funded by customers (mainly the U.S. government) were $416 million in 2002, compared with $369 million in 2001.

GE’S TOTAL BACKLOG of firm unfilled orders at the end of 2002 was $36.1 billion, a decrease of 24% from year-end 2001, reflecting softening demand for new equipment in the power generation business at Power Systems, partially offset by higher backlog at Transportation Systems and Aircraft Engines. Of the total backlog, $28.6 billion related to products, of which 65% was scheduled for delivery in 2003. Product services orders, included in this reported backlog for only the succeeding 12 months, were $7.5 billion at the end of 2002. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to penalties. See Segment Operations beginning on page 50 for further information.

MANAGEMENT'S DISCUSSION OF THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

Accounting policies discussed in this section are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

LOSSES ON FINANCING RECEIVABLES are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Exposure to losses on financing receivables at year-end 2002 was $222.3 billion, including credit support for special purpose entities, against which an allowance for losses of $5.8 billion was provided. Further information is provided on pages 60 and 61, and in notes 1, 12, 13 and, for special purpose entities, in note 29. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2003.

IMPAIRMENT OF INVESTMENT SECURITIES results in a charge to operations when a market decline below cost is other than temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. GECS investment securities amounted to $116.5 billion at year-end 2002. Gross unrealized gains and losses included in that carrying amount related to debt securities were $4.2 billion and $1.9 billion, respectively. Gross unrealized gains and losses on equity securities were $0.2 billion and $0.5 billion, respectively. Of securities with unrealized losses at year-end 2002, and based on application of our accounting policy for impairment, approximately $800 million of portfolio value, including approximately $200 million from the telecommunications and cable industries, is at risk of being charged to earnings in 2003. GECS actively performs comprehensive market research, monitors market conditions and segments its investments by credit risk in order to minimize impairment risks. Further information is provided in notes 1 and 9 and on page 60, which discusses the investment securities portfolio.


Annual Report Page 69

SELECTED FINANCIAL DATA

(Dollar amounts in millions; per-share amounts in dollars)          2002            2001           2000          1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
    Revenues                                                 $   131,698     $   125,913     $  129,853    $  111,630    $  100,469
    Earnings before accounting changes                            15,133          14,128         12,735        10,717         9,296
    Cumulative effect of accounting changes                       (1,015)           (444)          --            --            --
    Net earnings                                                  14,118          13,684         12,735        10,717         9,296
    Dividends declared                                             7,266           6,555          5,647         4,786         4,081
    Earned on average share owners' equity excluding
       effect of accounting changes                                 25.8%           27.1%          27.5%         26.8%         25.7%
    Per share
       Earnings before accounting changes--diluted           $      1.51     $      1.41     $     1.27    $     1.07    $     0.93
       Cumulative effect of accounting changes--diluted            (0.10)          (0.04)          --            --            --
       Earnings--diluted                                            1.41            1.37           1.27          1.07          0.93
       Earnings before accounting changes--basic                    1.52            1.42           1.29          1.09          0.95
       Cumulative effect of accounting changes--basic              (0.10)          (0.04)          --            --            --
       Earnings--basic                                              1.42            1.38           1.29          1.09          0.95
       Dividends declared                                           0.73            0.66           0.57       0.48 2/3      0.41 2/3
       Stock price range                                     41.84-21.40     52.90-28.25     60.50-41.67   53.17-31.42   34.65-23.00
       Year-end closing stock price                                24.35           40.08          47.94         51.58         34.00
    Total assets                                                 575,244         495,023        437,006       405,200       355,935
    Long-term borrowings                                         140,632          79,806         82,132        71,427        59,663
    Shares outstanding--average (in thousands)                 9,947,113       9,932,245      9,897,110     9,833,478     9,806,995
    Share owner accounts--average                                655,000         625,000        597,000       549,000       534,000
===================================================================================================================================
GE DATA
    Short-term borrowings                                    $     8,786     $     1,722     $      940    $    2,245    $    3,466
    Long-term borrowings                                             970             787            841           722           681
    Minority interest                                              1,028             948            968           823           816
    Share owners' equity                                          63,706          54,824         50,492        42,557        38,880
-----------------------------------------------------------------------------------------------------------------------------------
       Total capital invested                                $    74,490     $    58,281     $   53,241    $   46,347    $   43,843
===================================================================================================================================
    Return on average total capital invested
       excluding effect of accounting changes                       24.5%           27.0%          27.4%         25.8%         23.9%
    Borrowings as a percentage of total capital invested            13.1%            4.3%           3.3%          6.4%          9.5%
    Working capital (a)                                      $     3,821     $    (2,398)    $      799    $    3,922    $    5,038
    Additions to property, plant and equipment                     2,386           2,876          2,536         2,036         2,047
    Employees at year end
       United States                                             125,000         125,000        131,000       124,000       125,000
       Other countries                                            94,000          94,000         92,000        86,000        82,000
-----------------------------------------------------------------------------------------------------------------------------------
       Total employees                                           219,000         219,000        223,000       210,000       207,000
===================================================================================================================================
GECS DATA
    Revenues                                                 $    58,187     $    58,353     $   66,177    $   55,749    $   48,694
    Earnings before accounting changes                             4,626           5,586          5,192         4,443         3,796
    Cumulative effect of accounting changes                       (1,015)           (169)          --            --            --
    Net earnings                                                   3,611           5,417          5,192         4,443         3,796
    Share owner's equity                                          36,929          28,590         23,022        20,321        19,727
    Minority interest                                              4,445           4,267          3,968         4,391         3,459
    Total borrowings                                             270,962         239,935        205,371       200,025       172,200
    Ratio of debt to equity at GE Capital                         6.58:1          7.31:1         7.53:1        8.44:1        7.86:1
    Total assets                                             $   489,828     $   425,484     $  370,636    $  345,018    $  303,297
    Insurance premiums written                                    16,999          15,843         16,461        13,624        11,865
    Employees at year end
       United States                                              40,000          33,000         37,000        43,000(b)     38,000
       Other countries                                            56,000          58,000         53,000        57,000        48,000
-----------------------------------------------------------------------------------------------------------------------------------
       Total employees                                            96,000          91,000         90,000       100,000        86,000
===================================================================================================================================
Transactions between GE and GECS have been eliminated from the consolidated information.

(a) Working capital is defined as the sum of receivables from the sales of goods and services, plus inventories, less trade accounts payable and progress collections.

 (b) Excludes employees of Montgomery Ward in 1999.


Annual Report Page 70

REVENUE RECOGNITION ON LONG-TERM AGREEMENTS to provide product services (product services agreements) requires estimates of profits over the multi-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; cost of personnel; spare parts and other resources required to perform the services; and future cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. Revisions that affect a product services agreement’s total estimated profitability will also result in an immediate adjustment of earnings. We also regularly assess customer credit risk inherent in the carrying amounts of contract costs and estimated earnings and provide for losses when they are incurred. Carrying amounts for product services agreements in progress at December 31, 2002 and 2001, were $2.9 billion and $2.3 billion, respectively, and are included in “contract costs and estimated earnings” in note 17. Adjustments to earnings resulting from revisions to estimates on product services agreements have been insignificant for each of the years in the three-year period ended December 31, 2002.

INSURANCE LIABILITIES AND RESERVES differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period’s claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) is also based on approved actuarial techniques that include assumptions about mortality, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time—often many years—that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an “excess-of-loss” basis and the resulting lags in receiving current claims data. GECS insurance liabilities, reserves and annuity benefits within the Insurance segment totaled $135.9 billion at year-end 2002. Of that total, $30.6 billion ($20.9 billion net of reinsurance recoverables) related to unpaid claims and claims adjustment expenses under short-duration insurance contracts of which ERC’s share approximated $26.6 billion ($17.4 billion net of reinsurance recoverables).

        We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methodologies are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of “reasonably possible” loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methodologies are given more weight for purposes of determining the “best estimate” of ultimate losses in a particular reserving segment. As discussed on pages 53-54, in recent periods and continuing throughout 2002, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001 at ERC, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002.

PENSION ASSUMPTIONS. Pension benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these critical assumptions at least annually. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Of course, actual results in any given year will often differ from actuarial assumptions because of economic and other factors.


Annual Report Page 71

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. For our principal plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $180 million. We reduced our discount rate from 7 1/4% to 6 3/4% for 2003 to reflect market interest rate conditions.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A 50 basis point decrease in the expected return on assets of principal plans would increase pension expense on our principal plans by approximately $240 million per year. We assumed that long-term returns on our pension plans were 8 1/2% in 2002 and 9 1/2% in 2001 and 2000. Further information on our principal pension plans is provided on pages 47-48 of Management’s Discussion and Analysis under the caption Principal Costs and Expenses for GE. Note 6 to the consolidated financial statements includes disclosure of these assumptions.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.


Annual Report Page 72

STATEMENT OF EARNINGS

                                                                         General Electric Company and
                                                                            consolidated affiliates
For the years ended December 31                                      -----------------------------------
(In millions; per-share amounts in dollars)                              2002         2001         2000
--------------------------------------------------------------------------------------------------------
REVENUES
     Sales of goods                                                 $  55,096    $  52,677    $  54,828
     Sales of services                                                 21,138       18,722       18,126
     Other income (note 2)                                              1,013          234          436
     Earnings of GECS before accounting changes                          --           --           --
     GECS revenues from services (note 3)                              54,451       54,280       56,463
--------------------------------------------------------------------------------------------------------
         Total revenues                                               131,698      125,913      129,853
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES (note 4)
     Cost of goods sold                                                38,833       35,678       39,312
     Cost of services sold                                             14,023       13,419       12,511
     Interest and other financial charges                              10,216       11,062       11,720
     Insurance losses and policyholder and annuity benefits            17,608       15,062       14,399
     Provision for losses on financing receivables (note 13)            3,087        2,481        2,045
     Other costs and expenses                                          28,714       28,162       30,993
     Minority interest in net earnings of consolidated affiliates         326          348          427
--------------------------------------------------------------------------------------------------------
         Total costs and expenses                                     112,807      106,212      111,407
--------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES                    18,891       19,701       18,446
Provision for income taxes (note 7)                                    (3,758)      (5,573)      (5,711)
--------------------------------------------------------------------------------------------------------
EARNINGS BEFORE ACCOUNTING CHANGES                                     15,133       14,128       12,735
Cumulative effect of accounting changes (note 1)                       (1,015)        (444)        --
--------------------------------------------------------------------------------------------------------
NET EARNINGS                                                        $  14,118    $  13,684    $  12,735
========================================================================================================
Per-share amounts (note 8)
     Per-share amounts before accounting changes
         Diluted earnings per share                                 $    1.51    $    1.41    $    1.27
         Basic earnings per share                                   $    1.52    $    1.42    $    1.29
     Per-share amounts after accounting changes
         Diluted earnings per share                                 $    1.41    $    1.37    $    1.27
         Basic earnings per share                                   $    1.42    $    1.38    $    1.29
========================================================================================================
Dividends declared per share                                        $    0.73    $    0.66    $    0.57
========================================================================================================

CONSOLIDATED STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

(In millions)                                                            2002         2001         2000
--------------------------------------------------------------------------------------------------------
Changes in share owners' equity (note 24)
Balance at January 1                                                $  54,824    $  50,492    $  42,557
--------------------------------------------------------------------------------------------------------
Dividends and other transactions with share owners                     (6,382)      (7,529)      (3,044)
--------------------------------------------------------------------------------------------------------
Changes other than transactions with share owners
     Increase attributable to net earnings                             14,118       13,684       12,735
     Investment securities--net                                         1,303         (306)        (552)
     Currency translation adjustments                                   1,000         (562)      (1,204)
     Derivatives qualifying as hedges                                  (1,157)        (955)        --
         Total changes other than transactions with share owners       15,264       11,861       10,979
--------------------------------------------------------------------------------------------------------
Balance at December 31                                              $  63,706    $  54,824    $  50,492
========================================================================================================

The notes to consolidated financial statements on pages 78-109 are an integral part of these statements.


Annual Report Page 73

STATEMENT OF EARNINGS (continued)
                                                                       GE                                 GECS
                                                      --------------------------------    --------------------------------
                                                          2002        2001        2000        2002        2001        2000
--------------------------------------------------------------------------------------------------------------------------
REVENUES
     Sales of goods                                   $ 51,957    $ 49,057    $ 45,427    $  3,296    $  3,627    $  9,408
     Sales of services                                  21,360      18,961      18,380        --          --          --
     Other income (note 2)                               1,106         433         498        --          --          --
     Earnings of GECS before accounting changes          4,626       5,586       5,192        --          --          --
     GECS revenues from services (note 3)                 --          --          --        54,891      54,726      56,769
--------------------------------------------------------------------------------------------------------------------------
         Total revenues                                 79,049      74,037      69,497      58,187      58,353      66,177
--------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES (note 4)
     Cost of goods sold                                 35,951      32,419      30,782       3,039       3,266       8,537
     Cost of services sold                              14,245      13,658      12,765        --          --          --
     Interest and other financial charges                  569         817         811       9,935      10,598      11,111
     Insurance losses and policyholder and
        annuity benefits                                  --          --          --        17,608      15,062      14,399
     Provision for losses on financing
        receivables (note 13)                             --          --          --         3,087       2,481       2,045
     Other costs and expenses                            9,131       8,637       8,392      19,828      19,817      22,767
     Minority interest in net earnings of
        consolidated affiliates                            183         185         213         143         163         214
--------------------------------------------------------------------------------------------------------------------------
         Total costs and expenses                       60,079      55,716      52,963      53,640      51,387      59,073
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES     18,970      18,321      16,534       4,547       6,966       7,104
Provision for income taxes (note 7)                     (3,837)     (4,193)     (3,799)         79      (1,380)     (1,912)
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE ACCOUNTING CHANGES                      15,133      14,128      12,735       4,626       5,586       5,192
Cumulative effect of accounting changes (note 1)        (1,015)       (444)       --        (1,015)       (169)       --
--------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                          $ 14,118    $ 13,684    $ 12,735    $  3,611    $  5,417    $  5,192
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
"General Electric Company and consolidated affiliates" columns on page 72.


Annual Report Page 74

STATEMENT OF FINANCIAL POSITION
                                                                                 General Electric Company
                                                                               and consolidated affiliates
                                                                               ---------------------------
At December 31 (In millions)                                                          2002        2001
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                             $   8,910   $   8,433
Investment securities (note 9)                                                     116,862     101,017
Current receivables (note 10)                                                       10,681       9,590
Inventories (note 11)                                                                9,247       8,565
Financing receivables (investments in time sales, loans and financing leases)--
     net (notes 12 and 13)                                                         199,917     174,140
Insurance receivables (note 14)                                                     31,585      28,312
Other GECS receivables                                                              11,444      11,105
Property, plant and equipment (including equipment leased to others)--
     net (note 15)                                                                  47,204      42,140
Investment in GECS                                                                    --          --
Intangible assets--net (note 16)                                                    46,180      35,124
All other assets (note 17)                                                          93,214      76,597
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 575,244   $ 495,023
==========================================================================================================
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                                  $ 138,775   $ 153,076
Accounts payable, principally trade accounts                                        18,874      18,158
Progress collections and price adjustments accrued                                   6,706      11,751
Dividends payable                                                                    1,895       1,787
All other current costs and expenses accrued                                        15,577      14,132
Long-term borrowings (note 18)                                                     140,632      79,806
Insurance liabilities, reserves and annuity benefits (note 19)                     135,853     114,223
All other liabilities (note 20)                                                     35,236      32,921
Deferred income taxes (note 21)                                                     12,517       9,130
----------------------------------------------------------------------------------------------------------
     Total liabilities                                                             506,065     434,984
----------------------------------------------------------------------------------------------------------
Minority interest in equity of consolidated affiliates (note 22)                     5,473       5,215
----------------------------------------------------------------------------------------------------------
Common stock (9,969,894,000 and 9,925,938,000 shares outstanding
     at year-end 2002 and 2001, respectively)                                          669         669
Accumulated gains/(losses)--net
     Investment securities                                                           1,071        (232)
     Currency translation adjustments                                               (2,136)     (3,136)
     Derivatives qualifying as hedges                                               (2,112)       (955)
Other capital                                                                       17,288      16,693
Retained earnings                                                                   75,553      68,701
Less common stock held in treasury                                                 (26,627)    (26,916)
----------------------------------------------------------------------------------------------------------
     Total share owners' equity (notes 24 and 25)                                   63,706      54,824
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                     $ 575,244   $ 495,023
==========================================================================================================

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments, and derivatives qualifying as hedges constitutes
"Accumulated nonowner changes other than earnings," as shown in note 24, and was
$(3,177) million and $(4,323) million at year-end 2002 and 2001, respectively.
The notes to consolidated financial statements on pages 78-109 are an integral part of this statement.


Annual Report Page 75

STATEMENT OF FINANCIAL POSITION (continued)

                                                                                            GE                     GECS
                                                                                 ---------------------   ---------------------
                                                                                      2002        2001        2002        2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                             $   1,079   $   9,798   $   7,918   $   7,314
Investment securities (note 9)                                                         332         879     116,530     100,138
Current receivables (note 10)                                                       10,973       9,805        --          --
Inventories (note 11)                                                                9,039       8,295         208         270
Financing receivables (investments in time sales, loans and financing leases)--
     net (notes 12 and 13)                                                            --          --       199,917     174,140
Insurance receivables (note 14)                                                       --          --        31,585      28,312
Other GECS receivables                                                                --          --        12,996      13,267
Property, plant and equipment (including equipment leased to others)--
     net (note 15)                                                                  13,743      12,799      33,461      29,341
Investment in GECS                                                                  36,929      28,590        --          --
Intangible assets--net (note 16)                                                    23,049      14,367      23,131      20,757
All other assets (note 17)                                                          30,167      25,200      64,082      51,945
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 125,311   $ 109,733   $ 489,828   $ 425,484
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Short-term borrowings (note 18)                                                  $   8,786   $   1,722   $ 130,126   $ 160,844
Accounts payable, principally trade accounts                                         8,095       6,680      12,608      13,705
Progress collections and price adjustments accrued                                   6,706      11,751        --          --
Dividends payable                                                                    1,895       1,787        --          --
All other current costs and expenses accrued                                        15,577      14,132        --          --
Long-term borrowings (note 18)                                                         970         787     140,836      79,091
Insurance liabilities, reserves and annuity benefits (note 19)                        --          --       135,853     114,223
All other liabilities (note 20)                                                     16,621      16,089      18,441      16,647
Deferred income taxes (note 21)                                                      1,927       1,013      10,590       8,117
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              60,577      53,961     448,454     392,627
------------------------------------------------------------------------------------------------------------------------------
Minority interest in equity of consolidated affiliates (note 22)                     1,028         948       4,445       4,267
------------------------------------------------------------------------------------------------------------------------------
Common stock (9,969,894,000 and 9,925,938,000 shares outstanding
     at year-end 2002 and 2001, respectively)                                          669         669           1           1
Accumulated gains/(losses)--net
     Investment securities                                                           1,071        (232)      1,191        (348)
     Currency translation adjustments                                               (2,136)     (3,136)       (782)       (840)
     Derivatives qualifying as hedges                                               (2,112)       (955)     (2,076)       (890)
Other capital                                                                       17,288      16,693      12,271       5,989
Retained earnings                                                                   75,553      68,701      26,324      24,678
Less common stock held in treasury                                                 (26,627)    (26,916)       --          --
------------------------------------------------------------------------------------------------------------------------------
     Total share owners' equity (notes 24 and 25)                                   63,706      54,824      36,929      28,590
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                     $ 125,311   $ 109,733   $ 489,828   $ 425,484
==============================================================================================================================

In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 74.


Annual Report Page 76

STATEMENT OF CASH FLOWS
                                                                            General Electric Company
                                                                           and consolidated affiliates
                                                                           ------------------------------
For the years ended December 31 (In millions)                                2002        2001        2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS--OPERATING ACTIVITIES
Net earnings                                                             $ 14,118    $ 13,684    $ 12,735
Adjustments to reconcile net earnings to cash provided
     from operating activities
        Cumulative effect of accounting changes                             1,015         444        --
        Depreciation and amortization of property, plant and equipment      5,998       5,370       5,039
        Amortization of goodwill                                             --         1,252       1,346
        Earnings (before accounting changes) retained by GECS                --          --          --
        Deferred income taxes                                               2,414       1,426       1,153
        Decrease (increase) in GE current receivables                        (409)        197        (537)
        Decrease (increase) in inventories                                    (87)       (485)       (924)
        Increase (decrease) in accounts payable                               227       4,676       3,297
        Increase (decrease) in GE progress collections                     (5,062)      3,446       3,255
        Increase (decrease) in insurance liabilities and reserves           9,454       8,194      (1,009)
        Provision for losses on financing receivables                       3,087       2,481       2,045
        All other operating activities                                     (1,267)     (8,296)     (3,710)
---------------------------------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES                                             29,488      32,389      22,690
---------------------------------------------------------------------------------------------------------
CASH FLOWS--INVESTING ACTIVITIES
Additions to property, plant and equipment                                (13,351)    (15,520)    (13,967)
Dispositions of property, plant and equipment                               6,007       7,345       6,767
Net increase in GECS financing receivables                                (17,945)    (13,952)    (16,076)
Payments for principal businesses purchased                               (21,570)    (12,429)     (2,332)
Investment in GECS                                                           --          --          --
All other investing activities                                            (15,090)     (5,752)    (12,091)
---------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                                        (61,949)    (40,308)    (37,699)
---------------------------------------------------------------------------------------------------------
CASH FLOWS--FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)     (17,347)     20,482      (8,243)
Newly issued debt (maturities longer than 90 days)                         95,008      32,071      47,645
Repayments and other reductions (maturities longer than 90 days)          (40,454)    (37,001)    (32,762)
Net dispositions (purchases) of GE shares for treasury                       (985)     (2,435)        469
Dividends paid to share owners                                             (7,157)     (6,358)     (5,401)
All other financing activities                                              3,873       2,047      12,942
---------------------------------------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                                  32,938       8,806      14,650
---------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR                       477         887        (359)
Cash and equivalents at beginning of year                                   8,433       7,546       7,905
---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                      $  8,910    $  8,433    $  7,546
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                   $ (9,654)   $(11,125)   $(11,617)
Cash recovered (paid) during the year for income taxes                       (948)     (1,487)     (2,604)
=========================================================================================================

The notes to consolidated financial statements on pages 78-109 are an integral part of this statement.


Annual Report Page 77

STATEMENT OF CASH FLOWS (continued)
                                                                          GE                             GECS
                                                         ------------------------------   ------------------------------
                                                             2002       2001       2000       2002       2001       2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS--OPERATING ACTIVITIES
Net earnings                                             $ 14,118   $ 13,684   $ 12,735   $  3,611   $  5,417   $  5,192
Adjustments to reconcile net earnings to cash provided
     from operating activities
        Cumulative effect of accounting changes             1,015        444       --        1,015        169       --
        Depreciation and amortization of property,
          plant and equipment                               2,199      1,919      1,725      3,799      3,451      3,314
        Amortization of goodwill                             --          545        486       --          707        860
        Earnings (before accounting changes)
          retained by GECS                                 (2,661)    (3,625)    (3,370)      --         --         --
        Deferred income taxes                               1,005        564        470      1,409        862        683
        Decrease (increase) in GE current receivables        (486)       207       (550)      --         --         --
        Decrease (increase) in inventories                   (149)      (881)      (663)        62        396       (261)
        Increase (decrease) in accounts payable               708        364        845       (880)     4,804      3,047
        Increase (decrease) in GE progress collections     (5,062)     3,446      3,255       --         --         --
        Increase (decrease) in insurance liabilities
          and reserves                                       --         --         --        9,454      8,194     (1,009)
        Provision for losses on financing receivables        --         --         --        3,087      2,481      2,045
        All other operating activities                       (590)       530        483       (559)    (8,688)    (4,587)
------------------------------------------------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES                             10,097     17,197     15,416     20,998     17,793      9,284
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS--INVESTING ACTIVITIES
Additions to property, plant and equipment                 (2,386)    (2,876)    (2,536)   (10,965)   (12,644)   (11,431)
Dispositions of property, plant and equipment                --         --           53      6,007      7,345      6,714
Net increase in GECS financing receivables                   --         --         --      (17,945)   (13,952)   (16,076)
Payments for principal businesses purchased                (8,952)    (1,436)    (1,156)   (12,618)   (10,993)    (1,176)
Investment in GECS                                         (6,300)    (3,043)      --         --         --         --
All other investing activities                                203      1,508       (234)   (15,213)    (7,751)   (12,173)
------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES                        (17,435)    (5,847)    (3,873)   (50,734)   (37,995)   (34,142)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS--FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities
     of 90 days or less)                                    7,924        327     (1,331)   (34,687)    23,634     (2,121)
Newly issued debt (maturities longer than 90 days)             66      1,303        785     96,044     30,752     46,887
Repayments and other reductions (maturities
     longer than 90 days)                                  (1,229)      (950)      (855)   (39,225)   (36,051)   (31,907)
Net dispositions (purchases) of GE shares for treasury       (985)    (2,435)       469       --         --         --
Dividends paid to share owners                             (7,157)    (6,358)    (5,401)    (1,965)    (1,961)    (1,822)
All other financing activities                               --         --         --       10,173      5,090     12,942
------------------------------------------------------------------------------------------------------------------------
CASH FROM (USED FOR) FINANCING ACTIVITIES                  (1,381)    (8,113)    (6,333)    30,340     21,464     23,979
------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR    (8,719)     3,237      5,210        604      1,262       (879)
Cash and equivalents at beginning of year                   9,798      6,561      1,351      7,314      6,052      6,931
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                      $  1,079   $  9,798   $  6,561   $  7,918   $  7,314   $  6,052
========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                   $   (155)  $   (358)  $   (388)  $ (9,499)  $(10,767)  $(11,229)
Cash recovered (paid) during the year for income taxes     (2,331)    (1,616)    (1,804)     1,383        129       (800)
========================================================================================================================
In the consolidating data on this page, "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means
General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the
"General Electric Company and consolidated affiliates" columns on page 76.


Annual Report Page 78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our consolidated financial statements represent the adding together of all affiliates – companies that General Electric Company directly or indirectly controls. Results of associated companies – generally companies in which we own 20% to 50% and over which we, directly or indirectly, have significant influence – are included in the financial statements on a "one-line" basis.

Financial statement presentation

We have reclassified certain prior-year amounts to conform to this year's presentation.

        Financial data and related measurements are presented in the following categories:

  GE This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

  GECS This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation. GE Capital, GE Global Insurance Holding and their respective affiliates are consolidated in the GECS columns and constitute its business.

  CONSOLIDATED This represents the adding together of GE and GECS.

The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated. Transactions between GE and GECS are immaterial and consist primarily of GECS services for material procurement and trade payables and receivables management, aircraft engines and medical equipment manufactured by GE that are leased to others, buildings and equipment leased by GE from GECS, and GE investments of cash in GECS commercial paper.

        Preparing financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of goods and services

We record sales of goods when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, sales are recorded only upon formal customer acceptance.

        Sales of goods in the Appliances, Industrial Systems, IT Solutions, Lighting, Plastics, Specialty Materials and GE Supply businesses typically do not include multiple product and/or service elements, as compared with sales in certain of the businesses referred to below. Consumer lighting products and computer hardware and software are often sold with a right of return. Accumulated experience is used to estimate and provide for such returns.

        Sales of goods in the Aircraft Engines, Medical Systems, Power Systems, Transportation Systems and certain Industrial Systems businesses sometimes include multiple components and sometimes include services such as installation. In such contracts, amounts assigned to each component are based on that component's objectively determined fair value, such as the sales price for the component when it is sold separately or competitor prices for similar components. In general, sales are recognized individually for delivered components only when undelivered components are not essential to their functionality. However, when undelivered components are inconsequential or perfunctory, such as certain training commitments, sales are recognized on the total contract with provision made for the cost of the incomplete elements.

        We record sales of product services and certain power generation equipment in accordance with contracts. For long-term product services agreements, we use estimated contract profit rates to record sales as work is performed. For certain power generation equipment, we use estimated contract profit rates to record sales as major components are completed and delivered to customers. Estimates are subject to change; revisions that affect an agreement's total estimated profitability result in an immediate adjustment of earnings. Losses, if any, are provided for when probable.

        Sales by NBC are recorded when advertisements are broadcast, with provision made for any shortfalls from viewer commitments ("make goods") based on specific contracts and independent viewer census information.

GECS revenues from services (earned income)

We use the interest method to recognize income on all loans. We stop accruing interest income at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. We recognize interest income on impaired loans either as cash is collected or on a cost-recovery basis as conditions warrant.

        We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, results of future remarketing and future component part and scrap metal prices, discounted at an appropriate rate.


Annual Report Page 79

        We recognize operating lease income on a straight-line basis over the terms of underlying leases.

        We defer origination, commitment and other nonrefundable fees related to fundings and record them in earned income on the interest method. We defer commitment fees related to loans that we do not expect to fund and on line-of-credit fees and record them in earned income on a straight-line basis over the period to which the fees relate. We record syndication fees in earned income at the time related services are performed unless significant contingencies exist.

        See below and page 80 for our discussion of income from investment and insurance activities.

Depreciation and amortization

The cost of most of GE's manufacturing plant and equipment is depreciated over its estimated economic life using an accelerated method based primarily on a sum-of-the-years digits formula.

        The cost of GECS equipment leased to others on operating leases is amortized, principally on a straight-line basis, to estimated residual value over the lease term or over the estimated economic life of the equipment. Depreciation of property and equipment used by GECS is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

Losses on financing receivables

The allowance for losses on small-balance receivables reflects our best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experience. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of our best estimate of probable losses, including specific allowances for known troubled accounts. Small balance receivables consist of consumer loans, primarily credit card receivables, and certain homogeneous leases and secured loans. Large balance receivables comprise all other commercial loans and leases.

        Losses on financing receivables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral value, and the present and expected levels of interest rates. For large balance, non-homogeneous loans, the following sources of value are used to determine recoverability, as appropriate under the circumstances: present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral.

        All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when six to 12 months delinquent, although any such balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

        When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for commercial lending transactions.

Cash and equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and equity securities at our insurance affiliates, at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in share owners' equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for substantially all of GE's U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is primarily determined on a first-in, first-out (FIFO) basis. GECS inventories consist primarily of finished products held for sale. Cost is primarily determined on a FIFO basis.

Intangible assets

As of January 1, 2002, we completed adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at


Annual Report Page 80

the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

        We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

        Before January 1, 2002, we amortized goodwill over its estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate bases over their estimated lives. No amortization period exceeded 40 years. When an intangible asset's carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

GECS insurance accounting policies

Accounting policies for GECS insurance businesses follow.

PREMIUM INCOME. We report insurance premiums as earned income as follows:

  For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), we report premiums as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, we record premium adjustments based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported (IBNR) reserves.
  For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), we report premiums as earned income when due.

  For investment contracts and universal life contracts, we report premiums received as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are neither fixed nor guaranteed; for these contracts, we recognize revenues for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, we recognize revenues on the associated investments and amounts credited to policyholder accounts are charged to expense.

LIABILITIES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. Specific reserves – also referred to as case reserves – are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known. IBNR reserves are determined using generally accepted actuarial reserving techniques that take into account historical loss experience data and, as appropriate, certain qualitative factors. IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedence or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes have on both claims payments and related settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

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


Annual Report Page 81

  For short-duration insurance contracts, we amortize these costs on a pro-rata basis over the contract periods in which the related premiums are earned.

  For traditional long-duration insurance contracts, we amortize these costs over the respective contract periods in proportion to either anticipated premium income or, in the case of limited-payment contracts, estimated benefit payments.

  For investment contracts and universal life contracts, we amortize these costs on the basis of anticipated gross profits.

We review deferred policy acquisition costs periodically for recoverability considering anticipated investment income.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

Accounting changes

Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

        Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis, and recorded a non-cash charge of $1.204 billion ($1.015 billion after tax, or $0.10 per share), which we reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the GECS IT Solutions business and the GECS GE Auto and Home business. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

        In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock-Based Compensation, resulting in a $27 million charge to net earnings. We first measure the total cost of each option grant at the grant date, using market-based option trading models. We then recognize each grant's total cost over the period that the options vest. Under this approach, our 2002 option grants had a total value of approximately $200 million, after tax; we charged $27 million to net earnings in 2002, and after-tax expense from this grant for the next three years will be about $80 million, $50 million and $30 million. A comparison of reported and pro-forma net earnings, including effects of expensing stock options, follows.

(In millions; per-share
amounts in dollars)                              2002          2001         2000
--------------------------------------------------------------------------------
Net earnings, as reported                  $   14,118       $13,684      $12,735
Earnings per share,
   as reported
      Diluted                                    1.41          1.37         1.27
      Basic                                      1.42          1.38         1.29
Stock option expense
   included in net earnings                        27          --           --
Total stock option
    expense (a)                                   330           296          233
PRO-FORMA EFFECTS
Net earnings, on
   pro-forma basis                             13,815        13,388       12,502
Earnings per share, on
   pro-forma basis
      Diluted                                    1.38          1.33         1.24
      Basic                                      1.39          1.35         1.26
================================================================================
2002 and 2001 net earnings and earnings per share amounts include effects of accounting changes.

(a)  As if we had applied SFAS 123 to expense stock options in all periods.
     Includes $27 million actually recognized in 2002 earnings.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The resulting disclosure provisions are effective for year-end 2002 and such disclosures are provided in notes 29 and 30. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46's disclosure requirements are effective for year-end 2002 and such disclosures are provided in note 29. We plan to adopt FIN 46's accounting provisions on July 1, 2003.

        At January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. Further information about derivatives and hedging is provided in note 28.

        The cumulative effect of adopting this accounting change at January 1, 2001, follows.

                                                                         Share
                                                                         owners'
(In millions)                                            Earnings(a)     equity
--------------------------------------------------------------------------------
Adjustment to fair value of derivatives                    $(502)       $(1,340)
Income tax effects                                           178            513
--------------------------------------------------------------------------------
Total                                                      $(324)       $  (827)
================================================================================
The earnings per share effect was $0.03.

(a)  For earnings effect, amount shown is net of adjustment to hedged items.


Annual Report Page 82

The cumulative effect on earnings of adopting SFAS 133 comprised two significant elements. One element represented the fair value of equity options embedded in loans that provided both us and the borrower the right, but not the obligation, to convert the loans into shares of the borrower's stock. The second element of the transition effect was a portion of the effect of marking to market options and currency contracts used for hedging. The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, we ensure that, including the effect of derivatives, lending and financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future earnings will not be subject to volatility from interest rate changes.

        In November 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on accounting for impairment of retained beneficial interests (EITF 99-20). Under this consensus, impairment of certain retained interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million ($0.01 per share).

        These 2001 accounting changes did not involve cash, and we expect that they will have no more than a modest effect on future results.

NOTE 2

GE OTHER INCOME

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
Bravo exchange(a)                             $   571        $  --        $  --
Global eXchange Services
   gain(b)                                        488           --           --
Licensing and royalty
   income                                         103           75           65
Associated companies                             (170)        (106)        (111)
Marketable securities and
   bank deposits                                   31          184           55
Other items                                        83          280          489
--------------------------------------------------------------------------------
Total                                         $ 1,106        $ 433        $ 498
================================================================================
(a) Relates to NBC's exchange of certain assets for the cable network Bravo.

(b) Relates to our sale of 90% of Global eXchange Services.

NOTE 3

GECS REVENUES FROM SERVICES

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
Time sales, loan and
   other income(a)                            $22,030      $21,894      $22,002
Operating lease rentals                         6,191        6,088        6,183
Financing leases                                4,616        4,517        4,012
Investment income                               5,570        6,593        8,479
Premiums earned by
   insurance businesses                        16,484       15,634       16,093
--------------------------------------------------------------------------------
Total                                         $54,891      $54,726      $56,769
================================================================================
(a)  Includes gains on sales of financial assets through securitizations of $767 million in 2002, compared with $1,327 million in 2001 and $489 million in
     2000, net of any effects of replenishing securitized credit card balances.

For insurance businesses, the effects of reinsurance on premiums written and premiums earned were as follows:

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
PREMIUMS WRITTEN
Direct                                        $11,659        $9,958       $9,390
Assumed                                         9,409        9,603        9,552
Ceded                                          (4,069)       (3,718)      (2,481)
--------------------------------------------------------------------------------
Total                                         $16,999        $15,843      $16,461
================================================================================
PREMIUMS EARNED
Direct                                        $10,922        $9,912       $9,026
Assumed                                         9,569        9,471        9,643
Ceded                                          (4,007)       (3,749)      (2,576)
--------------------------------------------------------------------------------
Total                                         $16,484        $15,634      $16,093
================================================================================

NOTE 4

SUPPLEMENTAL COST INFORMATION

Total expenditures for research and development were $2,631 million, $2,349 million and $2,193 million in 2002, 2001 and 2000, respectively. The portion we funded was $2,215 million in 2002, $1,980 million in 2001 and $1,867 million in 2000.

        Rental expense under operating leases is shown below.

(In millions)                               2002            2001            2000
--------------------------------------------------------------------------------
GE                                          $773          $  694          $  648
GECS                                         977           1,006           1,176
================================================================================

At December 31, 2002, minimum rental commitments under noncancelable operating leases aggregated $2,635 million and $4,449 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)                   2003       2004       2005       2006       2007
--------------------------------------------------------------------------------
GE                              $511       $412       $367       $287       $252
GECS                             738        674        533        457        556
================================================================================


Annual Report Page 83

GE's selling, general and administrative expense totaled $9,131 million in 2002, $8,637 million in 2001 and $8,392 million in 2000. Capitalized interest is insignificant in 2002, 2001 and 2000.

        We recorded restructuring charges of $270 million ($354 million including other related charges) in 2002 to rationalize certain operations and facilities of GE's worldwide industrial businesses. Major elements of these programs included costs for employee severance, lease termination, dismantlement, and other exit costs. An analysis of changes in the restructuring liability follows.

                                        Termination          Exit
(In millions)                              benefits         costs         Total
--------------------------------------------------------------------------------
2002 provision                                $ 195         $  75         $ 270
Usage                                           (93)           (4)          (97)
--------------------------------------------------------------------------------
Balance at
   December 31, 2002                           $102         $  71         $ 173
================================================================================

Substantially all of the 2002 balance is expected to be used by year-end 2003.

NOTE 5

RETIREE HEALTH AND LIFE BENEFITS

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan (see note 6) with 10 or more years of service. Retirees share in the cost of healthcare benefits. Benefit provisions are subject to collective bargaining. These plans cover approximately 250,000 retirees and dependents.

        The effect on operations of principal retiree benefit plans is shown in the following table.

EFFECT ON OPERATIONS

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
Expected return on
   plan assets                                  $(170)       $(185)       $(178)
Service cost for benefits
   earned                                         277          191          165
Interest cost on benefit
   obligation                                     469          459          402
Prior service cost                                 96           90           49
Net actuarial loss recognized                      78           60           40
--------------------------------------------------------------------------------
Retiree benefit plans cost                      $ 750        $ 615        $ 478
================================================================================

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. We fund retiree life insurance benefits at our discretion.

        Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION (APBO)

(In millions)                                               2002           2001
--------------------------------------------------------------------------------
Balance at January 1                                     $ 6,796        $ 6,422
Service cost for benefits earned                             277            191
Interest cost on benefit obligation                469            459
Participant contributions                                     32             30
Plan amendments                                              (60)           --
Actuarial loss                                               567            287
Benefits paid                                               (687)          (593)
Other                                                         41            --
--------------------------------------------------------------------------------
Balance at December 31(a)                                $ 7,435        $ 6,796
================================================================================
(a)  The APBO for the retiree health plans was $5,458 million and $4,965 million at year-end 2002 and 2001, respectively.

Changes in the fair value of assets for retiree benefit plans follow.

FAIR VALUE OF ASSETS

(In millions)                                              2002            2001
--------------------------------------------------------------------------------
Balance at January 1                                    $ 1,771         $ 2,031
Actual loss on plan assets        (225)           (163)
Employer contributions                                      535             466
Participant contributions                                    32              30
Benefits paid                                              (687)           (593)
--------------------------------------------------------------------------------
Balance at December 31                                  $ 1,426         $ 1,771
================================================================================

Plan assets are held in trust and consist mainly of common stock and fixed-income securities. GE common stock represented 4.8% and 6.4% of trust assets at year-end 2002 and 2001, respectively.

        Our recorded assets and liabilities for retiree benefit plans are as follows:

RETIREE BENEFIT ASSET/(LIABILITY)

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Funded status(a)                                         $(6,009)       $(5,025)
Unrecognized prior service cost                              753            909
Unrecognized net actuarial loss                            2,277          1,393
--------------------------------------------------------------------------------
Net liability recognized                                 $(2,979)       $(2,723)
================================================================================
Amounts recorded in the Statement
   of Financial Position:
      Prepaid retiree life plans asset                   $    87        $    66
      Retiree health plans liability                      (3,066)        (2,789)
--------------------------------------------------------------------------------
Net liability recognized                                 $(2,979)       $(2,723)
================================================================================
(a) Fair value of assets less APBO, as shown in the preceding tables.


Annual Report Page 84

ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal retiree benefit plans follow.

ACTUARIAL ASSUMPTIONS

December 31                                 2002            2001            2000
--------------------------------------------------------------------------------
Discount rate                             6 3/4%           7 1/4%         7 1/2%
Compensation increases                    5                5              5
Healthcare cost trend(a)                 13               12             10
Expected return on assets                 8 1/2            9 1/2          9 1/2
================================================================================

(a) For 2002, gradually declining to 5% after 2010.

Increasing or decreasing the healthcare cost trend rates by one percentage point would have had an insignificant effect on the December 31, 2002, accumulated postretirement benefit obligation and the annual cost of retiree health plans. Our principal retiree benefit plans are collectively bargained and have provisions that limit our per capita costs.

        We apply our expected rate of return to a market-related value of assets. The market-related value of assets recognizes the performance of our retiree life plans portfolio over five years and reduces the effects of short-term market fluctuations.

        We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

NOTE 6

PENSION BENEFITS

We sponsor a number of pension plans. Principal pension plans are discussed below. Other pension plans are not significant individually or in the aggregate with total assets and obligations amounting to less than 10% of those of the principal plans.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

        The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Benefit provisions are subject to collective bargaining. The GE Pension Plan covers approximately 508,000 participants, including 136,000 employees, 171,000 former employees with vested rights to future benefits, and 201,000 retirees and beneficiaries receiving benefits.

        The GE Supplementary Pension Plan is a pay-as-you-go plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

        Details of the effect on operations of principal pension plans, and the total effect on cost of principal postretirement benefit plans, follow.

EFFECT ON OPERATIONS

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
Expected return on
   plan assets                                $ 4,084        $4,327       $3,754
Service cost for benefits
   earned(a)                                   (1,107)        (884)        (780)
Interest cost on benefit
   obligation                                  (2,116)       (2,065)     (1,966)
Prior service cost                               (217)        (244)        (237)
SFAS 87 transition gain                          --           --            154
Net actuarial gain recognized                     912          961          819
--------------------------------------------------------------------------------
Income from pensions                            1,556        2,095        1,744
--------------------------------------------------------------------------------
Retiree benefit plans
   cost (note 5)                                 (750)        (615)        (478)
--------------------------------------------------------------------------------
Net cost reductions from
   principal postretirement
   benefit plans                              $   806        $1,480       $1,266
================================================================================

(a) Net of participant contributions.

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We have not made contributions to the GE Pension Plan since 1987 because any GE contribution would require payment of excise taxes and would not be deductible for income tax purposes.

        Changes in the projected benefit obligation for principal pension plans follow.

PROJECTED BENEFIT OBLIGATION (PBO)

(In millions)                                               2002           2001
--------------------------------------------------------------------------------
Balance at January 1                                    $ 30,423       $ 28,535
Service cost for benefits earned(a)              1,107            884
Interest cost on benefit obligation                        2,116          2,065
Participant contributions                                    158            141
Plan amendments                                                9           --
Actuarial loss(b)                                          1,650            889
Benefits paid                                             (2,197)        (2,091)
--------------------------------------------------------------------------------
Balance at December 31                                  $ 33,266       $ 30,423
================================================================================
(a) Net of participant contributions.

(b) Principally associated with discount rate changes.

Changes in the fair value of assets for principal pension plans follow.

FAIR VALUE OF ASSETS

(In millions)                                               2002           2001
--------------------------------------------------------------------------------
Balance at January 1                                    $ 45,006       $ 49,757
Actual loss on plan assets       (5,251)        (2,876)
Employer contributions                                        95             75
Participant contributions                                    158            141
Benefits paid                                             (2,197)        (2,091)
--------------------------------------------------------------------------------
Balance at December 31                                  $ 37,811       $ 45,006
================================================================================


Annual Report Page 85

The GE Pension Plan's assets are held in trust. At December 31, 2002, investments in publicly traded equity securities, fixed-income securities, and other investments were 56%, 26% and 18%, respectively, of trust assets. Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A1/P1 or better; investments in real estate – 6% of trust assets at year end – may not exceed 25%; other investments in securities that are not freely tradable – 11% of trust assets at year end – may not exceed 20%. GE common stock represented 6.0% and 8.6% of trust assets at year-end 2002 and 2001, respectively, and is subject to a statutory limit when it reaches 10% of total trust assets.

        Our recorded assets and liabilities for principal pension plans are as follows:

PREPAID PENSION ASSET/(LIABILITY)

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Funded status(a)                                        $  4,545       $ 14,583
Unrecognized prior service cost                            1,165          1,373
Unrecognized net actuarial loss (gain)                     8,356         (3,541)
--------------------------------------------------------------------------------
Net asset recognized                                    $ 14,066       $ 12,415
================================================================================
Amounts recorded in the Statement
   of Financial Position:
      Prepaid pension asset                             $ 15,611       $ 13,740
      Supplementary Pension Plan
         liability                                        (1,545)        (1,325)
--------------------------------------------------------------------------------
Net asset recognized                                    $ 14,066       $ 12,415
================================================================================

(a) Fair value of assets less PBO, as shown in the preceding tables.

ACTUARIAL ASSUMPTIONS used to determine costs and benefit obligations for principal pension plans follow.

ACTUARIAL ASSUMPTIONS

December 31                                 2002            2001            2000
--------------------------------------------------------------------------------
Discount rate                              6 3/4%           7 1/4%        7 1/2%
Compensation increases                     5                5             5
Expected return on assets                  8 1/2            9 1/2         9 1/2
================================================================================

We apply our expected rate of return to a market-related value of assets. The market-related value of assets recognizes the performance of our pension plan portfolio over five years and reduces the effects of short-term market fluctuations.

        We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

NOTE 7

PROVISION FOR INCOME TAXES

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
GE
Current tax expense                           $ 2,833        $3,632       $3,331
Deferred tax expense from
   temporary differences                        1,004          561          468
--------------------------------------------------------------------------------
                                                3,837        4,193        3,799
--------------------------------------------------------------------------------
GECS
Current tax expense (benefit)                  (1,488)         517        1,229
Deferred tax expense from
         temporary differences                  1,409          863          683
--------------------------------------------------------------------------------
                                                  (79)       1,380        1,912
--------------------------------------------------------------------------------
CONSOLIDATED
Current tax expense                             1,345        4,149        4,560
Deferred tax expense from
   temporary differences                        2,413        1,424        1,151
--------------------------------------------------------------------------------
Total                                         $ 3,758        $5,573       $5,711
================================================================================

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return.

        Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of $137 million, $2,514 million and $3,005 million in 2002, 2001 and 2000, respectively, and amounts applicable to non-U.S. jurisdictions of $1,061 million, $1,225 million and $1,246 million in 2002, 2001 and 2000, respectively. Consolidated deferred tax expense related to U.S. federal income taxes was $2,112 million, $1,455 million and $1,095 million in 2002, 2001 and 2000, respectively.

        Deferred income tax balances reflect the effect of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. See note 21 for details.

        We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Such amount relates to ongoing operations and, at December 31, 2002, was approximately $15 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

        Consolidated U.S. income before taxes and the cumulative effect of accounting changes was $12.0 billion in 2002, $13.9 billion in 2001 and $12.9 billion in 2000. The corresponding amounts for non-U.S.-based operations were $6.9 billion in 2002, $5.8 billion in 2001 and $5.5 billion in 2000.


Annual Report Page 86

A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided below.

RECONCILIATION OF U.S. FEDERAL STATUTORY TAX RATE TO ACTUAL RATE

                                                       Consolidated                    GE                       GECS
                                                -----------------------     ----------------------     ----------------------
                                                 2002     2001     2000     2002     2001     2000     2002     2001     2000
------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate           35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%    35.0%%
Increase (reduction) in rate resulting from:
   Inclusion of after-tax earnings of GECS
      in before-tax earnings of GE               --       --       --       (8.5)   (10.7)   (11.0)    --       --       --
   Amortization of goodwill                      --        1.0      1.1     --        0.8      0.7     --        0.9      1.1
   Tax-exempt income                             (1.2)    (1.3)    (1.5)    --       --       --       (5.1)    (3.8)    (4.0)
   Tax on international activities
      including exports                         (10.6)    (5.4)    (4.9)    (5.2)    (3.2)    (3.0)   (22.5)    (6.7)    (5.8)
   Americom/Rollins goodwill                     --       (1.1)    --       --       --       --       --       (3.2)    --
   All other-net                                 (3.3)     0.1      1.3     (1.1)     1.0      1.3     (9.1)    (2.4)     0.6
------------------------------------------------------------------------------------------------------------------------------
                                                (15.1)    (6.7)    (4.0)   (14.8)   (12.1)   (12.0)   (36.7)   (15.2)    (8.1)
------------------------------------------------------------------------------------------------------------------------------
Actual income tax rate                           19.9%    28.3%    31.0%    20.2%    22.9%    23.0%    (1.7)%   19.8%    26.9%
==============================================================================================================================

NOTE 8

EARNINGS PER SHARE INFORMATION

                                                                         2002                    2001                 2000
                                                               --------------------   ---------------------  -------------------
(In millions; per-share amounts in dollars)                     Diluted       Basic    Diluted        Basic   Diluted     Basic
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Earnings before accounting changes                              $15,133     $15,133    $ 14,128    $ 14,128  $ 12,735  $ 12,735
Dividend equivalents-net of tax                                      13          --          12          --        11        --
---------------------------------------------------------------------------------------------------------------------------------
Earnings before accounting changes
   for per-share calculation                                     15,146      15,133      14,140      14,128    12,746    12,735
Cumulative effect of accounting changes                          (1,015)     (1,015)       (444)       (444)       --        --
---------------------------------------------------------------------------------------------------------------------------------
   Net earnings available for per-share calculation             $14,131    $ 14,118    $ 13,696    $13,684  $12,746    $12,735
=================================================================================================================================
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding                             9,947       9,947       9,932       9,932     9,897     9,897
Employee compensation-related shares,
   including stock options                                           81          --         120          --       160        --
---------------------------------------------------------------------------------------------------------------------------------
Total average equivalent shares                                  10,028       9,947      10,052       9,932    10,057     9,897
---------------------------------------------------------------------------------------------------------------------------------
PER-SHARE AMOUNTS
Earnings before accounting changes                             $   1.51    $   1.52    $   1.41    $   1.42    $ 1.27   $  1.29
Cumulative effect of accounting changes                           (0.10)      (0.10)      (0.04)      (0.04)       --        --
---------------------------------------------------------------------------------------------------------------------------------
Net earnings per share                                         $   1.41    $   1.42    $   1.37    $   1.38    $ 1.27   $  1.29
=================================================================================================================================


Annual Report Page 87

NOTE 9

INVESTMENT SECURITIES

                                                             2002                                       2001
                                      --------------------------------------------- ------------------------------------------------
                                                     Gross       Gross                               Gross       Gross
December 31 (In millions)             Amortized unrealized  unrealized    Estimated Amortized   unrealized  unrealized     Estimated
                                           cost      gains      losses   fair value      cost        gains      losses    fair value
------------------------------------------------------------------------------------------------------------------------------------
GE
Debt-U.S. corporate                    $    350    $   --     $   (86)     $    264    $    350    $    99     $   --       $    449
Equity                                       86        10         (28)           68         412         47        (29)           430
------------------------------------------------------------------------------------------------------------------------------------
                                            436        10        (114)          332         762        146        (29)           879
------------------------------------------------------------------------------------------------------------------------------------
GECS
Debt
   U.S. corporate                        55,489     2,416      (1,490)       56,415      47,391        880     (1,626)        46,645
   State and municipal                   12,147       358         (45)       12,460      12,518        180       (136)        12,562
   Mortgage-backed                       12,285       438         (46)       12,677      10,024        210        (57)        10,177
   Asset-backed                           7,081       126         (32)        7,175       6,418        214        (33)         6,599
   Corporate-non-U.S                     13,396       529        (230)       13,695      13,088        232       (277)        13,043
   Government-non-U.S                     8,147       291         (62)        8,376       6,104        183       (124)         6,163
   U.S. government and federal agency     1,678        67         (18)        1,727       1,233         25        (32)         1,226
Equity                                    4,333       165        (493)        4,005       3,926        178       (381)         3,723
------------------------------------------------------------------------------------------------------------------------------------
                                        114,556     4,390      (2,416)      116,530     100,702      2,102     (2,666)       100,138
------------------------------------------------------------------------------------------------------------------------------------
Total consolidated                     $114,992    $4,400     $(2,530)     $116,862    $101,464    $ 2,248    $(2,695)      $101,017
====================================================================================================================================

A substantial portion of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

CONTRACTUAL MATURITIES OF GECS INVESTMENT IN DEBT SECURITIES
(EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

                                                    Amortized          Estimated
(In millions)                                            cost         fair value
--------------------------------------------------------------------------------
Due in
   2003                                               $ 7,795            $ 7,833
   2004-2007                                           19,648             19,947
   2008-2012                                           23,260             23,821
   2013 and later                                      40,154             41,072
================================================================================

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

        Proceeds from securities sales amounted to $46,406 million in 2002, $39,950 million in 2001 and $24,748 million in 2000. Supplemental information about gross realized gains and losses on investment securities follows.

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
GE
Gains                                         $    --        $ 236        $   8
Losses, including
   impairments                                    (76)        (100)         (76)
--------------------------------------------------------------------------------
   Net                                            (76)         136          (68)
--------------------------------------------------------------------------------
GECS
Gains(a)                                        1,578        1,800        3,581
Losses, including
   impairments                                 (1,277)        (838)        (714)
--------------------------------------------------------------------------------
   Net                                            301          962        2,867
--------------------------------------------------------------------------------
Total                                         $   225        $1,098       $2,799
================================================================================

(a)  Includes $1,366 million, in 2000, from the sale of GECS investment in common stock of Paine Webber Group, Inc.


Annual Report Page 88

NOTE 10

GE CURRENT RECEIVABLES

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Aircraft Engines                                        $  1,841       $  1,976
Consumer Products           734            605
Industrial Products and Systems                            1,206            876
Materials                                                  1,242          1,008
NBC                                                          891            335
Power Systems                                              3,754          3,587
Technical Products and Services                            1,411          1,341
Corporate items and eliminations                             347            439
--------------------------------------------------------------------------------
                                                          11,426         10,167
Less allowance for losses                                   (453)          (362)
--------------------------------------------------------------------------------
                                                        $ 10,973       $  9,805
================================================================================

Receivables balances at December 31, 2002 and 2001, before allowance for losses, included $6,269 million and $5,893 million, respectively, from sales of goods and services to customers, and $304 million and $447 million, respectively, from transactions with associated companies.

      Current receivables of $344 million at year-end 2002 and $270 million at year-end 2001 arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, which is our largest single customer. About 4%, 4% and 3% of our sales of goods and services were to the U.S. government in 2002, 2001 and 2000, respectively.

NOTE 11

INVENTORIES

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
GE
Raw materials and work in process                       $  4,894       $  4,708
Finished goods                                             4,379          3,951
Unbilled shipments                                           372            312
--------------------------------------------------------------------------------
                                                           9,645          8,971
Less revaluation to LIFO                                    (606)          (676)
--------------------------------------------------------------------------------
                                                           9,039          8,295
--------------------------------------------------------------------------------
GECS
Finished goods                                               208            270
--------------------------------------------------------------------------------
                                                        $  9,247       $  8,565
================================================================================

LIFO revaluations decreased $70 million in 2002, compared with decreases of $169 million in 2001 and $82 million in 2000. Included in these changes were decreases of $21 million, $8 million and $6 million in 2002, 2001 and 2000, respectively, that resulted from lower LIFO inventory levels. There were net cost decreases in each of the last three years. As of December 31, 2002, we are obligated to acquire certain raw materials at market prices through the year 2019 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

NOTE 12

GECS FINANCING RECEIVABLES (INVESTMENTS IN
TIME SALES, LOANS AND FINANCING LEASES)

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
COMMERCIAL FINANCE
Equipment                                               $ 61,961       $ 54,842
Commercial and industrial                                 36,512         35,239
Real estate                                               21,041         20,891
Commercial aircraft                                       11,397          9,081
--------------------------------------------------------------------------------
                                                         130,911        120,053
--------------------------------------------------------------------------------
CONSUMER FINANCE
Non U.S. installment, revolving
         credit and other                                 23,655         18,371
Non U.S.-Auto                                             15,113         11,938
U.S.-installment, revolving
         credit and other                                 14,312         11,465
Non U.S. residential                                       9,731          5,820
Other                                                      3,225          2,470
--------------------------------------------------------------------------------
                                                          66,036         50,064
--------------------------------------------------------------------------------
Other, principally Equipment
         Management                                        8,482          8,824
                                                         205,429        178,941
--------------------------------------------------------------------------------
Less allowance for losses (note 13)                       (5,512)        (4,801)
--------------------------------------------------------------------------------
                                                         $199,917      $174,140
================================================================================

GECS financing receivables include both time sales and loans and financing leases. Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges.

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


Annual Report Page 89

leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECS share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

      Third-party debt financing provided in leveraged lease transactions takes the form of various lending arrangements that are nonrecourse to GECS and are secured by both the assets underlying the leases and the amounts of future lease payments receivable. Since this third-party debt is nonrecourse to GECS, the related principal and interest is deducted from the lease receivables in determining GECS net investment in leveraged leases.

NET INVESTMENT IN FINANCING LEASES

                                                         Total financing leases   Direct financing leases          Leveraged leases
                                                         ----------------------   -----------------------     ---------------------
December 31 (In millions)                                     2002         2001         2002         2001         2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments receivable                   $ 90,452     $ 86,689     $ 58,591     $ 57,243     $ 31,861     $ 29,446
Less principal and interest on third-party
    nonrecourse debt                                       (24,249)     (22,588)          --           --      (24,249)     (22,588)
-----------------------------------------------------------------------------------------------------------------------------------
       Net rentals receivable                               66,203       64,101       58,591       57,243        7,612        6,858
Estimated unguaranteed residual value
    of leased assets                                        10,067        8,996        6,292        5,544        3,775        3,452
Less deferred income                                       (14,150)     (13,953)     (10,201)     (10,378)      (3,949)      (3,575)
-----------------------------------------------------------------------------------------------------------------------------------
Investment in financing leases                              62,120       59,144       54,682       52,409        7,438        6,735
Less amounts to arrive at net investment
       Allowance for losses                                   (873)        (757)        (771)        (684)        (102)         (73)
       Deferred taxes                                       (9,763)      (9,168)      (5,559)      (4,643)      (4,204)      (4,525)
-----------------------------------------------------------------------------------------------------------------------------------
Net investment in financing leases                        $ 51,484     $ 49,219     $ 48,352     $ 47,082     $  3,132     $  2,137
===================================================================================================================================

CONTRACTUAL MATURITIES

                                                Total time sales    Net rentals
(In millions)                                          and loans(a)  receivable(a)
--------------------------------------------------------------------------------
Due in
    2003                                                $ 47,887       $ 16,705
    2004                                                  25,120         14,479
    2005                                                  21,225         10,314
    2006                                                  11,686          6,741
    2007                                                   9,308          3,888
   2008 and later                                         28,083         14,076
--------------------------------------------------------------------------------
Total                                                   $143,309        $66,203
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

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Loans requiring allowance for losses                    $  1,140       $  1,041
Loans expected to be fully recoverable                       845            574
--------------------------------------------------------------------------------
                                                        $  1,985       $  1,615
================================================================================
Allowance for losses                                    $    397       $    422
Average investment during year                             1,747          1,121
Interest income earned while impaired(a)                      16             17
================================================================================

(a)  Recognized principally on cash basis.


Annual Report Page 90

NOTE 13

GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
BALANCE AT JANUARY 1
Commercial Finance                            $ 2,513        $1,682       $1,435
Consumer Finance                                2,173        2,149        2,025
Other                                             115          203          248
--------------------------------------------------------------------------------
                                                4,801        4,034        3,708
--------------------------------------------------------------------------------
PROVISION CHARGED
   TO OPERATIONS
Commercial Finance                              1,092          756          453
Consumer Finance                                1,950        1,646        1,471
Other                                              45           79          121
--------------------------------------------------------------------------------
                                                3,087        2,481        2,045
--------------------------------------------------------------------------------
OTHER ADDITIONS-
  PRINCIPALLY ACQUISITIONS                        704          564           22
--------------------------------------------------------------------------------
NET WRITE-OFFS
Commercial Finance                             (1,152)        (485)        (369)
Consumer Finance                               (1,849)       (1,659)      (1,245)
Other                                             (79)        (134)        (127)
--------------------------------------------------------------------------------
                                               (3,080)       (2,278)      (1,741)
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31
Commercial Finance                              2,634        2,513        1,682
Consumer Finance                                2,782        2,173        2,149
Other                                              96          115          203
--------------------------------------------------------------------------------
Balance at December 31                        $ 5,512        $4,801       $4,034
================================================================================

SELECTED FINANCING RECEIVABLES RATIOS

December 31                                                 2002           2001
--------------------------------------------------------------------------------
ALLOWANCE FOR LOSSES ON FINANCING
   RECEIVABLES AS A PERCENTAGE
   OF TOTAL FINANCING RECEIVABLES
   Commercial Finance                                       2.01%          2.09%
   Consumer Finance                                         4.21           4.34
   Total                                                    2.68           2.68
================================================================================
NONEARNING AND REDUCED EARNING
   FINANCING RECEIVABLES AS A
   PERCENTAGE OF TOTAL FINANCING
   RECEIVABLES
   Commercial Finance                                        1.7%           1.7%
   Consumer Finance                                          2.4            2.7
   Total                                                     1.9            2.0
================================================================================

NOTE 14

GECS INSURANCE RECEIVABLES

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Reinsurance recoverables                                $ 13,551       $ 12,606
Commercial mortgage loans                                  5,358          4,634
Premiums receivable                                        5,314          5,113
Residential mortgage loans                                 1,919          1,364
Corporate and individual loans                             1,801          1,244
Policy loans                                               1,539          1,290
Funds on deposit with reinsurers                             830            749
Other                                                      1,552          1,602
Allowance for losses                                        (279)          (290)
--------------------------------------------------------------------------------
Total                                                   $ 31,585       $ 28,312
================================================================================


Annual Report Page 91

NOTE 15

PROPERTY, PLANT AND EQUIPMENT (INCLUDING
EQUIPMENT LEASED TO OTHERS)

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
ORIGINAL COST
   GE
   Land and improvements                                $    623       $    577
   Buildings, structures and related
      equipment                                            8,398          7,281
   Machinery and equipment                                22,264         21,414
   Leasehold costs and manufacturing
      plant under construction                             1,964          1,960
--------------------------------------------------------------------------------
                                                          33,249         31,232
--------------------------------------------------------------------------------
   GECS(a)
   Buildings and equipment                                 4,731          3,600
   Equipment leased to others
      Aircraft         20,053         16,173
      Vehicles         10,859         10,779
      Railroad rolling stock                               3,376          3,439
      Marine shipping containers      1,611          1,618
      Mobile and modular structures                        1,383          1,325
      Information technology equipment                     1,033          1,321
      Construction and manufacturing
      equipment                                            1,239            799
      Scientific, medical and other
         equipment                                         2,058          1,001
--------------------------------------------------------------------------------
                                                          46,343         40,055
--------------------------------------------------------------------------------
                                                        $ 79,592       $ 71,287
================================================================================
Accumulated depreciation
   and amortization
   GE                                                   $ 19,506       $ 18,433
   GECS
      Buildings and equipment                              1,838          1,579
      Equipment leased to others                          11,044          9,135
--------------------------------------------------------------------------------
                                                        $ 32,388       $ 29,147
================================================================================

(a)  Includes $1.4 billion and $0.2 billion of assets leased to GE as of
     December 31, 2002 and 2001, respectively.

Amortization of GECS equipment leased to others was $3,406 million, $2,958 million and $2,620 million in 2002, 2001 and 2000, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2002 are due as follows:

(In millions)
--------------------------------------------------------------------------------
Due in
   2003                                                                   $4,553
   2004                                                                    3,716
   2005                                                                    2,802
   2006                                                                    2,074
   2007                                                                    1,549
   After 2007                                                              5,030
--------------------------------------------------------------------------------
Total                                                                    $19,724
================================================================================

NOTE 16

INTANGIBLE ASSETS

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
GE
Goodwill                                                 $20,044       $ 12,354
Capitalized software                                       1,559          1,435
Other intangibles                                          1,446            578
--------------------------------------------------------------------------------
                                                          23,049         14,367
--------------------------------------------------------------------------------
GECS
Goodwill                19,094         15,933
Present value of future profits (PVFP)                     2,457          2,198
Capitalized software                                         894            901
Other intangibles           686          1,725
--------------------------------------------------------------------------------
                                                          23,131         20,757
--------------------------------------------------------------------------------
Total                                                   $ 46,180       $ 35,124
================================================================================

GE intangible assets are net of accumulated amortization of $5,203 million in
2002 and $4,772 million in 2001. GECS intangible assets are net of accumulated amortization of $10,603 million in 2002 and $9,963 million in 2001.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

December 31 (In millions)              2002                        2001
                             ----------------------       ---------------------
                                Gross                        Gross
                             carrying   Accumulated       carrying  Accumulated
                               amount  amortization         amount amortization
-------------------------------------------------------------------------------
Present value of
    future profits (PVFP)      $5,261      $(2,804)         $4,744      $(2,546)
Capitalized software            4,269       (1,816)          3,660       (1,324)
Servicing assets(a)             3,582       (3,240)          3,768       (2,629)
Patents, licenses
    and other                   2,250         (675)          1,344         (550)
All other                         556         (341)            708         (338)
-------------------------------------------------------------------------------
Total                         $15,918      $(8,876)        $14,224      $(7,387)
===============================================================================

(a)  Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $33 billion and $59 billion at December 31, 2002 and 2001, respectively.

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2002 and 2001 was $1,999 million and $1,386 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance to be amortized over each of the next five years follows.

                   2003          2004          2005          2006          2007
--------------------------------------------------------------------------------
                   11.2%          9.7%          8.7%          7.6%          6.7%
================================================================================


Annual Report Page 92

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

        The amount of goodwill amortization included in net earnings (net of income taxes) in 2001 and 2000 was $499 million and $439 million for GE and $552 million and $620 million for GECS, respectively.

        The effects on earnings and earnings per share of excluding such goodwill amortization from 2001 and 2000 follow.

                                             Consolidated                   GE                      GECS
                                   -------------------------   ---------------------------   ------------------------
(In millions; per-share amounts
in dollars)                           2002      2001    2000      2002      2001      2000     2002     2001     2000
---------------------------------------------------------------------------------------------------------------------
Net earnings, as reported          $14,118   $13,684 $12,735   $14,118   $13,684   $12,735   $3,611   $5,417   $5,192
Net earnings, excluding goodwill
   amortization                    $14,118   $14,735 $13,794   $14,118   $14,735   $13,794   $3,611   $5,969   $5,812
=====================================================================================================================

                                              Diluted                        Basic
                                     -----------------------     -------------------------
                                      2002      2001    2000      2002      2001      2000
------------------------------------------------------------------------------------------
Earnings per share, as reported      $1.41     $1.37   $1.27     $1.42     $1.38     $1.29
Earnings per share, excluding
   goodwill amortization             $1.41     $1.47   $1.37     $1.42     $1.48     $1.39
==========================================================================================

Goodwill balances, net of accumulated amortization, follow.

                                                            2002
------------------------------------------------------------------------------------------
                                                                     Foreign
                                  Balance Transition                exchange      Balance
(In millions)                   January 1 impairment    Acquired   and other  December 31
------------------------------------------------------------------------------------------
Aircraft Engines                  $ 1,916     $  --      $   345       $  25       $2,286
Commercial Finance                  6,235        --        1,684          68        7,987
Consumer Finance                    3,826        --        1,286         450        5,562
Consumer Products         393        --           --           3          396
Equipment Management                1,160        --           31          51        1,242
Industrial Products and Systems     1,198        --        1,712          18        2,928
Insurance                           3,372        --          542         262        4,176
Materials                           1,923        --        1,575           2        3,500
NBC                                 2,568        --        2,373        --          4,941
Power Systems                       1,948        --          942         205        3,095
Technical Products and Services     2,408        --          430          60        2,898
All Other GECS                      1,340      (1,204)      --            (9)         127
------------------------------------------------------------------------------------------
Total                             $28,287     $(1,204)   $10,920      $1,135      $39,138
==========================================================================================


Annual Report Page 93

NOTE 17

ALL OTHER ASSETS

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
GE
Investments
   Associated companies(a)                              $  3,640       $  2,539
   Other                                                   1,016          1,336
--------------------------------------------------------------------------------
                                                           4,656          3,875
Prepaid pension asset                                     15,611         13,740
Contract costs and estimated earnings                      3,466          2,561
Prepaid broadcasting rights                                1,053          1,108
Long-term receivables, including notes                     1,824            909
Derivative instruments(b)                                    364            254
Other                                                      3,193          2,753
--------------------------------------------------------------------------------
                                                          30,167         25,200
--------------------------------------------------------------------------------
GECS
Investments
   Associated companies(a)                                11,635         14,415
   Real estate(c)                                         14,395          8,141
   Assets held for sale                                    2,998            730
   Other                                                   5,164          5,222
                                                          34,192         28,508
Separate accounts                                          14,978        10,403
Deferred insurance acquisition costs                       8,086          6,768
Derivative instruments(b)                                  2,071          2,066
Other                                                      4,755          4,200
--------------------------------------------------------------------------------
                                                          64,082         51,945
--------------------------------------------------------------------------------
ELIMINATIONS                                              (1,035)          (548)
--------------------------------------------------------------------------------
                                                        $ 93,214       $ 76,597
================================================================================

(a)  Includes advances to associated companies which are non-controlled, non-consolidated equity investments.

(b)  Amounts are stated at fair value in accordance with SFAS 133. We discuss types of derivative instruments and how we use them in note 28.

(c)  GECS investment in real estate consists principally of two categories: real estate held for investment and equity method investments. Both categories contain a wide range of properties including the following at December 31,
     2002: offices (25%), self storage facilities (17%), apartment buildings
     (15%), retail facilities (12%), franchise properties (8%), industrial properties (8%), parking facilities (6%) and other (9%). At December 31,
     2002, investments were located in North America (71%), Europe (19%) and
     Asia (10%).

At year-end 2002, the National Broadcasting Company (NBC) had $5,735 million of commitments to acquire broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games, and commitments under long-term television station affiliation agreements that require payments through 2010.

        Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 19.


Annual Report Page 94

NOTE 18

BORROWINGS

SHORT-TERM BORROWINGS

                                          2002                     2001
                             -------------------------   -----------------------
                                            Average                   Average
December 31 (In millions)        Amount        rate(a)   Amount          rate(a)
--------------------------------------------------------------------------------
GE
Commercial paper
   U.S                       $   6,568         1.69%   $     --           --%
   Non-U.S.                        296         2.89         266          3.87
Payable to banks,
   principally non-U.S             660         4.88       1,160          5.58
Current portion of
   long-term debt                   57         9.61          80          6.46
Other                            1,205                      216
--------------------------------------------------------------------------------
                                 8,786                    1,722
--------------------------------------------------------------------------------
GECS
Commercial paper
   U.S                          66,629         1.51     100,170          2.21
   Non-U.S                      17,611         3.41      17,289          3.36
Current portion of
   long-term debt               35,617         4.19      30,952          5.08
Other                           10,280                   12,590
--------------------------------------------------------------------------------
                               130,137                  161,001
--------------------------------------------------------------------------------
Foreign currency
   loss(b)                         (11)                    (157)
--------------------------------------------------------------------------------
                               130,126                  160,844
--------------------------------------------------------------------------------
ELIMINATIONS                      (137)                  (9,490)
--------------------------------------------------------------------------------
                              $138,775                 $153,076
================================================================================

LONG-TERM BORROWINGS

                                  2002
                               Average
December 31 (In millions)         rate(a)    Maturities      2002      2001
---------------------------------------------------------------------------
GE
Industrial development/
   pollution control bonds        1.84%       2004-2027  $    346   $   336
Payable to banks,
   principally non-U.S.           6.44        2004-2007       246       241
Other(c)                                                      378       210
---------------------------------------------------------------------------
                                                              970       787
---------------------------------------------------------------------------
GECS
Senior notes                      3.79        2004-2055   126,947    78,347
Extendible notes                  1.46             2007    12,000        --
Subordinated notes(d)             7.53        2004-2035     1,263     1,171
---------------------------------------------------------------------------
                                                          140,210    79,518
---------------------------------------------------------------------------
Foreign currency
   gain (loss)(b)                                             626      (427)
---------------------------------------------------------------------------
                                                          140,836    79,091
---------------------------------------------------------------------------
ELIMINATIONS                                               (1,174)      (72)
---------------------------------------------------------------------------
                                                         $140,632   $79,806
===========================================================================

(a)  Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)  Total GECS borrowings exclude the foreign exchange effects of related currency swaps in accordance with the provisions of SFAS 133.

(c)  A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.

(d)  At year-end 2002 and 2001, $996 million of subordinated notes were guaranteed by GE.

Our borrowings are addressed below from two perspectives-liquidity and interest rate risk management. Additional information about borrowings and associated swaps can be found in note 28.

LIQUIDITY requirements are principally met through the credit markets. Maturities of long-term borrowings (including the current portion) during the next five years follow.

(In millions)                      2003     2004         2005     2006      2007
--------------------------------------------------------------------------------
GE                              $    57   $   351     $    30   $  132   $    41
GECS                             35,606    46,855(a)   21,723    9,840    14,244
================================================================================

(a)  Extendible notes amounting to $12 billion are floating rate securities with an initial maturity of 13 months, which can be extended on a rolling basis at the investor's option to a final maturity of five years ending in 2007.

Committed credit lines totaling $54.1 billion had been extended to us by 90 banks at year-end 2002. Included in this amount was $47.0 billion provided directly to GECS and $7.1 billion provided by 21 banks to GE to which GECS also has access. The GECS lines include $19.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

INTEREST RATE RISK is managed in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve our interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

        The following table shows GECS borrowing positions considering the effects of currency and interest rate swaps.

GECS EFFECTIVE BORROWINGS (INCLUDING SWAPS)

                                            2002
                                  -----------------------
                                                  Average                   2001
December 31 (In millions)           Amount           rate                 Amount
--------------------------------------------------------------------------------
Short-term(a)                     $ 60,151           2.12%              $101,101
================================================================================
Long-term (including
   current portion)
   Fixed rate(b)                  $121,147           5.29%              $105,387
   Floating rate                    89,049           2.30                 34,031
--------------------------------------------------------------------------------
Total long-term                   $210,196                              $139,418
================================================================================

(a)  Includes commercial paper and other short-term debt.

(b)  Includes fixed-rate borrowings and $34.4 billion ($28.9 billion in 2001)
     notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2002, swap maturities ranged from 2003 to 2048.


Annual Report Page 95

NOTE 19

GECS INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Investment contracts and
   universal life benefits                              $ 44,677       $ 39,052
Life insurance benefits(a)                                38,191         31,198
Unpaid claims and claims
   adjustment expenses(b)                                 30,571         27,233
Unearned premiums                                          7,436          6,337
Separate accounts (see note 17)                           14,978         10,403
--------------------------------------------------------------------------------
                                                        $135,853       $114,223
================================================================================

(a)  Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 1.5% to 8.5% in 2002 and 2% to 9% in 2001.

(b)  Principally property and casualty reserves amounting to $26.1 billion and
     $23.4 billion at December 31, 2002 and 2001, respectively. Includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

        We recognize reinsurance recoveries as a reduction of insurance losses and policyholder and annuity benefits. Insurance recoveries were $2,234 million, $5,863 million and $3,232 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines, follows.

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
Balance at January 1-gross                   $ 27,233     $ 22,886     $ 21,473
Less reinsurance
   recoverables                                (9,400)      (5,477)      (4,832)
Balance at January 1-net                       17,833       17,409       16,641
Claims and expenses incurred
   Current year                                 9,505        9,199        9,718
   Prior years                                  3,188          682          607
Claims and expenses paid
   Current year                                (3,173)      (3,021)      (3,704)
   Prior years                                 (6,918)      (6,694)      (6,572)
Claims reserves related to
   acquired companies                              81         --            488
Other                                             409          258          231
--------------------------------------------------------------------------------
Balance at December 31-net                     20,925       17,833       17,409
Add reinsurance recoverables                    9,646        9,400        5,477
--------------------------------------------------------------------------------
Balance at December 31-
   gross                                     $ 30,571     $ 27,233     $ 22,886
================================================================================

        "Claims and expenses incurred-prior years" represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Adverse development, which amounted to 18%, 4% and 4% of beginning of year net loss reserves in 2002, 2001 and 2000, respectively, was primarily encountered at GE Global Insurance Holding (ERC), where we experienced a shift from property to liability insurance losses. In 2000, ERC experienced its share of an increase in industry-wide loss estimates related to certain large property loss events, the largest of which resulted from the European windstorms of December 1999. In 2001, we began to identify an acceleration of reported claims activity in certain liability-related coverages – specifically, hospital liability, non-standard auto (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business – and recognized the increase in projected ultimate losses. During 2002, reported claims activity accelerated dramatically, affecting much of our liability-related insurance written in 1997 through 2001. In connection with our normal actuarial updates, we adjusted our best estimate of ultimate losses to reflect our experience, increasing recorded reserves by $2.5 billion in the fourth quarter of 2002, for a total of $3.5 billion adverse development in ERC for the year. Our Mortgage Insurance business experienced favorable development during this period, reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.


Annual Report Page 96

        Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
Guarantees, principally on municipal
  bonds and asset-backed securities                     $226,559       $215,874
Mortgage insurance risk in force                         101,530         79,892
Credit life insurance risk in force                       23,283         24,323
Less reinsurance                                         (38,883)       (41,148)
--------------------------------------------------------------------------------
                                                        $312,489       $278,941
================================================================================

Certain insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds and certain asset-backed securities. These insurance affiliates also provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

NOTE 20

ALL OTHER LIABILITIES

This caption includes noncurrent compensation and benefit accruals at year-end 2002 and 2001 of $8,826 million and $8,745 million, respectively. Also included are amounts for deferred income, interest on tax liabilities, product warranties and a variety of sundry items.

        We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of such range. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop a meaningful estimate of the reasonably possible aggregate environmental remediation exposure. However, even in the unlikely event that remediation costs amounted to the high end of the range of costs for each site, the resulting additional liability would not be material to our financial position, results of operations or liquidity.

NOTE 21

DEFERRED INCOME TAXES

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
ASSETS
GE                                                      $  6,817       $  6,416
GECS                                                       7,584          8,585
--------------------------------------------------------------------------------
                                                          14,401         15,001
--------------------------------------------------------------------------------
LIABILITIES
GE                                                         8,744          7,429
GECS                                                      18,174         16,702
--------------------------------------------------------------------------------
                                                          26,918         24,131
--------------------------------------------------------------------------------
NET DEFERRED INCOME TAX LIABILITY                        $12,517         $9,130
================================================================================

Principal components of our net liability/(asset) representing deferred income tax balances are as follows:

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
GE
Provisions for expenses(a)                              $ (4,693)      $ (4,432)
Retiree insurance plans                                   (1,043)          (953)
Prepaid pension asset                                      5,464          4,809
Depreciation                                               1,536            932
Other-net                                                    663            657
--------------------------------------------------------------------------------
                                                           1,927          1,013
--------------------------------------------------------------------------------
GECS
Financing leases                                           9,763          9,168
Operating leases                                           3,627          3,399
Deferred insurance acquisition costs                       1,494          1,360
Allowance for losses                                      (1,569)        (2,139)
Derivatives qualifying as hedges                          (1,252)          (480)
Insurance reserves                                        (1,218)        (1,397)
AMT credit carryforward                                     (597)          (695)
Other-net                                                    342         (1,099)
--------------------------------------------------------------------------------
                                                          10,590          8,117
--------------------------------------------------------------------------------
NET DEFERRED INCOME TAX LIABILITY                       $ 12,517       $  9,130
================================================================================

(a)  Represents the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.


Annual Report Page 97

NOTE 22

GECS MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated GECS affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock primarily pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

December 31 (In millions)                                   2002           2001
--------------------------------------------------------------------------------
GE Capital                                              $  2,600       $  2,600
GE Capital affiliates                                      1,588          1,446
================================================================================

Dividend rates in local currency on the preferred stock ranged from 1.44% to 6.20% during 2002 and from 1.62% to 6.40% during 2001.

NOTE 23

RESTRICTED NET ASSETS OF GECS AFFILIATES

Certain GECS consolidated affiliates are restricted from remitting funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 2002, net assets of regulated GECS affiliates amounted to $43.7 billion, of which $37.8 billion was restricted.

        At December 31, 2002 and 2001, the aggregate statutory capital and surplus of the insurance businesses totaled $17.9 billion and $17.7 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

NOTE 24

SHARE OWNERS' EQUITY

(In millions)                                    2002         2001         2000
--------------------------------------------------------------------------------
COMMON STOCK ISSUED                           $   669        $ 669        $ 669
================================================================================
ACCUMULATED NONOWNER
   CHANGES OTHER
   THAN EARNINGS
Balance at January 1                          $(4,323)     $(2,500)       $(744)
Cumulative effect of adopting
   SFAS 133-net of
   deferred taxes of $(513)                      --           (827)        --
Investment securities-net
   of deferred taxes of $805,
   $111 and $686(a)                             1,555          203        1,363
Currency translation
   adjustments-net of deferred
   taxes of $20, $48 and $(312)                 1,000         (562)      (1,204)
Derivatives qualifying as
   hedges-net of deferred
   taxes of $(822) and $(505)                  (2,070)        (690)        --
Reclassification adjustments-
   Investment securities-net
   of deferred taxes of $(135),
   $(274) and $(1,031)                           (252)        (509)      (1,915)
   Derivatives qualifying as
   hedges-net of deferred
   taxes of $207 and $397                         913          562         --
--------------------------------------------------------------------------------
Balance at December 31                        $(3,177)     $(4,323)     $(2,500)
================================================================================
OTHER CAPITAL
Balance at January 1                          $16,693      $15,195      $10,790
Gains on treasury stock
   dispositions(b)                                595        1,498        4,480
Adjustment for stock split                       --           --            (75)
--------------------------------------------------------------------------------
Balance at December 31                        $17,288      $16,693      $15,195
================================================================================
RETAINED EARNINGS
Balance at January 1                          $68,701      $61,572      $54,484
Net earnings                                   14,118       13,684       12,735
Dividends(b)                                   (7,266)     (6,555)      (5,647)
--------------------------------------------------------------------------------
Balance at December 31                        $75,553      $68,701      $61,572
================================================================================
COMMON STOCK HELD
   IN TREASURY
Balance at January 1                          $26,916      $24,444      $22,567
Purchases(b)                                    2,851        4,708        5,342
Dispositions(b)                                (3,140)     (2,236)      (3,465)
--------------------------------------------------------------------------------
Balance at December 31                        $26,627      $26,916      $24,444
================================================================================

(a)  For 2002, this category includes $(75) million, net of deferred taxes of
     $(42) million, for minimum pension liability on certain pension plans other than the principal plans.

(b)  Total dividends and other transactions with share owners reduced equity by
     $6,382 million, $7,529 million and $3,044 million in 2002, 2001 and 2000, respectively.


Annual Report Page 98

In December 2001, our Board of Directors increased the authorization to repurchase GE common stock to $30 billion. Funds used for the share repurchase will be generated largely from free cash flow. Through year-end 2002, 1,091 million shares having an aggregate cost of approximately $22.7 billion had been repurchased under this program and placed in treasury.

        Common shares issued and outstanding are summarized in the following table.

SHARES OF GE COMMON STOCK

December 31 (In thousands)                    2002            2001         2000
--------------------------------------------------------------------------------
Issued                                   11,145,212     11,145,212   11,145,212
In treasury                              (1,175,318)    (1,219,274)  (1,213,206)
--------------------------------------------------------------------------------
Outstanding                               9,969,894      9,925,938    9,932,006
================================================================================

GE has 50 million authorized shares of preferred stock ($1.00 par value), but has not issued any such shares as of December 31, 2002.

        The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in share owners' equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

NOTE 25

OTHER STOCK-RELATED INFORMATION

We grant stock options, stock appreciation rights (SARs) and restricted stock units (RSUs) to employees under the 1990 Long-Term Incentive Plan as described in our current Proxy Statement. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors (primarily non-employee talent at NBC) under a plan approved by our Board of Directors in 1997 (the consultants' plan). Through the end of 2002, we also granted options to non-employee directors under two separate option plans. With certain restrictions, requirements for stock option shares may be met from either unissued or treasury shares. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. In the past, restrictions on most RSUs lapsed for 25% of the total shares awarded after three years, 25% after seven years, and 50% at retirement. We changed the vesting schedule for RSUs granted in 2002 so that 25% of the restrictions lapse after three, five and ten years, with the final 25% lapsing at retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock.

        All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which comprises entirely outside directors.

        Stock options expire 10 years from the date they are granted; options vest over service periods that range from one to five years.

STOCK OPTION ACTIVITY

                                         Shares            Average per share
                                        subject         Exercise         Market
(Shares in thousands)                 to option            price          price
-------------------------------------------------------------------------------
Balance at
   December 31, 1999                    341,374         $   16.01     $   51.58
   Options granted                       46,278             47.84         47.84
   Options exercised                    (44,758)             8.82         53.00
   Options terminated                    (9,715)            28.47         --
-------------------------------------------------------------------------------
Balance at
    December 31, 2000                   333,179             21.03         47.94
    Options granted                      60,946             41.15         41.15
    Options exercised                   (31,801)            10.04         43.95
    Options terminated                   (7,871)            39.02         --
-------------------------------------------------------------------------------
Balance at
   December 31, 2001                    354,453             25.08         40.08
   Options granted                       46,928             27.37         27.30
   Options exercised                    (29,146)       9.45         31.86
   Options terminated                   (10,177)            38.14         --
-------------------------------------------------------------------------------
Balance at
   December 31, 2002                    362,058         $   26.26     $   24.35
===============================================================================

STOCK COMPENSATION PLANS

                                                        Weighted     Securities
                                      Securities         average  available for
December 31                         to be issued        exercise         future
(Shares in thousands)              upon exercise           price       issuance
-------------------------------------------------------------------------------
APPROVED BY SHARE
   OWNERS
Options                                  360,864       $   26.27            (a)
RSUs                                      28,488           (b)              (a)
NOT APPROVED BY SHARE
   OWNERS
Options                                    1,194           24.35            (c)
RSUs                                       3,761           (b)              (c)
--------------------------------------------------------------------------------
Total(d)                                 394,307       $   26.26        130,803
================================================================================

(a)  Under the 1990 Long-Term Incentive Plan, 0.95% of GE issued common stock
     (including treasury shares) as of the first day of each calendar year during which the plan is in effect becomes available for awards in that calendar year. Total shares available for future issuance under the 1990
     Long-Term Incentive Plan amounted to 105.9 million shares.

(b)  Not applicable.

(c)  Total shares available for future issuance under the consultants' plan amounted to 24.9 million shares.

(d)  In connection with various acquisitions, there are an additional 2.0 million options outstanding, with a weighted average exercise price of
     $21.38.


Annual Report Page 99

Outstanding options and SARs expire on various dates through December 12, 2012. Restricted stock grants vest on various dates up to retirement of grantees.

        The following table summarizes information about stock options outstanding at December 31, 2002.

STOCK OPTIONS OUTSTANDING

(Shares in thousands)                 Outstanding         Exercisable
--------------------------------------------------------------------------------
                                               Average                 Average
                                  Average     exercise                exercise
Exercise price range    Shares       life(a)     price    Shares         price
-------------------------------------------------------------------------------
$6.39 - 8.51            61,926        1.1    $    8.15    61,926      $    8.15
 8.58 -14.73            70,357        3.0        11.70    70,352          11.70
 15.83-27.05            88,577        7.4        25.58    38,240          23.77
 27.20-41.35            63,136        7.3        36.89    24,876          37.55
 42.33-57.31            78,062        8.0        45.95    18,980          44.76
-------------------------------------------------------------------------------
Total                  362,058        5.6    $   26.26   214,374      $   18.75
===============================================================================

At year-end 2001, options with an average exercise price of $14.73 were exercisable on 209 million shares; at year-end 2000, options with an average exercise price of $11.35 were exercisable on 205 million shares.

(a)  Average contractual life remaining in years.

OPTION VALUE INFORMATION (a)

(In dollars)                                     2002         2001         2000
--------------------------------------------------------------------------------
Fair value per option(b)                      $  7.73        $12.15       $15.76
Valuation assumptions
  Expected option term (yrs)                      6.0          6.0          6.4
  Expected volatility                            33.7%        30.5%        27.1%
  Expected dividend yield                         2.7%         1.6%         1.2%
  Risk-free interest rate                         3.5%         4.9%         6.4%
================================================================================

(a) Weighted averages of option grants during each period.

(b) Estimated using Black-Scholes option pricing model.

NOTE 26

SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

        "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

        "All other operating activities" in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and adjustments to assets.

        Noncash transactions include the following: in 2002, the acquisitions of Interlogix, Inc. for GE common stock valued at $395 million and the acquisition of Bravo for GE common stock and other investment securities valued at $335 million and $886 million, respectively; in 2001, the acquisition of Imatron Inc. for GE common stock valued at $205 million; and in 2000, the acquisition of Harmon Industries for shares of GE common stock valued at $346 million.


Annual Report Page 100

Certain supplemental information related to GE and GECS cash flows is shown below.

For the years ended December 31 (In millions)                                             2002         2001         2000
------------------------------------------------------------------------------------------------------------------------
GE
     Purchases and sales of GE shares for treasury
     Open market purchases under share repurchase program                            $  (1,981)   $  (3,137)   $  (2,226)
     Other purchases                                                                      (870)      (1,571)      (3,116)
     Dispositions (mainly to employee and dividend reinvestment plans)                   1,866        2,273        5,811
------------------------------------------------------------------------------------------------------------------------
                                                                                     $    (985)   $  (2,435)   $     469
========================================================================================================================
GECS
     Financing receivables
     Increase in loans to customers                                                  $(209,431)   $(139,793)   $(100,938)
     Principal collections from customers--loans                                       185,329      120,334       87,432
     Investment in equipment for financing leases                                      (20,588)     (21,280)     (15,454)
     Principal collections from customers--financing leases                             16,202       12,311        7,873
     Net change in credit card receivables                                             (19,108)     (14,815)      (9,394)
     Sales of financing receivables                                                     29,651       29,291       14,405
------------------------------------------------------------------------------------------------------------------------
                                                                                     $ (17,945)   $ (13,952)   $ (16,076)
========================================================================================================================
     All other investing activities
     Purchases of securities by insurance and annuity businesses                     $ (64,721)   $ (53,452)   $ (35,911)
     Dispositions and maturities of securities by insurance and annuity businesses      54,423       45,403       25,960
     Proceeds from principal business dispositions                                        --          2,572         (605)
     Other                                                                              (4,915)      (2,274)      (1,617)
------------------------------------------------------------------------------------------------------------------------
                                                                                      $(15,213)     $(7,751)    $(12,173)
========================================================================================================================
     Newly issued debt having maturities longer than 90 days
     Short-term (91 to 365 days)                                                     $   1,796    $  12,622    $  12,782
     Long-term (longer than one year)                                                   93,026       16,118       32,297
     Proceeds--nonrecourse, leveraged lease debt                                         1,222        2,012        1,808
------------------------------------------------------------------------------------------------------------------------
                                                                                     $  96,044    $  30,752    $  46,887
========================================================================================================================
     Repayments and other reductions of debt having maturities
        longer than 90 days
     Short-term (91 to 365 days)                                                     $ (32,950)   $ (29,195)   $ (27,777)
     Long-term (longer than one year)                                                   (5,936)      (6,582)      (3,953)
     Principal payments--nonrecourse, leveraged lease debt                                (339)        (274)        (177)
------------------------------------------------------------------------------------------------------------------------
                                                                                     $ (39,225)   $ (36,051)   $ (31,907)
========================================================================================================================
     All other financing activities
     Proceeds from sales of investment contracts                                     $   7,894    $   9,080    $   8,826
     Redemption of investment contracts                                                 (6,834)      (7,033)      (9,061)
     Capital contributions from GE                                                       6,300        3,043         --
     Cash received upon assumption of insurance liabilities                              2,813         --         13,177
------------------------------------------------------------------------------------------------------------------------
                                                                                     $  10,173    $   5,090    $  12,942
-=======================================================================================================================


Annual Report Page 101

NOTE 27

OPERATING SEGMENTS

REVENUES
                                  Total revenues           Intersegment revenues          External revenues
                          ---------------------------    -----------------------   ---------------------------
For the years ended December 31
(In millions)                2002      2001      2000      2002     2001    2000      2002      2001      2000
--------------------------------------------------------------------------------------------------------------
Aircraft Engines          $11,141   $11,389   $10,779    $1,018   $1,282    $687   $10,123   $10,107   $10,092
Commercial Finance         16,040    13,880    11,982        55       37      77    15,985    13,843    11,905
Consumer Finance           10,266     9,508     9,320        12       12       4    10,254     9,496     9,316
Consumer Products           8,456     8,435     8,717        89       89     103     8,367     8,346     8,614
Equipment Management        4,254     4,401     4,969        83       90      24     4,171     4,311     4,945
Industrial Products
   and Systems              9,755     9,097     8,891       879      838     627     8,876     8,259     8,264
Insurance                  23,296    23,890    24,766         2       13       2    23,294    23,877    24,764
Materials                   7,651     7,069     8,020        25       21      46     7,626     7,048     7,974
NBC                         7,149     5,769     6,797         -       -       -      7,149     5,769     6,797
Power Systems              22,926    20,211    14,861       192      152     144    22,734    20,059    14,717
Technical Products
   and Services             9,266     9,011     7,915        18       21      19     9,248     8,990     7,896
All Other GECS              4,331     6,674    15,140      (152)    (152)   (107)    4,483     6,826    15,247
Corporate items and
   eliminations            (2,833)   (3,421)   (2,304)   (2,221)  (2,403) (1,626)     (612)   (1,018)     (678)
--------------------------------------------------------------------------------------------------------------
Consolidated Revenues    $131,698  $125,913  $129,853  $    --   $   --   $   --  $131,698  $125,913  $129,853
==============================================================================================================
Revenues of GE businesses include income from sales of goods and services to customers and other income. Sales from one company component to another generally are priced at equivalent commercial selling prices.

Revenues originating from operations based in the United States were $90,954 million, $85,999 million and $87,463 million in 2002, 2001 and 2000, respectively. Revenues originating from operations based outside the United States were $40,744 million, $39,914 million and $42,390 million in 2002, 2001 and 2000, respectively.

                                                                  Property, plant and equipment
                                                                 additions (including equipment
                                        Assets                         leased to others)(a)      Depreciation and amortization
                                     At December 31              For the years ended December 31  For the years ended December 31
                          ----------------------------------     ------------------------------  --------------------------------
(In millions)                2002          2001         2000        2002       2001       2000       2002       2001     2000
-----------------------------------------------------------------------------------------------------------------------------
Aircraft Engines          $10,326        $9,972      $10,006        $304       $402       $416       $310       $313     $286
Commercial Finance        195,766       171,255      123,662       7,452      8,829      5,720      2,040      1,452    1,160
Consumer Finance           76,965        62,978       57,018         221        195        184        232        178      289
Consumer Products           5,165         5,366        4,963         266        390        351        364        332      304
Equipment Management       26,117        25,410       23,531       1,902      4,282      4,800      1,391      1,473    1,394
Industrial Products
   and Systems              8,993         6,545        5,647         405        238        357        323        245      228
Insurance                 182,297       155,500      144,716          71         37        103        432        502    1,208
Materials                  13,414        10,517       10,065         927        814        573        658        557      507
NBC        10,401         5,572        5,136         252         64         99        109         94       77
Power Systems              15,835        13,237       11,759         731        774        657        505        328      265
Technical Products
   and Services             7,575         6,984        6,229         170        213        211        249        210      143
All Other GECS              8,683        10,341       21,709       1,358        401        627        223        392      579
Corporate items and
   eliminations(b)         13,707        11,346       12,565         110         94         55        158      1,375    1,452
-----------------------------------------------------------------------------------------------------------------------------
Consolidated totals      $575,244      $495,023     $437,006     $14,169    $16,733    $14,153     $6,994     $7,451   $7,892
=============================================================================================================================

(a)  Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(b)  Depreciation and amortization includes $1,252 million and $1,346 million of goodwill amortization in 2001 and 2000, respectively, and $64 million of unallocated RCA goodwill amortization in 2001 and 2000 that relates to NBC.

Property, plant and equipment associated with operations based in the United States were $19,778 million, $18,557 million and $19,133 million at year-end 2002, 2001 and 2000, respectively. Property, plant and equipment associated with operations based outside the United States were $27,426 million, $23,583 million and $20,882 million at year-end 2002, 2001 and 2000, respectively.


Annual Report Page 102

Basis for presentation

Our operating businesses are organized based on the nature of products and services provided. Certain businesses do not meet the definition of a reportable operating segment and have been aggregated. The Industrial Products and Systems segment consists of Industrial Systems, Transportation Systems and GE Supply. The Materials segment consists of Plastics and Specialty Materials. The Technical Products and Services segment consists of Medical Systems and Global eXchange Services, 90% of which was sold in 2002. Segment accounting policies are the same as described in note 1.

        A description of our operating segments can be found on pages 108-109 and details of segment profit by operating segment can be found on page 57 of this report.

NOTE 28

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives and Hedging

Our global business activities routinely deal with fluctuations in interest rates, currency exchange rates and commodity and other asset prices. We apply strict policies to managing each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

Cash flow hedges

Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, GECS often borrows at a variable rate of interest to fund our financial services businesses. If Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an "interest rate swap"). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 103.

        We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These instruments permit us to eliminate the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. In addition, we use these instruments, along with interest rate and currency swaps, to optimize borrowing costs and investment returns. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

        At December 31, 2002, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $2,112 million, of which $519 million was expected to be transferred to earnings in 2003 along with the earnings effects of the related forecasted transactions. In 2002, there were no forecasted transactions that failed to occur. At December 31, 2002, the maximum term of derivative instruments that hedge forecasted transactions was 24 months.

Fair value hedges

Under SFAS 133, fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in earnings and are offset by corresponding changes in the fair value of the hedged item.

        We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed rate borrowings and certain types of fixed rate assets. Equity options are used to hedge price changes in investment securities and equity-indexed annuity liabilities at Insurance.

Net investment hedges

The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We manage currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, we manage such exposures with currency forwards and currency swaps.


Annual Report Page 103

Derivatives not designated as hedges

SFAS 133 specifies criteria that must be met in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described below. We also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

        We use option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. For example, Insurance uses equity options to hedge the risk of changes in equity prices embedded in liabilities associated with annuity contracts it writes. We also use interest rate swaps, purchased options and futures as an economic hedge of the fair value of mortgage servicing rights. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives under SFAS 133, their economic risk is similar to, and managed on the same basis as, other equity instruments we hold.

Earnings effects of derivatives

The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, "effectiveness" refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Pre-tax earnings effects of such items are shown in the following table as "amounts excluded from the measure of effectiveness."

December 31 (In millions)                                  2002            2001
--------------------------------------------------------------------------------
CASH FLOW HEDGES
Ineffectiveness                                            $(24)           $  1
Amounts excluded from the
   measure of effectiveness                                  --              (1)
FAIR VALUE HEDGES
Ineffectiveness                                               3              26
Amounts excluded from the
   measure of effectiveness                                   3             (16)
================================================================================

Counterparty credit risk

The risk that counterparties to derivative contracts will be financially unable to make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net gains and losses for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts they owe us (see table below), typically as a result of changes in market conditions, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are required to be executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. If the downgrade provisions had been triggered at December 31, 2002, we could have been required to disburse up to $4.0 billion and could have claimed $1.9 billion from counterparties--the net fair value losses and gains. At December 31, 2002 and 2001, gross fair value gains amounted to $5.0 billion and $3.3 billion, respectively. At December 31, 2002 and 2001, gross fair value losses amounted to $7.1 billion and $5.4 billion, respectively.

        As part of its ongoing activities, our financial services businesses enter into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third-party credit risk are evaluated and monitored like their associated investments or loans and are therefore not subject to the same credit criteria that would apply to a stand-alone position. Except for such positions, all other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1/ P-1 credit rating and the credit limit for exposures on these transactions is $150 million.

COUNTERPARTY CREDIT CRITERIA

                                                                Credit rating
                                                           ---------------------
                                                           Moody's           S&P
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
Credit exposure limits
   Up to $50 million                                           Aa3           AA-
   Up to $75 million                                           Aaa           AAA
================================================================================


Annual Report Page 104

FINANCIAL INSTRUMENTS

                                                                 2002                                      2001
                                              -------------------------------------------  ----------------------------------------
                                                         Assets (liabilities)                        Assets (liabilities)
                                                         --------------------------------            ------------------------------
                                                         Carrying                                    Carrying
                                              Notional     amount    Estimated fair value  Notional     amount Estimated fair value
December 31 (In millions)                       amount      (net)        High         Low    amount      (net)      High        Low
-----------------------------------------------------------------------------------------------------------------------------------
GE(a)
Investments and notes receivable                  $(b)       $567        $567        $567     $ (b)       $570      $568       $568
Borrowings(c)(d)                                   (b)    (9,756)      (9,816)     (9,816)      (b)    (2,509)   (2,509)     (2,509)
GECS(a)
Assets
     Time sales and loans                          (b)    138,695     141,784     138,834       (b)    115,773   117,159    115,135
     Other commercial and residential
         mortgages                                 (b)      8,093       8,504       8,417       (b)      6,505     6,671      6,636
     Other financial instruments                   (b)      6,702       6,772       6,634       (b)      4,742     4,806      4,734
Liabilities
     Borrowings(c)(d)(f)                           (b)   (270,347)   (286,824)   (273,717)      (b)   (240,519) (249,516)  (240,519)
     Investment contract benefits                  (b)    (37,814)    (37,731)    (37,312)      (b)    (32,427)  (32,192)   (31,815)
     Insurance--financial guarantees
         and credit life(e)                    312,489     (3,614)     (3,475)     (3,564)  278,941     (2,941)   (2,983)    (3,091)
     Other financial instruments                   (b)       (369)       (369)       (369)      (b)       (629)     (590)      (590)
Other firm commitments
     Ordinary course of business
         lending commitments                    11,956         --          --          --    10,279         --        --         --
     Unused revolving credit lines
         Commercial                             28,525         --          --          --    27,770         --        --         --
         Consumer--principally credit cards    259,085         --          --          --   222,929         --        --         --
===================================================================================================================================

(a)  As a result of the adoption of FIN 45, guarantees within its scope are disclosed within notes 29 and 30.

(b)  These financial instruments do not have notional amounts.

(c)  Includes effects of interest rate and currency swaps.

(d)  See note 18.

(e)  See note 19.

(f)  Estimated fair values in 2001 have been re-evaluated consistent with our current methodology.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities, separate accounts and derivative financial instruments. Other assets and liabilities – those not carried at fair value – are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2002 or 2001.

        A description of how we estimate fair values follows.

Time sales and loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on market quotes or comparables.

Investment contract benefits

Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Financial guarantees and credit life

Based on expected future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

All other instruments

Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

        Unused credit lines and lending commitments at December 31, 2002, were as follows:

                                               Fixed      Variable
(In millions)                                   rate          rate         Total
--------------------------------------------------------------------------------
Ordinary course of business
   lending commitments                      $    842      $ 11,114      $ 11,956
Unused revolving credit
   lines
      Commercial                               8,879        19,646        28,525
      Consumer-principally
         credit cards                        136,249       122,836       259,085
================================================================================


Annual Report Page 105

NOTE 29

NON-CONTROLLED ENTITIES

SPECIAL PURPOSE ENTITIES (SPEs) are sponsored and used by GE in the ordinary course of business, most commonly for asset securitization. The typical transaction involves our sale of high-quality, financial assets to highly-rated entities financed with commercial paper. Often, we provide credit support for certain of these assets as well as liquidity support for the commercial paper.

        The following table summarizes receivables held by SPEs that are sponsored or supported by us.

December 31 (In millions)                                  2002             2001
--------------------------------------------------------------------------------
Receivables-secured by
  Equipment                                             $12,215          $12,781
  Commercial real estate                                 11,079            9,971
  Other assets                                            7,769            7,761
Credit card receivables                                  10,466            9,470
Trade receivables                                           693            3,028
--------------------------------------------------------------------------------
Total receivables                                       $42,222          $43,011
================================================================================

GE assets included in the categories above at year-end 2001 were as follows:
Equipment-$631 million; Other assets-$757 million; Trade receivables-$2,396 million. In 2002, we transferred the trade receivables program to a non-sponsored entity and acquired the entire amount classified as equipment receivables and all but $416 million of other assets.

In addition to the activities discussed above, Financial Guaranty Insurance Company (FGIC), a consolidated affiliate in the Insurance segment, uses SPEs that offer municipalities guaranteed investment contracts with interests in high-quality, fixed maturity, investment grade assets. FGIC actively manages these assets under strict investment criteria and we also provide certain performance guarantees. Total assets in sponsored FGIC entities amounted to $13.7 billion and $13.4 billion at December 31, 2002 and 2001, respectively.

        A summary of financial support provided to SPEs for the subsequent 12 months follows.

December 31 (In millions)                                   2002            2001
--------------------------------------------------------------------------------
Credit and liquidity(a)(b)                               $27,247         $43,176
Credit and liquidity-unused(c)                             5,034           9,404
Performance guarantees                                     3,836           3,759
Performance guarantees-unused(c)                             364             441
Guarantee and reimbursement
   contracts                                               2,673           2,456
================================================================================

(a)  Includes credit support of $16.9 billion and $16.8 billion at December 31,
     2002 and 2001, respectively.

(b)  Net of participated liquidity of $11.7 billion and arrangements that defer
     $1.9 billion of liquidity support to 2004.

(c)  Available support conditioned on an increase of qualified assets in SPEs.
  Credit and liquidity support agreements. We have agreed to lend to these entities on a secured basis if (a) certain market conditions render the entities unable to issue new debt instruments, or (b) the credit ratings of debt issued by such entities were reduced below specified levels. Timing of such liquidity support depends on the associated maturities of supported debt. We reduce our exposure to liquidity support agreements by obtaining offsetting support from third-party banks. Such offsetting support amounted to $11.7 billion at December 31, 2002. We also provide credit support for credit losses on certain assets: full recourse for $9.7 billion and the remaining $7.2 billion based on loss-sharing formulae at December 31, 2002. This support is available for the life of the assets but generally amortizes in proportion to the assets outstanding. Assets with credit support are primarily funded by commercial paper that is subject to the liquidity support.
  Performance guarantees. We provide both letters of credit and lines of credit for guaranteed investment contracts. The letters of credit may be drawn upon occurrence of a credit event or a program event of default, which includes a downgrade of the SPE or failure to pay the SPE's secured obligations. The lines of credit enable the SPEs to pay all amounts owed under investment agreements, hedge contracts and distributions on preferred securities.
  Guarantee and reimbursement contracts. We provide protection to certain counterparties of interest rate swaps entered into by SPEs related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the SPE but generally amortize in proportion to the assets outstanding. The fair value of the related liability is $26 million at year-end 2002.

We evaluate the economic, liquidity and credit risk related to the above SPEs and support arrangements and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses.

        Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Amounts recognized in our financial statements related to sales to sponsored or supported SPEs are as follows:

December 31 (In millions)                                2002              2001
--------------------------------------------------------------------------------
Retained interests-assets                             $ 2,195           $ 2,183
Servicing assets                                           54               202
Recourse liability                                       (233)             (757)
--------------------------------------------------------------------------------
Total                                                 $ 2,016           $ 1,628
================================================================================


Annual Report Page 106

  Retained interests. When we securitize receivables, we are required to recognize our retained interests, which represent our rights to expected net future cash flows, at their fair value. Retained interests generally approximate the gain recognized, and are sometimes subject to credit, prepayment and interest rate risks.
  Servicing assets. Following a securitization transaction, we retain the responsibility for servicing the receivables, and, as such, are entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

  Recourse liability. As described previously, under credit support agreements we provide recourse for credit losses in SPEs. We provide for expected credit losses under these agreements and such amounts approximate fair value.

Amounts in the table on page 105 relate to SPEs that are sponsored or supported by us; amounts related to other securitizations totaled $1,346 million and $1,345 million at December 31, 2002 and 2001, respectively.

OTHER NON-CONTROLLED ENTITIES. We also have certain investments in associated companies for which we provide varying degrees of financial support and are entitled to a share in the results of the entities' activities. While all of these entities are substantive operating companies, some may need to be evaluated for potential consolidation under FIN 46. The types of support we typically provide to these entities consist of credit enhancement, such as debt guarantees, take-or-pay contracts that provide for minimum purchase commitments, and other contractual arrangements.

NOTE 30

COMMITMENTS AND PRODUCT WARRANTIES

Commitments

In our Aircraft Engines business, we have committed to provide financial assistance on future sales of aircraft equipped with our engines, totaling $1.6 billion at year-end 2002. In addition, our Commercial Finance business had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices approximating $15.4 billion at year-end 2002.

        At year-end 2002, we were committed under the following guarantee arrangements beyond those provided on behalf of SPEs (see note 29):

  Liquidity support. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $4.8 billion at December 31, 2002. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements.
  Credit support. We have provided $4.2 billion of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by total assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $51 million at December 31, 2002.
  Indemnification agreements. These are agreements that require us to fund up to $1.3 billion under residual value guarantees on a variety of leased equipment and $0.2 billion of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for indemnification agreements was $64 million at December 31, 2002.
  Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2002, we had recognized liabilities for estimated payments amounting to $72 million of our exposure of $0.3 billion.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses, which considers amounts recoverable under recourse provisions. For example, at year-end 2002, the total fair value of aircraft securing our airline industry guarantees exceeded the guaranteed amounts, net of the associated allowance for losses.


Annual Report Page 107

Product warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)                                  2002          2001          2000
--------------------------------------------------------------------------------
Balance at January 1                        $   968         $ 767         $ 719
Current year provisions                         918           841           564
Expenditures(a)                                (694)         (658)         (557)
Other changes(b)                                112            18            41
--------------------------------------------------------------------------------
Balance at December 31                      $ 1,304         $ 968         $ 767
================================================================================
(a) Primarily related to Power Systems.

(b) Primarily related to acquisitions at Power Systems.

NOTE 31

QUARTERLY INFORMATION (UNAUDITED)

(Dollar amounts in millions;                   First quarter     Second quarter     Third quarter    Fourth quarter
per-share amounts in dollars)                2002       2001      2002     2001     2002     2001     2002     2001
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS
Earnings before accounting changes        $ 3,518    $ 3,017    $4,426   $3,897   $4,087   $3,281   $3,102   $3,933
Cumulative effect of accounting changes    (1,015)      (444)     --       --       --       --       --       --
-------------------------------------------------------------------------------------------------------------------
Net earnings                                2,503      2,573     4,426    3,897    4,087    3,281    3,102    3,933
Per-share amounts before
   accounting changes
       Diluted earnings per share         $  0.35    $  0.30    $ 0.44   $ 0.39   $ 0.41   $ 0.33   $ 0.31   $ 0.39
       Basic earnings per share              0.35       0.30      0.45     0.39     0.41     0.33     0.31     0.40
Per-share amounts after
   accounting changes
       Diluted earnings per share            0.25       0.26      0.44     0.39     0.41     0.33     0.31     0.39
       Basic earnings per share              0.25       0.26      0.45     0.39     0.41     0.33     0.31     0.40
SELECTED DATA
GE
   Sales of goods and services             16,748     15,850    19,459   17,588   17,386   16,359   19,724   18,221
   Gross profit from sales                  5,067      4,960     6,319    5,677    5,702    5,245    6,033    6,059
GECS
Total revenues                             13,899     14,723    13,852   14,399   14,981   13,298   15,455   15,933
Earnings before accounting changes          1,657      1,401     1,327    1,477    1,551    1,301       91    1,407
===================================================================================================================

For GE, gross profit from sales is sales of goods and services less costs of goods and services sold.

Fourth quarter earnings in 2002 included an after-tax charge of $1,386 million ($0.14 per share) to record adverse development in the Insurance segment.


Annual Report Page 108

OUR BUSINESSES

A description of operating segments for General Electric Company and consolidated affiliates follows.

Aircraft Engines

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

Commercial Finance

Loans, financing and operating leases, and other services for customers, including manufacturers, distributors and end-users, for a variety of equipment and major capital assets including industrial facilities and equipment, energy-related facilities, commercial and residential real estate loans and investments, vehicles, aircraft, and equipment used in construction, manufacturing, data processing and office applications, electronics and telecommunications, and healthcare.

Consumer Finance

Private-label credit card loans, personal loans, time sales and revolving credit, residential mortgage financing and inventory financing for retail merchants, and auto leasing and inventory financing.

Consumer Products

Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. Products and services are sold in North America and in global markets under various GE and private-label brands. Distributed to both retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations. Lighting products include a wide variety of lamps, lighting fixtures and wiring devices.

Equipment Management

Leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including tractors, trailers, auto fleets, railroad rolling stock, intermodal shipping containers and modular space units.

Industrial Products and Systems

Electrical distribution and control equipment (including power delivery and control products such as transformers, meters, relays, capacitors and arresters); measurement and sensing equipment (products and subsystems for sensing temperatures, humidity and pressure); security equipment and systems
(including card access systems, video and sensor monitoring equipment and integrated facility monitoring systems); transportation systems products and maintenance services (including diesel and electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, and railway signaling communications systems); electric motors and related products; a broad range of electrical and electronic industrial automation products (including drive systems); installation, engineering and repair services, which includes management and technical expertise for large projects such as process control systems; and GE Supply, a network of electrical supply houses. Markets are extremely diverse. Products and services are sold to commercial and industrial end users, including utilities, to original equipment manufacturers, to electrical distributors, to retail outlets, to railways and to transit authorities. Increasingly, products and services are developed for and sold in global markets.

Insurance

U.S. and international multiple-line property and casualty reinsurance, certain directly written specialty insurance and life reinsurance, consumer investment, insurance and retirement services, financial guaranty insurance, principally on municipal bonds and asset-backed securities, and private mortgage insurance.

Materials

High-performance engineered plastics used in applications such as automobiles and housings for computers and other business equipment; ABS resins; silicones;
superabrasive industrial diamonds; quartz products; and laminates. Also includes engineered specialty chemical treatment programs for water and process systems in industrial, commercial and institutional facilities worldwide. Products and services are sold worldwide to a diverse customer base consisting mainly of manufacturers.

NBC

Principal businesses are the furnishing of U.S. network television services to more than 220 affiliated stations, production of television programs, operation of 28 VHF and UHF television broadcasting stations, operation of four cable/satellite networks around the world, and investment and programming activities in the Internet, multimedia and cable television.


Annual Report Page 109

Power Systems

Power plant products and services, including design, installation, operation and maintenance services sold into global markets. Gas turbines, steam turbines, generators and related services including total asset optimization solutions and equipment upgrades are sold to power generation and other industrial customers.
Renewable energy solutions including wind turbines and hydro. Advanced turbomachinery products and related services for the oil and gas market, also including total pipeline integrity solutions. Substation automation and network solutions sold to power transmission and distribution customers. Also includes portable and rental power plants, nuclear reactors, fuel and nuclear support services.

Technical Products and Services

Medical imaging systems such as magnetic resonance (MR) and computed tomography (CT) scanners, x-ray, nuclear imaging and ultrasound, as well as diagnostic cardiology and patient monitoring devices; related services, including equipment monitoring and repair, computerized data management and customer productivity services. Products and services are sold worldwide to hospitals and medical facilities. A full range of computer-based information and data interchange services for both internal and external use to commercial and industrial customers was included through September 2002, when we sold this business.

All Other GECS

GECS activities and businesses that we have chosen not to allocate to one of the four GECS segments, including IT Solutions, GE Auto & Home, GE Equity,
AFS, Americom, Wards and other asset impairments and product line exits.


Annual Report Page 110

GLOSSARY

BACKLOG Unfilled customer orders for products and services.

BORROWING Financial liability (short or long-term) that obliges us to repay cash or another financial asset to another entity.

CASH EQUIVALENTS Highly liquid debt instruments with maturities of less than three months, such as commercial paper. Typically included with cash for reporting purposes, unless designated as available for sale and included with investment securities.

CASH FLOW HEDGES Qualifying derivative instruments that we use to protect ourselves against exposure to volatility in future cash flows. The exposure may be associated with an existing asset or liability, or with a forecasted transaction. See "Hedge."

COMMERCIAL PAPER Unsecured, unregistered promise to repay borrowed funds in a specified period ranging from overnight to 270 days.

CUSTOMER SERVICE AGREEMENTS (also referred to as "product services agreements") Contractual commitments to provide specified services for products in our industrial installed base – for example, monitoring, maintenance, overhaul and spare parts for a gas turbine/generator set installed in a customer's power plant.

DERIVATIVE INSTRUMENT A financial instrument or contract with another party ("counterparty")
that is structured to meet any of a variety of financial objectives, including those related to fluctuations in interest rates, currency exchange rates and commodity prices. Options, forwards and swaps are the most common derivative instruments we employ. See "Hedge."

DIRECT WRITTEN PREMIUMS Amounts charged to insureds in exchange for coverages provided in accordance with the terms of an insurance/reinsurance contract.

EARNED PREMIUMS Portion of the premium pertaining to the segment of the policy period for which insurance coverage has been provided.

EFFECTIVE TAX RATE Provision for income taxes as a percentage of earnings before income taxes and accounting changes. Does not represent cash paid for income taxes in the current accounting period.

EQUIPMENT LEASED TO OTHERS (ELTO) Rental equipment we own that is available to rent and is stated at cost less accumulated depreciation.

FAIR VALUE HEDGE Qualifying derivative instruments that we use to protect ourselves against exposure to volatility in values of hedged assets, liabilities or certain types of firm commitments. Changes in the fair values of derivative instruments that are designated and effective as fair value hedges are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items. See "Hedge."

FINANCIAL LEVERAGE The relationship of debt to equity. Expressed for financial services businesses as borrowings divided by equity. Expressed for industrial businesses as borrowings divided by total capital.

FINANCING RECEIVABLES Investment in contractual loans and leases due from customers (not investment securities).

FORWARD CONTRACT Fixed price contract for purchase or sale of a specified quantity of a commodity, security, currency or other financial instrument with delivery and settlement at a specified future date. Commonly used as a hedging tool. See "Hedge."

GOODWILL The premium paid for acquisition of a business. Calculated as the purchase price less the fair value of net assets acquired (net assets are identified tangible and intangible assets, less liabilities assumed).

GUARANTEED INVESTMENT CONTRACTS (GICS) (including funding agreements)
Deposit-type products that provide a stated interest rate on funds deposited with the insurer for a stated period. These products are generally purchased by
Employee Retirement Income Security Act of 1974 (ERISA) qualified defined contribution plans and institutional accredited investors.

HEDGE A technique designed to reduce or eliminate risk. Often refers to the use of derivative financial instruments to offset changes in interest rates, currency exchange rates or commodity prices, although many business positions are "naturally hedged" – for example, funding a U.S. fixed rate investment with U.S. fixed rate borrowings is a natural interest rate hedge.

INSURANCE RECEIVABLES Receivables of our insurance businesses associated with
(1) reinsurance agreements in which those businesses legally transferred (ceded)
insurance losses (and related premiums) to reinsurers and are entitled to recovery of those insurance losses; (2) premiums on insurance and reinsurance contracts; (3) policy loans to policyholders of certain life insurance contracts; and (4) premium funds on deposit with reinsurance customers as collateral for our obligations as a reinsurer.

INTANGIBLE ASSET A non-financial asset lacking physical substance, such as goodwill, patents, trademarks and licenses. Also includes present value of future profits, which are anticipated net discounted cash flows to be realized from certain in-force insurance, annuity and investment contracts at the date we acquire a life insurance business.

INTEREST RATE SWAP Agreement under which two counterparties agree to exchange one type of interest rate cash flows for another type of cash flows on specified dates in the future. In a typical arrangement, one party periodically will pay a fixed amount of interest, in exchange for which that party will receive variable payments computed using a published index. See "Hedge."


Annual Report Page 111

INVESTMENT SECURITIES Generally, an instrument that provides an ownership position in a corporation (a stock), a creditor relationship with a corporation or governmental body (a bond), or rights to ownership such as those represented by options, subscription rights and subscription warrants.

MONETIZATION Sale of financial assets to a third party for cash. For example, we sell certain loans, credit card receivables and trade receivables to third-party financial buyers, typically providing at least some credit protection and often agreeing to provide collection and processing services for a fee. Monetization of interest-bearing assets such as loans normally results in gains; monetization of non-interest bearing assets such as trade receivables normally results in losses.

NET REVENUES For our lending and leasing businesses, revenues from services less interest and other financial charges.

OPERATING MARGIN Sales of goods and services less the sum of cost of goods and services sold plus selling, general and administrative expenses. Operating margin is often expressed as a percentage of sales – the operating margin rate.

OPERATING PROFIT Earnings before interest and other financial charges, income taxes and effects of accounting changes.

OPTION The right, not the obligation, to execute a transaction at a designated price, generally involving equity interests, interest rates, currencies or commodities. See "Hedge."

PREMIUM Rate that is charged under insurance/reinsurance contracts.

PRESENT VALUE OF FUTURE PROFITS See "Intangible Asset."

PRODUCT SERVICES AGREEMENTS See "Customer Service Agreements."

PRODUCTIVITY The rate of increased output for a given level of input, with both output and input measured in constant currency. A decline in output for a given level of input is "negative" productivity.

PROGRESS COLLECTIONS Payments received from customers as deposits before the associated work is performed or product is delivered.

REINSURANCE A form of insurance that insurance companies buy for their own protection.

RETROCESSION AGREEMENT Contract to acquire third-party insurance protection for reinsurance policies written. Retrocession is a risk mitigation technique.

RETURN ON AVERAGE SHARE OWNERS' EQUITY Earnings before accounting changes divided by average total equity (on an annual basis, calculated using a five-point average).

RETURN ON AVERAGE TOTAL CAPITAL INVESTED Earnings before accounting changes plus the sum of after-tax interest and other financial charges and minority interest, divided by the sum of total equity, borrowings and minority interest
(on an annual basis, calculated using a five-point average).

SECURITIZATION A process whereby loans or other receivables are packaged, underwritten and sold to investors. In some instances, the assets sold are first transferred to an unconsolidated SPE. These entities are structured to be bankruptcy remote in order to isolate the credit risk of the assets from the overall credit risk of the selling entity. Outside investors, usually institutions, typically purchase a debt instrument issued by the SPE. Whether or not credit risk associated with the securitized assets is retained by the seller depends on the structure of the securitization. See "Monetization."

SEPARATE ACCOUNT Investments controlled by policyholders and associated with identical amounts reported as insurance liabilities.

TURNOVER Broadly based on the number of times that working capital is replaced during a year. Accounts receivable turnover is total sales divided by the five-point average balance of customer receivables from sales of goods and services (trade receivables). Inventory turnover is total sales divided by a five-point average balance of inventories. See "Working Capital."

UNEARNED PREMIUMS Portion of the premium received that relates to future coverage periods.

UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES Claims reserves for events that have occurred, including both reported and incurred-but-not-reported (IBNR)
reserves, and the expenses of settling such claims.

VARIABLE INTEREST ENTITY Entity defined by Financial Accounting Standards
Board Interpretation No. 46, and that must be consolidated by its primary beneficiary. A variable interest entity has one or both of the following characteristics: (1) its equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) as a group, the equity investors lack one or more of the following characteristics: (a) direct/indirect ability to make decisions, (b)
obligation to absorb expected losses, or (c) right to receive expected residual returns.

WORKING CAPITAL Sum of receivables from the sales of goods and services, plus inventories, less trade accounts payable and progress collections.