Form 10-Q
period 2003-03-31
GENERAL ELECTRIC CO
filed 2003-05-02
CIK 40545

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

          There were 9,994,362,000 shares with a par value of $0.06 per share outstanding at March 31, 2003.

(1)

Forward-Looking Statements

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	First quarter ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(Dollars, except per-share amounts, in millions)	2003	2002	2003	2002	2003	2002

Sales of goods	$11,117	$12,546	$10,635	$11,730	$487	$816
Sales of services	5,050	4,942	5,123	5,018	–	–
Earnings of GECS before accounting changes	–	–	1,670	1,657	–	–
GECS revenues from services	14,097	12,978	–	–	14,243	13,083
Other income	55	55	76	86	–	–

Total revenues	30,319	30,521	17,504	18,491	14,730	13,899

Cost of goods sold	8,092	8,904	7,660	8,162	437	742
Cost of services sold	3,189	3,443	3,262	3,519	–	–
Interest and other financial charges	2,596	2,374	208	157	2,463	2,288
Insurance losses and policyholder and annuity benefits	3,985	3,549	–	–	3,985	3,549
Provision for losses on financing receivables	762	662	–	–	762	662
Other costs and expenses	7,376	6,506	2,413	2,019	5,055	4,552
Minority interest in net earnings of consolidated affiliates	70	76	32	42	38	34

Total costs and expenses	26,070	25,514	13,575	13,899	12,740	11,827

Earnings before income taxes and accounting changes	4,249	5,007	3,929	4,592	1,990	2,072
Provision for income taxes	(1,035)	(1,489)	(715)	(1,074)	(320)	(415)

Earnings before accounting changes	3,214	3,518	3,214	3,518	1,670	1,657
Cumulative effect of accounting changes (notes 3 and 4)	(215)	(1,015)	(215)	(1,015)	–	(1,015)

Net earnings	$2,999	$2,503	$2,999	$2,503	$1,670	$642

Per-share amounts before accounting changes
Diluted earnings per share	$0.32	$0.35
Basic earnings per share	$0.32	$0.35

Per-share amounts after accounting changes
Diluted earnings per share	$0.30	$0.25
Basic earnings per share	$0.30	$0.25

Dividends declared per share	$0.19	$0.18

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(Dollars in millions)	3/31/03	12/31/02	3/31/03	12/31/02	3/31/03	12/31/02

Cash and equivalents	$9,499	$8,910	$1,268	$1,079	$8,345	$7,918
Investment securities	121,111	116,862	279	332	120,832	116,530
Current receivables	10,318	10,681	10,546	10,973	–	–
Inventories	9,198	9,247	9,045	9,039	153	208
Financing receivables – net	199,709	199,917	–	–	199,709	199,917
Other GECS receivables	41,983	43,029	–	–	43,888	44,581
Property, plant and equipment (including equipment leased to others) – net	47,430	47,204	13,783	13,743	33,647	33,461
Investment in GECS	–	–	39,250	36,929	–	–
Intangible assets – net	48,648	46,180	25,399	23,049	23,249	23,131
All other assets	95,738	93,214	29,251	30,167	67,638	64,082

Total assets	$583,634	$575,244	$128,821	$125,311	$497,461	$489,828

Short-term borrowings	$129,706	$138,775	$5,022	$8,786	$124,897	$130,126
Accounts payable, principally trade accounts	18,859	18,874	7,887	8,095	13,079	12,608
Progress collections and price adjustments accrued	6,078	6,706	6,078	6,706	–	–
Other GE current liabilities	17,481	17,472	17,481	17,472	–	–
Long-term borrowings	155,701	140,632	5,972	970	150,978	140,836
Insurance liabilities, reserves and annuity benefits	135,746	135,853	–	–	135,746	135,853
All other liabilities	35,596	35,236	17,122	16,621	18,303	18,441
Deferred income taxes	12,596	12,517	1,852	1,927	10,744	10,590

Total liabilities	511,763	506,065	61,414	60,577	453,747	448,454

Minority interest in equity of consolidated affiliates	5,513	5,473	1,049	1,028	4,464	4,445

Accumulated gains (losses) – net (a)
Investment securities	1,850	1,071	1,850	1,071	2,002	1,191
Currency translation adjustments	(1,660)	(2,136)	(1,660)	(2,136)	(656)	(782)
Derivatives qualifying as hedges	(2,262)	(2,112)	(2,262)	(2,112)	(2,192)	(2,076)
Common stock (9,994,362,000 and 9,969,894,000 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	669	669	669	669	1	1
Other capital	17,192	17,288	17,192	17,288	12,270	12,271
Retained earnings	76,653	75,553	76,653	75,553	27,825	26,324
Less common stock held in treasury	(26,084)	(26,627)	(26,084)	(26,627)	–	–

Total share owners' equity	66,358	63,706	66,358	63,706	39,250	36,929

Total liabilities and equity	$583,634	$575,244	$128,821	$125,311	$497,461	$489,828

(a) The sum of accumulated gains(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(2,072) million and $(3,177) million at March 31, 2003 and December 31, 2002, respectively.

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." March 31, 2003 information is unaudited. Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	First quarter ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(Dollars in millions)	2003	2002	2003	2002	2003	2002

Cash flows – operating activities
Net earnings	$2,999	$2,503	$2,999	$2,503	$1,670	$642
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	215	1,015	215	1,015	–	1,015
Depreciation and amortization of property, plant and equipment	1,528	1,303	554	477	974	826
Earnings retained by GECS	–	–	(1,501)	(1,126)	–	–
Deferred income taxes	44	466	156	49	(112)	417
Decrease in GE current receivables	655	238	719	252	–	–
Decrease (increase) in inventories	64	(606)	55	(615)	9	9
Increase (decrease) in accounts payable	(225)	(406)	(310)	(283)	296	(45)
Decrease in GE progress collections	(618)	(743)	(618)	(743)	–	–
Increase (decrease) in insurance liabilities, reserves and annuity benefits	(659)	2,059	–	–	(659)	2,059
Provision for losses on financing receivables	762	662	–	–	762	662
All other operating activities	(1,266)	(999)	(701)	(83)	(911)	(1,125)

Cash from operating activities	3,499	5,492	1,568	1,446	2,029	4,460

Cash flows – investing activities
Additions to property, plant and equipment	(1,785)	(3,455)	(385)	(414)	(1,400)	(3,041)
Net increase in financing receivables	(627)	(1,260)	–	–	(627)	(1,260)
Payments for principal businesses purchased	(95)	(1,909)	(95)	(1,749)	–	(160)
All other investing activities	(1,955)	(2,558)	(57)	99	(1,977)	(2,688)

Cash used for investing activities	(4,462)	(9,182)	(537)	(2,064)	(4,004)	(7,149)

Cash flows – financing activities
Decrease in borrowings (maturities 90 days or less)	(6,909)	(11,649)	(4,009)	(566)	(2,798)	(15,202)
Newly issued debt (maturities longer than 90 days)	21,740	25,896	5,315	67	16,500	25,706
Repayments and other reductions (maturities longer than 90 days)	(11,713)	(7,684)	(133)	(459)	(11,580)	(7,225)
Net purchases of GE shares for treasury	(120)	(572)	(120)	(572)	–	–
Dividends paid to share owners	(1,895)	(1,787)	(1,895)	(1,787)	(169)	(531)
All other financing activities	449	(154)	–	–	449	(154)

Cash from (used for) financing activities	1,552	4,050	(842)	(3,317)	2,402	2,594

Increase (decrease) in cash and equivalents	589	360	189	(3,935)	427	(95)
Cash and equivalents at beginning of year	8,910	8,433	1,079	9,798	7,918	7,314

Cash and equivalents at March 31	$9,499	$8,793	$1,268	$5,863	$8,345	$7,219

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates
	First quarter ended March 31 (Unaudited)

(Dollars in millions)	2003	2002

Revenues
Aircraft Engines	$2,383	$2,577
Commercial Finance	4,337	4,016
Consumer Finance	2,759	2,372
Consumer Products	1,838	1,968
Equipment Management	981	1,031
Industrial Products and Systems	1,887	1,629
Insurance	6,368	5,768
Medical Systems	2,140	1,863
NBC	1,471	1,998
Plastics	1,262	1,179
Power Systems	4,234	5,271
Specialty Materials	677	401
Transportation Systems	520	482
All Other GECS	285	712
Corporate items and eliminations	(823)	(746)

Consolidated revenues	$30,319	$30,521

Segment profit (a)
Aircraft Engines	$474	$421
Commercial Finance	826	720
Consumer Finance	546	498
Consumer Products	113	111
Equipment Management	57	75
Industrial Products and Systems	139	123
Insurance	512	516
Medical Systems	306	266
NBC	343	313
Plastics	91	207
Power Systems	896	1,552
Specialty Materials	59	47
Transportation Systems	69	53
All Other GECS	(271)	(152)

Total segment profit (a)	4,160	4,750
GE corporate items and eliminations	(23)	(1)
GE interest and other financial charges	(208)	(157)
GE provision for income taxes	(715)	(1,074)

Earnings before accounting changes	3,214	3,518
Cumulative effect of accounting changes	(215)	(1,015)

Consolidated net earnings	$2,999	$2,503

(a) Segment profit excludes the effects of pension and other retiree benefit plans, accounting changes and certain restructuring and other charges. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured – excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Medical Systems, NBC, Plastics, Power Systems, Specialty Materials and Transportation Systems, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS.

See "Notes to Condensed, Consolidated Financial Statements."

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We reclassified certain prior period amounts to conform to the current period presentation.

     2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business, in order to normalize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/en/company/investor/secreports.htm.

     3. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, became effective for us on January 1, 2003. Under SFAS 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset's useful life. SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel. On January 1, 2003, we recorded a liability for the expected present value of future retirement costs of $363 million; increased net property, plant and equipment by $24 million and recognized a one-time, non-cash transition charge of $330 million ($215 million after tax, or $0.02 per share) which is reported in the caption "Cumulative effect of accounting changes." Pro forma effects for the three months ended March 31, 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per-share amounts.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and had an inconsequential effect on our financial position as of March 31, 2003, and results of operations for the first quarter of 2003.

(7)

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to our special purpose entities (SPEs) could be consolidated on our books, and, if consolidated, certain assets and liabilities now on our books related to those SPEs would be removed. In the event we consolidated these assets, we would not reacquire their legal ownership, nor would our legal rights and obligations change. We are also in the process of reviewing application of FIN 46 to all of our investments in operating entities that are not presently consolidated, including but not limited to joint ventures and associated companies. The very complexity of the new consolidation rules and their evolving clarification make forecasting that July 1 effect impracticable. It is also clear that many alternative structures for sales of financial assets would continue to be reported as sales under FIN 46 with the assets qualifying for sale not consolidated. We are evaluating whether characteristics of those structures can cost-beneficially be applied to our arrangements before the July 1 effective date.

     4. SFAS 142, Goodwill and Other Intangible Assets, generally became effective for us on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

     Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit.

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. We established fair values using discounted cash flows. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results.

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

(8)

Intangibles Subject to Amortization
	At March 31, 2003		At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Present value of future profits (PVFP)	$5,240	$(2,882)	$5,261	$(2,804)
Capitalized software	4,364	(1,930)	4,269	(1,816)
Servicing assets (a)	3,591	(3,322)	3,582	(3,240)
Patents, licenses and other	3,182	(1,048)	2,806	(1,016)

Total	$16,377	$(9,182)	$15,918	$(8,876)

(a)  Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $27 billion and $33 billion at March 31, 2003 and December 31, 2002, respectively.

     Consolidated amortization expense related to amortizable intangible assets for the quarters ended March 31, 2003 and 2002, was $436 million and $351 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance to be amortized over each of the next five years follows:

2003	11.2%
2004	9.7%
2005	8.7%
2006	7.6%
2007	6.7%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(9)

Goodwill

     Goodwill balances follow:
(Dollars in millions)	Balance 12/31/02	Acquired	Foreign exchange and other	Balance 3/31/03

Aircraft Engines	$2,286	$–	$(1)	$2,285
Commercial Finance	7,987	76	38	8,101
Consumer Finance	5,562	26	98	5,686
Consumer Products	396	–	(1)	395
Equipment Management	1,242	–	21	1,263
Industrial Products and Systems	2,372	73	(50)	2,395
Insurance	4,176	–	18	4,194
Medical Systems	2,898	74	26	2,998
NBC	4,941	1,465	7	6,413
Plastics	1,857	23	10	1,890
Power Systems	3,095	194	22	3,311
Specialty Materials	1,643	110	90	1,843
Transportation Systems	556	–	(4)	552
All Other GECS	127	–	–	127

Total	$39,138	$2,041	$274	$41,453

     5. A summary of increases/(decreases) in share owners' equity that did not result directly from transactions with share owners, net of income taxes, follows:
	First quarter ended

(Dollars in millions)	3/31/03	3/31/02

Net earnings	$2,999	$2,503
Investment securities – net changes in value	779	(447)
Currency translation adjustments – net	476	(405)
Derivatives qualifying as hedges – net changes in value	(150)	363

Total	$4,104	$2,014

(10)

6. Inventories consisted of the following:
	At

(Dollars in millions)	3/31/03	12/31/02

Raw materials and work in process	$4,704	$4,894
Finished goods	4,799	4,587
Unbilled shipments	294	372
Revaluation to LIFO	(599)	(606)

Total	$9,198	$9,247

     7. Property, plant and equipment (including equipment leased to others) – net, consisted of the following:
	At

(Dollars in millions)	3/31/03	12/31/02

Original cost	$81,057	$79,592
Less: accumulated depreciation and amortization	33,627	32,388

Property, plant and equipment – net	$47,430	$47,204

(11)

     8. GE's authorized common stock consists of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.
	First quarter ended

	3/31/03		3/31/02

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting changes	$3,214	$3,214	$3,518	$3,518
Dividend equivalents – net of tax	3	–	3	–

Earnings before accounting changes for per-share calculation	$3,217	$3,214	$3,521	$3,518

Cumulative effect of accounting changes	$(215)	$(215)	$(1,015)	$(1,015)

Net earnings available to common share owners	$2,999	$2,999	$2,503	$2,503
Dividend equivalents – net of tax	3	–	3	–

Net earnings available for per-share calculation	$3,002	$2,999	$2,506	$2,503

Average equivalent shares
Shares of GE common stock	9,983	9,983	9,931	9,931
Employee compensation-related shares, including stock options	61	–	102	–

Total average equivalent shares	10,044	9,983	10,033	9,931

Per-share amounts
Earnings before accounting changes	$0.32	$0.32	$0.35	$0.35
Cumulative effect of accounting changes	(0.02)	(0.02)	(0.10)	(0.10)

Net earnings	$0.30	$0.30	$0.25	$0.25

(12)

     9. In the third quarter of 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation under the prospective method of transition. We first measure the total cost of each option grant at the grant date, using market-based option trading models. We then recognize each grant's total cost over the period that the options vest. Under this approach, we charged $22 million to net earnings in the first quarter of 2003. The effect on the net earnings of the first quarter of 2002 was insignificant. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options, follows.

	First quarter ended March 31

(In millions; per-share amounts in dollars)	2003	2002

Net earnings, as reported	$2,999	$2,503
Earnings per share, as reported
Diluted	0.30	0.25
Basic	0.30	0.25
Stock option expense included in net earnings	22	–
Total stock option expense (a)	80	80

Pro-Forma Effects
Net earnings, on pro-forma basis	2,941	2,423
Earnings per share, on pro-forma basis
Diluted	0.29	0.24
Basic	0.29	0.24

(a) As if we had applied SFAS 123 since its original effective date. Includes $22 million actually recognized in the first quarter of 2003 earnings.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

     General Electric Company's consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

     In the accompanying analysis of financial information, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of this information is considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require supplemental explanation and reconciliation which we have provided in Exhibit 99.3 to this Form 10-Q report.

A. Results of Operations – First Quarter of 2003 Compared with First Quarter of 2002

     General Electric Company earnings before accounting changes were $3.214 billion, or $0.32 per share, compared with $3.518 billion, or $0.35 per share in the first quarter of 2002. Net earnings were $2.999 billion, or $0.30 per share in the first quarter of 2003 compared with $2.503 billion, or $0.25 per share in first quarter of 2002. In the first quarter of 2003, GE recorded a non-cash transition charge to earnings of $215 million (after tax), or $0.02 per share, for the required change in accounting for obligations associated with the eventual retirement of certain operating facilities (discussed in note 3 of this Form 10-Q report). In the first quarter of 2002, GE recorded a non-cash transition charge of $1.015 billion (after tax), or $0.10 per share, for impairment of goodwill required upon the adoption of a new accounting standard (discussed in note 4 of this Form 10-Q report).

(13)

     Revenues of $30.3 billion were 1% lower than in the first quarter of 2002, reflecting lower U.S. gas turbine sales at Power Systems and the absence in 2003 of NBC Winter Olympic broadcast revenues. Industrial sales were down 6% to $15.8 billion. Excluding Power Systems in both periods and the Winter Olympics broadcast in 2002, industrial sales rose 7%. Sales of product services (including sale of spare parts, monitoring, maintenance and repair services) grew 20% to $5.1 billion. Financial services revenues of $14.7 billion were up 6%.

     Acquisitions contributed $112 million to consolidated earnings in the first quarter of 2003 compared with approximately $160 million in the first quarter of 2002. We integrate acquisitions as quickly as possible and only earnings during the first 12 months following the quarter in which we complete the acquisition are considered to be related to acquired businesses.

     Operating margin in the first quarter of 2003 was 15.4% of sales, compared with an operating margin of 18.2% for the first quarter of 2002, reflecting the anticipated effect of lower sales of high-margin products by Power Systems.

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the first quarters of 2003 and 2002. Segment profit excludes the effects of pension and other retiree benefit plans, accounting changes and certain restructuring and other charges. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured – excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Medical Systems, NBC, Plastics, Power Systems, Specialty Materials and Transportation Systems, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS. We have reclassified certain prior-year amounts to conform to this year's presentation.

  Aircraft Engines reported revenues of $2.383 billion, 8% lower than the first quarter of 2002, reflecting lower volume primarily related to commercial and industrial aero-derivative engines, partially offset by an increase in product services volume. Despite these lower engine sales, operating profit increased 13% to $474 million in the first quarter of 2003 reflecting the effects of productivity and higher product services volume.

(14)

  Commercial Finance

	First quarter ended

(Dollars in millions)	3/31/03	3/31/02

Revenues
Commercial Equipment Financing	$1,003	$993
Real Estate	603	448
Corporate Financial Services (a)	536	610
Structured Finance Group	276	296
Aviation Services	714	568
Vendor Financial Services	1,020	953
Other Commercial Finance	185	148

Total revenues	$4,337	$4,016

Net earnings
Commercial Equipment Financing	$148	$158
Real Estate	266	168
Corporate Financial Services (a)	130	110
Structured Finance Group	100	131
Aviation Services	135	98
Vendor Financial Services	74	69
Other Commercial Finance	(27)		(14)

Total net earnings	$826	$720

	At

	3/31/03	3/31/02	12/31/02

Total assets
Commercial Equipment Financing	$52,226	$47,557	$51,757
Real Estate	29,578	24,334	29,522
Corporate Financial Services (a)	27,585	26,049	26,897
Structured Finance Group	19,235	17,149	19,293
Aviation Services	30,264	26,797	30,512
Vendor Financial Services	26,647	21,374	25,518
Other Commercial Finance	10,532	9,152	10,746

Total assets	$196,067	$172,412	$194,245

Financing receivables – net	$128,602	$117,267	$128,277

(a) Formerly Commercial Finance

Commercial Finance revenues and net earnings increased 8% and 15%, respectively, compared with the first quarter of 2002. The increase in revenues and net earnings resulted primarily from asset growth across all business units reflecting acquisitions and origination growth, partially offset by lower securitzation gains at Commercial Equipment Financing and a specific loss on a telecommunications investment by Structured Finance Group, with lower credit losses also contributing to the increase in net earnings. Other Commercial Finance principally includes revenues of $177 million and $136 million and net earnings of $29 million and $24 million of the Healthcare Financial Services business in the first quarters of 2003 and 2002, respectively.

(15)

  Consumer Finance

	First quarter ended

(Dollars in millions)	3/31/03	3/31/02

Revenues
Global Consumer Finance	$1,866	$1,469
Card Services	893	903

Total revenues	$2,759	$2,372

Net earnings
Global Consumer Finance	$390	$313
Card Services	181	209
Other Consumer Finance	(25)	(24)

Total net earnings	$546	$498

	At

	3/31/03	3/31/02	12/31/02

Total assets
Global Consumer Finance	$60,112	$44,644	$58,310
Card Services	17,744	17,797	18,655

Total assets	$77,856	$62,441	$76,965

Financing receivables – net	$62,919	$46,915	$63,254

Consumer Finance revenues and net earnings increased 16% and 10%, respectively, compared with the first quarter of 2002. The increase in revenues resulted primarily from origination growth and acquisitions, partially offset by lower securitization gains at Card Services. Net earnings increased primarily as a result of growth in lower taxed earnings from international operations, origination growth and productivity, partially offset by lower securitization activity at Card Services.

  Consumer Products revenues decreased 7% to $1.838 billion in the first quarter of 2003 reflecting lower selling prices of home appliances and consumer lighting products. Operating profit of $113 million rose 2% as productivity more than offset the effects of lower product pricing.

(16)

  Equipment Management revenues of $981 million and net earnings of $57 million decreased 5% and 24%, respectively, compared with the first quarter of 2002. The decrease in revenues and net earnings was attributable to lower asset utilization and price. Equipment Management had $25,474 million, $24,683 million and $25,222 million of total assets and $9,431 million, $9,441 million and $9,416 million of equipment leased to others at March 31, 2003, March 31, 2002 and December 31, 2002, respectively.
  Industrial Products and Systems

	First quarter ended

(Dollars in millions)	3/31/03	3/31/02

Revenues
Industrial Systems	$1,274	$1,097
GE Supply	613	532

Total revenues	$1,887	$1,629

Operating profit
Industrial Systems	$119	$103
GE Supply	20	20

Total operating profit	$139	$123

Industrial Products and Systems reported a 16% increase in revenues primarily as a result of recently acquired businesses that more than offset the effects of continued pricing pressure. Operating profit rose 13% to $139 million reflecting higher volume primarily as a result of recently acquired businesses and productivity somewhat offset by lower prices.

(17)

  Insurance

	First quarter ended

(Dollars in millions)	3/31/03	3/31/02

Revenues
GE Financial Assurance	$3,253	$2,983
Mortgage Insurance	291	280
GE Global Insurance Holdings (ERC)	2,693	2,407
Other Insurance	131	98

Total revenues	$6,368	$5,768

Net earnings
GE Financial Assurance	$201	$254
Mortgage Insurance	119	119
GE Global Insurance Holdings (ERC)	121	87
Other Insurance	71	56

Total net earnings	$512	$516

Insurance revenues increased 10% during the first quarter of 2003 principally as a result of growth in premium revenues, partially offset by lower investment gains. The growth in premium revenues is primarily attributable to the combination of price increases achieved at ERC, origination volume at GE Financial Assurance, and post-acquisition revenues from acquired businesses. This was somewhat offset by a decrease in premium volume resulting from the adherence to stricter underwriting discipline at ERC. The lower investment gains are primarily attributable to higher levels of other-than-temporary impairments recognized during the first quarter of 2003. Net earnings decreased slightly (1%) for the first quarter of 2003 as the improved underwriting results at ERC were offset by lower investment gains.

  Medical Systems revenues increased 15% to $2.140 billion in the first quarter of 2003 reflecting volume growth that more than offset lower selling prices. Operating profit of $306 million also rose 15% on higher volume as productivity offset the effects of lower prices.

  NBC reported a 26% decrease in revenues to $1.471 billion in the first quarter of 2003 reflecting the absence in 2003 of Winter Olympics broadcast revenue and lower advertising revenues in 2003 resulting from broadcast coverage of the war in Iraq, partially offset by revenues from Telemundo which was acquired in the second quarter of 2002. Despite the impact of the war in Iraq, NBC reported operating profit of $343 million, up 10% from the first quarter of 2002 as a result of productivity and pricing improvement that offset the effects of lower volume and higher costs.
  Plastics revenues increased 7% to $1.262 billion in the first quarter of 2003 reflecting the effects of volume from acquisitions and price increases. Operating profit of $91 million was 56% lower than in the first quarter of 2002 reflecting higher material costs largely tied to the price of oil and benzene.

(18)

  Power Systems revenues fell 20% to $4.234 billion as growth in the energy service and wind businesses were more than offset by the anticipated reduction in sales of heavy-duty gas turbines and industrial aero-derivative products. Power Systems reported operating profit of $896 million, 42% less than the first quarter of 2002 reflecting lower volumes, lower productivity and lower prices.

  Specialty Materials revenue rose 69% to $677 million in the first quarter of 2003 primarily as a result of volume from GE Betz – acquired in the second quarter of 2002. Operating profit for Specialty Materials increased 26% to $59 million on higher volume primarily from GE Betz, partially offset by lower pricing and higher material costs.

  Transportation Systems revenues of $520 million increased 8% from the first quarter of 2002 on higher locomotive volume partially offset by lower pricing for railroad signaling products and services. Operating profit increased 30% to $69 million as productivity and increased volume were partially offset by the effects of lower pricing for railroad signaling parts and services.

  All Other GECS

	First quarter ended

(Dollars in millions)	3/31/03	3/31/02

Revenues
IT Solutions	$129	$495
GE Equity	(83)	(55)
Other – All Other GECS	239	272

Total revenues	$285	$712

Net earnings
IT Solutions	$(29)	$(8)
GE Equity	(72)	(70)
Other– All Other GECS	(170)	(74)

Total net earnings	$(271)	$(152)

All Other GECS includes GECS activities and businesses that management does not measure within one of the four financial services segments.

Three factors explain these results:

    IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

(19)

    GE Equity – GE Equity manages equity investments in early-stage, early growth and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first quarter of 2003 reflected increased losses on investments including losses in the telecommunications and software industries. Effective in the fourth quarter of 2002, GE Equity ceased making new investments. GE Equity will continue to give financial support to companies within its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

    Other – All Other GECS includes GECS corporate function expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

B. Financial Condition

     Consolidated assets of $583.6 billion at March 31, 2003, were $8.4 billion higher than at December 31, 2002.

     GE assets were $128.8 billion at March 31, 2003, an increase of $3.5 billion from December 31, 2002. The increase was primarily attributable to increases in intangible assets ($2.4 billion), including those related to the Bravo acquisition by NBC, and our investment in GECS ($2.3 billion), partially offset by a reduction in all other assets ($0.9 billion).

     Financial services assets increased by $7.6 billion from the end of 2002 primarily because of increases in investment securities and all other assets. Investment securities increased $4.3 billion to $120.8 billion at the end of the first quarter as a result of investment of insurance premiums received, reinvestment of investment income and increases in fair value, primarily debt securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities. All other assets increased $3.6 billion since December 31, 2002, primarily as a result of increased securities lending activities at Insurance and the transfer of Home Depot private label credit card receivables (assets held for sale) in preparation for their sale when the contract is terminated in 2003.

     Consolidated liabilities of $511.8 billion at March 31, 2003, were $5.7 billion higher than the year-end 2002 balance of $506.1 billion.

     GE liabilities of $61.4 billion rose $0.8 billion since December 31, 2002. Total borrowings increased $1.2 billion to $11.0 billion ($5.0 billion short term and $6.0 billion long term) at March 31, 2003, compared with December 31, 2002. GE long-term debt increased $5.0 billion, partially offset by a $3.8 billion reduction of short-term borrowings. The ratio of debt to total capital invested for GE at the end of the first quarter was 14.0% compared with 13.1% at the end of last year and 2.8% at March 31, 2002.

     Financial services liabilities increased by $5.3 billion to $453.7 billion reflecting an increase in long-term borrowings of $10.1 billion and a decrease in short-term borrowings of $5.2 billion from year-end 2002 as discussed in the "Liquidity" section of this report.

(20)

     With respect to cash flows, consolidated cash and equivalents amounted to $9.5 billion at March 31, 2003, an increase of $0.6 billion during the first quarter of 2003. Cash and equivalents amounted to $8.8 billion at March 31, 2002, an increase of $0.4 billion from December 31, 2001.

     GE cash and equivalents increased $0.2 billion during the first quarter of 2003 to $1.3 billion at March 31, 2003. Cash provided from 2003 operating activities was $1.6 billion, 8% more than reported for the first quarter of 2002. Cash generated from operating activities, excluding progress collections, was $2.2 billion for the first quarter of 2003, about the same as last year. Cash used for investing activities ($0.5 billion) represented funds used primarily to purchase property, plant and equipment and for acquisitions. Cash used for financing activities ($0.8 billion) included new issuances of debt with maturities longer than 90 days ($5.3 billion) offset by a $4.0 billion decrease in debt with maturities of 90 days or less and $1.9 billion paid to share owners as dividends – a 5.6% increase in per-share dividend rate compared with the first quarter of 2002.

     GE cash and equivalents amounted to $5.9 billion at March 31, 2002, a decrease of $3.9 billion from December 31, 2001. During the first quarter of 2002, operating cash flows decreased to $1.4 billion, 53% lower than the first quarter of 2001, as a result of sharply lower progress collections. Cash used for investing activities ($2.1 billion) principally represented acquisitions and investments in new plant and equipment for a wide variety of capital expenditure projects to reduce costs and improve efficiencies. Cash used for financing activities ($3.3 billion) included $1.8 billion for dividends paid to share owners – a 12.5% increase in the per-share dividend rate compared with first quarter of 2001 – $0.7 billion for repurchases of common stock under the share repurchase program and $1.0 billion in repayments and reductions in debt.

     Financial services cash and equivalents increased by $0.4 billion during the first quarter of 2003 to $8.3 billion. Cash provided from operating activities was $2.0 billion during the first quarter of 2003, compared with $4.5 billion during the first quarter of 2002. The decrease in cash from operating activities was largely attributable to lower premium deposits received and higher claim payments in the current year at Insurance. Cash from financing activities totaled $2.4 billion in the first quarter of 2003 reflecting net additions of debt. The principal use of GECS cash in the first quarter of 2003 was for investing activities ($4.0 billion) as compared to ($7.2 billion) over the same period in 2002. The decline was largely attributable to lower additions to equipment on operating leases.

     Financial services cash and equivalents decreased by $0.1 billion during the first quarter of 2002 to $7.2 billion. Cash provided from operating activities was $4.5 billion, compared with $2.4 billion during the first quarter of 2001. The increase in cash from operating activities in 2002 was largely attributable to increased insurance reserves, decreased insurance receivables due to timing of settlements, and reduced insurance policyholder redemptions in 2002 associated with the Toho acquisition. Cash from financing activities totaled $2.6 billion in the first quarter of 2002, reflecting net additions of debt. The principal use of GECS cash during first quarter of 2002 was for investing activities ($7.2 billion), a majority of which was attributable to increases in financing receivables and investments in securities.

(21)

C. Additional Considerations

Commercial airlines

     Deteriorating aircraft utilization and pricing generally negatively affects Commercial Finance, which owned 1,172 commercial aircraft at the end of the first quarter of 2003. However, despite pressure on the industry, 1,166, or 99% of its commercial aircraft were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry.

     Aircraft Engines sales of new equipment often include long-term customer financing commitments. Under these commitments, it is our policy to establish a secured position in the aircraft being financed. At March 31, 2003, guarantees of $0.7 billion were in place. Further, we had committed $1.5 billion to provide financial assistance on future aircraft sales. Our guarantees and commitments are secured by individual aircraft or pools of aircraft engines related to the specific financing arrangement. At March 31, 2003, the total estimated fair value of aircraft securing these guarantees exceeded the guaranteed amounts, net of the associated allowance for losses.

     At the end of the first quarter of 2003, Commercial Finance had provided loans and leases of $26.3 billion and combined with our insurance business had $2.2 billion of investment securities related to the airline industry. In addition, Commercial Finance had funding commitments of $1.2 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices totaling approximately $14.9 billion at the end of the first quarter of 2003. Commercial Finance held placement agreements with commercial airlines for 33 of the 34 aircraft scheduled for delivery over the remainder of 2003.

     UAL Corp and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp, the parent of United Air Lines, filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the first quarter of 2003, our exposure related to these airlines amounted to $3.8 billion, including loans, leases, investment securities, guarantees and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Another one of our major airline customers, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses. Subsequent to their bankruptcy filing, we issued a $0.7 billion debtor-in-possession financing commitment to Air Canada.

Telecommunications

     Financial services investments in and contractual commitments to customers in the telecommunications and cable industries amounted to $9.5 billion and $3.0 billion, respectively, at March 31, 2003, and primarily comprised financing receivables and investment securities. Included in the telecommunications amount is Commercial Finance's equity method investment in SES Global of $1.8 billion. Like all financial services positions, these receivables and investments have been entered into subject to strict risk and underwriting criteria, are diversified, and financing receivables are generally secured. During recent declines in the values of these portfolios, the positions have been routinely reviewed for credit and impairment losses, and actions have been taken to mitigate exposures. We have made provision for probable losses. Future losses, if any, will depend upon business and economic developments as well as the success of risk mitigation actions.

(22)

D. Liquidity

     The major debt-rating agencies evaluate the financial condition of GE and of GE Capital Corporation ("GE Capital"), the major public borrowing entity of GECS, differently because of their distinct business characteristics. Factors that are important to the ratings of both include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; and asset utilization –including return on assets and asset turnover ratios. Considering those factors, the major rating agencies continue to give the highest ratings to debt of GE and GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

     One of our strategic objectives is to maintain these ratings on debt issued by GE Capital. Our Triple-A rating lowers our cost of borrowings and facilitates access to a variety of lenders. We manage our businesses in a manner consistent with maintaining these Triple-A ratings.

     To support the GE Capital rating, at the end of 2002, GE was contractually committed to maintain the ratios of earnings to fixed charges at GE Capital at a specified level. To build equity, the GECS Board of Directors intends to reduce GECS dividend payments to GE to 10% of operating earnings. GE contributed $6.3 billion of cash in 2002, of which $1.8 billion funded certain loss development at ERC. Our plans are to eliminate the debt allocated to All Other GECS by 2005. Proceeds from any strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial debt.

     Global commercial paper markets are also a primary source of liquidity for GE and financial services. GE Capital is the most widely-held name in those markets and is the principal issuer of financial services debt. The following table shows financial services debt composition as of March 31, 2003 and December 31, 2002:
	At March 31, 2003	At December 31, 2002

Senior Notes	54%	52%
Commercial Paper	30	31
Other – principally current portion of long-term debt	16	17

Total	100%	100%

     During the first quarter of 2003, we issued $5 billion of debt and used the funds primarily to reduce the amount of outstanding commercial paper. We also issued approximately $16 billion of long-term debt in U.S. and international markets from our financial services businesses during the first quarter of 2003. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and to fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. We anticipate the financial services businesses issuing approximately $44 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

(23)

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but includes $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

     We use special purpose entities (SPEs) as described in our Annual Report on Form 10-K for the year ended December 31, 2002. Receivables held by SPEs as of March 31, 2003 and December 31, 2002, were $40.1 billion and $42.2 billion, respectively. Net credit and liquidity support amounted to $26.0 billion as of March 31, 2003, after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $1.2 billion from December 31, 2002. This amount includes credit support, in which we provide recourse for a maximum of $16.7 billion of credit losses in SPEs at March 31, 2003.

E. Financial Services Portfolio Quality

     Financing Receivables is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $205.3 billion at March 31, 2003, from $205.4 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at March 31, 2003, amounted to $5.6 billion ($5.5 billion at the end of 2002), representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables before allowance for losses totaled $131.2 billion at March 31, 2003 ($130.9 billion at December 31, 2002) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily as a result of origination growth and the net effects of foreign currency translation, partially offset by securitizations. Related nonearning and reduced-earning receivables were consistent at $2.2 billion, about 1.7% of outstandings at March 31, 2003, and at year-end 2002. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Write-offs for the first quarter of 2003 were $0.2 billion compared with $0.1 billion during the first quarter of 2002.

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $65.8 billion at March 31, 2003, a decrease of $0.2 billion from year-end 2002. This portfolio of receivables decreased as a result of normal seasonal variation in consumer spending and the transfer of Home Depot private label credit card receivables (assets held for sale) to All Other Assets in preparation for their sale when that contract is terminated in 2003, partially offset by the net effects of foreign currency translation. Nonearning consumer receivables at March 31, 2003, were $1.7 billion, about 2.5% of outstandings, compared with $1.6 billion, about 2.4% of outstandings at year-end 2002. Write-offs for the first quarter of 2003 were $0.5 billion compared with $0.4 billion during the first quarter of 2002.

(24)

     Other, principally Equipment Management financing receivables before allowance for losses amounted to $8.3 billion at March 31, 2003, a decrease of $0.2 billion from year-end 2002, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio reported within the All Other GECS segment. Nonearning receivables were consistent at $0.1 billion, about 1.0% of outstandings at the end of the first quarter of 2003 and at year-end 2002.

     Delinquency rates on Consumer Finance financing receivables were 5.84% at March 31, 2003 and 5.58% at year-end 2002, on a managed basis. Delinquency rates on Commercial Finance equipment loans and leases were 1.92% at the end of the first quarter of 2003 and 1.71% at year-end 2002, on a managed basis.

     Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $120.8 billion as of March 31, 2003, compared with $116.5 billion as of December 31, 2002. The increase of $4.3 billion resulted from investment of premiums received, reinvestment of investment income and increases in fair value, primarily debt securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

     Gross unrealized gains and losses were $6.0 billion and $2.5 billion, respectively, at March 31, 2003, ($4.4 billion and $2.5 billion, respectively, as of December 31, 2002). Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $1.8 billion.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at first quarter 2003, approximately $600 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first quarter of 2003 were $155.4 million.

Item 4. Controls and Procedures

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

(25)

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  Exhibits
Exhibit 4(a)

Senior Note Indenture between General Electric Company and The Bank of New York, dated as of January 1, 2003 is incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K filed January 29, 2003

Exhibit 4(b)	Form of Senior Note is incorporated by reference to Exhibit 4(b) of the Company's Current Report on Form 8-K filed January 29, 2003

Exhibit 11	Computation of Per Share Earnings*

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3	Reconciliation of Non-GAAP Financial Measures

*	Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 8 to the condensed consolidated financial statements in this report.

  Reports on Form 8-K during the quarter ended March 31, 2003.

A Form 8-K was filed on January 17, 2003, under Item 9, incorporating by reference GE's January 17, 2003, press release setting forth our fourth-quarter 2002 earnings.

A Form 8-K was filed on January 29, 2003, (a) reporting under Item 5 thereof, that on January 23, 2003, we entered into an Underwriting Agreement covering the issue and sale of our 5% Notes due February 1, 2013, and (b) filing as exhibits under Item 7 thereof, the Underwriting Agreement, dated January 23, 2002, the Senior Note Indenture dated as of January 1, 2003, the Form of Senior Note and opinion of counsel.

(26)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 2, 2003 Date	/s/ Philip D. Ameen Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(27)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chief Executive Officer

(28)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/s/ Keith S. Sherin
Keith S. Sherin
Chief Financial Officer

(29)