Form 10-Q
period 2003-06-30
GENERAL ELECTRIC CO
filed 2003-08-01
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-35 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

New York	14-0689340

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001

(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (203) 373-2211 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

     There were 10,018,846,000 shares with a par value of $0.06 per share outstanding at June 30, 2003.

(1)

General Electric Company

Forward-Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Second quarter ended June 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(Dollars, except per-share amounts, in millions)	2003	2002	2003	2002	2003	2002

Sales of goods	$12,237	$14,678	$11,670	$13,822	$568	$899
Sales of services	5,881	5,583	5,970	5,637	–	–
Earnings of GECS	–	–	1,602	1,327	–	–
GECS revenues from services	15,107	12,985	–	–	15,319	13,071
Other income	148	86	147	103	–	–

Total revenues	33,373	33,332	19,389	20,889	15,887	13,970

Cost of goods sold	8,949	10,300	8,485	9,521	465	822
Cost of services sold	3,476	3,565	3,565	3,619	–	–
Interest and other financial charges	2,683	2,443	215	75	2,533	2,429
Insurance losses and policyholder and annuity benefits	4,256	3,689	–	–	4,256	3,689
Provision for losses on financing receivables	978	785	–	–	978	785
Other costs and expenses	7,949	6,853	2,364	2,201	5,731	4,694
Minority interest in net earnings of
consolidated affiliates	72	90	47	50	25	40

Total costs and expenses	28,363	27,725	14,676	15,466	13,988	12,459

Earnings before income taxes	5,010	5,607	4,713	5,423	1,899	1,511
Provision for income taxes	(1,216)	(1,181)	(919)	(997)	(297)	(184)

Net earnings	$3,794	$4,426	$3,794	$4,426	$1,602	$1,327

Per-share amounts
Diluted earnings per share	$0.38	$0.44
Basic earnings per share	$0.38	$0.45

Dividends declared per share	$0.19	$0.18

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Six months ended June 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(Dollars, except per-share amounts, in millions)	2003	2002	2003	2002	2003	2002

Sales of goods	$23,354	$27,224	$22,305	$25,552	$1,055	$1,715
Sales of services	10,931	10,525	11,093	10,655	–	–
Earnings of GECS before accounting changes	–	–	3,272	2,984	–	–
GECS revenues from services	29,341	26,088	–	–	29,699	26,279
Other income	203	141	223	189	–	–

Total revenues	63,829	63,978	36,893	39,380	30,754	27,994

Cost of goods sold	17,041	19,204	16,145	17,683	902	1,564
Cost of services sold	6,665	7,008	6,827	7,138	–	–
Interest and other financial charges	5,279	4,817	423	232	4,996	4,717
Insurance losses and policyholder and annuity benefits	8,241	7,238	–	–	8,241	7,238
Provision for losses on financing receivables	1,738	1,447	–	–	1,738	1,447
Other costs and expenses	15,464	13,484	4,777	4,220	10,925	9,371
Minority interest in net earnings of
consolidated affiliates	142	166	79	92	63	74

Total costs and expenses	54,570	53,364	28,251	29,365	26,865	24,411

Earnings before income taxes and accounting changes	9,259	10,614	8,642	10,015	3,889	3,583
Provision for income taxes	(2,251)	(2,670)	(1,634)	(2,071)	(617)	(599)

Earnings before accounting changes	7,008	7,944	7,008	7,944	3,272	2,984
Cumulative effect of accounting changes (notes 3 and 4)	(215)	(1,015)	(215)	(1,015)	–	(1,015)

Net earnings	$6,793	$6,929	$6,793	$6,929	$3,272	$1,969

Per-share amounts before accounting changes
Diluted earnings per share	$0.70	$0.79
Basic earnings per share	$0.70	$0.80

Per-share amounts after accounting changes
Diluted earnings per share	$0.68	$0.69
Basic earnings per share	$0.68	$0.70

Dividends declared per share	$0.38	$0.36

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates
	Consolidated		GE		Financial Services (GECS)

(Dollars in millions)	6/30/03	12/31/02	6/30/03	12/31/02	6/30/03	12/31/02

Cash and equivalents	$6,535	$8,910	$1,183	$1,079	$5,811	$7,918
Investment securities	109,430	116,862	397	332	109,033	116,530
Current receivables	10,194	10,681	10,563	10,973	–	–
Inventories	9,218	9,247	9,037	9,039	181	208
Financing receivables – net	213,757	198,060	–	–	213,757	198,060
Other GECS receivables	41,410	43,017	–	–	43,492	44,569
Property, plant and equipment (including
equipment leased to others) – net	50,249	49,073	14,032	13,743	36,217	35,330
Investment in GECS	–	–	42,941	36,929	–	–
Intangible assets – net	50,216	46,180	26,577	23,049	23,639	23,131
All other assets	101,613	93,214	29,902	30,167	72,956	64,082
Assets held for sale (note 5)	22,235	–	–	–	22,235	–

Total assets	$614,857	$575,244	$134,632	$125,311	$527,321	$489,828

Short-term borrowings	$134,203	$138,775	$4,936	$8,786	$129,906	$130,126
Accounts payable, principally trade accounts	20,786	18,874	8,152	8,095	14,931	12,608
Progress collections and price adjustments accrued	5,479	6,706	5,479	6,706	–	–
Other GE current liabilities	17,558	17,472	17,558	17,472	–	–
Long-term borrowings	169,002	140,632	6,021	970	164,367	140,836
Insurance liabilities, reserves and annuity benefits	120,899	135,853	–	–	120,899	135,853
All other liabilities	36,897	35,236	17,646	16,621	19,084	18,441
Deferred income taxes	12,841	12,517	1,816	1,927	11,025	10,590
Liabilities associated with assets held for sale (note 5)	19,768	–	–	–	19,768	–

Total liabilities	537,433	506,065	61,608	60,577	479,980	448,454

Minority interest in equity of consolidated
affiliates	5,456	5,473	1,056	1,028	4,400	4,445

Accumulated gains/(losses) – net (a)
Investment securities	4,399	1,071	4,399	1,071	4,451	1,191
Currency translation adjustments	(145)	(2,136)	(145)	(2,136)	82	(782)
Derivatives qualifying as hedges	(3,249)	(2,112)	(3,249)	(2,112)	(3,130)	(2,076)
Common stock (10,018,846,000 and 9,969,894,000 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	669	669	669	669	1	1
Other capital	17,312	17,288	17,312	17,288	12,269	12,271
Retained earnings	78,517	75,553	78,517	75,553	29,268	26,324
Less common stock held in treasury	(25,535)	(26,627)	(25,535)	(26,627)	–	–

Total share owners' equity	71,968	63,706	71,968	63,706	42,941	36,929

Total liabilities and equity	$614,857	$575,244	$134,632	$125,311	$527,321	$489,828

(a)     The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $1,005 million and $(3,177) million at June 30, 2003 and December 31, 2002, respectively.

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." June 30, 2003 information is unaudited. Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates
	Six months ended June 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(Dollars in millions)	2003	2002	2003	2002	2003	2002

Cash flows – operating activities
Net earnings	$6,793	$6,929	$6,793	$6,929	$3,272	$1,969
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	215	1,015	215	1,015	–	1,015
Depreciation and amortization of property, plant and equipment	3,383	2,973	1,151	1,010	2,232	1,963
Earnings retained by GECS	–	–	(2,944)	(2,023)	–	–
Deferred income taxes	(161)	1,574	287	354	(448)	1,220
Decrease (increase) in GE current receivables	802	(107)	726	(162)	–	–
Decrease (increase) in inventories	79	(185)	98	(189)	(19)	4
Increase (decrease) in accounts payable	577	(631)	18	(521)	928	16
Decrease in GE progress collections	(1,212)	(2,608)	(1,212)	(2,608)	–	–
Increase in insurance liabilities, reserves and annuity benefits	495	2,626	–	–	495	2,626
Provision for losses on financing receivables	1,738	1,447	–	–	1,738	1,447
All other operating activities	(911)	(1,760)	(888)	(328)	(448)	(1,416)

Cash from operating activities	11,798	11,273	4,244	3,477	7,750	8,844

Cash flows – investing activities
Additions to property, plant and equipment	(4,056)	(6,043)	(854)	(953)	(3,202)	(5,090)
Net increase in financing receivables	(10,171)	(7,683)	–	–	(10,171)	(7,683)
Payments for principal businesses purchased	(8,675)	(12,752)	(592)	(7,508)	(8,083)	(5,244)
All other investing activities	(2,286)	(1,724)	(168)	(207)	(2,348)	(1,754)

Cash used for investing activities	(25,188)	(28,202)	(1,614)	(8,668)	(23,804)	(19,771)

Cash flows – financing activities
Increase (decrease) in borrowings (maturities 90 days or less)	(8,659)	(26,541)	(4,062)	830	(4,075)	(35,883)
Newly issued debt (maturities longer than 90 days)	42,269	59,124	5,341	300	37,140	58,864
Repayments and other reductions (maturities
longer than 90 days)	(18,530)	(12,777)	(150)	(587)	(18,380)	(12,190)
Net dispositions (purchases) of GE treasury shares	166	(535)	166	(535)	–	–
Dividends paid to share owners	(3,821)	(3,576)	(3,821)	(3,576)	(328)	(961)
All other financing activities	206	2,363	–	–	206	2,363

Cash from (used for) financing activities	11,631	18,058	(2,526)	(3,568)	14,563	12,193

Increase (decrease) in cash and equivalents	(1,759)	1,129	104	(8,759)	(1,491)	1,266
Cash and equivalents at beginning of year	8,910	8,433	1,079	9,798	7,918	7,314

Cash and equivalents at June 30 (a)	$7,151	$9,562	$1,183	$1,039	$6,427	$8,580

(a)     Consolidated and Financial Services cash and equivalents at June 30, 2003 include $616 million of cash classified as assets held for sale in the Condensed Statement of Financial Position (see note 5).

See "Notes to Condensed, Consolidated Financial Statements." Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and Financial Services (GECS) have been eliminated from the "Consolidated" columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates
	Second quarter ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)

(Dollars in millions)	2003	2002	2003	2002

Revenues
Aircraft Engines	$2,728	$2,764	$5,111	$5,341
Commercial Finance	4,737	4,404	9,074	8,420
Consumer Finance	3,046	2,463	5,805	4,835
Consumer Products	2,140	2,152	3,978	4,120
Equipment Management	1,153	1,168	2,271	2,324
Industrial Products and Systems	2,158	1,899	4,045	3,528
Insurance	6,792	5,263	13,160	11,031
Medical Systems	2,402	2,212	4,542	4,075
NBC	1,955	1,987	3,426	3,985
Plastics	1,301	1,420	2,563	2,599
Power Systems	4,494	6,526	8,728	11,797
Specialty Materials	778	608	1,455	1,009
Transportation Systems	597	594	1,117	1,076
All Other GECS	159	672	444	1,384
Corporate items and eliminations	(1,067)	(800)	(1,890)	(1,546)

Consolidated revenues	$33,373	$33,332	$63,829	$63,978

Segment profit (a)
Aircraft Engines	$560	$566	$1,034	$987
Commercial Finance	805	735	1,631	1,455
Consumer Finance	514	466	1,060	964
Consumer Products	164	148	277	259
Equipment Management	26	67	83	142
Industrial Products and Systems	177	157	316	280
Insurance	508	95	1,020	611
Medical Systems	440	401	746	667
NBC	688	545	1,031	858
Plastics	80	275	171	482
Power Systems	1,034	1,910	1,930	3,462
Specialty Materials	105	94	164	141
Transportation Systems	114	124	183	177
All Other GECS	(251)	(36)	(522)	(188)

Total segment profit	4,964	5,547	9,124	10,297
GE corporate items and eliminations	(36)	(49)	(59)	(50)
GE interest and other financial charges	(215)	(75)	(423)	(232)
GE provision for income taxes	(919)	(997)	(1,634)	(2,071)

Earnings before accounting changes	3,794	4,426	7,008	7,944
Cumulative effect of accounting changes	–	–	(215)	(1,015)

Consolidated net earnings	$3,794	$4,426	$6,793	$6,929

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

(7)

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

     2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention; that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business, in order to normalize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/en/company/investor/secreports.htm.

     3. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, became effective for us on January 1, 2003. Under SFAS 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset's useful life. SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel. On January 1, 2003, we recorded a liability for the expected present value of future retirement costs of $363 million; increased net property, plant and equipment by $24 million and recognized a one-time, non-cash transition charge of $330 million ($215 million after tax, or $0.02 per share) which is reported in the caption "Cumulative effect of accounting changes." Pro forma effects for the six months ended June 30, 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per-share amounts.

     In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and had an inconsequential effect on our financial position as of June 30, 2003, and results of operations for the quarter and six months ended June 30, 2003.

(8)

     FIN 46, Consolidation of Variable Interest Entities, is effective for us on July 1, 2003. Based on the new criteria in the Interpretation, we will consolidate certain entities in our third quarter financial statements. While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Important considerations that differentiate FIN 46 entities from others included in our consolidated statements include the following:

  A majority of the assets in FIN 46 entities were previously owned by us. We normally provide financial support to these entities; while the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

  The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

  Liabilities of FIN 46 entities are expected to be repaid with cash flows generated by the related assets.

     We will consolidate approximately $36 billion of securitized assets at transition and approximately $15 billion of investment securities related to guaranteed investment contracts. Assets and liabilities in FIN 46 entities differ from other consolidated assets and liabilities; thus our future financial statements will distinguish assets and liabilities that are included solely as a result of FIN 46. Because we will not sell any additional assets to these consolidated FIN 46 entities, these balances will decrease as the assets mature. Our July 1, 2003, consolidation of FIN 46 entities resulted in a $0.4 billion after-tax charge that will be reported as an accounting change in our third quarter results.

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

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. We establish fair values using discounted cash flows. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results.

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

(9)

Intangibles Subject to Amortization
	At June 30, 2003		At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Present value of future profits (PVFP)	$4,540	$(2,902)	$5,261	$(2,804)
Capitalized software	4,523	(2,075)	4,269	(1,816)
Servicing assets (a)	3,597	(3,354)	3,582	(3,240)
Patents, licenses and other	3,656	(1,098)	2,806	(1,016)

Total	$16,316	$(9,429)	$15,918	$(8,876)

(a)  Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $22 billion and $33 billion at June 30, 2003 and December 31, 2002, respectively.

     Consolidated amortization expense related to amortizable intangible assets for the quarters ended June 30, 2003 and 2002, was $284 million and $568 million, respectively. Consolidated amortization expense related to amortizable intangible assets for the six months ended June 30, 2003 and 2002, was $720 million and $918 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance (adjusted for assets held for sale) to be amortized over each of the next five years follows:

2003	2004	2005	2006	2007

8.0%	7.6%	7.3%	6.8%	6.4%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses and other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(10)

Goodwill

     Goodwill balances follow:
(Dollars in millions)	Balance 12/31/02	Acquisitions/ purchase accounting adjustments	Foreign exchange and other		Balance 6/30/03

Aircraft Engines	$2,286	$30	$7		$2,323
Commercial Finance	7,987	98	69		8,154
Consumer Finance	5,562	919	386		6,867
Consumer Products	396	1	11		408
Equipment Management	1,242	–	82		1,324
Industrial Products and Systems	2,372	120	29		2,521
Insurance	4,176	47	(219	) (a)	4,004
Medical Systems	2,898	41	40		2,979
NBC	4,941	1,507	7		6,455
Plastics	1,857	23	26		1,906
Power Systems	3,038	233	250		3,521
Specialty Materials	1,700	313	171		2,184
Transportation Systems	556	–	(1)		555
All Other GECS	127	–	1		128

Total	$39,138	$3,332	$859		$43,329

(a) Includes $(303) million of goodwill associated with assets held for sale (note 5).

     5. On June 25, 2003, we announced a definitive agreement to sell the Tokyo-based GE Edison Life Insurance Company and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. The transaction is subject to regulatory approvals and is expected to close in the third quarter. After taxes and transaction costs, we estimate that we will realize a gain of $150 million.

(11)

     Summarized financial information for the GE Edison Life Insurance Company and U.S. Auto and Home businesses is set forth below:
(Dollars in millions)	6/30/03

Cash and equivalents	$616
Investment securities	16,409
Insurance receivables	2,677
Goodwill	303
Other intangible assets	597
Other	1,633

Total assets held for sale	$22,235

Insurance liabilities, reserves and annuity benefits	$18,018
Other	1,750

Total liabilities associated with assets held for sale	$19,768

Accumulated gains on investment securities, currency translation adjustments and derivatives qualifying as hedges – net	$762

     The GE Edison Life Insurance Company and U.S. Auto and Home assets and liabilities are reported under the Insurance and All Other GECS segments, respectively. At June 30, 2003, these amounts, net of assets expected to be included in the pre-closing dividend, are classified as held for sale.

(12)

     6. A summary of increases/(decreases) in share owners' equity that did not result directly from transactions with share owners, net of income taxes, follows:
	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Net earnings	$3,794	$4,426
Investment securities – net changes in value	2,549	779
Currency translation adjustments – net	1,515	556
Derivatives qualifying as hedges – net changes in value	(987)	(759)

Total	$6,871	$5,002

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Net earnings	$6,793	$6,929
Investment securities – net changes in value	3,328	332
Currency translation adjustments – net	1,991	151
Derivatives qualifying as hedges – net changes in value	(1,137)	(396)

Total	$10,975	$7,016

     7. Inventories consisted of the following:
	At

(Dollars in millions)	6/30/03	12/31/02

Raw materials and work in process	$4,705	$4,894
Finished goods	4,863	4,587
Unbilled shipments	245	372
Revaluation to LIFO	(595)	(606)

Total	$9,218	$9,247

     8. Property, plant and equipment (including equipment leased to others) – net, consisted of the following:
	At

(Dollars in millions)	6/30/03	12/31/02

Original cost	$85,907	$82,082
Less: accumulated depreciation and amortization	35,658	33,009

Property, plant and equipment – net	$50,249	$49,073

(13)

     9. GE's authorized common stock consists of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.
	Second quarter ended

	6/30/03		6/30/02

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available for per-share calculation (a)	$3,795	$3,794	$4,429	$4,426

Average equivalent shares
Shares of GE common stock	10,008	10,008	9,942	9,942
Employee compensation-related shares, including stock options	58	–	87	–

Total average equivalent shares	10,066	10,008	10,029	9,942

Per-share amounts
Net earnings	$0.38	$0.38	$0.44	$0.45

	Six months ended

	6/30/03		6/30/02

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting changes for per-share calculation (b)	$7,009	$7,008	$7,950	$7,944

Cumulative effect of accounting changes	$(215)	$(215)	$(1,015)	$(1,015)

Net earnings available for per-share calculation (b)	$6,794	$6,793	$6,935	$6,929

Average equivalent shares
Shares of GE common stock	9,996	9,996	9,937	9,937
Employee compensation-related shares, including stock options	59	–	95	–

Total average equivalent shares	10,055	9,996	10,032	9,937

Per-share amounts
Earnings before accounting changes	$0.70	$0.70	$0.79	$0.80
Cumulative effect of accounting changes	(0.02)	(0.02)	(0.10)	(0.10)

Net earnings	$0.68	$0.68	$0.69	$0.70

(a) Includes dividend equivalents of $0.3 million and $0.2 million in 2003 and 2002, respectively. (b) Includes dividend equivalents of $0.5 million and $0.4 million in 2003 and 2002, respectively.

(14)

     10. In the third quarter of 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation, under the prospective method of transition. We first measure the total cost of each option grant at the grant date, using market-based option trading models. We then recognize each grant's total cost over the period that the options vest. Under this approach, we charged $22 million and $44 million to net earnings in the quarter and six months ended June 30, 2003, respectively. The effects on net earnings of the second quarter and first half of 2002 were insignificant. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options, follows.

	Second quarter ended

(In millions; per-share amounts in dollars)	6/30/03	6/30/02

Net earnings, as reported	$3,794	$4,426
Earnings per share, as reported
Diluted	0.38	0.44
Basic	0.38	0.45
Stock option expense included in net earnings	22	–
Total stock option expense (a)	80	80

Pro-Forma Effects
Net earnings, on pro-forma basis	3,736	4,346
Earnings per share, on pro-forma basis
Diluted	0.37	0.43
Basic	0.37	0.44

	Six months ended

	6/30/03	6/30/02

Net earnings, as reported	$6,793	$6,929
Earnings per share, as reported
Diluted	0.68	0.69
Basic	0.68	0.70
Stock option expense included in net earnings	44	–
Total stock option expense (a)	160	160

Pro-Forma Effects
Net earnings, on pro-forma basis	6,677	6,769
Earnings per share, on pro-forma basis
Diluted	0.66	0.68
Basic	0.67	0.68

(a) As if we had applied SFAS 123 to expense all stock options. Includes $22 million and $44 million actually recognized in earnings in the second quarter of 2003 and six months ended June 30, 2003, respectively.

(15)

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

     In the accompanying analysis of financial information, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of this information is considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require supplemental explanation and reconciliation which we have provided in Exhibit 99 to this Form 10-Q report.

A. Results of Operations – Second Quarter of 2003 Compared with Second Quarter of 2002

     General Electric Company's earnings were $3.794 billion or $0.38 per share, down 14% compared with last year's $4.426 billion or $0.44 per share. Eight of our 13 businesses – Commercial Finance, Consumer Finance, Consumer Products, Industrial Systems, Insurance, Medical Systems, NBC and Specialty Materials – achieved double-digit earnings growth during the quarter. As expected, their performance was more than offset by the impacts of the anticipated down cycle in sales of large gas turbines at Power Systems, and the combined effects of lower volume and higher oil-related raw material costs at Plastics.

     Revenues of $33.4 billion were about the same as second quarter 2002. Industrial sales were down 9% to $17.6 billion, reflecting lower U.S. gas turbine sales at Power Systems; excluding Power Systems in both periods, Industrial sales rose 2%. Sales of product services grew 11% to $5.6 billion. Financial services revenues of $15.9 billion were up 14%, and combined net revenues (revenues from services less interest and other financial charges) of Commercial Finance, Consumer Finance and Equipment Management grew 12%.

     Acquisitions contributed $88 million to earnings in the second quarter of 2003 compared with approximately $179 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     GE's second-quarter operating margin was 18.3%, down from last year's 21.2%, reflecting the anticipated effect of lower sales of high-margin products at Power Systems and the combined effects of lower volume and higher oil-related raw material costs at Plastics.

(16)

     Cash generated from GE's operating activities, excluding progress collections, was $5.5 billion in the first half of 2003, down 10% from $6.1 billion last year reflecting the planned reduction in the GE Capital Services dividend to the parent company. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Excluding progress payments from operating activities portrays cash flow as if collections occurred at the time of sale. Reported cash flow from GE's operating activities was $4.2 billion, up 22% from last year's $3.5 billion. GE returned $4.0 billion to shareowners in the first half of 2003 through $3.8 billion in dividends and $0.2 billion in shares repurchased (included in net dispositions of treasury shares of $0.2 billion).

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the second quarters of 2003 and 2002. Segment profit excludes the effects of pension and other retiree benefit plans, accounting changes and certain restructuring and other charges. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured – excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Medical Systems, NBC, Plastics, Power Systems, Specialty Materials and Transportation Systems, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS. We have reclassified certain prior-year amounts to conform to this year's presentation.

  Aircraft Engines reported revenues of $2,728 million, 1% lower than the second quarter of 2002, reflecting lower volume primarily related to commercial aircraft and industrial aero-derivative engines. Operating profit also decreased 1%, to $560 million, in the second quarter of 2003, reflecting the effects of lower pricing and higher employee-related costs, partially offset by the effects of productivity.

(17)

  Commercial Finance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Equipment Financing	$1,163	$1,069
Real Estate	599	545
Corporate Financial Services	590	554
Structured Finance	345	296
Aviation Services	710	683
Vendor Financial Services	1,142	1,081
Healthcare Financial Services	187	164
Other Commercial Finance	1	12

Total revenues	$4,737	$4,404

Net earnings
Commercial Equipment Financing	$170	$149
Real Estate	198	140
Corporate Financial Services	150	141
Structured Finance	117	127
Aviation Services	126	121
Vendor Financial Services	83	81
Healthcare Financial Services	39	33
Other Commercial Finance	(78)	(57)

Total net earnings	$805	$735

	At

	6/30/03	6/30/02	12/31/02

Total assets
Commercial Equipment Financing	$52,874	$49,965	$51,757
Real Estate	29,157	30,144	29,522
Corporate Financial Services	28,872	26,073	26,897
Structured Finance	19,970	17,701	19,293
Aviation Services	32,305	27,968	30,512
Vendor Financial Services	26,044	22,197	25,518
Healthcare Financial Services	8,408	7,107	7,905
Other Commercial Finance	835	2,289	2,841

Total assets	$198,465	$183,444	$194,245

Financing receivables – net	$129,247	$119,885	$128,277

(18)

Commercial Finance revenues and net earnings increased 8% and 10%, respectively, compared with the second quarter of 2002. The increase in revenues resulted primarily from acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increase in net earnings resulted primarily from higher securitization gains at Commercial Equipment Financing and Vendor Financial Services, lower credit losses at Corporate Financial Services and Real Estate and acquisitions, partially offset by a higher effective tax rate.

  Consumer Finance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Global Consumer Finance	$2,051	$1,501
Card Services	995	962

Total revenues	$3,046	$2,463

Net earnings
Global Consumer Finance	$366	$315
Card Services	172	175
Other Consumer Finance	(24)	(24)

Total net earnings	$514	$466

	At

	6/30/03	6/30/02	12/31/02

Total assets
Global Consumer Finance	$73,739	$52,712	$58,310
Card Services	23,378	16,327	18,655

Total assets	$97,117	$69,039	$76,965

Financing receivables – net	$77,973	$56,793	$63,254

Consumer Finance revenues and net earnings increased 24% and 10%, respectively, compared with the second quarter of 2002. The increase in revenues resulted primarily from acquisitions, the net effects of foreign currency translation and origination growth. The increase in net earnings resulted primarily from growth in lower-taxed earnings from international operations, acquisitions and origination growth, partially offset by lower securitization gains at Card Services.

  Consumer Products revenues decreased 1% to $2,140 million in the second quarter of 2003 reflecting lower selling prices of home appliances and consumer lighting products. Operating profit of $164 million rose 11% as productivity more than offset the effects of lower product pricing.

(19)

  Equipment Management

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Equipment Management total revenues	$1,153	$1,168

Net earnings
Equipment Management total net earnings	$26	$67

	At

	6/30/03	6/30/02	12/31/02

Total assets
Equipment Management total assets	$26,235	$25,140	$25,222

Equipment leased to others	$11,467	$11,228	$11,285

Equipment Management revenues and net earnings decreased 1% and 61%, respectively, compared with the second quarter of 2002. The decrease in revenues was primarily attributable to lower asset utilization and lower pricing, partially offset by the net effects of foreign currency translation. The decrease in net earnings was primarily attributable to lower asset utilization, lower pricing and increased reserves.

  Industrial Products and Systems

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Industrial Systems	$1,416	$1,273
GE Supply	742	626

Total revenues	$2,158	$1,899

Operating profit
Industrial Systems	$144	$129
GE Supply	33	28

Total operating profit	$177	$157

Industrial Products and Systems reported a 14% increase in revenues primarily as a result of recently acquired businesses that more than offset the effects of continued pricing pressure. Operating profit rose 13% to $177 million reflecting productivity, an investment gain and higher volume primarily as a result of recently acquired businesses, partially offset by lower prices.

(20)

  Insurance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
GE Financial Assurance	$3,334	$2,817
Mortgage Insurance	281	256
GE Global Insurance Holding (ERC)	3,065	2,076
Other Insurance	112	114

Total revenues	$6,792	$5,263

Net earnings
GE Financial Assurance	$203	$118
Mortgage Insurance	130	152
GE Global Insurance Holding (ERC)	119	(229)
Other Insurance	56	54

Total net earnings	$508	$95

Insurance revenues and net earnings increased compared with the second quarter of 2002. The increase in revenues resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events at ERC and higher investment gains. The growth in premium revenues is primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains are primarily attributable to other-than-temporary impairments recognized during the second quarter of 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events and lower adverse development at ERC, and higher investment gains. These increases were partially offset by increased policyholder losses and benefits primarily related to growth in premium revenues.

  Medical Systems revenues increased 9% to $2,402 million in the second quarter of 2003 reflecting volume growth that more than offset lower selling prices. Operating profit of $440 million rose 10% despite lower pricing, principally the result of improved productivity and volume.

  NBC reported revenues of $1,955 million, 2% less than the second quarter of 2002, reflecting the absence of NBA broadcasting in 2003, partially offset by improved network advertising sales and the Bravo acquisition. Operating profit increased 26% to $688 million reflecting productivity, higher advertising prices and the absence of NBA broadcasting losses in 2003.

  Plastics revenues decreased 8% to $1,301 million in the second quarter of 2003 reflecting the effects of lower volume, partially offset by improved pricing. Operating profit of $80 million was 71% lower than in the second quarter of 2002 reflecting lower productivity, higher material costs largely tied to the price of oil and benzene and lower volume, partially offset by price increases.

(21)

  Power Systems revenues fell 31% to $4,494 million as growth in the wind and energy service businesses were more than offset by the anticipated reduction in sales of heavy-duty gas turbines (46 in 2003 compared with 118 in 2002) and industrial aero-derivative products. Power Systems reported operating profit of $1,034 million, 46% less than the second quarter of 2002, reflecting lower volumes, lower productivity and lower prices.

  Specialty Materials revenues rose 28% to $778 million in the second quarter of 2003 reflecting a full quarter of volume from GE Betz – acquired during the second quarter of 2002. Operating profit for Specialty Materials increased 12% to $105 million reflecting a full quarter of volume from GE Betz, partially offset by higher material costs and lower pricing.

  Transportation Systems revenues of $597 million increased 1% from the second quarter of 2002 on improved volume for railroad signaling products and services that more than offset lower locomotive volume. Operating profit decreased 8% to $114 million reflecting lower productivity.

  All Other GECS

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
IT Solutions	$115	$473
GE Equity	(90)	(87)
Other – All Other GECS	134	286

Total revenues	$159	$672

Net earnings
IT Solutions	$(12)	$(4)
GE Equity	(75)	(84)
Other – All Other GECS	(164)	52

Total net earnings	$(251)	$(36)

All Other GECS includes GECS activities and businesses that management does not measure within one of the four financial services segments.

Three factors explain these results:

    IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

(22)

    GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the second quarter of 2003 reflected increased losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to give financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

    Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

B. Results of Operations – First Half of 2003 Compared With First Half of 2002

     Earnings before accounting changes for the first half fell 12% to $7.008 billion and earnings per share before accounting changes decreased 11% to $0.70, compared with last year's $0.79. Earnings before accounting changes exclude the one-time, non-cash impact of adopting new accounting rules (discussed in notes 3 and 4 of this 10-Q report).

     Consolidated revenues for the first six months of 2003 aggregated $63.8 billion, about the same as last year. GE sales of goods and services of $33.4 billion were 8% lower than in 2002 primarily reflecting lower U.S. gas turbine sales at Power Systems partially offset by double-digit increases at Industrial Products and Systems and Specialty Materials. Operating profit of GE's industrial operating segments decreased $1.5 billion to $5.9 billion compared with the first half of 2002, as double-digit declines in Plastics and Power Systems more than offset double-digit increases in operating profit at Industrial Products and Services, NBC, Medical Systems and Specialty Materials.

     Acquisitions contributed $200 million to earnings in the first six months of 2003 compared with approximately $338 million in the comparable 2002 period.

     Operating margin in the first half of 2003 was 16.9% of sales, compared with last year's 19.8%, reflecting the anticipated effect of lower sales of high-margin products at Power Systems and the combined effects of lower volume and higher oil-related raw material costs at Plastics.

Segment Analysis:

     The following comments compare revenues and segment profit by industry segment for the first half of 2003 with the same period of 2002.

  Aircraft Engines revenues decreased 4% from the first half of 2002, reflecting lower volume, primarily related to commercial aircraft and industrial aero-derivative engines, partially offset by higher product service volume. Operating profit was 5% higher reflecting the effects of productivity and higher product service volume which more than offset lower pricing and higher employee-related costs.

(23)

  Commercial Finance

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Equipment Financing	$2,166	$2,062
Real Estate	1,202	993
Corporate Financial Services	1,126	1,164
Structured Finance	621	592
Aviation Services	1,424	1,251
Vendor Financial Services	2,162	2,034
Healthcare Financial Services	364	301
Other Commercial Finance	9	23

Total revenues	$9,074	$8,420

Net earnings
Commercial Equipment Financing	$318	$307
Real Estate	464	308
Corporate Financial Services	280	251
Structured Finance	217	258
Aviation Services	261	219
Vendor Financial Services	157	150
Healthcare Financial Services	68	57
Other Commercial Finance	(134)	(95)

Total net earnings	$1,631	$1,455

	At

	6/30/03	6/30/02	12/31/02

Total assets
Commercial Equipment Financing	$52,874	$49,965	$51,757
Real Estate	29,157	30,144	29,522
Corporate Financial Services	28,872	26,073	26,897
Structured Finance	19,970	17,701	19,293
Aviation Services	32,305	27,968	30,512
Vendor Financial Services	26,044	22,197	25,518
Healthcare Financial Services	8,408	7,107	7,905
Other Commercial Finance	835	2,289	2,841

Total assets	$198,465	$183,444	$194,245

Financing receivables – net	$129,247	$119,885	$128,277

(24)

Commercial Finance revenues and net earnings increased 8% and 12%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increase in net earnings resulted primarily from lower credit losses at Corporate Financial Services and Real Estate, acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increases for both revenues and net earnings were partially offset by a specific loss on a telecommunications investment by Structured Finance.

  Consumer Finance

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Global Consumer Finance	$3,917	$2,970
Card Services	1,888	1,865

Total revenues	$5,805	$4,835

Net earnings
Global Consumer Finance	$756	$628
Card Services	353	384
Other Consumer Finance	(49)	(48)

Total net earnings	$1,060	$964

	At

	6/30/03	6/30/02	12/31/02

Total assets
Global Consumer Finance	$73,739	$52,712	$58,310
Card Services	23,378	16,327	18,655

Total assets	$97,117	$69,039	$76,965

Financing receivables – net	$77,973	$56,793	$63,254

Consumer Finance revenues and net earnings increased 20% and 10%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from acquisitions, origination growth and the net effects of foreign currency translation, partially offset by lower securitization gains at Card Services. The increase in net earnings resulted primarily from growth in lower taxed earnings from international operations, origination growth, acquisitions, and the net effects of foreign currency translation, partially offset by lower securitization gains at Card Services and increased reserve requirements.

(25)

  Consumer Products revenues decreased 3% to $3,978 million in the first half of 2003 reflecting lower selling prices of home appliances and consumer lighting products. Operating profit rose 7% to $277 million as productivity more than offset the effects of lower product pricing.

  Equipment Management

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Equipment Management total revenues	$2,271	$2,324

Net earnings
Equipment Management total net earnings	$83	$142

	At

	6/30/03	6/30/02	12/31/02

Total assets
Equipment Management total assets	$26,235	$25,140	$25,222

Equipment leased to others	$11,467	$11,228	$11,285

Equipment Management revenues and net earnings decreased 2% and 42%, respectively, compared with the first six months of 2002. The decrease in revenues resulted primarily from lower asset utilization and price, partially offset by the net effects of foreign currency translation. The decrease in net earnings resulted primarily from lower asset utilization and price.

(26)

  Industrial Products and Systems

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Industrial Systems	$2,690	$2,370
GE Supply	1,355	1,158

Total revenues	$4,045	$3,528

Operating profit
Industrial Systems	$263	$232
GE Supply	53	48

Total operating profit	$316	$280

Industrial Products and Systems reported a 15% increase in revenues primarily as a result of recently acquired businesses that more than offset the effects of continued pricing pressure. Operating profit rose 13% to $316 million reflecting productivity, higher volume primarily as a result of recently acquired businesses and an investment gain, partially offset by lower prices.

  Insurance

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
GE Financial Assurance	$6,587	$5,800
Mortgage Insurance	572	536
GE Global Insurance Holding (ERC)	5,758	4,483
Other Insurance	243	212

Total revenues	$13,160	$11,031

Net earnings
GE Financial Assurance	$404	$372
Mortgage Insurance	249	271
GE Global Insurance Holding (ERC)	240	(142)
Other Insurance	127	110

Total net earnings	$1,020	$611

(27)

Insurance revenues and net earnings increased 19% and 67%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events at ERC and higher investment gains. The growth in premium revenues is primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains are primarily attributable to other-than-temporary impairments recognized during the second quarter of 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events and lower adverse development at ERC, and higher investment gains. These increases were partially offset by increased policyholder losses and benefits primarily related to growth in premium revenues.

  Medical Systems revenues increased 11% to $4,542 million in the first half of 2003 reflecting volume growth that more than offset lower selling prices. Operating profit of $746 million rose 12% as productivity and higher volume more than offset the effects of lower prices.

  NBC reported a 14% decrease in revenues to $3,426 million and a 20% increase in operating profit, to $1,031 million, compared with the first half of 2002. The decrease in revenues reflects the absence in 2003 of Winter Olympics and NBA broadcast revenue and lower advertising revenue in 2003 resulting from broadcast coverage of the war in Iraq, partially offset by higher revenues from Telemundo (acquired in the second quarter of 2002) and Bravo (acquired in the fourth quarter of 2002) and improving network advertising sales. Operating profit rose during 2003 reflecting productivity, the absence of NBA broadcasting losses in 2003 and higher advertising prices that offset the effects of lower volume and higher costs.

  Plastics revenues decreased 1% to $2,563 million in the first half of 2003 reflecting the effects of lower volume partially offset by price increases. Operating profit of $171 million was 65% lower than in the first half of 2002 reflecting higher material costs largely tied to the price of oil and benzene, lower productivity and lower volume somewhat offset by improved selling prices.

  Power Systems revenues fell 26% to $8,728 million as growth in the energy service and wind businesses were more than offset by the anticipated reduction in sales of heavy-duty gas turbines (110 in 2003 compared with 210 in 2002). Operating profit dropped 44% to $1,930 million in 2003, reflecting the combined effects of lower volume, lower productivity, and lower prices.

  Specialty Materials revenue rose 44% to $1,455 million in the first half of 2003 primarily as a result of volume from GE Betz – acquired in the second quarter of 2002. Operating profit for Specialty Materials increased 16% to $164 million on higher volume primarily from GE Betz, partially offset by higher material costs and price declines.

  Transportation Systems revenues of $1,117 million increased 4% from the first half of 2002 on higher locomotive and railroad signaling products and services volume partially offset by lower pricing for railroad signaling products and services. Operating profit increased 3% to $183 million as increased volume was partially offset by the effects of lower pricing and lower productivity.

(28)

  All Other GECS

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
IT Solutions	$244	$968
GE Equity	(173)	(142)
Other – All Other GECS	373	558

Total revenues	$444	$1,384

Net earnings
IT Solutions	$(41)	$(12)
GE Equity	(147)	(154)
Other– All Other GECS	(334)	(22)

Total net earnings	$(522)	$(188)

All Other GECS includes GECS activities and businesses that management does not measure within one of the four financial services segments.

Three factors explain these results:

    IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

    GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first six months of 2003 reflected increased losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to give financial support to companies within its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

    Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

C. Financial Condition

     Consolidated assets of $614.9 billion at June 30, 2003, were $39.6 billion higher than at December 31, 2002.

     GE assets were $134.6 billion at June 30, 2003, an increase of $9.3 billion from December 31, 2002. The increase was primarily attributable to the $6.0 billion increase in our investment in GECS and a $3.5 billion increase in intangible assets from acquisitions partially offset by a $0.4 billion decrease in current receivables and a $0.3 billion decrease in All other assets.

(29)

     Financial services assets increased by $37.5 billion from the end of 2002 primarily because of increases in financing receivables and all other assets, partially offset by a decrease in investment securities. Financing receivables, net of the allowance for losses, aggregated $213.8 billion at June 30, 2003, an increase of $15.7 billion. The increase primarily reflected the effects of acquisitions at Consumer Finance, the effects of foreign currency translation and higher origination growth at Consumer Finance and Commercial Finance, partially offset by securitizations at Commercial Finance and the transfer of Home Depot private label credit card receivables to Other Assets in preparation for their sale when the contract is terminated in 2003 at Consumer Finance. GECS allowance for losses on financing receivables of $6.1 billion at June 30, 2003, reflected management's best estimate of probable losses inherent in the portfolio. On June 25, 2003, we announced a definitive agreement to sell the Japanese life insurance unit and U.S. Auto and Home business to American International Group, Inc. and, as a result, certain assets have been reclassified to assets held for sale in the amount of $22.2 billion. All other assets increased $8.9 billion at the end of the second quarter primarily due to the transfer of the Home Depot private label credit card receivables and security lending activity at Insurance, partially offset by the reclassification of assets held for sale. Investment securities were $109.0 billion, a decrease of $7.5 billion that was primarily the result of a transfer of $16.4 billion of investments to assets held for sale. Excluding the effect of the reclassification of assets held for sale, investment securities increased $8.9 billion, primarily from the investment of premiums received, reinvestment of investment income and the positive performance of the equity and debt markets. Excluding the effects of the reclassification of assets held for sale, Other GECS receivables increased $2.1 billion at the end of the second quarter, primarily the result of amounts due and not received from investments sold at Insurance. In addition, property, plant and equipment (including equipment leased to others) increased approximately $0.9 billion to $36.2 billion at the end of the second quarter, primarily related to the acquisition of aircraft.

     Consolidated liabilities of $537.4 billion at June 30, 2003, were $31.4 billion higher than the year-end 2002 balance. GE liabilities were relatively unchanged; GECS liabilities increased $31.5 billion.

     GE liabilities of $61.6 billion rose $1.0 billion since December 31, 2002. Long-term borrowings increased to $6.0 billion at June 30, 2003, compared with $1.0 billion at December 31, 2002, while short-term borrowings decreased $3.9 billion to $4.9 billion. Progress collections and price adjustments accrued decreased $1.2 billion reflecting the effects of the anticipated down cycle in sales of large gas turbines at Power Systems. GE's ratio of debt to total capital at the end of June 2003 was 13.0% compared with 13.1% at the end of last year and 5.2% at June 30, 2002.

     Financial services liabilities increased by $31.5 billion reflecting an increase in long-term borrowings of $23.5 billion from year-end 2002 as discussed in the "Liquidity" section of this report. Liabilities associated with assets held for sale were $19.8 billion at June 30, 2003, as a result of the announcement on June 25, 2003, of the definitive agreement to sell the Japanese life insurance unit and U.S. Auto and Home business to American International Group, Inc. Excluding the effect of the reclassification of liabilities associated with assets held for sale, insurance liabilities, reserves and annuity benefits increased $3.1 billion to $138.9 billion at the end of June 2003, primarily reflecting growth in deferred annuities, separate account assets and guaranteed investment contracts. Other changes in GECS liabilities comprised numerous items, primarily security lending activity at Insurance.

(30)

     Consolidated cash and equivalents were $7.2 billion at June 30, 2003 (including $0.6 billion classified as assets held for sale), a decrease of $1.8 billion during the first half of 2003. Cash and equivalents were $9.6 billion at June 30, 2002, an increase of $1.1 billion from December 31, 2001.

     GE cash and equivalents increased $0.1 billion during the first half of 2003 to $1.2 billion at June 30, 2003. Cash provided from operating activities was $4.2 billion during the first six months of 2003, compared with $3.5 billion in the first half of 2002, reflecting lower progress collections and increases in current receivables, partially offset by more earnings retained by GECS. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Had collections occurred at the time of sale, cash provided from operating activities would have been $5.5 billion in 2003 compared with $6.1 billion in 2002. Cash used for investing activities ($1.6 billion) during the first six months of 2003 is $7.1 billion lower than in 2002 when $7.5 billion was used for business acquisitions. Cash used for financing activities ($2.5 billion) included $3.8 billion for dividends paid to share owners and reflected issuances of new longer-term debt ($5.3 billion) partially offset by a $4.1 billion decrease in debt with maturities of 90 days or less.

     GE cash and equivalents decreased $8.8 billion during the first half of 2002 to $1.0 billion at June 30, 2002. Cash provided from operating activities was $3.5 billion during the first six months of 2002, compared with $7.8 billion in the first half of 2001, reflecting continuing improvements in earnings and lower progress collections during the period. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Had collections occurred at the time of sale, cash provided from operating activities would have been $6.1 billion in 2002 compared with $5.4 billion in 2001. Cash used for investing activities ($8.7 billion) principally resulted from investments in business acquisitions. Cash used for financing activities ($3.6 billion) included $1.1 billion for repurchases of common stock under the share repurchase program and $3.6 billion for dividends paid to share owners, a 12.5% increase in the per-share dividend rate compared with the first half of 2001.

     Financial services cash and equivalents decreased by $1.5 billion during the first half of 2003 to $6.4 billion (including $0.6 billion classified as assets held for sale). Cash provided from operating activities was $7.7 billion during the first six months of 2003, compared with $8.8 billion during the first half of 2002. The decrease in cash from operating activities compared with last year was largely attributable to lack of a current year counterpart to the prior year increase in reserves for insurance affiliates, partially offset by an increase in accounts payable. Cash from financing activities totaled $14.6 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($23.8 billion), a majority of which was attributable to financing receivables, business acquisitions and additions to property, plant and equipment (including equipment leased to others).

     Financial services cash and equivalents increased by $1.3 billion during the first half of 2002 to $8.6 billion. Cash provided from operating activities was $8.8 billion during the first six months of 2002, compared with $10.3 billion during the first half of 2001. The decrease in cash from operating activities compared with first half 2001 was largely attributable to lack of a current year counterpart to the prior year increase in accounts payable, increases in income taxes payable and payables on purchases of investment securities. Cash from financing activities totaled $12.2 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($19.8 billion), a majority of which was attributable to financing receivables, business acquisitions and additions to property, plant and equipment (including equipment leased to others).

(31)

D. Additional Considerations

Commercial airlines

     Deteriorating aircraft utilization and pricing generally negatively affects Commercial Finance, which owned 1,189 commercial aircraft at June 30, 2003. However, despite pressure on the industry, 1,184, or 99% of its commercial aircraft were on lease at June 30, 2003. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry.

     Aircraft Engines' sales of new equipment often include long-term customer financing commitments. Under these commitments, it is our policy to establish a secured position in the aircraft being financed. At June 30, 2003, guarantees of $0.5 billion were in place. Further, we had committed $1.5 billion to provide financial assistance on future aircraft sales. Our guarantees and commitments are secured by individual aircraft or pools of aircraft engines related to the specific financing arrangement. When particular guarantees exceed the value of the associated security, we consider credit risk of the associated customer and provide for estimated losses. At June 30, 2003, the total estimated fair value of aircraft securing these net guarantees exceeded the net guaranteed amounts.

     At the end of the second quarter of 2003, Commercial Finance had provided loans and leases of $27.7 billion and, combined with our insurance business, had $2.7 billion of investment securities related to the airline industry. In addition, Commercial Finance had funding commitments of $1.4 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices totaling approximately $14.8 billion at the end of the second quarter of 2003. As of June 30, 2003, Commercial Finance held placement agreements with commercial airlines for all of the 25 aircraft scheduled for delivery over the remainder of 2003.

     UAL Corp and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both have filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the second quarter of 2003, our exposure related to these airlines amounted to $4.5 billion, including loans, leases, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $700 million debtor-in-possession financing commitment to Air Canada. Another one of our major airline customers, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses.

Other Matters

     On June 25, 2003, we announced a definitive agreement to sell the Tokyo-based GE Edison Life Insurance Company and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash, and a pre-closing dividend of approximately $440 million. The transaction is consistent with our strategy to focus global operations on selected segments in which we see the most attractive growth and return prospects.

(32)

     During the quarter ended June 30, 2003, A.M. Best Company revised its financial strength rating on Employers Reinsurance Corporation and its affiliated domestic and international non-life and life reinsurance companies to A (Excellent) from A+ (Superior). Concurrently, the ratings on their senior debt securities were revised to "a-" from "a". We do not believe these actions will materially affect our liquidity or capital resources or ERC's ability to write future business.

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

     Global commercial paper markets are also a primary source of liquidity for GE and financial services. GE Capital is the most widely-held name in those markets and is the principal issuer of financial services debt. The following table shows financial services debt composition as of June 30, 2003 and December 31, 2002:
	At June 30, 2003	At December 31, 2002

Senior Notes	55%	52%
Commercial Paper	27	31
Other – principally current portion of long-term debt	18	17

Total	100%	100%

(33)

     During the first half of 2003, GE Capital issued approximately $36 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and to fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital anticipates issuing approximately $25 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $56 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

     We use special purpose entities (SPEs) as described in our Annual Report on Form 10-K for the year ended December 31, 2002. Receivables held by SPEs as of the end of the second quarter of 2003 and year-end 2002, were $38.9 billion and $42.2 billion, respectively. Net credit and liquidity support amounted to $26.6 billion, after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $0.6 billion from year-end 2002. This amount includes credit support, in which we provide recourse for a maximum of $15.8 billion of credit losses in SPEs.

F. Financial Services Portfolio Quality

     Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $219.9 billion at June 30, 2003, from $203.6 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at June 30, 2003, amounted to $6.1 billion ($5.5 billion at the end of 2002), representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables before allowance for losses totaled $131.8 billion at June 30, 2003 ($130.9 billion at December 31, 2002) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily as a result of the net effects of foreign currency translation and origination growth, partially offset by securitizations. Related nonearning and reduced-earning receivables were consistent at $2.2 billion at June 30, 2003 and at year-end 2002, about 1.6% and 1.7% of outstandings, respectively. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Write-offs for the first six months of 2003 were $0.6 billion compared with $0.5 billion for the first six months of 2002.

(34)

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $81.5 billion at June 30, 2003, and $66.0 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions, the net effects of foreign currency translation and origination growth, partially offset by the transfer of Home Depot private label credit card receivables to Other assets in preparation for their sale when that contract is terminated in 2003. Nonearning consumer receivables at June 30, 2003, were $2.1 billion, about 2.6% of outstandings, compared with $1.6 billion, about 2.4% of outstandings at year-end 2002. Write-offs for the first six months of 2003 were $1.0 billion compared with $0.8 billion during the first six months of 2002.

     Other, principally Equipment Management financing receivables before allowance for losses, amounted to $6.6 billion and $6.7 billion at June 30, 2003 and December 31, 2002, respectively. Nonearning receivables were consistent at $0.1 billion, about 1.5% and 1.3% of outstandings at June 30, 2003 and at year-end 2002, respectively.

     Delinquency rates on Consumer Finance financing receivables were 5.81% at June 30, 2003 and 5.58% at year-end 2002, on a managed basis. Delinquency rates on Commercial Finance equipment loans and leases were 1.86% at June 30, 2003 and 1.71% at year-end 2002, on a managed basis.

     Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $109.0 billion as of June 30, 2003, compared with $116.5 billion as of December 31, 2002. The decrease of $7.5 billion was primarily the result of a reclassification of $16.4 billion of investments to assets held for sale. Absent this reclassification, investment securities increased $8.9 billion as a result of investment of premiums received, reinvestment of investment income and increases in fair value, primarily debt securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

     Gross unrealized gains and losses were $9.4 billion and $1.6 billion, respectively, including $2.4 billion and $0.1 billion of assets held for sale, respectively, at June 30, 2003. Gross unrealized gains and losses were $4.4 billion and $2.4 billion, respectively, as of December 31, 2002. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $3.0 billion. Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at second quarter 2003, approximately $330 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first six months of 2003 were $387.8 million.

(35)

Item 4. Controls and Procedures

     As required by Rule 13a-15(b), GE management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), GE management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II. Other Information

Item 1. Legal Proceedings

     We are not involved in any material pending legal proceedings.

Environmental

     As previously reported, in January 2002 the Company entered into discussions with the New York State Department of Environmental Conservation regarding noncompliance with the state's Clean Water Act at its Waterford, NY facility. The state alleges spills and discharges in excess of permitted limits as well as reporting violations. The Company has already commenced implementation of a multi-million dollar program to eliminate the source of the spills. The Company reached a settlement agreement with the state pursuant to which the Company paid a $300,000 penalty and made a $550,000 contribution to a fund for use by the Department of Environmental Conservation for environmental benefit projects at the Mohawk Tire Site, adjacent to the Waterford facility. The Company has no responsibility for any of the contamination at the Mohawk site.

     As previously reported, in April 2002, the Ohio Environmental Protection Agency informed the Company that it was seeking penalties of $4.3 million for violations of the state's Clean Air Act at its Newark, OH facility. The state alleged that the site constructed air emission sources without undergoing adequate New Source Review. The matter involves conditions identified by the Company and voluntarily disclosed to the state more than 5 years ago which the Company proactively addressed with the concurrence of the state. The company and the state have reached a tentative agreement to settle this matter and a similar matter involving the company's Willoughby, OH facility (below) for a total $205,000.

     In September 2002, the Ohio Environmental Protection Agency informed the Company that it was seeking penalties of $220,000 for violations of the state's Clean Air Act at the company's Willoughby, OH facility. The state alleged that the site constructed air emission sources without undergoing permitting. Some of the facts in this matter are similar to those of the Newark, OH matter. The Company and the state have reached a tentative agreement to resolve both the Newark and Willoughby matters for a total of $205,000.

(36)

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The annual meeting of Share Owners of General Electric Company was held on April 23, 2003.

(b)     All director nominees were elected.

(c)     Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
		Votes Cast
					Broker
		For	Against	Abstain
Non-votes

Management Proposals

Approval of the appointment of independent auditors for 2003		7,957,382,382	256,450,355	74,196,932	0

Share Owner Proposals

(1)	Relating to cumulative voting	982,006,954	4,925,068,623	443,556,405	1,937,397,688
(2)	Relating to workplace code of conduct	520,542,700	5,251,748,499	578,340,783	1,937,397,688
(3)	Relating to global warming	1,329,223,001	4,554,355,308	467,053,673	1,937,397,688
(4)	Relating to nuclear reactor risk reduction	423,633,963	5,506,555,757	420,442,262	1,937,397,688
(5)	Relating to report on PCB cleanup costs	1,511,985,042	4,394,655,727	443,991,213	1,937,397,688
(6)	Relating to poison pill	2,980,227,143	3,240,581,564	129,823,275	1,937,397,688
(7)	Relating to independent directors	984,910,032	5,221,665,772	144,056,178	1,937,397,688
(8)	Relating to independent Board Chairman	659,209,632	5,559,882,540	131,539,810	1,937,397,688
(9)	Relating to director election process	296,899,398	5,894,226,142	159,506,442	1,937,397,688
(10)	Relating to performance-based stock options	939,208,721	5,256,131,578	155,291,683	1,937,397,688
(11)	Relating to executive severance arrangements	2,956,797,649	3,159,249,045	234,585,288	1,937,397,688
(12)	Relating to pay disparity	604,596,770	5,566,777,734	179,257,478	1,937,397,688
(13)	Relating to report on Iran	410,585,249	5,416,790,791	523,255,762	1,937,397,688

(37)

Election of Directors

Director	Votes Received	Votes Withheld

James I. Cash, Jr.	8,091,737,589	196,292,081
Dennis D. Dammerman	8,140,871,030	147,158,640
Ann M. Fudge	8,091,919,421	196,110,249
Claudio X. Gonzalez	8,064,317,655	223,712,015
Jeffrey R. Immelt	8,109,665,737	178,363,933
Andrea Jung	8,117,276,643	170,753,027
Alan G. (A.G.) Lafley	8,141,584,369	146,445,301
Kenneth G. Langone	8,090,950,524	197,079,146
Ralph S. Larsen	8,143,884,861	144,144,809
Rochelle B. Lazarus	8,142,278,700	145,750,970
Sam Nunn	8,042,376,120	245,653,550
Roger S. Penske	8,086,870,815	201,158,855
Gary L. Rogers	8,141,661,529	146,368,141
Andrew C. Sigler	8,088,598,702	199,430,968
Robert J. Swieringa	8,095,852,461	192,177,209
Douglas A. Warner III	8,095,353,149	192,676,521
Robert C. Wright	8,140,265,633	147,764,037

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

Exhibit 11	Computation of Per Share Earnings*
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	Reconciliation of Non-GAAP Financial Measures

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 9 to the condensed consolidated financial statements in this report.

(38)

b.     Reports on Form 8-K during the quarter ended June 30, 2003.

A Form 8-K was filed on April 3, 2003, under Item 9 (pursuant to Item 12), relating to a public presentation in which General Electric Company disclosed certain unaudited, estimated financial information related to the first quarter of 2003.

A Form 8-K was filed on April 10, 2003, under Item 5, setting forth portions of GE's 2002 Form 10-K, reflecting segment information reclassified to conform to organizational and measurement changes and setting forth 2002 unaudited financial services segment data by quarter, including the effect of financial services releveraging on the performance of business units within each segment.

A Form 8-K was filed on April 11, 2003, under Items 5 and 9, relating to GE's April 11, 2003, press release setting forth GE's first-quarter 2003 earnings.

(39)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
August 1, 2003	/s/ Philip D. Ameen

Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(40)