Form 10-Q
period 2003-09-30
GENERAL ELECTRIC CO
filed 2003-10-31
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-35 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

New York	14-0689340

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001

(Address of principal executive offices)	(Zip Code)

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

     There were 10,040,860,000 shares with a par value of $0.06 per share outstanding at September 30, 2003.

(1)

General Electric Company

Forward-Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts as well as statements identified by words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" or words of similar meaning. These statements are based on our current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond our control. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Third quarter ended September 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2003	2002	2003	2002	2003	2002

Sales of goods	$12,146	$12,987	$11,626	$12,271	$527	$779
Sales of services	4,779	5,061	4,837	5,115	–	–
Earnings of GECS before accounting changes	–	–	2,207	1,551	–	–
GECS revenues from services (note 8)	15,937	14,214	–	–	16,154	14,336
Other income	206	457	235	486	–	–
Securitization and certain other FIN 46 entities (note 3)	326	–	–	–	326	–

Total revenues	33,394	32,719	18,905	19,423	17,007	15,115

Cost of goods sold	9,247	9,156	8,795	8,546	459	673
Cost of services sold	3,042	3,084	3,100	3,138	–	–
Interest and other financial charges	2,531	2,773	282	212	2,366	2,645
Insurance losses and policyholder and annuity benefits	4,168	4,227	–	–	4,168	4,227
Provision for losses on financing receivables	1,061	640	–	–	1,061	640
Other costs and expenses	7,944	7,491	2,241	2,340	5,832	5,218
Minority interest in net earnings of consolidated affiliates	77	84	44	45	33	39
Securitization and certain other FIN 46 entities (note 3)	204	–	–	–	204	–

Total costs and expenses	28,274	27,455	14,462	14,281	14,123	13,442

Earnings before income taxes and accounting change	5,120	5,264	4,443	5,142	2,884	1,673
Provision for income taxes	(1,099)	(1,177)	(422)	(1,055)	(677)	(122)

Earnings before accounting change	4,021	4,087	4,021	4,087	2,207	1,551
Cumulative effect of accounting change (note 3)	(372)	–	(372)	–	(339)	–

Net earnings	$3,649	$4,087	$3,649	$4,087	$1,868	$1,551

Per-share amounts before accounting change
Diluted earnings per share	$0.40	$0.41
Basic earnings per share	$0.40	$0.41

Per-share amounts after accounting change
Diluted earnings per share	$0.36	$0.41
Basic earnings per share	$0.36	$0.41

Dividends declared per share	$0.19	$0.18

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Nine months ended September 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2003	2002	2003	2002	2003	2002

Sales of goods	$35,500	$40,211	$33,931	$37,823	$1,582	$2,494
Sales of services	15,710	15,586	15,930	15,770	–	–
Earnings of GECS before accounting changes	–	–	5,479	4,535	–	–
GECS revenues from services (note 8)	45,278	40,302	–	–	45,853	40,615
Other income	409	598	458	675	–	–
Securitization and certain other FIN 46 entities (note 3)	326	–	–	–	326	–

Total revenues	97,223	96,697	55,798	58,803	47,761	43,109

Cost of goods sold	26,288	28,360	24,940	26,229	1,361	2,237
Cost of services sold	9,707	10,092	9,927	10,276	–	–
Interest and other financial charges	7,810	7,590	705	444	7,362	7,362
Insurance losses and policyholder and annuity benefits	12,409	11,465	–	–	12,409	11,465
Provision for losses on financing receivables	2,799	2,087	–	–	2,799	2,087
Other costs and expenses	23,408	20,975	7,018	6,560	16,757	14,589
Minority interest in net earnings of consolidated affiliates	219	250	123	137	96	113
Securitization and certain other FIN 46 entities (note 3)	204	–	–	–	204	–

Total costs and expenses	82,844	80,819	42,713	43,646	40,988	37,853

Earnings before income taxes and accounting changes	14,379	15,878	13,085	15,157	6,773	5,256
Provision for income taxes	(3,350)	(3,847)	(2,056)	(3,126)	(1,294)	(721)

Earnings before accounting changes	11,029	12,031	11,029	12,031	5,479	4,535
Cumulative effect of accounting changes (notes 3, 4 and 6)	(587)	(1,015)	(587)	(1,015)	(339)	(1,015)

Net earnings	$10,442	$11,016	$10,442	$11,016	$5,140	$3,520

Per-share amounts before accounting changes
Diluted earnings per share	$1.10	$1.20
Basic earnings per share	$1.10	$1.21

Per-share amounts after accounting changes
Diluted earnings per share	$1.04	$1.10
Basic earnings per share	$1.04	$1.11

Dividends declared per share	$0.57	$0.54

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "consolidated" columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates
	Consolidated		GE		Financial Services (GECS)

(Dollars in millions)	9/30/03	12/31/02	9/30/03	12/31/02	9/30/03	12/31/02

Cash and equivalents	$8,321	$8,910	$1,117	$1,079	$7,285	$7,918
Investment securities	119,070	116,862	343	332	118,727	116,530
Current receivables	9,962	10,681	10,187	10,973	–	–
Inventories	9,047	9,247	8,834	9,039	213	208
Financing receivables – net	214,616	198,060	–	–	214,616	198,060
Other GECS receivables	39,295	43,017	–	–	41,629	44,569
Property, plant and equipment (including equipment leased to others) – net	49,196	49,073	13,680	13,743	35,516	35,330
Investment in GECS	–	–	42,482	36,929	–	–
Intangible assets – net	50,086	46,180	26,322	23,049	23,764	23,131
Securitization and certain other FIN 46 entities (note 3)	30,725	–	–	–	30,725	–
Assets held for sale (note 7)	3,071	–	201	–	2,870	–
All other assets	93,544	93,214	31,173	30,167	63,706	64,082

Total assets	$626,933	$575,244	$134,339	$125,311	$539,051	$489,828

Short-term borrowings	$127,519	$138,775	$5,136	$8,786	$122,769	$130,126
Accounts payable, principally trade accounts	20,567	18,874	8,187	8,095	14,721	12,608
Progress collections and price adjustments accrued	4,853	6,706	4,853	6,706	–	–
Other GE current liabilities	17,252	17,472	17,252	17,472	–	–
Long-term borrowings	162,911	140,632	5,963	970	158,262	140,836
Insurance liabilities, reserves and annuity benefits	135,016	135,853	–	–	135,016	135,853
Securitization and certain other FIN 46 entities (note 3)	30,051	–	–	–	30,051	–
Liabilities associated with assets held for sale (note 7)	965	–	26	–	939	–
All other liabilities	37,001	35,236	17,734	16,621	19,201	18,441
Deferred income taxes	12,526	12,517	1,642	1,927	10,884	10,590

Total liabilities	548,661	506,065	60,793	60,577	491,843	448,454

Minority interest in equity of consolidated affiliates	5,791	5,473	1,065	1,028	4,726	4,445

Accumulated gains (losses) – net (a)
Investment securities	1,451	1,071	1,451	1,071	1,538	1,191
Currency translation adjustments	(273)	(2,136)	(273)	(2,136)	275	(782)
Derivatives qualifying as hedges	(1,920)	(2,112)	(1,920)	(2,112)	(1,813)	(2,076)
Common stock (10,040,860,000 and 9,969,894,000 shares outstanding at September 30, 2003 and December 31, 2002, respectively)	669	669	669	669	1	1
Other capital	17,392	17,288	17,392	17,288	12,269	12,271
Retained earnings	80,254	75,553	80,254	75,553	30,212	26,324
Less common stock held in treasury	(25,092)	(26,627)	(25,092)	(26,627)	–	–

Total shareowners' equity	72,481	63,706	72,481	63,706	42,482	36,929

Total liabilities and equity	$626,933	$575,244	$134,339	$125,311	$539,051	$489,828

(a)

The sum of accumulated gains (losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $(742) million and $(3,177) million at September 30, 2003 and December 31, 2002, respectively.

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." September 30, 2003 information is unaudited. Transactions between GE and GECS have been eliminated from the "consolidated" columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates
	Nine months ended September 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(Dollars in millions)	2003	2002	2003	2002	2003	2002

Cash flows – operating activities
Net earnings	$10,442	$11,016	$10,442	$11,016	$5,140	$3,520
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	587	1,015	587	1,015	339	1,015
Depreciation and amortization of property, plant and equipment	5,124	4,667	1,674	1,586	3,450	3,081
Earnings retained by GECS	–	–	(4,227)	(3,024)	–	–
Deferred income taxes	256	1,921	184	332	72	1,589
Decrease (increase) in GE current receivables	984	(643)	1,051	(719)	–	–
Decrease (increase) in inventories	149	(336)	200	(355)	(51)	19
Increase in accounts payable	1,879	2,631	125	221	2,193	2,447
Decrease in GE progress collections	(1,863)	(3,909)	(1,863)	(3,909)	–	–
Increase in insurance liabilities, reserves and annuity benefits	773	5,618	–	–	773	5,618
Provision for losses on financing receivables	2,799	2,087	–	–	2,799	2,087
All other operating activities	1,774	(2,264)	(795)	(442)	2,150	(1,559)

Cash from operating activities	22,904	21,803	7,378	5,721	16,865	17,817

Cash flows – investing activities
Additions to property, plant and equipment	(6,518)	(8,836)	(1,309)	(1,459)	(5,209)	(7,377)
Net increase in financing receivables	(4,995)	(10,986)	–	–	(4,995)	(10,986)
Payments for principal businesses purchased	(10,503)	(13,683)	(1,336)	(8,141)	(9,167)	(5,542)
All other investing activities	6,016	(6,779)	(253)	387	5,878	(7,379)

Cash used for investing activities	(16,000)	(40,284)	(2,898)	(9,213)	(13,493)	(31,284)

Cash flows – financing activities
Increase (decrease) in borrowings (maturities 90 days or less)	(15,347)	(28,523)	(4,053)	1,996	(11,136)	(39,128)
Newly issued debt (maturities longer than 90 days)	50,478	78,297	5,185	318	45,433	78,032
Repayments and other reductions (maturities longer than 90 days)	(31,542)	(26,768)	(171)	(1,067)	(31,371)	(25,701)
Net dispositions (purchases) of GE treasury shares	328	(870)	328	(870)	–	–
Dividends paid to shareowners	(5,729)	(5,367)	(5,729)	(5,367)	(1,252)	(1,511)
All other financing activities	(5,668)	3,756	–	–	(5,668)	3,756

Cash from (used for) financing activities	(7,480)	20,525	(4,440)	(4,990)	(3,994)	15,448

Increase (decrease) in cash and equivalents	(576)	2,044	40	(8,482)	(622)	1,981
Cash and equivalents at beginning of year	8,910	8,433	1,079	9,798	7,918	7,314

Cash and equivalents at September 30 (a)	$8,334	$10,477	$1,119	$1,316	$7,296	$9,295

(a)

Consolidated, GE, and Financial Services (GECS) cash and equivalents at September 30, 2003 include $13 million, $2 million, and $11 million, respectively, of cash classified as assets held for sale in the Condensed Statement of Financial Position (see note 7).

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and Financial Services (GECS) have been eliminated from the "consolidated" columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates
	Third quarter ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)

(Dollars in millions)	2003	2002	2003	2002

Revenues
Aircraft Engines	$2,534	$2,721	$7,645	$8,062
Commercial Finance	4,750	4,522	13,824	12,942
Consumer Finance	3,499	2,701	9,304	7,536
Consumer Products	2,075	2,116	6,053	6,236
Equipment Management	1,136	1,207	3,407	3,531
Industrial Products and Systems	2,068	1,880	6,113	5,408
Insurance	6,824	6,197	19,984	17,228
Medical Systems	2,336	2,130	6,878	6,205
NBC	1,517	1,370	4,943	5,355
Plastics	1,297	1,329	3,860	3,928
Power Systems	4,199	5,123	12,927	16,920
Specialty Materials	789	689	2,244	1,698
Transportation Systems	569	521	1,686	1,597
All Other GECS	798	488	1,242	1,872
Corporate items and eliminations	(997)	(275)	(2,887)	(1,821)

Consolidated revenues	$33,394	$32,719	$97,223	$96,697

Segment profit (a)
Aircraft Engines	$484	$512	$1,518	$1,499
Commercial Finance	1,001	879	2,632	2,334
Consumer Finance	595	467	1,655	1,431
Consumer Products	114	97	391	356
Equipment Management	48	83	131	225
Industrial Products and Systems	156	153	472	433
Insurance	604	327	1,624	938
Medical Systems	383	347	1,129	1,014
NBC	431	330	1,462	1,188
Plastics	100	224	271	706
Power Systems	984	1,418	2,914	4,880
Specialty Materials	115	56	279	197
Transportation Systems	109	91	292	268
All Other GECS	(41)	(205)	(563)	(393)

Total segment profit	5,083	4,779	14,207	15,076
GE corporate items and eliminations	(358)	575	(417)	525
GE interest and other financial charges	(282)	(212)	(705)	(444)
GE provision for income taxes	(422)	(1,055)	(2,056)	(3,126)

Earnings before accounting changes	4,021	4,087	11,029	12,031
Cumulative effect of accounting changes	(372)	–	(587)	(1,015)

Consolidated net earnings	$3,649	$4,087	$10,442	$11,016

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

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; "GECS" consists of General Electric Capital Services, Inc. and all of its affiliates; and "Consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We reclassified certain prior period amounts to conform to the current period presentation.

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

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, on July 1, 2003, one quarter earlier than required and consequently consolidated certain entities in our financial statements for the first time. Several factors that distinguish these entities from others included in our consolidated statements follow:

  The assets in FIN 46 entities were often acquired from us, normally with financial support. While the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

  The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

  Liabilities of FIN 46 entities generally are not our legal obligations, but will be repaid with cash flows generated by the related assets.

(8)

     New balance sheet captions, "Securitization and certain other FIN 46 entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition. Because we have stopped transferring assets to these entities, balances will decrease as the assets repay. Also, investment securities and other GECS receivables included an additional $14.1 billion and $1.0 billion, respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. We plan to continue issuing GICs from Trinity; therefore, we have displayed these investment securities and related GIC liabilities in investment securities and insurance liabilities, reserves and annuity benefits, consistent with the display of assets and liabilities associated with GICs issued by certain of our Insurance businesses. Accrued interest on these investment securities of $0.7 billion is reported in other GECS receivables.

     Our July 1, 2003, consolidation of FIN 46 entities resulted in a $372 million after-tax accounting charge ($0.04 per share) to our third quarter net earnings. This charge resulted from several factors. For FIN 46 entities consolidated based on carrying amounts, the effect of changes in interest rates resulted in transition losses on interest rate swaps that did not qualify for hedge accounting before transition. Losses also arose from the FIN 46 requirement to record carrying amounts of assets in certain FIN 46 entities as if those entities had always been consolidated, requiring us to eliminate certain previously recognized income. For certain other FIN 46 entities that we first consolidated at their July 1, 2003, fair values, we recognized a loss on consolidation because: (i) declines in market interest rates caused a decline in the fair value of certain interest rate swaps (swaps that successfully converted commercial paper to the equivalent of fixed rate debt), and (ii) the fair value of commercial paper plus minority interests exceeded independently appraised fair values of related assets.

     We believe that cash flows from the income-producing assets will be sufficient to repay the related debt and other obligations in all FIN 46 entities. We do not expect that the consolidation of FIN 46 entities will have significant effects on future results of operations.

     FIN 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements appear likely before the end of 2003. In addition, the FASB is proposing to amend certain requirements of Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and those changes may be retroactive, having the effect of reversing certain prior securitization transactions. No exposure drafts related to these proposals have been issued, and it is not possible to conclude whether such changes would be likely to affect the amounts we have recorded.

     The following tables provide supplemental information about revenues, expenses, assets, liabilities and cash flows associated with entities that were newly consolidated under FIN 46 in the balance sheet captions "Securitization and certain other FIN 46 entities."

(9)

(Dollars in millions)	Third quarter and nine months ended September 30, 2003

Revenues
Interest on time sales and loans	$212
Financing leases	86
Other	28

Total	$326

Expenses
Interest	$204

Total	$204

(Dollars in millions)	At September 30, 2003

Assets
Cash	$627
Investment securities	1,648
Financing receivables (a)	25,879
Other	2,571

Total	$30,725

Liabilities
Commercial paper	$29,115
Other	936

Total	$30,051

(a) Includes $1.0 billion of retained interests in securitized assets now consolidated.

(Dollars in millions)	Nine months ended September 30, 2003

Cash Flows – Investing activities
Collections	$5,309

Total (included in all other investing activities)	$5,309

Cash Flows – Financing Activities
Newly issued debt	$89,915
Repayments and other reductions	(95,357)

Total (included in all other financing activities)	$(5,442)

(10)

     4. SFAS 143, Accounting for Asset Retirement Obligations, became effective for us on January 1, 2003. Under SFAS 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of cost and, like other cost elements, is depreciated over the corresponding asset's useful life. SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel. On January 1, 2003, we recorded a liability for the expected present value of future retirement costs of $363 million; increased net property, plant and equipment by $24 million; and recognized a one-time, non-cash transition charge of $330 million ($215 million after tax, or $0.02 per share) which is reported in the caption "Cumulative effect of accounting changes." Pro forma effects for the nine months ended September 30, 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per-share amounts.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and had an inconsequential effect on our financial position as of September 30, 2003, and our results of operations for the third quarter and nine months ended September 30, 2003.

     5. At September 30, 2003, assets in entities that were either sponsored by us or to which we provided financial support amounted to $35.3 billion, compared with $42.2 billion at December 31, 2002. Of that amount at September 30, 2003, the balance sheet caption "Securitization and certain other FIN 46 entities" contained $30.7 billion of these assets; another $4.6 billion remained off-balance sheet. In addition, we engage in transactions with unconsolidated entities that we neither sponsor nor support. These include transactions with master trusts and other entities used for term securitizations, as well as transactions with commercial paper issuers (conduits) sponsored by third parties. At December 31, 2002, assets in these entities, nearly all of which were qualifying special purpose entities, amounted to $9.9 billion. We will continue to engage in transactions that involve both third party conduits and public market term securitizations.

(11)

     The most meaningful analysis of securitization activity before FIN 46 adoption (primarily conducted through sponsored and supported entities) and activity subsequent to that adoption is a comparison of total securitized assets, as follows:
(Dollars in millions)	At September 30, 2003	At December 31, 2002

Receivables secured by:
Equipment	$15,263	$13,926
Commercial real estate	16,871	14,168
Other assets	9,304	12,000
Credit card receivables	8,180	11,292
Trade receivables	2,935	3,534

Total securitized assets	$52,553	$54,920

Assets in securitization and certain other FIN 46 entities	$30,725	$–
Off-balance sheet (a)
Sponsored and supported	4,588	42,222
Other	17,240	12,698

Total securitized assets (b)	$52,553	$54,920

(a)		Liabilities for recourse obligations related to off-balance sheet assets were $80 million and $261 million at September 30, 2003, and December 31, 2002, respectively.
(b)		Net credit and liquidity support for securitized assets was $25.2 billion and $27.2 billion at September 30, 2003, and December 31, 2002, respectively.

     In addition to the foregoing, we retain mortgage servicing rights related to an amortizing pool of mortgages associated with a business that we decided to exit in 2000. We have not added new volume since the decision to exit and our exposure to these mortgages is limited to the net carrying value of our servicing assets, $134 million as of September 30, 2003.

     6. SFAS 142, Goodwill and Other Intangible Assets, became effective for us in 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

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

(12)

     The result of testing goodwill impairment in accordance with SFAS 142 as of January 1, 2002, was a non-cash charge of $1.204 billion ($1.015 billion after tax, or $0.10 per share), which is reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the GECS IT Solutions business and the GECS GE Auto and Home business, which was divested in 2003. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

Goodwill

     Goodwill balances follow.
(Dollars in millions)	Balance 12/31/02	Acquisitions/ purchase accounting adjustments	Foreign exchange and other	Balance 9/30/03

Aircraft Engines	$2,286	$48	$(5)	$2,329
Commercial Finance	7,987	107	40	8,134
Consumer Finance	5,562	1,237	378	7,177
Consumer Products	396	2	6	404
Equipment Management	1,242	–	(60)	1,182
Industrial Products and Systems	2,372	75	25	2,472
Insurance	4,176	–	(152)	4,024
Medical Systems	2,898	30	6	2,934
NBC	4,941	1,508	7	6,456
Plastics	1,857	21	30	1,908
Power Systems	3,038	227	185	3,450
Specialty Materials	1,700	309	98	2,107
Transportation Systems	556	(1)	–	555
All Other GECS	127	–	–	127

Total	$39,138	$3,563	$558	$43,259

     The amount of goodwill related to new acquisitions recorded during 2003 was $3,321 million, the largest of which were Bravo by NBC ($1,478 million) and First National Bank ($680 million) by Consumer Finance. The amount of goodwill related to purchase accounting adjustments during 2003 was $242 million, primarily associated with the 2002 acquisitions of several businesses at Industrial Products and Systems, Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(13)

Intangibles Subject to Amortization
	At September 30, 2003			At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Present value of future profits (PVFP)	$4,626	$(2,949)	$1,677	$5,261	$(2,804)	$2,457
Capitalized software	4,665	(2,267)	2,398	4,269	(1,816)	2,453
Servicing assets (a)	3,532	(3,370)	162	3,582	(3,240)	342
Patents, licenses and other	3,724	(1,134)	2,590	2,806	(1,016)	1,790

Total	$16,547	$(9,720)	$6,827	$15,918	$(8,876)	$7,042

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $17 billion and $33 billion at September 30, 2003 and December 31, 2002, respectively.

     Consolidated amortization expense related to amortizable intangible assets for the quarters ended September 30, 2003 and 2002, was $324 million and $640 million, respectively. Amortization expense related to amortizable intangible assets for the nine months ended September 30, 2003 and 2002, was $1,045 million and $1,558 million, respectively. The decrease in 2003 amortization expense reflected the planned run down of a liquidating servicing portfolio.

PVFP

     The net PVFP balances follow.
	Nine months ended September 30

(Dollars in millions)	2003	2002

Balance, January 1	$2,457	$2,198
Acquisitions	–	494
Dispositions	(574)	–
Accrued interest (a)	64	62
Amortization	(252)	(266)
Other	(18)	27

Balance, September 30	$1,677	$2,515

(a)	Interest was accrued at a rate of 4.1% and 3.8% for the first nine months ended September 30, 2003 and 2002, respectively.

     Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2003 and 2002.

(14)

     The estimated percentage of the December 31, 2002, net PVFP balance (adjusted for divested businesses) to be amortized over each of the next five years follows.

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

     7. In August 2003, we completed the previously announced sale of our Tokyo-based GE Edison Life Insurance Company (GE Edison Life) and the U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. Before taxes and transaction costs, we realized a gain of $641million ($260 million after taxes and transaction costs) on the sale of GE Edison Life, reported in the Insurance segment, and a gain of $54 million ($12 million after taxes and transaction costs) on the sale of the U.S. Auto and Home business, reported in All Other GECS. These gains are reported in GECS revenues from services, other income; see note 8.

     On August 4, 2003, we announced a definitive agreement to sell a controlling interest in Financial Guaranty Insurance Company (FGIC) for cash of $1,600 million following a pre-closing dividend. After the sale, we will hold $235 million as the sole investor in FGIC convertible preferred stock as well as $65 million in FGIC common stock, about 4.5% of outstanding common shares. The transaction should close in the fourth quarter, subject to regulatory approvals. At September 30, 2003, we reported FGIC as "held for sale" as follows: FGIC assets, almost entirely investment securities, amounted to $2,870 million (net of provision for losses); FGIC liabilities, mostly insurance reserves, amounted to $939 million; and equity, substantially all unrealized gains on investment securities, amounted to approximately $31 million. Our estimated loss, $182 million before tax, is reported in GECS revenues from services, other income; see note 8.

     In September, 2003, we announced a definitive agreement to sell GE Superabrasives. At September 30, 2003, we reported GE Superabrasives as "held for sale" with $201 million of assets (primarily current receivables, inventories and net property, plant and equipment) and $26 million of current liabilities.

(15)

     8. GECS revenues from services are summarized in the following table:
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services
Premiums earned by insurance businesses	$4,629	$4,369	$14,266	$12,219
Interest on time sales and loans	4,374	3,842	12,553	10,698
Operating lease rentals	1,757	1,807	5,270	5,076
Investment income	1,677	1,442	4,731	4,215
Financing leases	1,011	1,089	3,053	3,228
Fees	726	686	2,071	1,982
Other income	1,980	1,101	3,909	3,197

Total	$16,154	$14,336	$45,853	$40,615

     9. A summary of increases/(decreases) in shareowners' equity that did not result directly from transactions with shareowners, net of income taxes, follows:
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Net earnings	$3,649	$4,087	$10,442	$11,016
Investment securities – net changes in value	(2,948)	1,415	380	1,747
Currency translation adjustments – net	(128)	547	1,863	698
Derivatives qualifying as hedges – net changes in value	1,329	(694)	192	(1,090)

Total	$1,902	$5,355	$12,877	$12,371

(16)

     10. Inventories consisted of the following:
	At

(Dollars in millions)	9/30/03	12/31/02

Raw materials and work in process	$4,649	$4,894
Finished goods	4,665	4,587
Unbilled shipments	346	372
Revaluation to LIFO	(613)	(606)

Total	$9,047	$9,247

     11. Property, plant and equipment (including equipment leased to others) – net, consisted of the following:
	At

(Dollars in millions)	9/30/03	12/31/02

Original cost	$84,707	$82,082
Less: accumulated depreciation and amortization	35,511	33,009

Property, plant and equipment – net	$49,196	$49,073

(17)

     12. GE's authorized common stock consists of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.
	Third quarter ended September 30

	2003		2002

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting change for per-share calculation (a)	$4,021	$4,021	$4,090	$4,087

Cumulative effect of accounting change	(372)	(372)	–	–

Net earnings available for per-share calculation (a)	$3,649	$3,649	$4,090	$4,087

Average equivalent shares
Shares of GE common stock	10,031	10,031	9,951	9,951
Employee compensation-related shares, including stock options	54	–	66	–

Total average equivalent shares	10,085	10,031	10,017	9,951

Per-share amounts
Earnings before accounting change	$0.40	$0.40	$0.41	$0.41
Cumulative effect of accounting change	(0.04)	(0.04)	–	–

Net earnings	$0.36	$0.36	$0.41	$0.41

	Nine months ended September 30

	2003		2002

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting changes for per-share calculation (b)	$11,030	$11,029	$12,041	$12,031

Cumulative effect of accounting changes	(587)	(587)	(1,015)	(1,015)

Net earnings available for per-share calculation (b)	$10,443	$10,442	$11,026	$11,016

Average equivalent shares
Shares of GE common stock	10,007	10,007	9,941	9,941
Employee compensation-related shares, including stock options	58	–	85	–

Total average equivalent shares	10,065	10,007	10,026	9,941

Per-share amounts
Earnings before accounting changes	$1.10	$1.10	$1.20	$1.21
Cumulative effect of accounting changes	(0.06)	(0.06)	(0.10)	(0.10)

Net earnings	$1.04	$1.04	$1.10	$1.11

(a) Includes dividend equivalents of $0.3 million and $0.2 million in 2003 and 2002, respectively. (b) Includes dividend equivalents of $0.8 million and $0.6 million in 2003 and 2002, respectively.

(18)

     13. In the third quarter of 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation, under the prospective method of transition. We first measure the total cost of each option grant at the grant date, using market-based option trading models. We then recognize each grant's total cost over the period that the options vest. Under this approach, we charged $22 million and $66 million to net earnings in the quarter and nine months ended September 30, 2003, respectively. The effects on net earnings of the third quarter and first nine months of 2002 were insignificant. A comparison of reported and pro-forma net earnings, including effects of expensing stock options, follows.

	Third quarter ended September 30

(In millions; per-share amounts in dollars)	2003	2002

Net earnings, as reported	$3,649	$4,087
Earnings per share, as reported
Diluted	0.36	0.41
Basic	0.36	0.41
Stock option expense included in net earnings	22	6
Total stock option expense (a)	80	86

Pro-Forma Effects
Net earnings, on pro-forma basis	3,591	4,007
Earnings per share, on pro-forma basis
Diluted	0.36	0.40
Basic	0.36	0.40

(In millions; per-share amounts in dollars)	Nine months ended September 30

	2003	2002

Net earnings, as reported	$10,442	$11,016
Earnings per share, as reported
Diluted	1.04	1.10
Basic	1.04	1.11
Stock option expense included in net earnings	66	6
Total stock option expense (a)	239	245

Pro-Forma Effects
Net earnings, on pro-forma basis	10,269	10,777
Earnings per share, on pro-forma basis
Diluted	1.02	1.08
Basic	1.03	1.08

(a)

As if we had applied SFAS 123 to expense all stock options. Includes $22 million and $66 million actually recognized in earnings in the third quarter of 2003 and nine months ended September 30, 2003, respectively.

(19)

     14. On October 8, 2003, we announced the signing of a definitive agreement for the merger of NBC with Vivendi Universal Entertainment ("VUE") to create NBC Universal, which will be 80%-owned by GE, with 20% held by the shareholders of VUE.

     As part of the transaction, the shareholders of VUE are expected to receive at closing their share of $3.8 billion of cash consideration. We intend to issue GE common stock at or prior to closing to fund the cash portion of the transaction. In addition, NBC Universal will assume approximately $1.7 billion of debt. Beginning in 2006, Vivendi Universal will have the option to begin selling their NBC Universal shares at fair market value. The merger is subject to customary regulatory approvals. The companies anticipate completing the transaction in the first half of 2004.

     On October 9, 2003, we completed the acquisition of Finland-based Instrumentarium Corporation, a leading provider of medical equipment and services for hospital operating rooms, for approximately $2.1 billion.

     On October 10, 2003, we and Amersham plc ("Amersham") announced our agreement on the terms of a share exchange transaction through which we will acquire Amersham, a global leader in medical diagnostics and life sciences. The terms of the transaction value the share capital of Amersham at approximately $9.5 billion on a diluted basis. The exact number of GE shares to be issued in exchange for each Amersham share will be determined at closing. Applying the exchange ratio determined as of the announcement date, we would have issued approximately 313.5 million GE shares and in no event will we issue more than 400 million GE shares. The transaction is subject to obtaining certain European Commission and United States regulatory clearances and other customary conditions, which are expected in the first half of 2004.

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

     In the accompanying analysis of financial information, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of this information is considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this Form 10-Q report.

A. Results of Operations – Third Quarter of 2003 Compared with Third Quarter of 2002

     General Electric Company net earnings were $3.649 billion ($0.36 per share) in third quarter 2003 and $4.087 billion ($0.41 per share) in third quarter 2002. On July 1, 2003, GE adopted FASB Interpretation No. (FIN) 46, which requires the consolidation of entities to which GE provides financial support but does not control. Upon adoption of FIN 46, GE consolidated $51 billion of assets and recorded a non-cash, after-tax transition charge of $372 million, or $0.04 per share. Earnings before this accounting change for the third quarter of 2003 were $4.021 billion, or $0.40 per share, compared with $4.087 billion, or $0.41 per share in third quarter 2002.

(20)

     Eight of our 13 businesses – Commercial Finance, Consumer Finance, Consumer Products, Insurance, Medical Systems, NBC, Specialty Materials and Transportation Systems – achieved double-digit earnings growth rates during the quarter. As expected, these results were more than offset by the continuing effects of the decline in sales of large gas turbines in the U.S. and lower non-cash earnings from the U.S. pension plans. Excluding Power Systems and the effects of pension income from both periods, per share earnings before accounting changes grew 14% in the third quarter.

     Revenues of $33.4 billion were up 2% compared to third quarter 2002. Industrial sales declined 5% to $16.5 billion, reflecting lower gas turbine sales; excluding Power Systems in both periods, Industrial sales were flat. Financial services revenues of $17.0 billion were up 13% in the period, primarily from gains on sale of GE Edison Life and the U.S. Auto and Home business, and the Home Depot private-label credit card receivables. Also contributing to the increase were the net effects of foreign currency translation, acquisitions primarily at Consumer Finance and Commercial Finance, premium growth at Insurance, and the effects of the adoption of FIN 46. These increases were partially offset by product line and geographic market exits at IT Solutions and lower securitization gains at Consumer Finance and Commercial Finance

     Acquisitions contributed $128 million to earnings in the third quarter of 2003, compared with approximately $148 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     GE's third-quarter operating margin was 14.1%, down from last year's 19.3%, reflecting the anticipated effect of lower sales of high-margin products at Power Systems, lower pension income and higher healthcare costs.

     Cash flow from GE's operating activities was $7.4 billion, up 29% from last year's $5.7 billion. Cash generated from GE's operating activities, excluding progress collections, was $9.2 billion in the first nine months of 2003, down 4% from $9.6 billion last year reflecting the planned reduction in the GE Capital Services dividend to GE. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Excluding progress payments from operating activities portrays cash flow as if collections occurred at the time of sale. Dividends paid to shareowners were $5.7 billion in the first nine months of 2003 compared with $5.4 billion in the first nine months of 2002.

(21)

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the third quarters of 2003 and 2002. Segment profit excludes the effects of pension and other retiree benefit plans, accounting changes and certain restructuring and other charges. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how segment management is measured – excluded in determining operating profit for Aircraft Engines, Consumer Products, Industrial Products and Systems, Medical Systems, NBC, Plastics, Power Systems, Specialty Materials and Transportation Systems, but included in determining net earnings for Commercial Finance, Consumer Finance, Equipment Management, Insurance and All Other GECS.

  Aircraft Engines reported revenues of $2,534 million, 7% lower than the third quarter of 2002, reflecting the effects of lower sales of commercial and industrial aero-derivative engines and a loss recognized on an acquired unprofitable services contract, partially offset by higher volume of military spares. Operating profit decreased 5% to $484 million as productivity and improvements in the military business partially offset other volume effects and the loss contract adjustment.

(22)

  Commercial Finance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Equipment Financing	$1,093	$1,147
Real Estate	710	543
Corporate Financial Services (a)	634	615
Structured Finance	340	323
Aviation Services	711	741
Vendor Financial Services	1,084	974
Healthcare Financial Services	179	170
Other Commercial Finance	(1)	9

Total revenues	$4,750	$4,522

Net revenues
Total revenues	$4,750	$4,522
Interest expense	1,338	1,487

Total net revenues	$3,412	$3,035

Net earnings
Commercial Equipment Financing	$197	$166
Real Estate	255	187
Corporate Financial Services	185	208
Structured Finance	163	124
Aviation Services	97	133
Vendor Financial Services	122	87
Healthcare Financial Services	38	31
Other Commercial Finance	(56)	(57)

Total net earnings	$1,001	$879

	At

	9/30/03	9/30/02	12/31/02

Total assets
Commercial Equipment Financing	$50,879	$49,782	$51,757
Real Estate	27,336	29,273	29,522
Corporate Financial Services	28,502	26,188	26,897
Structured Finance	20,106	17,514	19,293
Aviation Services	32,399	28,741	30,512
Vendor Financial Services	24,522	22,272	25,518
Healthcare Financial Services	8,502	7,324	7,905
Other Commercial Finance	1,308	2,260	2,841

Total assets	$193,554	$183,354	$194,245

Financing receivables – net	$127,250	$119,413	$128,277

(a) The Commercial Finance or CF business until we renamed it on January 1, 2003.

(23)

Commercial Finance revenues and net earnings increased 5% and 14%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from acquisitions at Vendor Financial Services and higher investment gains at Real Estate, partially offset by lower securitization gains at Commercial Equipment Financing. The increase in net earnings resulted primarily from higher investment gains at Real Estate, acquisitions at Vendor Financial Services and growth in lower taxed earnings from international operations, partially offset by lower securitization gains at Commercial Equipment Financing and commercial aircraft impairments at Aviation Services.

  Consumer Finance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Global Consumer Finance	$2,208	$1,789
Card Services	1,291	912

Total revenues	$3,499	$2,701

Net revenues
Total revenues	$3,499	$2,701
Interest expense	683	572

Total net revenues	$2,816	$2,129

Net earnings
Global Consumer Finance	$354	$343
Card Services	266	148
Other Consumer Finance	(25)	(24)

Total net earnings	$595	$467

	At

	9/30/03	9/30/02	12/31/02

Total assets
Global Consumer Finance	$78,614	$54,968	$58,310
Card Services	18,023	17,759	18,655

Total assets	$96,637	$72,727	76,965

Financing receivables – net	$82,130	$60,438	$63,254

Consumer Finance revenues and net earnings increased 30% and 27%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from acquisitions, the gain on sale of Home Depot private label credit card receivables, the net effects of foreign currency translation and origination growth. The increase in net earnings resulted from the gain on sale of Home Depot private label credit card receivables and acquisitions, partially offset by lower securitization gains at Card Services and increased reserve requirements.

(24)

  Consumer Products third quarter 2003 revenues decreased 2% to $2,075 million compared to last year's third quarter reflecting lower selling prices of home appliances and consumer lighting products. Despite lower prices, operating profit rose 18% to $114 million as productivity, the mix of higher-margin appliances and lower material costs offset the effects of lower product pricing.

  Equipment Management

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Equipment Management total revenues	$1,136	$1,207

Net revenues
Total revenues	$1,136	$1,207
Interest expense	173	201

Total net revenues	$963	$1,006

Net earnings
Equipment Management total net earnings	$48	$83

	At

	9/30/03	9/30/02	12/31/02

Total assets
Equipment Management total assets	$23,802	$24,923	$25,222

Equipment leased to others	$10,997	$11,026	$11,285

Equipment Management revenues and net earnings decreased 6% and 42%, respectively, compared with the third quarter of 2002. The decrease in revenues was primarily attributable to lower asset utilization, lower price and lower gains on asset sales related to continued defleeting activities, partially offset by the net effects of foreign currency translation. The decrease in net earnings was primarily attributable to lower asset utilization, lower price and lower gains on asset sales, partially offset by lower taxes.

(25)

  Industrial Products and Systems

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Industrial Systems	$1,356	$1,250
GE Supply	712	630

Total revenues	$2,068	$1,880

Operating profit
Industrial Systems	$122	$124
GE Supply	34	29

Total operating profit	$156	$153

Industrial Products and Systems reported a 10% increase in revenues largely as a result of recently acquired businesses that more than offset the effects of continued pricing pressure. Operating profit rose 2% to $156 million as the effects of productivity and higher volume were partially offset by lower prices.

  Insurance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
GE Financial Assurance	$3,753	$3,209
Mortgage Insurance	317	265
GE Global Insurance Holding (ERC)	2,886	2,585
Other Insurance	(132)	138

Total revenues	$6,824	$6,197

Net earnings
GE Financial Assurance	$376	$260
Mortgage Insurance	127	142
GE Global Insurance Holding (ERC)	120	(143)
Other Insurance	(19)	68

Total net earnings	$604	$327

(26)

Insurance revenues and net earnings increased 10% and 85%, respectively, compared with the third quarter of 2002. The increase in revenues results primarily from the gain on sale of GE Edison Life at GE Financial Assurance, the net effects of foreign currency translation and growth in premium revenues. ERC's growth in premium revenues associated with price increases was partially offset by volume declines associated with the more restrictive underwriting. The increase in net earnings resulted primarily from lower adverse development at ERC, the gain on sale of GE Edison Life, the net effects of foreign currency translation and growth in premium revenues. The net earnings comparison was also affected by the favorable 2002 tax settlement with the Internal Revenue Service for treatment of certain reserves for obligations to policyholders on life insurance contracts. The increase in revenues and net earnings was also partially offset by an impairment charge resulting from the planned sale of FGIC.

  Medical Systems revenues increased 10% to $2,336 million in the third quarter of 2003 reflecting volume growth that more than offset lower selling prices. Operating profit of $383 million also rose 10% despite lower pricing, principally the result of productivity and volume improvements.

  NBC reported revenues of $1,517 million, 11% more than the third quarter of 2002, as the effects of Bravo and improved network advertising sales offset lower syndication sales. Operating profit increased 31% to $431 million reflecting improved cable operations and improved advertising sales that offset the effects of lower syndication sales.

  Plastics revenues decreased 2% to $1,297 million in the third quarter of 2003 reflecting the effects of lower volume. Operating profit of $100 million was 55% lower than in the third quarter of 2002 reflecting lower productivity, higher material costs largely tied to the price of oil and benzene, and lower volume.

  Power Systems revenues fell 18% to $4,199 million as growth in the wind and energy services businesses were more than offset by the continued effects of the decline in sales of large gas turbines (47 in 2003 compared with 83 in 2002) and industrial aero-derivative products. Power Systems reported operating profit of $984 million, 31% less than the third quarter of 2002, reflecting lower volumes, lower productivity and lower prices.

  Specialty Materials revenues rose 15% to $789 million in the third quarter of 2003 on higher volume. Operating profit increased 105% to $115 million in the third quarter of 2003 compared with 2002 reflecting the effects of business acquisitions and dispositions and lower productivity.

  Transportation Systems revenues of $569 million increased 9% from the third quarter of 2002 on improved volume for railroad signaling products and services, and locomotive services. Operating profit increased 20% to $109 million reflecting higher volume (railroad signaling products and services, and locomotive services) and productivity.

(27)

  All Other GECS

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
IT Solutions	$124	$501
GE Equity	(2)	(206)
Other – All Other GECS	676	193

Total revenues	$798	$488

Net earnings
IT Solutions	$(2)	$(8)
GE Equity	(20)	(166)
Other – All Other GECS	(19)	(31)

Total net earnings	$(41)	$(205)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings reflected lower volume attributable to market conditions and product line and geographic market exits.

  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the third quarter of 2003 reflected lower losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to provide financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations. The most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of FIN 46; Auto Financial Services; and the U.S. Auto and Home business, which was divested during the third quarter of 2003.

B. Results of Operations – First Nine Months of 2003 Compared With First Nine Months of 2002

     Net earnings were $10.442 billion ($1.04 per share) for the first nine months of 2003 and $11.016 billion ($1.10 per share) in the first nine months of 2002. Earnings before accounting changes for the first nine months of 2003 fell 8% to $11.029 billion and earnings per share before accounting changes decreased 8% to $1.10, compared with last year's $1.20. Earnings before accounting changes exclude the one-time, non-cash impact of adopting new accounting rules (discussed in notes 3, 4 and 6 of this 10-Q report).

(28)

     Consolidated revenues for the first nine months of 2003 aggregated $97.2 billion, up 1% over last year. GE sales of goods and services of $49.9 billion were 7% lower than in 2002 primarily reflecting lower U.S. gas turbine sales at Power Systems, partially offset by double-digit increases at Industrial Products and Systems, Medical Systems and Specialty Materials. Operating profit of GE's industrial operating segments decreased $2.8 billion to $8.3 billion compared with the first nine months of 2002, as double-digit declines in Power Systems and Plastics more than offset double-digit increases in operating profit at NBC, Medical Systems, Specialty Materials and Consumer Products. GECS total revenues increased $4.7 billion (11%) to $47.8 billion for the first nine months of 2003, compared with $43.1 billion for the first nine months of 2002. The increase resulted primarily from the net effects of foreign currency translation and from acquisitions, primarily at Consumer Finance and Commercial Finance. Also contributing to the increase was Insurance (higher premium growth, 2002 loss events, gain on sales of GE Edison Life and the U.S. Auto and Home business); gain on sale of the Home Depot private-label credit card receivables; and the effects of adopting FIN 46. These increases were partially offset by product line and geographic market exits at IT Solutions and lower securitization gains at Consumer Finance.

     Acquisitions contributed $328 million to earnings in the first nine months of 2003 compared with approximately $522 million in the comparable 2002 period.

     Operating margin in the first nine months of 2003 was 16.0% of sales, compared with last year's 19.6%, reflecting the anticipated effect of lower sales of high-margin products at Power Systems, lower pension income, higher healthcare costs and the combined effects of lower volume and higher oil-related raw material costs at Plastics.

Segment Analysis:

     The following comments compare revenues and segment profit by industry segment for the first nine months of 2003 with the same period of 2002.

  Aircraft Engines revenues decreased 5% to $7,645 million for the first nine months of 2003, reflecting lower volume, primarily related to commercial aircraft and industrial aero-derivative engines, partially offset by higher product services volume. Operating profit of $1,518 million was 1% higher reflecting the effects of productivity and material deflation, which more than offset decreases in volume, lower pricing and higher employee-related costs.

(29)

  Commercial Finance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Equipment Financing	$3,259	$3,209
Real Estate	1,912	1,536
Corporate Financial Services (a)	1,760	1,779
Structured Finance	961	915
Aviation Services	2,135	1,992
Vendor Financial Services	3,246	3,008
Healthcare Financial Services	543	471
Other Commercial Finance	8	32

Total revenues	$13,824	$12,942

Net revenues
Total revenues	$13,824	$12,942
Interest expense	4,167	4,242

Total net revenues	$9,657	$8,700

Net earnings
Commercial Equipment Financing	$515	$473
Real Estate	719	495
Corporate Financial Services	465	459
Structured Finance	380	382
Aviation Services	358	352
Vendor Financial Services	279	237
Healthcare Financial Services	106	88
Other Commercial Finance	(190)	(152)

Total net earnings	$2,632	$2,334

	At

	9/30/03	9/30/02	12/31/02

Total assets
Commercial Equipment Financing	$50,879	$49,782	$51,757
Real Estate	27,336	29,273	29,522
Corporate Financial Services	28,502	26,188	26,897
Structured Finance	20,106	17,514	19,293
Aviation Services	32,399	28,741	30,512
Vendor Financial Services	24,522	22,272	25,518
Healthcare Financial Services	8,502	7,324	7,905
Other Commercial Finance	1,308	2,260	2,841

Total assets	$193,554	$183,354	$194,245

Financing receivables – net	$127,250	$119,413	$128,277

(a) The Commercial Finance or CF business until we renamed it on January 1, 2003.

(30)

Commercial Finance revenues and net earnings increased 7% and 13%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from acquisitions across substantially all businesses, higher investment gains, primarily at Real Estate, and origination growth. The increase in net earnings resulted primarily from acquisitions across substantially all businesses, origination growth, higher investment gains primarily at Real Estate and growth in lower taxed earnings from international operations, partially offset by commercial aircraft impairments at Aviation Services.

  Consumer Finance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Global Consumer Finance	$6,125	$4,759
Card Services	3,179	2,777

Total revenues	$9,304	$7,536

Net revenues
Total revenues	$9,304	$7,536
Interest expense	1,934	1,561

Total net revenues	$7,370	$5,975

Net earnings
Global Consumer Finance	$1,110	$971
Card Services	619	532
Other Consumer Finance	(74)	(72)

Total net earnings	$1,655	$1,431

	At

	9/30/03	9/30/02	12/31/02

Total assets
Global Consumer Finance	$78,614	$54,968	$58,310
Card Services	18,023	17,759	18,655

Total assets	$96,637	$72,727	$76,965

Financing receivables – net	$82,130	$60,438	$63,254

Consumer Finance revenues and net earnings increased 23% and 16%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from acquisitions, the net effects of foreign currency translation, origination growth and the gain on sale of Home Depot private label credit card receivables, partially offset by lower securitization activity at Card Services. The increase in net earnings resulted from growth in lower taxed earnings from international operations, the gain on sale of Home Depot private label credit card receivables, acquisitions, the net effects of foreign currency translation and origination growth. These increases were partially offset by lower securitization activity at Card Services and increased reserve requirements.

(31)

  Consumer Products revenues decreased 3% to $6,053 million in the first nine months of 2003 reflecting lower selling prices of home appliances and consumer lighting products. Operating profit rose 10% to $391 million as productivity and the mix of higher-margin appliances more than offset the effects of lower product pricing.

  Equipment Management

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Equipment Management total revenues	$3,407	$3,531

Net revenues
Total revenues	$3,407	$3,531
Interest expense	557	611

Total net revenues	$2,850	$2,920

Net earnings
Equipment Management total net earnings	$131	$225

	At

	9/30/03	9/30/02	12/31/02

Total assets
Equipment Management total assets	$23,802	$24,923	$25,222

Equipment leased to others	$10,997	$11,026	$11,285

Equipment Management revenues and net earnings decreased 4% and 42%, respectively, compared with the first nine months of 2002. The decrease in revenues resulted primarily from lower asset utilization, lower price and lower gains on asset sales related to continued defleeting activities, partially offset by the net effects of foreign currency translation. The decrease in net earnings resulted primarily from lower asset utilization, lower price and lower gains on asset sales, partially offset by lower taxes.

(32)

  Industrial Products and Systems

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Industrial Systems	$4,046	$3,620
GE Supply	2,067	1,788

Total revenues	$6,113	$5,408

Operating profit
Industrial Systems	$385	$356
GE Supply	87	77

Total operating profit	$472	$433

Industrial Products and Systems reported a 13% increase in revenues primarily as a result of recently acquired businesses that more than offset the effects of continued pricing pressure. Operating profit rose 9% to $472 million reflecting productivity, higher volume, primarily as a result of recently acquired businesses, and an investment gain, partially offset by lower prices.

  Insurance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
GE Financial Assurance	$10,340	$9,009
Mortgage Insurance	889	801
GE Global Insurance Holding (ERC)	8,644	7,068
Other Insurance	111	350

Total revenues	$19,984	$17,228

Net earnings
GE Financial Assurance	$780	$632
Mortgage Insurance	376	413
GE Global Insurance Holding (ERC)	360	(285)
Other Insurance	108	178

Total net earnings	$1,624	$938

Insurance revenues and net earnings increased 16% and 73%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from adjustments in 2002 to estimates of prior-year loss events at ERC, the gain on sale of GE Edison Life at GE Financial Assurance, growth in premium revenues, the net effects of foreign currency translation and higher investment gains. The growth in premium revenues was primarily attributable to the combination of price increases at ERC, origination volume at GE Financial

(33)

Assurance and post acquisition revenues from acquired businesses, partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains were primarily attributable to other-than-temporary impairments recognized in 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from 2002 adjustments to estimates of prior-year loss events and lower adverse development at ERC, the gain on sale of GE Edison Life, growth in premium revenues, the net effects of foreign currency translation and higher investment gains. The increase in net earnings was partially offset by the absence of a current year counterpart to the favorable 2002 tax settlement with the Internal Revenue Service regarding treatment of certain reserves for obligations to policyholders on life insurance contracts. The increase in revenues and net earnings was also partially offset by an impairment charge resulting from the planned sale of FGIC.

  Medical Systems revenues increased 11% to $6,878 million in the first nine months of 2003 reflecting volume growth that more than offset lower selling prices. Operating profit of $1,129 million rose 11% as productivity and higher volume more than offset the effects of lower prices.

  NBC revenues decreased 8% to $4,943 million, compared with the first nine months of 2002. The decrease in revenues reflects the absence in 2003 of Winter Olympics and NBA broadcast revenue, and lower advertising revenue in 2003 resulting from broadcast coverage of the war in Iraq, partially offset by higher revenues from Telemundo (acquired in the second quarter of 2002) and Bravo (acquired in the fourth quarter of 2002) and improving network advertising sales. Operating profit rose 23% to $1,462 million for the nine months ended September 30, 2003, reflecting productivity, the absence of NBA broadcasting losses in 2003 and higher advertising prices that offset the effects of lower volume and higher costs.

  Plastics revenues decreased 2% to $3,860 million in the first nine months of 2003 reflecting the effects of lower volume, partially offset by price increases. Operating profit of $271 million was 62% lower than in the first nine months of 2002 reflecting lower productivity, higher material costs largely tied to the price of oil and benzene, and lower volume, somewhat offset by improved selling prices.

  Power Systems revenues fell 24% to $12,927 million as growth in the energy services and wind businesses were more than offset by the continued effects of the decline in sales of large gas turbines (157 in 2003 compared with 293 in 2002) and industrial aero-derivative products. Operating profit dropped 40% to $2,914 million in 2003, reflecting the combined effects of lower volume, lower productivity, and lower prices.

  Specialty Materials revenue rose 32% to $2,244 million in the first nine months of 2003 primarily as a result of volume from acquisitions. Operating profit for Specialty Materials increased 42% to $279 million on higher volume primarily from acquisitions, the effects dispositions, and productivity, partially offset by price declines and higher material costs.

  Transportation Systems revenues of $1,686 million increased 6% from the first nine months of 2002 on higher services and improved railroad signaling products volume. Operating profit increased 9% to $292 million as increased volume was partially offset by the effects of lower pricing.

(34)

  All Other GECS

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
IT Solutions	$368	$1,469
GE Equity	(175)	(348)
Other – All Other GECS	1,049	751

Total revenues	$1,242	$1,872

Net earnings
IT Solutions	$(43)	$(20)
GE Equity	(167)	(320)
Other – All Other GECS	(353)	(53)

Total net earnings	$(563)	$(393)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first nine months of 2003 reflected lower losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to provide financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations. The most significant of these activities were the consolidation of certain entities in our financial statements as a result of the July 1, 2003, adoption of FIN 46; Auto Financial Services; and the U.S. Auto and Home business, which was divested during the third quarter of 2003.

(35)

C. Financial Condition

     Consolidated assets of $626.9 billion at September 30, 2003, were $51.7 billion higher than at December 31, 2002.

     GE assets were $134.3 billion at September 30, 2003, an increase of $9.0 billion from December 31, 2002. The increase was primarily attributable to the $5.6 billion increase in our investment in GECS, a $3.3 billion increase in intangible assets (net) from acquisitions and a $1.0 billion increase in all other assets, partially offset by a $0.8 billion decrease in current receivables.

     Financial services assets increased by $49.2 billion from the end of 2002 primarily as a result of the adoption of FIN 46 and increases in financing receivables and investment securities. The effect of FIN 46 was to increase assets by $45.3 billion recorded in securitization and certain other FIN 46 entities, investment securities and other GECS receivables at September 30, 2003. Financing receivables, net of the allowance for losses, aggregated $214.6 billion at September 30, 2003, an increase of $16.6 billion. The increase primarily reflected the effects of acquisitions at Consumer Finance, and the effects of foreign currency translation and higher origination growth at Consumer Finance and Commercial Finance, partially offset by securitizations at Commercial Finance and the termination of Home Depot private label credit card receivables at Consumer Finance. GECS allowance for losses on financing receivables of $6.1 billion at September 30, 2003, reflected our best estimate of probable losses inherent in the portfolio. During the third quarter we announced a definitive agreement to sell Financial Guaranty Insurance Company (FGIC) to a group of investors led by the PMI Group, Inc. and, as a result, certain assets have been reclassified to assets held for sale in the amount of $2.9 billion.

     Investment securities were $118.7 billion, an increase of $2.2 billion primarily as a result of the addition of $13.9 billion of investment securities held by Trinity, a group of sponsored special purpose entities. The increase was also attributable to the investment of premiums received, reinvestment of investment income and the positive performance of the equity and debt markets, net of impairments and losses. These increases were partially offset by the sale of GE Edison Life and the U.S. Auto and Home business and the reclassification of $2.8 billion of investments to assets held for sale related to FGIC. Other GECS receivables decreased $2.9 billion at the end of the third quarter, primarily the result of the sale of GE Edison Life and the U.S. Auto and Home business.

     Consolidated liabilities of $548.7 billion at September 30, 2003, were $42.6 billion higher than the year-end 2002 balance. GE liabilities were relatively unchanged; GECS liabilities increased $43.4 billion.

     GE liabilities of $60.8 billion rose $0.2 billion since December 31, 2002. Long-term borrowings increased to $6.0 billion at September 30, 2003, compared with $1.0 billion at December 31, 2002, while short-term borrowings decreased $3.7 billion to $5.1 billion. Progress collections and price adjustments accrued decreased $1.9 billion reflecting the effects of the anticipated decline in sales of large gas turbines at Power Systems. GE's ratio of debt to total capital was 13.1% at September 30, 2003 and December 31, 2002 compared with 5.9% at September 30, 2002.

(36)

     Financial services liabilities increased by $43.4 billion reflecting the adoption of FIN 46 and an increase in long-term borrowings of $17.4 billion from year-end 2002 as discussed in the "GE Capital Liquidity" section of this report. The effect of FIN 46 was to increase liabilities by $44.1 billion as of September 30, 2003, and is reported in securitization and certain other FIN 46 entities and insurance liabilities, reserves and annuity benefits. Insurance liabilities, reserves and annuity benefits decreased $0.8 billion to $135.0 billion at the end of September 2003, as a result of the sale of GE Edison Life and the U.S. Auto and Home business, offset by the addition of $14.0 billion of GICs held by Trinity. Liabilities associated with assets held for sale were $0.9 billion at September 30, 2003, as a result of the definitive agreement to sell FGIC. Other changes in GECS liabilities comprised numerous items, primarily security lending activity at Insurance.

     Consolidated cash and equivalents were $8.3 billion at September 30, 2003, a decrease of $0.6 billion during the first nine months of 2003. Cash and equivalents were $10.5 billion at September 30, 2002, an increase of $2.0 billion from December 31, 2001.

     GE cash and equivalents were $1.1 billion at September 30, 2003, approximately the same as at December 31, 2002. Cash provided from 2003 operating activities was $7.4 billion, an increase of 29% from the $5.7 billion reported for the first nine months of 2002, reflecting decreases in inventory and lower progress collections during the period, partially offset by higher earnings retained by GECS. Cash generated from operating activities, excluding progress collections, was $9.2 billion for the first nine months of 2003, compared with $9.6 billion last year. Cash used for investing activities in the first nine months of 2003 ($2.9 billion) decreased from $9.2 billion in 2002 as $6.8 billion less cash was used for purchases of businesses in 2003. Cash used for financing activities ($4.4 billion) included $5.7 billion for dividends paid to shareowners, a 5.6% increase in the per-share dividend rate, and $0.3 billion for repurchases of common stock under the share repurchase program (included in net dispositions of GE treasury shares of $0.3 billion), partially offset by a $1.0 billion increase in debt.

     GE cash and equivalents decreased $8.5 billion during the first nine months of 2002 to $1.3 billion at September 30, 2002. Cash provided from 2002 operating activities was $5.7 billion, a decrease of 51% from the record $11.7 billion reported for the first nine months of 2001. Improvements in earnings were more than offset by sharply lower progress collections during the period. Cash generated from operating activities, excluding progress collections, was a record $9.6 billion for the first nine months of 2002, up 16% from $8.3 billion for the first nine months of 2001. Cash used for investing activities ($9.2 billion) principally represented acquisitions, the largest of which were Telemundo and Betz Dearborn. Cash used for financing activities ($5.0 billion) included $5.4 billion for dividends paid to shareowners, a 12.5% increase in the per-share dividend rate, and $1.5 billion for repurchases of common stock under the share repurchase program, partially offset by a $1.2 billion increase in debt.

     Financial Services cash and equivalents decreased by $0.6 billion during the first nine months of 2003 to $7.3 billion. Cash provided from operating activities was $16.9 billion during the first nine months of 2003, compared with $17.8 billion during the first nine months of 2002. The decrease was largely attributable to the lack of a current year counterpart to the prior year increase in reserves for insurance affiliates, partially offset by sales of Home Depot private label credit card receivables. Cash used for financing activities of $4.0 billion reflects net repayments of debt during the first nine months of 2003. The principal use of GECS cash during the period was for investing activities ($13.5 billion), the majority of which was attributable to increases in financing receivables, investments in securities and business acquisitions.

(37)

     Financial Services cash and equivalents increased by $2.0 billion during the first nine months of 2002 to $9.3 billion. Cash provided from operating activities was $17.8 billion during the first nine months of 2002, compared with $14.2 billion during the first nine months of 2001. The increase in cash from operating activities compared with 2001 was largely attributable to insurance policyholder redemptions in 2001 associated with the Toho acquisition and lower originations of commercial real estate loans held for sale in the current year. Cash from financing activities totaled $15.5 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($31.3 billion), a majority of which was attributable to increases in financing receivables, investments in securities and business acquisitions.

Financial Services Portfolio Quality

     Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses increased to $220.7 billion at September 30, 2003, from $203.6 billion at December 31, 2002, as discussed in the following paragraphs. The related allowance for losses amounted to $6.1 billion at September 30, 2003, compared with $5.5 billion at December 31, 2002, representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, "delinquent" receivables are those that are 30 days or more past due, "nonearning" receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables before allowance for losses totaled $129.6 billion at September 30, 2003, compared with $130.9 billion at December 31, 2002, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables decreased primarily as a result of securitizations and sales, partially offset by the net effects of foreign currency translation, portfolio acquisitions and origination growth. Related nonearning and reduced-earning receivables were $1.9 billion and $2.2 billion, about 1.5% and 1.7% of outstanding receivables, at September 30, 2003 and December 31, 2002, respectively. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were consistent at $0.9 billion for the first nine months of 2003 and 2002. Recoveries relating to those write-offs for the first nine months of 2003 were $63 million compared with $65 million for the first nine months of 2002.

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $85.8 billion at September 30, 2003, compared with $66.0 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions, the net effects of foreign currency translation and origination growth, partially offset by the termination of the Home Depot private label credit card contract. Nonearning consumer receivables at September 30, 2003, were $2.3 billion, about 2.7% of outstanding receivables, compared with $1.6 billion, about 2.4% of outstanding receivables at December 31, 2002. Gross write-offs for the first nine months of 2003 were $2.2 billion compared with $1.7 billion for the first nine months of 2002. Recoveries relating to those write-offs for the first nine months of 2003 improved to $482 million compared with $381 million for the first nine months of 2002 reflecting the effects of improved collection and underwriting efforts, and growth in the portfolio.

(38)

     Financing receivables in Other, principally Equipment Management, amounted to $5.3 billion and $6.7 billion at September 30, 2003, and December 31, 2002, respectively before the allowance for losses. Nonearning receivables were consistent at $0.1 billion, about 1.3% of outstanding receivables at September 30, 2003 and December 31, 2002. Gross write-offs for the first nine months of 2003 were $60 million compared with $68 million for the first nine months of 2002, and 2003 recoveries were $9 million compared with $13 million for the first nine months of 2002.

     Delinquency rates on managed Consumer Finance financing receivables were 5.62% at September 30, 2003 and 5.58% at December 31, 2002. Delinquency rates on managed Commercial Finance equipment loans and leases were 1.82% at September 30, 2003 and 1.71% at December 31, 2002.

     Assets in securitization and certain other FIN 46 entities were $30.7 billion at September 30, 2003, as a result of our adopting FIN 46 on July 1, 2003. Because we have stopped transferring assets to these entities, balances will decrease as the assets repay. For more information on securitization and other FIN 46 entities see note 3.

     Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $119.0 billion at September 30, 2003, compared with $116.9 billion at December 31, 2002. The increase of $2.1 billion was primarily the result of $13.9 billion of investment securities held by Trinity which were consolidated as a result of our adopting FIN 46. The increase was also attributable to the investments of premiums received, reinvestment of investment income and the positive performance of the equity and debt markets, net of impairments and losses, partially offset by the sale of GE Edison Life and the U.S. Auto and Home business, and the reclassification of $2.8 billion of investments to assets held for sale related to FGIC.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at the end of the third quarter of 2003, approximately $160 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first nine months of 2003 were $476 million.

     Gross unrealized gains and losses were $4.6 billion and $1.7 billion, respectively, at September 30, 2003, compared with $4.4 billion and $2.4 billion, respectively, at December 31, 2002, reflecting broad market improvement in 2003. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $2.0 billion. The market values we use in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

     Other assets include investments in associated companies. At September 30, 2003, approximately $1.9 billion of investment in associated companies related to SES Global, a leading satellite company, whose carrying amount exceeded the $1.4 billion market value of our shares (based on publicly-traded share price on two European exchanges). SES Global has been profitable, and consistently has achieved positive margins and operating cash flows. The share price is near its historic low and is not widely traded. We and two other shareowners hold a majority of the outstanding equity. We intend, and are able, to hold this investment indefinitely, and we believe that it is probable that the carrying amount of our investment can be recovered from results of SEC Global's operations. Thus, we believe that this investment is not other than temporarily impaired.

(39)

     Liabilities in securitization and certain other FIN 46 entities were $30.1 billion at September 30, 2003, as a result of adopting FIN 46 on July 1, 2003. For more information on securitization and other FIN 46 entities refer to note 3.

     Insurance liabilities, reserves and annuity benefits were $135.0 billion at September 30, 2003, compared with $135.9 billion at December 31, 2002. The decrease of $0.9 billion resulted primarily from the sale of GE Edison Life and the U.S. Auto and Home business ($18.0 billion), partially offset by $14.0 billion of GICs issued by Trinity and increased premium volume at GE Financial Assurance and ERC. These GICs are supported by cash flows from investment securities held by Trinity and were required to be consolidated as a result of the adoption on FIN 46. The related investment securities are reported in investment securities.

D. Additional Considerations

Commercial airlines

     Commercial aviation is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, major U.S. and European airlines achieved moderate improvements in third quarter operations, including traffic, revenues and load factors.

     At September 30, 2003, we had the following positions related to the global commercial aviation business, principally in our Commercial Finance segment:

  1,198 commercial aircraft, of which 1,195 were on lease

  $27.6 billion of loans and leases

  $2.4 billion of investment securities (total including our insurance businesses)

  $1.3 billion of funding commitments, and

  $14.5 billion (list price) of multi-year orders for various Boeing, Airbus and other aircraft. We have agreements with commercial airlines under which they will lease all 119 aircraft scheduled for delivery through the end of 2004 (22 aircraft in the fourth quarter of 2003).

     Aircraft Engines sales of new equipment often include long-term customer financing commitments. Under these commitments, it is our policy to establish a secured position in the aircraft being financed. At September 30, 2003, guarantees of $0.5 billion were in place. Further, we had committed $1.2 billion to provide financial assistance on future aircraft sales. Our guarantees and commitments are secured by individual aircraft or pools of aircraft engines related to the specific financing arrangement. When particular guarantees exceed the value of the associated security, we consider credit risk of the associated customer and provide for estimated losses. At September 30, 2003, the total estimated fair value of aircraft securing these net guarantees exceeded the net guaranteed amounts.

(40)

     UAL Corp and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the third quarter of 2003, our exposure related to these airlines amounted to $4.2 billion, including loans, leases, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $700 million debtor-in-possession financing commitment to Air Canada. Another major airline customer, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses.

     Commercial Finance tests the recoverability of its commercial aircraft operating lease portfolio at least annually in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, quarterly tests are performed whenever events or changes in circumstances indicate that an aircraft's carrying amount may not be recoverable, for example, when aircraft are released or current lease terms have changed. If an aircraft is deemed to be impaired as the expected future cash flows do not meet the recoverability requirement, Commercial Finance will write the asset down to the aircraft's current fair market value as provided by independent aircraft appraisers. This impairment loss is recorded in the other costs and expenses line in the statement of earnings. Commercial Finance recognized SFAS 144 impairment losses of $212 million and $98 million during the nine months ended September 30, 2003 and 2002, respectively.

Other Matters

     In August 2003, we completed the previously announced sale of our Tokyo-based GE Edison Life and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. Before taxes and transaction costs, we realized a gain of $641 million ($260 million after taxes and transaction costs) on the sale of GE Edison Life, reported in the Insurance segment, and a gain of $54 million ($12 million after taxes and transaction costs) on the sale of the U.S. Auto and Home business, reported in All Other GECS. These gains are reported in GECS revenues from services, other income; see note 8.

     On August 4, 2003, we announced a definitive agreement to sell a controlling interest in FGIC for cash of $1,600 million following a pre-closing dividend. After the sale, we will hold $235 million as the sole investor in FGIC convertible preferred stock as well as $65 million in FGIC common stock, about 4.5% of outstanding common shares. The transaction should close in the fourth quarter, subject to regulatory approvals. At September 30, 2003, we reported FGIC as "held for sale" as follows: FGIC assets, almost entirely investment securities, amounted to $2,870 million (net of provision for losses); FGIC liabilities, mostly insurance reserves, amounted to $939 million; and equity, substantially all unrealized gains on investment securities, amounted to approximately $31 million. Our estimated loss, $182 million before tax, is reported in GECS revenues from services, other income; see note 8.

     During the quarter ended September 30, 2003, rating agencies revised their financial strength rating for certain of our insurance operations. Counterparty credit ratings on Employers Reinsurance Corporation and affiliated non-life insurance/reinsurance entities were reduced to A+ from AA-. Concurrently, the ratings on Employers Reinsurance Corporation senior debt securities were revised to A- from A. Also, GE Mortgage Insurance Corp.'s counterparty credit and financial strength ratings were lowered from AAA/Aaa to AA /Aa2. We do not believe that these actions will materially affect our liquidity or capital resources or our ability to write future business.

(41)

E. GE Capital Liquidity

     The major debt-rating agencies evaluate the financial condition of GE Capital Corporation (GE Capital), our major public borrowing entity. Factors that are important to the ratings of GE Capital include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; asset utilization, including return on assets and asset turnover ratios and support from General Electric Company (GE). Considering those factors, the major rating agencies continue to give the highest ratings to debt of GE Capital (long term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

     One of our strategic objectives is to maintain these ratings on debt issued by GE Capital. Our Triple-A rating lowers our cost of borrowings and facilitates access to a variety of lenders. We manage our businesses in a manner consistent with maintaining these Triple-A ratings. To support the GE Capital rating, at the end of 2002, GE was contractually committed to maintain our ratios of earnings to fixed charges at GE Capital at a specified level.

     As of January 1, 2003, we extended the business-specific, market based leverage to the performance measurement of each of our financial services businesses, and consequently to the definition of segment profit. As a result, $12.5 billion of debt previously allocated to the segments was allocated to the All Other GECS segment. Our plans are to reduce the level of debt and increase equity in financial services, targeting the elimination of the non-business related debt allocated to All Other GECS by the end of 2005. Accordingly, the GECS Board of Directors:

  Reduced GECS dividend payments to GE to 10% of GECS operating earnings; and

  Obtained a $6.3 billion contribution of cash in 2002 from GE, of which $1.8 billion funded certain loss development at ERC.

     Proceeds from the disposition of GE Edison Life and the U.S. Auto and Home business amounted to approximately $2,150 million. Such proceeds and the pre-closing dividend of approximately $440 million were used to (i) reduce approximately $760 million of indebtedness assigned to the assets sold, (ii) reduce approximately $940 million of debt allocated to All Other GECS and (iii) dividend approximately $710 million to GE. GECS expects to dividend to GE an additional $230 million during the fourth quarter relating to the disposition of the GE Edison Life and the U.S. Auto and Home business. Proceeds from further strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

(42)

     The following table compares financial services debt composition:
At September 30, 2003		At December 31, 2002

Senior Notes	56%	52%
Commercial Paper	26	31
Other – principally current portion of long-term debt	18	17

Total	100%	100%

     During the first nine months of 2003, GE Capital issued approximately $40 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital is the most widely-held name in those global commercial paper markets. GE Capital anticipates issuing approximately $10 billion to $15 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $56 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and asset sales.

F. Off-Balance Sheet Arrangements

     We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. One of the most common forms of off-balance sheet arrangements is asset securitization. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improved returns, these transactions serve as funding sources for a variety of diversified lending and securities transactions. They transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers. Historically, we have used both sponsored and third-party entities to execute securitization transactions funded in the commercial paper and term markets. With our adoption of FIN 46 on July 1, 2003, we consolidated $36.3 billion of assets in sponsored entities and no new securitization transactions have been executed with those entities. We will continue to engage in securitization transactions with both third party conduits as well as public market term securitizations.

     Assets held by off-balance sheet securitization entities include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. In addition to being of high credit quality, these assets are diversified. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Off-balance sheet assets securitized totaled $21.8 billion and $54.9 billion at September 30, 2003 and December 31, 2002, respectively. For further information about these arrangements see note 5.

(43)

Item 4. Controls and Procedures

     As of September 30, 2003, under direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

Part II. Other Information

Item 1. Legal Proceedings

     We are not involved in any material pending legal proceedings.

Environmental

     As previously reported, in April 2002, the Ohio Environmental Protection Agency informed us that it was seeking penalties of $4.3 million for violations of the state's Clean Air Act at its Newark, OH facility. The state alleged that the site constructed air emission sources without undergoing adequate New Source Review. The matter involves conditions we identified more than five years ago, voluntarily disclosed to the state and, with the concurrence of the state, proactively addressed. We and the state have settled this matter and a similar matter involving our Willoughby, OH facility (below) for a total of $205,000.

     In September 2002, the Ohio Environmental Protection Agency informed us that it was seeking penalties of $220,000 for violations of the state's Clean Air Act at our Willoughby, OH facility. The state alleged that the site constructed air emission sources without undergoing permitting. Some of the facts in this matter are similar to those of the Newark, OH matter described above. We and the state have agreed to resolve both the Newark and Willoughby matters for a total of $205,000.

(44)

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
* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 12 to the condensed, consolidated financial statements in this report.
b.

Reports on Form 8-K during the quarter ended September 30, 2003.

A Form 8-K was furnished on July 11, 2003, under Items 9 and 12, relating to GE's July 11, 2003, press release setting forth GE's second-quarter 2003 earnings.

(45)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 31, 2003	/s/ Philip D. Ameen

Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(46)