Form 10-K
period 2003-12-31
GENERAL ELECTRIC CO
filed 2004-03-01
CIK 40545

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

_____________________________ Commission file number 1-35 _____________________________

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

     The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $287.3 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,078,668,998 shares of voting common stock with a par value of $0.06 outstanding at February 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Shareowners for the fiscal year ended December 31, 2003 is incorporated by reference in Parts I, II and III to the extent described therein. The definitive proxy statement relating to the registrant's Annual Meeting of Shareowners, to be held April 28, 2004, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business

General

     Unless otherwise indicated by the context, we use the terms "GE," "GECS" and "GE Capital" on the basis of consolidation described in note 1 to the consolidated financial statements on page 76 of the 2003 Annual Report to Shareowners of General Electric Company (the Company). The financial section of such Annual Report to Shareowners (pages 41 through 115 of that document) is described in Part IV Item 15(a)(1) and set forth in Exhibit 13 of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2003 Annual Report to Shareowners. Also, unless otherwise indicated by the context, "General Electric" means the parent company, General Electric Company.

     General Electric's address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

     GE is one of the largest and most diversified industrial corporations in the world. We have engaged in developing, manufacturing and marketing a wide variety of products for the generation, transmission, distribution, control and utilization of electricity since our incorporation in 1892. Over the years, we have developed or acquired new technologies and services that have broadened considerably the scope of our activities.

     Our products include major appliances; lighting products; industrial automation products; medical diagnostic imaging equipment; motors; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; chemicals for treatment of water and process systems; and engineered materials, such as plastics, silicones and, through the fourth quarter of 2003, superabrasive industrial diamonds.

     Our services include product services; electrical product supply houses; electrical apparatus installation, engineering, repair and rebuilding services; and through the third quarter of 2002, computer related information services. Through our affiliate, the National Broadcasting Company, Inc., we deliver network television services, operate television stations, and provide cable, Internet and multimedia programming and distribution services. Through another affiliate, General Electric Capital Services, Inc., we offer a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, and specialty insurance and reinsurance.

     In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network is one of four major U.S. commercial broadcast television networks. It also competes with syndicated broadcast television programming and cable and satellite television programming activities. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

(3)

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of GE. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

     Our consolidated international revenues increased to $60.8 billion in 2003, compared with $53.4 billion in 2002 and $51.9 billion in 2001.

Operating Segments

     Segment revenue and profit information is presented on page 48 of the 2003 Annual Report to Shareowners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 49-55 of that report and in note 27 (pages 102 and 103) to the consolidated financial statements.

     Operating businesses that are reported as segments include Aircraft Engines, Commercial Finance, Consumer Finance, Consumer Products, Equipment Management, Industrial Products and Systems, Insurance, Medical Systems, NBC, Plastics, Power Systems, Specialty Materials and Transportation Systems. There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between segments to arrive at total consolidated data. A summary description of each of our operating segments follows.

Aircraft Engines

     Aircraft Engines (8.0%, 8.4% and 9.0% of consolidated revenues in 2003, 2002 and 2001, respectively) produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft that includes fighters, bombers, tankers, helicopters and surveillance aircraft. The CFM56™, produced by CFM International, a company jointly owned by GE and Snecma Moteurs of France, and GE's CF6 and GE90® engines power aircraft in all categories of large commercial aircraft: short/medium, intermediate and long-range. Applications for the CFM56™ engine include: Boeing's 737-300/-400/-500 series, the next generation 737-600/-700/-800/-900 series, and the 737 business jet; Airbus' A318, A319, A320, A321 and A340-200/-300 series; and military aircraft such as the KC-135R, E/KE-3 and E-6. The CF6 family of engines powers intermediate and long-range aircraft such as Boeing's 747, 767, DC-10 and MD-11 series, as well as Airbus' A300, A310 and A330 series. The GE90® engine is used to power Boeing's 777 series twin-engine aircraft. The GP7000, designed and marketed in a joint venture with the Pratt & Whitney division of United Technologies Corporation, is offered on Airbus' A380.

     We produce jet engines, such as the CF34®, for executive aircraft and regional commuter aircraft, including Bombardier's Challenger 604 and CRJ200/700/900 series of aircraft and Embraer's 170 and 190 series of aircraft. A new version of the CF34®, the CF34-10A, is currently being developed to power China's future ARJ21 regional aircraft. We also manufacture aircraft engine derivatives used for marine propulsion and industrial power generation sources, the latter of which is also reported as part of the Power Systems segment. Maintenance, component repair and overhaul services (MRO), including sales of replacement parts, are provided for many models

(4)

of engines, including engines manufactured by competitors, and represent a significant portion of this segment's profits. In December 2003, we completed the acquisition of the non-destructive testing (NDT) business of Agfa-Gevaert. This business has been combined with Aircraft Engines NDT business to offer radiographic, ultrasonic, eddy current and other inspection solutions that test the structure and tolerance of materials without damaging them.

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

     Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in the state of the art, by the small number of potential customers and by the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and commercial airline procurement cycles, although cycles for military and commercial engine procurement are different. Procurements of military jet engines are affected by changes in global political and economic factors.

     In line with industry practice, airframe manufacturers support their sales of commercial jet aircraft from time to time with long-term financing commitments to customers, and engine manufacturers are often asked to participate in such financings. In making such commitments, it is our policy to establish a secured position in the aircraft being financed. Under such airline financing programs, we had issued guarantees amounting to $0.4 billion at year-end 2003, and had entered into commitments totaling $1.2 billion to provide financial assistance on future sales of aircraft equipped with our engines. Our guarantees and commitments are secured by individual aircraft or pools of aircraft engines related to the specific financing arrangement. When particular guarantees exceed the value of the associated security, we consider credit risk of the customer and provide for estimated losses. At December 31, 2003, the total estimated fair value of aircraft securing these guarantees exceeded the guaranteed amounts, net of the associated allowance for losses. See page 49 of the 2003 Annual Report to Shareowners for information about orders and backlog.

     Aircraft Engines is headquartered in Evendale, Ohio and has operations in North America, Europe, Asia and South America.

Commercial Finance

     Commercial Finance (14.1%, 13.4% and 12.5% of consolidated revenues in 2003, 2002, and 2001, respectively) offers an array of financial services worldwide. With particular expertise in the mid-market segment, we offer loans, leases, and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets including industrial facilities and equipment, energy-related facilities, commercial and residential real estate, vehicles, aircraft, and equipment used in construction, manufacturing, data processing and office applications, electronics and telecommunications, and healthcare. We acquired the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB in 2002 and most of the commercial lending business of Transamerica Finance Corporation in January 2004.

     We operate in a highly competitive environment and are subject to competition from a variety of financial institutions including commercial banks, investment banks, leasing companies, financing companies associated with

(5)

manufacturers, and independent finance companies. Industry participants compete on the basis of interest rates and fees as well as deal structures and credit terms. Profitability is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risk. Important factors to continued success include maintaining strong risk management systems, customer and industry specific knowledge, diverse portfolios, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the reduction of costs through technology and productivity.

     Commercial Finance headquarters are in Stamford, Connecticut with offices throughout the United States and in Canada, Latin America, Europe, and Asia Pacific. Our activities are conducted through the principal businesses described below.

Real Estate

     Real Estate funds the direct acquisition, refinancing and renovation of real estate assets, and purchases equity investments in real estate properties. Our loans generally are intermediate-term senior and subordinated fixed and floating-rate and are secured by existing income-producing commercial properties. Our business also includes the origination and term securitization within one year of low loan to value loans. We invest in and provide restructuring financing for portfolios of real estate, mortgage loans, limited partnerships and tax-exempt bonds. Additionally, we invest in equity positions in a diversified portfolio of real estate assets via direct real estate ownership and joint venture interests. Property types include multi-family housing, self-storage facilities, warehouses, parking facilities, retail centers, senior assisted living facilities and office properties.

Aviation Services

     Aviation Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

     Commercial aviation is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, during 2003, major United States and European airlines achieved moderate improvements in operations including traffic, revenues and load factors. Aviation Services, which owned 1,239 commercial aircraft at December 31, 2003, had 1,236 on lease despite pressure on the industry. Regional jets, with capacity for 50-90 passengers, have had a significant effect on the commercial aviation industry in recent years. These jets have enabled airlines to replace less efficient equipment, both turboprop and older, narrow-bodied jets. At December 31, 2003, our fleet included 278 regional jets, diversifying total aircraft holdings. We believe that we continue to offer a suitable range of equipment that is attractive to the industry.

Commercial Equipment Financing

     Commercial Equipment Financing finances manufacturing equipment, facilities, construction and office equipment, corporate aircraft, franchises, trucks and trailers and a wide variety of other equipment. We also furnish customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Customers include manufacturers, distributors, dealers, end-users, and municipalities. We also maintain an asset management operation that redeploys off lease and repossessed equipment and other assets.

(6)

Corporate Financial Services

     Corporate Financial Services provides equity, revolving and term debt used by customers to finance acquisitions, business expansion, refinancings, recapitalizations and other special situations. Customers are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers. Our industry specialists concentrate on the retail, and media and communications industries. We also provide senior debt, subordinated debt and bridge financing to buyout and private equity firms.

Structured Finance

     Structured Finance provides equity, debt and structured investments to its customers, primarily in the global energy, telecommunications, industrial and transportation sectors. Financial services and products include corporate finance, acquisition finance and project finance. Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships.

Vendor Financial Services

     Vendor Financial Services provides financial services to equipment manufacturers and dealers/distributors in a variety of industries including office equipment, industrial equipment, information technology equipment, motor sports and marine equipment, recreational vehicles and telecommunications equipment. We offer distribution financing programs, sales financing and trade payables services, including inventory financing, accounts receivable financing, formula based lending, private label financing, rental finance, and warranty and collateral management services.

Healthcare Financial Services

     Healthcare Financial Services is exclusively directed to the special needs of the global healthcare industry. We bring a comprehensive set of financial products and services to that market, including financing for equipment, information technology systems, real estate, acquisitions, recapitalizations, turnarounds, and working capital needs. We also provide tax-exempt financing for non-profit hospitals, vendor financing programs for medical equipment suppliers, and equity capital for medical real estate investments. We serve healthcare companies of all sizes across a wide range of sectors. Customers include hospitals and health systems; physician practices; outpatient diagnostic and treatment centers; skilled nursing and assisted living facilities; medical device manufacturers, life science companies, and other suppliers of products and services to the healthcare sector.

Consumer Finance

     Consumer Finance (9.6%, 7.8% and 7.5% of consolidated revenues in 2003, 2002, and 2001, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 38 countries. We offer a broad range of financial products, including private-label credit cards, personal loans, bank cards, auto loans, leases and inventory financing, residential mortgages, corporate travel and purchasing cards, debt consolidation, home equity loans, and credit insurance. We acquired First National Bank and the retail sales finance unit of Conseco Finance Corp. in 2003 as part of our continued global expansion.

     Our operations are subject to a variety of bank and consumer protection regulations, including data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers' captive finance companies,

(7)

and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks of declining retails sales, changes in interest and currency exchange rates, and increases in personal bankruptcy filings.

     Consumer Finance headquarters are in Stamford, Connecticut and our operations are located principally in the United States, and in Europe, Asia, Latin and South America, Australia and New Zealand.

     Consumer Finance's activities are conducted through the principal businesses described below.

Global Consumer Finance

     Global Consumer Finance is a leading provider of financial products and services to retailers, auto dealers, and consumers outside of North America. We provide private-label credit cards and proprietary credit services to retailers in Europe, Asia Pacific and, to a lesser extent, Latin and South America. We also provide a variety of direct-to-consumer credit programs such as personal loans, bank cards, auto loans and leases, residential mortgages, debt consolidation, home equity loans and the distribution of credit insurance. Our customers include retailers such as Tesco, Coles Myer and Wal-Mart.

Card Services

     Card Services is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. Product offerings include customized private-label credit card solutions for retailers such as JC Penney, ExxonMobil, Wal-Mart, Sam's Club, Macy's and Lowe's. Product offerings also include personal loans, home equity loans, business credit services, and corporate travel and purchasing cards.

Consumer Products

     Consumer Products (6.2%, 6.4% and 6.7% of consolidated revenues in 2003, 2002 and 2001, respectively) manufactures and/or markets major appliances and a wide range of lighting products for global markets. Both operations are leaders in technology and product innovation in their industries. Major appliances include refrigerators, electric and gas cooking products, microwave ovens, freezers, dishwashers, clothes washers and dryers, water-softening and filtering products, and room air conditioning equipment. These are sold under Hotpoint®, GE®, Profile™, Monogram®, and SmartWater™ brands, as well as under private brands for retailers and others. GE microwave ovens, gas and electric ranges, room air conditioners, water-softening and filtering products, freezers and some refrigerators are sourced from suppliers, while investment in GE-owned facilities is focused on refrigerators, dishwashers, electric ranges and home laundry equipment. A large portion of appliance sales is for replacement of installed units. Such sales are affected through a variety of retail outlets. The other principal channel consists of residential building contractors who install appliances in new dwellings. We also manufacture approximately 6,000 various lamp products for commercial, industrial and consumer markets. Product families include incandescent, Reveal®, halogen, high-intensity discharge, fluorescent, stage/studio, miniature/sealed beam, projection, automotive and LEDs (light-emitting diodes). The business also manufactures outdoor lighting fixtures and systems for commercial, industrial and sports lighting applications. GE has an extensive U.S. product services network that provides repair services, extended service plans, warranty administration and risk management services.

     Demand for appliances is influenced by economic trends, such as increases or decreases in consumer disposable income, availability of credit and housing construction. Competition is very active in all products and

(8)

services and comes from a number of principal manufacturers and suppliers. An important factor is the degree of product differentiation achieved through innovation and new product features. Other significant factors include product quality and cost, brand recognition, customer responsiveness and appliance service capability.

     Consumer Products is headquartered in Louisville, Kentucky, and has operations in North America, Europe, Asia and South America.

Equipment Management

     Equipment Management (3.5%, 3.6% and 3.9% of consolidated revenues in 2003, 2002 and 2001, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, auto fleets, railroad rolling stock, intermodal shipping containers and modular space units.

     Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon the ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and effectively manage credit risk. In addition, we seek to understand and deliver unique product and service offerings to our customers in the most efficient and cost effective manner. In September 2003, we acquired the assets of CitiCapital Fleet Services.

     Equipment Management headquarters are in Stamford, Connecticut with offices throughout North America, Europe and Asia Pacific.

Industrial Products and Systems

     Industrial Products and Systems (6.3%, 5.6% and 5.3% of consolidated revenues in 2003, 2002 and 2001, respectively) is composed of Industrial Systems and GE Supply. Products and services provided by each of the businesses in this segment are sold primarily to industrial customers, including original equipment manufacturers, industrial end users, utilities, electrical contractors, as well as to distributors. These businesses compete against a variety of both U.S. and non-U.S. manufacturers and service providers.

     Markets for industrial products and services are diverse, global and highly price competitive. The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity. A description of products and services provided by Industrial Systems and GE Supply follows.

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

(9)

services include the integration of software with hardware (principally motors, drives and programmable controls) into customized systems solutions for customers in the semiconductor, water treatment, pulp and paper, and petroleum industries.

     In recent years, our business has expanded into measurement and sensing equipment and subsystems used for sensing temperature, humidity, and pressure; and security equipment and systems, including card access systems, video and sensor monitoring equipment and integrated facility monitoring systems. Through a 50-50 joint venture (GE Fanuc Automation Corporation), which has two operating subsidiaries (one in North America and the other in Europe), we offer a wide range of high-technology industrial automation systems and equipment, including computer numerical controls and programmable logic controls.

     Industrial Systems is headquartered in Plainville, Connecticut and operates in North America, Europe, South America and Asia.

     GE Supply is a full-line, international distributor of electrical products, aerospace parts, power generation products and lighting equipment and supplies from GE and other leading manufacturers. We serve electrical contractors, industrial and commercial users, engineer constructors, original equipment manufacturers, utilities and the aerospace industry. GE Supply headquarters are in Shelton, Connecticut. Our operating units which include GE Supply, GE Structured Services and GE Supply Logistics, have more than 150 branch offices and five distribution Hubs throughout the U.S., Mexico, South America, Ireland, the Middle East and Southeast Asia.

Insurance

     Insurance (19.5%, 17.6% and 18.9% of consolidated revenues in 2003, 2002 and 2001, respectively) offers a broad range of insurance and investment products that help consumers create and preserve personal wealth, protect assets and enhance their life styles. For lenders and investors, it protects against the risks of default on low-down-payment mortgages. For businesses, we provide reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers. Through December 2003, for state and local governments and other public entities, we offered financial guarantees for a variety of debt securities.

     In November 2003, GE announced its intent for an initial public offering of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. GE plans to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     Insurance headquarters are in Richmond, Virginia with offices in the United States and in Canada, Europe, Latin America, Australia and Asia Pacific.

     Our activities are conducted through the principal businesses described below.

GE Financial Assurance

     GE Financial Assurance provides a wide variety of insurance, protection and asset management products to help consumers achieve financial security at every stage of life. Our strategy is to provide dependable products to address consumer needs for wealth accumulation, retirement income, personal protection, and wealth transfer. We

(10)

distribute these products through a family of regulated insurance affiliates. Our principal product lines in North America are annuities (deferred and immediate, fixed and variable); life insurance (universal, term, ordinary and group); guaranteed investment contracts (including funding agreements); long-term care insurance; supplementary accident and health insurance; and consumer club memberships. Principal European product lines and services are payment protection insurance (designed to protect consumers' loan repayment obligations) and personal investment products. Product distribution in North America and Europe is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage and financial planning firms); dedicated sales forces and financial advisors; worksite distribution; and direct and affinity marketing. During 2003, (consistent with GE's announced intent to redirect capital to different lines of business) GE Financial Assurance sold its Japanese life insurance business.

     Consolidation in the financial services industry will create fewer but larger competitors. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. We believe that we are well positioned in the current competitive environment and will benefit from a number of significant demographic, governmental and market trends, including an aging United States population with growing retirement income needs, and an increasing life and lifestyle protection gap.

     Many of our activities are regulated by a variety of insurance and other regulators.

Mortgage Insurance

     Mortgage Insurance offers mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. We also have leading mortgage insurance operations in Canada, Australia and the U.K. and a growing presence in Continental Europe.

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

     During 2003, General Electric Mortgage Insurance Corporation (GEMICO), requested that its financial strength ratings be lowered from AAA/Aaa to AA/Aa2 positioning our United States business to operate at lower capital levels. This change improves Mortgage Insurance's capital efficiency and return on equity while retaining a conservative risk-to-capital ratio.

GE Global Insurance Holding (Employers Reinsurance Corporation)

     Through our principal insurance and reinsurance company affiliates – Employers Reinsurance Corporation, GE Reinsurance Corporation, the GE Frankona Group and the Medical Protective Corporation – we write substantially all lines of reinsurance (where the insured party is another insurance company) and select lines of direct property and casualty insurance (where the insured party is a non-insurance company or an individual).

(11)

     The reinsurance operations include the reinsurance of property and casualty risks written by more than 1,000 insurers around the world. Direct insurance operations are focused on niche lines of business, principally medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits and excess workers' compensation for self-insurers. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, certain health-related coverages and the provision of financial reinsurance to life insurers. During 2003, we announced our intent to scale back on life reinsurance operations to improve overall returns, we ceased writing new life reinsurance business in the United States and sold our United States life reinsurance business–ERC Life Reinsurance Corporation.

     In our opinion, we compete in the reinsurance marketplace principally on the basis of our expertise, relationships, financial strength, price and creativity in developing customized solutions to customer needs. Within the direct insurance marketplace, we believe we compete principally on the basis of our product offerings, established relationships with customers and key distribution partners, price and ease of doing business.

     Employers Reinsurance Corporation is one of the largest competitors in its marketplace. Our property and casualty reinsurance operations are ranked fifth in the world in terms of net premiums written and we compete with the world's largest reinsurers as well as dozens of smaller niche competitors. Our life reinsurance operations are ranked in the top four life reinsurers in the world.

     Maintaining strong financial strength ratings is an important factor in remaining competitive in both the reinsurance and direct insurance markets in which we compete. During 2003, certain external credit rating agencies announced the lowering of financial strength ratings with respect to GE Global Insurance Holding and subsidiaries, citing poor recent operating performance as the principal factor. Rating agencies took similar actions to lower the ratings of many insurers and reinsurers in recent years. Debt ratings for GE Global Insurance Holding affect $1.7 billion of outstanding debt. While these ratings were lowered in 2003, they remain investment grade. We do not believe these actions will materially affect GE Global Insurance Holding liquidity or capital resources or the ability to write future business.

Medical Systems

     Medical Systems (7.6%, 6.8% and 6.7% of consolidated revenues in 2003, 2002 and 2001, respectively) includes magnetic resonance (MR) scanners, computed tomography (CT) scanners, Positron Emission Tomography (PET) scanners, x-ray, patient monitoring, diagnostic cardiology, nuclear imaging, ultrasound, bone densitometry, anesthesiology and oxygen therapy devices, neonatal and critical care technology and other diagnostic and therapy equipment, and product services sold to hospitals and medical facilities worldwide. Product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. In 2003, we acquired Instrumentarium and entered into an agreement to acquire Amersham plc, a world leader in diagnostic imaging agents and in life sciences.

     Medical Systems competes against a variety of U.S. and non-U.S. manufacturers and services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, we play a critical role in delivering new technology to improve patient outcomes and productivity tools to

(12)

help control healthcare costs. For information about orders and backlog, see page 53 of the Annual Report to Shareowners.

     Medical Systems is headquartered in Waukesha, Wisconsin and operates in North America, Europe, Asia, Australia and South America.

NBC

     NBC (5.1%, 5.4% and 4.6% of consolidated revenues in 2003, 2002 and 2001, respectively) is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of four cable/satellite networks around the world, and investment and programming activities in multimedia, the Internet and cable television. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 230 affiliated stations within the United States. At December 31, 2003, we owned and/or operated 29 VHF and UHF television stations including those located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; New York, NY; Raleigh-Durham, NC; Columbus, OH; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations, including the NBC Television Network, Telemundo and owned stations are subject to FCC regulation. Our operations include investment and programming activities in cable television, principally through CNBC, MSNBC, CNBC Europe, and CNBC Asia; equity investments in Arts and Entertainment, The History Channel, ValueVision, Inc., and a non-voting interest in Paxson Communications Corporation. In 2002 we acquired the cable network Bravo. Our strategic alliance with Dow Jones merged the European and Asian business news services of Dow Jones with those of CNBC to form CNBC Europe and CNBC Asia and, in addition, permits us to use Dow Jones editorial resources in the United States. In 2002, we acquired Spanish language broadcaster, Telemundo. We have entered into long-term arrangements with Triple Crown Productions that gives us exclusive American broadcast rights to the Kentucky Derby, the Preakness Stakes and the Belmont Stakes through 2005; and the National Association For Stock Car Auto Racing (NASCAR) which in conjunction with Turner Broadcasting System, Inc., gives us the exclusive television rights to 20 NASCAR races per network per year through 2006. The business has entered into a long-term arrangement with the United States Golf Association (USGA) that gives us exclusive national over-the-air broadcast rights to the USGA's major golf championships through the year 2005. We also have secured exclusive United States television rights to the 2004, 2006, 2008, 2010, 2012 Olympic Games.

     In 2003, GE entered into a definitive agreement to merge NBC and Vivendi Universal Entertainment. The new company to be called NBC Universal, will be approximately 80% owned by GE and approximately 20% owned by Vivendi Universal S.A., and/or its subsidiaries.

     NBC is headquartered in New York, New York.

Plastics

     Plastics (3.9%, 4.0% and 4.2% of consolidated revenues in 2003, 2002 and 2001, respectively) includes high-performance plastics used by compounders, molders and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts, telecommunications equipment and construction materials. Market opportunities for many of these products are created by substituting resins for other materials, which can provide

(13)

customers with productivity through improved material performance at lower system costs. These materials are sold to a diverse worldwide customer base, mainly manufacturers. Our business has a significant operating presence around the world and participates in numerous manufacturing and distribution joint ventures.

     The Plastics business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, as well as other functionally equivalent, materials. The business is highly cyclical and is extremely sensitive to variations in price and in the availability of raw materials, such as cumene, benzene and methanol. Availability of manufacturing capacity from the business or its competitors and anticipation of new product or material performance requirements are key factors affecting competition. Application development and associated technology assistance create incremental market demand. In addition, product and manufacturing process patents establish barriers to entry in many product lines.

     Plastics headquarters are in Pittsfield, Massachusetts and operates in North America, Asia, Europe and South America.

Power Systems

     Power Systems (13.8%, 17.3% and 16.0% of consolidated revenues in 2003, 2002 and 2001) serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. In 2003, we made several acquisitions, including Jenbacher A.G. of Austria. These acquisitions continue to improve our ability to serve our global customers and further add to the portfolio of complete solutions for the energy industry. The acquisition of Jenbacher A.G. added reciprocating gas engines to the portfolio. We offer wind turbines as part of our renewable energy portfolio, which also includes hydropower and geothermal technology. The business also packages aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Aircraft Engines segment. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. Our Oil and Gas business offers advanced technology turbomachinery products and services for production, LNG, transportation, storage, refineries, petrochemical and distribution systems. With the acquisition of PII, the business acquired leading technology in total pipeline integrity solutions including analysis and pipeline asset management. Steam turbines and generators are sold to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. A complete portfolio of aftermarket services, including equipment upgrades, contractual services agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and DLN tuning provides customers total solutions to meet their needs. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today's strict environmental regulations.

     Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is global and, as a result, is sensitive to the economic and political environment of each country in which the business participates, and to regional load growth requirements and demand side management. In addition, internationally, the influence of available fuels and related prices has a large impact on demand. For information about orders and backlog, see page 53 of the Annual Report to Shareowners.

(14)

     Power Systems, headquartered in Atlanta, Georgia, operates in North America, Europe, South America and Asia.

Specialty Materials

     Specialty Materials (2.3%, 1.8% and 1.4% of consolidated revenues in 2003, 2002 and 2001, respectively) has a broad product offering, servicing diverse industries, including automotive, cosmetics, semiconductors, oil drilling, petrochemical, consumer and telecommunications. We manufacture and sell high performance specialty materials including silicones, polymer additives, high purity quartzware and industrial grade and until the sale of the Superabrasives business in late 2003, gem quality diamonds. We also provide and sell engineered chemicals and treatment services to water and process systems. Specialty materials products are used by compounders, molders and major original equipment manufacturers in a variety of applications, including fabrication of automotive parts, medical parts, electronics equipment, semi-conductor equipment and construction tools. Market opportunities for many of these products are created by substituting specialty materials for other materials, providing customers with productivity through improved material performance at lower system costs. Water treatment programs are sold to process system facilities in industrial, commercial and institutional applications. The portfolio of products and services are sold to a diverse worldwide customer base. We have a significant operating presence around the world and participate in several manufacturing and distribution joint ventures. In July 2003, we completed the acquisition of OSi Specialties, a leading, global supplier of silanes, specialty silicones and urethane additives. Also, in 2003, we completed the divestiture of our Specialty Chemicals and Superabrasives units.

     Our business environment is characterized by technological innovation and heavy capital investment. Being competitive requires emphasis on efficient manufacturing process implementation and significant resources devoted to market and application development. Competitors include large, technology-driven suppliers of the same, and other functionally equivalent materials.

     Specialty Materials is headquartered in Wilton, Connecticut and has operations in North America, Europe, Asia and South America.

Transportation Systems

     Transportation Systems (1.9%, 1.8% and 1.9% of consolidated revenues in 2003, 2002 and 2001, respectively) is one of the world's leading suppliers to the railroad, transit, and mining industries, providing freight and passenger locomotives, motorized drive systems for mining trucks and drills, diesel engines for marine and stationary markets, electrical propulsion and control systems for rapid transit cars, railway signaling and communications systems, value added services, and information technology solutions.

     Product services include maintenance and repair of locomotives, locomotive components, and communications and logistics systems for locomotive and train control. GE locomotives currently operate in more than 50 countries worldwide. Information about Transportation Systems orders and backlog is provided on page 54 of the 2003 Annual Report to Shareowners.

Transportation Systems headquarters are in Erie, Pennsylvania. Transportation Systems operates in North America, Europe and South America.

(15)

All Other GECS

     All Other GECS (1.2%, 2.0% and 3.8% of consolidated revenues in 2003, 2002 and 2001, respectively) includes activities and businesses that we do not measure within one of the four other financial services segments. A description of All Other GECS principal businesses follows.

IT Solutions

     IT Solutions is a provider of a broad array of information technology services and products, including full life cycle services that provide customers with cost-effective control and management of their information systems. Services offered include remote network/server/security monitoring and management, client support covering asset management, help desk and desk side support, as well as program management and professional services for the security, network, server and storage environments. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. IT Solutions serves commercial, educational and governmental customers in the United States and Canada. During 2003, IT Solutions sold its business units in Europe.

     Competition in information technology services and products is very active and comes from a number of principal manufacturers and other distributors and resellers. Markets for services and products are highly price competitive. Additionally, many information technology product manufacturers are bypassing traditional information technology resellers in favor of direct manufacturer relationships with the ultimate end-users. IT Solutions' headquarters are in Erlanger, Kentucky.

GE Equity

     GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. This portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; we also participate in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Europe, Asia and Latin America. We ceased making new investments in 2002 but continue to provide financial support to companies in our portfolio which will be managed for maximum value over time, eventually liquidating. Headquarters are in Stamford, Connecticut.

American Communications

     American Communications (Americom) engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. Americom also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. In 2001 we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. Our investment in SES Global is accounted for on the equity method within Commercial Finance.

(16)

Geographic Data, Exports from the U.S. and Total International Operations

     Geographic data (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 27 to consolidated financial statements on pages 102 and 103 of the 2003 Annual Report to Shareowners.

     Additional financial data about our exports from the U.S. and total international operations are provided on pages 55-56 of the 2003 Annual Report to Shareowners.

Orders Backlog

     See pages 49, 53, 54 and 67 of the 2003 Annual Report to Shareowners for information about our backlog of unfilled orders.

Research and Development

     Total expenditures for research and development were $2,656 million in 2003. Total expenditures had been $2,631 million in 2002 and $2,349 million in 2001. Of these amounts, $2,103 million in 2003 was GE-funded ($2,215 million in 2002 and $1,980 million in 2001); and $553 million in 2003 was funded by customers ($416 million in 2002 and $369 million in 2001), principally the U.S. government. Aircraft Engines accounts for the largest share of GE's research and development expenditures from both GE and customer funds. Medical Systems and Power Systems made other significant expenditures of GE and customer research and development funds.

     Approximately 13,800 person-years of scientist and engineering effort were devoted to research and development activities in 2003, with about 90% of the time involved primarily in GE-funded activities.

Environmental Matters

     See pages 56-57 and 97 of the 2003 Annual Report to Shareowners for a discussion of environmental matters.

Employee Relations

     At year-end 2003, General Electric Company and consolidated affiliates employed 305,000 persons, of whom approximately 155,000 were employed in the United States. For further information about employees, see page 66 of the 2003 Annual Report to Shareowners.

     Approximately 23,300 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2003, General Electric Company negotiated four-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2007. NBC is party to approximately 120 labor agreements covering about 2,100 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

(17)

Executive Officers

     See Part III, Item 10 of this 10-K Report for information about Executive Officers of the Registrant.

Other

     Because of the diversity of our products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the wide variety of raw materials needed for our operations. We have not been adversely affected by the inability to obtain raw materials.

     We own, or hold licenses to use, numerous patents. New patents are continuously being obtained through our research and development activities as existing patents expire. Patented inventions are used both within the Company and licensed to others, but no operating segment is substantially dependent on any single patent or group of related patents.

     Agencies of the U.S. Government constitute our largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues

	2003	2002	2001	2003	2002	2001

Total sales to U.S. Government Agencies	2%	2%	2%	4%	4%	4%
Aircraft Engines defense-related sales	2	2	2	3	3	3

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

Item 2. Properties

     Manufacturing operations are carried out at approximately 188 manufacturing plants located in 36 states in the United States and Puerto Rico and at 250 manufacturing plants located in 35 other countries.

Item 3. Legal Proceedings

     We are not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

(18)

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     With respect to "Market Information", in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London and on Euronext Paris. Trading, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follows:

	Common stock market price
			Dividends
(In dollars)	High	Low	declared

2003
Fourth quarter	$31.30	$27.37	$.20
Third quarter	32.42	26.90	.19
Second quarter	31.66	25.50	.19
First quarter	28.00	21.30	.19

2002
Fourth quarter	$27.98	$21.40	$.19
Third quarter	32.98	23.02	.18
Second quarter	37.80	27.42	.18
First quarter	41.84	34.49	.18

     As of December 31, 2003, there were about 670,000 shareowner accounts of record.

     The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in note 25 on pages 99-100 of the Annual Report to Shareowners for the fiscal year ended December 31, 2003.

Item 6. Selected Financial Data

     Reported as data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 66 of the 2003 Annual Report to Shareowners for the fiscal year ended December 31, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reported on pages 44-47 and 49-69 (and graphs on pages 44, 45, 47, 55, 56 and 61) of the Annual Report to Shareowners for the fiscal year ended December 31, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reported on page 60 of the Annual Report to Shareowners for the fiscal year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     See index under item 15.

(19)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(20)

Part III

Item 10. Directors and Executive Officers of the Registrant

     Executive Officers of the Registrant (As of March 1, 2004)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	48	January 1997
Philip D. Ameen	Vice President and Comptroller	55	April 1994
Ferdinando Beccalli	President and Chief Executive Officer, GE Europe	54	September 2003
Charlene T. Begley	Vice President, GE Transportation Systems	37	January 2003
David L. Calhoun	Senior Vice President, GE Aircraft Engines	46	June 1995
James P. Campbell	Senior Vice President, GE Consumer Products	46	April 2001
William H. Cary	Vice President, Corporate Investor Relations	44	March 2003
Kathryn A. Cassidy	Vice President and GE Treasurer	49	March 2003
William J. Conaty	Senior Vice President, Human Resources	58	October 1993
Dennis D. Dammerman	Vice Chairman of the Board and Executive Officer	58	March 1984
Brackett B. Denniston	Vice President and General Counsel	56	February 2004
Scott C. Donnelly	Senior Vice President, Global Research	42	August 2000
Shane Fitzsimons	Vice President, Financial Planning and Analysis	36	February 2004
Michael D. Fraizer	Senior Vice President, GE Insurance and GE Financial	45	September 2002
Yoshiaki Fujimori	Senior Vice President, GE Asia	52	June 2001
Arthur H. Harper	Senior Vice President, GE Equipment Management	48	September 2002
Benjamin W. Heineman, Jr.	Senior Vice President, Law and Public Affairs and Secretary	60	September 1987
Joseph M. Hogan	Senior Vice President, GE Medical Systems	46	November 2000
Robert A. Jeffe	Senior Vice President, Corporate Business Development	53	December 2001
John Krenicki, Jr.	Senior Vice President, GE Plastics	41	March 2000
Michael A. Neal	Senior Vice President, GE Commercial Finance	50	September 2002
David R. Nissen	Senior Vice President, GE Consumer Finance	52	September 2002
James A. Parke	Senior Vice President, and Chief Financial Officer,	58	September 2002
	GE Capital
Ronald R. Pressman	Senior Vice President, Employers Reinsurance Corporation	45	September 2002
Gary M. Reiner	Senior Vice President, Chief Information Officer	49	January 1991
John G. Rice	Senior Vice President, GE Power Systems	47	September 1997
Keith S. Sherin	Senior Vice President, Finance, and Chief Financial Officer	45	January 1999
Lloyd G. Trotter	Senior Vice President, GE Industrial Systems	58	November 1992
William A. Woodburn	Senior Vice President, GE Specialty Materials	53	June 2001
Robert C. Wright	Vice Chairman of the Board and Executive Officer	60	July 2000

     All Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years except Robert A. Jeffe. Mr. Jeffe was a managing director of Credit Suisse First Boston prior to joining GE in 2001.

(21)

     The policies comprising GE's code of conduct are set forth in the Company's integrity manual, Integrity: The Spirit and the Letter of Our Commitment. These policies satisfy the SEC's requirements for a "code of ethics," and apply to all directors, officers and employees. The integrity manual is published on the integrity section of the Company's website at www.ge.com. The board will not permit any waiver of any ethics policy for any director or executive officer.

     The remaining information called for by this item is incorporated by reference to "Election of Directors"
in the definitive proxy statement relating to the registrant's Annual Meeting of Shareowners to be held
April 28, 2004.

Item 11. Executive Compensation

     Incorporated by reference to "Information Relating To Directors, Nominees and Executive Officers," "Contingent Long-Term Performance Incentive Awards," "Summary Compensation Table," "Stock Options and Stock Appreciation Rights" and "Retirement Benefits" in the definitive proxy statement relating to the registrant's Annual Meeting of Shareowners to be held April 28, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to "Information Relating to Directors, Nominees and Executive Officers" and "Proposal to Add a Revenue Measurement to Executive Officer Performance Goals to Long-Term Performance Awards" in the registrant's definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 28, 2004.

Item 13. Certain Relationships and Related Transactions

          Incorporated by reference to "Information Relating to Directors, Nominees and Executive Officers" in the registrant's definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 28, 2004.

Item 14. Principal Accountant Fees and Services

     Incorporated by reference to "Independent Auditor" in the registrant's definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 28, 2004.

(22)

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Shareowners for the fiscal year ended December 31, 2003, a copy of which is attached as Exhibit 13.

Annual Report Page(s)

Statement of earnings for the years ended December 31, 2003, 2002 and 2001	70
Consolidated statement of changes in shareowners' equity for the years ended December 31, 2003, 2002 and 2001	70
Statement of financial position at December 31, 2003 and 2002	72
Statement of cash flows for the years ended December 31, 2003, 2002 and 2001	74
Independent Auditors' Report	43
Other financial information:
Notes to consolidated financial statements	76-111
Operating segment information	48-55 102-103 112-113
Geographic segment information	55-56 and 102-103
Operations by quarter (unaudited)	111

     (a) 2. The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a) 3. Exhibit Index

     (3) The Certificate of Incorporation, as amended, and By-laws, as amended, of General Electric Company are incorporated by reference to Exhibit (3) of General Electric's Current Report on Form 8-K dated April 27, 2000.

     4(a) Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3, File No. 333-59707).

     4(b) Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707).

(23)

     4(c) First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479).

     4(d) Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (f) to GECC's Post-Effective Amendment No.1 to Registration Statement on Form S-3, File No. 333-40880).

     4(e) Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC's Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-100527).

     4(f) Senior Note Indenture dated as of January 1, 2003, between GE and The Bank of New York, as trustee for the senior debt securities. (Incorporated by reference to Exhibit 4(a) to GE's Current Report on Form 8-K filed on January 29, 2003, File No. 1-35).

     4(g) Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC's Registration Statement on Form S-3, File No. 333-100527).

     4(h) Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to the GECC's Registration Statement on Form S-3, File No. 333-100527).

     4(i) Form of LIBOR Floating Rate Note (Incorporated by reference to Exhibit 4 of General Electric's Current Report on Form 8-K dated October 29, 2003).

     4(j) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

     (10) All of the following exhibits consist of Executive Compensation Plans or Arrangements:

     (a) General Electric Incentive Compensation Plan, as amended effective July 1, 1991 (Incorporated by reference to Exhibit 10(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1991).

     (b) General Electric Insurance Plan for Directors (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1980).

     (c) General Electric Financial Planning Program, as amended through September 1993 (Incorporated by reference to Exhibit 10(h) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993).

(24)

     (d) General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990).

     (e) General Electric Directors' Retirement and Optional Life Insurance Plan (Incorporated by reference to Exhibit 10(l) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1986).

     (f) General Electric 1987 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987).

     (g) General Electric 1991 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990).

     (h) General Electric 1994 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993).

     (i) General Electric Directors' Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

     (j) General Electric Leadership Life Insurance Program, effective January 1, 1994 (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993).

     (k) General Electric 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Shareowners held on April 24, 1996).

     (l) General Electric 1995 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1995).

     (m) General Electric 1996 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996).

     (n) General Electric 1997 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997).

(25)

     (o) General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997 (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997).

     (p) General Electric Deferred Compensation Plan for Directors, as amended December 19, 1997 (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997).

     (q) General Electric 1999 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998).

     (r) General Electric 1999 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1999).

     (s) General Electric 2000 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000).

     (t) General Electric Supplementary Pension Plan, as amended effective July 1, 2000 (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000).

     (u) Form of GE Executive Life Insurance Agreement provided to GE officers, as revised September 2000 (Incorporated by reference to Exhibit 10(w) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000).

     (v) General Electric 2001 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(x) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2001).

     (w) General Electric Non-Employee Director Fee Plan (Formerly the Deferred Compensation Plan for Directors), as amended through January 2003. (Incorporated by reference to Exhibit 10(w) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

     (x) General Electric 2003 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(x) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

     (y) Amendment No. 1 to General Electric 1990 Long Term Incentive Plan as restated and amended effective August 1, 1997 (Incorporated by reference to Exhibit 10(y) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

(26)

     (11) Statement re Computation of Per Share Earnings.**

     (12) Computation of Ratio of Earnings to Fixed Charges.*

     (13) GE's 2003 Annual Report to Shareowners, certain sections of which have been incorporated herein by reference.*

     (21) Subsidiaries of Registrant.*

     (23) Consent of independent auditors incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-50639, 33-39596, 33-39596-01, 33-29024, 333-59671, 333-96571, 333-104526 and 333-110771), on Form S-4 (Registration No. 333-107556) and on Form S-8 (Registration Nos. 333-01953, 333-42695, 333-74415, 333-83164, 333-98877, 333-94101, 333-65781, 333-88233, 333-57734, 333-99671 and 333-102111).*

     (24) Power of Attorney.*

     31(a) Certification Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*

     31(b) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     (32) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     99(a) Income Maintenance Agreement, dated March 28, 1991, between the registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 28(a) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990).

     99(b) Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992).

     99(c) Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99 (g) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).

*     Filed electronically herewith.

**     Information required to be presented in Exhibit 11 is now provided in note 8 to the 2003 Annual Report to Shareowners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(27)

     (b)     Reports on Form 8-K during the quarter ended December 31, 2003.

A Form 8-K was filed on November 19, 2003, announcing the issuance of a press release concerning management's intention to pursue an initial public offering of a new company named Genworth Financial, Inc. that will comprise most of the Company's life and mortgage insurance operations. The Company also announced the issuance of a press release setting forth GE's earnings outlook for the fourth quarter of 2003 and for 2004 and 2005.

A Form 8-K was filed on October 29, 2003, concerning an Underwriting Agreement covering the issuance and sale of LIBOR Floating Rate Notes.

A Form 8-K was filed on October 10, 2003, announcing the issuance of press releases concerning (i) the signing of a definitive agreement for the merger of NBC with Vivendi Universal Entertainment and (ii) setting forth GE's third quarter 2003 earnings and (iii) relating to the Company entering into an agreement through which GE will acquire Amersham plc.

(28)

Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2003, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 1st day of March 2004.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin

Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

(29)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	March 1, 2004

Keith S. Sherin Senior Vice President, Finance, and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	March 1, 2004

Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	Dennis D. Dammerman*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Andrea Jung*	Director
	Alan G. Lafley	Director
	Kenneth G. Langone*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske	Director
	Andrew C. Sigler*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Robert E. Healing

Robert E. Healing Attorney-in-fact March 1, 2004

(30)