Form 10-Q
period 2004-03-31
GENERAL ELECTRIC CO
filed 2004-05-04
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-35 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

New York	14-0689340

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001

(Address of principal executive offices)	(Zip Code)

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

     There were 10,212,648,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2004.

(1)

General Electric Company

Forward-Looking Statements

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	First quarter ended March 31 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2004	2003	2004	2003	2004	2003

Sales of goods	$11,764	$11,117	$11,255	$10,635	$576	$487
Sales of services	5,346	5,050	5,425	5,123	–	–
Other income	137	55	139	76	–	–
Earnings of GECS before accounting change	–	–	1,845	1,670	–	–
GECS revenues from services (note 5)	15,778	14,234	–	–	16,042	14,380
Consolidated, liquidating securitization entities (note 3)	325	–	–	–	325	–

Total revenues	33,350	30,456	18,664	17,504	16,943	14,867

Cost of goods sold	9,112	8,092	8,628	7,660	551	437
Cost of services sold	3,506	3,189	3,585	3,262	–	–
Interest and other financial charges	2,646	2,596	239	208	2,507	2,463
Insurance losses and policyholder and annuity benefits	3,588	3,985	–	–	3,624	3,985
Provision for losses on financing receivables	955	760	–	–	955	760
Other costs and expenses	9,050	7,515	2,468	2,413	6,712	5,194
Minority interest in net earnings of consolidated affiliates	69	70	37	32	32	38
Consolidated, liquidating securitization entities (note 3)	202	–	–	–	202	–

Total costs and expenses	29,128	26,207	14,957	13,575	14,583	12,877

Earnings before income taxes and accounting change	4,222	4,249	3,707	3,929	2,360	1,990
Provision for income taxes	(982)	(1,035)	(467)	(715)	(515)	(320)

Earnings before accounting change	3,240	3,214	3,240	3,214	1,845	1,670
Cumulative effect of accounting change (note 4)	–	(215)	–	(215)	–	–

Net earnings	$3,240	$2,999	$3,240	$2,999	$1,845	$1,670

Per-share amounts before accounting change
Diluted earnings per share	$0.32	$0.32
Basic earnings per share	$0.32	$0.32

Per-share amounts after accounting change
Diluted earnings per share	$0.32	$0.30
Basic earnings per share	$0.32	$0.30

Dividends declared per share	$0.20	$0.19

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates
	Consolidated		GE		Financial Services (GECS)

(In millions)	3/31/04	12/31/03	3/31/04	12/31/03	3/31/04	12/31/03

Cash and equivalents	$13,371	$12,664	$5,784	$1,670	$7,839	$11,273
Investment securities	124,905	120,724	317	380	124,588	120,344
Current receivables	9,952	10,732	10,089	10,973	–	–
Inventories	9,007	8,752	8,794	8,555	213	197
Financing receivables – net	232,678	226,029	–	–	232,678	226,029
Other GECS receivables	36,400	36,598	–	–	39,586	38,954
Property, plant and equipment (including equipment leased to others) – net	57,776	53,382	14,284	14,566	43,492	38,816
Investment in GECS	–	–	48,471	45,308	–	–
Intangible assets – net	57,083	55,025	30,233	30,204	26,850	24,821
Consolidated, liquidating securitization entities (note 3)	23,706	26,463	–	–	23,706	26,463
All other assets	97,228	97,114	30,198	30,448	68,116	67,629

Total assets	$662,106	$647,483	$148,170	$142,104	$567,068	$554,526

Short-term borrowings	$143,212	$134,917	$2,305	$2,555	$141,438	$132,988
Accounts payable, principally trade accounts	19,794	19,824	8,542	8,753	14,100	13,440
Progress collections and price adjustments accrued	3,993	4,433	3,993	4,433	–	–
Other GE current liabilities	16,925	17,356	16,967	17,356	–	–
Long-term borrowings	169,472	170,004	8,324	8,388	162,055	162,540
Insurance liabilities, reserves and annuity benefits	137,633	136,264	–	–	138,039	136,264
Consolidated, liquidating securitization entities (note 3)	22,865	25,721	–	–	22,865	25,721
All other liabilities	40,768	41,357	18,720	18,449	21,975	22,828
Deferred income taxes	14,667	12,647	1,724	1,911	12,943	10,736

Total liabilities	569,329	562,523	60,575	61,845	513,415	504,517

Minority interest in equity of consolidated affiliates	6,291	5,780	1,109	1,079	5,182	4,701
Accumulated gains (losses) – net (a)
Investment securities	3,287	1,620	3,287	1,620	3,524	1,823
Currency translation adjustments	2,915	2,987	2,915	2,987	2,587	2,639
Derivatives qualifying as hedges	(1,797)	(1,792)	(1,797)	(1,792)	(1,751)	(1,727)
Common stock (10,212,648,000 and 10,063,120,000 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	669	669	669	669	1	1
Other capital	18,545	17,497	18,545	17,497	12,341	12,268
Retained earnings	84,014	82,796	84,014	82,796	31,769	30,304
Less common stock held in treasury	(21,147)	(24,597)	(21,147)	(24,597)	–	–

Total shareowners' equity	86,486	79,180	86,486	79,180	48,471	45,308

Total liabilities and equity	$662,106	$647,483	$148,170	$142,104	$567,068	$554,526

(a)

The sum of accumulated gains (losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $4,405 million and $2,815 million at March 31, 2004 and December 31, 2003, respectively.

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." March 31, 2004, information is unaudited. Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates
	First quarter ended March 31 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions)	2004	2003	2004	2003	2004	2003

Cash flows – operating activities
Net earnings	$3,240	$2,999	$3,240	$2,999	$1,845	$1,670
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting change	–	215	–	215	–	–
Depreciation and amortization of property, plant and equipment	1,997	1,665	557	554	1,440	1,111
Earnings retained by GECS	–	–	(1,465)	(1,501)	–	–
Deferred income taxes	123	44	(189)	156	312	(112)
Decrease in GE current receivables	816	655	921	719	–	–
Decrease (increase) in inventories	(268)	64	(270)	55	2	9
Increase (decrease) in accounts payable	(334)	(225)	(221)	(310)	366	296
Decrease in GE progress collections	(441)	(618)	(441)	(618)	–	–
Increase (decrease) in insurance liabilities and reserves	1,155	(659)	–	–	1,155	(659)
Provision for losses on financing receivables	955	760	–	–	955	760
All other operating activities	768	(1,266)	490	(701)	132	(911)

Cash from operating activities	8,011	3,634	2,622	1,568	6,207	2,164

Cash flows – investing activities
Additions to property, plant and equipment	(2,376)	(1,972)	(356)	(385)	(2,020)	(1,587)
Net decrease (increase) in financing receivables	1,417	(694)	–	–	1,417	(694)
Payments for principal businesses purchased	(12,124)	(95)	(5)	(95)	(12,119)	–
All other investing activities	3,287	(1,836)	107	(57)	2,775	(1,858)

Cash used for investing activities	(9,796)	(4,597)	(254)	(537)	(9,947)	(4,139)

Cash flows – financing activities
Increase (decrease) in borrowings (maturities 90 days or less)	3,740	(6,909)	(199)	(4,009)	3,896	(2,798)
Newly issued debt (maturities longer than 90 days)	10,630	21,740	101	5,315	10,512	16,500
Repayments and other reductions (maturities longer than 90 days)	(10,043)	(11,713)	(190)	(133)	(9,853)	(11,580)
Net dispositions (purchases) of GE treasury shares	4,053	(120)	4,053	(120)	–	–
Dividends paid to shareowners	(2,019)	(1,895)	(2,019)	(1,895)	(380)	(169)
All other financing activities	(3,869)	449	–	–	(3,869)	449

Cash from (used for) financing activities	2,492	1,552	1,746	(842)	306	2,402

Increase (decrease) in cash and equivalents	707	589	4,114	189	(3,434)	427
Cash and equivalents at beginning of year	12,664	8,910	1,670	1,079	11,273	7,918

Cash and equivalents at March 31	$13,371	$9,499	$5,784	$1,268	$7,839	$8,345

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates
	First quarter ended March 31 (Unaudited)

(In millions)	2004	2003

Revenues
Advanced Materials	$1,885	$1,676
Commercial Finance	5,391	4,776
Consumer Finance	3,589	2,759
Consumer & Industrial	3,097	2,892
Energy	3,865	4,376
Equipment & Other Services	2,010	964
Healthcare	2,495	2,140
Infrastructure	776	676
Insurance	5,953	6,368
NBC	1,582	1,471
Transportation	3,405	2,979
Corporate items and eliminations	(698)	(621)

Consolidated revenues	$33,350	$30,456

Segment profit
Advanced Materials	$171	$122
Commercial Finance	955	870
Consumer Finance	602	546
Consumer & Industrial	149	128
Energy	650	898
Equipment & Other Services	(122)	(258)
Healthcare	339	306
Infrastructure	113	94
Insurance	410	512
NBC	394	343
Transportation	637	556

Total segment profit	4,298	$4,117
GE corporate items and eliminations	(352)	20
GE interest and other financial charges	(239)	(208)
GE provision for income taxes	(467)	(715)

Earnings before accounting change	3,240	3,214
Cumulative effect of accounting change	–	(215)

Consolidated net earnings	$3,240	$2,999

See notes to condensed, consolidated financial statements.

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004. As a result of reorganizing our businesses around markets and customers, we reduced our number of reporting segments from 14 to 11. On March 30, 2004, we provided the required reclassified information about this reorganization, as it relates to prior periods, in a Form 8-K (as amended on April 19, 2004). We reclassified certain prior period amounts to conform to the current period presentation.

     2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business, in order to normalize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/en/company/investor/secreports.htm.

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), on January 1, 2004, adding $2.6 billion of GECS assets and $2.1 billion of GECS liabilities to our consolidated balance sheet as of that date. The most significant entity consolidated was Penske Truck Leasing Co., L.P., which was previously accounted for using the equity method. This accounting change did not require an adjustment to earnings and will not affect future earnings or cash flow.

     We adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, and consolidated certain entities in our financial statements for the first time. Assets and liabilities related to entities involved in securitization arrangements are reported in the balance sheet captions, "Consolidated, liquidating securitization entities."

(7)

     The following table represents assets in securitization entities both consolidated and off-balance sheet.

	At

(In millions)	3/31/04	12/31/03

Receivables secured by:
Equipment	$14,242	$15,616
Commercial real estate	15,732	16,713
Other assets	9,390	9,114
Credit card receivables	8,873	8,581
Other trade receivables	2,929	3,249

Total securitized assets	$51,166	$53,273

On-balance sheet assets in securitization entities	$23,706	$26,463
Off-balance sheet
Supported entities	5,879	5,759
Other	21,581	21,051

Total securitized assets	$51,166	$53,273

     Securitized assets that are on-balance sheet were consolidated on July 1, 2003, upon adoption of FIN 46, Consolidation of Variable Interest Entities. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Use of the assets is restricted by terms of governing documents, and their liabilities are not our legal obligations. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. Given their unique nature the entities have been classified in separate financial statement captions, "Consolidated, liquidating securitization entities." Accounting for securitization entities continues to develop, including the related display. We will reclassify our assets, liabilities and operations into the associated financial statement captions in the second quarter of 2004. We continue to engage in off-balance sheet securitization transactions with third party entities and to use public market, term securitizations.

(8)

On-balance sheet arrangements

     The following tables summarize the revenues, expenses, assets, liabilities and cash flows associated with securitization entities consolidated on July 1, 2003.
(In millions)	First quarter ended March 31, 2004

Revenues
Interest on time sales and loans	$265
Financing leases	42
Other	18

Total	$325

Expenses
Interest	$164
Costs and expenses	24
Minority interest	14

Total	$202

	At

(In millions)	3/31/04	12/31/03

Assets
Cash	$772	$684
Debt securities	1,482	1,566
Financing receivables	19,214	21,877
Other	2,238	2,336

Total	$23,706	$26,463

Liabilities
Short-term borrowings	20,413	22,842
Long-term notes payable	1,622	1,948
Other liabilities	408	517
Minority interest	422	414

Total	$22,865	$25,721

(9)

(In millions)	First quarter ended March 31, 2004

Cash Flows – Investing activities
Net collections	$2,544
Other	(1)

Total (included in all other investing activities)	$2,543

Cash Flows – Financing Activities
Newly issued debt	$58,019
Repayments and other reductions	(60,774)

Total (included in all other financing activities)	$(2,755)

     4. FASB Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, became effective for us on January 1, 2003. Under SFAS 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset's useful life. SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel. On January 1, 2003, we recorded a one-time, non-cash transition charge of $330 million ($215 million after tax, or $0.02 per share) which is reported in the caption "Cumulative effect of accounting change."

     5. GECS revenues from services are summarized in the following table:
	First quarter ended March 31

(In millions)	2004	2003

Revenues from services
Premiums earned by insurance businesses	$4,242	$4,613
Interest on time sales and loans	4,433	3,959
Operating lease rentals	2,484	1,734
Investment income	1,441	1,520
Financing leases	1,064	1,059
Fees	870	875
Other income	1,508	620

Total	$16,042	$14,380

     6. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. The effect on operations of the principal pension and retiree benefit plans follows.

(10)

	Pension Plans		Retiree Health and Life Insurance Plans

	First quarter ended March 31		First quarter ended March 31

(In millions)	2004	2003	2004	2003

Expected return on plan assets	$989	$1,018	$37	$40
Service cost for benefits earned (a)	(333)	(267)	(66)	(53)
Interest cost on benefit obligation	(549)	(542)	(139)	(119)
Prior service cost	(67)	(54)	(75)	(21)
Net actuarial gain (loss) recognized	(34)	155	(25)	(32)

Income (cost) from principal postretirement benefit plans	$6	$310	$(268)	$(185)

(a)	Net of participant contributions for principal pension plans.

     7. GE's authorized common stock consists of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.
	First quarter ended March 31

	2004		2003

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting change for per-share calculation(a)	$3,240	$3,240	$3,217	$3,214
Cumulative effect of accounting change	–	–	(215)	(215)

Net earnings available for per-share calculation(a)	$3,240	$3,240	$3,002	$2,999

Average equivalent shares
Shares of GE common stock	10,139	10,139	9,983	9,983
Employee compensation-related shares, including stock options	47	–	61	–

Total average equivalent shares	10,186	10,139	10,044	9,983

Per-share amounts
Earnings before accounting change	$0.32	$0.32	$0.32	$0.32
Cumulative effect of accounting change	–	–	(0.02)	(0.02)

Net earnings	$0.32	$0.32	$0.30	$0.30

(a)			Includes dividend equivalents of $0.2 million and $3.3 million in 2004 and 2003, respectively.

(11)

     8. Inventories consisted of the following:
	At

(In millions)	3/31/04	12/31/03

Raw materials and work in process	$4,668	$4,530
Finished goods	4,675	4,573
Unbilled shipments	273	281
Revaluation to LIFO	(609)	(632)

Total	$9,007	$8,752

     9. Property, plant and equipment (including equipment leased to others) – net, consisted of the following:
	At

(In millions)	3/31/04	12/31/03

Original cost	$99,016	$91,206
Less: accumulated depreciation and amortization	41,240	37,824

Property, plant and equipment – net	$57,776	$53,382

     10. Intangible assets – net, consisted of the following:

	At

(In millions)	3/31/04	12/31/03

Goodwill	$49,830	$47,487
Present value of future profits (PVFP)	1,465	1,562
Capitalized software	2,464	2,478
Other intangibles	3,324	3,498

Total	$57,083	$55,025

     Intangible assets were net of accumulated amortization of $15,999 million at March 31, 2004, and $16,082 million at December 31, 2003.

(12)

Intangibles Subject to Amortization
	At March 31, 2004			At December 31, 2003

(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Present value of future profits (PVFP)	$3,289	$(1,824)	$1,465	$3,379	$(1,817)	$1,562
Capitalized software	5,089	(2,625)	2,464	4,911	(2,433)	2,478
Servicing assets (a)	3,541	(3,413)	128	3,539	(3,392)	147
Patents, licenses and other	2,579	(836)	1,743	2,721	(806)	1,915
All other	1,020	(344)	676	1,095	(417)	678

Total	$15,518	$(9,042)	$6,476	$15,645	$(8,865)	$6,780

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $12 billion and $14 billion at March 31, 2004 and December 31, 2003, respectively.

     Indefinite-lived intangible assets were $777 million and $758 million at March 31, 2004 and December 31, 2003, respectively, and principally comprise U.S. Federal Communication Commission licenses and cable affiliation agreements.

     Consolidated amortization expense related to amortizable intangible assets for the quarters ended March 31, 2004 and 2003, was $315 million and $436 million, respectively. The estimated percentage of the December 31, 2003, net PVFP balance to be amortized over each of the next five years follows.
2004	2005	2006	2007	2008

8.8%	8.2%	7.5%	6.9%	6.4%

(13)

Present Value of Future Profits

     Changes in the PVFP balance follows.
(In millions)	First quarter ended March 31, 2004

Balance at January 1	$1,562
Acquisitions	–
Dispositions	–
Accrued interest (a)	16
Amortization	(54)
Other	(59)

Balance at March 31	$1,465

(a)	Interest was accrued at a rate of 4.2% for the first quarter ended March 31, 2004.

     Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the first quarters ended March 31, 2004 or 2003.

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses and other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(14)

     Changes in goodwill balances, net of accumulated amortization, follow.
(In millions)	Balance 1/1/04	Acquisitions/ purchase accounting adjustments	Currency exchange and other		Balance 3/31/04

Advanced Materials	$2,810	$1	$(6)		$2,805
Commercial Finance	8,627	788	521	(b)	9,936
Consumer Finance	7,779	337	(52)		8,064
Consumer & Industrial	795	–	2		797
Energy	4,212	15	(32)		4,195
Equipment & Other Services	1,029	5	535	(a) (b)	1,569
Healthcare	4,766	16	52		4,834
Infrastructure	3,725	23	–		3,748
Insurance	4,092	9	20		4,121
NBC	6,448	85	–		6,533
Transportation	3,204	21	3		3,228

Total	$47,487	$1,300	$1,043		$49,830

(a)		Includes $1,055 million of goodwill associated with the consolidation of Penske Truck Leasing Co., L.P. effective January 1, 2004.
(b)		As a result of our business reorganization on January 1, 2004, we transferred $529 million of goodwill from Equipment & Other Services to Commercial Finance.

     The amount of goodwill related to new acquisitions recorded during the first quarter of 2004 was $899 million, the largest of which were Sophia S.A. ($475 million) and most of the commercial lending business of Transamerica Finance Corporation ($308 million) by Commercial Finance. The amount of goodwill related to purchase accounting adjustments during the first quarter of 2004 was $401 million, primarily associated with the 2003 acquisition of First National Bank by Consumer Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(15)

     11. A summary of increases (decreases) in shareowners' equity that did not result directly from transactions with shareowners, net of income taxes, follows:
	First quarter ended March 31

(In millions)	2004	2003

Net earnings	$3,240	$2,999
Investment securities – net changes in value	1,667	779
Currency translation adjustments – net	(72)	476
Derivatives qualifying as hedges – net changes in value	(5)	(150)

Total	$4,830	$4,104

     12. In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation under the prospective method of transition. We first measure the total cost of each option grant at the grant date using the Black-Scholes option pricing model. We then recognize each grant's total cost over the period that the options vest. Under this approach, we charged $19 million and $22 million to net earnings in the first quarter of 2004 and 2003, respectively. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options, follows.
	First quarter ended March 31

(In millions; per-share amounts in dollars)	2004	2003

Net earnings, as reported	$3,240	$2,999
Earnings per share, as reported
Diluted	0.32	0.30
Basic	0.32	0.30
Stock option expense included in net earnings	19	22
Total stock option expense (a)	57	80

Pro-Forma Effects
Net earnings, on pro-forma basis	3,202	2,941
Earnings per share, on pro-forma basis
Diluted	0.31	0.29
Basic	0.32	0.29

(a)	As if we had applied SFAS 123 since its original effective date. Includes $19 million and $22 million actually recognized in the first quarter of 2004 and 2003 earnings, respectively.

(16)

     13. In March, 2004 we issued 119.4 million shares of common stock, for $3.8 billion; such proceeds are intended to be used to fund, in part, the consideration for the proposed combination of NBC and Vivendi Universal Entertainment LLP.

     On April 8, 2004, we issued 341.7 million shares of common stock with a value of $10.7 billion and paid $0.2 billion in cash to acquire all of the outstanding shares of Amersham plc, a world leader in diagnostic imaging agents and life sciences. The business will be combined with our existing Healthcare segment to create a healthcare company with broad expertise in imaging, diagnostic pharmaceuticals and drug discovery.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     General Electric Company's consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

     In the accompanying analysis of financial information, we sometimes refer to data derived from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of these data are considered "non-GAAP financial measures" under Securities and Exchange Commission regulations; those rules require the supplemental reconciliation provided in Exhibit 99 to this Form 10-Q report.

A.      Results of Operations – Overview of First Quarter of 2004 Compared with First Quarter of 2003

     General Electric Company earnings before accounting change and net earnings were $3.240 billion, or $0.32 per share, in the first quarter of 2004, compared with $3.214 billion ($0.32 per share) and $2.999 billion ($0.30 per share), respectively, in the first quarter of 2003. In the first quarter of 2003, GE recorded a non-cash transition charge to earnings of $215 million (after tax), or $0.02 per share, for the required change in accounting for obligations associated with the eventual retirement of certain operating facilities (discussed in note 4 of this Form 10-Q report).

     Revenues of $33.4 billion were 10% higher than in the first quarter of 2003. Industrial sales increased 6% to $16.7 billion. Excluding Energy in both periods, industrial sales rose 12%. Sales of product services (including sale of spare parts, monitoring, maintenance and repair services) grew 8% to $5.5 billion. Financial services revenues of $16.9 billion were up 14% over last year.

     GE operating margin in the first quarter of 2004 was 12.0% of sales, compared with an operating margin of 15.4% for the first quarter of 2003, reflecting the effects of lower sales of higher margin products at Energy and lower earnings from our principal U.S. pension plans.

     Other factors that were important to our operating performance included reduced earnings from our principal postretirement benefit plans and the consolidation of Penske Truck Leasing Co., L.P. which was previously accounted for as an equity investment. This consolidation increased revenues $0.8 billion and had no effect on net earnings.

(17)

     Acquisitions continue to be part of our growth strategy and contributed $1.5 billion and $1.7 billion, respectively, to first quarter 2004 and 2003 consolidated revenues. Our consolidated net earnings in the first quarter of 2004 and 2003 included approximately $0.2 billion and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible and only revenues and earnings during the first 12 months following the quarter in which we complete the acquisition are attributed to such businesses. We also disposed of certain businesses during the last three years; the effect on first quarter 2004 net earnings associated with these businesses approximately offset the effects from acquired businesses and the effect of dispositions on the first quarter 2003 net earnings was modest.

     Our first quarter 2004 results reflected the continued benefits of our diversification and risk management strategies. It was a strong quarter, with 9 of 11 of our businesses reporting double-digit improvements in earnings. Economic growth continued with total industrial orders up 20%, the best since early 2000. While we still are affected by inflation from commodities such as benzene, we believe our diversified portfolio is strategically positioned and performing well. The net effects of the weaker U.S. dollar helped improve the reported non-U.S. results. Excluding Energy and pension income, first quarter 2004 revenues were up 13% and earnings were up 16%.

     Operating profit by our growth platforms was up almost 30% compared with the first quarter of last year. Services had a 13% operating profit growth. Aircraft engine commercial spare parts were up 19% compared with the first quarter of 2003.

     We had broad-based growth in Energy, with new orders in our Wind business, and we continue to solidify our market position in China. Healthcare introduced new products in the first quarter, most notably the 64 slice CT scanner. Transportation reported some very strategic wins, with $2.9 billion of new engine and service orders in Aircraft Engine and the shipment of 11 of our advanced GE Evolution locomotives.

     NBC retained its demographics leadership and the performance of Bravo and Telemundo demonstrate our programming strength. Infrastructure is well positioned for the future and we will continue to solidify our position in key growth areas like security with acquisitions like the pending acquisition of InVision. We also expect to see continued growth in our water business. Advanced Materials had very strong orders in the first quarter of 2004, particularly in China, and from recent acquisitions like OSi. Consumer & Industrial is executing on our high end market strategy seeing unit sales of Profile and Monogram appliances up 20% and 11%, respectively, over the first quarter of 2003.

     In Consumer Finance, we continue to have great organic and acquisition-based growth with total assets in Consumer Finance up 38% in the first quarter of 2004 compared with the first quarter of 2003. In Commercial Finance, we closed two strategic acquisitions – the commercial lending business of Transamerica Financial Corporation and Sophia, S.A., a real estate company in France. At March 31, 2004, we had no aircraft on the ground.

(18)

     Our portfolio transformation continues. We closed the Amersham plc transaction in April and we expect the NBC Universal combination to be completed in the second quarter. In November 2003, we announced our intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions.

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the first quarters of 2004 and 2003.

     Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; certain gains/losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured – excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC and Transportation, but included in determining segment profit which we refer to as "segment net earnings" for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004. As a result of reorganizing our businesses around markets and customers, we reduced our number of reporting segments from 14 to 11. On March 30, 2004, we provided the required reclassified information about this reorganization, as it relates to prior periods, in a Form 8-K (as amended on April 19, 2004). We have reclassified certain prior-period amounts to conform to the current period presentation.

  Advanced Materials revenues in the first quarter of 2004 were $1.9 billion, up 12% from $1.7 billion in the first quarter of 2003 reflecting higher volume ($0.1 billion) and the net effect of the weaker U.S. dollar ($0.1 billion). Volume increases resulted from the OSi acquisition and higher demand for plastic resins and quartz products. Operating profit of $0.2 billion in the first quarter of 2004 rose 40% from the first quarter of 2003 as productivity ($0.1 billion) more than offset the effect of higher material costs for commodities such as benzene.

(19)

  Commercial Finance

	First quarter ended March 31

(In millions)	2004	2003

Revenues	$5,391	$4,776

Net revenues
Total revenues	$5,391	$4,776
Interest expense	1,393	1,473

Total net revenues	$3,998	$3,303

Net earnings	$955	$870

	At

(In millions)	3/31/04	3/31/03	12/31/03

Total assets	$221,149	$204,481	$214,016

	First quarter ended March 31

(In millions)	2004	2003

Real Estate
Revenues	$603	$603

Net earnings	$230	$266

Aviation Services
Revenues	$715	$714

Net earnings	$144	$135

	At

(In millions)	3/31/04	3/31/03	12/31/03

Real Estate
Assets	$31,503	$29,578	$27,767

Aviation Services
Assets	$34,353	$30,264	$33,271

(20)

Commercial Finance revenues and net earnings increased 13% and 10%, respectively, as compared with the first quarter of 2003. The increase in revenues resulted primarily from acquisitions ($0.5 billion), higher investment gains ($0.1 billion) and origination growth, partially offset by lower securitization activity. The increase in net earnings resulted primarily from acquisitions ($0.1 billion), higher investment gains and lower asset valuation losses, partially offset by lower securitization gains.

     The most significant acquisitions affecting Commercial Finance first quarter results were the commercial lending business of Transamerica Finance Corporation acquired during the first quarter of 2004, and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These two acquisitions contributed $0.4 billion to first quarter revenues.

  Consumer Finance

	First quarter ended March 31

(In millions)	2004	2003

Revenues	$3,589	$2,759

Net revenues
Total revenues	$3,589	$2,759
Interest expense	773	579

Total net revenues	$2,816	$2,180

Net earnings	$602	$546

(In millions)	At

	3/31/04	3/31/03	12/31/03

Total assets	$107,366	$77,856	$106,530

Consumer Finance revenues and net earnings increased 30% and 10%, respectively, over first quarter 2003. The increase in revenues resulted primarily from acquisitions ($0.4 billion), higher securitization activity ($0.3 billion), the net effects of the weaker U.S. dollar ($0.2 billion), and origination growth, partially offset by the 2003 divestiture of The Home Depot private-label credit card receivables ($0.3 billion). The $0.1 billion increase in net earnings resulted primarily from origination growth and acquisitions, partially offset by increased costs to launch new products and drive brand awareness, and the net effect of the divestiture of The Home Depot private label credit card receivables and securitization activity.

     The most significant acquisitions affecting Consumer Finance first quarter results were First National Bank, which provides mortgage and sales finance products in the United Kingdom, and the U.S. retail sales finance unit of Conseco Finance Corp., both of which were acquired during the second quarter of 2003. These businesses contributed $0.3 billion to first quarter revenues.

(21)

  Consumer & Industrial revenues increased 7% to $3.1 billion in the first quarter of 2004 reflecting higher volume ($0.2 billion) and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.1 billion). Operating profit in the first quarter of 2004 rose 16% to $0.1 billion as the negative effects of lower prices ($0.1 billion) were more than offset by productivity ($0.1 billion) and higher volume.

  Energy revenues fell 12% to $3.9 billion compared with $4.4 billion in the first quarter of 2003, primarily on lower volume ($0.6 billion) and lower price ($0.1 billion), partially offset by the net effects of the weaker U.S. dollar ($0.2 billion). Energy shipped 36 large heavy-duty gas turbines in the first quarter of 2004 compared with 54 units in the first quarter of 2003. Operating profit in the first quarter of 2004 fell 28% to $0.7 billion compared with first quarter 2003 operating profit of $0.9 billion on lower volume ($0.1 billion) and price ($0.1 billion). Also contributing to the drop in revenue and operating profit was absence of net contract termination fees in 2004 ($0.2 billion in 2003).

  Equipment & Other Services revenues increased $1.0 billion to $2.0 billion and net earnings improved $0.1 billion to a $0.1 billion loss, as compared with the first quarter of 2003. Revenues increased as a result of the adoption of FIN 46R ($0.8 billion) and FIN 46 ($0.3 billion). The decrease in net losses resulted primarily from a lower level of investment losses at GE Equity ($0.1 billion).

  Healthcare revenues rose 17% to $2.5 billion in the first quarter of 2004 compared with $2.1 billion in 2003 as higher volume ($0.3 billion), primarily from the Instrumentarium acquisition in the fourth quarter of 2003, and the net effect of the weaker U.S. dollar ($0.1 billion) more than offset the effect of lower prices ($0.1 billion). Operating profit of $0.3 billion in 2004 was 11% higher than in the first quarter of 2003 as the effects of productivity ($0.1 billion) and higher volume more than offset the effect of lower prices ($0.1 billion).

  Infrastructure revenues of $0.8 billion in the first quarter of 2004 were 15% higher than the corresponding period in 2003 on higher volume principally from Osmonics and other acquisitions ($0.1 billion). Operating profit in the first quarter of 2004 rose 20% reflecting the effects of the higher volume, principally from acquisitions, and productivity.

(22)

  Insurance

	First quarter ended March 31

(In millions)	2004	2003

Revenues	$5,953	$6,368

Net earnings	$410	$512

	First quarter ended March 31

(In millions)	2004	2003

GE Global Insurance Holding (ERC)
Revenues	$2,647	$2,693

Net earnings	$140	$121

Insurance revenues and net earnings decreased 7% and 20%, respectively, compared with the first quarter of 2003. The decrease in revenues resulted primarily from the 2003 dispositions of GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation ($0.8 billion) and net declines in volume, primarily at ERC ($0.1 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.2 billion) and continued favorable pricing at ERC ($0.1 billion). The decrease in net earnings resulted primarily from the 2003 dispositions referred to above.

  NBC reported an 8% increase in revenues to $1.6 billion in the first quarter of 2004 as advertising revenues in 2003 were lower because of the broadcast coverage of the war in Iraq in 2003. NBC reported operating profit of $0.4 billion, up 15% from the first quarter of 2003 as a result of the higher advertising revenue partially offset by higher operating costs.

  Transportation revenues of $3.4 billion increased 14% from the first quarter of 2003 on higher volume ($0.4 billion) including increased sales in military, commercial engines and locomotives. Operating profit increased 15% to $0.6 billion on the higher volume.

GE corporate items and eliminations expense for the first quarter of 2004, reflects a reduction in pension earnings ($0.3 billion) compared with the first quarter of 2003.

(23)

B. Financial Condition

Overview of Financial Position

Major changes in our financial position resulted from the following:

  During 2004, we completed our acquisitions of the commercial lending business of Transamerica Finance Corporation and Sophia S.A., a real estate company in France. At the acquisition date, these transactions resulted in an increase in total assets of approximately $14.0 billion, $9.2 billion of which was financing receivables before allowance for losses, and an increase in total liabilities of approximately $2.6 billion, $1.2 billion of which was debt.

  We adopted FIN 46R on January 1, 2004, adding $2.6 billion of assets and $2.1 billion of liabilities to our consolidated balance sheet as of that date, primarily relating to Penske Truck Leasing Co., L.P.

     GE assets were $148.2 billion at March 31, 2004, an increase of $6.1 billion from December 31, 2003. The increase was primarily attributable to increases in cash and equivalents ($4.1 billion), and our investment in GECS ($3.2 billion), partially offset by a reduction in current receivables ($0.9 billion). The increase in cash and equivalents reflects $3.8 billion of proceeds from the issuance of 119.4 million shares in March 2004; such proceeds are intended to be used to fund, in part, the consideration for the proposed combination of NBC and Vivendi Universal Entertainment LLP.

     Financial services assets increased by $12.5 billion from the end of 2003 primarily because of increases in financing receivables and investment securities. Financing receivables, before allowance for losses, increased to $239.1 billion at March 31, 2004, from $232.3 billion at December 31, 2003, primarily from acquisitions ($10.7 billion) and origination growth ($2.0 billion) partially offset by securitizations and sales ($5.6 billion). The related allowance for losses was $6.4 billion and $6.3 billion at March 31, 2004 and December 31, 2003, respectively. Investment securities increased $4.3 billion to $124.6 billion at March 31, 2004, from $120.3 billion at December 31, 2003. The increase was primarily the result of the performance of the equity and debt markets ($2.8 billion), investment of premiums received and reinvestment of investment income, net of impairments and losses ($1.5 billion).

     GE liabilities of $60.6 billion were $1.3 billion lower than at December 31, 2003. During the first quarter of 2004, total borrowings decreased $0.3 billion to $10.6 billion ($2.3 billion short term and $8.3 billion long term) at March 31, 2004, compared with December 31, 2003. The ratio of debt to total capital invested for GE at the end of the first quarter was 10.8% compared with 12.0% at the end of last year and 14.0% at March 31, 2003.

     Financial services liabilities increased by $8.9 billion to $513.4 billion reflecting an increase in short-term borrowings of $8.5 billion and a decrease in long-term borrowings of $0.5 billion from year-end 2003.

(24)

     With respect to cash flows, consolidated cash and equivalents amounted to $13.4 billion at March 31, 2004, an increase of $0.7 billion during the first quarter of 2004. Cash and equivalents amounted to $9.5 billion at March 31, 2003, an increase of $0.6 billion from December 31, 2002.

     GE cash and equivalents increased $4.1 billion during the first quarter of 2004 to $5.8 billion at March 31, 2004. Of this increase, $3.8 billion was generated from a common stock offering, and is intended to be used to fund, in part, the consideration for the proposed combination of NBC and Vivendi Universal Entertainment LLP. GE cash from operating activities (CFOA) in 2004 totaled $2.6 billion, 67% more than reported for the first quarter of 2003. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE cash collections from customer-related activities were about $16.9 billion in the first quarter of 2004, an increase of about $1.2 billion from the first quarter of 2003. This increase correlates with the change in comparable GE operating segment revenues. The most significant operating use of cash is to pay our suppliers, employees and others for the wide range of material and services necessary in a diversified global organization. GE cash paid to suppliers, employees and others was about $14.3 billion in the first quarter of 2004, an increase of about $0.6 billion from the first quarter of 2003. CFOA also included cash dividends from GECS. These dividends represented distribution of a portion of GECS retained earnings, and totaled $0.4 billion in 2004 (including a special dividend of $0.2 billion relating to more efficient capital management in the Insurance segment) and $0.2 billion in 2003.

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

     Financial services cash and equivalents decreased by $3.4 billion during the first quarter of 2004 to $7.8 billion. Cash provided from operating activities was $6.2 billion during the first quarter of 2004, compared with $2.2 billion during the first quarter of 2003. The increase in cash from operating activities was largely attributable to higher premium deposits received in the current year at Insurance. Cash from financing activities totaled $0.3 billion in the first quarter of 2004 reflecting net additions of debt. The principal use of GECS cash in the first quarter of 2004 was for investing activities ($9.9 billion) as compared with $4.1 billion over the same period in 2003. The increase was largely attributable to payments made for businesses purchased during 2004.

     Financial services cash and equivalents increased by $0.4 billion during the first quarter of 2003 to $8.3 billion. Cash provided from operating activities was $2.2 billion during the first quarter of 2003, compared with $4.5 billion during the first quarter of 2002. The decrease in cash from operating activities was largely attributable to lower premium deposits received and higher claim payments in 2003 at Insurance. Cash from financing activities totaled $2.4 billion in the first quarter of 2003 reflecting net additions of debt. The principal use of GECS cash in the first quarter of 2003 was for investing activities ($4.2 billion) as compared with ($7.2 billion) over the same period in 2002. The decline was largely attributable to lower additions to equipment on operating leases.

(25)

C. Financial Services Portfolio Quality

     Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities of GECS were $124.6 billion at March 31, 2004, compared with $120.3 billion at December 31, 2003. The increase of $4.3 billion was primarily the result of the performance of the equity and debt markets ($2.8 billion), investment of premiums received and reinvestment of investment income, net of impairments and losses ($1.5 billion).

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at the end of the first quarter of 2004, approximately $0.1 billion of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first quarter of 2004 were $0.1 billion.

     Gross unrealized gains and losses were $7.0 billion and $0.8 billion, respectively, at March 31, 2004, compared with $4.6 billion and $1.2 billion, respectively, at year-end 2003, reflecting market improvement in debt and equity securities in the first quarter of 2004. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $2.9 billion at March 31, 2004. The market values we use in determining unrealized gains and losses are defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

     Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $239.1 billion at March 31, 2004, from $232.3 billion at December 31, 2003, as discussed in the following paragraphs. The related allowance for losses at March 31, 2004, amounted to $6.4 billion compared with $6.3 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, "delinquent" receivables are those that are 30 days or more past due; "nonearning" receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful); and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables, before allowance for losses, totaled $142.5 billion at March 31, 2004, compared with $135.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from acquisitions ($9.9 billion) and origination growth ($2.4 billion), partially offset by securitizations and sales ($5.2 billion). Related nonearning and reduced-earning receivables were $1.8 billion (1.3% of outstanding receivables) at March 31, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at December 31, 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were $0.1 billion and $0.3 billion for the first quarters of 2004 and 2003, respectively, and recoveries were modest.

(26)

     Consumer Finance financing receivables, before allowance for losses, were $94.8 billion at March 31, 2004, compared with $94.7 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of acquisitions ($0.8 billion), partially offset by securitization activity ($0.4 billion) and normal seasonal variation in consumer spending. Nonearning consumer receivables at March 31, 2004, were $2.6 billion (2.7% of outstanding receivables), compared with $2.5 billion (2.6% of outstanding receivables) at December 31, 2003. This increase is the result of growth in our secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio. Gross write-offs for the first quarter of 2004 were $0.9 billion compared with $0.7 billion for the first quarter of 2003. Recoveries for the first quarters of 2004 and 2003 were $0.2 billion.

     Equipment & Other Services financing receivables, before allowance for losses, amounted to $1.8 billion and $1.9 billion at March 31, 2004 and December 31, 2003, respectively. Nonearning receivables at March 31, 2004 were $0.1 billion (2.7% of outstanding receivables), compared with $0.1 billion (2.3% of outstanding receivables) at December 31, 2003.

     Delinquency rates on managed Consumer Finance financing receivables at March 31, 2004, were 5.70%; at December 31, 2003, were 5.57%; and at March 31, 2003, were 5.84%. Delinquency rates increased from December 31, 2003 to March 31, 2004, as a result of a change in portfolio mix and seasonality, partially offset by improved collection results. The decline from March 31, 2003 to March 31, 2004, reflects improved portfolio quality and collection results, partially offset by portfolio mix. Delinquency rates on managed Commercial Finance equipment loans and leases at March 31, 2004, were 1.42%; at December 31, 2003 were 1.37%; and at March 31, 2003, were 1.96%. Delinquency rates increased from December 31, 2003 to March 31, 2004, as a result of seasonality. The decline from March 31, 2003 to March 31, 2004, reflects improved economic conditions and collection results.

D. Additional Considerations

     US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002, but emerged from bankruptcy on March 31, 2003. At March 31, 2004, our total exposure to US Airways amounted to $2.8 billion, including leases, loans, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft and other assets secure substantially all of these financial exposures. US Airways continued to experience financial difficulties, including a debt rating downgrade, during the quarter ended March 31, 2004. As a result, we are currently evaluating our legal obligations under a prior commitment to provide future lease financing to US Airways for regional jet aircraft that are scheduled to be delivered within the next 12 months.

(27)

     UAL Corp. and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy; UAL Corp. in 2002 and Air Canada in 2003. At March 31, 2004, our total exposure related to these airlines amounted to $4.3 billion, including loans, leases, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft and other assets secure substantially all of these financial exposures. Included in this exposure is a $0.7 billion debtor-in-possession financing commitment to Air Canada, of which $0.3 billion was funded at March 31, 2004. We also agreed to provide a financial commitment to Air Canada in the form of a global restructuring agreement that originally was set to expire on April 30, 2004. Closing of the transactions contemplated under the global restructuring agreement was contingent upon, among other matters, Air Canada emerging from bankruptcy protection. Air Canada's planned emergence from bankruptcy has been delayed because of a number of factors, including its delay in sourcing the necessary exit funding. We have extended our commitment reflected in the global restructuring agreement to September 30, 2004.

E. Debt Instruments

     During the first quarter of 2004, GECS issued approximately $9.7 billion of long-term debt in the U.S. and 10 international markets with maturities ranging from two years to 25 years bearing fixed and floating interest rates. This debt was issued to both institutional and retail investors.

     These funds were used primarily for maturing long-term debt, acquisitions and asset growth. GECS anticipates issuing approximately $40 billion to $50 billion of additional long-term debt using both U.S. and international institutional and retail markets during the remainder of 2004. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     Following is the debt composition of GECS as of March 31, 2004, and December 31, 2003:
At March 31, 2004		At December 31, 2003

Senior notes	53%	55%
Commercial paper	27	27
Current portion of long-term debt	15	13
Other – bank and other retail deposits	5	5

Total	100%	100%

(28)

Item 4. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(Shares in thousands)
Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(b)	Approximate dollar value of shares that may yet be purchased under our share repurchase program

2004
January	7,125	$32.95	395
February	545	$34.07	400
March	572	$31.43	330

Total year to date	8,242	$32.92	1,125	$7.0 billion

(a)

This category includes 7,117 shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investments options by plan participants.

(b)

This balance represents the number of shares repurchased through the 1994 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $30 billion of Company common stock. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow. As major acquisitions or other circumstances warrant, we modify the pace and dimension of the repurchase program.

(29)

Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

	Exhibit 10	Service Agreement between General Electric Company and Sir William Martin Castell, amended and restated as of February 11, 2004

	Exhibit 11	Computation of Per Share Earnings*

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

	Exhibit 31(a)	Certification of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 31(b)	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350

	Exhibit 99	Reconciliation of Non-GAAP Financial Measures

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed, consolidated financial statements in this report.

b.	Reports on Form 8-K during the quarter ended March 31, 2004.

A Form 8-K was furnished on January 16, 2004, under Items 9 and 12, relating to GE's January 16, 2004, press release setting forth GE's fourth-quarter and full year 2003 earnings.

A Form 8-K was filed on March 8, 2004, under Item 5, relating to GE's March 8, 2004, press release announcing plans to offer approximately 118 million shares of its common stock to raise capital of approximately $3.8 billion.

A Form 8-K was filed on March 9, 2004, under Item 5, relating to GE's March 8, 2004, press release and announcing that GE had priced its previously announced common stock offering for proceeds of $3,800,024,550.

A Form 8-K was filed on March 30, 2004, under Items 5 and 7, related to segment information reclassified to conform to January 1, 2004, organization changes.

(30)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 4, 2004	/s/ Philip D. Ameen

Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(31)