Form 10-Q
period 2004-06-30
GENERAL ELECTRIC CO
filed 2004-07-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-35 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

New York	14-0689340

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001

(Address of principal executive offices)	(Zip Code)

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

     There were 10,558,247,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2004.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Second quarter ended June 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2004	2003	2004	2003	2004	2003

Sales of goods	$13,643	$12,237	$12,927	$11,670	$728	$568
Sales of services	7,012	5,881	7,068	5,970	–	–
Other income	324	148	328	147	–	–
Earnings of GECS	–	–	1,696	1,602	–	–
GECS revenues from services	16,056	15,107	–	–	16,405	15,319

Total revenues	37,035	33,373	22,019	19,389	17,133	15,887

Cost of goods sold	10,749	8,949	10,060	8,485	701	465
Cost of services sold	4,376	3,476	4,432	3,565	–	–
Interest and other financial charges	2,750	2,683	49	215	2,818	2,533
Insurance losses and policyholder and annuity benefits	3,744	4,256	–	–	3,808	4,256
Provision for losses on financing receivables	1,004	978	–	–	1,004	978
Other costs and expenses	9,485	7,949	2,988	2,364	6,669	5,731
Minority interest in net earnings of consolidated affiliates	187	72	111	47	76	25

Total costs and expenses	32,295	28,363	17,640	14,676	15,076	13,988

Earnings before income taxes	4,740	5,010	4,379	4,713	2,057	1,899
Provision for income taxes	(816)	(1,216)	(455)	(919)	(361)	(297)

Net earnings	$3,924	$3,794	$3,924	$3,794	$1,696	$1,602

Per-share amounts
Diluted earnings per share	$0.38	$0.38
Basic earnings per share	$0.38	$0.38

Dividends declared per share	$0.20	$0.19

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Six months ended June 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2004	2003	2004	2003	2004	2003

Sales of goods	$25,407	$23,354	$24,182	$22,305	$1,304	$1,055
Sales of services	12,358	10,931	12,493	11,093	–	–
Other income	461	203	467	223	–	–
Earnings of GECS	–	–	3,541	3,272	–	–
GECS revenues from services	32,159	29,341	–	–	32,772	29,699

Total revenues	70,385	63,829	40,683	36,893	34,076	30,754

Cost of goods sold	19,861	17,041	18,688	16,145	1,252	902
Cost of services sold	7,882	6,665	8,017	6,827	–	–
Interest and other financial charges	5,560	5,279	288	423	5,489	4,996
Insurance losses and policyholder and annuity benefits	7,332	8,241	–	–	7,432	8,241
Provision for losses on financing receivables	1,959	1,738	–	–	1,959	1,738
Other costs and expenses	18,559	15,464	5,456	4,777	13,405	10,925
Minority interest in net earnings of consolidated affiliates	270	142	148	79	122	63

Total costs and expenses	61,423	54,570	32,597	28,251	29,659	26,865

Earnings before income taxes and accounting change	8,962	9,259	8,086	8,642	4,417	3,889
Provision for income taxes	(1,798)	(2,251)	(922)	(1,634)	(876)	(617)

Earnings before accounting change	7,164	7,008	7,164	7,008	3,541	3,272
Cumulative effect of accounting change (note 4)	–	(215)	–	(215)	–	–

Net earnings	$7,164	$6,793	$7,164	$6,793	$3,541	$3,272

Per-share amounts before accounting change
Diluted earnings per share	$0.69	$0.70
Basic earnings per share	$0.70	$0.70

Per-share amounts after accounting change
Diluted earnings per share	$0.69	$0.68
Basic earnings per share	$0.70	$0.68

Dividends declared per share	$0.40	$0.38

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates
	Consolidated		GE		Financial Services (GECS)

(In millions)	6/30/04	12/31/03	6/30/04	12/31/03	6/30/04	12/31/03

Cash and equivalents	$10,265	$12,664	$2,808	$1,670	$7,995	$11,273
Investment securities	122,814	122,290	311	380	122,503	121,910
Current receivables	13,257	10,732	13,412	10,973	–	–
Inventories	9,605	8,752	9,415	8,555	190	197
Financing receivables – net	252,701	247,906	–	–	252,701	247,906
Other GECS receivables	37,412	37,260	–	–	40,789	39,616
Property, plant and equipment (including equipment leased to others) – net	61,297	53,388	16,379	14,566	44,918	38,822
Investment in GECS	–	–	45,895	45,308	–	–
Intangible assets	80,878	55,025	53,323	30,204	27,555	24,821
All other assets	108,856	99,466	37,637	30,448	72,239	69,981

Total assets	$697,085	$647,483	$179,180	$142,104	$568,890	$554,526

Short-term borrowings	$160,050	$157,397	$1,255	$2,555	$159,648	$155,468
Accounts payable, principally trade accounts	23,474	19,931	9,265	8,753	17,185	13,547
Progress collections and price adjustments accrued	3,725	4,433	3,725	4,433	–	–
Other GE current liabilities	19,898	17,356	19,875	17,356	–	–
Long-term borrowings	175,658	172,314	10,896	8,388	165,663	164,850
Insurance liabilities, reserves and annuity benefits	137,789	136,264	–	–	138,110	136,264
All other liabilities	46,783	41,767	22,884	18,449	23,961	23,238
Deferred income taxes	14,695	12,647	5,004	1,911	9,691	10,736

Total liabilities	582,072	562,109	72,904	61,845	514,258	504,103

Minority interest in equity of consolidated affiliates	16,731	6,194	7,994	1,079	8,737	5,115

Accumulated gains/(losses) - net (a)
Investment securities	(18)	1,620	(18)	1,620	222	1,823
Currency translation adjustments	2,655	2,987	2,655	2,987	2,414	2,639
Derivatives qualifying as hedges	(1,151)	(1,792)	(1,151)	(1,792)	(1,097)	(1,727)
Common stock (10,558,247,000 and 10,063,120,000 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	669	669	669	669	1	1
Other capital	23,393	17,497	23,393	17,497	12,352	12,268
Retained earnings	85,822	82,796	85,822	82,796	32,003	30,304
Less common stock held in treasury	(13,088)	(24,597)	(13,088)	(24,597)	–	–

Total shareowners' equity	98,282	79,180	98,282	79,180	45,895	45,308

Total liabilities and equity	$697,085	$647,483	$179,180	$142,104	$568,890	$554,526

(a)

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $1,486 million and $2,815 million at June 30, 2004 and December 31, 2003, respectively.

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." June 30, 2004, information is unaudited. Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates
	Six months ended June 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions)	2004	2003	2004	2003	2004	2003

Cash flows – operating activities
Net earnings	$7,164	$6,793	$7,164	$6,793	$3,541	$3,272
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	–	215	–	215	–	–
Depreciation and amortization of property, plant and equipment	4,054	3,383	1,172	1,151	2,882	2,232
Earnings retained by GECS	–	–	(1,699)	(2,944)	–	–
Deferred income taxes	(1,698)	(161)	(187)	287	(1,511)	(448)
Decrease in GE current receivables	797	802	883	726	–	–
Decrease (increase) in inventories	(259)	79	(284)	98	25	(19)
Increase in accounts payable	2,892	577	127	18	3,078	928
Decrease in GE progress collections	(710)	(1,212)	(710)	(1,212)	–	–
Increase in insurance liabilities, reserves and annuity benefits	1,930	495	–	–	1,930	495
Provision for losses on financing receivables	1,959	1,738	–	–	1,959	1,738
All other operating activities	1,223	(911)	351	(888)	1,229	(448)

Cash from operating activities	17,352	11,798	6,817	4,244	13,133	7,750

Cash flows – investing activities
Additions to property, plant and equipment	(6,281)	(4,056)	(849)	(854)	(5,432)	(3,202)
Net decrease (increase) in financing receivables	1,958	(10,171)	–	–	1,958	(10,171)
Payments for principal businesses purchased	(18,926)	(8,675)	(3,442)	(592)	(15,484)	(8,083)
All other investing activities	4,284	(2,286)	387	(168)	3,171	(2,348)

Cash used for investing activities	(18,965)	(25,188)	(3,904)	(1,614)	(15,787)	(23,804)

Cash flows – financing activities
Net decrease in borrowings (maturities 90 days or less)	(6,545)	(8,659)	(4,280)	(4,062)	(2,013)	(4,075)
Newly issued debt (maturities longer than 90 days)	30,859	42,269	2,595	5,341	28,241	37,140
Repayments and other reductions (maturities longer than 90 days)	(23,729)	(18,530)	(13)	(150)	(23,716)	(18,380)
Net dispositions of GE treasury shares	3,963	166	3,963	166	–	–
Dividends paid to shareowners	(4,040)	(3,821)	(4,040)	(3,821)	(1,842)	(328)
All other financing activities	(1,294)	206	–	–	(1,294)	206

Cash from (used for) financing activities	(786)	11,631	(1,775)	(2,526)	(624)	14,563

Increase (decrease) in cash and equivalents	(2,399)	(1,759)	1,138	104	(3,278)	(1,491)
Cash and equivalents at beginning of year	12,664	8,910	1,670	1,079	11,273	7,918

Cash and equivalents at June 30	$10,265	$7,151	$2,808	$1,183	$7,995	$6,427

See notes to condensed, consolidated financial statements. Consolidating information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and Financial Services (GECS) have been eliminated from the "Consolidated" columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates
	Second quarter ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)

(In millions)	2004	2003	2004	2003

Revenues
Advanced Materials	$2,048	$1,743	$3,933	$3,419
Commercial Finance	5,732	5,180	11,123	9,956
Consumer Finance	3,830	3,046	7,419	5,805
Consumer & Industrial	3,490	3,282	6,587	6,174
Energy	4,118	4,655	7,983	9,031
Equipment & Other Services	2,017	869	4,027	1,833
Healthcare	3,372	2,402	5,867	4,542
Infrastructure	862	760	1,638	1,436
Insurance	5,554	6,792	11,507	13,160
NBC Universal	2,867	1,955	4,449	3,426
Transportation	3,903	3,389	7,308	6,368
Corporate items and eliminations	(758)	(700)	(1,456)	(1,321)

Consolidated revenues	$37,035	$33,373	$70,385	$63,829

Segment profit (a)
Advanced Materials	$161	$134	$332	$256
Commercial Finance	975	832	1,930	1,702
Consumer Finance	600	514	1,202	1,060
Consumer & Industrial	204	173	353	301
Energy	634	1,057	1,284	1,955
Equipment & Other Services	68	(252)	(54)	(510)
Healthcare	584	440	923	746
Infrastructure	134	105	247	199
Insurance	53	508	463	1,020
NBC Universal	768	688	1,162	1,031
Transportation	810	686	1,447	1,242

Total segment profit	4,991	4,885	9,289	9,002
GE corporate items and eliminations	(563)	43	(915)	63
GE interest and other financial charges	(49)	(215)	(288)	(423)
GE provision for income taxes	(455)	(919)	(922)	(1,634)

Earnings before accounting change	3,924	3,794	7,164	7,008
Cumulative effect of accounting change	–	–	–	(215)

Consolidated net earnings	$3,924	$3,794	$7,164	$6,793

(a)

Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains/losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how a particular segment management is measured – excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit which we refer to as "segment net earnings" for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004, around markets and customers, reducing our number of reporting segments from 14 to 11. On March 30, 2004, we provided the required reclassified prior-period information about this reorganization in a Form 8-K (as amended on April 19, 2004).

     We have reclassified certain prior-period amounts herein to conform to the current period's presentation.

     2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30 and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/en/company/investor/secreports.htm.

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), on January 1, 2004, adding $2.6 billion of GECS assets and $2.1 billion of GECS liabilities to our consolidated balance sheet as of that date. The most significant entity consolidated was Penske Truck Leasing Co., L.P. (Penske), which was previously accounted for using the equity method. Penske provides full-service commercial truck leasing, truck rental and logistics services, primarily in North America. This accounting change did not require an adjustment to earnings and will not affect future earnings or cash flows. We adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, and at that date consolidated certain entities in our financial statements.

(8)

     FIN 46 and FIN 46R changed the accounting for certain types of entities we use in the ordinary course of our securitization activities. Securitization entities consolidated as a result of FIN 46 and FIN 46R differ from other entities included in our consolidated financial statements because, by terms of relevant governing documents, the assets they hold, which are typically financial in nature, are legally isolated and are unavailable to us under any circumstances. Similarly, their liabilities are not our legal obligations but repayment depends primarily on cash flows generated by their assets. These securitization entities normally issue debt in the form of asset-backed securities, that is, debt secured by assets in the entity. We refer to certain of these entities as "consolidated, liquidating securitization entities" because we do not intend to replace the assets they contain; rather, we intend that such entities will liquidate as their assets are repaid. Beginning in the second quarter of 2004, we reclassified the assets, liabilities and operations of consolidated, liquidating securitization entities into the associated financial statement captions. Because their assets and liabilities differ from other assets and liabilities in our financial statements, we are providing supplemental information about these matters below and in notes 9 and 12. Also, to ensure that we have presented all of our securitization activities clearly, we also are providing information about off-balance sheet assets in securitization entities.
	At

(In millions)	6/30/04	12/31/03

Assets in consolidated, liquidating securitization entities are shown in the following captions:
Investment securities	$1,363	$1,566
Financing receivables – net (note 9)	16,870	21,877
All other assets	2,746	2,352
Other, principally insurance receivables	457	668
Total	21,436	26,463

Off-balance sheet (a)	29,156	26,810

Total securitized assets	$50,592	$53,273

(a)	Of amounts off-balance sheet, $6,253 million at June 30, 2004 and $5,759 million at December 31, 2003, were in entities to which we provide credit and/or liquidity support.

(9)

     We continue to engage in off-balance sheet securitization transactions with third-party entities and to use public market, term securitizations. The following table provides further information about the nature of the assets in securitization entities that are both consolidated and off-balance sheet.

	At

(In millions)	6/30/04	12/31/03

Receivables and other assets secured by:
Equipment	$14,052	$15,616
Commercial real estate	15,505	16,713
Other assets	9,298	9,114
Credit card receivables	8,368	8,581
Other trade receivables	3,369	3,249

Total securitized assets	$50,592	$53,273

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

     5. GECS revenues from services are summarized in the following table.
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Premiums earned by insurance businesses	$4,218	$5,024	$8,467	$9,637
Interest on time sales and loans	4,616	4,220	9,314	8,179
Operating lease rentals	2,584	1,779	5,069	3,513
Investment income	1,666	1,534	3,117	3,054
Financing leases	1,074	983	2,180	2,042
Fees	925	470	1,795	1,345
Other income (a)	1,322	1,309	2,830	1,929

Total	$16,405	$15,319	$32,772	$29,699

(a)	Includes the loss on the Genworth Financial, Inc. (Genworth) initial public offering of $388 million for the second quarter and six months ended June 30, 2004.

(10)

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
	Principal Pension Plans

	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Expected return on plan assets	$989	$1,018	$1,978	$2,036
Service cost for benefits earned(a)	(317)	(267)	(650)	(534)
Interest cost on benefit obligation	(549)	(542)	(1,098)	(1,084)
Prior service cost	(110)	(54)	(177)	(108)
Net actuarial gain (loss) recognized	(35)	155	(69)	310

Income from (cost of) principal pension plans	$(22)	$310	$(16)	$620

(a)		Net of participant contributions.

	Principal Retiree Health and Life Insurance Plans

	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Expected return on plan assets	$37	$40	$74	$80
Service cost for benefits earned	(64)	(55)	(130)	(108)
Interest cost on benefit obligation	(127)	(119)	(266)	(238)
Prior service cost	(74)	(21)	(149)	(42)
Net actuarial loss recognized	(11)	(32)	(36)	(64)

Cost of principal retiree benefit plans	$(239)	$(187)	$(507)	$(372)

     Effective April 1, 2004, we included the effects of the U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 in our consolidated financial statements. The effect of recording the federal Medicare subsidy reduced the accumulated postretirement benefit obligation (APBO) by $583 million and had an insignificant effect on our second quarter 2004 operations.

(11)

     7. GE's authorized common stock consists of 13,200,000,000 shares, each having a par value of $0.06. Information related to the calculation of earnings per share follows.
	Second quarter ended June 30

	2004		2003

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available for per-share calculation(a)	$3,924	$3,924	$3,795	$3,794

Average equivalent shares
Shares of GE common stock	10,387	10,387	10,008	10,008
Employee compensation-related shares, including stock options	44	–	58	–

Total average equivalent shares	10,431	10,387	10,066	10,008

Per-share amounts
Net earnings	$0.38	$0.38	$0.38	$0.38

	Six months ended June 30

	2004		2003

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting change for per-share calculation(b)	$7,164	$7,164	$7,009	$7,008
Cumulative effect of accounting change	–	–	(215)	(215)

Net earnings available for per-share calculation(b)	$7,164	$7,164	$6,794	$6,793

Average equivalent shares
Shares of GE common stock	10,279	10,279	9,996	9,996
Employee compensation-related shares, including stock options	46	–	59	–

Total average equivalent shares	10,325	10,279	10,055	9,996

Per-share amounts
Earnings before accounting change	$0.69	$0.70	$0.70	$0.70
Cumulative effect of accounting change	–	–	(0.02)	(0.02)

Net earnings	$0.69	$0.70	$0.68	$0.68

(a)			Includes dividend equivalents of $0.2 million and $0.3 million in 2004 and 2003, respectively.
(b)			Includes dividend equivalents of $0.5 million in each of 2004 and 2003.

(12)

     8. Inventories consisted of the following.
	At

(In millions)	6/30/04	12/31/03

Raw materials and work in process	$5,014	$4,530
Finished goods	4,914	4,573
Unbilled shipments	268	281
Revaluation to LIFO	(591)	(632)

Total	$9,605	$8,752

     9. Financing receivables are summarized in the following table.
	At

(In millions)	6/30/04	12/31/03

Time sales and loans, net of deferred income	$192,207	$188,842
Investment in financing leases, net of deferred income	67,100	65,320

	259,307	254,162
Allowance for losses on financing receivables	(6,606)	(6,256)

Financing receivables – net	$252,701	$247,906

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:
	At

(In millions)	6/30/04	12/31/03

Time sales and loans, net of deferred income	$14,023	$18,050
Investment in financing leases, net of deferred income	2,864	3,827

	16,887	21,877
Allowance for losses on financing receivables	(17)	–

Financing receivables – net	$16,870	$21,877

     10. Property, plant and equipment (including equipment leased to others) – net, consisted of the following.
	At

(In millions)	6/30/04	12/31/03

Original cost	$102,974	$91,212
Less: accumulated depreciation and amortization	41,677	37,824

Property, plant and equipment – net	$61,297	$53,388

(13)

     11. Intangible assets – net, consisted of the following.
	At

(In millions)	6/30/04	12/31/03

Goodwill	$69,403	$47,487
Capitalized software	2,600	2,478
Present value of future profits (PVFP)	1,576	1,562
Other intangibles	7,299	3,498

Total	$80,878	$55,025

     Intangible assets were net of accumulated amortization of $16,420 million at June 30, 2004, and $16,082 million at December 31, 2003.

Goodwill

     Changes in goodwill balances follow.
(In millions)	Balance 1/1/04	Acquisitions/ purchase accounting adjustments	Inter-segment Transfers	Currency exchange and other	Balance 6/30/04

Advanced Materials	$2,810	$(10)	$–	$(12)	$2,788
Commercial Finance	8,627	799	523	(34)	9,915
Consumer Finance	7,779	1,036	384	(36)	9,163
Consumer & Industrial	795	(1)	–	(2)	792
Energy	4,212	(3)	–	(21)	4,188
Equipment & Other Services	1,029	3	(523)	1,042 (a)	1,551
Healthcare	4,766	8,189	–	50	13,005
Infrastructure	3,725	18	–	(13)	3,730
Insurance	4,092	9	(384)	31	3,748
NBC Universal	6,448	10,870	–	(1)	17,317
Transportation	3,204	12	–	(10)	3,206

Total	$47,487	$20,922	$–	$994	$69,403

(a)		Includes $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

(14)

     The amount of goodwill related to transactions recorded during the first six months of 2004 was $20,187 million, the largest of which were our merger of NBC with Vivendi Universal Entertainment LLLP ($10,589 million), and our acquisitions of Amersham plc ($8,137 million) by Healthcare, WMC Finance Co. ($564 million) by Consumer Finance, and Sophia S.A. ($475 million) and most of the commercial lending business of Transamerica Finance Corporation ($308 million) by Commercial Finance. The amount of goodwill related to purchase accounting adjustments during the first six months of 2004 was $735 million, the largest of which was associated with the 2003 acquisition of First National Bank ($252 million) by Consumer Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be revised subsequently.

Intangibles Subject to Amortization
	At June 30, 2004			At December 31, 2003

(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$3,433	$(1,857)	$1,576	$3,379	$(1,817)	$1,562
Capitalized software	5,357	(2,757)	2,600	4,911	(2,433)	2,478
Servicing assets (a)	3,545	(3,432)	113	3,539	(3,392)	147
Patents, licenses and other	5,841	(894)	4,947	2,721	(806)	1,915
All other	990	(458)	532	1,095	(417)	678

Total	$19,166	$(9,398)	$9,768	$15,645	$(8,865)	$6,780

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $10 billion and $14 billion at June 30, 2004 and December 31, 2003, respectively.

     Indefinite-lived intangible assets were $1,707 million and $758 million at June 30, 2004 and December 31, 2003, respectively, and comprised trademarks, tradenames and U.S. Federal Communication Commission licenses.

     Consolidated amortization expense related to amortizable intangible assets was $419 million and $284 million for the quarters ended June 30, 2004 and 2003, respectively. Consolidated amortization expense related to amortizable intangible assets was $734 million and $720 million for the six months ended June 30, 2004 and 2003, respectively.

(15)

Present Value of Future Profits

     Change in PVFP balances follow.
	Six months ended June 30

(In millions)	2004	2003

Balance at January 1	$1,562	$2,457
Acquisitions	–	–
Dispositions	–	(574)
Accrued interest (a)	32	38
Amortization	(100)	(184)
Other	82	(99)

Balance at June 30	$1,576	$1,638

(a)	Interest was accrued at a rate of 5.0% and 4.0% for the six months ended June 30, 2004 and 2003, respectively.

     We evaluate recoverability of PVFP periodically by comparing the current estimate of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the six months ended June 30, 2004 or 2003.

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains and losses and other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions. The estimated percentage of the December 31, 2003, net PVFP balance to be amortized over each of the next five years follows.
2004	2005	2006	2007	2008

8.8%	8.2%	7.5%	6.9%	6.4%

(16)

     12. GECS borrowings are summarized in the following table.
	Consolidated Borrowings		Other than consolidated, liquidating securitization entities		Consolidated, liquidating securitization entities

	At

(In millions)	6/30/04	12/31/03	6/30/04	12/31/03	6/30/04	12/31/03

Short-term borrowings

Commercial paper
Unsecured	$82,615	$80,598	$82,615	$80,598	$–	$–
Asset-backed	17,311	21,998	–	–	17,311	21,998
Current portion of long- term debt	43,495	38,367	42,796	37,885	699	482
Other	16,227	14,505	16,227	14,505	–	–

Total	159,648	155,468	141,638	132,988	18,010	22,480

Long-term borrowings

Senior notes	151,969	150,997	150,380	149,049	1,589	1,948
Extendible notes	12,502	12,591	12,219	12,229	283	362
Subordinated notes	1,192	1,262	1,192	1,262	–	–

Total	165,663	164,850	163,791	162,540	1,872	2,310

Total borrowings	$325,311	$320,318	$305,429	$295,528	$19,882	$24,790

     13. A summary of increases (decreases) in shareowners' equity that did not result directly from transactions with shareowners, net of income taxes, follows.
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

Net earnings	$3,924	$3,794	$7,164	$6,793
Investment securities – net changes in value	(3,305)	2,549	(1,638)	3,328
Issuance of NBCU shares (note 15) and other	2,130	–	2,130	–
Currency translation adjustments – net	(260)	1,515	(332)	1,991
Derivatives qualifying as hedges – net changes in value	646	(987)	641	(1,137)

Total	$3,135	$6,871	$7,965	$10,975

     14. In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation for stock options and stock appreciation rights, under the prospective method of transition. We first measure the total cost of each grant at the grant date using the Black-Scholes option pricing model. We then recognize each grant's total cost over the period that the options or stock appreciation rights vest. Under this approach, we charged $26 million and $22 million to net earnings in the second quarters of 2004 and 2003,

(17)

respectively, and $45 million and $44 million in the first six months of 2004 and 2003, respectively. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options and stock appreciation rights, follows.
	Second quarter ended June 30

(In millions; per-share amounts in dollars)	2004	2003

Net earnings, as reported	$3,924	$3,794
Earnings per share, as reported
Diluted	0.38	0.38
Basic	0.38	0.38
Stock option and appreciation right expense included in net earnings	26	22
Total stock option expense (a)	64	80

Pro-Forma Effects
Net earnings, on pro-forma basis	3,886	3,736
Earnings per share, on pro-forma basis
Diluted	0.37	0.37
Basic	0.37	0.37

	Six months ended June 30

(In millions; per-share amounts in dollars)	2004	2003

Net earnings, as reported	$7,164	$6,793
Earnings per share, as reported
Diluted	0.69	0.68
Basic	0.70	0.68
Stock option and appreciation right expense included in net earnings	45	44
Total stock option expense (a)	121	160

Pro-Forma Effects
Net earnings, on pro-forma basis	7,088	6,677
Earnings per share, on pro-forma basis
Diluted	0.69	0.66
Basic	0.69	0.67

(a)

As if we had applied SFAS 123 since its original effective date. Includes $26 million and $22 million actually recognized in the second quarter of 2004 and 2003 net earnings, respectively. Includes $45 million and $44 million actually recognized in the six months ended June 30, 2004 and 2003 net earnings, respectively.

(18)

     15. On April 8, 2004, we acquired all of the outstanding common shares of Amersham plc, a world leader in medical diagnostics and life sciences. The business has been combined with our Healthcare segment and the results of Amersham's operations have been included in our consolidated financial statements since that date. The total purchase price of $11.4 billion included 341.7 million shares of GE common stock valued at $10.7 billion, cash of $0.2 billion and assumed debt of $0.5 billion. Initial allocation of the purchase price resulted in $8.1 billion being assigned to goodwill, $2.8 billion to identified intangible assets that will be amortized over periods ranging from five to 25 years, $0.2 billion to acquired profit in inventories that have been or will be charged to operations as sold and $0.1 billion to acquired in-process research and development projects charged to operations in the quarter.

     On May 11, 2004, we completed the merger of NBC with Vivendi Universal Entertainment LLLP (VUE) and certain related assets to create one of the world's leading media companies, NBC Universal, Inc. (NBC Universal or NBCU). The results of VUE's operations have been included in our consolidated financial statements since that date. Twenty percent of NBCU's shares were issued to Vivendi Universal (VU) as partial consideration for VU's interest in VUE and the related assets. Our acquired interest in VUE and the related assets was valued at $14.4 billion, for which we exchanged the NBCU shares, paid cash to VUE shareowners of $3.7 billion and assumed debt of $2.5 billion. In March 2004, we had issued 119.4 million shares of our common stock for net cash proceeds of $3.8 billion, and we used most of those proceeds to fund the $3.7 billion we paid to VU. The initial allocation of our acquired interest assigned $10.6 billion to goodwill, $1.2 billion to indefinite-lived intangibles and $0.5 billion to identified intangible assets that will be amortized over periods ranging from two to 20 years. As a result of issuing the NBCU shares, we essentially disposed of 20% of NBC, and therefore recorded an increase in shareowners' equity of $2.2 billion, net of tax. Holders of 6.94% of the VUE common interests did not participate in the merger and remain minority shareowners of VUE at June 30, 2004. One such minority owner also owns an $0.8 billion preferred interest in VUE that is mandatorily redeemable for cash in 2022. The present value of that obligation is included in the caption "All other liabilities" in our condensed consolidated balance sheet, while U.S. Treasury securities held by VUE in the same amount and designated to repay this obligation are included in the caption "All other assets."

     On May 28, 2004, we completed the initial public offering of approximately 146 million, or 30%, of the common shares of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. The transaction resulted in a pre-tax loss of $570 million ($336 million after tax) reported in our Insurance segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     General Electric Company's consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

     In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles (GAAP). Certain of these data are considered "non-GAAP financial measures" under Securities and Exchange Commission regulations; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this Form 10-Q report.

(19)

A.  Results of Operations

Overview of Second Quarter and First Half of 2004 with Second Quarter and First Half of 2003

     General Electric Company net earnings increased 3% to $3.924 billion, or $0.38 per share, in the second quarter of 2004, compared with $3.794 billion ($0.38 per share) in the second quarter of 2003.

     For the first half of 2004, earnings before accounting change rose 2% to $7.164 billion and earnings per share before accounting change decreased to $.69, compared with last year's $0.70. Earnings before accounting change exclude the one-time, non-cash impact of adopting a new accounting rule in 2003 (discussed in note 4 of this Form 10-Q report).

     Revenues of $37.0 billion were 11% higher than in the second quarter of 2003. Industrial sales increased 13% to $20.0 billion. Excluding Energy, which is in the final year of declining heavy-duty gas turbine sales, industrial sales rose 22% reflecting the Amersham and NBC Universal Inc. (NBC Universal or NBCU) transactions as well as a stronger economy. Sales of product services (including sales of spare parts and monitoring, maintenance and repair services) grew 13% to $6.3 billion in the second quarter. Financial services revenues of $17.1 billion were up 8% over last year.

     Revenues for the first six months of 2004 rose 10% to $70.4 billion, compared with $63.8 billion last year. GE sales of goods and services of $36.7 billion were 10% higher than in 2003 primarily reflecting the effects of recent acquisitions ($2.6 billion) and a stronger economy, partially offset by the anticipated declining heavy-duty gas turbine sales at Energy. Financial services revenues of $34.1 billion were 11% higher than in 2003 as a result of acquisitions and origination growth, primarily at Commercial Finance and Consumer Finance, and the consolidation of certain businesses as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), partially offset by the absence of revenues from businesses disposed of in 2003 and the effects of the Genworth Financial, Inc. (Genworth) initial public offering.

     GE operating margin in the second quarter of 2004 was 12.6% of sales (12.3% year-to-date), compared with 18.3% for the second quarter of 2003 (16.9% year-to-date), reflecting the effects of lower earnings from our principal pension plans, the effect of lower sales of high-margin heavy-duty gas turbines at Energy and higher in-process research and development and acquisition-related charges.

     Second quarter 2004 results reflected the continued benefits of our diversification and risk management strategies. Nine of our 11 businesses reported double-digit improvements in earnings. Reflecting the stronger economy, orders of our flow businesses (Advanced Materials, Infrastructure and Consumer & Industrial) increased 13% and services orders were up 29%. While we are still adversely affected by inflation from commodities such as benzene, we believe that our diversified portfolio is strategically positioned and performing well.

     We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

(20)

     Effects of the acquisitions and dispositions on comparisons of our operations follow.
	Second quarter ended June 30		Six months ended June 30

(In billions)	2004	2003	2004	2003

Acquisitions
Revenues	$2.9	$1.2	$4.4	$3.0
Net earnings	$0.2 (a)	$0.1	$0.4 (a)	$0.2

Dispositions
Revenues	$(1.0)	$(0.4)	$(2.0)	$(0.9)
Net earnings	$(0.2)	$–	$(0.3)	$–

(a)	Before corporate costs of $0.2 billion related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham.

     We continued to invest in technology. An example is Energy's agreement to acquire the ChevronTexaco Gasification Technology business, which is pursuing cleaner coal technology. At Healthcare, we closed the Amersham acquisition and this biosciences business is performing well. We also saw good orders growth in positron emission tomography (PET) and Ultrasound products, in the China market and at Healthcare IT. Transportation's quarter was highlighted by the selection of our GEnx engine for the Boeing 7E7 Dreamliner. Through CFM International, a 50/50 joint company with Snecma Moteurs of France, we also were selected by the U.S. Navy to power Boeing 737s for the Navy's multi-mission maritime aircraft.

     Commercial Finance added assets through the acquisition of the U.S. leasing business of IKON Office Solutions, completed the largest-ever aircraft engine financing deal in China with China Eastern Airlines and is seeing a good environment for asset growth and acquisitions. Consumer Finance continues its global expansion through acquisitions and organic growth. During the quarter, Consumer Finance entered its 40th country (Latvia) and also completed the acquisition of WMC Finance Co., a U.S. wholesale lender, adding U.S. new-home financing solutions to our global mortgage capabilities.

     We completed the NBC Universal merger in May. We led the major broadcast networks in advertising commitments from May's up-front advertising period, and saw good growth in our cable services and Spanish language network led by Bravo and Telemundo.

     Infrastructure security and water businesses continued to grow. Advanced Materials launched two new applications in the China market and experienced good order growth in the second quarter. Consumer & Industrial continues to execute on our market strategy with high-end appliance unit sales up 21% over last year.

(21)

     During the second quarter, we adjusted our full-year estimated effective tax rate for 2004 in accordance with policy to reflect various developments in the quarter that we did not previously forecast. The largest such adjustment resulted from our settling several issues with the U.S. Internal Revenue Service for the years 1985 through 1999. As part of these settlements, we closed two significant issues: the 1997 tax-free split-off in exchange for Lockheed Martin convertible preferred stock that we received on the disposition of our Aerospace business in 1993, and a 1998 tax loss on the sale of a Puerto Rican subsidiary. An additional adjustment to our annual effective tax rate resulted from tax benefits associated with the NBC Universal merger. The combined effect of these items was a decrease in the 2004 estimated full-year tax rate of GE that, including interest, had the effect of increasing second quarter 2004 earnings by $0.4 billion ($0.04 per share). In addition, we adjusted the full-year estimated effective tax rate of GECS to reflect the loss on the disposition of Genworth shares. The effect of the decrease in the 2004 estimated full-year tax rate of GECS was an increase of $0.1 billion ($0.01 per share) in second quarter 2004 earnings.

     Another factor that was important to our reported operations included the first quarter consolidation of Penske Truck Leasing Co., L.P. (Penske), which previously was accounted for using the equity method. Penske provides full-service commercial truck leasing, truck rental and logistics services, primarily in North America. In the second quarter of 2004, this consolidation increased our reported revenues $0.8 billion ($1.6 billion year-to-date); we reported the increase primarily as operating lease rentals ($0.6 billion for the quarter, $1.2 billion year-to-date) and other income ($0.2 billion for the quarter, $0.4 billion year-to-date). Net earnings were unaffected by this change because our share of Penske earnings were previously reported on a one-line basis.

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the second quarters and first six months of 2004 and 2003.

     Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains/losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured – excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit which we refer to as "segment net earnings" for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004, around markets and customers, reducing our number of reporting segments from 14 to 11. On March 30, 2004, we provided the required reclassified prior-period information about this reorganization in a Form 8-K (as amended on April 19, 2004).

     We have reclassified certain prior-period amounts herein to conform to the current period's presentation.

(22)

ADVANCED MATERIALS revenues in the second quarter of 2004 were $2.0 billion, up 17% from $1.7 billion in the second quarter of 2003 reflecting higher volume ($0.3 billion) and the net effects of the weaker U.S. dollar ($0.1 billion). Volume increases resulted from the OSi acquisition and higher demand for plastic resins and quartz products. Operating profit of $0.2 billion in the second quarter of 2004 rose 20% from the second quarter of 2003 as productivity ($0.1 billion) and higher volume more than offset the effect of higher material costs ($0.1 billion), primarily for commodities such as benzene, and lower prices.

Advanced Materials revenues in the first six months of 2004 were $3.9 billion, up 15% from $3.4 billion in the first six months of 2003 as higher volume ($0.4 billion) and the net effects of the weaker U.S. dollar ($0.2 billion) more than offset lower prices ($0.1 billion). Volume increases resulted from the OSi acquisition and higher demand for plastic resins and quartz products. Operating profit of $0.3 billion in the first six months of 2004 rose 30% compared with the first six months of 2003 as productivity ($0.2 billion) more than offset the effect of higher material costs ($0.1 billion), primarily for commodities such as benzene, and lower prices ($0.1 billion).

COMMERCIAL FINANCE
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$5,732	$5,180	$11,123	$9,956

NET REVENUES
Total revenues	$5,732	$5,180	$11,123	$9,956
Interest expense	1,442	1,462	2,835	2,935

Total net revenues	$4,290	$3,718	$8,288	$7,021

NET EARNINGS	$975	$832	$1,930	$1,702

		At

(In millions)		6/30/04	6/30/03	12/31/03

TOTAL ASSETS		$223,045	$207,175	$214,016

(23)

	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REAL ESTATE
Revenues	$598	$599	$1,201	$1,202

Net earnings	$215	$198	$445	$464

AVIATION SERVICES
Revenues	$777	$710	$1,492	$1,424

Net earnings	$133	$126	$277	$261

		At

(In millions)		6/30/04	6/30/03	12/31/03

REAL ESTATE
Total assets		$31,416	$29,157	$27,767

AVIATION SERVICES
Total assets		$35,668	$32,305	$33,271

Commercial Finance revenues and net earnings increased 11% and 17%, respectively, from the second quarter of 2003. The increase in revenues resulted primarily from acquisitions ($0.7 billion) and origination growth, partially offset by lower securitization activity ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion) and origination growth, partially offset by lower securitization gains ($0.1 billion).

     Commercial Finance revenues and net earnings increased 12% and 13%, respectively, from the first six months of 2003. The increase in revenues resulted primarily from acquisitions ($1.1 billion), origination growth, and higher investment gains ($0.1 billion), partially offset by lower securitization activity ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.2 billion) and higher investment gains ($0.1 billion), partially offset by lower securitization gains ($0.1 billion).

     The most significant acquisitions affecting Commercial Finance results in 2004 were the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; the commercial lending business of Transamerica Finance Corporation and Sophia S.A., both acquired during the first quarter of 2004; and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These businesses contributed $0.6 billion and $0.1 billion to second quarter 2004 revenues and net earnings, respectively, and $1.0 billion and $0.1 billion to revenues and net earnings, respectively, for the first six months of 2004.

(24)

CONSUMER FINANCE
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$3,830	$3,046	$7,419	$5,805

NET REVENUES
Total revenues	$3,830	$3,046	$7,419	$5,805
Interest expense	844	672	1,617	1,251

Total net revenues	$2,986	$2,374	$5,802	$4,554

NET EARNINGS	$600	$514	$1,202	$1,060

		At

(In millions)		6/30/04	6/30/03	12/31/03

TOTAL ASSETS		$116,851	$97,117	$106,530

Consumer Finance revenues and net earnings increased 26% and 17%, respectively, from the second quarter of 2003. The increase in revenues resulted primarily from origination growth, the net effects of the weaker U.S. dollar ($0.3 billion), acquisitions ($0.2 billion) and higher securitization activity ($0.2 billion), partially offset by the 2003 divestiture of The Home Depot private label credit card receivables ($0.3 billion). The increase in net earnings resulted primarily from origination growth, acquisitions, the net effects of the weaker U.S. dollar and higher securitization activity, partially offset by the absence of The Home Depot private label credit card receivables divested in 2003.

     Consumer Finance revenues and net earnings increased 28% and 13%, respectively, from the first six months of 2003. The increase in revenues resulted primarily from acquisitions ($0.6 billion), higher securitization activity ($0.5 billion), origination growth, and the net effects of the weaker U.S. dollar ($0.5 billion), partially offset by the 2003 divestiture of The Home Depot private label credit card receivables ($0.6 billion). The increase in net earnings resulted primarily from origination growth, acquisitions, the net effects of the weaker U.S. dollar and higher securitization activity, partially offset by the absence of The Home Depot private label credit card receivables divested in 2003, and increased costs to launch new products and promote brand awareness in 2004.

          Our most significant acquisitions affecting Consumer Finance in 2004 were First National Bank, which provides mortgage and sales finance products in the United Kingdom, the U.S. retail sales finance unit of Conseco Finance Corp. (Conseco) and GC Corporation (GC Card), which provides credit card and sales finance products in Japan. We acquired First National Bank and Conseco in the second quarter of 2003, and GC Card in the third quarter of 2003. These businesses contributed $0.1 billion to second quarter 2004 revenues and $0.4 billion and $0.1 billion to revenues and net earnings, respectively, for the first six months of 2004.

(25)

CONSUMER & INDUSTRIAL revenues increased 6% to $3.5 billion in the second quarter of 2004 reflecting higher volume ($0.2 billion), partially offset by lower prices ($0.1 billion). Operating profit in the second quarter of 2004 rose 18% to $0.2 billion as the negative effects of lower prices ($0.1 billion) were more than offset by productivity ($0.1 billion) and higher sales of higher-margin, high-end appliances.

     Consumer & Industrial revenues increased 7% to $6.6 billion during the first half of 2004 as higher volume ($0.5 billion) and the net effects of the weaker U.S. dollar ($0.1 billion) more than offset lower prices ($0.2 billion). Operating profit in the first half of 2004 rose 17% to $0.4 billion as the negative effects of lower prices ($0.2 billion) were more than offset by productivity ($0.2 billion) and higher sales of higher-margin, high-end appliances.

ENERGY revenues fell 12% to $4.1 billion compared with $4.7 billion in the second quarter of 2003, primarily on lower volume ($0.5 billion) and lower prices ($0.2 billion), partially offset by the net effects of the weaker U.S. dollar ($0.1 billion). Energy sold 29 large heavy-duty gas turbines in the second quarter of 2004 compared with 42 units in the second quarter of 2003. Operating profit in the second quarter of 2004 fell 40% to $0.6 billion compared with second quarter 2003 on lower prices ($0.2 billion) and lower volume ($0.1 billion). Also contributing to the drop in revenues and operating profit was absence of a counterpart to $0.2 billion of net contract termination fees in 2003.

     Energy revenues fell 12% to $8.0 billion for the first six months of 2004, primarily on lower volume ($1.1 billion) and lower prices ($0.2 billion), partially offset by the net effects of the weaker U.S. dollar ($0.2 billion). Energy sold 65 large heavy-duty gas turbines in the first six months of 2004, compared with 96 units in the first six months of 2003. Operating profit in the first six months of 2004 fell 34% to $1.3 billion compared with first half 2003, reflecting lower prices ($0.2 billion) and lower volume ($0.2 billion) partially offset by lower material costs ($0.2 billion). Also contributing to the drop in revenues and operating profit was absence of a counterpart to $0.4 billion of net contract termination fees in 2003.

See GE corporate items and eliminations on page 29 for a discussion of items not allocated to this segment.

EQUIPMENT & OTHER SERVICES
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$2,017	$869	$4,027	$1,833

NET EARNINGS	$68	$(252)	$(54)	$(510)

(26)

Equipment & Other Services revenues and net earnings increased $1.1 billion and $0.3 billion, respectively, from the second quarter of 2003. Revenues increased as a result of the adoption of FIN 46R ($0.8 billion), primarily including operating lease rentals ($0.6 billion) and other income ($0.2 billion), and FIN 46 ($0.2 billion). The most significant entity consolidated as a result of FIN 46R was Penske, which was previously accounted for using the equity method. The increase in net earnings resulted primarily from the absence of 2003 investment losses and 2004 investment gains at GE Equity ($0.1 billion).

     Equipment & Other Services revenues and net earnings increased $2.2 billion and $0.5 billion, respectively, from the first six months of 2003. Revenues increased as a result of the adoption of FIN 46R ($1.6 billion), primarily including operating lease rentals ($1.2 billion) and other income ($0.4 billion), and FIN 46 ($0.6 billion). The increase in net earnings resulted primarily from the absence of 2003 investment losses and 2004 investment gains at GE Equity ($0.2 billion).

HEALTHCARE revenues rose 40% to $3.4 billion in the second quarter of 2004 as higher volume ($1.0 billion), primarily from the Amersham acquisition in the second quarter of 2004 ($0.7 billion) and the Instrumentarium acquisition in the fourth quarter of 2003 ($0.2 billion) combined with the net effects of the weaker U.S. dollar ($0.1 billion), more than offset lower prices ($0.1 billion). Operating profit of $0.6 billion in the second quarter of 2004 was 33% higher than 2003 as the effects of higher volume ($0.2 billion) and productivity ($0.1 billion) more than offset the effect of lower prices ($0.1 billion).

     Healthcare revenues rose 29% to $5.9 billion in the first six months of 2004 as higher volume ($1.3 billion), primarily from the Amersham acquisition in the second quarter of 2004 ($0.7 billion) and the Instrumentarium acquisition in the fourth quarter of 2003 ($0.5 billion), and the net effects of the weaker U.S. dollar ($0.2 billion) more than offset the effects of lower prices ($0.2 billion). Operating profit of $0.9 billion in the first six months of 2004 was 24% higher than in the first six months of 2003 as the effects of higher volume ($0.2 billion) and productivity ($0.2 billion) more than offset the effect of lower prices ($0.2 billion).

     See GE corporate items and eliminations on page 29 for a discussion of items not allocated to this segment.

INFRASTRUCTURE revenues of $0.9 billion in the second quarter of 2004 were 13% higher than the corresponding period in 2003 on higher volume ($0.1 billion). Operating profit of $0.1 billion in the second quarter of 2004 rose 28% reflecting the effects of productivity and higher volume.

     Infrastructure revenues of $1.6 billion in the first six months of 2004 were 14% higher than the first six months of 2003 on higher volume ($0.2 billion) principally from Osmonics and other acquisitions and the net effects of the weaker U.S. dollar ($0.1 billion). Operating profit for the first half of 2004 rose 24% to $0.2 billion reflecting productivity and higher volume, partially offset by lower prices.

(27)

INSURANCE
	Second quarter ended June 30		Six months ended June 30

(In millions)	2004	2003	2004	2003

REVENUES	$5,554	$6,792	$11,507	$13,160

NET EARNINGS	$53	$508	$463	$1,020

GE GLOBAL INSURANCE HOLDING (ERC)
Revenues	$2,666	$3,065	$5,313	$5,758

Net earnings	$142	$119	$282	$240

Insurance revenues and net earnings decreased 18% and 90%, respectively, from the second quarter of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($0.8 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation; the effects of the Genworth initial public offering ($0.4 billion) and net declines in volume resulting from strategic exits of certain business channels, primarily at ERC ($0.4 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.2 billion). The overall decrease in net earnings resulted primarily from the effects of the Genworth initial public offering and the 2003 dispositions referred to above, partially offset by favorable earnings at ERC, reflecting lower 2004 adverse development on prior year claim reserves.

     Insurance revenues and net earnings decreased 13% and 55%, respectively, from the first six months of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($1.5 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation; net declines in volume resulting from strategic exits of certain business channels, primarily at ERC ($0.6 billion) and the effects of the Genworth initial public offering ($0.4 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.3 billion) and continued favorable pricing at ERC ($0.1 billion). The overall decrease in net earnings resulted primarily from the effects of the Genworth initial public offering and the 2003 dispositions referred to above, partially offset by favorable earnings at ERC, reflecting lower 2004 adverse development on prior year claim reserves.

NBC UNIVERSAL reported a 47% increase in revenues to $2.9 billion in the second quarter of 2004 reflecting higher volume ($0.8 billion), $0.7 billion of which related to the second quarter 2004 merger of NBC with Vivendi Universal Entertainment LLLP (VUE). NBC Universal reported operating profit of $0.8 billion, up 12% from the second quarter of 2003 as a result of the higher volume ($0.3 billion) and higher prices ($0.1 billion), partially offset by higher operating costs ($0.1 billion).

(28)

     NBC Universal reported a 30% increase in revenues to $4.4 billion for the first six months of 2004 reflecting higher volume ($0.9 billion), primarily from the second quarter merger of NBC with VUE. Also contributing to the increase in revenues were price increases ($0.1 billion) and lack of a current period counterpart to lower advertising revenues in 2003 because of the broadcast coverage of the war in Iraq. NBC Universal reported operating profit of $1.2 billion for the first half of 2004, up 13% as a result of higher volume ($0.3 billion) and higher prices ($0.1 billion), partially offset by higher operating costs.

TRANSPORTATION revenues of $3.9 billion increased 15% from the second quarter of 2003 on higher volume ($0.5 billion) including increased sales in military, commercial engines and locomotives. Operating profit increased 18% to $0.8 billion as higher volume more than offset the effects of higher operating costs.

     Transportation revenues of $7.3 billion for the first six months of 2004 rose 15% over 2003 on higher volume ($0.8 billion) including increased sales in military, commercial engines and locomotives. Operating profit increased 17% to $1.4 billion for the first half of 2004 as higher volume more than offset the effects of higher operating costs.

GE CORPORATE ITEMS AND ELIMINATIONS expense increased compared with the second quarter of 2003, reflecting $0.3 billion of Healthcare charges, principally related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham, and a $0.3 billion reduction in pension earnings compared with the second quarter of 2003, partially offset by a $0.1 billion gain on the sale of Energy's fuel dispenser business.

     GE corporate items and eliminations expense for the first half of 2004 increased compared with 2003, reflecting $0.3 billion of Healthcare charges, principally related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham, and a $0.6 billion reduction in pension earnings compared with the second half of 2003, partially offset by a $0.1 billion gain on the sale of Energy's fuel dispenser business.

B. Financial Condition

Overview of Financial Position

Major changes in our financial position resulted from the following.

  During 2004, we completed our merger of NBC and VUE and the acquisition of Amersham by Healthcare at GE. Financial Services completed acquisitions of the commercial lending business of Transamerica Finance Corporation, Sophia S.A., a real estate company in France, WMC Finance Co., a U.S. wholesale lender and the U.S. leasing business of IKON Office Solutions. At their respective acquisition dates, these financial services transactions resulted in a combined increase in total assets of $18.1 billion, of which $11.2 billion was financing receivables before allowance for losses, and a combined increase in total liabilities of approximately $4.6 billion, of which $2.9 billion was debt.

(29)

  On May 28, 2004, we completed the initial public offering of approximately 146 million, or 30%, of the common shares of Genworth, our formerly wholly-owned subsidiary, that conducts most of our life and mortgage insurance operations. Also, as a result of the merger of VUE with NBC, 20% of NBC Universal is held by Vivendi Universal. These transactions are the principal reasons for the $10.5 billion increase in minority interest in equity of consolidated affiliates.

  We adopted FIN 46R on January 1, 2004, adding $2.6 billion of assets and $2.1 billion of liabilities to our consolidated balance sheet as of that date, primarily relating to Penske.

     Consolidated assets of $697.1 billion at June 30, 2004, were $49.6 billion higher than at December 31, 2003. GE assets increased $37.1 billion; GECS assets increased $14.4 billion.

     GE assets were $179.2 billion at June 30, 2004, an increase of $37.1 billion from December 31, 2003. The increase reflects a $23.1 billion increase in intangible assets and a $7.2 billion increase in All other assets, primarily from the merger of VUE with NBC and the Amersham acquisition. Current receivables and property, plant and equipment also increased $2.4 billion and $1.8 billion, respectively primarily as a result of these two transactions.

     Financial services assets increased by $14.4 billion from the end of 2003 primarily because of increases in buildings and equipment and financing receivables. Buildings and equipment increased to $44.9 billion at June 30, 2004, from $38.8 billion at December 31, 2003, primarily reflecting the consolidation of Penske. Financing receivables, before allowance for losses, increased to $259.3 billion at June 30, 2004, from $254.2 billion at December 31, 2003, primarily from acquisitions ($14.0 billion) and origination growth ($8.4 billion), partially offset by securitization and sales ($11.4 billion), and repayments of financing receivables held in consolidated, liquidating securitization entities ($5.0 billion).

     Consolidated liabilities of $582.1 billion at June 30, 2004, were $20.0 billion higher than the year-end 2003 balance. GE liabilities increased $11.1 billion; GECS liabilities increased $10.2 billion.

     GE liabilities of $72.9 billion increased $11.1 billion from December 31, 2003. Primarily as a result of the merger of VUE with NBC and the Amersham acquisition, all other liabilities increased $4.4 billion, deferred income taxes increased $3.1 billion, and long-term borrowings increased $2.5 billion, while short-term borrowings decreased $1.3 billion. GE's ratio of debt to total capital, including NBCU preferred shares, at the end of June 2004 was 10.7% compared with 12.0% at the end of last year and 13.0% at June 30, 2003.

     Financial services liabilities increased by $10.2 billion to $514.3 billion reflecting increases in borrowings of $5.0 billion and Insurance liabilities, reserves and annuity benefits of $1.8 billion. Insurance liabilities, reserves and annuity benefits increased primarily from growth in long-term care insurance, structured settlements, annuities and separate accounts.

     Consolidated cash and equivalents were $10.3 billion at June 30, 2004, compared with $12.7 billion at December 31, 2003. The decrease reflects lower short-term cash needs.

(30)

     GE cash and equivalents increased $1.1 billion during the first half of 2004 to $2.8 billion at June 30, 2004. GE cash from operating activities (CFOA) in 2004 totaled $6.8 billion, 61% more than reported for the first half of 2003. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE cash collections from customer-related activities were about $37.9 billion in the first of half of 2004, an increase of about $4.1 billion from the first half of 2003. This increase correlates with the change in comparable GE operating segment revenues. The most significant operating use of cash is to pay our suppliers, employees and others for the wide range of material and services necessary in a diversified global organization. GE cash paid to suppliers, employees and others was about $32.0 billion in the first half of 2004, an increase of about $3.3 billion from the first half of 2003. CFOA also included cash dividends from GECS. These dividends totaled $1.8 billion in 2004 (including special dividends of $1.5 billion, primarily proceeds from the Genworth public offering) and $0.3 billion in 2003. GE cash used for investing activities in 2004 totaled $3.9 billion, $3.4 billion of which was used for business acquisitions. GE cash used for financing activities totaled $1.8 billion at June 30, 2004, and included $4.0 billion for dividends paid to shareowners; $4.0 billion of net stock issuances, most of which was used to fund part of the consideration in the NBCU merger, and a $4.3 billion decrease of debt with maturities of 90 days or less partially offset by a $2.6 billion increase in long-term debt.

     GE cash and equivalents increased $0.1 billion during the first half of 2003 to $1.2 billion at June 30, 2003. Cash provided from operating activities was $4.2 billion during the first six months of 2003, compared with $3.5 billion in the first half of 2002, reflecting lower progress collections and increases in current receivables, partially offset by more earnings retained by GECS. Progress collections are primarily payments received from customers in advance of the sale of heavy-duty gas turbines and aircraft engines. Had collections occurred at the time of sale, cash provided from operating activities would have been $5.5 billion in 2003 compared with $6.1 billion in 2002. Cash used for investing activities ($1.6 billion) during the first six months of 2003 was $7.1 billion lower than in 2002 when $7.5 billion was used for business acquisitions. Cash used for financing activities ($2.5 billion) included $3.8 billion for dividends paid to shareowners and reflected issuances of new longer-term debt ($5.3 billion), partially offset by a $4.1 billion decrease in debt with maturities of 90 days or less.

     Financial services cash and equivalents decreased by $3.3 billion during the first half of 2004 to $8.0 billion. Cash provided from operating activities was $13.1 billion during the first half of 2004, compared with $7.7 billion during the first half of 2003. The increase in cash from operating activities was largely attributable to increases in accounts payable and higher premium deposits received in the current year at Insurance. The use of GECS cash in the first half of 2004 for investing activities was $15.8 billion compared with $23.8 billion in the same 2003 period. The decrease was largely attributable to financing receivables, additions to property, plant and equipment (including equipment leased to others), primarily offset by business acquisitions. Cash used for financing activities totaled $0.6 billion in the first half of 2004.

(31)

     Financial services cash and equivalents decreased by $1.5 billion during the first half of 2003 to $6.4 billion (including $0.6 billion classified as assets held for sale). Cash provided from operating activities was $7.7 billion during the first six months of 2003, compared with $8.8 billion during the first half of 2002. The decrease in cash from operating activities compared with 2002 was largely attributable to lack of a current year counterpart to the prior year increase in reserves for insurance affiliates, partially offset by an increase in accounts payable. Cash from financing activities totaled $14.6 billion, reflecting net additions of debt. The principal use of GECS cash during the period was for investing activities ($23.8 billion), a majority of which was attributable to financing receivables, business acquisitions and additions to property, plant and equipment (including equipment leased to others).

C. Financial Services Portfolio Quality

INVESTMENT SECURITIES comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $122.5 billion at June 30, 2004, compared with $121.9 billion at December 31, 2003. The increase of $0.6 billion was the net result of investing premiums received and reinvesting investment income ($3.1 billion), partially offset by declines in debt markets.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at June 30, 2004, approximately $0.1 billion was at risk of being charged to earnings in the next twelve months; approximately half of this amount related to commercial airlines.

     Impairment losses for the first six months of 2004 totaled $0.1 billion compared with $0.4 billion in the comparable 2003 period. Impairments in both periods were recognized for issuers in a variety of industries; we do not believe that any of the impairments indicated likely future impairments in the remaining portfolio.

     Gross unrealized gains and losses were $3.1 billion and $2.2 billion, respectively, at June 30, 2004, compared with $4.6 billion and $1.2 billion, respectively, at year end 2003, primarily reflecting a decrease in the estimated fair value of debt securities as interest rates increased. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $1.5 billion at June 30, 2004. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

     Investment securities collateralized by commercial aircraft and in an unrealized loss position for twelve months or more as of June 30, 2004, had an aggregate amortized cost of $1.2 billion and an estimated fair value of $0.8 billion. We believe that these securities are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. Of this $0.4 billion of unrealized losses on securities that have been trading below amortized cost for more than 12 months, approximately 99% is related to securities that are current on all contractual principal and interest terms. For these securities, we do not foresee changes in the timing and amount of estimated cash flows and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current market values of aircraft collateral, as obtained from independent appraisers, exceeded both the market value and amortized cost of our securities.

(32)

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $259.3 billion at June 30, 2004, from $254.2 billion at December 31, 2003, as discussed in the following paragraphs. The related allowance for losses at June 30, 2004, amounted to $6.6 billion compared with $6.3 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

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

     Commercial Finance financing receivables, before allowance for losses, totaled $142.4 billion at June 30, 2004, compared with $135.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from acquisitions ($13.2 billion) and origination growth ($5.2 billion), partially offset by securitizations and sales ($11.0 billion) and the net effects of foreign currency translation ($0.4 billion). Related nonearning and reduced-earning receivables were $1.8 billion (1.2% of outstanding receivables) at June 30, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at December 31, 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were $0.3 billion and $0.6 billion for the first six months of 2004 and 2003, respectively; recoveries were modest.

     Consumer Finance financing receivables, before allowance for losses, were $98.6 billion at June 30, 2004, compared with $94.7 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of origination growth ($3.2 billion), acquisitions ($0.8 billion) and the net effects of foreign currency translation ($0.4 billion), partially offset by securitization activity ($0.4 billion). Nonearning consumer receivables at June 30, 2004, were $2.6 billion (2.6% of outstanding receivables), compared with $2.5 billion (2.6% of outstanding receivables) at December 31, 2003. This is the result of growth in our secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio, offset by improved portfolio quality and collection results. Gross write-offs for the first six months of 2004 were $1.7 billion compared with $1.4 billion for the first six months of 2003. Recoveries for the first six months of 2004 were $0.4 billion, the same as the 2003 period.

     Equipment & Other Services financing receivables, before allowance for losses, amounted to $18.3 billion and $23.8 billion at June 30, 2004, and December 31, 2003, respectively and consisted primarily of financing receivables in consolidated, liquidating securitization entities, that were consolidated as a result of adoption of FIN 46. This portfolio of receivables decreased because we have ceased transferring assets to these entities. Nonearning receivables at June 30, 2004, were $0.1 billion (0.8% of outstanding receivables), compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

(33)

     Approximate delinquency rates on managed Commercial Finance equipment loans and leases and Consumer Finance financing receivables follow.
At

6/30/04		12/31/03	6/30/03

Commercial Finance	1.67%	1.37%	1.84%
Consumer Finance	5.58%	5.57%	5.81%

     Delinquency rates at Commercial Finance increased from December 31, 2003 to June 30, 2004, reflecting collection results. The decline from June 30, 2003 to June 30, 2004, reflects improved economic conditions and collection results.

     Delinquency rates at Consumer Finance increased slightly from December 31, 2003 to June 30, 2004, as a result of growth in our secured financing business, partially offset by improved portfolio quality. The decline from June 30, 2003 to June 30, 2004, reflects improved portfolio quality and collection results, partially offset by growth in our secured financing business.

D. Additional Considerations

Commercial Airlines

     For our total commercial airline portfolio, we recognized impairment losses on leases, loans and investment securities of $0.1 billion in the first six months of 2004, the same as the first six months of 2003. Equipment under operating leases is subject to our routine impairment review process, which we conduct at least annually considering current and estimated future lease rates as well as customer prospects. We regularly and comprehensively evaluate the recoverability of our loan and investment securities portfolio and assess prospects of our customers. Based upon our consideration of relevant factors, we do not believe that any of our positions is impaired at June 30, 2004.

     Three commercial airline customers are, or have recently been, operating under bankruptcy protection. Following is a discussion of those airlines.

     US Airways Group, parent of US Airways, emerged from its 2002 bankruptcy on March 31, 2003. Our June 30, 2004, US Airways position of $3.0 billion comprised loans, leases, investment securities and commitments, all substantially secured by various equipment, including aircraft. During 2004, as US Airways continued to experience financial difficulties and debt rating downgrade, we negotiated improved terms on our previously committed regional jet financing and obtained certain cross-default provisions. We continue to monitor US Airways' progress in implementing the revised business plan under which all of our obligations would be satisfied in accordance with their terms.

     UAL Corp., the parent company of United Airlines, is currently operating under bankruptcy protection. Our June 30, 2004, United Airlines position of $1.6 billion comprised loans fully secured by commercial aircraft and assets subject to operating leases.

(34)

     Air Canada is currently operating under Canadian bankruptcy protection. Our June 30, 2004, Air Canada position of $2.6 billion was fully secured and comprised debtor-in-possession (DIP) financing during the reorganization period as well as loan and lease arrangements. A significant portion of Air Canada's lease obligations to us is cross-collateralized by security for the DIP facility.

E. Debt Instruments

     During the first six months of 2004, GECS and GECS affiliates issued $27 billion of long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 19. This debt was both fixed and floating rate, and was issued to institutional and retail investors in the U.S. and 14 other global markets . Maturities ranged from one to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also for acquisitions and organic growth. We anticipate that we will issue between $26 billion and $31 billion of additional long-term debt during the remainder of 2004, although the ultimate amount we issue will depend on our needs and on the markets.

     Following is an analysis of GECS debt obligations other than debt of consolidated, liquidating securitization entities at June 30, 2004, and December 31, 2003.
At June 30, 2004		At December 31, 2003

Senior notes	54%	55%
Commercial paper	27	27
Current portion of long-term debt	14	13
Other – bank and other retail deposits	5	5

Total	100%	100%

During the first six months of 2004, GECS paid $1.5 billion of special dividends to GE, of which $1.3 billion was generated from the proceeds of the Genworth initial public offering and $0.2 billion was related to more efficient capital management in the Insurance segment.

Item 4. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(35)

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(Shares in thousands)
Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(b)	Approximate dollar value of shares that may yet be purchased under our share repurchase program

2004
April	2,581	$30.86	770
May	4,926	$30.60	640
June	6,440	$32.11	375

Total	13,947	$31.34	1,785	$6.9 billion

(a)

This category includes 12,162 shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investments options by plan participants.

(b)

This balance represents the number of shares repurchased through the 1994 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $30 billion of Company common stock. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Shareowners of General Electric Company was held on April 28, 2004.
(b)	All director nominees were elected.
(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
	Votes Cast

	For	Against	Abstain	Broker Non-votes

Management Proposals

Ratification of selection of independent auditors for 2004	8,270,709,190	234,409,793	70,680,958	0
Approval of revenue measurement added to executive officer performance goals	5,958,210,579	458,555,878	140,697,086	0

(36)

Shareowner Proposals

(1)	Relating to cumulative voting	1,299,316,778	4,889,543,832	368,602,934	2,018,336,397
(2)	Relating to animal testing	229,861,074	5,729,954,497	597,647,973	2,018,336,397
(3)	Relating to nuclear risk	435,993,763	5,610,137,940	511,331,841	2,018,336,397
(4)	Relating to report on PCB cleanup costs	768,543,010	5,280,418,318	508,502,216	2,018,336,397
(5)	Relating to offshore sourcing	491,662,430	5,563,930,559	501,870,555	2,018,336,397
(6)	Relating to sustainability index	434,552,079	5,517,739,472	605,171,993	2,018,336,397
(7)	Relating to compensation committee independence	1,049,134,865	5,396,716,586	111,612,093	2,018,336,397
(8)	Relating to pay disparity	542,787,927	5,741,104,742	273,570,875	2,018,336,397
(9)	Relating to ending stock options and bonuses	377,613,162	6,060,495,398	119,354,982	2,018,336,397
(10)	Relating to limiting outside directorships	1,511,576,709	4,889,051,697	156,835,138	2,018,336,397
(11)	Relating to independent Board Chairman	1,200,390,958	5,244,547,176	112,525,410	2,018,336,397
(12)	Relating to exploring sale of company	154,126,970	6,261,635,342	141,701,232	2,018,336,397
(13)	Relating to holding stock from stock options	502,752,236	5,875,910,595	178,800,713	2,018,336,397
(14)	Relating to Board independence	893,594,223	5,544,043,315	119,826,006	2,018,336,397
(15)	Relating to political contributions	600,264,336	5,456,617,878	500,581,328	2,018,336,397

(37)

Election of Directors
Director	Votes Received	Votes Withheld

James I. Cash, Jr.	8,303,352,633	272,447,308
Dennis D. Dammerman	8,370,753,461	205,046,480
Ann M. Fudge	8,421,080,720	154,719,221
Claudio X. Gonzalez	7,091,587,693	1,484,212,248
Jeffrey R. Immelt	8,370,043,648	205,756,293
Andrea Jung	8,408,049,115	167,750,826
Alan G. (A.G.) Lafley	8,400,552,385	175,247,556
Kenneth G. Langone	8,093,461,881	482,338,060
Ralph S. Larsen	8,423,207,454	152,592,487
Rochelle B. Lazarus	8,424,591,790	151,208,151
Sam Nunn	8,231,080,024	344,719,917
Roger S. Penske	8,220,926,293	354,873,648
Robert J. Swieringa	8,315,197,097	260,602,844
Douglas A. Warner III	8,287,209,777	288,590,164
Robert C. Wright	8,376,383,119	199,416,822

Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

	Exhibit 11	Computation of Per Share Earnings*

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

	Exhibit 31(a)	Certifications of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 31(b)	Certifications of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350

	Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed, consolidated financial statements in this report.

(38)

b.	Reports on Form 8-K during the quarter ended June 30, 2004.

A Form 8-K was filed on April 6, 2004, under Items 5 and 7, relating to an Underwriting Agreement entered into on March 8, 2004, covering our sale of 119,385,000 shares of GE common stock.

A Form 8-K was furnished on April 8, 2004, under Items 5, 7, 9 and 12, relating to GE's April 8, 2004, press release setting forth GE's first quarter 2004 earnings.

A Form 8-K/A was filed on April 19, 2004, under Items 5 and 7, correcting an arithmetic error in GE's Form 8-K filed on March 30, 2004 which provided information about the January 1, 2004, reorganization of our businesses.

A Form 8-K was filed on June 14, 2004, under Items 5 and 7, relating to William Castell's election as Vice Chairman of our Board of Directors.

(39)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 30, 2004	/s/ Philip D. Ameen

Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(40)