Form 10-Q
period 2004-09-30
GENERAL ELECTRIC CO
filed 2004-10-26
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 1-35 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

New York	14-0689340

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3135 Easton Turnpike, Fairfield, CT	06828-0001

(Address of principal executive offices)	(Zip Code)

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

     There were 10,572,133,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2004.

(1)

General Electric Company

Forward-Looking Statements

This document contains "forward-looking statements" – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," or "will." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; from unanticipated loss development in our insurance businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Three months ended September 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2004	2003	2004	2003	2004	2003

Sales of goods	$13,508	$12,146	$12,813	$11,626	$706	$527
Sales of services	8,099	4,779	8,154	4,837	–	–
Other income	189	206	193	235	–	–
Earnings of GECS before accounting change	–	–	2,233	2,207	–	–
GECS revenues from services	16,476	16,263	–	–	16,843	16,480

Total revenues	38,272	33,394	23,393	18,905	17,549	17,007

Cost of goods sold	10,349	9,247	9,686	8,795	674	459
Cost of services sold	5,578	3,042	5,633	3,100	–	–
Interest and other financial charges	2,943	2,723	355	282	2,703	2,558
Insurance losses and policyholder and annuity benefits	3,858	4,168	–	–	3,910	4,168
Provision for losses on financing receivables	785	1,061	–	–	785	1,061
Other costs and expenses	9,401	7,956	3,075	2,241	6,530	5,844
Minority interest in net earnings of consolidated affiliates	269	77	143	44	126	33

Total costs and expenses	33,183	28,274	18,892	14,462	14,728	14,123

Earnings before income taxes and accounting change	5,089	5,120	4,501	4,443	2,821	2,884
Provision for income taxes	(1,038)	(1,099)	(450)	(422)	(588)	(677)

Earnings before accounting change	4,051	4,021	4,051	4,021	2,233	2,207
Cumulative effect of accounting change (note 3)	–	(372)	–	(372)	–	(339)

Net earnings	$4,051	$3,649	$4,051	$3,649	$2,233	$1,868

Per-share amounts before accounting change
Diluted earnings per share	$0.38	$0.40
Basic earnings per share	$0.38	$0.40

Per-share amounts after accounting change
Diluted earnings per share	$0.38	$0.36
Basic earnings per share	$0.38	$0.36

Dividends declared per share	$0.20	$0.19

See notes to condensed, consolidated financial statements. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates
	Nine months ended September 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions; per-share amounts in dollars)	2004	2003	2004	2003	2004	2003

Sales of goods	$38,915	$35,500	$36,995	$33,931	$2,010	$1,582
Sales of services	20,457	15,710	20,647	15,930	–	–
Other income	650	409	660	458	–	–
Earnings of GECS before accounting changes	–	–	5,774	5,479	–	–
GECS revenues from services	48,635	45,604	–	–	49,615	46,179

Total revenues	108,657	97,223	64,076	55,798	51,625	47,761

Cost of goods sold	30,210	26,288	28,374	24,940	1,926	1,361
Cost of services sold	13,460	9,707	13,650	9,927	–	–
Interest and other financial charges	8,503	8,002	643	705	8,192	7,554
Insurance losses and policyholder and annuity benefits	11,190	12,409	–	–	11,342	12,409
Provision for losses on financing receivables	2,744	2,799	–	–	2,744	2,799
Other costs and expenses	27,960	23,420	8,531	7,018	19,935	16,769
Minority interest in net earnings of consolidated affiliates	539	219	291	123	248	96

Total costs and expenses	94,606	82,844	51,489	42,713	44,387	40,988

Earnings before income taxes and accounting changes	14,051	14,379	12,587	13,085	7,238	6,773
Provision for income taxes	(2,836)	(3,350)	(1,372)	(2,056)	(1,464)	(1,294)

Earnings before accounting changes	11,215	11,029	11,215	11,029	5,774	5,479
Cumulative effect of accounting changes (notes 3 and 4)	–	(587)	–	(587)	–	(339)

Net earnings	$11,215	$10,442	$11,215	$10,442	$5,774	$5,140

Per-share amounts before accounting changes
Diluted earnings per share	$1.08	$1.10
Basic earnings per share	$1.08	$1.10

Per-share amounts after accounting changes
Diluted earnings per share	$1.08	$1.04
Basic earnings per share	$1.08	$1.04

Dividends declared per share	$0.60	$0.57

See notes to condensed, consolidated financial statements. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates
	Consolidated		GE		Financial Services (GECS)

(In millions; except share amounts)	9/30/04	12/31/03	9/30/04	12/31/03	9/30/04	12/31/03

Cash and equivalents	$10,075	$12,664	$1,646	$1,670	$8,582	$11,273
Investment securities	125,291	122,290	173	380	125,118	121,910
Current receivables	12,468	10,732	12,721	10,973	–	–
Inventories	9,734	8,752	9,531	8,555	203	197
Financing receivables – net	253,315	247,906	–	–	253,315	247,906
Other GECS receivables	38,997	37,260	–	–	42,543	39,616
Property, plant and equipment (including equipment leased to others) – net	61,447	53,388	16,126	14,566	45,321	38,822
Investment in GECS	–	–	48,989	45,308	–	–
Intangible assets – net	81,372	55,025	53,984	30,204	27,388	24,821
All other assets	111,921	99,466	38,027	30,448	74,955	69,981

Total assets	$704,620	$647,483	$181,197	$142,104	$577,425	$554,526

Short-term borrowings	$153,164	$157,397	$1,236	$2,555	$152,329	$155,468
Accounts payable, principally trade accounts	23,587	19,931	9,316	8,753	17,574	13,547
Progress collections and price adjustments accrued	3,854	4,433	3,854	4,433	–	–
Other GE current liabilities	19,581	17,356	19,583	17,356	–	–
Long-term borrowings	186,336	172,314	10,022	8,388	177,210	164,850
Insurance liabilities, reserves and annuity benefits	138,161	136,264	–	–	138,496	136,264
All other liabilities	46,168	41,767	22,907	18,449	23,337	23,238
Deferred income taxes	15,675	12,647	4,816	1,911	10,859	10,736

Total liabilities	586,526	562,109	71,734	61,845	519,805	504,103

Minority interest in equity of consolidated affiliates	16,317	6,194	7,686	1,079	8,631	5,115

Accumulated gains/(losses) – net (a)
Investment securities	1,111	1,620	1,111	1,620	1,693	1,823
Currency translation adjustments	2,691	2,987	2,691	2,987	2,298	2,639
Derivatives qualifying as hedges	(1,027)	(1,792)	(1,027)	(1,792)	(1,369)	(1,727)
Common stock (10,572,133,000 and 10,063,120,000 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	669	669	669	669	1	1
Other capital	23,502	17,497	23,502	17,497	12,352	12,268
Retained earnings	87,761	82,796	87,761	82,796	34,014	30,304
Less common stock held in treasury	(12,930)	(24,597)	(12,930)	(24,597)	–	–

Total shareowners' equity	101,777	79,180	101,777	79,180	48,989	45,308

Total liabilities and equity	$704,620	$647,483	$181,197	$142,104	$577,425	$554,526

(a)

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $2,775 million and $2,815 million at September 30, 2004 and December 31, 2003, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for "GE" and "Financial Services (GECS)." September 30, 2004 information is unaudited. Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates
	Nine months ended September 30 (Unaudited)

	Consolidated		GE		Financial Services (GECS)

(In millions)	2004	2003	2004	2003	2004	2003

Cash flows – operating activities
Net earnings	$11,215	$10,442	$11,215	$10,442	$5,774	$5,140
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	–	587	–	587	–	339
Depreciation and amortization of property, plant and equipment	6,158	5,124	1,768	1,674	4,390	3,450
Earnings retained by GECS	–	–	(3,710)	(4,227)	–	–
Deferred income taxes	(2,197)	256	(141)	184	(2,056)	72
Decrease in GE current receivables	690	984	678	1,051	–	–
Decrease (increase) in inventories	(475)	149	(452)	200	(23)	(51)
Increase in accounts payable	4,341	1,879	334	125	4,648	2,193
Decrease in GE progress collections	(565)	(1,863)	(565)	(1,863)	–	–
Increase in insurance liabilities, reserves and annuity benefits	3,645	773	–	–	3,645	773
Provision for losses on financing receivables	2,744	2,799	–	–	2,744	2,799
All other operating activities	1,423	1,774	581	(795)	1,322	2,150

Cash from operating activities	26,979	22,904	9,708	7,378	20,444	16,865

Cash flows – investing activities
Additions to property, plant and equipment	(9,247)	(6,527)	(1,297)	(1,309)	(7,950)	(5,218)
Net decrease in financing receivables	625	51	–	–	625	51
Payments for principal businesses purchased	(20,060)	(10,503)	(3,889)	(1,336)	(16,171)	(9,167)
All other investing activities	2,651	979	351	(253)	1,314	841

Cash used for investing activities	(26,031)	(16,000)	(4,835)	(2,898)	(22,182)	(13,493)

Cash flows – financing activities
Decrease in borrowings (maturities 90 days or less)	(8,191)	(20,779)	(1,350)	(4,053)	(7,062)	(16,568)
Newly issued debt (maturities longer than 90 days)	43,532	50,468	331	5,185	43,173	45,423
Repayments and other reductions (maturities longer than 90 days)	(33,556)	(31,542)	(1,584)	(171)	(31,972)	(31,371)
Net dispositions of GE treasury shares	3,864	328	3,864	328	–	–
Dividends paid to shareowners	(6,158)	(5,729)	(6,158)	(5,729)	(2,064)	(1,252)
All other financing activities	(3,028)	(226)	–	–	(3,028)	(226)

Cash used for financing activities	(3,537)	(7,480)	(4,897)	(4,440)	(953)	(3,994)

Increase (decrease) in cash and equivalents	(2,589)	(576)	(24)	40	(2,691)	(622)
Cash and equivalents at beginning of year	12,664	8,910	1,670	1,079	11,273	7,918

Cash and equivalents at September 30	$10,075	$8,334	$1,646	$1,119	$8,582	$7,296

See notes to condensed, consolidated financial statements. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and Financial Services (GECS) have been eliminated from the "Consolidated" columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates
	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)

(In millions)	2004	2003	2004	2003

Revenues
Advanced Materials	$2,035	$1,739	$5,968	$5,158
Commercial Finance	6,028	5,205	17,151	15,161
Consumer Finance	4,011	3,499	11,430	9,304
Consumer & Industrial	3,423	3,212	10,010	9,386
Energy	4,113	4,343	12,096	13,374
Equipment & Other Services	1,966	1,479	5,993	3,312
Healthcare	3,330	2,336	9,197	6,878
Infrastructure	857	797	2,495	2,233
Insurance	5,544	6,824	17,051	19,984
NBC Universal	4,096	1,517	8,545	4,943
Transportation	3,777	3,156	11,085	9,524
Corporate items and eliminations	(908)	(713)	(2,364)	(2,034)

Consolidated revenues	$38,272	$33,394	$108,657	$97,223

Segment profit (a)
Advanced Materials	$131	$159	$463	$415
Commercial Finance	1,246	1,060	3,176	2,762
Consumer Finance	681	595	1,883	1,655
Consumer & Industrial	163	124	516	425
Energy	639	986	1,923	2,941
Equipment & Other Services	186	(52)	132	(562)
Healthcare	503	383	1,426	1,129
Infrastructure	146	132	393	331
Insurance	120	604	583	1,624
NBC Universal	536	431	1,698	1,462
Transportation	773	604	2,220	1,846

Total segment profit	5,124	5,026	14,413	14,028
GE corporate items and eliminations	(268)	(301)	(1,183)	(238)
GE interest and other financial charges	(355)	(282)	(643)	(705)
GE provision for income taxes	(450)	(422)	(1,372)	(2,056)

Earnings before accounting changes	4,051	4,021	11,215	11,029
Cumulative effect of accounting changes	–	(372)	–	(587)

Consolidated net earnings	$4,051	$3,649	$11,215	$10,442

(a)

Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; gains/losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how a particular segment management is measured – excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit, or "segment net earnings," for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, "GE" represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and "consolidated" represents the adding together of GE and GECS with the effects of transactions between the two eliminated. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we reorganized our businesses on January 1, 2004, around markets and customers, reducing our number of reporting segments from 14 to 11. On March 30, 2004, we provided the required reclassified prior-period information about this reorganization in a Form 8-K (as amended on April 19, 2004). We have reclassified certain prior-period amounts to conform to the current period's presentation.

     Accounting in the broadcasting and film industries is prescribed for U.S. enterprises by industry-specific accounting literature. To clarify our policies for NBC Universal (NBCU) following the merger, we will replace the NBC-related information included in note 1 of our December 31, 2003, Annual Report on Form 10-K with the following:

Sales of Goods and Services

     We record broadcast and cable advertising sales when advertisements are aired, net of provision for any viewer shortfalls ("make goods"). We record sales from theatrical distribution of films as the films are exhibited; sales of home videos, net of a return provision, when the videos are shipped and available for sale by retailers; and fees from cable, satellite and other licensing of film and television programming when we make the material available for airing.

Film and Television Costs

     We defer film and television production costs, including direct costs, production overhead, development costs and interest. We do not defer costs of film exploitation, which principally comprise costs of film marketing and distribution. We amortize deferred film costs and associated participation and residual costs on an individual film basis using the ratio of the current period's gross revenues to estimated total remaining gross revenues from all sources and state such costs at the lower of amortized cost or fair value. We defer the costs of acquired broadcast material, including rights to material for use on NBCU's broadcast and cable networks, at the earlier of acquisition or when the license period begins and the material is available for use. We amortize acquired broadcast material and rights when we broadcast the associated programs, and state such costs at the lower of amortized cost or net realizable value.

(8)

     2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30 and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/en/company/investor/secreports.htm.

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

     We adopted FIN 46, Consolidation of Variable Interest Entities on July 1, 2003, and for the first time consolidated certain special purpose entities. In total, transition resulted in a $372 million ($0.04 per share) after-tax accounting charge to our third quarter 2003 net earnings which is reported in the caption "Cumulative effect of accounting changes."

  FIN 46 required that, if practicable, we consolidate assets and liabilities of FIN 46 entities based on their carrying amounts. For us, such transition losses were primarily associated with interest rate swaps that did not qualify for hedge accounting before transition. Additional transition losses arose from recording carrying amounts of assets and liabilities as we eliminated certain previously recognized gains.

  When it was impracticable to determine carrying amounts, as defined, FIN 46 required assets and liabilities to be consolidated at their July 1, 2003, fair values. We recognized a loss on consolidation of certain of these entities because the fair value of associated liabilities, including the fair values of interest rate swaps, exceeded independently appraised fair values of their related assets.

  For assets that had been securitized using qualifying special purpose entities (QSPEs), transition carrying amounts were based on hypothetical repurchase of the assets at fair value. Transition effects associated with consolidation of these assets and liabilities were insignificant, as were transition effects of consolidating assets and liabilities associated with issuance of guaranteed income contracts (GICs).

(9)

     FIN 46 and FIN 46R changed the accounting for certain types of entities we use in the ordinary course of our securitization activities. Securitization entities consolidated as a result of FIN 46 and FIN 46R differ from other entities included in our consolidated financial statements because, by terms of relevant governing documents, the assets they hold, which are typically financial in nature, are legally isolated and are unavailable to us under any circumstances. Similarly, their liabilities are not our legal obligations but repayment depends primarily on cash flows generated by their assets. These securitization entities normally issue debt in the form of asset-backed securities, that is, debt secured by assets in the entity. We refer to certain of these entities as "consolidated, liquidating securitization entities" because we do not intend to replace the assets they contain; rather, we intend that such entities will liquidate as their assets are repaid. Because their assets and liabilities differ from other assets and liabilities in our financial statements, we are providing supplemental information about these entities below and in notes 9 and 12 along with information about off-balance sheet securitization entities.
	At

(In millions)	9/30/04	12/31/03

Assets in consolidated, liquidating securitization entities are shown in the following captions:
Investment securities	$1,328	$1,566
Financing receivables – net (note 9)	14,786	21,877
All other assets	2,380	2,352
Other, principally insurance receivables	345	668
Total	18,839	26,463

Off-balance sheet (a)	31,765	26,810

Total securitized assets	$50,604	$53,273

(a)	Of amounts off-balance sheet, $6,140 million at September 30, 2004 and $5,759 million at December 31, 2003, were in entities to which we provide credit and/or liquidity support.

     We continue to engage in off-balance sheet securitization transactions with third-party entities and to use public market, term securitizations. The following table provides further information about the nature of the assets in securitization entities that are both consolidated and off-balance sheet.

	At

(In millions)	9/30/04	12/31/03

Receivables and other assets secured by:
Equipment	$13,039	$15,616
Commercial real estate	15,116	16,713
Other assets	11,462	9,114
Credit card receivables	7,090	8,581
Other trade receivables	3,897	3,249

Total securitized assets	$50,604	$53,273

(10)

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

     5. GECS revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004		2003

Premiums earned by insurance businesses	$3,787	$4,638	$12,254		$14,275
Interest on time sales and loans	4,816	4,586	14,130		12,765
Operating lease rentals	2,860	1,757	7,929		5,270
Investment income	1,634	1,690	4,751		4,744
Financing leases	1,003	1,097	3,183		3,139
Fees	1,010	726	2,805		2,071
Other income	1,733	1,986	4,563	(a)	3,915

Total	$16,843	$16,480	$49,615		$46,179

(a)	Includes the loss on the Genworth Financial, Inc. (Genworth) initial public offering of $388 million.

(11)

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
	Principal Pension Plans

	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

Expected return on plan assets	$987	$1,017	$2,965	$3,053
Service cost for benefits earned (a)	(289)	(394)	(939)	(928)
Interest cost on benefit obligation	(550)	(547)	(1,648)	(1,631)
Prior service cost	(70)	(70)	(247)	(178)
Net actuarial gain (loss) recognized	(39)	151	(108)	461

Income from principal pension plans	$39	$157	$23	$777

(a)	Net of participant contributions.

	Principal Retiree Health and Life Insurance Plans

	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

Expected return on plan assets	$38	$40	$112	$120
Service cost for benefits earned	(51)	(130)	(181)	(238)
Interest cost on benefit obligation	(127)	(149)	(393)	(387)
Prior service cost	(75)	(74)	(224)	(116)
Net actuarial loss recognized	(11)	(32)	(47)	(96)

Cost of principal retiree benefit plans	$(226)	$(345)	$(733)	$(717)

(12)

     7. GE's authorized common stock consists of 13,200,000,000 shares, each having a par value of $0.06. Information related to the calculation of earnings per share follows.
	Three months ended September 30

	2004		2003

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting change for per-share calculation (a)	$4,051	$4,051	$4,021	$4,021
Cumulative effect of accounting change	–	–	(372)	(372)

Net earnings available for per-share calculation (a)	$4,051	$4,051	$3,649	$3,649

Average equivalent shares
Shares of GE common stock	10,566	10,566	10,031	10,031
Employee compensation-related shares, including stock options	44	–	54	–

Total average equivalent shares	10,610	10,566	10,085	10,031

Per-share amounts
Earnings before accounting change	$0.38	$0.38	$0.40	$0.40
Cumulative effect of accounting change	–	–	(0.04)	(0.04)

Net earnings	$0.38	$0.38	$0.36	$0.36

	Nine months ended September 30

	2004		2003

(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Earnings before accounting changes for per-share calculation (a)	$11,215	$11,215	$11,030	$11,029
Cumulative effect of accounting changes	–	–	(587)	(587)

Net earnings available for per-share calculation (a)	$11,215	$11,215	$10,443	$10,442

Average equivalent shares
Shares of GE common stock	10,353	10,353	10,007	10,007
Employee compensation-related shares, including stock options	45	–	58	–

Total average equivalent shares	10,398	10,353	10,065	10,007

Per-share amounts
Earnings before accounting changes	$1.08	$1.08	$1.10	$1.10
Cumulative effect of accounting changes	–	–	(0.06)	(0.06)

Net earnings	$1.08	$1.08	$1.04	$1.04

(a)			Includes dividend equivalents of less than $1 million in each period.

(13)

     8. Inventories consisted of the following.
	At

(In millions)	9/30/04	12/31/03

Raw materials and work in process	$5,186	$4,530
Finished goods	4,780	4,573
Unbilled shipments	350	281
Revaluation to LIFO	(582)	(632)

Total	$9,734	$8,752

     9. Financing receivables – net, consisted of the following.
	At

(In millions)	9/30/04	12/31/03

Time sales and loans, net of deferred income	$193,278	$188,842
Investment in financing leases, net of deferred income	66,529	65,320

	259,807	254,162
Allowance for losses on financing receivables	(6,492)	(6,256)

Financing receivables – net	$253,315	$247,906

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:
	At

(In millions)	9/30/04	12/31/03

Time sales and loans, net of deferred income	$12,300	$18,050
Investment in financing leases, net of deferred income	2,507	3,827

	14,807	21,877
Allowance for losses on financing receivables	(21)	–

Financing receivables – net	$14,786	$21,877

     10. Property, plant and equipment (including equipment leased to others) – net, consisted of the following.
	At

(In millions)	9/30/04	12/31/03

Original cost	$103,929	$91,212
Less: accumulated depreciation and amortization	42,482	37,824

Property, plant and equipment – net	$61,447	$53,388

(14)

     11. Intangible assets – net, consisted of the following.
	At

(In millions)	9/30/04	12/31/03

Goodwill	$69,739	$47,487
Capitalized software	2,575	2,478
Present value of future profits (PVFP)	1,438	1,562
Other intangibles	7,620	3,498

Total	$81,372	$55,025

     Intangible assets were net of accumulated amortization of $16,855 million at September 30, 2004, and $16,051 million at December 31, 2003.

Goodwill

     Changes in goodwill balances follow.
(In millions)	Balance 1/1/04	Acquisitions/ purchase accounting adjustments	Inter-segment Transfers	Currency exchange and other	Balance 9/30/04

Advanced Materials	$2,810	$(6)	$–	$(8)	$2,796
Commercial Finance	8,627	800	523	(32)	9,918
Consumer Finance	7,779	1,000	384	(75)	9,088
Consumer & Industrial	795	–	–	(12)	783
Energy	4,212	191	–	(43)	4,360
Equipment & Other Services	1,029	4	(523)	1,036 (a)	1,546
Healthcare	4,766	8,386	–	30	13,182
Infrastructure	3,725	15	–	–	3,740
Insurance	4,092	10	(384)	11	3,729
NBC Universal	6,448	10,957	–	–	17,405
Transportation	3,204	10	–	(22)	3,192

Total	$47,487	$21,367	$–	$885	$69,739

(a)		Includes $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004 (see note 3).

(15)

     The amount of goodwill related to transactions recorded during the first nine months of 2004 was $20,586 million; the largest of which were our merger of NBC with Vivendi Universal Entertainment LLLP ($10,589 million) and our acquisitions of Amersham plc ($8,290 million) by Healthcare, WMC Finance Co. ($564 million) by Consumer Finance, and Sophia S.A. ($475 million) and most of the commercial lending business of Transamerica Finance Corporation ($308 million) by Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised. During 2004, we increased goodwill associated with previous acquisitions by $781 million; the largest such adjustment was an incremental $205 million associated with the 2003 acquisition of First National Bank by Consumer Finance.

Intangibles Subject to Amortization
	At September 30, 2004			At December 31, 2003

(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$3,334	$(1,896)	$1,438	$3,348	$(1,786)	$1,562
Capitalized software	5,559	(2,984)	2,575	4,911	(2,433)	2,478
Servicing assets (a)	3,549	(3,451)	98	3,539	(3,392)	147
Patents, licenses and other	5,887	(999)	4,888	2,721	(806)	1,915
All other	1,063	(486)	577	1,095	(417)	678

Total	$19,392	$(9,816)	$9,576	$15,614	$(8,834)	$6,780

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $9 billion and $14 billion at September 30, 2004 and December 31, 2003, respectively.

     Indefinite-lived intangible assets were $2,057 million and $758 million at September 30, 2004 and December 31, 2003, respectively, and comprised trademarks, tradenames and U.S. Federal Communication Commission licenses.

     Consolidated amortization expense related to amortizable intangible assets was $425 million and $352 million for the quarters ended September 30, 2004 and 2003, respectively. Consolidated amortization expense related to amortizable intangible assets was $1,183 million and $1,134 million for the nine months ended September 30, 2004 and 2003, respectively.

(16)

Present Value of Future Profits

     Changes in PVFP balances follow.
	Nine months ended September 30

(In millions)	2004	2003

Balance at January 1	$1,562	$2,457
Acquisitions	–	–
Dispositions	–	(574)
Accrued interest (a)	68	89
Amortization	(172)	(277)
Other	(20)	(18)

Balance at September 30	$1,438	$1,677

(a)	Interest was accrued at a rate of 6.4% and 5.8% for the nine months ended September 30, 2004 and 2003, respectively.

     We evaluate recoverability of PVFP periodically by comparing the current estimate of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2004 or 2003.

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
2004	2005	2006	2007	2008

8.8%	8.2%	7.5%	6.9%	6.4%

(17)

     12. GECS borrowings are summarized in the following table.
	Consolidated GECS Borrowings		Other than consolidated, liquidating securitization entities		Consolidated, liquidating securitization entities

	At

(In millions)	9/30/04	12/31/03	9/30/04	12/31/03	9/30/04	12/31/03

Short-term borrowings

Commercial paper
Unsecured	$80,251	$80,598	$80,251	$80,598	$–	$–
Asset-backed	15,004	21,998	–	–	15,004	21,998
Current portion of long- term debt	40,776	38,367	40,072	37,885	704	482
Other	16,298	14,505	16,298	14,505	–	–

Total	152,329	155,468	136,621	132,988	15,708	22,480

Long-term borrowings

Senior notes	163,835	150,997	162,532	149,049	1,303	1,948
Extendible notes	12,259	12,591	11,992	12,229	267	362
Subordinated notes	1,116	1,262	1,116	1,262	–	–

Total	177,210	164,850	175,640	162,540	1,570	2,310

Total borrowings	$329,539	$320,318	$312,261	$295,528	$17,278	$24,790

     13. A summary of increases (decreases) in shareowners' equity that did not result directly from transactions with shareowners, net of income taxes, follows.
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

Net earnings	$4,051	$3,649	$11,215	$10,442
Investment securities – net changes in value	1,129	(2,948)	(509)	380
Issuance of NBCU shares (note 15) and other	–	–	2,130	–
Currency translation adjustments – net	36	(128)	(296)	1,863
Derivatives qualifying as hedges – net changes in value	124	1,329	765	192

Total	$5,340	$1,902	$13,305	$12,877

(18)

     14. In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation for stock options and stock appreciation rights, using the prospective method of transition. We first measure the total cost of each grant at the grant date using the Black-Scholes option pricing model. We then recognize each grant's total cost over the period that the options or stock appreciation rights vest. Under this approach, we charged $29 million and $22 million to net earnings in the third quarters of 2004 and 2003, respectively, and $74 million and $66 million in the first nine months of 2004 and 2003, respectively. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options and stock appreciation rights, follows.
	Three months ended September 30

(In millions; per-share amounts in dollars)	2004	2003

Net earnings, as reported	$4,051	$3,649
Earnings per share, as reported
Diluted	0.38	0.36
Basic	0.38	0.36
Stock option and appreciation rights expense included in net earnings	29	22
Total stock option expense (a)	67	80

Pro-Forma Effects
Net earnings, on pro-forma basis	4,013	3,591
Earnings per share, on pro-forma basis
Diluted	0.38	0.36
Basic	0.38	0.36

	Nine months ended September 30

(In millions; per-share amounts in dollars)	2004	2003

Net earnings, as reported	$11,215	$10,442
Earnings per share, as reported
Diluted	1.08	1.04
Basic	1.08	1.04
Stock option and appreciation rights expense included in net earnings	74	66
Total stock option expense (a)	188	239

Pro-Forma Effects
Net earnings, on pro-forma basis	11,101	10,269
Earnings per share, on pro-forma basis
Diluted	1.07	1.02
Basic	1.07	1.03

(a)

As if we had applied SFAS 123 since its original effective date. Includes $29 million and $22 million actually recognized in the third quarter of 2004 and 2003 net earnings, respectively. Includes $74 million and $66 million actually recognized in net earnings in the nine months ended September 30, 2004 and 2003, respectively.

(19)

     15. On April 8, 2004, we acquired all of the outstanding common shares of Amersham plc, a world leader in medical diagnostics and life sciences. The total purchase price of $11.4 billion included 341.7 million shares of GE common stock valued at $10.7 billion, cash of $0.2 billion and assumed debt of $0.5 billion. Allocation of the purchase price assigned $8.3 billion to goodwill, $2.8 billion to identified intangible assets that will be amortized over periods ranging from five to 25 years, $0.2 billion to acquired inventories and $0.1 billion to acquired in-process research and development projects charged to operations in the second quarter.

     On May 11, 2004, we completed the merger of NBC with Vivendi Universal Entertainment LLLP (VUE) and certain related assets to create one of the world's leading media companies, NBC Universal, Inc. (NBC Universal or NBCU). Twenty percent of NBCU's shares were issued to Vivendi Universal (VU) as partial consideration for VU's interest in VUE and the related assets. Our acquired interest in VUE and the related assets was valued at $14.4 billion, for which we exchanged the NBCU shares, paid cash to VUE shareowners of $3.7 billion and assumed debt of $2.5 billion. In March 2004, we had issued 119.4 million shares of our common stock for net cash proceeds of $3.8 billion, and we used most of those proceeds to fund the $3.7 billion we paid to VU. The allocation of our acquired interest assigned $10.7 billion to goodwill, $1.5 billion to indefinite-lived intangibles and $0.3 billion to identified intangible assets that will be amortized over periods ranging from two to 20 years. As a result of issuing the NBCU shares, we essentially disposed of 20% of NBC, and therefore recorded an increase in shareowners' equity of $2.2 billion, net of tax. Holders of 5.44% of the VUE common interests did not participate in the merger and remained minority shareowners of VUE at September 30, 2004. One such minority shareowner also owns an $0.8 billion preferred interest in VUE that is mandatorily redeemable for cash in 2022. The present value of that obligation is reported with all other liabilities, while U.S. Treasury securities held by VUE in the same amount and designated to repay this obligation are reported as all other assets.

     On May 28, 2004, we completed the initial public offering of approximately 146 million shares, 30% of the common shares, of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. The transaction resulted in a second quarter pre-tax loss of $570 million ($336 million after tax) reported in our Insurance segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     General Electric Company's consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

     In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). Certain of these data are considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this report on Form 10-Q.

(20)

A. Results of Operations

Overview

     General Electric Company earnings before accounting change were $4.051 billion ($0.38 per share) in the third quarter of 2004, compared with $4.021 billion ($0.40 per share) in the third quarter of 2003. Excluding the effect of our insurance portfolio repositioning and earnings from our principal pension plans, earnings before accounting changes grew 13% and earnings per share grew 6%. Net earnings increased 11% to $4.051 billion ($0.38 per share) in the third quarter of 2004, compared with $3.649 billion ($0.36 per share) in the third quarter of 2003. Net earnings in 2003 include the one-time, non-cash effect of adopting a new accounting rule (discussed in note 3 of this Form 10-Q report).

     For the first nine months of 2004, earnings before accounting changes rose 2% to $11.215 billion ($1.08 per share) compared with last year's $11.029 billion ($1.10 per share). Net earnings for the first nine months of 2004 of $11.215 billion ($1.08 per share) rose 7%, compared with $10.442 billion ($1.04 per share) in 2003. Earnings before accounting changes exclude the one-time, non-cash effects of adopting new accounting rules in 2003 (discussed in notes 3 and 4 of this Form 10-Q report).

     Revenues of $38.3 billion were 15% higher than in the third quarter of 2003. Industrial sales increased 27% to $21.0 billion reflecting the combined effect of acquisitions, core growth and the Olympics broadcast by NBC Universal (NBCU). Sales of product services (including sales of spare parts and monitoring, maintenance and repair services) grew 19% to $6.3 billion in the third quarter. Financial services revenues of $17.5 billion were up 3% over the third quarter of last year.

     Revenues for the first nine months of 2004 rose 12% to $108.7 billion, compared with $97.2 billion last year. GE sales of goods and services of $57.6 billion were 16% higher than in 2003, primarily reflecting the effects of acquisitions, core growth and the Olympics broadcast, partially offset by the anticipated decline in heavy-duty gas turbine sales at Energy. Financial services revenues of $51.6 billion were 8% higher than in 2003 as a result of acquisitions and origination growth, primarily at Commercial Finance and Consumer Finance, and the consolidation of certain businesses as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), partially offset by the absence of revenues from businesses disposed of in 2003 and the effects of the Genworth Financial, Inc. (Genworth) initial public offering at Insurance.

     GE operating margin in the third quarter of 2004 was 12.3% of sales (12.3% year-to-date), compared with 14.1% for the third quarter of 2003 (16.0% year-to-date), reflecting the effects of lower sales of high-margin heavy-duty gas turbines at Energy and lower-margin Olympics sales.

     Eight of our 11 businesses reported at least double-digit improvements in earnings in the third quarter of 2004. Third quarter 2004 results reflected a stronger economy, with total orders up 27%. Orders of our flow businesses (Advanced Materials, Infrastructure and Consumer & Industrial) increased 13% and services orders were up 10%. Despite our inability to increase prices sufficiently to recover inflation in benzene in our Advanced Materials business, we believe that our diversified portfolio is strategically positioned and performing well.

(21)

     We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

     Effects of the acquisitions and dispositions on comparisons of our operations follow.
	Three months ended September 30		Nine months ended September 30

(In billions)	2004	2003	2004	2003

Acquisitions
Revenues	$3.5	$1.0	$7.9	$4.0
Net earnings	$0.2 (a)	$0.1	$0.5 (a)	$0.3

Dispositions
Revenues	$(1.3)	$(0.2)	$(3.7)	$(1.0)
Net earnings	$(0.5)	$0.2	$(1.1)	$0.2

(a)

Includes corporate costs related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham. Such costs were $0.2 billion for the nine months ended September 30, 2004.

     During the second quarter, we adjusted our full-year estimated effective tax rate for 2004 in accordance with policy to reflect various developments in the quarter that we did not previously forecast. The largest such adjustment resulted from our settling several issues with the U.S. Internal Revenue Service for the years 1985 through 1999. As part of these settlements, we closed two significant issues: the 1997 tax-free split-off in exchange for Lockheed Martin convertible preferred stock that we received on the disposition of our Aerospace business in 1993, and a 1998 tax loss on the sale of a Puerto Rican subsidiary. An additional adjustment to our annual effective tax rate resulted from tax benefits associated with the NBC Universal merger. The combined effect of these items was a decrease in the 2004 estimated full-year tax rate of GE that, including interest, had the effect of increasing 2004 earnings through nine months by $0.5 billion ($0.05 per share). In addition, we adjusted the full-year estimated effective tax rate of GECS to reflect the loss on the disposition of Genworth Financial, Inc. (Genworth) shares. The effect of the decrease in the 2004 estimated full-year tax rate of GECS was an increase of $0.1 billion ($0.01 per share) in 2004 earnings through nine months.

     In the first quarter of 2004 we consolidated Penske Truck Leasing Co., L.P., (Penske), which we previously accounted for using the equity method. Penske provides full-service commercial truck leasing, truck rental and logistics services, primarily in North America. This consolidation increased our reported revenues ($0.8 billion for the third quarter and $2.4 billion for the first nine months of 2004); we reported the increase primarily as operating lease rentals ($0.7 billion for the third quarter and $1.9 billion for the first nine months of 2004) and other income ($0.1 billion for the third quarter and $0.5 billion for the first nine months of 2004). Net earnings were unaffected by this change because our share of Penske earnings was previously reported on a one-line basis.

(22)

Segment Analysis

     The comments that follow compare revenues and segment profit by operating segment for the three and nine months ended September 30, 2004 and 2003.

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

     We have reclassified certain prior-period amounts to conform to the current period's presentation.

ADVANCED MATERIALS revenues in the third quarter of 2004 were $2.0 billion, up 17% from $1.7 billion in the third quarter of 2003 reflecting higher volume ($0.2 billion) and higher prices ($0.1 billion). Volume increases resulted from the OSi acquisition and higher demand for plastic resins and quartz products. Operating profit of $0.1 billion in the third quarter of 2004 decreased 18% from the third quarter of 2003 as higher prices ($0.1 billion) and productivity benefits ($0.1 billion) were more than offset by the effect of higher material costs ($0.2 billion), primarily for commodities such as benzene that we were unable to recover until late in the third quarter.

Advanced Materials revenues in the first nine months of 2004 were $6.0 billion, up 16% from $5.2 billion in the first nine months of 2003 reflecting higher volume ($0.6 billion), the net effects of the weaker U.S. dollar ($0.2 billion) and higher prices ($0.1 billion). Volume increases resulted from the OSi acquisition and higher demand for plastic resins and quartz products. Operating profit of $0.5 billion in the first nine months of 2004 rose 12% compared with the first nine months of 2003 as productivity ($0.3 billion) and higher prices ($0.1 billion) more than offset the effect of higher material costs ($0.3 billion), primarily for commodities such as benzene that we were unable to recover until late in the third quarter.

(23)

COMMERCIAL FINANCE
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$6,028	$5,205	$17,151	$15,161

NET REVENUES
Total revenues	$6,028	$5,205	$17,151	$15,161
Interest expense	1,522	1,388	4,357	4,323

Total net revenues	$4,506	$3,817	$12,794	$10,838

NET EARNINGS	$1,246	$1,060	$3,176	$2,762

		At

(In millions)		9/30/04	9/30/03	12/31/03

TOTAL ASSETS		$223,456	$201,874	$214,016

	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REAL ESTATE (a)
Revenues	$620	$710	$1,821	$1,912

Net earnings	$228	$255	$673	$719

AVIATION SERVICES (a)
Revenues	$792	$711	$2,284	$2,135

Net earnings	$76	$97	$353	$358

		At

(In millions)		9/30/04	9/30/03	12/31/03

REAL ESTATE (a)
Total assets		$31,819	$27,336	$27,767

AVIATION SERVICES (a)
Total assets		$36,728	$32,399	$33,271

(a)

We provide additional information on Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing) for supplemental analysis as each of these product lines has a single type of collateral, and each has understandable concentrations of risk and opportunities. These product lines are part of our Commercial Finance segment.

(24)

     Commercial Finance revenues and net earnings increased 16% and 18%, respectively, from the third quarter of 2003. The increase in revenues resulted primarily from acquisitions ($0.6 billion), origination growth, and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower investment gains ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion) and origination growth, partially offset by lower investment gains ($0.1 billion).

     Commercial Finance revenues and net earnings increased 13% and 15%, respectively, from the first nine months of 2003. The increase in revenues resulted primarily from acquisitions ($1.8 billion), the net effects of the weaker U.S. dollar ($0.5 billion), and origination growth, partially offset by lower securitization activity ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.3 billion), origination growth and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower securitization activity ($0.1 billion).

     The most significant acquisitions affecting Commercial Finance results in 2004 were the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; the commercial lending business of Transamerica Finance Corporation, and Sophia S.A., both acquired during the first quarter of 2004; and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These businesses contributed $0.5 billion and $0.1 billion to third quarter 2004 revenues and net earnings, respectively, and $1.5 billion and $0.2 billion to revenues and net earnings, respectively, for the first nine months of 2004.

CONSUMER FINANCE
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$4,011	$3,499	$11,430	$9,304

NET REVENUES
Total revenues	$4,011	$3,499	$11,430	$9,304
Interest expense	908	683	2,525	1,934

Total net revenues	$3,103	$2,816	$8,905	$7,370

NET EARNINGS	$681	$595	$1,883	$1,655

		At

(In millions)		9/30/04	9/30/03	12/31/03

TOTAL ASSETS		$122,190	$96,637	$106,530

(25)

     Consumer Finance revenues and net earnings increased 15% and 14%, respectively, from the third quarter of 2003. The increase in revenues resulted primarily from origination growth, acquisitions ($0.2 billion), the net effects of the weaker U.S. dollar ($0.1 billion) and higher securitization activity ($0.1 billion), partially offset by the absence of The Home Depot private label credit card receivables that were sold for a gain in 2003 ($0.3 billion). The increase in net earnings resulted from origination growth, higher securitization activity, and acquisitions, partially offset by the effects of The Home Depot private label credit card receivables.

     Consumer Finance revenues and net earnings increased 23% and 14%, respectively, from the first nine months of 2003. The increase in revenues resulted primarily from origination growth, acquisitions ($0.8 billion), the net effects of the weaker U.S. dollar ($0.7 billion) and higher securitization activity ($0.6 billion), partially offset by the absence of The Home Depot private label credit card receivables that were sold for a gain in 2003 ($0.9 billion). The increase in net earnings resulted from origination growth, higher securitization activity ($0.2 billion), acquisitions ($0.1 billion) and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by the effects of The Home Depot private label credit card receivables and increased costs to launch new products and promote brand awareness in 2004.

     The most significant acquisitions affecting Consumer Finance results in 2004 were WMC Finance Co. (WMC), a U.S. residential mortgage lender; First National Bank, which provides mortgage and sales finance products in the United Kingdom; the U.S. retail sales finance unit of Conseco Finance Corp. (Conseco); and GC Corporation (GC Card), which provides credit card and sales finance products in Japan. We acquired WMC in the second quarter of 2004, First National Bank and Conseco in the second quarter of 2003, and GC Card in the third quarter of 2003. These businesses contributed $0.1 billion to third quarter 2004 revenues and $0.6 billion and $0.1 billion to revenues and net earnings, respectively, for the first nine months of 2004.

CONSUMER & INDUSTRIAL revenues increased 7% to $3.4 billion in the third quarter of 2004 reflecting higher volume ($0.2 billion). Operating profit in the third quarter of 2004 rose 31% to $0.2 billion as the benefits of productivity and sales of higher-end units ($0.1 billion) more than offset higher labor and indirect costs.

     Consumer & Industrial revenues increased 7% to $10.0 billion during the first nine months of 2004 as higher volume ($0.7 billion) and the net effects of the weaker U.S. dollar ($0.1 billion) more than offset lower prices ($0.2 billion). Operating profit in the first nine months of 2004 rose 21% to $0.5 billion as the negative effects of lower prices ($0.2 billion) and higher labor and indirect costs were more than offset by productivity ($0.3 billion) and lower material costs ($0.1 billion).

ENERGY revenues fell 5% to $4.1 billion compared with $4.3 billion in the third quarter of 2003, primarily on lower prices ($0.2 billion). Energy sold 29 large heavy-duty gas turbines in the third quarter of 2004 compared with 44 units in the third quarter of 2003. Operating profit in the third quarter of 2004 fell 35% to $0.6 billion compared with third quarter 2003 as lower prices ($0.2 billion) and lower productivity ($0.2 billion), primarily from the anticipated decline in high margin heavy duty gas turbine sales, more than offset lower material costs ($0.1 billion). Also contributing to the drop in revenues and operating profit were $0.1 billion lower net contract termination fees in 2004.

(26)

     Energy revenues fell 10% to $12.1 billion for the first nine months of 2004, primarily on lower volume ($0.7 billion) and lower prices ($0.4 billion), partially offset by the net effects of the weaker U.S. dollar ($0.3 billion). Energy sold 94 large heavy-duty gas turbines in the first nine months of 2004, compared with 140 units in the first nine months of 2003. Operating profit in the first nine months of 2004 fell 35% to $1.9 billion, reflecting lower prices ($0.4 billion), lower volume ($0.2 billion) and lower productivity ($0.2 billion), primarily from the anticipated decline in high margin heavy duty gas turbine sales, partially offset by lower material costs ($0.2 billion). Also contributing to the drop in revenues and operating profit were $0.5 billion lower net contract termination fees in 2004.

     See GE corporate items and eliminations on page 30 for a discussion of items not allocated to this segment.

EQUIPMENT & OTHER SERVICES
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$1,966	$1,479	$5,993	$3,312

NET EARNINGS	$186	$(52)	$132	$(562)

     Equipment & Other Services revenues and net earnings increased $0.5 billion and $0.2 billion, respectively, from the third quarter of 2003. Revenues increased as a result of the adoption of FIN 46R ($0.8 billion), primarily including operating lease rentals ($0.7 billion) and other income ($0.1 billion). The most significant entity consolidated as a result of FIN 46R was Penske, which was previously accounted for using the equity method. This increase was partially offset by the run-off of assets in consolidated, liquidating securitization entities that were consolidated in the third quarter of 2003 as a result of the adoption of FIN 46. Contributing to the increase in net earnings were the absence of 2003 investment losses and 2004 investment gains at GE Equity, improved operating performance at Equipment Services and the results of consolidated, liquidating securitization entities.

     Equipment & Other Services revenues and net earnings increased $2.7 billion and $0.7 billion, respectively, from the first nine months of 2003. Revenues increased as a result of the adoption of FIN 46R ($2.4 billion), primarily including operating lease rentals ($1.9 billion) and other income ($0.5 billion), and the results of consolidated, liquidating securitization entities ($0.4 billion). Contributing to the increase in net earnings were the absence of 2003 investment losses and 2004 investment gains at GE Equity ($0.2 billion), improved operating performance at Equipment Services ($0.1 billion), and the results of consolidated, liquidating securitization entities ($0.1 billion).

(27)

HEALTHCARE revenues rose 43% to $3.3 billion in the third quarter of 2004 on higher volume ($1.0 billion), primarily from the 2004 Amersham acquisition ($0.6 billion), the 2003 Instrumentarium acquisition ($0.2 billion) and the net effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.1 billion). Operating profit of $0.5 billion in the third quarter of 2004 was 31% higher than 2003 as the effects of higher volume ($0.2 billion) more than offset the effect of lower prices ($0.1 billion).

     Healthcare revenues rose 34% to $9.2 billion in the first nine months of 2004 on higher volume ($2.3 billion) from the 2004 Amersham acquisition ($1.3 billion), the 2003 Instrumentarium acquisition ($0.7 billion) and the net effects of the weaker U.S. dollar ($0.3 billion), partially offset by lower prices ($0.3 billion). Operating profit of $1.4 billion in the first nine months of 2004 was 26% higher than in the first nine months of 2003 as the effects of higher volume ($0.4 billion) and productivity ($0.2 billion) more than offset the effect of lower prices ($0.3 billion).

     See GE corporate items and eliminations on page 30 for a discussion of items not allocated to this segment.

INFRASTRUCTURE revenues of $0.9 billion in the third quarter of 2004 were 8% higher than the corresponding period in 2003 on higher volume ($0.1 billion). Operating profit of $0.1 billion in the third quarter of 2004 rose 11%.

     Infrastructure revenues of $2.5 billion in the first nine months of 2004 were 12% higher than the first nine months of 2003 on higher volume ($0.2 billion), principally from acquisitions, and the net effects of the weaker U.S. dollar ($0.1 billion). Operating profit for the first nine months of 2004 rose 19% to $0.4 billion reflecting productivity and higher volume, partially offset by lower prices.

INSURANCE
	Three months ended September 30		Nine months ended September 30

(In millions)	2004	2003	2004	2003

REVENUES	$5,544	$6,824	$17,051	$19,984

NET EARNINGS	$120	$604	$583	$1,624

GE INSURANCE SOLUTIONS (a)
Revenues	$2,392	$2,886	$7,705	$8,644

Net earnings	$(39)	$120	$243	$360

(a)	Formerly GE Global Insurance Holding Corporation, the parent of Employers Reinsurance Corporation (ERC).

(28)

     Insurance revenues and net earnings decreased 19% and 80%, respectively, from the third quarter of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($1.0 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation, and net declines in volume resulting from strategic exits of certain business channels, primarily at GE Insurance Solutions ($0.5 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.1 billion). Net earnings decreased primarily from the 2003 dispositions, 2004 U.S. hurricane-related losses at GE Insurance Solutions and the effects of the Genworth initial public offering. These decreases in net earnings were partially offset by improved core performance at GE Insurance Solutions, excluding the hurricane losses, reflecting the continued favorable premium pricing environment.

     Insurance revenues and net earnings decreased 15% and 64%, respectively, from the first nine months of 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($2.5 billion), including GE Edison Life Insurance Company, Financial Guaranty Insurance Company and ERC Life Reinsurance Corporation; net declines in volume resulting from strategic exits of certain business channels, primarily at GE Insurance Solutions ($1.1 billion) and the effects of the Genworth initial public offering ($0.4 billion). These decreases were partially offset by the net effects of the weaker U.S. dollar ($0.4 billion). Net earnings decreased primarily from the 2003 dispositions, the effects of the Genworth initial public offering and the 2004 U.S. hurricane-related losses at GE Insurance Solutions. These decreases in net earnings were partially offset by improved core performance at GE Insurance Solutions, excluding the hurricane losses, reflecting the continued favorable premium pricing environment.

     During the third quarter of 2004, several hurricanes inflicted significant damage in the southeastern United States, primarily Florida. We estimate our share of these losses to be $0.3 billion net of recoveries from retrocessionaires. In accordance with our normal routines, we will adjust our loss provisions as more information becomes available.

NBC UNIVERSAL reported a $2.6 billion increase in revenues to $4.1 billion in the third quarter of 2004 reflecting higher volume ($2.5 billion), $1.5 billion of which related to the second quarter 2004 merger of NBC with Vivendi Universal Entertainment LLLP (VUE) and $0.9 billion of which related to the broadcast of the 2004 Olympic Games in Athens, Greece, and higher prices ($0.1 billion). NBC Universal reported operating profit of $0.5 billion, up 24% from the third quarter of 2003 as a result of the higher volume ($0.7 billion) and higher prices ($0.1 billion), partially offset by higher operating costs ($0.6 billion) and a larger share of earnings attributed to minority shareowners as a result of the merger of NBC with VUE ($0.1 billion).

     NBC Universal reported a $3.6 billion increase in revenues to $8.5 billion for the first nine months of 2004 reflecting higher volume ($3.3 billion), primarily from the second quarter 2004 merger of NBC with VUE, from broadcast coverage of the 2004 Olympic Games and lack of a current period counterpart to lower advertising revenues in 2003 because of the broadcast coverage of the war in Iraq. Also contributing to the increase in revenues were price increases ($0.2 billion). NBC Universal reported operating profit of $1.7 billion for the first nine months of 2004, up 16% as a result of higher volume ($1.0 billion) and higher prices ($0.2 billion), partially offset by higher operating costs ($0.8 billion) and a larger share of earnings attributed to minority shareowners ($0.1 billion).

(29)

TRANSPORTATION revenues of $3.8 billion increased 20% from the third quarter of 2003 on higher volume ($0.6 billion) including increased sales in commercial services, locomotives and military engines. Operating profit increased 28% to $0.8 billion on higher volume ($0.1 billion) and productivity ($0.1 billion).

     Transportation revenues of $11.1 billion for the first nine months of 2004 rose 16% over 2003 on higher volume ($1.5 billion) including increased sales in commercial services, locomotives, military and commercial engines. Operating profit increased 20% to $2.2 billion for the first nine months of 2004 as higher volume ($0.3 billion) and productivity ($0.1 billion) more than offset the effects of inflation ($0.1 billion).

GE CORPORATE ITEMS AND ELIMINATIONS expense for the quarter remained relatively flat at $0.3 billion but increased year to date reflecting $0.4 billion of Healthcare charges, principally related to the write-off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham and a $0.8 billion reduction in pension earnings compared with the first nine months of 2003, partially offset by a $0.1 billion gain on the sale of Energy's fuel dispenser business.

B. Financial Condition

Overview of Financial Position

Major changes in our financial position resulted from the following.

  During 2004, we completed our merger of NBC and VUE and the acquisition of Amersham by Healthcare at GE. Financial services completed acquisitions of the commercial lending business of Transamerica Finance Corporation; Sophia S.A., a real estate company in France; WMC Finance Co., a U.S. residential mortgage lender; the U.S. leasing business of IKON Office Solutions; and Benchmark Group PLC, a U.K.-listed real estate property company. At their respective acquisition dates, these financial services transactions resulted in a combined increase in total assets of $19.2 billion, of which $10.6 billion was financing receivables before allowance for losses, and a combined increase in total liabilities of approximately $5.1 billion, of which $3.5 billion was debt.

  Minority interest in equity of consolidated affiliates increased $10.1 billion during 2004, partially because of our sale of 30% of the common shares of Genworth, our formerly wholly-owned subsidiary that conducts most of our life and mortgage insurance operations. Also, following the merger of VUE with NBC, 20% of NBC Universal is held by Vivendi Universal.

  We adopted FIN 46R on January 1, 2004, adding $2.6 billion of assets and $2.1 billion of liabilities to our consolidated balance sheet as of that date, primarily relating to Penske.

(30)

     Consolidated assets of $704.6 billion at September 30, 2004, were $57.1 billion higher than at December 31, 2003. GE assets increased $39.1 billion; GECS assets increased $22.9 billion.

     GE assets were $181.2 billion at September 30, 2004. The increase of $39.1 billion from December 31, 2003, reflected a $23.8 billion increase in intangible assets – net and a $7.6 billion increase in all other assets, primarily from the merger of VUE with NBC and the Amersham acquisition. Current receivables and property, plant and equipment also increased $1.7 billion and $1.6 billion, respectively, primarily as a result of these two transactions.

     Financial services assets increased by $22.9 billion from the end of 2003 primarily because of increases in property, plant and equipment and financing receivables. Property, plant and equipment – net, increased to $45.3 billion at September 30, 2004, from $38.8 billion at December 31, 2003, primarily reflecting the consolidation of Penske. Financing receivables, before allowance for losses, increased to $259.8 billion at September 30, 2004, from $254.2 billion at December 31, 2003, primarily from origination growth ($22.5 billion) and acquisitions ($15.2 billion), partially offset by securitization and sales ($21.7 billion) and repayments of financing receivables held in consolidated, liquidating securitization entities ($7.1 billion).

     Consolidated liabilities of $586.5 billion at September 30, 2004, were $24.4 billion higher than the year-end 2003 balance. GE liabilities increased $9.9 billion; GECS liabilities increased $15.7 billion.

     GE liabilities were $71.7 billion at September 30, 2004, up $9.9 billion during the year primarily as a result of the merger of VUE with NBC and the Amersham acquisition. All other liabilities increased $4.5 billion, deferred income taxes increased $2.9 billion, other current liabilities increased $2.2 billion. Long-term borrowings increased $1.6 billion, while short-term borrowings decreased $1.3 billion. GE's ratio of debt to total capital, including VUE preferred shares, at September 30, 2004, was 9.9% compared with 12.0% at the end of last year and 13.1% at September 30, 2003.

     Financial services liabilities increased by $15.7 billion to $519.8 billion reflecting increases in borrowings of $9.2 billion and insurance liabilities, reserves and annuity benefits of $2.2 billion. Insurance liabilities, reserves and annuity benefits increased primarily from growth in annuities, long-term care insurance, separate accounts and structured settlements, and reserves arising from 2004 hurricanes.

     Consolidated cash and equivalents were $10.1 billion at September 30, 2004, compared with $12.7 billion at December 31, 2003.

(31)

     GE cash and equivalents were $1.6 billion at September 30, 2004, approximately the same as at December 31, 2003. GE cash from operating activities (CFOA) in 2004 totaled $9.7 billion, up 32% from the 2003 period. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE cash collections from customer-related activities were about $57.9 billion in the first nine months of 2004, an increase of about $9.0 billion from the first nine months of 2003 and corresponded to the increase in GE operating segment revenues. The most significant operating use of cash is to pay our suppliers, employees and others for the wide range of material and services necessary in a diversified global organization. GE cash paid to suppliers, employees and others was about $48.8 billion in the first nine months of 2004, an increase of about $8.4 billion from the first nine months of 2003. CFOA also included cash dividends from GECS. These dividends totaled $2.1 billion in 2004 (including special dividends of $1.5 billion, primarily partial proceeds from the Genworth public offering) compared with $1.3 billion (including special dividends of $0.7 billion) in 2003. GE used $4.8 billion for investing activities in the first nine months of 2004 of which $3.9 billion was used for business acquisitions. GE used $4.9 billion for financing activities in the first nine months of 2004, including $6.2 billion for dividends paid to shareowners; a $1.6 billion decrease in debt with maturities longer than 90 days and a $1.4 billion decrease of debt with maturities of 90 days or less, partially offset by $3.9 billion from issuance of GE shares.

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

     Financial services cash and equivalents decreased by $2.7 billion during the first nine months of 2004 to $8.6 billion. Cash provided from operating activities was $20.4 billion during the first nine months of 2004, compared with $16.9 billion during the first nine months of 2003. The increase in cash from operating activities was largely attributable to increases in insurance liabilities and reserves, primarily as a result of higher premium deposits received in the current year, and increases in accounts payable. The use of GECS cash in the first nine months of 2004 for investing activities was $22.2 billion compared with $13.5 billion in the same 2003 period. The increase was largely attributable to business acquisitions and additions to property, plant and equipment (including equipment leased to others), primarily offset by lower net purchases of securities by insurance affiliates. Cash used for financing activities totaled $0.9 billion in the first nine months of 2004.

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

(32)

period was for investing activities ($13.5 billion), the majority of which was attributable to increases in financing receivables, investments in securities and business acquisitions.

C. Financial Services Portfolio Quality

INVESTMENT SECURITIES comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $125.1 billion at September 30, 2004, compared with $121.9 billion at December 31, 2003. The increase of $3.2 billion was the net result of investing premiums received, reinvesting investment income and improvements in debt markets.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at September 30, 2004, approximately $0.1 billion was at risk of being charged to earnings in the next twelve months; slightly more than half of this amount related to commercial airlines.

     Impairment losses for the first nine months of 2004 totaled $0.2 billion compared with $0.5 billion in the 2003 period. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicated likely future impairments in the remaining portfolio.

     Gross unrealized gains and losses were $4.9 billion and $1.1 billion, respectively, at September 30, 2004, compared with $4.6 billion and $1.2 billion, respectively, at year-end 2003, primarily reflecting an increase in the estimated fair value of debt securities as interest rates declined. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $2.1 billion at September 30, 2004. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

     Aggregate amortized cost of investment securities collateralized by commercial aircraft and in an unrealized loss position for twelve months or more as of September 30, 2004, amounted to $1.0 billion; estimated fair value of such securities was $0.6 billion. We believe that these securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and we expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities.

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $259.8 billion at September 30, 2004, from $254.2 billion at December 31, 2003, as discussed in the following paragraphs. The related allowance for losses at September 30, 2004, amounted to $6.5 billion compared with $6.3 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

(33)

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

     Commercial Finance financing receivables, before allowance for losses, totaled $141.4 billion at September 30, 2004, compared with $135.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from origination growth ($14.5 billion) and acquisitions ($13.6 billion), partially offset by securitizations and sales ($19.9 billion) and the net effects of foreign currency translation ($0.2 billion). Related nonearning and reduced-earning receivables were $1.8 billion (1.3% of outstanding receivables) at September 30, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at December 31, 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Gross write-offs were $0.5 billion and $0.9 billion for the first nine months of 2004 and 2003, respectively; recoveries were $0.1 billion for the first nine months of both 2004 and 2003.

     Consumer Finance financing receivables, before allowance for losses, were $102.3 billion at September 30, 2004, compared with $94.7 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of origination growth ($8.0 billion) and acquisitions ($1.6 billion), partially offset by whole loan sales and securitization activity ($1.8 billion) and the net effects of foreign currency translation ($0.2 billion). Nonearning consumer receivables at September 30, 2004, were $2.8 billion (2.7% of outstanding receivables), compared with $2.5 billion (2.6% of outstanding receivables) at December 31, 2003. This is the result of growth in our non-U.S. secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio. Gross write-offs for the first nine months of 2004 were $2.6 billion compared with $2.2 billion for the first nine months of 2003. Recoveries for the first nine months of 2004 and 2003 were $0.7 billion and $0.5 billion, respectively.

     Equipment & Other Services financing receivables, before allowance for losses, amounted to $16.1 billion and $23.8 billion at September 30, 2004, and December 31, 2003, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have ceased transferring assets to these entities. Nonearning receivables at September 30, 2004, were $0.2 billion (1.2% of outstanding receivables), compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

(34)

     Approximate delinquency rates on managed Commercial Finance equipment loans and leases and Consumer Finance financing receivables follow.
Approximate Delinquency Rates At

9/30/04		12/31/03	9/30/03

Commercial Finance	1.64%	1.37%	1.79%
Consumer Finance	5.50%	5.57%	5.62%

     Delinquency rates at Commercial Finance increased from December 31, 2003 to September 30, 2004, reflecting seasonality. The decline from September 30, 2003 to September 30, 2004, reflects improved economic conditions and collection results.

     Delinquency rates at Consumer Finance decreased from September 30, 2003 and December 31, 2003, to September 30, 2004, as a result of overall improvements in portfolio quality and the U.S. acquisition of WMC, which experiences lower relative delinquencies as a result of its whole loan sales strategy, partially offset by growth in our non-U.S. secured financing business.

D. Additional Considerations

Commercial Airlines

Commercial aviation traffic increased in 2004. However, higher costs, including jet fuel costs, have continued to pressure the industry. Since 2001, apart from a few aircraft in the routine process of redeployment, our fleet has been fully leased, reflecting ongoing strong market demand. Most recently, strong demand for aircraft in Asia and the Middle East has helped aircraft demand. In 2004, we recognized impairment charges of $0.2 billion, mostly for MD 82/83 and older-model Boeing 737 aircraft, about the same as losses recognized in the 2003 period.

US Airways

US Airways filed for bankruptcy protection in the third quarter 2004. As their management disclosed publicly, labor savings will be an important factor affecting the success of that reorganization. At September 30, 2004, our aggregate exposure to US Airways was $3.0 billion, the largest component of which was $2.6 billion of loans and leases substantially secured by various equipment, including 39 regional jet aircraft, 54 Boeing narrow-body aircraft – primarily 737 type, and 57 Airbus narrow-body aircraft. US Airways management has affirmed to us their intent to maintain the majority, if not all, of their existing Aviation Services aircraft. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation, and have provided for estimated incurred losses. Earlier in 2004, as US Airways encountered various financial difficulties including debt rating downgrades, we had negotiated improved terms on our previously committed regional jet financing and had obtained certain cross-default and cross-collateralization provisions. Following the recent bankruptcy filing, we suspended our regional jet financing commitment. In addition to our loans and leases, $0.2 billion of US Airways investment securities are secured by various other aircraft in that fleet, and, like the loans and leases, are not

(35)

presently impaired. Our $0.2 billion of US Airways commitments related to Aircraft Engines are also secured, and we have made appropriate provision for shortfalls.

E. Debt Instruments

     During the first nine months of 2004, GECS and GECS affiliates issued $41 billion of long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 20. This debt was both fixed and floating rate, and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities of these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $12 billion and $17 billion of additional long-term debt during the remainder of 2004, although the ultimate amount we issue will depend on our needs and on the markets.

     Following is the composition of GECS debt obligations other than debt of consolidated, liquidating securitization entities at September 30, 2004 and December 31, 2003.
At September 30, 2004		At December 31, 2003

Senior notes and other long-term debt	56%	55%
Commercial paper	26	27
Current portion of long-term debt	13	13
Other – bank and other retail deposits	5	5

Total	100%	100%

     During the first nine months of 2004, GECS paid $1.5 billion of special dividends to GE, of which $1.3 billion was a portion of the proceeds of the Genworth initial public offering and $0.2 billion was related to more efficient capital management in the Insurance segment.

Item 4. Controls and Procedures

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(36)

Part II. Other Information

Item 1. Legal Proceedings

     We are not involved in any material pending legal proceedings.

Environmental

     On April 16, 2004, the New York Department of Environmental Conservation (DEC) informed us that it would be seeking $98 thousand in penalties for alleged violations of the State of New York's water and hazardous waste laws. In July 2004, DEC informed us that it was dropping certain allegations and adding others pertaining to the reporting of information and increasing its penalty demand to $117 thousand. We are engaged in settlement discussions with the DEC.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(b)	Approximate dollar value of shares that may yet be purchased under our share repurchase program

(Shares in thousands)

2004
July	6,896	$32.94	387
August	4,116	$32.76	501
September	7,625	$33.68	700

Total	18,637	$33.20	1,588	$6.9 billion

(a)

This category includes 17,049 shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(b)

This balance represents the number of shares repurchased through the 1994 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $30 billion of Company common stock. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

(37)

Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits

	Exhibit 10	Restricted Stock Unit Grant Award to Robert C. Wright on July 29, 2004

	Exhibit 11	Computation of Per Share Earnings*

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

	Exhibit 31(a)	Certifications of CEO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 31(b)	Certifications of CFO Pursuant to Rule 13a-14(a) under the Exchange Act

	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350

	Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed, consolidated financial statements in this report.

b.	Reports on Form 8-K during the quarter ended September 30, 2004.

A Form 8-K was furnished on July 9, 2004, under Items 9 and 12, relating to GE's July 9, 2004, press release setting forth GE's second-quarter 2004 earnings.

A Form 8-K was filed on September 15, 2004, under Items 8.01 and 9.01, relating to the forms of award grant agreements for awards granted to GE's executive officers under the General Electric 1990 Long Term Incentive Plan.

(38)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 26, 2004	/s/ Philip D. Ameen

Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(39)