Form 10-K
period 2004-12-31
GENERAL ELECTRIC CO
filed 2005-03-01
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $342.1 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,599,919,379 shares of voting common stock with a par value of $0.06 outstanding at February 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareowners for the fiscal year ended December 31, 2004 is incorporated by reference in Parts I, II and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 27, 2005, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in note 1 to the consolidated financial statements on page 78 of the 2004 Annual Report to Shareowners of General Electric Company (the Company). The financial section of such Annual Report to Shareowners (pages 45 through 113 of that document) is described in Part IV Item 15(a)(1) and set forth in Exhibit 13 of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2004 Annual Report to Shareowners. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company.

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

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

Our products include major appliances; lighting products; industrial automation products; medical diagnostic imaging systems; bioscience assays and separation technology products; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; chemicals and equipment for treatment of water and process systems; security equipment and systems; and engineered materials, such as plastics and silicones.

Our services include product services; electrical product supply houses; electrical apparatus installation, engineering, and repair and rebuilding services. Through our affiliate, NBC Universal, Inc., we produce and deliver network television services, operate television stations, produce and distribute motion pictures, operate cable/satellite networks, operate theme parks, and program activities in multimedia and the Internet. Through another affiliate, General Electric Capital Services, Inc., we offer a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, and specialty insurance and reinsurance.

(3)

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network is one of four major U.S. commercial broadcast television networks. We also compete with syndicated broadcast television programming, cable and satellite television programming activities and in the motion picture industry. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance and reinsurance companies.

This document contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve including, without limitation, the air and rail transportation, energy generation and healthcare industries; from unanticipated loss development in our insurance businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Our consolidated global revenues increased to $71.8 billion in 2004, compared with $60.8 billion in 2003 and $53.4 billion in 2002. For additional information about our global operations, see pages 58 and 59 of the 2004 Annual Report to Shareowners.

Operating Segments

Segment revenue and profit information is presented on page 53 of the 2004 Annual Report to Shareowners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 52-58 of that report and in note 27 (page 103) to the consolidated financial statements.

Operating businesses that are reported as segments include Advanced Materials, Commercial Finance, Consumer Finance, Consumer & Industrial, Energy, Equipment & Other Services, Healthcare, Infrastructure, Insurance, NBC Universal and Transportation. There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between segments to arrive at total consolidated data. A summary description of each of our operating segments follows.

(4)

Advanced Materials

Advanced Materials (5.4%, 5.3% and 5.3% of consolidated revenues in 2004, 2003 and 2002, respectively) manufactures and sells high-performance plastics used by compounders, molders, and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts, telecommunications equipment and construction materials. Our products also include structured products, silicones, high-purity quartzware and, until the sale of our Superabrasives business in late 2003, industrial grade and gem quality diamonds. Market opportunities are created by substituting many of these products for other materials, thereby providing our customers with productivity through improved material performance at lower system costs. We sell these materials to a diverse, worldwide customer base, mainly manufacturers. Our business has a significant operating presence around the world and we participate in numerous manufacturing and distribution joint ventures. In 2003, we acquired OSi Specialties, a leading, global supplier of silanes, specialty silicones and urethane additives, and we divested our Specialty Chemicals and Superabrasives units.

Our business environment is characterized by technological innovation and heavy capital investment. To remain competitive we must maintain emphasis on efficient manufacturing process implementation and devote significant resources to market and application development. Our competitors include large, technology-driven suppliers of the same, as well as other functionally similar, materials. Our business is cyclical and is sensitive to variations in price and to the effects of supply/demand factors on the cost of raw materials such as benzene, cumene and methanol. Competition is affected by availability of manufacturing capacity and anticipation of new product or material performance requirements. Our application development, often in association with our existing or potential customers, and associated technology assistance have added additional market demand. Product and manufacturing process patents establish barriers to entry in many product lines.

Our headquarters are in Pittsfield, Massachusetts and our operations are located in North America, Asia, Europe, and South America.

Commercial Finance

Commercial Finance (15.4%, 15.5% and 14.8% of consolidated revenues in 2004, 2003, and 2002, respectively) offers a broad range of financial services worldwide. We have particular expertise in the mid-market, and offer loans, leases, and other financial services to customers, including manufacturers, distributors and end-users, for a variety of equipment and major capital assets. These assets include industrial and energy-related facilities and equipment; commercial and residential real estate; vehicles; aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

During 2004, we acquired the commercial lending business of Transamerica Finance Corporation; the U.S. leasing business of IKON Office Solutions; Sophia, S.A., a real estate company in France; and Benchmark Group PLC, a U.K.-listed real estate property company.

(5)

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers and independent finance companies. Competition is based on price, that is interest rates and fees, as well as deal structure and terms. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has understandable concentrations of risk and opportunities.

Real Estate

Our Real Estate product line operates globally, both directly and through joint ventures. Our Real Estate business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, self storage facilities, retail facilities, industrial properties, parking facilities and franchise properties. Our typical Real Estate loans are intermediate term, may be either senior or subordinated, fixed or floating-rate, and are secured by existing income-producing commercial properties. Our originations of low loan-to-value loans are conducted for term securitization within one year. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

Aviation Services

Our Aviation Services product line is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America, Europe and Asia.

Consumer Finance

Consumer Finance (10.3%, 9.6% and 7.8% of consolidated revenues in 2004, 2003 and 2002, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 41 countries. We offer a broad range of financial products, including private-label credit cards; personal loans; bank cards; auto loans, leases and inventory financing; residential mortgages; corporate travel and purchasing cards; debt consolidation loans; home equity loans; and credit and other insurance products for customers on a global basis.

In 2004, as part of our continued global expansion, we acquired Australian Financial Investments Group, a residential mortgage lender in Australia; WMC Finance Co., a U.S. wholesale mortgage lender; and the private-label credit card portfolio of Dillard’s Inc.

(6)

Our operations are subject to a variety of bank and consumer protection regulations, including regulations controlling data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers’ captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks of declining retail sales, changes in interest and currency exchange rates, and increases in personal bankruptcy filings.

Our headquarters are in Stamford, Connecticut and our operations are located in the North America, Europe, Asia, South America and Australia.

Consumer & Industrial

Consumer & Industrial (9.0%, 9.6% and 9.7% of consolidated revenues in 2004, 2003 and 2002, respectively) sells products characterized by high volume and relatively low unit prices. Our products share several characteristics - competitive design, efficient manufacturing and effective distribution and service. Strong global competition rarely permits premium pricing, so cost control, including productivity, is key. Despite pricing pressures on many of our products, we also invest in the development of differentiated, premium products that are more profitable. The combination of three separate industrial businesses provides scale and facilitates synergies in headquarter, back office and distribution channel costs. While some Consumer & Industrial products are primarily directed to consumer applications (appliances, for example), and some primarily to industrial applications (switchgear, for example), others are directed to both markets (lighting, for example).

Our headquarters are in Louisville, Kentucky and our operations are located in North America, Europe, Asia and South America.

We describe the segment according to market channel - Consumer, and Industrial including GE Supply.

Through our Consumer business, we sell and service home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, and residential water systems for filtration, softening and heating. Brands are Monogram®, GE Profile™, GE®, and Hotpoint®.

We manufacture certain products, and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction are our second major U.S. channel. We offer the largest manufacturer’s service organization in the appliances industry, providing in-home repair, extended service plans, warranty administration and risk management services. We also manufacture and sell approximately 6,000 different lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

(7)

Our Industrial business provides integrated electrical equipment and systems used to distribute, protect and control energy and equipment. We manufacture and distribute electrical distribution and control products including transformers, meters, relays, circuit breakers, panel boards and general purpose controls that are used to distribute and manage power in a variety of residential, commercial, consumer and industrial applications. In addition, we design and manufacture motors and control systems used in end-industrial and consumer products such as heating, ventilation and air conditioning, dishwashers, and clothes washers and dryers. We also provide customer-focused solutions centered on the delivery and control of electric power, and market a wide variety of commercial lighting systems and lighting for aircraft, automotive and other transportation applications, front and rear projection, video projection, medical, architectural, fiber optic, stage, studio, nightclub and theater applications.

The aggregate level of economic activity in markets for such products and services generally lag overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity.

Our GE Supply business is a network of electrical product supply houses selling electrical products and parts, fasteners, voice and datacom parts, lighting equipment and supplies from GE and other leading manufacturers. Our business serves electrical contractors, industrial and commercial users, engineer constructors, original equipment manufacturers, utilities and the aerospace industry.

(8)

Energy

Energy (11.4%, 14.2% and 17.9% of consolidated revenues in 2004, 2003 and 2002, respectively) serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. In 2003, we made several acquisitions including Jenbacher A.G. of Austria. These acquisitions continue to improve our ability to serve our global customers and further add to the portfolio of complete solutions for the energy industry. The acquisition of Jenbacher A.G. added reciprocating gas engines to the portfolio. We offer wind turbines as part of our renewable energy portfolio, which also includes hydropower, solar, and geothermal technology. We also sell aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Transportation segment. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a worldwide supplier of gas turbines for Integrated Gasification Combined Cycle (IGCC) applications, having provided gas turbines for a significant number of the world's operating IGCC plants. IGCC systems convert coal and other hydrocarbons into synthetic gas which, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared to traditional pulverized coal power plants. Our Oil and Gas business offers advanced technology turbomachinery products and services for production, liquid natural gas, transportation, storage, refineries, petrochemical and distribution systems. We have leading technology in total pipeline integrity solutions including analysis and pipeline asset management. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, contractual services agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. Regional load growth requirements and demand side management are important factors. The availability of fuels and related prices have a large impact on demand. For information about orders and backlog, see page 55 of the 2004 Annual Report to Shareowners.

Our headquarters are in Atlanta, Georgia, and our operations are located in North America, Europe, South America and Asia.

(9)

Equipment & Other Services

Equipment & Other Services (5.6%, 3.3% and 4.2% of consolidated revenues in 2004, 2003 and 2002, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and marine containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and manage credit risk. In addition, we seek to understand our customers and to meet their needs with unique, efficient and cost effective product and service offerings.

In December 2004, we sold a majority interest in Gecis, our global business processing operation, to two leading private investment firms. We retained a 40% investment in Gecis.

Also included in the segment are activities and businesses that are not measured within one of the other financial services segments - for example, corporate expenses, liquidating businesses and other non-segment aligned operations.

Our headquarters are in Stamford, Connecticut with offices throughout North America and in South America and Europe.

Healthcare

Healthcare (8.8%, 7.6% and 6.8% of consolidated revenues in 2004, 2003 and 2002, respectively) manufacturers, sells and services a wide range of medical equipment including equipment for magnetic resonance (MR), computed tomography (CT), Positron Emission Tomography (PET) imaging, x-ray, patient monitoring, diagnostic cardiology, nuclear imaging, ultrasound, bone densitometry, anesthesiology and oxygen therapy, neonatal and critical care, and therapy. In April 2004, we acquired Amersham plc, a world leader in medical diagnostics and life sciences. Products include diagnostic imaging agents used in medical scanning procedures, protein separations products including chromotography purification systems used in the manufacture of bio-pharmaceuticals, and high-throughput systems for applications in genomics, proteomics and bioassays. We sell product services to hospitals, medical facilities, and pharmaceutical and research companies worldwide. Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services.

We compete with a variety of U.S. and non-U.S. manufacturers and services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, we play a critical role in delivering new technology to improve patient outcomes and productivity tools to help control healthcare costs.

For information about orders and backlog, see page 56 of the 2004 Annual Report to Shareowners.

(10)

Our headquarters are in Chalfont St. Giles, United Kingdom and our operations are located in North America, Europe, Asia, Australia and South America.

Infrastructure

Infrastructure (2.3%, 2.3% and 1.4% of consolidated revenues in 2004, 2003 and 2002, respectively) is a high-technology platform comprising some of our fastest-growing businesses. We offer protection and productivity solutions to some of the most pressing issues that industries face: pure water, safe facilities, plant automation and sensing applications in the operating environment. From home to industry to national security, our technology covers the full spectrum of security solutions, including card access systems, high-tech video monitoring, intrusion and smoke detection, real estate and property control and explosives and narcotics detection. We are an industry leader in the design and manufacture of sensing elements, devices, instruments and systems that enable customers to monitor, protect, control and ensure the safety of their critical applications. Other product services include precision sensors for temperature flow rate, pressure, humidity, gas, infrared and ultrasonic applications; high-quality handheld and portable field calibrators; stand-alone measurement instrumentation; and systems that provide the end-to-end solutions necessary to validate or certify vital processes. We supply specialty chemicals, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems. We deliver automation hardware and software designed to help users reduce costs, increase efficiency and enhance profitability through a diverse array of capabilities and products, including controllers, embedded systems, advanced software, motion control, computer numerical controls, operator interfaces, industrial computers, and lasers.

Our products and services are sold to a diverse worldwide commercial and residential customer base in the transportation, industrial, pharmaceutical and healthcare markets. Our business environment is characterized by technological innovation and market growth. Our competitors include technology-driven suppliers of the same, as well as other functionally equivalent, products and services.

Our headquarters are in Wilton, Connecticut and our operations are located in North America, South America, Europe and Asia.

Insurance

Insurance (15.1%, 19.5% and 17.6% of consolidated revenues in 2004, 2003 and 2002, respectively) offers a broad range of insurance and investment products that provide reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers, and help consumers create and preserve personal wealth, protect assets and enhance their life styles. For lenders and investors, we provide protection against the risks of default on low-down-payment mortgages.

Our Insurance businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are service, brand, product features, price, commission structure, marketing and distribution arrangements, reputation, and financial strength ratings. In the commercial insurance and reinsurance sector, we are well positioned to compete in select niche market segments given our expertise, analytics capabilities and service. In the consumer sector, we believe we are well positioned to benefit from a number of significant demographic, governmental and market trends, including aging U.S. populations with growing retirement income needs and increased risk of outliving their savings, growing lifestyle protection gaps, and increasing opportunities for mortgage insurance in the U.S. and other countries.

(11)

Our headquarters are in Kansas City, Missouri with offices throughout North America, Europe, South America, Australia, and Asia.

In May 2004, we completed the initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. We sold approximately 30% of the common shares of Genworth to the public, and we expect (subject to market conditions) to reduce our ownership over the next two years as Genworth transitions to full independence.

GE Insurance Solutions Corporation

Through our principal insurance and reinsurance company affiliates, Employers Reinsurance Corporation (ERC), GE Reinsurance Corporation, the GE Frankona Group and the Medical Protective Corporation, we protect people, property and reputations by writing substantially all lines of reinsurance, where the insured party is another insurance company, and select lines of direct property and casualty insurance, where the insured party is a non-insurance company or an individual.

Our reinsurance operations include the reinsurance of property and casualty risks written by more than 1,000 insurers around the world. Direct insurance operations are focused on niche lines of business, principally medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits, excess workers compensation for self-insurers, as well as coverage for airlines, airline manufacturers and marine enterprises. Our life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, certain health-related coverages and the provision of financial reinsurance to life insurers. During 2003, we announced our intent to scale back our life reinsurance operations to improve overall returns. Consequently, we ceased writing new life reinsurance business in the United States and sold one of our United States life reinsurance businesses - ERC Life Reinsurance Corporation.

ERC is one of the largest competitors in its marketplace. Our property and casualty reinsurance operations are ranked fourth in the world in terms of net premiums written and we compete with the world’s largest reinsurers as well as dozens of smaller niche competitors.

(12)

NBC Universal

NBC Universal, Inc. (NBC Universal) (8.5%, 5.1% and 5.4% of consolidated revenues in 2004, 2003 and 2002, respectively) was formed in May 2004 upon the combination of NBC with Vivendi Universal Entertainment LLLP and certain related assets. NBC Universal is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the production and distribution of motion pictures; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of several cable/satellite networks around the world; the operation of theme parks; and investment and programming activities in multimedia and the Internet. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 230 affiliated stations within the United States. Telemundo is a leading U.S. Spanish-language commercial broadcast television network. At December 31, 2004, we owned and/or operated 29 VHF and UHF television stations including those located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; New York, NY; Raleigh-Durham, NC; Columbus, OH; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations of the NBC Television Network, the Telemundo network, and the company’s owned stations are subject to FCC regulation. Our operations include investment and programming activities in cable television, principally through USA Network, Bravo, CNBC, SCI FI Channel, MSNBC, CNBC Europe, CNBC Asia Pacific, and entertainment channels across Europe and Latin America; equity investments in Arts and Entertainment, The History Channel, the Sundance Channel, ValueVision Media, Inc.; and a non-voting interest in Paxson Communications Corporation. Through a strategic alliance with Dow Jones, we operate CNBC Europe and CNBC Asia Pacific using the European and Asian business news resources of Dow Jones, and we use Dow Jones editorial resources in the United States. We have secured exclusive United States television rights to the 2006, 2008, 2010 and 2012 Olympic Games.

Our headquarters are in New York, New York and our operations are located in North America and Europe.

Transportation

Transportation (10.2%, 10.1% and 10.4% of consolidated revenues in 2004, 2003 and 2002, respectively) produces, sells and services equipment for the air and rail transportation industries.

We describe the segment according to market channel - Aircraft Engines and Rail.

For information about orders and backlog, see page 57 of the 2004 Annual Report to Shareowners.

Our Aircraft Engines business produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft and our commercial engines power aircraft in all categories of range: short/medium, intermediate and long-range, as well as executive and regional aircraft. We also produce engines through CFM International, a company jointly owned by GE and Snecma Moteurs of France, and a new engine is being designed and marketed in a joint venture with the Pratt & Whitney division of United Technologies Corporation.

(13)

We provide maintenance, component repair and overhaul services (MRO), including sales of replacement parts, for many models of engines, including repair and overhaul of engines manufactured by competitors. We also manufacture aircraft engine derivatives used for marine propulsion, mechanical drives and industrial power generation sources, the latter of which is also reported as part of the Energy segment. In December 2003, we completed the acquisition of the non-destructive testing (NDT) business of Agfa-Gevaert. This business has been combined with Aircraft Engines’ NDT business to offer radiographic, ultrasonic, eddy current and other inspection solutions that test the structure and tolerance of materials without damaging them.

The worldwide competition in aircraft jet engines and MRO (including parts sales) is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures, both customer-financed and internally funded, are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies.

Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in technology, the small number of potential customers and the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although cycles for military and commercial engine procurement are different.

Our Rail business provides technology solutions for customers in a variety of industries including railroad, transit, mining, oil and gas, power generation, and marine. We serve customers in more than 100 countries. Our products include high horsepower diesel-electric locomotives as well as parts and services for locomotives, including locomotives manufactured by competitors.

With the launch of the Evolution Series™ Locomotive, we created our most technologically advanced, most fuel-efficient, diesel locomotive, while meeting or exceeding the EPA’s Tier II requirements. Commercial production of the GE Evolution Series™ locomotive began in January 2005.

The GE suite of locomotive service offerings, designed to improve fleet efficiency and reduce operating expenses, includes repair services, locomotive enhancements, modernizations, and information-based services like remote monitoring and diagnostics. We provide train control products, railway management services, and signaling systems to increase service levels, optimize asset utilization, and streamline operations for railroad owners and operators by delivering leading edge tools that improve asset availability and reliability, optimize network planning, and control network execution to plan. We also offer leading drive technology solutions to the mining, transit, marine and stationary and drilling industries. Our motors operate in thousands of applications, from electrical drive systems for large haulage trucks used in the mining industry to transit cars and drilling rigs, and our engines are used for marine power as well as stationary power generation applications. We also provide gearing technology for critical applications such as wind turbines.

Our headquarters are in Evendale, Ohio and our operations are located in North America, Europe, Asia and South America.

(14)

Geographic Data, Exports from the U.S. and Total Global Operations

Geographic data (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 27 to the consolidated financial statements on page 103 of the 2004 Annual Report to Shareowners.

Additional financial data about our exports from the U.S. and total global operations are provided on pages 58-59 of the 2004 Annual Report to Shareowners.

Orders Backlog

See pages 55, 56, 57 and 68 of the 2004 Annual Report to Shareowners for information about our backlog of unfilled orders.

Research and Development

Total expenditures for research and development were $3,091 million in 2004. Total expenditures were $2,656 million in 2003 and $2,631 million in 2002. Of these amounts, $2,443 million in 2004 was GE-funded ($2,103 million in 2003 and $2,215 million in 2002); and $648 million in 2004 was funded by customers ($553 million in 2003 and $416 million in 2002), principally the U.S. government. Transportation accounts for the largest share of GE’s research and development expenditures from both GE and customer funds. Healthcare and Energy also made significant expenditures of GE and customer research and development funds.

Approximately 14,800 person-years of scientist and engineering effort were devoted to research and development activities in 2004, with about 90% of the time involved primarily in GE-funded activities.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

We have developed and implemented environmental, health and safety management systems at all of our facilities and track our performance. Since 1996, we have reduced employee injuries by over 75% as well as reducing air and wastewater exceedances and emissions at our facilities. We also actively participate in various programs that recognize facilities with health and safety programs that exceed legal requirements, including the United States Occupational Safety and Health Administration’s Voluntary Protection Program (VPP), as well as a similar government program in Mexico. Participation in these programs requires government audits to verify our comprehensive health and safety management systems. We are a leading participant in the U.S. VPP program with 89 sites, and have an additional 20 sites participating in the Mexico program. We have a Global Star program designed to recognize sites with world-class health and safety programs in those countries without government VPP programs. Our 56 Global Star sites have passed a rigorous evaluation conducted by GE internal health and safety experts. We also have 89 sites accredited by outside auditors under the ISO 14000 Standard for Environmental Management Systems.

(15)

Over the last two years we spent a total of about $0.1 billion for capital projects related to the environment. These amounts exclude expenditures for remediation actions, which are principally expensed and are discussed below. Capital expenditures for environmental purposes have included pollution control devices—such as wastewater treatment plants, groundwater monitoring devices, air strippers or separators, and incinerators—at new and existing facilities constructed or upgraded in the normal course of business. Consistent with policies stressing environmental responsibility, we expect our capital expenditures other than for remediation projects to total about $0.1 billion over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

We also are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to $0.1 billion in each of the last two years. We presently expect that such remediation actions will require average annual expenditures in the range of $0.1 billion to $0.2 billion over the next two years.

The U.S. Environmental Protection Agency (EPA) ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York State. We have submitted what is known as a “Good Faith Offer” under the Superfund law and continue to cooperate and negotiate with the EPA in the implementation of this ruling. Pursuant to negotiated agreements, we have conducted extensive sampling of the project area to determine the location of PCBs that may be dredged and have agreed to undertake the design and engineering of the remedy. The agreements also provide for the reimbursement of certain EPA costs expended in the past and which would be expended in the future. The remedial design and engineering activities are scheduled to be completed during 2006. Negotiations continue concerning performance of the remedial work. Our Statement of Financial Position as of December 31, 2004 and 2003, included liabilities for the estimated costs of this remediation.

See pages 59 and 98 of the 2004 Annual Report to Shareowners for additional discussion of environmental matters.

Employee Relations

At year-end 2004, General Electric Company and consolidated affiliates employed 307,000 persons, of whom approximately 165,000 were employed in the United States. For further information about employees, see page 67 of the 2004 Annual Report to Shareowners.

Approximately 23,700 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2003, General Electric Company negotiated four-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2007. NBC Universal is party to approximately 160 labor agreements covering about 3,500 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

(16)

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

We own, or hold licenses to use, numerous patents. New patents are continuously being obtained through our research and development activities as existing patents expire. Patented inventions are used both within the Company and are licensed to others, but no operating segment is substantially dependent on any single patent or group of related patents.

Agencies of the U.S. Government constitute our largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	2004	2003	2002	2004	2003	2002

Total sales to U.S. Government Agencies	2%	2%	2%	4%	4%	4%
Transportation segment defense-related sales	2	2	2	3	3	3

GE is a trademark and service mark of General Electric Company; NBC is a trademark and service mark of NBC Universal, Inc.; and MSNBC is a trademark and service mark of MSNBC Cable, LLC.

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

Item 2. Properties

Manufacturing operations are carried out at approximately 231 manufacturing plants located in 40 states in the United States and Puerto Rico and at 293 manufacturing plants located in 36 other countries.

Item 3. Legal Proceedings

In compliance with SEC disclosure requirements, the following are environmental proceedings involving potential monetary sanctions of $100,000 or greater.

(17)

On April 16, 2004, the New York Department of Environmental Conservation (DEC) informed us that it would be seeking $97,800 in penalties for violations by our Waterford, NY facility of the State of New York's water and hazardous waste laws. In July 2004, DEC informed us that it was dropping certain allegations and including others pertaining to the reporting of information and increasing its penalty demand to $117,000. We are currently engaged in settlement discussions with the DEC.

On October 18, 2004, the California Department of Pesticide Registration informed us that it would be seeking $202,959 in penalties for violations by our Betz Water business of the State of California’s pesticide registration requirements. The California Department of Pesticide Registration has since reduced its penalty demand to $160,000, and settlement discussions are continuing.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

With respect to “Market Information”, in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The Stock Exchange, London and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2004
Fourth quarter	$37.75	$32.65	$.22
Third quarter	34.53	31.42	.20
Second quarter	33.49	29.55	.20
First quarter	34.57	28.88	.20

2003
Fourth quarter	$31.30	$27.37	$.20
Third quarter	32.42	26.90	.19
Second quarter	31.66	25.50	.19
First quarter	28.00	21.30	.19

As of January 31, 2005, there were about 660,000 shareowner accounts of record.

(18)

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(b)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2004
October	6,154	$33.98	705
November	6,925	$35.40	325
December	2,791	$36.63	1,040
Total	15,870	$35.06	2,070	$15.0 billion

(a)
This category includes 13,800 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(b)
Of the total 2,070 thousand shares, 1,230 thousand shares were repurchased through the 1994 GE Share Repurchase Program (the ’94 Program) under which we were authorized to repurchase up to $30 billion of Company common stock. The ’94 Program was closed out in December 2004, after a total of 1,109 million shares were purchased at an aggregate cost of approximately $23 billion. In December 2004, our Board of Directors authorized a new three year, $15 billion share repurchase program (the Program). A total of 840 thousand shares were purchased under this program in December 2004. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

Item 6. Selected Financial Data

Incorporated by reference to data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 67 and for data relating to mandatorily redeemable preferred shares appearing on page 95 of the Annual Report to Shareowners for the fiscal year ended December 31, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to pages 48-52 and 54-71 of the Annual Report to Shareowners for the fiscal year ended December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to page 62 of the Annual Report to Shareowners for the fiscal year ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data

See index under item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

(19)

Item 9A. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to page 47 of the Annual Report to Shareowners for the fiscal year ended December 31, 2004.

Item 9B. Other Information

Not applicable.

(20)

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant (As of March 1, 2005)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	49	January 1997
Philip D. Ameen	Vice President and Comptroller	56	April 1994
Ferdinando Beccalli-Falco	Senior Vice President, GE International	55	September 2003
Charlene T. Begley	Vice President, GE Transportation	38	January 2003
David L. Calhoun	Senior Vice President, GE Transportation	47	June 1995
James P. Campbell	Senior Vice President, GE Consumer & Industrial, Americas	47	April 2001
William H. Cary	Vice President, Corporate Investor Relations	45	March 2003
Kathryn A. Cassidy	Vice President and GE Treasurer	50	March 2003
William M. Castell	Vice Chairman of the Board and Executive Officer	57	April 2004
William J. Conaty	Senior Vice President, Human Resources	59	October 1993
Pamela Daley	Vice President, Corporate Business Development	52	July 2004
Dennis D. Dammerman	Vice Chairman of the Board and Executive Officer	59	March 1984
Brackett B. Denniston	Vice President and General Counsel	57	February 2004
Scott C. Donnelly	Senior Vice President, Global Research	43	August 2000
Shane Fitzsimons	Vice President, Financial Planning and Analysis	37	February 2004
Yoshiaki Fujimori	Senior Vice President, GE Consumer Finance, Asia	53	June 2001
Arthur H. Harper	Senior Vice President, GE Equipment Services	49	September 2002
Benjamin W. Heineman, Jr.	Senior Vice President, Law and Public Affairs and Secretary	61	September 1987
Joseph M. Hogan	Senior Vice President, GE Healthcare Technologies	47	November 2000
John Krenicki, Jr.	Senior Vice President, GE Advanced Materials	42	March 2000
Michael A. Neal	Senior Vice President, GE Commercial Finance	51	September 2002
David R. Nissen	Senior Vice President, GE Consumer Finance	53	September 2002
James A. Parke	Senior Vice President, and Chief Financial Officer, GE Capital	59	September 2002
Ronald R. Pressman	Senior Vice President, GE Insurance Solutions	46	September 2002
Gary M. Reiner	Senior Vice President and Chief Information Officer	50	January 1991
John G. Rice	Senior Vice President, GE Energy	48	September 1997
Keith S. Sherin	Senior Vice President, Finance and Chief Financial Officer	46	January 1999
Lloyd G. Trotter	Senior Vice President, GE Consumer & Industrial	59	November 1992
William A. Woodburn	Senior Vice President, GE Infrastructure	54	June 2001
Robert C. Wright	Vice Chairman of the Board and Executive Officer	61	July 2000

(21)

All Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years except Sir William M. Castell. Prior to joining GE in April 2004, Sir William Castell was the CEO of Amersham plc, since 1989.

The policies comprising GE’s code of conduct are set forth in the Company’s integrity manual, Integrity: The Spirit and the Letter of Our Commitment. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The integrity manual is published on the integrity section of the Company’s website at www.ge.com. The board will not permit any waiver of any ethics policy for any director or executive officer.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Board of Directors and Committees,” “Information Relating to Directors, Nominees and Executive Officers” and “Additional Information” in the definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners to be held April 27, 2005.

Item 11. Executive Compensation

Incorporated by reference to “Information Relating To Directors, Nominees and Executive Officers,” “Contingent Long-Term Performance Awards,” “Summary Compensation Table,” “Stock Options,” “Compensation Committee Report,” “Five-Year Financial Performance Graph: 2000-2004” and “Retirement Benefits” in the definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners to be held April 27, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 27, 2005.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to note 25 on pages 100-101 of the Annual Report to Shareowners for the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 27, 2005.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to “Independent Auditor” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 27, 2005.

(22)

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.
Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Shareowners for the fiscal year ended December 31, 2004, a copy of which is attached as Exhibit 13.

Annual Report Page(s)

Statement of earnings for the years ended December 31, 2004, 2003 and 2002	72
Consolidated statement of changes in shareowners’ equity for the years ended December 31, 2004, 2003 and 2002	72
Statement of financial position at December 31, 2004 and 2003	74
Statement of cash flows for the years ended December 31, 2004, 2003 and 2002	76
Management’s annual report on internal control over financial reporting	47
Report of independent registered public accounting firm	47
Other financial information:
Notes to consolidated financial statements	53, 78-111
Operating segment information	52-58 103 110-111
Geographic segment information	58-59 and 103
Operations by quarter (unaudited)	109

(a)2.	The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3.	Exhibit Index

(3)
The Certificate of Incorporation, as amended, and By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit (3) of General Electric’s Current Report on Form 8-K dated April 27, 2000 (Commission file number 1-35)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

(23)

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 1-6461)).

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (f) to GECC’s Post-Effective Amendment No.1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 1-6461)).

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

4(f)
Senior Note Indenture dated as of January 1, 2003, between GE and The Bank of New York, as trustee for the senior debt securities. (Incorporated by reference to Exhibit 4(a) to GE’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 1-35)).

4(g)
Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

4(h)
Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to the GECC’s Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

4(i)	Form of LIBOR Floating Rate Note (Incorporated by reference to Exhibit 4 of General Electric’s Current Report on Form 8-K dated October 29, 2003 (Commission file number 1-35)).

4(j)
Fifth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank N.A., J.P. Morgan Bank Luxembourg, S.A. and J.P. Morgan Bank (Ireland) p.l.c., dated as of May 21, 2004 (Incorporated by reference to Exhibit 4(f) to General Electric Capital Services, Inc.’s Form 10-K Report for the fiscal year ended December 31, 2004).

4(k)
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

(24)

(b)
General Electric Financial Planning Program, as amended through September 1993 (Incorporated by reference to Exhibit 10(h) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993).

(c)
General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990).

(d)
General Electric 1987 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(k) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1987).

(e)
General Electric 1991 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(n) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1990).

(f)
General Electric 1994 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(o) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993).

(g)
General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

(h)
General Electric Leadership Life Insurance Program, effective January 1, 1994 (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1993).

(i)
General Electric 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Shareowners held on April 24, 1996 (Commission file number 1-35)).

(j)
General Electric 1995 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1995).

(k)
General Electric 1996 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1996).

(l)
General Electric 1997 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(t) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997).

(25)

(m)
General Electric 1990 Long-Term Incentive Plan as restated and amended effective August 1, 1997 (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1997).

(n)
General Electric 1998 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1998).

(o)
General Electric 1999 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(v) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1999).

(p)
General Electric 2000 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(u) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2000).

	(q)	General Electric Supplementary Pension Plan, as amended effective January 1, 2005.*

	(r)	Form of GE Executive Life Insurance Agreement provided to GE officers, as revised November 2003.*

(s)
General Electric 2001 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(x) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2001).

(t)
General Electric 2003 Non-Employee Director Compensation Plan (Incorporated by reference to Exhibit 10(w) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

(u)
General Electric 2003 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(x) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

(v)
Amendment No. 1 to General Electric 1990 Long-Term Incentive Plan as restated and amended effective August 1, 1997 (Incorporated by reference to Exhibit 10(y) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

	(w)	Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004.*

	(x)	GE Retirement for the Good of the Company Program, as amended effective January 1, 2005.*

	(y)	GE Excess Benefits Plan, effective July 1, 2003.*

	(z)	General Electric 2002 Executive Deferred Salary Plan.*

(11)	Statement re Computation of Per Share Earnings.**

(26)

(12)	Computation of Ratio of Earnings to Fixed Charges.*

(13)	GE’s 2004 Annual Report to Shareowners, certain sections of which have been incorporated herein by reference.*

(21)	Subsidiaries of Registrant.*

(23)
Consent of independent registered public accounting firm incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-50639, 33-39596, 33-39596-01, 33-29024, 333-59671, 333-120155, 333-72566, 333-104526, and 333-110771), on Form S-4 (Registration No. 333-107556), and on Form S-8 (Registration Nos. 333-01953, 333-42695, 333-74415, 333-83164, 333-98877, 333 94101, 333-65781, 333-88233, 333-117855, 333-99671 and 333-102111).*

(24)	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

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

(27)

99(c)
Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99 (g) to General Electric Capital Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707) (Commission file number 1-6461).

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in note 8 to the 2004 Annual Report to Shareowners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(28)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2004, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 1st day of March 2005.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

(29)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	March 1, 2005
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	March 1, 2005
Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Dennis D. Dammerman*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Kenneth G. Langone	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact March 1, 2005

(30)