Form 10-K/A
period 2004-12-31
GENERAL ELECTRIC CO
filed 2005-05-06
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, held on April 27, 2005, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

2005 Restatement

Overview

We are filing this amendment to General Electric Company’s (GE) Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivatives transactions. These transactions relate to treasury operations at General Electric Capital Corporation (GECC). The effect of the restatement on our statement of financial position at the end of the reported periods is immaterial and the restatement has no effect on our cash flows.

Cumulatively through December 31, 2004, and separately in first quarter 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
(In millions)	Total	Quarter ending March 31, 2005	Cumulative through December 31, 2004

Increase (decrease) in earnings
before accounting changes	$381	$(78)	$459
Accounting changes	157	-	157
Increase (decrease) in net earnings	$538	$(78)	$616

We have also determined that a control deficiency related to this subset of derivatives giving rise to the restatement constituted a material weakness in our internal control over financial reporting. The material weakness related to accounting for derivatives that were entered into prior to August of 2003 (except for one immaterial transaction), and there were no subsequent transactions of this sort. We have fully remediated that weakness as of the date of this report. See “Item 9A - Controls and Procedures.”

Internal Audit

In the course of a regularly scheduled audit, our internal corporate audit staff identified errors with respect to GECC’s use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Descriptions of these errors follow:

•
The first errors were in accounting for interest rate and currency swaps at GECC that included fees paid or received at inception. These swaps related to about 14% of our overall borrowings at January 1, 2001, and about 6% of our overall borrowings at December 31, 2004. Our initial accounting viewed these fees as immaterial. KPMG LLP, our independent registered public accounting firm, reviewed this initial accounting in connection with their 2001 audit. In 2003, we discontinued use of such swaps, except for one immaterial transaction, but continued the previous accounting for those already in place. Because of the swap fees, however, the fair values of the swaps were not zero at inception as required by SFAS 133 and, accordingly, we were required to, but did not, test periodically for effectiveness.

•
The second errors arose from a hedge accounting position related to a portfolio of assets consolidated by GECC in July 2003 at the implementation of Financial Accounting Standards Board Interpretation No. (FIN) FIN 46, Consolidation of Variable Interest Entities. This portfolio included assets equal to 2% and 1% of GE’s total assets at consolidation and at December 31, 2004, respectively. We entered into interest rate swaps in 2003 to adjust the economic yield on these newly-consolidated fixed-rate assets from a fixed to a floating rate. Adhering to our hedge documentation at the 2003 inception of these swaps, we did not perform subsequent periodic testing of their effectiveness. We determined as a result of the internal audit that the prepayment penalties in the underlying assets, which penalties had not been identified by us or KPMG LLP at implementation, were not appropriately mirrored in the associated swaps, as required in order to avoid periodic testing of effectiveness under SFAS 133. Accordingly, periodic effectiveness testing was required under SFAS 133 for these swaps.

(3)

•
In the course of the internal audit, we also identified other errors under SFAS 133 with respect to other aspects of certain swaps and other derivative instruments. Adjustments to correct the accounting for these transactions also are included in our restated results of operations. We do not believe these other adjustments are material, individually or in the aggregate, to our financial position or our results of operations for any reported period.

During its audit, the internal audit staff reported its findings to management, to KPMG LLP and to the Audit Committee of the Board of Directors. After initial discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on May 5, 2005, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on May 5, 2005, that previously reported results for GE, General Electric Capital Services (GECS) and GECC be restated to eliminate hedge accounting for these swaps and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

Based on information to date, our personnel did not use these accounting issues to influence incentive or other compensation in the past. Going forward, adjustments in the restated financial results will not be used to influence positively any person’s compensation.

Restatement

In response to the issues raised by the internal audit relating to the derivatives transactions described above:

•
we have completed a review of the documentation and accounting for interest rate and currency swaps with respect to the types of hedging transactions affected by the restatement at GECC treasury operations;

•	we are taking action to adjust our interest rate and currency swaps thereby eliminating any significant volatility associated with these swaps; and

•	we have reversed the effects of incorrect hedge accounting by restating our previously issued financial statements.

Effects of Restatement

The following tables set forth the effects of the restatement relating to derivatives transactions on affected line items within our previously reported Statements of Earnings for the years 2004, 2003, 2002 and 2001 and for each of the quarters in the years 2004 and 2003. The restatement has an immaterial effect on our Statements of Financial Position at the end of each of the restated periods and has no effect on the timing or amount of operating cash flows.

(4)

Effects on Statements of Earnings

Income (expense) (in millions; per-share amounts in dollars)	Total	2004	2003	2002	2001

Revenues	$930	$503	$454	$16	$(43)
Interest and other financial charges	(170)	(129)	(67)	65	(39)
Provision for income taxes	(301)	(148)	(153)	(32)	32
Earnings before accounting changes	459	226	234	49	(50)
Cumulative effect of accounting changes	157	-	-	-	157
Net earnings	$616	$226	$234	$49	$107

		2004	2003	2002	2001

Per-share amounts before accounting changes
Diluted, as reported		$1.59	$1.55	$1.51	$1.41
Adjustment		0.02	0.02	-	(0.01)
Diluted, as restated		$1.61	$1.57	$1.51	$1.40

Basic, as reported		$1.60	$1.56	$1.52	$1.42
Adjustment		0.02	0.02	-	-
Basic, as restated		$1.62	$1.58	$1.52	$1.42

Per-share amounts after accounting changes
Diluted, as reported		$1.59	$1.49	$1.41	$1.37
Adjustment		0.02	0.02	-	-
Diluted, as restated		$1.61	$1.51	$1.41	$1.37

Basic, as reported		$1.60	$1.50	$1.42	$1.38
Adjustment		0.02	0.02	-	0.01
Basic, as restated		$1.62	$1.52	$1.42	$1.39

(5)

	2004
Income (expense) (in millions; per-share amounts in dollars)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$503	$242	$(254)	$64	$451
Interest and other financial charges	(129)	(33)	(33)	(31)	(32)
Provision for income taxes	(148)	(83)	114	(13)	(166)
Net earnings	$226	$126	$(173)	$20	$253

		First quarter	Second quarter	Third quarter	Fourth quarter

Per-share amounts before accounting changes
Diluted, as reported		$0.32	$0.38	$0.38	$0.51
Adjustment		0.01	(0.02)	-	0.02
Diluted, as restated		$0.33	$0.36	$0.38	$0.53

Basic, as reported		$0.32	$0.38	$0.38	$0.51
Adjustment		0.01	(0.02)	0.01	0.02
Basic, as restated		$0.33	$0.36	$0.39	$0.53

Per-share amounts after accounting changes
Diluted, as reported		$0.32	$0.38	$0.38	$0.51
Adjustment		0.01	(0.02)	-	0.02
Diluted, as restated		$0.33	$0.36	$0.38	$0.53

Basic, as reported		$0.32	$0.38	$0.38	$0.51
Adjustment		0.01	(0.02)	0.01	0.02
Basic, as restated		$0.33	$0.36	$0.39	$0.53

(6)

	2003
Income (expense) (in millions; per-share amounts in dollars)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$454	$441	$775	$(703)	$(59)
Interest and other financial charges	(67)	33	(30)	(34)	(36)
Provision for income taxes	(153)	(187)	(295)	291	38
Net earnings	$234	$287	$450	$(446)	$(57)

		First quarter	Second quarter	Third quarter	Fourth quarter

Per-share amounts before accounting changes
Diluted, as reported		$0.32	$0.38	$0.40	$0.45
Adjustment		0.03	0.04	(0.05)	-
Diluted, as restated		$0.35	$0.42	$0.35	$0.45

Basic, as reported		$0.32	$0.38	$0.40	$0.45
Adjustment		0.03	0.04	(0.04)	-
Basic, as restated		$0.35	$0.42	$0.36	$0.45

Per-share amounts after accounting changes
Diluted, as reported		$0.30	$0.38	$0.36	$0.45
Adjustment		0.03	0.04	(0.04)	-
Diluted, as restated		$0.33	$0.42	$0.32	$0.45

Basic, as reported		$0.30	$0.38	$0.36	$0.45
Adjustment		0.03	0.04	(0.04)	-
Basic, as restated		$0.33	$0.42	$0.32	$0.45

Reversal of these cumulative adjustments will affect net earnings negatively over the terms of the underlying assets and debt, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and our plan to reduce accounting volatility by replacing volatile swaps not qualifying for hedge accounting.

For additional information relating to the effect of the restatement, see the following items:

Part I

Item 1 - Business

Part II:

Item 6 - Selected Financial Data
Item 7 - Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Item 8 - Financial Statements and Supplementary Data
Item 9A - Controls and Procedures

(7)

Part IV:

Item 15 - Exhibits and Financial Statements Schedule

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, which is being filed on the date hereof, we are reporting net earnings of $3,965 million for the three months ended March 31, 2005, compared with $4,043 million that we reported in our earnings release on April 15, 2005. This decrease results from the restatement and errors of the same type that gave rise to the restatement.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2004, 2003, 2002 and 2001. Readers also should no longer rely on our April 15, 2005, earnings release.

(8)

Part I

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in note 1 to the consolidated financial statements of General Electric Company (the Company) on pages 00. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company.

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

(9)

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

Our consolidated global revenues increased to $71.8 billion in 2004, compared with $60.8 billion in 2003 and $53.4 billion in 2002. For additional information about our global operations, see pages 37-39.

Operating Segments

Segment revenue and profit information is presented on page 63. Additional financial data and commentary on recent financial results for operating segments are provided on pages 31-37 and in note 27 (page 113) to the consolidated financial statements.

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

(10)

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

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America, Europe and Asia.

(11)

Consumer Finance

Consumer Finance (10.3%, 9.5% and 7.8% of consolidated revenues in 2004, 2003 and 2002, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 41 countries. We offer a broad range of financial products, including private-label credit cards; personal loans; bank cards; auto loans, leases and inventory financing; residential mortgages; corporate travel and purchasing cards; debt consolidation loans; home equity loans; and credit and other insurance products for customers on a global basis.

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

Consumer & Industrial

Consumer & Industrial (9.0%, 9.5% and 9.7% of consolidated revenues in 2004, 2003 and 2002, respectively) sells products characterized by high volume and relatively low unit prices. Our products share several characteristics - competitive design, efficient manufacturing and effective distribution and service. Strong global competition rarely permits premium pricing, so cost control, including productivity, is key. Despite pricing pressures on many of our products, we also invest in the development of differentiated, premium products that are more profitable. The combination of three separate industrial businesses provides scale and facilitates synergies in headquarter, back office and distribution channel costs. While some Consumer & Industrial products are primarily directed to consumer applications (appliances, for example), and some primarily to industrial applications (switchgear, for example), others are directed to both markets (lighting, for example).

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

(12)

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

Energy

Energy (11.3%, 14.2% and 17.9% of consolidated revenues in 2004, 2003 and 2002, respectively) serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. In 2003, we made several acquisitions including Jenbacher A.G. of Austria. These acquisitions continue to improve our ability to serve our global customers and further add to the portfolio of complete solutions for the energy industry. The acquisition of Jenbacher A.G. added reciprocating gas engines to the portfolio. We offer wind turbines as part of our renewable energy portfolio, which also includes hydropower, solar, and geothermal technology. We also sell aircraft engine derivatives for use as industrial power sources. This activity is also reported in the Transportation segment. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a worldwide supplier of gas turbines for Integrated Gasification Combined Cycle (IGCC) applications, having provided gas turbines for a significant number of the world's operating IGCC plants. IGCC systems convert coal and other hydrocarbons into synthetic gas which, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared to traditional pulverized coal power plants. Our Oil and Gas business offers advanced technology turbomachinery products and services for production, liquid natural gas, transportation, storage, refineries, petrochemical and distribution systems. We have leading technology in total pipeline integrity solutions including analysis and pipeline asset management. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, contractual services agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote

(13)

performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

Worldwide competition for power generation products and services is intense. Demand for most power generation products and services is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. Regional load growth requirements and demand side management are important factors. The availability of fuels and related prices have a large impact on demand. For information about orders and backlog, see page 50.

Our headquarters are in Atlanta, Georgia, and our operations are located in North America, Europe, South America and Asia.

Equipment & Other Services

Equipment & Other Services (5.9%, 3.6% and 4.2% of consolidated revenues in 2004, 2003 and 2002, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and marine containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and manage credit risk. In addition, we seek to understand our customers and to meet their needs with unique, efficient and cost effective product and service offerings.

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

(14)

For information about orders and backlog, see page 35.

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

(15)

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

(16)

NBC Universal

NBC Universal, Inc. (NBC Universal) (8.4%, 5.1% and 5.4% of consolidated revenues in 2004, 2003 and 2002, respectively) was formed in May 2004 upon the combination of NBC with Vivendi Universal Entertainment LLLP and certain related assets. NBC Universal is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the production and distribution of motion pictures; the operation, under licenses from the Federal Communications Commission (FCC), of television broadcasting stations; the ownership of several cable/satellite networks around the world; the operation of theme parks; and investment and programming activities in multimedia and the Internet. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves more than 230 affiliated stations within the United States. Telemundo is a leading U.S. Spanish-language commercial broadcast television network. At December 31, 2004, we owned and/or operated 29 VHF and UHF television stations including those located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; New York, NY; Raleigh-Durham, NC; Columbus, OH; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations of the NBC Television Network, the Telemundo network, and the company’s owned stations are subject to FCC regulation. Our operations include investment and programming activities in cable television, principally through USA Network, Bravo, CNBC, SCI FI Channel, MSNBC, CNBC Europe, CNBC Asia Pacific, and entertainment channels across Europe and Latin America; equity investments in Arts and Entertainment, The History Channel, the Sundance Channel, ValueVision Media, Inc.; and a non-voting interest in Paxson Communications Corporation. Through a strategic alliance with Dow Jones, we operate CNBC Europe and CNBC Asia Pacific using the European and Asian business news resources of Dow Jones, and we use Dow Jones editorial resources in the United States. We have secured exclusive United States television rights to the 2006, 2008, 2010 and 2012 Olympic Games.

Our headquarters are in New York, New York and our operations are located in North America and Europe.

Transportation

Transportation (10.2%, 10.0% and 10.3% of consolidated revenues in 2004, 2003 and 2002, respectively) produces, sells and services equipment for the air and rail transportation industries.

We describe the segment according to market channel - Aircraft Engines and Rail.

For information about orders and backlog, see page 37.

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

(17)

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

Geographic Data, Exports from the U.S. and Total Global Operations

Geographic data (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 27 to the consolidated financial statements on page 113.

Additional financial data about our exports from the U.S. and total global operations are provided on pages 37-39.

Orders Backlog

See pages 34, 35, 37 and 50 for information about our backlog of unfilled orders.

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

(18)

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

See pages 39 and 106 for additional discussion of environmental matters.

(19)

Employee Relations

At year-end 2004, General Electric Company and consolidated affiliates employed 307,000 persons, of whom approximately 165,000 were employed in the United States. For further information about employees, see page 23.

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

(20)

Item 2. Properties

Manufacturing operations are carried out at approximately 231 manufacturing plants located in 40 states in the United States and Puerto Rico and at 293 manufacturing plants located in 36 other countries.

Item 3. Legal Proceedings

On April 29, 2005, the Company received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission. This subpoena requires the Company to produce documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. The Company will cooperate fully with the SEC.

GE Insurance Solutions has made limited use of reinsurance with finite risk characteristics to manage the risks of catastrophic events, such as storms or hurricanes, and to protect itself from the volatility inherent in its business. Based on its numerous reviews of GE Insurance Solutions’ reinsurance agreements with finite risk characteristics in the past several years, the Company believes that the agreements have been properly structured and accounted for, with appropriate risk transfer, and properly disclosed.

After we commenced the work for an internal audit in connection with GECC’s treasury operation, we received a letter dated January 20, 2005 from the Boston District Office of the U.S. Securities and Exchange Commission, indicating that it was conducting an informal investigation and requesting that GE and GECC voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by us and GECC. In response to the staff’s request, we and GECC have voluntarily provided documents and other information and we intend to continue to cooperate fully with them in their ongoing investigation.

Environmental

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

Item 6. Selected Financial Data

Information below is divided into three sections: upper portion - consolidated data; middle portion - GE data that reflect various conventional measurements for such enterprises; and lower portion - GECS data that reflect key information pertinent to financial services businesses.

(22)

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the U.S. Securities and Exchange Commission on March 1, 2005. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements.

(In millions; per-share amounts in dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES
Revenues	$152,866	$134,641	$132,226	$126,373	$130,385
Earnings before accounting changes	16,819	15,823	15,182	14,078	12,735
Cumulative effect of accounting changes	-	(587)	(1,015)	(287)	-
Net earnings	16,819	15,236	14,167	13,791	12,735
Dividends declared	8,594	7,759	7,266	6,555	5,647
Return on average shareowners’ equity excluding the
effect of accounting changes	17.6%	22.2%	25.7%	26.8%	27.5%
Per share
Earnings before accounting changes-diluted	$1.61	$1.57	$1.51	$1.40	$1.27
Cumulative effect of accounting changes-diluted	-	(0.06)	(0.10)	(0.03)	-
Earnings-diluted	1.61	1.51	1.41	1.37	1.27
Earnings before accounting changes-basic	1.62	1.58	1.52	1.42	1.29
Cumulative effect of accounting changes-basic	-	(0.06)	(0.10)	(0.03)	-
Earnings-basic	1.62	1.52	1.42	1.39	1.29
Dividends declared	0.82	0.77	0.73	0.66	0.57
Stock price range	37.75-28.88	32.42-21.30	41.84-21.40	52.90-28.25	60.50-41.67
Year-end closing stock price	36.50	30.98	24.35	40.08	47.94
Total assets	750,507	647,828	575,236	495,012	437,006
Long-term borrowings	212,670	171,966	140,401	79,653	82,132
Shares outstanding-average (in thousands)	10,399,629	10,018,587	9,947,113	9,932,245	9,897,110
Shareowner accounts-average	658,000	670,000	655,000	625,000	597,000
GE DATA
Short-term borrowings	$3,409	$2,555	$8,786	$1,722	$940
Long-term borrowings	7,625	8,388	970	787	841
Minority interest	7,701	1,079	1,028	948	968
Shareowners’ equity	110,821	79,631	64,079	55,000	50,492
Total capital invested	$129,556	$91,653	$74,863	$58,457	$53,241
Return on average total capital invested
excluding effect of accounting changes	16.0%	20.0%	24.4%	26.7%	27.4%
Borrowings as a percentage of total capital invested	9.0%	11.9%	13.0%	4.3%	3.3%
Working capital(a)	$8,328	$5,282	$3,821	$(2,398)	$799
Additions to property, plant and equipment	2,427	2,158	2,386	2,876	2,536
Employees at year end
United States	129,000	122,000	125,000	125,000	131,000
Other countries	98,000	96,000	94,000	94,000	92,000
Total employees	227,000	218,000	219,000	219,000	223,000
GECS DATA
Revenues	$71,279	$64,733	$58,715	$58,813	$66,709
Earnings before accounting changes	8,387	7,988	4,675	5,536	5,192
Cumulative effect of accounting changes	-	(339)	(1,015)	(12)	-
Net earnings	8,387	7,649	3,660	5,524	5,192
Shareowner’s equity	54,292	45,759	37,302	28,766	23,022
Minority interest	8,682	5,115	4,445	4,267	3,968
Total borrowings	360,799	319,941	270,521	239,748	205,371
Ratio of debt to equity at GE Capital	6.53:1	6.66:1	6.51:1	7.26:1	7.53: 1
Total assets	$618,504	$554,871	$489,820	$425,473	$370,636
Insurance premiums written	15,250	18,602	16,999	15,843	16,461
Employees at year end
United States	36,000	33,000	36,000	33,000	37,000
Other countries	44,000	54,000	60,000	58,000	53,000
Total employees	80,000	87,000	96,000	91,000	90,000

Transactions between GE and GECS have been eliminated from the consolidated information.
(a)	Working capital is defined as the sum of receivables from the sales of goods and services, plus inventories, less trade accounts payable and progress collections.

(23)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 Restatement

As discussed in note 1, we are restating financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivatives transactions. These transactions relate to treasury operations at GE Capital Corporation (GECC).

The errors identified in our internal audit related to the accounting for certain derivative instruments used in meeting our objective of managing exchange rate and interest rate risks. Because we conduct business in diverse markets around the world and local funding is not always efficient, we use derivatives including swaps to eliminate certain market and financial risks. In addition, swaps are used to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. When interest rate and currency swaps are effective as accounting hedges under the technical requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. GE has historically used such instruments to effectively mitigate financial and market risks, as evidenced by the analysis of the potential effects of changes in interest rates and currency exchange rates presented on page 43. The effect of our inability to apply hedge accounting for the swaps requiring restatement is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported results of operations will be directly influenced by changes in interest rates and currency rates.

The following table sets forth the effects of the errors in accounting for debt interest rate and currency swaps with fees, asset swaps with prepayment penalties and certain other derivatives, as more fully described in the Explanatory Statement beginning on page 3, on our previously reported earnings for the years 2001 through 2004, and each of the quarters in the years 2003 and 2004. The effect of the restatement on our Statements of Financial Position at the end of each of the reported periods is immaterial and the restatement had no effect on our cash flows.

	Increase (decrease) in
	Earnings Before Accounting Changes				2001 Accounting Change (a)
(In millions)	2004	2003	2002	2001

Debt swaps with fees
Interest rate	$77	$(35)	$198	$(14)	$167
Currency	125	87	(154)	(45)	(7)
Asset swaps with prepayment penalties	15	125	-	-	-
Other, net	9	57	5	9	(3)
Total adjustment	$226	$234	$49	$(50)	$157

Previously reported earnings before accounting changes	$16,593	$15,589	$15,133	$14,128
Percent variation for previously reported earnings before
accounting changes	1.4%	1.5%	0.3%	(0.4)%

(a)	Represents the cumulative effect on earnings as of January 1, 2001, the date we adopted SFAS 133.

(24)

(In millions)	Increase (decrease) in Net Earnings (a)
	2005	2004				2003
Quarter	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Debt swaps with fees
Interest rate	$(153)	$144	$142	$(436)	$227	$(61)	$(650)	$448	$228
Currency	28	84	(20)	69	(8)	8	74	(1)	6
Asset swaps with prepayment
penalties	82	13	(102)	198	(94)	(5)	130	-	-
Other, net	(35)	12	-	(4)	1	1	-	3	53
Total adjustment	$(78)	$253	$20	$(173)	$126	$(57)	$(446)	$450	$287

Previously reported earnings before
accounting changes		$5,378	$4,051	$3,924	$3,240	$4,560	$4,021	$3,794	$3,214
Percent variation from previously
reported earnings before accounting
changes		4.7%	0.5%	(4.4)%	3.9%	(1.3)%	(11.1)%	11.9%	8.9%

(a)	See also Note 31 to the Notes to Consolidated Financial Statements - Quarterly Information (Unaudited), as restated.

Changes to our previously reported earnings detailed above reflect the increased volatility arising from factors outside our control - changes in interest rates and currency rates, and prepayments of fixed-rate loans by customers. We experienced such changes over the affected period of 2001 through the first quarter of 2005, with generally lower interest rates and the resultant increase in loan prepayments, and a U.S. dollar that was relatively strong in the early part of that period but weakened steadily thereafter.

We used interest rate and asset swaps to convert the economics of underlying debt and assets generally from fixed to floating interest rates. Values of swaps themselves change as interest rates change. Declines in rates generally tend to cause positive earnings effects from revaluation of associated debt swaps, the larger of our swap positions, but negative earnings effects from revaluation of asset swaps, the smaller position. Interest rates generally trended downward during the period from 2001 to the present, explaining the overall positive effect on earnings from this accounting error correction. But interest rates were sometimes volatile within the years - for example increasing sharply in the third quarter of 2003 and second quarter of 2004, resulting in a negative earnings effect in those quarters.

Those effects combined to produce a cumulative earnings increase of $0.6 billion through December 31, 2004. Of that amount, $0.4 arose from interest rate swaps, which were used throughout the affected period; $0.1 from asset swaps, which were first used in 2003 after which rates were somewhat volatile, but moved slightly higher; and no effect from currency swaps, where increases and decreases to earnings offset over the affected period. Reversal of these cumulative adjustments will affect net earnings negatively over the terms of the underlying assets and debt, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements andour plan to reduce accounting volatility by replacing volatile swaps not qualifying for hedge accounting.

Operations

Our consolidated financial statements combine the industrial manufacturing, services and media businesses of General Electric Company (GE) with the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2002 through 2004, Global Risk Management, Segment Operations, Global Operations and Environmental Matters.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules; those rules require the supplemental explanations and reconciliations provided on pages 50-52.

2004 WAS A YEAR OF PORTFOLIO TRANSITION. As described in our report last year, we simplified our organization on January 1, 2004, by realigning certain businesses within our segment structure. Certain prior-period amounts in this financial section have been reclassified to reflect this reorganization.

We continued making progress toward our objectives through strategic acquisitions, mergers and dispositions.

(25)

•	In April 2004, we acquired Amersham plc (Amersham), a world leader in medical diagnostics and life sciences, to complement our existing Healthcare business.

•	In May 2004, we combined NBC with Vivendi Universal Entertainment LLLP (VUE) to create one of the world’s leading media companies, NBC Universal.

•
In May 2004, we also completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. We sold approximately 30% of the common shares of Genworth to the public, and we expect (subject to market conditions) to reduce our ownership over the next two years as Genworth transitions to full independence. This transaction resulted in a second quarter pre-tax loss of $0.6 billion ($0.3 billion after tax), recognized in the Insurance segment.

•
In December 2004, we sold a majority interest in Gecis, our global business processing operation, to two leading private investment firms. We received cash proceeds of $0.6 billion and retained a 40% investment in Gecis. This transaction resulted in a fourth quarter pre-tax gain of $0.4 billion ($0.3 billion after tax), recognized in the Equipment & Other Services segment.

WE DECLARED $8.6 BILLION IN DIVIDENDS IN 2004. Per-share dividends of $0.82 were up 6% from 2003, following a 5% increase from the preceding year. In December 2004, our Board of Directors raised our quarterly dividend 10% to $0.22 per share. We have rewarded our shareowners with over 100 consecutive years of dividends, with 29 consecutive years of dividend growth, and our dividend growth for the past five years has significantly outpaced that of companies in the Standard & Poor’s 500 stock index.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section on page 31 for a more detailed discussion of the businesses within GE and GECS.

Overview of Our Earnings from 2002 through 2004

The global economic environment must be considered when evaluating our results over the last several years. Important factors for us included slow global economic growth, a weakening U.S. dollar, lower global interest rates, a mild U.S. recession that did not cause significantly higher credit losses, developments in three industries - power generation, property and casualty insurance and commercial aviation - that are significant to us, and escalating raw material prices. As the following pages show in detail, our diversification and risk management strategies enabled us to continue to grow during this challenging time.

Three segments whose operations have a significant effect on our consolidated results and reflect their changing economic environments are Energy, Insurance and Transportation.

•
Energy (14% and 22% of consolidated three-year revenues and total segment profit, respectively) participated in the period of unprecedented U.S. power industry demand that peaked in 2002, a period often referred to as the “U.S. power bubble.” The return to normal demand levels is reflected in lower shipments of large heavy-duty gas turbines. In 2004, we sold 122 such units, compared with 175 in 2003 and 323 in 2002. We accurately foresaw the end of the bubble and took action to reduce the effect, right-sizing the business and growing and investing in other lines of the power generation business such as product services and wind energy. We believe the Energy segment is well positioned for its markets in 2005 and beyond.

•
Insurance (17% and 4% of consolidated three-year revenues and total segment profit, respectively) was much like most of the property and casualty reinsurance industry, facing volatility throughout the period. In 2002, we recognized losses on our 1997-2001 business, increasing related reserves by $3.5 billion before tax. In 2003, our turnaround efforts started to pay off and we realized benefits from improved operations as earnings increased by $2.3 billion to a profit of $0.5 billion at GE Insurance Solutions. In 2004, improved core performance at GE Insurance Solutions reflecting the favorable pricing environment was more than offset by U.S. hurricane-related losses and continued adverse loss development, essentially all related to the 1997 through 2001 underwriting years.

(26)

•
Transportation (10% and 14% of consolidated three-year revenues and total segment profit, respectively) continued to invest in market-leading technology and services. While the commercial aviation industry continues to face challenges and financial pressures that affect our commercial aviation business, our business model succeeds by diversification. Product services, the military engines business and our rail equipment and services business continued to be strong. Overall, Transportation reported segment profit that grew $0.6 billion in 2004 and $0.2 billion in 2003.

Results at two major segments, Healthcare and NBC Universal, reflected continued investment and growth over the last three years.

•
Healthcare (8% and 9% of consolidated three-year revenues and total segment profit, respectively) continued to show strong growth as 2004 revenues and segment profit both rose about 50% since 2002. Our acquisitions of Amersham in 2004 and Instrumentarium in 2003 contributed $3.2 billion and $0.6 billion to Healthcare revenues and segment profit, respectively, in 2004. These acquisitions also expanded the breadth of our product and services offerings to the healthcare industry, positioning us well for continued growth.

•
NBC Universal (6% and 10% of consolidated three-year revenues and total segment profit, respectively) also contributed a strong performance during the last three years as we continued to invest through acquisitions. Through the combination of NBC and VUE in 2004, and successful acquisitions of Telemundo and Bravo in 2002, we have created a diversified world-class media company. Earnings from the segment increased $0.6 billion in 2004 following a $0.3 billion increase in 2003.

Most of our other operations achieved operating results in line with our expectations in the 2002 to 2004 economic environment.

•
Commercial and Consumer Finance (in total, 24% and 30% of consolidated three-year revenues and total segment profit, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by $0.9 billion and $1.0 billion in 2004 and 2003, respectively. Solid core growth, disciplined risk management and successful acquisitions have delivered these strong results.

•
Infrastructure (2% of consolidated three-year revenues and total segment profit), with growth platforms such as security and water treatment, continued to grow significantly through acquisitions. We foresee dramatic revenue and earnings growth in these platforms through integration of these acquisitions, expanded distribution and new product introductions.

•
Advanced Materials, Consumer & Industrial and Equipment & Other Services (in total, 19% and 7% of consolidated three-year revenues and total segment profit, respectively) are particularly sensitive to economic conditions and consequently were affected adversely by the U.S. recession in 2002 and by slow global growth in developed countries. Higher capacity, in combination with declining or weak volume growth in many of these industries, resulted in fierce competitive price pressures. Advanced Materials was hit particularly hard because of additional pressures from significant inflation in certain raw materials such as benzene and natural gas.

As the preceding comments about Healthcare, Insurance and NBC Universal illustrate, acquisitions and dispositions played an important role in our growth strategy. We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Acquisitions contributed $12.3 billion, $5.4 billion and $7.2 billion to consolidated revenues in 2004, 2003 and 2002, respectively. Our consolidated net earnings in 2004, 2003 and 2002 included approximately $1.2 billion, $0.5 billion and $0.6 billion, respectively, from acquired businesses. Dispositions affected our operations through lower revenues and earnings in 2004 of $3.4 billion and $1.2 billion, respectively, and in 2003 through lower revenues of $2.3 billion and higher earnings of $0.2 billion.

Significant matters relating to our Statement of Earnings, which appears on pages 57and 58, are explained below.

GE SALES OF PRODUCT SERVICES were $25.8 billion in 2004, a 12% increase over 2003. Increases in product services in 2004 and 2003 were widespread, led by continued strong growth at Transportation, Healthcare, Infrastructure and Energy. Operating profit from product services was approximately $6.4 billion in 2004, up 21% from 2003, reflecting ongoing improvements at Transportation, Energy and Healthcare.

(27)

POSTRETIREMENT BENEFIT PLANS reduced pre-tax earnings by $1.2 billion and $0.2 billion in 2004 and 2003, respectively, after contributing $0.6 billion to pre-tax earnings in 2002. Costs of our principal pension plans increased in 2004 and 2003 primarily because of the effects of:

•	Prior years investment losses (reducing pre-tax earnings by $0.6 billion in 2004 and $0.4 billion in 2003), and

•
Lowering pension discount rates used to calculate 2004 and 2003 pension costs from 6.75% to 6.0% and 7.25% to 6.75%, respectively. Pre-tax earnings in 2004 and 2003 were $0.4 billion and $0.2 billion lower, respectively, because of these discount rate reductions.

Benefit costs for these plans in 2003 also increased as compared with 2002 because of plan changes resulting from union negotiations as well as increases in retiree medical and drug costs.

Considering current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets would be 8.5% throughout this period and in 2005. U.S. accounting principles provide for recognition of differences between assumed and actual returns over the average future service life of employees.

We believe our postretirement benefit costs will increase again in 2005 for a number of reasons, including further reduction in discount rates at December 31, 2004, continued recognition of prior years investment losses relating to our principal pension plans, and increases in retiree healthcare costs.

Our principal pension plans had a surplus of $6.7 billion at December 31, 2004. We will not make any contributions to the GE Pension Plan in 2005. To the best of our ability to forecast the next five years, we do not anticipate making contributions to that plan so long as expected investment returns are achieved. At December 31, 2004, the fair value of assets for our affiliate and other pension plans was $2.6 billion less than their respective projected benefit obligations. In 2004, we contributed $0.4 billion to such plans and expect to contribute $0.3 billion to these plans in 2005.

The funding status of our postretirement benefit plans and future effects on operating results depend on economic conditions and investment performance. See notes 5 and 6 for additional information about funding status, components of earnings effects and actuarial assumptions. See page 52 for discussion of pension assumptions.

GE OTHER COSTS AND EXPENSES are selling, general and administrative expenses, which increased 22% to $12.0 billion in 2004, following an 8% increase in 2003, substantially the result of acquisitions.

INTEREST ON BORROWINGS AND OTHER FINANCIAL CHARGES amounted to $12.0 billion, $10.9 billion and $10.2 billion in 2004, 2003 and 2002, respectively and included $0.1 billion in 2004 and 2003, and a reduction of $0.1 billion in 2002, related to the 2005 restatement. Substantially all of our borrowings are done through GECS, where interest expense was $11.5 billion, $10.3 billion and $9.9 billion in 2004, 2003 and 2002, respectively. Changes over the three-year period reflected increased average borrowings, partially offset by the effects of lower interest rates. GECS average borrowings were $322.3 billion, $308.7 billion and $250.1 billion in 2004, 2003 and 2002, respectively. GECS average composite effective interest rate was 3.6% in 2004, compared with 3.3% in 2003 and 4.0% in 2002. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2004, GECS average assets of $577.3 billion were 11% higher than in 2003, which in turn were 15% higher than in 2002. See page 43 for a discussion of interest rate risk management.

INCOME TAXES are a significant cost. As a global commercial enterprise, our tax rates are strongly affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. Because of the number of variables affecting our reported tax results, we have prepared this section to facilitate an understanding of our income tax rates.

Income taxes on consolidated earnings before accounting changes were 17.9%, compared with 22.0% in 2003 and 20.0% in 2002. Our consolidated income tax rate was 4.1 percentage points lower in 2004 than 2003 because the 2004 tax benefits from favorable U.S. Internal Revenue Service (IRS) settlements, the NBC Universal transaction, a partial reorganization of our aircraft leasing

(28)

business and the sale of a majority interest in Gecis were greater than the tax benefits from certain business dispositions in 2003. Our consolidated income tax rate increased by 2.0 percentage points in 2003 because our tax benefits from 2003 business dispositions were less than our 2002 tax benefits from settlements with the IRS. Income tax rates for all three years were lower because of the increasing share of earnings from lower taxed global operations. A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about our income tax provisions, is provided in note 7. The nature of business activities and associated income taxes differ for GE and for GECS, and a separate analysis of each is presented in the paragraphs that follow.

Because GE tax expense does not include taxes on GECS earnings, the GE effective tax rate is best analyzed in relation to GE earnings excluding GECS. GE’s pre-tax earnings excluding GECS were $10.4 billion, $10.7 billion and $14.3 billion for 2004, 2003 and 2002, respectively. On this basis, GE’s effective tax rate was 19.0% in 2004, lower by 7.7 percentage points than the 26.7% rate in 2003 and 2002. The 2004 reduction was primarily a result of two items which decreased the 2004 GE tax rate by 7.2 percentage points - settling several issues with the IRS for the years 1985 through 1999 and tax benefits associated with the NBC Universal transaction. As part of the IRS settlements, we closed two significant issues: the 1997 tax-free exchange of the Lockheed Martin convertible preferred stock we received on the disposition of our Aerospace business in 1993, and a 1998 tax loss on the sale of a Puerto Rican subsidiary. The tax portion of these settlements is included in the line “IRS settlements of Lockheed Martin tax-free exchange/Puerto Rico subsidiary loss” in note 7. The tax benefits associated with the NBC Universal transaction are included in the line “All other -net” in note 7. The 2004 GE effective tax rate also reflects lower pre-tax income, primarily because of lower earnings at Energy and higher costs related to our principal pension plans. Partially offsetting these changes was the nonrecurrence of the 2003 tax benefit, discussed below, on the disposition of GE Superabrasives U.S., Inc.

The 2003 GE rate was reduced by 1.7 percentage points because certain reductions in pre-tax earnings - specifically, lower earnings at Energy and higher costs related to our principal pension plans - affected income taxed at higher than our average rate. The 2003 GE rate was also reduced by 1.0 percentage point (after adjusting for the effect of the lower earnings at Energy and higher costs related to our principal pension plans) from a tax benefit on the disposition of shares of GE Superabrasives U.S., Inc., included in the line “All other - net” in note 7. In 2002, GE entered into settlements with the IRS concerning certain export tax benefits. The effect of these settlements, the tax portion of which is included in the line “Tax on global activities including exports” in note 7, was a reduction of the GE tax rate of 2.7 percentage points. Also in 2002, GE entered into a tax-advantaged transaction to exchange certain assets for the cable network Bravo. The related reduction of 1.0 percentage point in the GE effective tax rate is reflected in the line “All other - net” in note 7.

GECS effective tax rate was 16.8% in 2004 and 2003 and negative 1.0% in 2002. The 2004 GECS rate reflects the net benefits, discussed below, of legislation and a partial reorganization of our aircraft leasing operation, which decreased the effective tax rate 1.6 percentage points and is included in the line “Tax on global activities including exports” in note 7; tax benefits from favorable IRS settlements, which decreased the effective tax rate 1.2 percentage points and are included in the line “All other - net” in note 7; and the low-taxed disposition of a majority interest in Gecis which decreased the effective tax rate 0.8 percentage points, and is included in the line “Tax on global activities including exports” in note 7. Offsetting these benefits was the nonrecurrence of the 2003 tax benefit on the disposition of shares of ERC Life Reinsurance Corporation (ERC Life).

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), the aircraft leasing operations of Commercial Finance no longer qualify for a reduced U.S. tax rate. However, the Act also extended to foreign aircraft leasing, the U.S. tax deferral benefits that were already available to GE’s other active foreign operations. As stated above, these legislative changes, coupled with a partial reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased GECS effective tax rate 1.6 percentage points.

The increase in the effective tax rate from 2002 to 2003 reflects the nonrecurrence of the 2002 losses at GE Insurance Solutions and GE Equity as well as certain 2002 IRS settlements discussed below, partially offset by a 2.5 percentage point decrease because of the 2003 tax benefit on the disposition of shares of ERC Life.

GECS 2002 effective tax rate reflects the effects of pre-tax losses at GE Insurance Solutions and GE Equity, which reduced the effective tax rate of GECS by 16.2 percentage points, the effects of lower taxed earnings from global operations and favorable tax settlements with the IRS. The benefits of these settlements, which reduced the GECS rate 4.0 percentage points (excluding the GE Insurance Solutions and GE Equity losses), are included in the line “All other - net” in note 7.

(29)

Global Risk Management

A disciplined approach to risks is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risks for which we are adequately compensated. It is necessary for us to manage risk at the individual transaction level, and to consider aggregate risk at the customer, industry, geography and collateral-type levels, where appropriate.

GE’s Board of Directors oversees the risk management process through clearly established delegation of authority. Board meeting agendas are jointly developed with management to cover the same risk topics as our Corporate Risk Committee reviews, including environmental, compliance, liquidity, credit, market and event risks.

GECS Board of Directors oversees the risk management process for financial services, including the approval of all significant acquisitions and dispositions and the establishment of borrowing and investment approval limits delegated to the Investment Committee of the Board, the Chairman, the Chief Financial Officer and the Chief Risk Officer. All participants in the risk management process must comply with these approval limits.

The GECS Chief Risk Officer is responsible, through the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies and for reviewing major risk exposures and concentrations across the organization. The GECS Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by the GECS Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. Because the risks and their interdependencies are complex, we apply a Six Sigma-based analytical approach to each major product line that monitors performance against external benchmarks, proactively manages changing circumstances, provides early warning detection of risk and facilitates communication to all levels of authority. Other corporate functions such as Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge risk with derivative financial instruments must do so using our centrally-managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

GECS employs about 10,000 dedicated risk professionals, including 2,700 involved in collection activities and 1,400 specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment.

GE and GECS manage a variety of risks including liquidity, credit, market and event risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found on page 40 and in notes 18 and 28.

•
Credit risk is the risk of financial loss arising from a customer or counterparty’s failure to meet its contractual obligations. We face credit risk in our lending and leasing activities (see pages 40 and 50 and notes 1, 12, 13 and 30) and derivative financial instruments activities (see note 28).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments, caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. We attempt to mitigate the risks to our various portfolios arising from changes in interest and currency exchange rates in a variety of ways that often include offsetting positions in local currencies or use of derivatives. Additional information about how we mitigate the risks to our various portfolios from changes in interest and currency exchange rates can be found on page 43 and in note 28.

(30)

•
Event risk is that body of risk beyond liquidity, credit and market risk. Event risk includes the possibility of adverse occurrences both within and beyond our control. Examples of event risk include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. This type of risk is often insurable, and success in managing this risk is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring the risk to others. The decision as to the appropriate level of event risk to retain or cede is evaluated in the framework of business decisions. Additional information about how we mitigate event risk can be found in note 30.

Segment Operations

Revenues and segment profit for operating segments are shown on page 63. Effective January 1, 2004, we made changes to the way we report our segments. We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information, including a description of the products and services included in each segment, see pages 124 and 125.
Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team.

Segment profit always excludes the effects of principal pension plans and accounting changes. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how a particular segment’s management is measured - excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation; included in determining segment profit, which we refer to as “segment net earnings,” for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

ADVANCED MATERIALS revenues in 2004 were up 17% to $8.3 billion reflecting higher volume ($0.7 billion), higher prices ($0.4 billion) and the effects of the weaker U.S. dollar ($0.2 billion). Volume increases resulted from the OSi acquisition ($0.4 billion) and higher demand for plastic resins and quartz products. Operating profit of $0.7 billion was 15% higher than in 2003 as productivity ($0.4 billion) and higher prices ($0.4 billion) more than offset the effect of higher material costs ($0.6 billion), primarily from commodities such as benzene and natural gas.

Advanced Materials revenues in 2003 were up 2% to $7.1 billion as the effects of the weaker U.S. dollar ($0.3 billion) and the OSi acquisition ($0.1 billion) more than offset lower core volume ($0.2 billion). Operating profit of $0.6 billion in 2003 was 38% lower than in 2002, reflecting higher material costs ($0.2 billion), primarily benzene, and lower productivity ($0.2 billion), partially offset by effects of dispositions and the OSi acquisition.

See GE Corporate Items and Eliminations on page 37 for a discussion of items not allocated to this segment.

(31)

COMMERCIAL FINANCE

(In millions)	2004	2003	2002
REVENUES	$23,489	$20,813	$19,592
NET REVENUES
Total revenues	$23,489	$20,813	$19,592
Interest expense	6,083	5,789	5,979
Total net revenues	$17,406	$15,024	$13,613
NET EARNINGS	$4,465	$3,910	$3,310

December 31 (In millions)	2004	2003
TOTAL ASSETS	$232,123	$214,125

(In millions)	2004	2003	2002
Real Estate(a)
Revenues	$2,519	$2,386	$2,124
Net earnings	957	834	650
Aviation Services(a)
Revenues	3,159	2,881	2,694
Net earnings	520	506	454

December 31 (In millions)	2004	2003
Real Estate(a)
Total assets	$33,497	$27,767
Aviation Services(a)
Total assets	37,384	33,271

(a)
We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has understandable concentrations of risk and opportunities.

Commercial Finance revenues and net earnings increased 13% and 14%, respectively, compared with 2003. The increase in revenues resulted primarily from acquisitions ($2.3 billion), the effects of the weaker U.S. dollar ($0.6 billion) and core growth ($0.1 billion), partially offset by lower securitization activity ($0.2 billion) and lower investment gains ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.4 billion), core growth ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower securitization activity ($0.1 billion).

The most significant acquisitions affecting Commercial Finance results in 2004 were the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; the commercial lending business of Transamerica Finance Corporation, and Sophia S.A., a real estate company in France, both acquired during the first quarter of 2004; and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These acquisitions contributed $1.9 billion and $0.3 billion to 2004 revenues and net earnings, respectively.

The 2003 increase in revenues of 6% resulted primarily from acquisitions across substantially all businesses ($1.1 billion), higher investment gains at Real Estate ($0.1 billion) and core growth, partially offset by lower securitization activity ($0.1 billion). The 2003 increase in net earnings of 18% resulted primarily from core growth, acquisitions across substantially all businesses ($0.2 billion), higher investment gains at Real Estate as a result of the sale of properties and our investments in Regency Centers and Prologis ($0.1 billion), lower credit losses ($0.1 billion) resulting from continued improvement in overall portfolio credit quality as reflected by lower delinquencies and nonearning receivables, and growth in lower taxed earnings from global operations ($0.1 billion).

The most significant acquisitions affecting Commercial Finance 2003 results were the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB, both of which were acquired during the fourth quarter of 2002. These two acquisitions contributed $0.5 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

(32)

CONSUMER FINANCE

(In millions)	2004	2003	2002
REVENUES	$15,734	$12,845	$10,266
NET REVENUES
Total revenues	$15,734	$12,845	$10,266
Interest expense	3,564	2,696	2,143
Total net revenues	$12,170	$10,149	$8,123
NET EARNINGS	$2,520	$2,161	$1,799

December 31 (In millions)	2004	2003
TOTAL ASSETS	$151,255	$106,530

Consumer Finance revenues and net earnings increased 22% and 17%, respectively, from 2003. The increase in revenues resulted primarily from core growth ($1.8 billion), as a result of continued global expansion, acquisitions ($1.0 billion), the effects of the weaker U.S. dollar ($0.8 billion) and higher securitization activity ($0.1 billion), partially offset by the absence of The Home Depot private-label credit card receivables that were sold for a gain in 2003 ($0.9 billion). The increase in net earnings resulted from core growth, including growth in lower taxed earnings from global operations ($0.6 billion), acquisitions ($0.1 billion), and the effects of the weaker U.S. dollar ($0.1 billion), partially offset by the effects of The Home Depot private-label credit card receivables ($0.4 billion) and increased costs to launch new products and promote brand awareness in 2004 ($0.1 billion).

The most significant acquisitions affecting Consumer Finance results in 2004 were WMC Finance Co. (WMC), a U.S. wholesale mortgage lender, acquired during the second quarter of 2004; GC Corporation (GC Card), which provides credit card and sales finance products in Japan, acquired during the third quarter of 2003; and First National Bank, which provides mortgage and sales finance products in the United Kingdom, and the U.S. retail sales finance unit of Conseco Finance Corp. (Conseco), both acquired during the second quarter of 2003. These acquisitions contributed $0.7 billion and $0.1 billion to 2004 revenues and net earnings, respectively.

In December 2004, we acquired Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia, with $13.2 billion in assets and an insignificant effect on 2004 revenues and earnings. We expect this acquisition to be accretive to earnings in 2005.

Revenues increased 25% in 2003 as a result of acquisitions ($1.1 billion), the effects of the weaker U.S. dollar ($0.7 billion), core growth as a result of continued global expansion and the premium on the sale of The Home Depot private-label credit card receivables ($0.1 billion). Net earnings increased 20% in 2003 as a result of core growth, growth in lower taxed earnings from global operations, the premium on the sale of The Home Depot private-label credit card receivables ($0.1 billion) and acquisitions. These increases were partially offset by lower securitization activity ($0.2 billion) and lower earnings in Japan, principally as a result of increased personal bankruptcies.

The most significant acquisitions affecting Consumer Finance 2003 results were First National Bank and Conseco, both of which were acquired during the second quarter of 2003. These acquisitions contributed $0.7 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

CONSUMER & INDUSTRIAL revenues rose 7% to $13.8 billion in 2004 as higher volume ($1.0 billion) and the effects of the weaker U.S. dollar ($0.2 billion) more than offset lower prices ($0.3 billion). Operating profit increased 24% to $0.7 billion as the negative effects of lower prices ($0.3 billion) and higher labor and indirect costs ($0.2 billion) were more than offset by productivity ($0.5 billion) and lower material costs ($0.1 billion).

In 2003, Consumer & Industrial revenues decreased slightly to $12.8 billion as lower prices ($0.3 billion), primarily of home appliances and consumer lighting products, were partially offset by the effects of the weaker U.S. dollar ($0.2 billion). Operating profit rose slightly in 2003 as productivity ($0.3 billion), primarily achieved by combining the lighting and appliance businesses, the mix of higher-margin appliances and an investment gain were partially offset by lower prices ($0.3 billion).

See GE Corporate Items and Eliminations on page 37 for a discussion of items not allocated to this segment.

(33)

ENERGY revenues declined 9% to $17.3 billion as lower volume ($1.6 billion) and lower prices ($0.6 billion) were only partially offset by growth in the energy services businesses and the effects of the weaker U.S. dollar ($0.5 billion). Energy sold 122 large heavy-duty gas turbines in 2004, compared with 175 in 2003. Operating profit in 2004 fell 31% to $2.8 billion, reflecting lower productivity ($0.8 billion), primarily from the anticipated decline in higher margin gas turbine sales and a decrease in customer contract termination fees, lower prices ($0.6 billion) and lower volume ($0.3 billion), partially offset by lower material costs ($0.4 billion). Customer contract termination fees, net of associated costs, were $0.1 billion in 2004 compared with $0.6 billion in 2003.

Energy revenues fell 19% to $19.1 billion in 2003 as growth in the energy services and wind businesses was more than offset by lower volume ($4.8 billion), reflecting the continued effects of the decline in sales of large, heavy-duty gas turbines (down 46% from 323 units in 2002) and industrial aero-derivative products, partially offset by the net effects of the weaker U.S. dollar ($0.7 billion). Operating profit dropped 35% to $4.1 billion in 2003, principally reflecting the combined effects of lower volume ($1.3 billion), lower productivity ($0.8 billion) and lower prices ($0.5 billion). Customer contract termination fees, net of associated costs, were $0.6 billion in 2003 and $0.9 billion in 2002, reflecting the decline in demand for new power generation equipment that began in 2002, with such fees primarily occurring in that year and the first half of 2003.

Energy orders were $18.7 billion in 2004, compared with $16.0 billion in 2003, reflecting strong demand for wind turbines, services, and oil and gas turbomachinery. The $14.4 billion total backlog at year-end 2004 comprised unfilled product orders of $8.9 billion (of which 73% was scheduled for delivery in 2005) and product services orders of $5.5 billion scheduled for 2005 delivery. Comparable December 31, 2003, total backlog was $12.5 billion, of which $7.9 billion was for unfilled product orders and $4.6 billion for product services.

EQUIPMENT & OTHER SERVICES

(In millions)	2004	2003	2002
REVENUES	$8,986	$4,881	$5,561
NET EARNINGS	$833	$(185)	$(339)

Equipment & Other Services revenues and net earnings increased $4.1 billion and $1.0 billion, respectively, from 2003. Revenues included $0.5 billion for 2004 and 2003, related to the 2005 restatement. Adoption of a January 1, 2004, required accounting change also caused revenues to increase $3.2 billion, as a result of consolidating operating lease rentals ($2.6 billion) and other income ($0.6 billion). See note 1. The most significant entity consolidated as a result of this change was Penske Truck Leasing Co., L.P. (Penske), which was previously accounted for using the equity method. Revenue also increased reflecting the sale of a majority interest in Gecis ($0.4 billion), improved investment returns at GE Equity ($0.4 billion), the results of consolidated, liquidating securitization entities ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion). These increases were partially offset by the absence of the U.S. Auto and Home business that was disposed of in 2003 ($0.4 billion). Net earnings included $0.2 billion for 2004 and 2003, related to the 2005 restatement. Net earnings also increased from improved investment returns at GE Equity ($0.3 billion), the gain on sale of a majority interest in Gecis ($0.3 billion), improved operating performance at Equipment Services ($0.2 billion), and the results of consolidated, liquidating securitization entities ($0.1 billion).

Equipment & Other Services revenues in 2003 decreased $0.7 billion and net earnings increased $0.2 billion, compared with 2002. Revenues included $0.5 billion for 2003 and an inconsequential amount for 2002, related to the 2005 restatement. Revenues also decreased as a result of the following:

•	The exit of certain European operations at IT Solutions ($1.3 billion) in response to intense competition and transition of the computer equipment market to a direct distribution model,

•	Continued poor market conditions and ongoing dispositions and run-offs of IT Solutions and the Auto Financial Services business ($0.3 billion), and

•	Lower asset utilization and price ($0.2 billion), an effect of industry-wide excess equipment capacity reflective of the then current conditions in the road and rail transportation sector.

(34)

These decreases were partially offset by the overall improvement in equity markets and lower level of investment losses in 2003 at GE Equity ($0.2 billion) and the consolidation of certain securitization entities in our financial statements ($0.7 billion) as a result of our July 1, 2003, required accounting change. See notes 1 and 29. Net earnings included $0.2 billion in 2003 and an inconsequential amount in 2002, related to the 2005 restatement. Net earnings also decreased primarily from lower asset utilization and price ($0.1 billion) and the absence of a 2002 tax settlement related to Kidder Peabody ($0.2 billion), offset by improved performance in 2003 at GE Equity ($0.2 billion) and the tax benefit related to the sale of ERC Life ($0.1 billion).

HEALTHCARE revenues increased 32% to $13.5 billion in 2004 as higher volume ($3.3 billion), primarily from acquisitions including Amersham ($2.2 billion) and Instrumentarium ($1.0 billion), and the effects of the weaker U.S. dollar ($0.4 billion), more than offset lower prices ($0.4 billion). Operating profit of $2.3 billion in 2004 was 34% higher than in 2003 as the effects of higher volume ($0.5 billion) and productivity ($0.5 billion) more than offset the effects of lower prices ($0.4 billion).

Healthcare revenues increased 14% to $10.2 billion in 2003 reflecting $0.5 billion of sales from recently acquired businesses, primarily Instrumentarium, and other volume growth ($0.7 billion) that more than offset lower prices ($0.4 billion). Operating profit of $1.7 billion in 2003 rose 10% as productivity ($0.3 billion) and higher volume ($0.2 billion) more than offset the $0.4 billion effects of lower prices.

See GE Corporate Items and Eliminations on page 37 for a discussion of items not allocated to this segment.

Orders received by Healthcare in 2004 were $13.8 billion, compared with $10.5 billion in 2003. The $4.7 billion total backlog at year-end 2004 comprised unfilled product orders of $2.9 billion (of which 92% was scheduled for delivery in 2005) and product services orders of $1.9 billion scheduled for 2005 delivery. Comparable December 31, 2003, total backlog was $4.6 billion, of which $2.8 billion was for unfilled product orders and $1.8 billion for product services orders.

INFRASTRUCTURE revenues increased 12% to $3.4 billion in 2004 on higher volume ($0.3 billion), primarily within our water and security businesses, and the effects of the weaker U.S. dollar ($0.1 billion). Operating profit rose 22% to $0.6 billion in 2004 as higher volume and productivity more than offset lower prices.

Infrastructure reported a sharp increase in 2003 revenues, to $3.1 billion, on higher volume ($1.0 billion), primarily from acquisitions. The largest of these acquisitions were Betz-Dearborn and Osmonics which contributed $0.5 billion of revenues in 2003. Operating profit also rose sharply to $0.5 billion in 2003 on higher volume ($0.2 billion), primarily from acquisitions.

INSURANCE

(In millions)	2004	2003	2002
REVENUES	$23,070	$26,194	$23,296
NET EARNINGS	$569	$2,102	$(95)
GE Insurance Solutions(a)
Revenues	$10,005	$11,600	$9,432
Net earnings	36	481	(1,794)

(a)	Formerly GE Global Insurance Holding Corporation, the parent of Employers Reinsurance Corporation (ERC).

Insurance revenues and net earnings decreased 12% and 73%, respectively, from 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($2.5 billion), including GE Edison Life Insurance Company (Edison Life), Financial Guaranty Insurance Company (FGIC) and ERC Life; net declines in volume resulting from strategic exits of certain business channels, primarily at GE Insurance Solutions ($1.3 billion) and the effects of the Genworth initial public offering ($0.4 billion). These decreases were partially offset by the effects of the weaker U.S. dollar ($0.6 billion). Net earnings decreased primarily from the full-year after-tax earnings effects of the Genworth initial public offering ($0.7 billion), the 2003 dispositions ($0.5 billion) and the 2004 U.S. hurricane-related losses ($0.3 billion) at GE Insurance Solutions. Also contributing to the net earnings decrease were reserve actions taken at GE Insurance Solutions related to continued adverse development on liability-related exposures underwritten in 1997-2001 (discussed below). These decreases in net earnings were partially offset by improved core performance at GE Insurance Solutions reflecting the continued favorable premium pricing environment.

(35)

Revenues in 2003 increased $2.9 billion (12%) on increased premium revenues ($2.2 billion), a gain of $0.6 billion on the sale of Edison Life, higher investment income ($0.4 billion) and the effects of the weaker U.S. dollar ($0.7 billion). The premium revenue increase reflected continued favorable pricing at GE Insurance Solutions ($0.5 billion), net volume growth at GE Insurance Solutions and certain other insurance businesses ($0.8 billion), absence of prior year loss adjustments ($0.4 billion), adjustment of current year premium accruals to actual ($0.3 billion) and lower levels of ceded premiums resulting from a decline in prior-year loss events ($0.1 billion). Partial revenue offsets resulted from the absence of revenues following the sale of Edison Life ($0.7 billion) and a $0.2 billion loss on the disposition of FGIC at the end of 2003.

Net earnings in 2003 increased $2.2 billion, primarily from the substantial improvement in current operating results at GE Insurance Solutions ($2.3 billion) reflecting improved underwriting, lower adverse development (discussed below) and generally favorable industry pricing conditions during the year. Net earnings also benefited from the gain on the sale of Edison Life ($0.3 billion). These increases were partially offset by the absence of a current year counterpart to the favorable tax settlement with the IRS in 2002 ($0.2 billion) and the loss on the sale of FGIC ($0.1 billion after tax).

As described on page 51 under the caption “Insurance Liabilities and Reserves,” we routinely update our insurance loss provisions to reflect our best estimates of losses. At year-end 2004, our best estimate of outstanding net property and casualty claim-related liabilities at GE Insurance Solutions was $17.4 billion. Few losses in an underwriting year are known exactly at the end of that year; an insurer cannot know a year’s exact losses before customers have submitted claims and those claims have been evaluated, adjudicated and settled. This process routinely spans years, and sometimes decades. Like much of the property and casualty insurance industry, GE Insurance Solution’s recent operating results have absorbed charges from updates to loss estimates associated with policies written in prior years. This adverse loss development has been most pronounced for certain liability-related risk policies underwritten from 1997 through 2001, principally hospital and professional liability, workers compensation, product liability and asbestos and environmental exposures. Adverse development on prior-years claims and expenses for the three years ended December 31, 2004, amounted to $5.5 billion. Business that we subsequently exited accounted for 84% of the most recent adverse development. Although we do not anticipate further provisions related to this risk, we observe that the associated losses have not yet fully matured.

In 2002, in light of our adverse loss development, we modified our underwriting processes, rejecting both risks that failed to meet our standards of price, terms or conditions as well as risks for which sufficient historical data did not exist to permit us to make a satisfactory pricing evaluation. Consequently, we curtailed and exited business in particular property and casualty business channels. Higher underwriting standards have yielded substantial improvement in operating results in more recent underwriting years, improvement that is most clearly indicated by our “combined ratio” - the ratio, expressed as a percentage, of claims-related losses and related underwriting expenses to earned premiums. In 2004, GE Insurance Solutions’ property and casualty combined ratio was 120%, that is, $1.20 of costs and losses for each $1.00 of earned premium. However, as an early indication of the effectiveness of our revised underwriting standards, the combined ratio for the 2004 underwriting year was 100%, even with extensive 2004 natural catastrophe losses - breakeven underwriting even before the contribution of investment income.

NBC UNIVERSAL 2004 revenues were up sharply to $12.9 billion and operating profit was up 28% to $2.6 billion. Operations were significantly affected by the May combination of NBC and VUE which increased revenues by $4.7 billion and, net of effects of the 20% minority interest, operating profit by $0.6 billion. Other significant 2004 factors affecting results were the Athens Olympic Games ($0.9 billion higher revenues), price increases ($0.2 billion of revenues and operating profit), volume ($0.3 billion of revenues and $0.1 billion of operating profit) and $0.3 billion higher NBC Universal operating costs.

NBC Universal revenues decreased 4% to $6.9 billion in 2003 while operating profit rose 21% to $2.0 billion. Results and comparability were affected by several events in 2003 and 2002. Higher prices and network sales increased revenues $0.5 billion in 2003, but were partially offset by advertising reductions because of coverage of the Iraq war ($0.1 billion). The Salt Lake City Olympic Games and the final year of NBA coverage contributed $0.7 billion and $0.3 billion, respectively, to 2002 revenues, but the NBA contract resulted in a loss that exceeded profit from the Olympics. Telemundo and Bravo, both acquired in 2002, together added $0.7 billion and $0.1 billion to 2003 revenues and operating profit, respectively. The 2002 exchange of certain assets for Bravo resulted in $0.6 billion of gain, $0.2 billion of which was attributed to NBC Universal’s segment results, an amount equal to $0.2 billion of other charges for impairments in 2002. The remainder was included in GE Corporate Items and Eliminations as discussed below.

(36)

TRANSPORTATION revenues rose 15% to $15.6 billion in 2004 on higher volume ($1.9 billion), including sales in commercial services and of locomotives and military engines. Operating profit increased 21% to $3.2 billion as higher volume ($0.4 billion) and productivity ($0.2 billion) more than offset the effect of inflation ($0.1 billion).

In 2003, Transportation revenues decreased slightly to $13.5 billion reflecting lower volume ($0.2 billion) primarily related to commercial aircraft and industrial aero-derivative engines, partially offset by higher locomotive sales, higher military spare parts volume and growth in our rail global signaling business. Operating profit rose 6% to $2.7 billion in 2003 as productivity ($0.2 billion) largely from workforce efficiency, and lower research and development spending upon completion of certain development programs more than offset the effect of lower volume.

In 2004, Transportation revenues from sales to the U.S. government were $3.0 billion, compared with $2.4 billion and $2.2 billion in 2003 and 2002, respectively.

See GE Corporate Items and Eliminations below for a discussion of items not allocated to this segment.

Transportation received orders of $14.9 billion in 2004, up from $13.3 billion in 2003 primarily from strong locomotive and product services demand. The $13.4 billion total backlog at year-end 2004 comprised unfilled product orders of $9.3 billion (of which 59% was scheduled for delivery in 2005) and product services orders of $4.1 billion scheduled for 2005 delivery. Comparable December 31, 2003, total backlog was $12.9 billion, of which $9.3 billion was for unfilled product orders and $3.6 billion for product services orders.

GE CORPORATE ITEMS AND ELIMINATIONS

(In millions)	2004	2003	2002
REVENUES
Eliminations	$(3,169)	$(2,757)	$(1,662)
OPERATING PROFIT
Principal pension plans	$124	$1,040	$1,556
Eliminations	(438)	(504)	(558)
Underabsorbed corporate overhead	(777)	(582)	(367)
Not allocated	(548)	(354)	(11)
Other	132	(91)	421
Total	$(1,507)	$(491)	$1,041

GE Corporate Items and Eliminations include the effects of eliminating transactions between operating segments; cost reductions from our principal pension plans, which have declined sharply over the three-year period; liquidating businesses; underabsorbed corporate overhead; certain non-allocated amounts described below; and a variety of sundry items. Corporate overhead is allocated to GE operating segments based on a ratio of segment net cost of operations, excluding direct materials or their equivalent, to total company cost of operations. This caption also includes internal allocated costs for segment funds on deposit.

Certain amounts are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In 2004, these comprised $0.4 billion of Healthcare charges, principally related to the write off of in-process research and development projects and other transitional costs associated with Amersham, and a $0.1 billion charge at Consumer & Industrial as the gain on sale of the motors business was more than offset by costs for inventory obsolescence and other charges. In 2003 and 2002, amounts not allocated to GE operating segments included charges of $0.2 billion in each year for settlement of litigation, restructuring and other charges at Healthcare; and in 2002, a portion of NBC Universal’s gain from the Bravo exchange and $0.1 billion for restructuring and other charges at Transportation and Advanced Materials.

Other includes a $0.5 billion gain from the sale of 90% of Global eXchange Services in 2002.

Global Operations

Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of

(37)

financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. Potential increased risks include, among other things, higher receivable delinquencies and bad debts, delays or cancelations of sales and orders principally related to power and aircraft equipment, higher local currency financing costs and slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Estimated results of global activities include the results of our operations located outside the United States plus all U.S. exports. We classify certain GECS operations that cannot meaningfully be associated with specific geographic areas as “Other global” for this purpose.

Global revenues rose 18% to $71.8 billion in 2004 compared with $60.8 billion and $53.4 billion in 2003 and 2002, respectively. Global revenues to external customers as a percentage of consolidated revenues were 43% in 2004, compared with 42% and 37% in 2003 and 2002, respectively. The effects of exchange rates on reported results were to increase revenues by $3.5 billion, $3.8 billion and $0.4 billion in 2004, 2003 and 2002, respectively; and increase earnings by $0.1 billion in both 2004 and 2003 and decrease earnings by $0.1 billion in 2002.

CONSOLIDATED GLOBAL REVENUES

(In millions)	2004	2003	2002
Europe	$37,000	$30,500	$24,800
Pacific Basin	13,100	13,100	12,000
Americas	7,200	5,900	5,200
Other global	5,400	4,600	3,900
	62,700	54,100	45,900
Exports from the U.S. to external customers	9,100	6,700	7,500
Total	$71,800	$60,800	$53,400

GE global revenues were $42.4 billion, $33.0 billion and $29.0 billion in 2004, 2003 and 2002, respectively. The increase in 2004 related to both increased operations outside the U.S. and U.S. exports. GE revenues in Europe rose 40% led by Healthcare and NBC Universal reflecting the Amersham acquisition and the combination of NBC and VUE. GE revenues in the Pacific Basin increased 13% led by Advanced Materials, Infrastructure and Energy. U.S. exports rose 35% on strong growth at Energy and Transportation. The increase in 2003 related to increased operations outside the U.S., partially offset by lower U.S. exports. In 2003, GE revenues in Europe rose 25%, led by Energy, Healthcare and Infrastructure, reflecting the effects of the weaker U.S. dollar and volume growth. GE revenues in the Pacific Basin increased 14% in 2003 as most businesses reported improved results. In 2003, Energy and Infrastructure were the primary contributors to a 16% increase in revenues in the Americas and Energy more than accounted for the 10% decrease in U.S. exports.

GECS global revenues were $29.4 billion, $27.8 billion and $24.4 billion in 2004, 2003 and 2002, respectively. GECS revenues in the Americas increased 47% in 2004, primarily as a result of the acquisition of the commercial lending business of Transamerica Finance Corporation at Commercial Finance. Revenues increased 31% in “Other global” as a result of growth at Commercial Finance and the gain on the sale of a majority interest in Gecis. Revenues in the Pacific Basin decreased 13% primarily as a result of the 2003 divestiture of Edison Life at Insurance. This decrease was partially offset by the effects of the weaker U.S. dollar, acquisitions, primarily GC Card at Consumer Finance, and core growth at Consumer Finance and Commercial Finance.

Global operating profit was $12.2 billion in 2004, an increase of 39% over 2003, which was 35% higher than in 2002. Operating profit in 2004 rose 45% in Europe reflecting core growth and acquisitions at Consumer Finance and Commercial Finance, the Amersham acquisition at Healthcare and the combination of NBC and VUE. Operating profit also rose 42% to $2.2 billion in the Americas and 22% to $2.9 billion in the Pacific Basin and 46% to $1.3 billion in “Other global.”

Total assets of global operations were $323.7 billion in 2004 (43% of consolidated assets), an increase of $64.8 billion, or 25%, over 2003. GECS global assets grew 24% from $232.0 billion at the end of 2003 to $287.7 billion at the end of 2004. GECS assets increased 18% in Europe as a result of the effects of the weaker U.S. dollar ($13.7 billion), acquisitions ($9.2 billion), primarily at

(38)

Commercial Finance and Consumer Finance, and growth at Consumer Finance. GECS assets increased 46% in the Pacific Basin, primarily as a result of acquisitions at Consumer Finance.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the British pound sterling, the euro, the Japanese yen and the Canadian dollar.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

We are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to $0.1 billion in each of the last two years. We presently expect that such remediation actions will require average annual expenditures in the range of $0.1 billion to $0.2 billion over the next two years.

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

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position (pages 59-60), Statement of Changes in Shareowners’ Equity (page 57) and the Statement of Cash Flows (pages 61-62).

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

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During 2004, we completed the acquisition of Amersham by Healthcare and the combination of NBC and VUE. GECS completed acquisitions of the commercial lending business of Transamerica Finance Corporation; Sophia S.A., a real estate company in France; the U.S. leasing business of IKON Office Solutions; and Benchmark Group PLC, a U.K.-listed real estate property company at Commercial Finance. Consumer Finance completed acquisitions of AFIG and WMC. At their respective acquisition dates, these financial services transactions resulted in a combined increase in total assets of $32.1 billion, of which $23.0 billion was financing receivables before allowance for losses, and a combined increase in total liabilities of approximately $20.5 billion, of which $18.9 billion was debt.

(39)

•
Minority interest in equity of consolidated affiliates increased $10.2 billion during 2004. In connection with the combination of NBC and VUE, NBC Universal issued 20% of its shares to a subsidiary of Vivendi Universal. This is the principal reason GE’s minority interest increased $6.6 billion. GECS minority interest increased $3.6 billion, primarily because of our sale of approximately 30% of the common shares of Genworth, our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations.

•
We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), on January 1, 2004, adding $2.6 billion of assets and $2.1billion of liabilities to our consolidated balance sheet as of that date, primarily relating to Penske.

Statement of Financial Position (pages 59-60)

Because GE and GECS share certain significant elements of their Statements of Financial Position - property, plant and equipment, and borrowings, for example - the following discussion addresses significant captions in the “consolidated” statement. Within the following discussions, however, we distinguish between GE and GECS activities in order to permit meaningful analysis of each individual statement.

INVESTMENT SECURITIES comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. separate accounts for which contractholders retain the related risks and rewards, except in the event of our bankruptcy or liquidation. Investment securities were $135.5 billion at the end of 2004, compared with $129.3 billion at the end of 2003. The increase of $6.2 billion was primarily the net result of investing premiums received, reinvesting investment income, improvements in debt markets and the effects of the weaker U.S. dollar.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at December 31, 2004, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; almost two-thirds of this amount related to commercial airlines.

Impairment losses for 2004 totaled $0.2 billion compared with $0.5 billion in 2003. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $5.3 billion and $0.8 billion, respectively, at December 31, 2004, compared with $4.7 billion and $1.2 billion, respectively, at December 31, 2003, primarily reflecting an increase in the estimated fair value of debt securities as interest rates declined. We estimate that available gains, net of estimated impairment of insurance intangible assets, could be as much as $2.2 billion at December 31, 2004. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. See note 9.

At December 31, 2004, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.3 billion. The aggregate amortized cost of these available-for-sale securities was $1.2 billion. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at December 31, 2004. See additional discussion of our positions in the commercial aviation industry on page 48.

WORKING CAPITAL, representing GE inventories and receivables from customers, less trade payables and progress collections, increased to $8.3 billion at the end of 2004 from $5.3 billion at the end of 2003. The increase was a result of the Amersham acquisition at Healthcare, the combination of NBC and VUE and the effect of the weaker U.S. dollar.

We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

(40)

CURRENT RECEIVABLES for GE were $14.5 billion at the end of 2004 and $11.0 billion at the end of 2003, and included $10.2 billion due from customers at the end of 2004, compared with $6.7 billion at the end of 2003. This $3.5 billion increase reflected higher receivables at NBC Universal resulting from the combination of NBC and VUE and the acquisition of Amersham by Healthcare. Turnover of customer receivables from sales of goods and services was 9.4 in 2004, compared with 10.4 in 2003. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts. See note 10.

INVENTORIES for GE were $9.6 billion at December 31, 2004, up $1.0 billion from the end of 2003. This increase reflected higher inventories at Healthcare resulting from the acquisition of Amersham. GE inventory turnover was 8.4 in 2004, an increase from 7.4 in 2003, as a result of increased sales at Transportation while inventory remained relatively flat. See note 11.

RESTATED FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $288.3 billion at December 31, 2004, from $254.4 billion at the end of 2003, as discussed in the following paragraphs. The related allowance for losses at the end of 2004 amounted to $5.6 billion compared with $6.3 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful); and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

Commercial Finance financing receivables, before allowance for losses, totaled $145.4 billion at December 31, 2004, compared with $135.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from core growth ($28.0 billion) and acquisitions ($13.5 billion), partially offset by securitizations and sales ($31.5 billion). Related nonearning and reduced-earning receivables were $1.6 billion (1.1% of outstanding receivables) at December 31, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at year-end 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

During 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We now write off unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-ended revolving loans that become 180 days contractually past due.

Consumer Finance financing receivables, before allowance for losses, were $127.8 billion at December 31, 2004, compared with $94.7 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of acquisitions ($15.6 billion), core growth ($13.1 billion) and the effects of the weaker U.S. dollar ($7.3 billion). These increases were partially offset by whole loan sales and securitization activity ($2.0 billion) and the standardization of our write-off policy, which resulted in an increase in write-offs ($0.9 billion) but had an inconsequential effect on earnings.

Nonearning consumer receivables were $2.5 billion at December 31, 2004 and 2003, representing 2.0% and 2.6% of outstanding receivables, respectively. The percentage decrease is primarily related to the standardization of our write-off policy and the acquisition of AFIG, which obtains credit insurance for certain receivables, partially offset by higher nonearnings in our European secured financing business.

Restated Equipment & Other Services financing receivables, before allowance for losses, amounted to $15.1 billion and $24.0 billion at December 31, 2004 and 2003, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at December 31, 2004, were $0.2 billion (1.2% of outstanding receivables) compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

(41)

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	2004	2003	2002
Commercial Finance	1.40%	1.38%	1.75%
Consumer Finance	4.85	5.62	5.62

Delinquency rates at Commercial Finance increased slightly from December 31, 2003 to December 31, 2004, reflecting the effect of certain acquired portfolios, partially offset by improvement in the overall core portfolio. The decline from December 31, 2002 to December 31, 2003, reflected improved economic conditions and collection results.

Delinquency rates at Consumer Finance decreased from December 31, 2003 to December 31, 2004, as a result of the standardization of our write-off policy, the acquisition of AFIG, and the U.S. acquisition of WMC, with lower relative delinquencies as a result of whole loan sales, partially offset by higher delinquencies in our European secured financing business. See notes 12 and 13.

OTHER GECS RECEIVABLES totaled $14.1 billion at December 31, 2004, and $12.1 billion at December 31, 2003, and consisted primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain material procurement programs), amounts due under operating leases, receivables due on sale of securities and various sundry items. Balances at December 31, 2004 and 2003, included securitized, managed GE trade receivables of $3.1 billion and $2.7 billion, respectively.

PROPERTY, PLANT AND EQUIPMENT was $63.3 billion at December 31, 2004, up $9.9 billion from 2003, primarily reflecting the consolidation of Penske effective January 1, 2004, and acquisitions of commercial aircraft at Commercial Finance. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECS was equipment provided to third parties on operating leases. Details by category of investment are presented in note 15.

GE expenditures for plant and equipment during 2004 totaled $2.4 billion, compared with $2.2 billion in 2003. Total expenditures for the past five years were $12.9 billion, of which 33% was investment for growth through new capacity and product development; 36% was investment in productivity through new equipment and process improvements; and 31% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECS additions to property, plant and equipment were $10.7 billion and $7.6 billion during 2004 and 2003, respectively, primarily reflecting additions of commercial aircraft and vehicles at Commercial Finance and of vehicles at Equipment & Other Services.

INTANGIBLE ASSETS were $83.2 billion at year-end 2004, up from $55.0 billion at year-end 2003. GE intangibles increased $24.5 billion from $30.2 billion at the end of 2003, principally as a result of goodwill and other intangibles related to the combination of NBC and VUE, the Amersham acquisition by Healthcare, acquisitions by Infrastructure and the effects of the weaker U.S. dollar. GECS intangibles increased $3.7 billion to $28.5 billion, reflecting goodwill associated with acquisitions, goodwill associated with the consolidation of Penske effective January 1, 2004, and the effects of the weaker U.S. dollar. See note 16.

ALL OTHER ASSETS totaled $109.9 billion at year-end 2004, an increase of $17.3 billion. This increase resulted principally from the combination of NBC and VUE, acquisitions affecting real estate and assets held for sale, and additional investments in associated companies, partially offset by the consolidation of Penske, which was previously accounted for using the equity method. See note 17.

CONSOLIDATED BORROWINGS were $370.4 billion at December 31, 2004, compared with $329.3 billion at the end of 2003.

GE total borrowings were $11.0 billion at year-end 2004 ($3.4 billion short term, $7.6 billion long term), about the same as at year-end 2003. GE total debt at the end of 2004 equaled 9.1% of total capital, compared with 12.0% at the end of 2003.

GECS restated borrowings were $360.8 billion at December 31, 2004, of which $154.8 billion is due in 2005 and $206.0 billion is due in subsequent years. Comparable amounts at the end of 2003 were $319.9 billion in total, $155.4 billion due within one year and $164.5 billion due thereafter. Included in GECS total borrowings were borrowings of consolidated, liquidating securitization entities

(42)

amounting to $25.8 billion at December 31, 2004, of which $9.8 billion was asset-backed senior notes of AFIG, and $24.8 billion at December 31, 2003. A large portion of GECS borrowings ($97.4 billion and $102.6 billion at the end of 2004 and 2003, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of General Electric Capital Corporation (GE Capital) commercial paper were 42 days and 2.39% at the end of 2004, compared with 47 days and 1.40% at the end of 2003. The GE Capital ratio of debt to equity was 6.53 to 1 at the end of 2004 and 6.66 to 1 at the end of 2003. See note 18.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS of GECS were $140.9 billion at December 31, 2004, $4.5 billion higher than in 2003. The increase is primarily attributable to growth in annuities, long-term care insurance, structured settlements, the effects of the weaker U.S. dollar, increases in loss reserves for policies written in prior years and 2004 U.S. hurricane-related losses. These increases were partially offset by claim settlements and maturities of guaranteed investment contracts (GICs). See note 19.

EXCHANGE RATE AND INTEREST RATE RISKS are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

•
If, on January 1, 2005, interest rates had increased 100 basis points across the yield curve (a “parallel shift” in that curve) and that increase remained in place for 2005, we estimate, based on our year-end 2004 portfolio and holding everything else constant, that our 2005 GE and GECS net earnings would decline pro-forma by $0.1 billion and $0.2 billion, respectively.

•
If, on January 1, 2005, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2005, we estimate, based on our year-end 2004 portfolio and holding everything else constant, that the effect on our 2005 GE and GECS net earnings would be insignificant..

Statement of Changes in Shareowners’ Equity (page 57)

Shareowners’ equity increased $31.2 billion in 2004, $15.6 billion in 2003 and $9.1 billion in 2002. These increases were largely attributable to net earnings but were partially offset by dividends declared of $8.6 billion, $7.8 billion and $7.3 billion in 2004, 2003 and 2002, respectively. We issued 341.7 million shares of stock in connection with the Amersham acquisition, increasing equity by $10.7 billion in 2004. We also issued 119.4 million shares of stock to partially fund the combination of NBC and VUE, increasing equity by $3.8 billion. Currency translation adjustments increased equity by $3.9 billion in 2004, compared with $5.1 billion in 2003. Changes in the currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. In 2003 and 2002, the euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated. See note 24.

Overview of Our Cash Flow from 2002 through 2004 (pages 61-62)

GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial businesses and totaled $15.2 billion in 2004, $12.9 billion in 2003 and $10.1 billion in 2002. Generally, factors that affect our earnings - for example, pricing, volume, costs and productivity - affect CFOA similarly. However, while management of working capital, including timing of collections and payments and levels of inventory, affects operating results only indirectly, the effect of these programs on CFOA can

(43)

be significant. Excluding progress collections, working capital improvements benefited CFOA by $2.7 billion since 2002, as we applied our inventory Lean Six Sigma and other working capital management tools broadly.

Our GE Statement of Cash Flows on page 62 shows CFOA in the required format. While that display is of some use in analyzing how various assets and liabilities affected our year-end cash positions, we believe it is also useful to supplement that display and to examine in a broader context the business activities that provide and require cash.

December 31 (In billions)	2004	2003	2002
Operating cash collections	$81.6	$68.4	$67.5
Operating cash payments	(69.5)	(58.9)	(59.4)
Cash dividends from GECS	3.1	3.4	2.0
GE cash from operating activities	$15.2	$12.9	$10.1

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by about $13.2 billion during 2004 and by about $0.9 billion during 2003. These increases are consistent with the changes in comparable GE operating segment revenues, including the 2004 effects of our acquisition of Amersham and the combination of NBC and VUE. Analyses of operating segment revenues on page 28 is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in 2004 by about $10.6 billion, primarily because of the effects of our acquisition of Amersham and the combination of NBC and VUE, and decreased in 2003 by about $0.5 billion.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from operating activities within the financial services businesses, which increased in 2004 by $4.7 billion to $26.1 billion and decreased in 2003 by $0.1 billion to $21.4 billion. Financial services cash is not necessarily freely available for alternative uses. For example, certain cash generated by our Insurance businesses is restricted by various insurance regulations. See note 23. Further, any reinvestment in financing receivables is shown in cash used for investing, not operating activities. Therefore, maintaining or growing Commercial and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets. Also, we have been increasing the equity of our financial services businesses as discussed on page 46. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends such as proceeds from business sales.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to grow dividends, execute on our announced $15 billion share repurchase program and continue making selective investments for long-term growth. With the financial flexibility that comes with excellent credit ratings, we believe that GE and GECS should be well positioned to meet the global needs of its customers for capital and to continue providing our shareowners with good returns.

(44)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2004, follow:

	Payments due by period
(In millions)	Total	2005	2006-2007	2008-2009	2010 and thereafter
Borrowings (note 18) (e)	$370,364	$157,694	$84,926	$47,438	$80,306
Interest on borrowings	59,000	11,000	16,000	10,000	22,000
Operating lease obligations (note 4)	7,718	1,383	2,240	1,613	2,482
Purchase obligations(a)(b)	53,000	35,000	11,000	4,000	3,000
Insurance liabilities (note 19)(c)	92,000	14,000	19,000	13,000	46,000
Other liabilities(d)	68,000	18,000	5,000	3,000	42,000

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be classified as equipment leased to others, software acquisition/license commitments, contractual minimum programming commitments and contractually required cash payments for acquisitions.

(b)	Excluded funding commitments entered into in the ordinary course of business by our financial services businesses. Further information on these commitments is provided in note 30.
(c)
Included guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with reasonably determinable cash flows such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts as well as workers compensation tabular indemnity loan and long-term liability claims.

(d)
Included an estimate of future expected funding requirements related to our pension and postretirement benefit plans. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. Refer to notes 21 and 28 for further information on these items.

(e)	As restated.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Our securitization transactions are similar to those used by many financial institutions. In a typical transaction, assets are sold by the transferor to a special purpose entity (SPE), which purchases the assets with cash raised through issuance of beneficial interests (usually debt instruments) to third-party investors. Investors in the beneficial interests usually have recourse to the assets in the SPEs and often benefit from credit enhancements supporting the assets (such as overcollateralization). The SPE may also hold derivatives, such as interest rate swaps, in order to match the interest rate characteristics of the assets with those of the beneficial interests. An example is an interest rate swap converting fixed rate assets to variable rates to match floating rate debt instruments issued by the SPE.

Historically, we have used both GE-sponsored and third-party entities to execute securitization transactions in the commercial paper and term markets. With our adoption of FIN 46,Consolidation of Variable Interest Entities, on July 1, 2003, we consolidated $36.3 billion of assets and $35.8 billion of liabilities in certain sponsored entities and stopped executing new securitization transactions with those entities. We continue to engage in securitization transactions with third-party conduits and through public, market term securitizations. In December 2004, we acquired AFIG which added $9.1 billion of securitized mortgage loans in consolidated, liquidating securitization entities. Without AFIG, assets in consolidated, liquidating securitization entities were $17.7 billion, down $9.0 billion. See note 29.

Assets held by SPEs include: receivables secured by equipment, commercial and residential real estate and other assets; credit card receivables; and trade receivables. Examples of these receivables include loans and leases on manufacturing and transportation equipment, residential mortgages, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. In certain transactions, the credit quality of assets transferred is enhanced by providing credit support. Securitized off-balance sheet assets totaled $34.4 billion and $26.8 billion at December 31, 2004 and 2003, respectively.

We provide financial support related to assets held by certain off-balance sheet SPEs through liquidity agreements, credit support, and guarantee and reimbursement contracts. Net liquidity support amounted to $2.3 billion at December 31, 2004, down from $3.1 billion a year earlier. Credit support, in which we provide recourse for credit losses in off-balance sheet SPEs, was $6.6 billion as of December 31, 2004. Potential credit losses are provided for in our financial statements. Based on management’s best estimate of

(45)

probable losses inherent in the portfolio of assets that remain off-balance sheet, our financial statements included $0.1 billion representing the fair value of recourse obligations at year-end 2004. See note 29.

We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in note 30.

We have extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied to both asset servicing and to activities in the credit markets, we believe that, under any reasonable future economic developments, the likelihood is remote that any financial support arrangements could have an adverse economic effect on our financial position or results of operations.

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate the debt of GE, GECS and GE Capital, the major borrowing affiliate of GECS. These agencies have given the highest debt ratings to GE and GE Capital (long-term rating AAA/Aaa; short-term rating A-1+/P-1). One of our strategic objectives is to maintain these ratings as they serve to lower our cost of funds and to facilitate our access to a variety of lenders. We manage our businesses in a fashion that is consistent with maintaining these ratings.

GE, GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

Quantitative measures include:

•	Earnings and profitability, including earnings quality, revenue growth, the breadth and diversity of sources of income and return on assets,

•	Asset quality, including delinquency and write-off ratios and reserve coverage,

•
Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt-to-capital, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage, and

•	Capital adequacy, including required capital and tangible leverage ratios.

Qualitative measures include:

•	Franchise strength, including competitive advantage and market conditions and position,

•	Strength of management, including experience, corporate governance and strategic thinking, and

•	Financial reporting quality, including clarity, completeness and transparency of all financial performance communications.

GE Capital’s ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level as described below.

Before 2003, GE Capital maintained a capital structure that included about $8 of debt for each $1 of equity - a “leverage ratio” of 8:1. For purposes of measuring segment profit, each of our financial services businesses was also assigned debt and interest costs on the basis of that consolidated 8:1 leverage ratio. As of January 1, 2003, we extended a business-specific, market-based leverage to the performance measurement of each of our financial services businesses. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to other financial services segments was allocated to the Equipment & Other Services segment. We refer to this as “parent-

(46)

supported debt.” During 2004, a total of $4.7 billion of such debt was eliminated, compared with $4.6 billion in 2003. The 2004 reduction was the result of the following:

•	22% of operating earnings retained by GECS ($1.8 billion),

•	Proceeds from the Genworth initial public offering less dividend payments to GE ($1.6 billion),

•	Mortgage Insurance contingent note payment ($0.5 billion),

•	Sale of a majority interest of Gecis ($0.5 billion), and

•	Rationalization of Insurance and Equipment & Other Services related activities ($0.3 billion).

The remaining $3.2 billion of such debt is expected to be eliminated in 2005.

During 2004, GECS paid $2.3 billion of special dividends to GE, of which $1.3 billion was a portion of proceeds from the Genworth initial public offering, $0.8 billion was surplus equity related to portfolio restructurings in Insurance and run-offs in Equipment & Other Services and $0.2 billion was related to Insurance dispositions.

During 2004, GECS and GECS affiliates issued $57 billion of senior, unsecured long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 26. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $50 billion and $60 billion of additional long-term debt during 2005, although the ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of our debt obligations excluding any asset-backed debt obligations, such as debt of consolidated, liquidating securitization entities.

December 31	2004	2003
Senior notes and other long-term debt	58%	55%
Commercial paper	25	27
Current portion of long-term debt	11	13
Other - bank and other retail deposits	6	5
Total	100%	100%

We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $57.3 billion of contractually committed lending agreements with 83 highly-rated global banks and investment banks. Total credit lines extending beyond one year increased $10.0 billion to $56.8 billion at December 31, 2004. See note 18.

Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential sales of other assets.

(47)

PRINCIPAL DEBT CONDITIONS are described below.

The following two conditions relate to GE and GECS:

•	Under certain swap, forward and option contracts, if the long-term credit rating of either GE or GECS were to fall below A-/A3, certain remedies are required as discussed in note 28.

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.89:1 at the end of 2004, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 6.53:1 at the end of 2004, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 2004 and 2003.

The following three conditions relate to securitization SPEs that were consolidated upon adoption of FIN 46 on July 1, 2003:

•
If the short-term credit rating of GE Capital or certain consolidated SPEs discussed further in note 29 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $12.8 billion at January 1, 2005. Amounts related to non- consolidated SPEs were $1.4 billion.

•
If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the consolidated SPEs. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $0.9 billion at December 31, 2004.

•
For certain transactions, if the long-term credit rating of GE Capital were to fall below A/A2 or BBB+/Baa1 or its short-term credit rating were to fall below A-2/P-2, GE Capital could be required to provide substitute credit support or fund the undrawn commitment. GE Capital could be required to provide up to $2.3 billion in the event of such a downgrade based on terms in effect at December 31, 2004.

One group of consolidated SPEs, the Trinities and GE Funding CMS, hold assets that are reported in “Investment securities” and issue GICs that are reported in “Insurance liabilities, reserves and annuity benefits.” If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $0.9 billion of capital to the Trinities. Further, GE Capital could be required to repay up to $3.1 billion of GICs issued by GE Funding CMS.

In our history, we have never violated any of the above conditions either at GE or at GECS. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

COMMERCIAL AVIATION is an industry in which we have a significant ongoing interest. Although some U.S. carriers have been operating under pressure, our interest in this industry is global, and demand in the global markets has been strong. September 11, 2001, was a significant test for this industry. But since that date, 119 carriers around the world have placed 709 of our aircraft into service, 415 of which were Boeing and Airbus narrow-body aircraft. We continue to be confident in the global industry’s ongoing prospects.

At December 31, 2004, our global commercial aviation exposure in our Commercial Finance segment amounted to $37.8 billion, principally loans and leases of $33.0 billion. We had 1,342 commercial aircraft on lease, an increase of 106 aircraft from last year reflecting acquired leases and on-time delivery of open 2003 order positions. At the end of 2004 and 2003, an insignificant number of our aircraft were not on lease - 2 and 3 aircraft, respectively. At December 31, 2004, we also had $10.2 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 56 aircraft ($4.3 billion) scheduled for delivery in 2005, all under agreement to commence operations with commercial airline customers.

(48)

Transportation sales of new equipment often include long-term customer financing commitments. Under these commitments, it is our policy to establish a secured position in the aircraft being financed. At December 31, 2004 and 2003, guarantees of $0.4 billion were in place. Further, at December 31, 2004 and 2003, we had committed $0.8 billion and $1.2 billion, respectively, to provide financial assistance on future aircraft sales. See note 30. Our guarantees and commitments are secured by individual aircraft or pools of aircraft engines related to the specific financing arrangement. When particular guarantees exceed the value of the associated security, we consider credit risk of the associated customer and provide for estimated losses. At December 31, 2004, the total estimated fair value of aircraft securing these guarantees exceeded the guaranteed amounts, net of the associated allowance for losses. In addition, at December 31, 2004 and 2003, Transportation had other exposures of $3.8 billion and $3.6 billion, respectively, consisting primarily of deferred charges and trade receivables.

US Airways filed for bankruptcy protection in the third quarter of 2004. In January 2005, US Airways and the Air Transportation Stabilization Board (ATSB) reached an agreement extending the airline’s use of cash proceeds from its federally guaranteed loan through June 30, 2005. US Airways’ management has stated publicly that this agreement with the ATSB will allow US Airways to continue operations while it completes its restructuring and planned emergence from Chapter 11 in the summer of 2005. US Airways’ management also has indicated in its public statements that labor savings will be an important factor affecting the success of that reorganization. At December 31, 2004, our aggregate exposure to US Airways was $2.9 billion, the largest component of which was $2.6 billion of loans and leases, substantially secured by various equipment, including 39 regional jet aircraft, 54 Boeing narrow-body aircraft (primarily 737 type), and 57 Airbus narrow-body aircraft. We and the airline have entered into a memorandum of understanding to restructure a number of loans and leases. We also agreed to continue regional jet financing conditioned on the airline successfully emerging from bankruptcy protection and achieving specified financial milestones. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation. In addition to our loans and leases, we hold $0.2 billion of available-for-sale investment securities in US Airways that are secured by various other aircraft in the fleet. Our $0.1 billion of US Airways Transportation exposure is either secured or we have made appropriate reserves for shortfalls. In addition to US Airways, both ATA Holdings Corp. and Aloha Airgroup, Inc. filed for bankruptcy during 2004. UAL Corp. filed for bankruptcy in 2002. At December 31, 2004, our exposure was $1.4 billion to UAL Corp., $0.8 billion to ATA Holdings Corp., and $0.3 billion to Aloha Airgroup, Inc., consisting primarily of loans and leases. Various Boeing and Airbus aircraft secure substantially all of these financial exposures.

Commercial Finance regularly tests the recoverability of its commercial aircraft operating lease portfolio as described on page 51, and recognized impairment losses of $0.1 billion and $0.2 billion in 2004 and 2003, respectively. In addition to these impairment charges relating to operating leases, Commercial Finance recorded provisions for losses on financing receivables related to commercial aircraft of $0.3 billion in 2004, primarily related to US Airways and ATA Holdings Corp.; an insignificant amount was recognized in 2003.

See page 40 and notes 9 and 15 for further information on our commercial aviation positions.

GE’S TOTAL RESEARCH AND DEVELOPMENT expenditures were $3.1 billion in 2004, compared with $2.7 billion and $2.6 billion in 2003 and 2002, respectively. In 2004, expenditures from GE’s own funds were $2.4 billion compared with $2.1 billion in 2003. Expenditures funded by customers (mainly the U.S. government) were $0.6 billion in 2004 and 2003.

Expenditures reported above reflect the definition of research and development required by generally accepted accounting principles. For operating and management purposes, we consider amounts spent on product and services technology to include our reported research and development expenditures, but also amounts for improving our existing products and services, and the productivity of our plant, equipment and processes. On this basis, our technology expenditures were about $5 billion.

In 2004, we directed our research and development efforts to technologies that will differentiate GE products and services in the eyes of our customers. Environmental impact is a key theme. Our researchers and engineers continue to search for novel solutions to challenging issues: meeting the world’s rising energy demands while reducing greenhouse gases and emissions of power generation technologies; reducing emissions while raising fuel efficiency in air and rail transportation; and increasing energy efficiency of appliances and lighting, while meeting the need for performance and capabilities.

Emerging sciences such as nanotechnology are a significant area of our research. Nanotechnology has potential applications across the entire GE industrial portfolio. Our scientists view nanotechnology as the ultimate materials science, one that could change the materials and manufacturing processes for a wide variety of our products. We are exploring specific applications in nano-metals

(49)

for jet engines, nano-ceramics as coatings for power turbines and nano-particles for use in targeted contrast agents for medical imaging.

Security was also a key area of technology research in 2004. Cargo and port security, intelligent video surveillance and chemical and biological detection are areas in which we are able to leverage core technologies among different businesses to bring innovative ideas to market.

In the Healthcare segment, we continue our quest for personalized healthcare, ramping up research in the biotechnology field. Combining our previous research with the work done by scientists at Amersham has opened new fields as we explore technologies that will enable a “predict and prevent” model for medical diagnostics.

GE’S TOTAL BACKLOG of firm unfilled orders at the end of 2004 was $34.1 billion, an increase of 9% from year-end 2003, reflecting increased demand for wind turbines, locomotives and product services, partially offset by softening demand for large gas turbines. Of the total backlog, $22.7 billion related to products, of which 72% was scheduled for delivery in 2005. Product services orders, included in this reported backlog for only the succeeding 12 months, were $11.4 billion at the end of 2004. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to penalties. See Segment Operations beginning on page 31 for further information.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

LOSSES ON FINANCING RECEIVABLES are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process, which includes standards and policies for reviewing major risk exposures and concentrations, ensures that relevant data are identified and considered either for individual loans or leases, or on a portfolio basis, as appropriate.

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have been reliable over time. Our actual loss experience was in line with expectations for 2004 (adjusting for the effects of Consumer Finance’s standardization of its write-off policy), 2003 and 2002. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2005. Further information is provided in the financing receivables section on page 41, and in notes 1, 12 and 13.

REVENUE RECOGNITION ON LONG-TERM AGREEMENTS to provide product services (product services agreements) requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. Revisions that affect a product services agreement’s total estimated profitability will also result in an immediate adjustment of earnings. We provide for probable losses. We also regularly assess customer credit risk inherent in the carrying amounts of contract costs and estimated earnings. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Carrying amounts for product services agreements in progress at December 31, 2004 and 2003, were $3.7 billion and $3.2 billion, respectively, and are included in the line, “Contract costs and estimated earnings” in note 17. Adjustments to earnings resulting from revisions to estimates on product services agreements have been insignificant for each of the years in the three-year period ended December 31, 2004.

Further information is provided in note 1.

(50)

ASSET IMPAIRMENT assessment involves various estimates and assumptions as follows:

INVESTMENTS. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided on page 40 and in notes 1 and 9.

LONG-LIVED ASSETS. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Commercial aircraft are a significant concentration of assets in our Commercial Finance business, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers. Further information on impairment losses and our overall exposure to the commercial aviation industry is provided on pages 48-49 and in notes 9 and 15.

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows.

Further information is provided on page 42 and in notes 1 and 16.

INSURANCE LIABILITIES AND RESERVES differ for short- and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period’s claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as guaranteed renewable term, whole life and long-term care insurance policies) also is based on approved actuarial methods that include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time - often many years - that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) because of coverage often being provided on an “excess-of-loss” basis and the resulting lags in receiving current claims data.

(51)

We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methods are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of “reasonably possible” loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methods are given more weight for purposes of determining the “best estimate” of ultimate losses in a particular reserving segment. As discussed on pages 35-36 and in note 19, in recent years, reported claims activity at GE Insurance Solutions related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, have continued to develop adversely to previous expectations. This trend was considered in the actuarial reserve study completed in the fourth quarter of 2002, resulting in a significant increase in recorded reserves. In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. While for the majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts, for certain lines the reported claims volumes exceeded our revised loss expectations. In response to these new data, we further increased our loss reserves in 2003. In 2004, as part of our comprehensive annual assessment of recorded claim-related liabilities, we observed that reported claims activity in certain product lines, substantially related to the 1997 through 2001 underwriting years, continued to exceed previous established expectations and we again increased our loss reserves.

PENSION ASSUMPTIONS are significant inputs to actuarial models that measure pension benefit obligations and related effects on operations. Two critical assumptions - discount rate and expected return on assets - are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. As of December 31, 2004, one-year returns on assets in our principal pension plans were 11.7%; five-year returns were 3.2%; 10-year returns were 11.4% and 25-year returns were 12.2%. We believe these results, in connection with our current and expected asset allocations, support our assumed long-term return of 8.5% on those assets.

To reflect market interest rate conditions, we reduced our discount rate for principal pension plans at December 31, 2004, from 6.0% to 5.75% and at December 31, 2003, from 6.75% to 6.0%. We assumed that long-term returns on the assets of our principal pension plans were 8.5% in 2004, the same as our assumptions for 2003 and 2002.

Sensitivity to changes in key assumptions for our principal pension plans follows:

•	Discount rate - A 25 basis point reduction in discount rate would increase pension expense in 2005 by $0.1 billion.

•	Expected return on assets - A 50 basis point increase in the expected return on assets would decrease pension expense in 2005 by $0.3 billion.

Further information on our postretirement benefit plans is provided on page 28 and in notes 5 and 6.

OTHER LOSS CONTINGENCIES are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. Further information is provided in notes 20 and 30.

(52)

Other Information

New Accounting Standard

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004),Share-Based Payment (SFAS 123R). Among other things, SFAS 123R requires expensing the fair value of stock options, previously optional accounting that we adopted in 2002. For transition, upon adoption on July 1, 2005, SFAS 123R will require us to expense the unvested portion of options granted in 2000 and 2001, reducing net earnings by approximately $30 million in 2005 and by a similar amount in 2006. SFAS 123R also will require us to change the classification of certain tax benefits from options deductions to financing rather than operating cash flows. While the effects of these future tax deductions will depend on several variables, had SFAS 123R been in effect, approximately $0.3 billion would have been required to be classified as cash from financing, not operating, activities in 2004; the related 2003 amount would have been approximately $0.2 billion.

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this Annual Report, to:

•	Organic revenue growth in 2004,

•	Earnings growth, excluding Insurance dispositions, in 2004,

•	Growth in Industrial CFOA in 2004,

•	GE earnings before income taxes and accounting changes excluding GECS earnings, and the corresponding effective tax rate, for the three years ended December 31, 2004,

•	Net revenues (revenues from services less interest) of the Commercial Finance and Consumer Finance segments for the three years ended December 31, 2004, and

•	Delinquency rates on financing receivables of the Commercial Finance and Consumer Finance segments for 2004, 2003 and 2002.

The reasons we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

ORGANIC REVENUE GROWTH

(In millions)	2004 (Restated)	2003 (Restated)	% change
Revenues as reported	$152,866	$134,641
Less:
Effects of acquisitions, dispositions and currency exchange rates	19,244	1,289
Insurance	23,070	26,194
Energy	17,348	19,082
Revenues excluding the effects of acquisitions,
dispositions and currency exchange rates,
Insurance and Energy (organic revenues)	$93,204	$88,076	6%

(53)

EARNINGS GROWTH, EXCLUDING INSURANCE DISPOSITIONS

(In millions)	2004 (Restated)	2003 (Restated)	% change
Earnings before accounting changes
as reported	$16,819	$15,823
Less effect of Insurance dispositions	(721)	728
Earnings, excluding Insurance dispositions	$17,540	$15,095	16%

GROWTH IN INDUSTRIAL CFOA

(In millions)	2004	2003	% change
Cash from GE’s operating activities
as reported	$15,204	$12,975
Less GECS dividends	3,105	3,435
Cash from GE’s operating activities
excluding dividends from GECS
(Industrial CFOA)	$12,099	$9,540	27%

GE TAX RATE, EXCLUDING GECS EARNINGS

(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)
GE earnings before income taxes and accounting changes	$18,792	$18,680	$19,019
Less GECS earnings before accounting changes	8,387	7,988	4,675
Total	$10,405	$10,692	$14,344
Provision for income taxes	$1,973	$2,857	$3,837
Effective tax rate	19.0%	26.7%	26.7%

(54)

We believe that meaningful analysis of our financial performance requires an understanding of the factors underlying that performance and our judgments about the likelihood that particular factors will repeat. In some cases, short-term patterns and long-term trends may be obscured by large factors or events. For example, events or trends in a particular segment may be so significant as to obscure patterns and trends of our industrial or financial services businesses in total. For this reason, we believe that investors may find it useful to see our 2004 revenue growth without the effect of acquisitions, dispositions and currency exchange rates, and without the effects of two businesses, Insurance and Energy, whose revenues were adversely affected by their changing economic environments and other factors; and 2004 earnings without the effect of Insurance dispositions. Similarly, we believe that investors would find it useful to compare our 2004 operating cash flow against our 2003 operating cash flow without the impact of GECS dividends.

NET REVENUES

We provided reconciliations of net revenues to reported revenues for these segments on pages 32 and 33. Because net revenues is a common industry measure of margin, these disclosures enable investors to compare the results of our financial services businesses with results of others in the same industry.

DELINQUENCY RATES ON FINANCING RECEIVABLES

Delinquency rates on financing receivables follow.

COMMERCIAL FINANCE

December 31	2004	2003	2002
Managed	1.40%	1.38%	1.75%
Off-book	0.90	1.27	0.09
On-book	1.58	1.41	2.16

CONSUMER FINANCE

December 31	2004	2003	2002
Managed	4.85%	5.62%	5.62%
Off-book	5.09	5.04	4.84
On-book	4.84	5.67	5.76

We believe that delinquency rates on managed financing receivables provide a useful perspective of our portfolio quality and are key indicators of financial performance. Further, investors use such information, including the results of both the on-book and securitized portfolios, which are relevant to our overall performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See page 43.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareowners and Board of Directors of General Electric Company

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (“GE”) as of December 31, 2004 and 2003, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of GE management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

(55)

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements appearing on pages 57, 59, 61, 63, and 64-125 present fairly, in all material respects, the financial position of GE as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in note 1 to the consolidated financial statements, GE in 2004 and 2003 changed its method of accounting for variable interest entities, in 2003 changed its method of accounting for asset retirement obligations and in 2002 changed its methods of accounting for goodwill and other intangible assets and for stock-based compensation.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 58, 60, and 62 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2005, except as to the fourth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as restated), which is as of May 5, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

KPMG LLP
Stamford, Connecticut

February 11, 2005, except as to the restatement discussed in note 1 to the consolidated financial statements which is as of May 5, 2005

(56)

STATEMENT OF EARNINGS

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
REVENUES
Sales of goods	$55,005	$49,963	$55,096
Sales of services	29,700	22,391	21,138
Other income (note 2)	1,064	602	1,013
Earnings of GECS before accounting changes	-	-	-
GECS revenues from services (note 3)	67,097	61,685	54,979
Total revenues	152,866	134,641	132,226
COSTS AND EXPENSES (note 4)
Cost of goods sold	42,645	37,189	38,833
Cost of services sold	19,114	14,017	14,023
Interest and other financial charges	12,036	10,892	10,151
Insurance losses and policyholder and annuity benefits	15,627	16,369	17,608
Provision for losses on financing receivables (note 13)	3,888	3,752	3,084
Other costs and expenses	38,148	31,821	29,229
Minority interest in net earnings of consolidated affiliates	928	310	326
Total costs and expenses	132,386	114,350	113,254
EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES	20,480	20,291	18,972
Provision for income taxes (note 7)	(3,661)	(4,468)	(3,790)
EARNINGS BEFORE ACCOUNTING CHANGES	16,819	15,823	15,182
Cumulative effect of accounting changes (note 1)	-	(587)	(1,015)
NET EARNINGS	$16,819	$15,236	$14,167
Per-share amounts (note 8)
Per-share amounts before accounting changes
Diluted earnings per share	$1.61	$1.57	$1.51
Basic earnings per share	1.62	1.58	1.52
Per-share amounts after accounting changes
Diluted earnings per share	1.61	1.51	1.41
Basic earnings per share	1.62	1.52	1.42
DIVIDENDS DECLARED PER SHARE	$0.82	$0.77	$0.73
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY

(In millions)	2004	2003	2002
CHANGES IN SHAREOWNERS’ EQUITY (note 24)
Balance at January 1	$79,631	$64,079	$55,000
Dividends and other transactions with shareowners	10,009	(5,520)	(6,382)
Changes other than transactions with shareowners
Increase attributable to net earnings	16,819	15,236	14,167
Investment securities-net	412	710	1,378
Currency translation adjustments-net	3,936	5,061	995
Cash flow hedges-net	435	226	(1,004)
Minimum pension liabilities-net	(421)	(161)	(75)
Total changes other than transactions with shareowners	21,181	21,072	15,461
Balance at December 31	$110,821	$79,631	$64,079

The notes to consolidated financial statements on pages 64-125 are an integral part of these statements.

(57)

STATEMENT OF EARNINGS (CONTINUED)

	GE			GECS
For the years ended December 31 (In millions; per-share amounts in dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)
REVENUES
Sales of goods	$52,260	$47,767	$51,957	$2,840	$2,228	$3,296
Sales of services	29,954	22,675	21,360	-	-	-
Other income (note 2)	1,076	645	1,106	-	-	-
Earnings of GECS before accounting changes	8,387	7,988	4,675	-	-	-
GECS revenues from services (note 3)	-	-	-	68,439	62,505	55,419
Total revenues	91,677	79,075	79,098	71,279	64,733	58,715
COSTS AND EXPENSES (note 4)
Cost of goods sold	39,999	35,102	35,951	2,741	2,119	3,039
Cost of services sold	19,368	14,301	14,245	-	-	-
Interest and other financial charges	979	941	569	11,501	10,329	9,870
Insurance losses and policyholder and annuity benefits	-	-	-	15,844	16,369	17,608
Provision for losses on financing receivables (note 13)	-	-	-	3,888	3,752	3,084
Other costs and expenses	12,001	9,870	9,131	26,840	22,436	20,343
Minority interest in net earnings of consolidated affiliates	538	181	183	390	129	143
Total costs and expenses	72,885	60,395	60,079	61,204	55,134	54,087
EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES	18,792	18,680	19,019	10,075	9,599	4,628
Provision for income taxes (note 7)	(1,973)	(2,857)	(3,837)	(1,688)	(1,611)	47
EARNINGS BEFORE ACCOUNTING CHANGES	16,819	15,823	15,182	8,387	7,988	4,675
Cumulative effect of accounting changes (note 1)	-	(587)	(1,015)	-	(339)	(1,015)
NET EARNINGS	$16,819	$15,236	$14,167	$8,387	$7,649	$3,660

In the consolidating data on this page "GE" means the basis of consolidation as described in note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on page 57.

(58)

STATEMENT OF FINANCIAL POSITION

	General Electric Company and consolidated affiliates
At December 31 (In millions)	2004 (Restated)	2003 (Restated)

ASSETS
Cash and equivalents	$15,328	$12,664
Investment securities (note 9)	135,536	129,269
Current receivables (note 10)	14,233	10,732
Inventories (note 11)	9,778	8,752
Financing receivables-net (notes 12 and 13)	282,699	248,114
Insurance receivables-net (note 14)	25,709	27,541
Other GECS receivables	10,771	9,747
Property, plant and equipment-net (note 15)	63,334	53,388
Investment in GECS	-	-
Intangible assets-net (note 16)	83,240	55,025
All other assets (note 17)	109,879	92,596
Total assets	$750,507	$647,828
LIABILITIES AND EQUITY
Short-term borrowings (note 18)	$157,694	157,368
Accounts payable, principally trade accounts	24,729	19,950
Progress collections and price adjustments accrued	3,937	4,433
Dividends payable	2,329	2,013
All other current costs and expenses accrued	17,539	15,343
Long-term borrowings (note 18)	212,670	171,966
Insurance liabilities, reserves and annuity benefits (note 19)	140,585	136,428
All other liabilities (note 20)	49,051	41,562
Deferred income taxes (note 21)	14,769	12,940
Total liabilities	623,303	562,003
Minority interest in equity of consolidated affiliates (note 22)	16,383	6,194
Common stock (10,586,358,000 and 10,063,120,000 shares outstanding at year-end 2004 and 2003, respectively)	669	669
Accumulated gains (losses)-net
Investment securities	2,268	1,856
Currency translation adjustments	6,850	2,914
Cash flow hedges	(1,223)	(1,658)
Minimum pension liabilities	(657)	(236)
Other capital	24,265	17,497
Retained earnings	91,411	83,186
Less common stock held in treasury	(12,762)	(24,597)
Total shareowners’ equity (notes 24 and 25)	110,821	79,631
Total liabilities and equity	$750,507	$647,828

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 24, and was $7,238 million and $2,876 million at year-end 2004 and 2003, respectively.

The notes to consolidated financial statements on pages 64-125 are an integral part of this statement.

(59)

STATEMENT OF FINANCIAL POSITION (CONTINUED)

	GE		GECS
At December 31 (In millions)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)

ASSETS
Cash and equivalents	$3,155	$1,670	$12,367	$11,273
Investment securities (note 9)	413	380	135,152	128,889
Current receivables (note 10)	14,533	10,973	-	-
Inventories (note 11)	9,589	8,555	189	197
Financing receivables-net (notes 12 and 13)	-	-	282,699	248,114
Insurance receivables-net (note 14)	-	-	25,971	27,541
Other GECS receivables	-	-	14,134	12,103
Property, plant and equipment-net (note 15)	16,756	14,566	46,578	38,822
Investment in GECS	54,292	45,759	-	-
Intangible assets-net (note 16)	54,720	30,204	28,520	24,821
All other assets (note 17)	38,123	30,448	72,894	63,111
Total assets	$191,581	$142,555	$618,504	$554,871
LIABILITIES AND EQUITY
Short-term borrowings (note 18)	$3,409	$2,555	$154,791	$155,439
Accounts payable, principally trade accounts	11,013	8,753	17,104	13,566
Progress collections and price adjustments accrued	3,937	4,433	-	-
Dividends payable	2,329	2,013	-	-
All other current costs and expenses accrued	17,569	15,343	-	-
Long-term borrowings (note 18)	7,625	8,388	206,008	164,502
Insurance liabilities, reserves and annuity benefits (note 19)	-	-	140,902	136,428
All other liabilities (note 20)	23,561	18,449	25,572	23,033
Deferred income taxes (note 21)	3,616	1,911	11,153	11,029
Total liabilities	73,059	61,845	555,530	503,997
Minority interest in equity of consolidated affiliates (note 22)	7,701	1,079	8,682	5,115
Common stock (10,586,358,000 and 10,063,120,000 shares outstanding at year-end 2004 and 2003, respectively)	669	669	1	1
Accumulated gains (losses)-net
Investment securities	2,268	1,856	2,345	1,864
Currency translation adjustments	6,850	2,914	5,104	2,566
Cash flow hedges	(1,223)	(1,658)	(1,354)	(1,593)
Minimum pension liabilities	(657)	(236)	(150)	(41)
Other capital	24,265	17,497	12,370	12,268
Retained earnings	91,411	83,186	35,976	30,694
Less common stock held in treasury	(12,762)	(24,597)	-	-
Total shareowners’ equity (notes 24 and 25)	110,821	79,631	54,292	45,759
Total liabilities and equity	$191,581	$142,555	$618,504	$554,871

In the consolidating data on this page, “GE” means the basis of consolidation as described in note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on page 59.

(60)

STATEMENT OF CASH FLOWS

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2004 (Restated) (a)	2003 (Restated) (a)	2002 (Restated) (a)

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$16,819	$15,236	$14,167
Adjustments to reconcile net earnings to cash provided
from operating activities
Cumulative effect of accounting changes	-	587	1,015
Depreciation and amortization of property, plant and equipment	8,385	6,956	6,511
Earnings (before accounting changes) retained by GECS	-	-	-
Deferred income taxes	(1,554)	1,280	2,446
Decrease (increase) in GE current receivables	(849)	534	(409)
Decrease (increase) in inventories	(468)	874	(87)
Increase (decrease) in accounts payable	5,370	802	227
Decrease in GE progress collections	(464)	(2,268)	(5,062)
Increase in insurance liabilities and reserves	4,961	1,679	9,454
Provision for losses on financing receivables	3,888	3,752	3,084
All other operating activities	396	(203)	(2,580)
CASH FROM OPERATING ACTIVITIES	36,484	29,229	28,766
CASH FLOWS - INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,118)	(9,779)	(14,056)
Dispositions of property, plant and equipment	5,845	4,952	6,357
Net increase in GECS financing receivables	(15,280)	(4,687)	(18,082)
Payments for principal businesses purchased	(18,703)	(14,407)	(21,570)
Investment in GECS	-	-	-
All other investing activities	2,842	2,078	(13,876)
CASH USED FOR INVESTING ACTIVITIES	(38,414)	(21,843)	(61,227)
CASH FLOWS - FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)	(2,729)	(20,544)	(17,347)
Newly issued debt (maturities longer than 90 days)	61,659	67,545	95,008
Repayments and other reductions (maturities longer than 90 days)	(47,106)	(43,479)	(40,454)
Net dispositions (purchases) of GE shares for treasury	3,993	726	(985)
Dividends paid to shareowners	(8,278)	(7,643)	(7,157)
All other financing activities	(2,945)	(237)	3,873
CASH FROM (USED FOR) FINANCING ACTIVITIES	4,594	(3,632)	32,938
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR	2,664	3,754	477
Cash and equivalents at beginning of year	12,664	8,910	8,433
Cash and equivalents at end of year	$15,328	$12,664	$8,910
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$(11,907)	$(10,910)	$(9,654)
Cash recovered (paid) during the year for income taxes	(1,339)	(1,539)	(948)

The notes to consolidated financial statements on pages 64-125 are an integral part of this statement.
(a)	Only certain individual line items within cash from operating activities have been restated.

(61)

STATEMENT OF CASH FLOWS (CONTINUED)

	GE			GECS
For the years ended December 31 (In millions)	2004	2003	2002	2004 (Restated) (a)	2003 (Restated) (a)	2002 (Restated) (a)

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$16,819	$15,236	$14,167	$8,387	$7,649	$3,660
Adjustments to reconcile net earnings to cash provided
from operating activities
Cumulative effect of accounting changes	-	587	1,015	-	339	1,015
Depreciation and amortization of property, plant and equipment	2,533	2,277	2,199	5,852	4,679	4,312
Earnings (before accounting changes) retained by GECS	(5,282)	(4,553)	(2,710)	-	-	-
Deferred income taxes	(175)	389	1,005	(1,379)	891	1,441
Decrease (increase) in GE current receivables	(908)	585	(486)	-	-	-
Decrease (increase) in inventories	(459)	909	(149)	(9)	(35)	62
Increase (decrease) in accounts payable	1,888	676	708	4,207	666	(880)
Decrease in GE progress collections	(464)	(2,268)	(5,062)	-	-	-
Increase in insurance liabilities and reserves	-	-	-	4,961	1,679	9,454
Provision for losses on financing receivables	-	-	-	3,888	3,752	3,084
All other operating activities	1,252	(913)	(590)	220	1,828	(637)
CASH FROM OPERATING ACTIVITIES	15,204	12,925	10,097	26,127	21,448	21,511
CASH FLOWS-INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,427)	(2,158)	(2,386)	(10,691)	(7,621)	(11,670)
Dispositions of property, plant and equipment	-	-	-	5,845	4,952	6,357
Net increase in GECS financing receivables	-	-	-	(15,280)	(4,687)	(18,082)
Payments for principal businesses purchased	(4,815)	(3,870)	(8,952)	(13,888)	(10,537)	(12,618)
Investment in GECS	-	-	(6,300)	-	-	-
All other investing activities	632	236	203	443	207	(15,234)
CASH USED FOR INVESTING ACTIVITIES	(6,610)	(5,792)	(17,435)	(33,571)	(17,686)	(51,247)
CASH FLOWS-FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,690)	(6,704)	7,924	(1,138)	(13,472)	(34,687)
Newly issued debt (maturities longer than 90 days)	434	7,356	66	61,264	59,939	96,044
Repayments and other reductions (maturities longer than 90 days)	(1,568)	(277)	(1,229)	(45,538)	(43,202)	(39,225)
Net dispositions (purchases) of GE shares for treasury	3,993	726	(985)	-	-	-
Dividends paid to shareowners	(8,278)	(7,643)	(7,157)	(3,105)	(3,435)	(1,965)
All other financing activities	-	-	-	(2,945)	(237)	10,173
CASH FROM (USED FOR) FINANCING ACTIVITIES	(7,109)	(6,542)	(1,381)	8,538	(407)	30,340
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR	1,485	591	(8,719)	1,094	3,355	604
Cash and equivalents at beginning of year	1,670	1,079	9,798	11,273	7,918	7,314
Cash and equivalents at end of year	$3,155	$1,670	$1,079	$12,367	$11,273	$7,918
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$(603)	$(248)	$(155)	$(11,304)	$(10,662)	$(9,499)
Cash recovered (paid) during the year for income taxes	(2,261)	(2,685)	(2,331)	922	1,146	1,383

In the consolidating data on this page, “GE” means the basis of consolidation as described in note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on page 61.

(a)	Only certain individual line items within cash from operating activities have been restated.

(62)

Summary of Operating Segments

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000

REVENUES
Advanced Materials	$8,290	$7,078	$6,963	$7,069	$8,020
Commercial Finance	23,489	20,813	19,592	17,723	17,549
Consumer Finance	15,734	12,845	10,266	9,508	9,320
Consumer & Industrial	13,767	12,843	12,887	13,063	13,406
Energy	17,348	19,082	23,633	21,030	15,703
Equipment & Other Services	8,986	4,881	5,561	7,692	15,074
Healthcare	13,456	10,198	8,955	8,409	7,275
Infrastructure	3,447	3,078	1,901	392	486
Insurance	23,070	26,194	23,296	23,890	24,766
NBC Universal	12,886	6,871	7,149	5,769	6,797
Transportation	15,562	13,515	13,685	13,885	13,285
Corporate items and eliminations	(3,169)	(2,757)	(1,662)	(2,057)	(1,296)
CONSOLIDATED REVENUES	$152,866	$134,641	$132,226	$126,373	$130,385
SEGMENT PROFIT
Advanced Materials	$710	$616	$1,000	$1,433	$1,864
Commercial Finance	4,465	3,910	3,310	2,879	2,528
Consumer Finance	2,520	2,161	1,799	1,602	1,295
Consumer & Industrial	716	577	567	894	1,270
Energy	2,845	4,109	6,294	4,897	2,598
Equipment & Other Services	833	(185)	(339)	(272)	(212)
Healthcare	2,286	1,701	1,546	1,498	1,321
Infrastructure	563	462	297	26	45
Insurance	569	2,102	(95)	1,879	2,201
NBC Universal	2,558	1,998	1,658	1,408	1,609
Transportation	3,213	2,661	2,510	2,577	2,511
Total segment profit	21,278	20,112	18,547	18,821	17,030
GECS goodwill amortization	-	-	-	(552)	(620)
GE corporate items and eliminations	(1,507)	(491)	1,041	819	935
GE interest and other financial charges	(979)	(941)	(569)	(817)	(811)
GE provision for income taxes	(1,973)	(2,857)	(3,837)	(4,193)	(3,799)
Earnings before accounting changes	16,819	15,823	15,182	14,078	12,735
Cumulative effect of accounting changes	-	(587)	(1,015)	(287)	-
CONSOLIDATED NET EARNINGS	$16,819	$15,236	$14,167	$13,791	$12,735

The notes to consolidated financial statements on pages 64-125 are an integral part of this summary.

(63)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies

2005 Restatement

On May 6, 2005, we amended General Electric Company’s (GE) Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate financial statements for the years 2004, 2003 and 2002 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivatives transactions. The effect of the restatement on our statement of financial position at the end of the reported periods is immaterial and the restatement had no effect on our cash flows.

In the course of a regularly scheduled audit, our internal corporate audit staff identified errors with respect to GECC’s use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Descriptions of these errors follow:

•
The first errors were in accounting for interest rate and currency swaps at GECC that included fees paid or received at inception. These swaps related to about 14% of our overall borrowings at January 1, 2001, and about 6% of our overall borrowings at December 31, 2004. Our initial accounting viewed these fees as immaterial. In 2003, we discontinued use of such swaps, except for one immaterial transaction, but continued the previous accounting for those already in place. Because of the swap fees, however, the fair values of the swaps were not zero at inception as required by SFAS 133 and, accordingly, we were required to, but did not, test periodically for effectiveness.

•
The second errors arose from a hedge accounting position related to a portfolio of assets consolidated by GECC in July 2003 at the implementation of Financial Accounting Standards Board Interpretation No. (FIN) FIN 46, Consolidation of Variable Interest Entities. This portfolio included assets equal to 2% and 1% of GE’s total assets at consolidation and at December 31, 2004, respectively. We entered into interest rate swaps in 2003 to adjust the economic yield on these newly-consolidated fixed-rate assets from a fixed to a floating rate. Adhering to our hedge documentation at the 2003 inception of these swaps, we did not perform subsequent periodic testing of their effectiveness. We determined as a result of the internal audit that the prepayment penalties in the underlying assets had not been appropriately mirrored in the associated swaps, as required in order to avoid periodic testing of effectiveness under SFAS 133. Accordingly, periodic effectiveness testing was required under SFAS 133 for these swaps.

•
In the course of the internal audit, we also identified other errors under SFAS 133 with respect to other aspects of certain swaps and other derivative instruments. Adjustments to correct the accounting for these transactions also are included in our restated results of operations. We do not believe these other adjustments are material, individually or in the aggregate, to our financial position or our results of operations for any reported period.

Effects of the restatement by line item follow:

(64)

	2004		2003		2002
December 31 (In millions; per-share amounts in dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
Total revenues	$152,363	$152,866	$134,187	$134,641	$132,210	$132,226
Interest and other financial charges	11,907	12,036	10,825	10,892	10,216	10,151
Earnings before income taxes and
accounting changes	20,106	20,480	19,904	20,291	18,891	18,972
Provision for income taxes (note 7)	(3,513)	(3,661)	(4,315)	(4,468)	(3,758)	(3,790)
Earnings before accounting changes	16,593	16,819	15,589	15,823	15,133	15,182
Net earnings	16,593	16,819	15,002	15,236	14,118	14,167

Per-share amounts before accounting changes
Diluted earnings per share	$1.59	$1.61	$1.55	$1.57	$1.51	$1.51
Basic earnings per share	1.60	1.62	1.56	1.58	1.52	1.52

Per-share amounts after accounting changes
Diluted earnings per share	$1.59	$1.61	$1.49	$1.51	$1.41	$1.41
Basic earnings per share	1.60	1.62	1.50	1.52	1.42	1.42

GECS
Revenues from services (note 3)	$67,936	$68,439	$62,051	$62,505	$55,403	$55,419
Interest and other financial charges	11,372	11,501	10,262	10,329	9,935	9,870
Earnings before income taxes and
accounting changes	9,701	10,075	9,212	9,599	4,547	4,628
Provision for income taxes (note 7)	(1,540)	(1,688)	(1,458)	(1,611)	79	47
Earnings before accounting changes	8,161	8,387	7,754	7,988	4,626	4,675
Net earnings	8,161	8,387	7,415	7,649	3,611	3,660

	2004		2003		2002
(In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Changes in Shareowners’ Equity

Consolidated
Balance at January 1	$79,180	$79,631	$63,706	$64,079	$54,824	$55,000
Increase attributable to net earnings	16,593	16,819	15,002	15,236	14,118	14,167
Currency translation adjustments - net	3,942	3,936	5,123	5,061	1,000	995
Cash flow hedges - net	569	435	320	226	(1,157)	(1,004)
Balance at December 31	110,284	110,821	79,180	79,631	63,706	64,079

(65)

At December 31 (In millions)	2004		2003
	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Consolidated
Financing receivables - net (notes 12 and 13)	$282,467	$282,699	$247,906	$248,114
All other assets (note 17)	109,934	109,879	92,621	92,596
Total assets	750,330	750,507	647,645	647,828

Short-term borrowings (note 18)	157,746	157,694	157,397	157,368
Long-term borrowings (note 18)	213,161	212,670	172,314	171,966
All other liabilities	49,223	49,051	41,746	41,562
Deferred income taxes (note 21)	14,414	14,769	12,647	12,940
Total liabilities	623,663	623,303	562,271	562,003

Accumulated gains (losses) - net
Currency translation adjustments	6,929	6,850	2,987	2,914
Cash flow hedges	(1,223)	(1,223)	(1,792)	(1,658)
Retained earnings	90,795	91,411	82,796	83,186
Total shareowners’ equity (notes 24 and 25)	110,284	110,821	79,180	79,631
Total liabilities and equity	750,330	750,507	647,645	647,828

GECS
Financing receivables - net (notes 12 and 13)	$282,467	$282,699	$247,906	$248,114
All other assets (note 17)	72,949	72,894	63,136	63,111
Total assets	618,327	618,504	554,688	554,871

Short-term borrowings (note 18)	154,843	154,791	155,468	155,439
Long-term borrowings (note 18)	206,499	206,008	164,850	164,502
All other liabilities	25,744	25,572	23,217	23,033
Deferred income taxes (note 21)	10,798	11,153	10,736	11,029
Total liabilities	555,890	555,530	504,265	503,997

Accumulated gains (losses) - net
Currency translation adjustments	5,183	5,104	2,639	2,566
Cash flow hedges	(1,354)	(1,354)	(1,727)	(1,593)
Retained earnings	35,360	35,976	30,304	30,694
Total shareowner’s equity (notes 24 and 25)	53,755	54,292	45,308	45,759
Total liabilities and equity	618,327	618,504	554,688	554,871

(66)

	2004
Quarterly Information (Unaudited)	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
Total revenues	$33,350	$33,592	$37,035	$36,781	$38,272	$38,336	$43,706	$44,157
Interest and other financial charges	2,810	2,843	2,750	2,783	2,943	2,974	3,404	3,436
Earnings before income taxes
and accounting changes	4,222	4,431	4,740	4,453	5,089	5,122	6,055	6,474
Provision for income taxes	(982)	(1,065)	(816)	(702)	(1,038)	(1,051)	(677)	(843)
Earnings before accounting changes	3,240	3,366	3,924	3,751	4,051	4,071	5,378	5,631
Net earnings	3,240	3,366	3,924	3,751	4,051	4,071	5,378	5,631

Per-share amounts before accounting
changes
Diluted earnings per share	$0.32	$0.33	$0.38	$0.36	$0.38	$0.38	$0.51	$0.53
Basic earnings per share	0.32	0.33	0.38	0.36	0.38	0.39	0.51	0.53

Per-share amounts after accounting
changes
Diluted earnings per share	$0.32	$0.33	$0.38	$0.36	$0.38	$0.38	$0.51	$0.53
Basic earnings per share	0.32	0.33	0.38	0.36	0.38	0.39	0.51	0.53

GECS
GECS revenues from services	$16,367	$16,609	$16,405	$16,151	$16,843	$16,907	$18,321	$18,772
Interest and other financial charges	2,671	2,704	2,818	2,851	2,703	2,734	3,180	3,212
Earnings before income taxes
and accounting changes	2,360	2,569	2,057	1,770	2,821	2,854	2,463	2,882
Provision for income taxes	(515)	(598)	(361)	(247)	(588)	(601)	(76)	(242)
Earnings before accounting changes	1,845	1,971	1,696	1,523	2,233	2,253	2,387	2,640
Net earnings	1,845	1,971	1,696	1,523	2,233	2,253	2,387	2,640

(67)

Quarterly Information (Unaudited)	2003
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
Total revenues	$30,456	$30,897	$33,373	$34,148	$33,394	$32,691	$36,964	$36,905
Interest and other financial charges	2,596	2,563	2,683	2,713	2,723	2,757	2,823	2,859
Earnings before income taxes
and accounting changes	4,249	4,723	5,010	5,755	5,120	4,383	5,525	5,430
Provision for income taxes	(1,035)	(1,222)	(1,216)	(1,511)	(1,099)	(808)	(965)	(927)
Earnings before accounting changes	3,214	3,501	3,794	4,244	4,021	3,575	4,560	4,503
Net earnings	2,999	3,286	3,794	4,244	3,649	3,203	4,560	4,503

Per-share amounts before accounting
changes
Diluted earnings per share	$0.32	$0.35	$0.38	$0.42	$0.40	$0.35	$0.45	$0.45
Basic earnings per share	0.32	0.35	0.38	0.42	0.40	0.36	0.45	0.45

Per-share amounts after accounting
changes
Diluted earnings per share	$0.30	$0.33	$0.38	$0.42	$0.36	$0.32	$0.45	$0.45
Basic earnings per share	0.30	0.33	0.38	0.42	0.36	0.32	0.45	0.45

GECS
GECS revenues from services	$14,380	$14,821	$15,319	$16,094	$16,480	$15,777	$15,872	$15,813
Interest and other financial charges	2,463	2,430	2,533	2,563	2,558	2,592	2,708	2,744
Earnings before income taxes
and accounting changes	1,990	2,464	1,899	2,644	2,884	2,147	2,439	2,344
Provision for income taxes	(320)	(507)	(297)	(592)	(677)	(386)	(164)	(126)
Earnings before accounting changes	1,670	1,957	1,602	2,052	2,207	1,761	2,275	2,218
Net earnings	1,670	1,957	1,602	2,052	1,868	1,422	2,275	2,218

(68)

Quarterly Information (Unaudited)	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Consolidated
Financing receivables - net	$251,892	$251,943	$252,701	$253,080	$253,315	$253,525	$282,467	$282,699
All other assets	92,217	92,194	108,856	108,822	111,921	111,876	109,934	109,879
Total assets	662,217	662,245	697,085	697,430	704,620	704,785	750,330	750,507

Short-term borrowings	163,287	163,227	160,050	160,024	153,164	153,121	157,746	157,694
Long-term borrowings	171,432	170,730	175,658	175,652	186,336	186,104	213,161	212,670
All other liabilities	41,287	41,115	46,783	46,783	46,168	46,168	49,223	49,051
Deferred income taxes	14,667	15,046	14,695	14,912	15,675	15,917	14,414	14,769
Total liabilities	569,018	568,463	582,072	582,085	586,526	586,321	623,663	623,303

Accumulated gains (losses) - net
Currency translation adjustments	2,915	2,840	2,655	2,575	2,691	2,610	6,929	6,850
Cash flow hedges	(1,797)	(1,655)	(1,151)	(1,082)	(1,027)	(939)	(1,223)	(1,223)
Retained earnings	84,014	84,530	85,822	86,165	87,761	88,124	90,795	91,411
Total shareowners’ equity	86,486	87,069	98,282	98,614	101,777	102,147	110,284	110,821
Total liabilities and equity	662,217	662,245	697,085	697,430	704,620	704,785	750,330	750,507

GECS
Financing receivables - net	$251,892	$251,943	$252,701	$253,080	$253,315	$253,525	$282,467	$282,699
All other assets	63,105	63,082	72,239	72,205	74,955	74,910	72,949	72,894
Total assets	567,179	567,207	568,890	569,235	577,425	577,590	618,327	618,504

Short-term borrowings	161,514	161,454	159,648	159,622	152,329	152,286	154,843	154,791
Long-term borrowings	164,015	163,313	165,663	165,657	177,210	176,978	206,499	206,008
All other liabilities	22,494	22,322	23,961	23,789	23,337	23,165	25,744	25,572
Deferred income taxes	12,943	13,322	9,691	9,908	10,859	11,101	10,798	11,153
Total liabilities	513,104	512,549	514,258	514,271	519,805	519,600	555,890	555,530

Accumulated gains (losses) - net
Currency translation adjustments	2,587	2,512	2,414	2,334	2,298	2,217	5,183	5,104
Cash flow hedges	(1,751)	(1,609)	(1,097)	(1,028)	(1,369)	(1,281)	(1,354)	(1,354)
Retained earnings	31,769	32,285	32,003	32,346	34,014	34,377	35,360	35,976
Total shareowner’s equity	48,471	49,054	45,895	46,227	48,989	49,359	53,755	54,292
Total liabilities and equity	567,179	567,207	568,890	569,235	577,425	577,590	618,327	618,504

(69)

Quarterly Information (Unaudited)	2003
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Consolidated
Financing receivables - net	$199,709	$199,709	$213,757	$213,757	$240,495	$240,710	$247,906	$248,114
All other assets	95,738	95,728	101,613	101,585	96,094	96,068	92,621	92,596
Total assets	583,634	583,624	614,857	614,829	626,933	627,122	647,645	647,828

Short-term borrowings	129,706	129,482	134,203	133,915	156,005	155,949	157,397	157,368
Long-term borrowings	155,701	155,146	169,002	167,751	163,540	163,125	172,314	171,966
All other liabilities	35,596	35,385	36,897	36,687	37,354	37,154	41,746	41,562
Deferred income taxes	12,596	12,980	12,841	13,518	12,526	12,864	12,647	12,940
Total liabilities	511,763	511,157	537,433	536,361	548,254	547,921	562,271	562,003

Accumulated gains (losses) - net
Currency translation adjustments	(1,660)	(1,727)	(145)	(214)	(273)	(342)	2,987	2,914
Cash flow hedges	(2,262)	(2,042)	(3,249)	(3,029)	(1,920)	(1,776)	(1,792)	(1,658)
Retained earnings	76,653	77,096	78,517	79,410	80,254	80,701	82,796	83,186
Total shareowners’ equity	66,358	66,954	71,968	73,012	72,481	73,003	79,180	79,631
Total liabilities and equity	583,634	583,624	614,857	614,829	626,933	627,122	647,645	647,828

GECS
Financing receivables - net	$199,709	$199,709	$213,757	$213,757	$240,495	$240,710	$247,906	$248,114
All other assets	67,638	67,628	72,956	72,928	66,256	66,230	63,136	63,111
Total assets	497,461	497,451	527,321	527,293	539,051	539,240	554,688	554,871

Short-term borrowings	124,897	124,673	129,906	129,618	151,255	151,199	155,468	155,439
Long-term borrowings	150,978	150,423	164,367	163,116	158,891	158,476	164,850	164,502
All other liabilities	18,303	18,092	19,151	18,941	19,554	19,354	23,217	23,033
Deferred income taxes	10,744	11,128	11,025	11,702	10,884	11,222	10,736	11,029
Total liabilities	453,747	453,141	479,980	478,908	491,436	491,103	504,265	503,997

Accumulated gains (losses) - net
Currency translation adjustments	(656)	(723)	82	13	275	206	2,639	2,566
Cash flow hedges	(2,192)	(1,972)	(3,130)	(2,910)	(1,813)	(1,669)	(1,727)	(1,593)
Retained earnings	27,825	28,268	29,268	30,161	30,212	30,659	30,304	30,694
Total shareowner’s equity	39,250	39,846	42,941	43,985	42,482	43,004	45,308	45,759
Total liabilities and equity	497,461	497,451	527,321	527,293	539,051	539,240	554,688	554,871

Accounting principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

Our financial statements consolidate all of our affiliates-companies that we control and in which we hold a majority voting interest. Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a one-line basis.

In 2004 and 2003, as we describe on page 75, we consolidated certain non-affiliates, including certain special purpose entities (SPEs) and investments previously considered associated companies, because of new accounting requirements that became effective in each of those years.

(70)

Financial statement presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Financial data and related measurements are presented in the following categories:

•	GE This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

•
GECS This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Insurance Solutions Corporation (GE Insurance Solutions), the parent of Employers Reinsurance Corporation (ERC). GE Capital, GE Insurance Solutions and their respective affiliates are consolidated in the GECS columns and constitute its business.

•	CONSOLIDATED This represents the adding together of GE and GECS.

Effects of transactions between related companies are eliminated. Transactions between GE and GECS are immaterial and consist primarily of GECS services for material procurement and trade receivables management, medical equipment manufactured by GE that is leased by GECS to others, aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for operating lease to others, buildings and equipment leased by GE from GECS, and GE investments in GECS commercial paper.

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of goods and services

We record sales of goods when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, sales are recorded only upon formal customer acceptance.

Sales of goods in the Consumer & Industrial, Advanced Materials and Infrastructure businesses typically do not include multiple product and/or service elements, in contrast with sales in certain of the businesses referred to below. Consumer lighting products, home videos and computer hardware and software products are often sold with a right of return. Accumulated experience is used to estimate and provide for such returns when we record the sale.

Sales of goods in the Transportation, Healthcare, Energy and certain Infrastructure businesses sometimes include multiple components and sometimes include services such as installation. In such contracts, amounts assigned to each component are based on that component’s objectively determined fair value, such as the sales price for the component when it is sold separately or competitor prices for similar components. Sales are recognized individually for delivered components only if they have value to the customer on a standalone basis, and the undelivered components have objectively determined fair values and are not essential to the functionality of the delivered components. When undelivered components are inconsequential or perfunctory and not essential to the functionality of the delivered components (like certain training commitments), we recognize sales on the total contract and make provision for the cost of the incomplete components.

We record sales of product services, certain power generation equipment and certain military aircraft engines in accordance with contracts. For long-term product services agreements, we use estimated contract profit rates to record sales as work is performed. For certain power generation equipment and certain military aircraft engines, we use estimated contract profit rates to record sales as major components are completed and delivered to customers. Estimates are subject to revisions; revisions that affect an agreement’s total estimated profitability result in an immediate adjustment of earnings. We provide for any loss when that loss is probable. We expense costs to acquire or originate sales agreements as incurred.

We record broadcast and cable television advertising sales when advertisements are aired, net of provision for any viewer shortfalls (make goods). We record sales from theatrical distribution of films as the films are exhibited; sales of home videos, net

(71)

of a return provision, when the videos are shipped and available for sale by retailers; fees from cable and satellite operators when services are provided, and licensing of film and television programming when we make the material available for airing.

GECS revenues from services (earned income)

We use the interest method to recognize income on all loans. Interest on time sales and loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as conditions warrant. We resume accruing interest on nonearning, non-restructured Commercial Finance loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonearning Consumer Finance loans upon receipt of the third consecutive minimum monthly payment or the equivalent. Specific limits for each type of loan restrict the number of times any particular delinquent loan may be categorized as non-delinquent and interest accrual resumed.

We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, results of future remarketing, and future component part and scrap metal prices, discounted at an appropriate rate.

We recognize operating lease income on a straight-line basis over the terms of underlying leases.

Fees include commitment fees related to loans that we do not expect to fund and line-of-credit fees. We record these fees in earned income on a straight-line basis over the period to which they relate. We record syndication fees in earned income at the time related services are performed unless significant contingencies exist.

See page 74 for a discussion of income from investment and insurance activities.

Depreciation and amortization

The cost of GE manufacturing plant and equipment is depreciated over its estimated economic life. U.S. assets are depreciated using an accelerated method based on a sum-of-the-years digits formula; non-U.S. assets are depreciated on a straight-line basis.

The cost of GECS equipment leased to others on operating leases is amortized on a straight-line -basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See note 15.

Film and television costs

We defer film and television production costs, including direct costs, production overhead, development costs and interest. We do not defer costs of exploitation, which principally comprise costs of film and television program marketing and distribution. We amortize deferred film and television production costs, as well as associated participation and residual costs, on an individual production basis using the ratio of the current period’s gross revenues to estimated total remaining gross revenues from all sources; we state such costs at the lower of amortized cost or fair value. We defer the costs of acquired broadcast material, including rights to material for use on NBC Universal’s broadcast and cable networks, at the earlier of acquisition or when the license period begins and the material is available for use. We amortize acquired broadcast material and rights when we broadcast the associated programs; we state such costs at the lower of amortized cost or net realizable value.

Losses on financing receivables

Our allowance for losses on financing receivables represents our best estimate of probable losses inherent in the portfolio. Our method of calculating estimated losses depends on the size, type and risk characteristics of the related receivables. Write-offs are

(72)

deducted from the allowance for losses and subsequent recoveries are added. Impaired financing receivables are written down to the extent that principal is judged to be uncollectible.

Our consumer loan portfolio consists of smaller balance, homogeneous loans including card receivables, installment loans, auto loans and leases and residential mortgages. Each portfolio is collectively evaluated for impairment. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio, based upon statistical analyses of portfolio data. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors.

During 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We now write off unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-ended revolving loans that become 180 days contractually past due. Loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days contractually past due. Real estate secured loans (both revolving and closed-end) are written down to a percentage of the estimated fair value of the property, less costs to sell, no later than 360 days past due.

The first step in establishing our quarterly allowances for losses on larger balance non-homogenous commercial and equipment loans and leases is to survey the entire portfolio for potential specific credit or collection issues indicating an impairment. This survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. Our risk function routinely receives financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives - for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. Our risk function reports to senior management its evaluation of any balances that it has identified as impaired, and we make allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral net of disposal costs and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is prepared by each line of business every quarter and reviewed by senior management. Within each business unit, portfolio level modeling is applied where deemed appropriate, for example, by collateral type. As a result, several different statistical analyses requiring judgment are employed as part of this process. These analyses include consideration of historical and projected default rate and loss severity.

Portfolios of smaller balance homogenous commercial and equipment loans which are not individually evaluated for impairment are evaluated collectively for impairment. This evaluation is based upon various statistical analyses which consider historical losses and the current aging of the portfolio.

For homogeneous loans and leases, delinquencies are an important indication of a developing loss, and we monitor delinquency rates closely in all of our portfolios.

Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

When we repossess collateral in satisfaction of a commercial loan, we write the receivable down against the allowance for losses. Repossessed collateral is included in “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

The underlying assumptions, estimates and assessments we use are continually updated to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

(73)

Cash and equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and equity securities at our insurance affiliates, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. For investment securities designated as trading, unrealized gains and losses are recognized currently in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for substantially all of GE’s U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. GECS inventories consist of finished products held for sale, and cost is determined on a FIFO basis.

Intangible assets

We do not amortize goodwill, but test it annually for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

GECS INSURANCE ACCOUNTING POLICIES

Accounting policies for GECS insurance businesses follow.

PREMIUM INCOME. We report insurance premiums as earned income as follows:

•
For short-duration insurance contracts (including property and casualty, and accident and health insurance), we report premiums as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, we record premium adjustments based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported (IBNR) reserves.

•	For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), we report premiums as earned income when due.

(74)

•
For investment contracts and universal life contracts, we report premiums received as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, we recognize revenues for assessments against the policyholder’s account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, we recognize revenues on the associated investments, and amounts credited to policyholder accounts are charged to expense.

LIABILITIES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. Specific reserves—also referred to as case reserves—are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known. IBNR reserves are determined using generally accepted actuarial reserving methods that take into account historical loss experience data and, as appropriate, certain qualitative factors. IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedents or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes has on both claims payments and related settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

DEFERRED ACQUISITION COSTS. Costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized as follows:

•	Short-duration contracts - Acquisition costs consist of commissions, brokerage expenses and premium taxes and are amortized ratably over the contract periods in which the related premiums are earned.

•
Long-duration contracts - Acquisition costs consist of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses. For traditional long-duration insurance contracts, we amortize these costs over the respective contract periods in proportion to either anticipated premium income, or, in the case of limited-payment contracts, estimated benefit payments. For investment contracts and universal life contracts, amortization of these costs is based on estimated gross profits and is adjusted as those estimates are revised.

We review deferred acquisition costs periodically for recoverability considering anticipated investment income.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance policies is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

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

We adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, and for the first time consolidated certain special purpose entities. In total, transition resulted in a $372 million ($0.04 per share) after-tax accounting charge to our third quarter 2003 net earnings, which is reported in the caption “Cumulative effect of accounting changes.”

(75)

•
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

•
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

•
For assets that had been securitized using qualifying special purpose entities (QSPEs), transition carrying amounts were based on hypothetical repurchase of the assets at fair value. Transition effects associated with consolidation of these assets and liabilities were insignificant, as were transition effects of consolidating assets and liabilities associated with issuance of guaranteed investment contracts (GICs).

Further information about these entities is provided in note 29.

Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, became effective for us on January 1, 2003. Under SFAS 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset’s useful life. On January 1, 2003, we recorded a one-time, non-cash transition charge of $330 million ($215 million after tax, or $0.02 per share), which is reported in the caption “Cumulative effect of accounting changes.”

SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel and, with our acquisition of Amersham plc (Amersham) in April 2004, radio-pharmaceuticals and special radio-labeled chemicals. See note 20.

In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is tested for impairment using a fair value method. Using the required reporting unit basis, we tested all of our goodwill for impairment as of January 1, 2002, and recorded a non-cash charge of $1.204 billion ($1.015 billion after tax, or $0.10 per share). All of the charge related to Equipment & Other Services. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

(76)

Also in 2002, we adopted on a prospective basis the stock option expense provisions of SFAS 123, Accounting for Stock-Based Compensation. A comparison of reported and pro-forma net earnings, including effects of expensing stock options, follows.

(In millions; per-share amounts in dollars)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net earnings, as reported	$16,819	$15,236	$14,167
Earnings per share, as reported
Diluted	1.61	1.51	1.41
Basic	1.62	1.52	1.42
Stock option expense
included in net earnings	93	81	27
Total stock option expense(a)	245	315	330
PRO-FORMA EFFECTS
Net earnings, on pro-forma basis	16,667	15,002	13,864
Earnings per share, on pro-forma basis
Diluted	1.60	1.49	1.38
Basic	1.60	1.50	1.39

(a)	As if we had applied SFAS 123 to expense stock options in all periods. Included amounts we actually recognized in earnings.

Note 2
GE Other Income

(In millions)	2004	2003	2002
Gain on dispositions of businesses, net(a)	$464	$110	$506
Associated companies	191	118	(170)
Licensing and royalty income	145	135	103
Marketable securities and bank deposits	92	75	31
Other items(b)	184	207	636
Total	$1,076	$645	$1,106

(a)	Included $141 million gain on sale of our motors business in 2004 and $488 million gain on the 2002 disposition of Global eXchange Services.
(b)	Included $571 million gain related to the 2002 Bravo exchange.
Note 3
GECS Revenues from Services

(In millions)	2004 (Restated)		2003 (Restated)	2002 (Restated)
Interest on time sales and loans	$18,956		$17,196	$14,068
Premiums earned by insurance businesses	16,126		18,661	16,484
Operating lease rentals	10,744	(a)	7,199	6,879
Investment income	6,764		6,489	5,570
Financing leases	4,160		4,206	4,441
Fees	3,860		3,162	2,943
Other income	7,829	(b)	5,592	5,034
Total(c)	$68,439		$62,505	$55,419

(a)	Included $2,593 million relating to the consolidation of Penske.
(b)
Included other operating revenue of Penske of $977 million and gain on sale of Gecis of $396 million, partially offset by the loss on Genworth Financial, Inc. (Genworth) initial public offering of $388 million.

(c)	Included $1,002 million in 2004 and $695 million in 2003 related to consolidated, liquidating securitization entities.

(77)

For insurance businesses, the effects of reinsurance on premiums written and premiums earned were as follows:

(In millions)	2004	2003	2002
PREMIUMS WRITTEN
Direct	$9,463	$11,640	$11,659
Assumed	8,666	9,616	9,409
Ceded	(2,879)	(2,654)	(4,069)
Total	$15,250	$18,602	$16,999
PREMIUMS EARNED
Direct	$10,235	$11,448	$10,922
Assumed	8,455	9,964	9,569
Ceded	(2,564)	(2,751)	(4,007)
Total	$16,126	$18,661	$16,484

Note 4
Supplemental Cost Information

Total expenditures for research and development were $3,091 million, $2,656 million and $2,631 million in 2004, 2003 and 2002, respectively. The portion we funded was $2,443 million in 2004, $2,103 million in 2003 and $2,215 million in 2002.

Rental expense under operating leases is shown below.

(In millions)	2004	2003	2002
GE	$874	$733	$773
GECS	997	893	977

At December 31, 2004, minimum rental commitments under noncancelable operating leases aggregated $2,880 million and $4,838 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)	2005	2006	2007	2008	2009
GE	$601	$463	$376	$306	$255
GECS	782	768	633	543	509

GE’s selling, general and administrative expenses totaled $12,001 million in 2004, $9,870 million in 2003 and $9,131 million in 2002.

Note 5
Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. See note 6. Retirees share in the cost of healthcare benefits. Certain benefit provisions are subject to collective bargaining. These plans cover approximately 250,000 retirees and dependents.

(78)

The effect on operations of principal retiree benefit plans is shown in the following table.

COST OF PRINCIPAL RETIREE BENEFIT PLANS

(In millions)	2004	2003	2002
Expected return on plan assets	$(149)	$(159)	$(170)
Service cost for benefits earned	210	307	277
Interest cost on benefit obligation	518	535	469
Prior service cost	298	191	96
Net actuarial loss recognized	60	127	78
Retiree benefit plans cost	$937	$1,001	$750

ACTUARIAL ASSUMPTIONS. The discount rates at December 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for principal retiree benefit plans follow.

ACTUARIAL ASSUMPTIONS

December 31	2004	2003	2002	2001
Discount rate(a)	5.75%	6.0%	6.75%	7.25%
Compensation increases	5	5	5	5
Expected return on assets	8.5	8.5	8.5	9.5
Initial healthcare trend rate(b)	10.3	10.5	13	12

(a)	Weighted average discount rates for determination of 2004 and 2003 costs were 5.9% and 6.4%, respectively.
(b)	For 2004, gradually declining to 5% for 2013 and thereafter.

To determine the expected long-term rate of return on retiree life plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in assets to which we apply that expected return.

We amortize experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future service of employees.

FUNDING POLICY for retiree health benefits is generally to pay covered expenses as they are incurred. We fund retiree life insurance benefits at our discretion.

(79)

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION (APBO)

(In millions)	2004	2003
Balance at January 1	$9,701	$7,435
Service cost for benefits earned	210	307
Interest cost on benefit obligation	518	535
Participant contributions	37	33
Plan amendments(a)	-	2,483
Actuarial gain	(509)	(416)
Benefits paid	(797)	(720)
Other	90	44
Balance at December 31(b)	$9,250	$9,701

(a)	Related to changes in retiree benefit plans resulting from collective bargaining agreements that extend through June 2007.
(b)	The APBO for the retiree health plans was $6,979 million and $7,514 million at year-end 2004 and 2003, respectively.

Increasing or decreasing the healthcare cost trend rates by 1.0 percentage point would have had an insignificant effect on the December 31, 2004, accumulated postretirement benefit obligation and the annual cost of retiree health plans. Our principal retiree benefit plans are collectively bargained and have provisions that limit our per capita costs.

Changes in the fair value of assets for retiree benefit plans follow.

FAIR VALUE OF ASSETS

(In millions)	2004	2003
Balance at January 1	$1,626	$1,426
Actual gain on plan assets	160	309
Employer contributions	626	565
Participant contributions	37	33
Benefits paid	(797)	(720)
Other	-	13
Balance at December 31	$1,652	$1,626

We expect to contribute approximately $710 million in 2005 to cover unfunded healthcare benefits.

Plan assets are held in trust, as follows:

PLAN ASSET ALLOCATION

	2004		2003
December 31	Target allocation	Actual allocation	Actual allocation
Equity securities	62-74%	71%	73%
Debt securities	20-26	19	20
Real estate	1-5	1	1
Other	3-9	9	6
Total		100%	100%

Plan fiduciaries set investment policies and strategies for the trust. Long-term strategic investment objectives include preserving the funded status of the trust and balancing risk and return. The plan fiduciaries oversee the investment allocation process, which

(80)

includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must be invested in securities rated A1/P1 or better. GE common stock represented 6.2% and 5.4% of trust assets at year-end 2004 and 2003, respectively, and is subject to a statutory limit when it reaches 10% of total trust assets.

Our recorded assets and liabilities for retiree benefit plans are as follows:

RETIREE BENEFIT ASSET (LIABILITY)

December 31 (In millions)	2004	2003
Funded status(a)	$(7,598)	$(8,075)
Unrecognized prior service cost	2,747	3,045
Unrecognized net actuarial loss	1,004	1,584
Net liability recognized	$(3,847)	$(3,446)
Amounts recorded in the Statement
of Financial Position:
Retiree life plans prepaid asset	$38	$81
Retiree health plans liability	(3,885)	(3,527)
Net liability recognized	$(3,847)	$(3,446)

(a)	Fair value of assets less APBO, as shown in the preceding tables.

Estimated future benefit payments are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS

(In millions)	2005	2006	2007	2008	2009	2010 2014	-
	$875	$850	$900	$850	$800	$3,600

Effective April 1, 2004, we included the effects of the U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 in our consolidated financial statements, reducing APBO by $583 million without a significant effect on our 2004 operations.

Note 6
Pension Benefits

We sponsor a number of pension plans. Principal pension plans, together with affiliate and certain other pension plans (other pension plans), detailed in this note represent about 99% of our total pension assets.

PRINCIPAL PENSION PLANS are the GE Pension Plan and the GE Supplementary Pension Plan.

The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining.

The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

OTHER PENSION PLANS in 2004 included 34 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.

(81)

PENSION PLAN PARTICIPANTS

(In thousands)	Principal pension plans	Other pension plans
Active employees	141	47
Vested former employees	174	35
Retirees and beneficiaries	205	22
Total	520	104

Details of the cost of our pension plans follow.

COST OF PENSION PLANS

	Total			Principal pension plans			Other pension plans
(In millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Expected return on plan assets	$(4,258)	$(4,245)	$(4,245)	$(3,958)	$(4,072)	$(4,084)	$(300)	$(173)	$(161)
Service cost for benefits earned	1,438	1,375	1,245	1,178	1,213	1,107	260	162	138
Interest cost on benefit obligation	2,516	2,390	2,288	2,199	2,180	2,116	317	210	172
Prior service cost	317	252	221	311	248	217	6	4	4
Net actuarial loss (gain) recognized	242	(544)	(905)	146	(609)	(912)	96	65	7
Total cost	$255	$(772)	$(1,396)	$(124)	$(1,040)	$(1,556)	$379	$268	$160

ACTUARIAL ASSUMPTIONS are described below. The discount rates at December 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

ACTUARIAL ASSUMPTIONS

	Principal pension plans				Other pension plans (weighted average)
December 31	2004	2003	2002	2001	2004	2003	2002	2001
Discount rate	5.75%	6.00%	6.75%	7.25%	5.28%	5.54%	5.87%	6.55%
Compensation increases	5.00	5.00	5.00	5.00	4.02	3.85	3.90	4.27
Expected return on assets	8.50	8.50	8.50	9.50	7.61	7.61	7.62	8.19

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in assets to which we apply that expected return.

We amortize experience gains and losses and effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We have not made contributions to the GE Pension Plan since 1987. We will not make any contributions to the GE Pension Plan in 2005; any GE contribution to that plan would require payment of excise taxes and would not be deductible for income tax purposes. In 2005, we expect to pay approximately $115 million for the GE Supplementary Pension Plan benefit payments and administrative expenses ($102 million in 2004), and expect to contribute approximately $340 million to other pension plans ($370 million in 2004).

BENEFIT OBLIGATIONS are described in the following table. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

(82)

PROJECTED BENEFIT OBLIGATION

	Principal pension plans		Other pension plans
(In millions)	2004	2003	2004	2003
Balance at January 1	$37,827	$33,266	$4,863	$3,475
Service cost for benefits earned	1,178	1,213	260	162
Interest cost on benefit obligations	2,199	2,180	317	210
Participant contributions	163	169	31	25
Plan amendments	-	654	15	2
Actuarial loss(a)	969	2,754	371	164
Benefits paid	(2,367)	(2,409)	(230)	(148)
Acquired plans	-	-	1,169	551
Exchange rate adjustments and other	-	-	448	422
Balance at December 31(b)	$39,969	$37,827	$7,244	$4,863

(a)	Principally associated with discount rate changes for principal pension plans.
(b)	The PBO for the GE Supplementary Pension Plan was $3.3 billion and $2.7 billion at year-end 2004 and 2003, respectively.

ABO balances for our pension plans follow.

ACCUMULATED BENEFIT OBLIGATION

December 31 (In millions)	2004	2003
GE Pension Plan	$35,296	$33,859
GE Supplementary Pension Plan	1,916	1,619
Other pension plans	6,434	4,422

Following is information about our pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets:

PLANS WITH ASSETS LESS THAN ABO

December 31 (In millions)	2004	2003
Funded plans with assets less than ABO:
Plan assets	$3,943	$2,640
Accumulated benefit obligations	5,075	3,460
Projected benefit obligations	5,825	3,852
Unfunded plans covered by book reserves:(a)
Accrued pension liability	2,948	2,456
Accumulated benefit obligations	2,628	2,201
Projected benefit obligations	4,001	3,330

(a)	Primarily related to the GE Supplementary Pension Plan.

(83)

Pension Plan Assets are described below.

FAIR VALUE OF ASSETS

	Principal pension plans		Other pension plans
(In millions)	2004	2003	2004	2003
Balance at January 1	$43,879	$37,811	$3,035	$2,064
Actual gain on plan assets	4,888	8,203	292	264
Employer contributions	102	105	370	183
Participant contributions	163	169	31	25
Benefits paid	(2,367)	(2,409)	(230)	(148)
Acquired plans	-	-	868	373
Exchange rate adjustments and other	-	-	286	274
Balance at December 31	$46,665	$43,879	$4,652	$3,035

Our pension plan assets are held in trust, as follows:

PLAN ASSET ALLOCATION

	Principal pension plans
	2004		2003
December 31	Target Allocation	Actual Allocation	Actual Allocation
Equity securities	51-63%	63%	60%
Debt securities	21-27	19	20
Real estate	4-8	6	7
Private equities	5-11	6	7
Other	3-7	6	6
Total		100%	100%

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust. Long-term strategic investment objectives include preserving the funded status of the trust and balancing risk and return. These plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

GE Pension Trust assets are invested subject to the following additional guidelines:

•	Short-term securities must be rated A1/P1 or better,

•	Real estate may not exceed 25% of total assets (6% of trust assets at December 31, 2004),

•	Investments in securities not freely tradable may not exceed 20% of total assets (11% of trust assets at December 31, 2004), and

•	GE stock is limited by statute when it reaches 10% of total trust assets (7.0% and 6.3% at the end of 2004 and 2003, respectively).

(84)

	Other pension plans (weighted average)
	2004		2003
December 31	Target Allocation	Actual Allocation	Actual Allocation

Equity securities	62%	65%	63%
Debt securities	30	27	32
Real estate	3	3	2
Other	5	5	3
Total		100%	100%

Our recorded assets and liabilities for pension plans are as follows:

PREPAID PENSION ASSET (LIABILITY)

	Principal pension plans		Other pension plans
December 31 (In millions)	2004	2003	2004	2003
Funded status(a)	$6,696	$6,052	$(2,592)	$(1,828)
Unrecognized prior service cost	1,260	1,571	45	36
Unrecognized net actuarial loss	7,481	7,588	1,662	1,184
Net amount recognized	$15,437	$15,211	$(885)	$(608)
Amounts recorded in the Statement of Financial Position:
Prepaid pension asset	$17,629	$17,038	$158	$20
Accrued pension obligation(b)	(2,192)	(1,827)	(2,061)	(1,040)
Intangible assets	-	-	57	49
Accumulated other comprehensive income	-	-	961	363
Net amount recognized	$15,437	$15,211	$(885)	$(608)

(a)	Fair value of assets less PBO, as shown in the preceding tables
(b)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

Estimated future benefit payments for our pension plans are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS

(In millions)	Principal pension plans	Other pension plans
2005	$2,350	$250
2006	2,400	250
2007	2,400	275
2008	2,500	275
2009	2,500	300
2010-2014	13,500	1,600

(85)

Note 7
Provision for Income Taxes (Restated)

(In millions)	2004	2003	2002
GE
Current tax expense	$2,148	$2,468	$2,833
Deferred tax expense (benefit) from temporary differences	(175)	389	1,004
	1,973	2,857	3,837
GECS
Current tax expense (benefit)	3,067	720	(1,488)
Deferred tax expense (benefit) from temporary differences	(1,379)	891	1,441
	1,688	1,611	(47)
CONSOLIDATED
Current tax expense	5,215	3,188	1,345
Deferred tax expense (benefit) from temporary differences	(1,554)	1,280	2,445
Total	$3,661	$4,468	$3,790

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of $1,839 million, $1,555 million and $137 million in 2004, 2003 and 2002, respectively, and amounts applicable to non-U.S. jurisdictions of $3,135 million, $1,304 million and $1,061 million in 2004, 2003 and 2002, respectively. Consolidated deferred taxes related to U.S. federal income taxes was income of $1,864 million in 2004 compared with expense of $811 million and $2,138 million in 2003 and 2002, respectively.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. See note 21 for details.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2004, were approximately $29 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

The American Jobs Creation Act of 2004 (the Act) allows U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25% rate of tax rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the Act. While GE continues to evaluate the Act, because the vast majority of our permanently reinvested non-U.S. earnings have been deployed in active business operations, and it is therefore unlikely that we will repatriate any material portion of our permanently reinvested non-U.S. earnings, no incremental tax provision effect has been recorded through December 31, 2004. If we were to repatriate up to $3,000 million of indefinitely reinvested earnings in 2005, incremental taxes would be provided at less than a 5% rate.

Consolidated U.S. income before taxes and the cumulative effect of accounting changes was $9.0 billion in 2004, $11.6 billion in 2003 and $12.0 billion in 2002. The corresponding amounts for non-U.S.-based operations were $11.5 billion in 2004, $8.7 billion in 2003 and $6.9 billion in 2002.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

(86)

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE

	Consolidated			GE			GECS
	2004	2003	2002	2004	2003	2002	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Inclusion of after-tax earnings of GECS
in before-tax earnings of GE	-	-	-	(15.6)	(15.0)	(8.6)	-	-	-
Tax-exempt income	(1.0)	(1.1)	(1.2)	-	-	-	(1.9)	(2.3)	(5.0)
Tax on global activities including exports	(12.2)	(8.8)	(10.6)	(5.7)	(4.3)	(5.2)	(14.1)	(10.3)	(22.1)
IRS settlements of Lockheed Martin tax-free
exchange/Puerto Rico subsidiary loss	(3.4)	-	-	(3.7)	-	-	-	-	-
All other-net	(0.5)	(3.1)	(3.2)	0.5	(0.4)	(1.0)	(2.2)	(5.6)	(8.9)
	(17.1)	(13.0)	(15.0)	(24.5)	(19.7)	(14.8)	(18.2)	(18.2)	(36.0)
Actual income tax rate	17.9%	22.0%	20.0%	10.5%	15.3%	20.2%	16.8%	16.8%	(1.0)%

Note 8
Earnings Per Share Information (Restated)

	2004		2003		2002
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
CONSOLIDATED OPERATIONS
Earnings before accounting changes	$16,819	$16,819	$15,823	$15,823	$15,182	$15,182
Adjustments to earnings before accounting changes(a)	(1)	-	1	-	13	-
Earnings before accounting changes for per-share calculation	16,818	16,819	15,824	15,823	15,195	15,182
Cumulative effect of accounting changes	-	-	(587)	(587)	(1,015)	(1,015)
Net earnings available for per-share calculation	$16,818	$16,819	$15,237	$15,236	$14,180	$14,167
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding	10,400	10,400	10,019	10,019	9,947	9,947
Employee compensation-related shares, including stock options	45	-	56	-	81	-
Total average equivalent shares	10,445	10,400	10,075	10,019	10,028	9,947
PER-SHARE AMOUNTS
Earnings before accounting changes	$1.61	$1.62	$1.57	$1.58	$1.51	$1.52
Cumulative effect of accounting changes	-	-	(0.06)	(0.06)	(0.10)	(0.10)
Net earnings per share	$1.61	$1.62	$1.51	$1.52	$1.41	$1.42

(a) Included dividend equivalents and dilutive effects of subsidiary-issued stock-based awards.

(87)

Note 9
Investment Securities

	2004							2003
December 31 (In millions)	Amortized Cost		Gross unrealized gains		Gross unrealized losses	Estimated fair value		Amortized Cost		Gross unrealized gains		Gross unrealized losses	Estimated fair value
GE
Available-for-sale securities
Debt - U.S. corporate	$350		$-		$-	$350		$350		$-		$(28)	$322
Equity	58		8		(3)	63		42		18		(2)	58
GE securities	408		8		(3)	413		392		18		(30)	380
GECS
Available-for-sale securities
Debt:
U.S. corporate	51,739		2,921		(565)	54,095		52,299		2,558		(684)	54,173
State and municipal	12,779		337		(35)	13,081		12,707		382		(23)	13,066
Mortgage-backed	15,314		235		(75)	15,474		13,441		271		(93)	13,619
Asset-backed	11,584		291		(52)	11,823		12,503		250		(84)	12,669
Corporate - non-U.S.	17,431		788		(45)	18,174		14,720		557		(89)	15,188
Government - non-U.S.	9,722		274		(27)	9,969		8,558		169		(65)	8,662
U.S. government and federal agency	1,448		84		(3)	1,529		1,616		58		(19)	1,655
Equity	2,059		413		(25)	2,447		2,526		393		(117)	2,802
Trading securities	(a	)	(a	)	(a )	8,560		(a	)	(a	)	(a )	7,055
GECS securities	122,076		5,343		(827)	135,152	(b)	118,370		4,638		(1,174)	128,889	(b)
ELIMINATIONS	(17)		(12)		-	(29)		-		-		-	-
Total	$122,467		$5,339		$(830)	$135,536		$118,762		$4,656		$(1,204)	$129,269

(a)	Not applicable.
(b)	Included $1,147 million in 2004 and $1,566 million in 2003 of debt securities related to consolidated, liquidating securitization entities.

Investment securities included in our general account portfolio above and designated as trading represent actively managed debt and equity securities of certain non-U.S. insurance contractholders who retain the related risks and rewards, except in the event of our bankruptcy or liquidation. Changes in unrealized gains and losses on these securities are recognized currently in earnings. During 2004, the net gain on investment securities classified as trading and included in earnings was $293 million.

A substantial portion of our mortgage-backed securities are collateralized by U.S. residential mortgages.

(88)

Following are estimated fair value of, and gross unrealized losses on, our available-for-sale investment securities.

	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
2004
Debt:
U.S. corporate	$8,092	$(212)	$2,347	$(353)
State and municipal	3,603	(33)	63	(2)
Mortgage-backed	5,572	(55)	563	(20)
Asset-backed	2,501	(20)	485	(32)
Corporate-non-U.S.	4,235	(26)	822	(19)
Government-non-U.S.	1,370	(10)	1,142	(17)
U.S. government and federal agency	237	(2)	43	(1)
Equity	253	(20)	71	(8)
Total	$25,863	$(378)	$5,536	$(452)
2003
Debt:
U.S. corporate	$7,915	$(255)	$2,360	$(457)
State and municipal	1,620	(23)	2	-
Mortgage-backed	4,299	(86)	135	(7)
Asset-backed	2,279	(26)	1,523	(58)
Corporate-non-U.S.	2,925	(71)	123	(18)
Government-non-U.S.	3,317	(60)	24	(5)
U.S. government and federal agency	256	(19)	-	-
Equity	402	(81)	105	(38)
Total	$23,013	$(621)	$4,272	$(583)

Securities in an unrealized loss position for 12 months or more at December 31, 2004 and 2003, included investment securities collateralized by commercial aircraft, primarily Enhanced Equipment Trust Certificates, with unrealized losses of $291 million and $355 million, respectively, and estimated fair values of $941 million and $1,072 million, respectively. We review all of our investment securities routinely for other than temporary impairment as described on page 74. In accordance with that policy, we provide for all amounts that we do not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values. For our securities collateralized by commercial aircraft, that review includes our best estimates of the securities’ cash flows, underlying collateral values, and assessment of whether the borrower is in compliance with terms and conditions. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to commercial airline industry difficulties. We do not anticipate changes in the timing and amount of estimated cash flows and we expect full recovery of our amortized cost. Should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at December 31, 2004.

CONTRACTUAL MATURITIES OF GECS INVESTMENT IN AVAILABLE- FOR-SALE DEBT SECURITIES (EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value
Due in
2005	$7,802	$7,906
2006-2009	22,305	22,593
2010-2014	26,947	27,639
2015 and later	36,065	38,710

(89)

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2004	2003	2002
GE
Gains	$15	$3	$-
Losses, including impairments	-	(38)	(76)
Net	15	(35)	(76)
GECS
Gains	749	1,322	1,578
Losses, including impairments	(342)	(914)	(1,277)
Net	407	408	301
Total	$422	$373	$225

Proceeds from available-for-sale securities sales amounted to $27,100 million, $36,600 million and $46,400 million in 2004, 2003 and 2002, respectively.

Note 10
GE Current Receivables

December 31 (In millions)	2004	2003
Advanced Materials	$875	$927
Consumer & Industrial	1,031	1,111
Energy	3,788	3,788
Healthcare	2,862	2,024
Infrastructure	466	400
NBC Universal	4,067	938
Transportation	1,981	1,993
Corporate items and eliminations	201	278
	15,271	11,459
Less allowance for losses	(738)	(486)
Total	$14,533	$10,973

Receivables balances at December 31, 2004 and 2003, before allowance for losses, included $10,182 million and $6,746 million, respectively, from sales of goods and services to customers, and $246 million and $226 million, respectively, from transactions with associated companies.

Current receivables of $435 million and $444 million at December 31, 2004 and 2003, respectively, arose from sales, principally of aircraft engine goods and services, on open account to various agencies of the U.S. government, our largest single customer. About 4% of our sales of goods and services were to the U.S. government in 2004, 2003 and 2002.

(90)

Note 11
Inventories

December 31 (In millions)	2004	2003
GE
Raw materials and work in process	$5,042	$4,530
Finished goods	4,806	4,376
Unbilled shipments	402	281
	10,250	9,187
Less revaluation to LIFO	(661)	(632)
	9,589	8,555
GECS
Finished goods	189	197
Total	$9,778	$8,752

As of December 31, 2004, we were obligated to acquire certain raw materials at market prices through the year 2023 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

Note 12
GECS Financing Receivables (investments in time sales, loans and financing leases) (Restated)

December 31 (In millions)	2004	2003
Time sales and loans, net of deferred income	$220,593	$189,050
Investment in financing leases, net of deferred income	67,754	65,320
	288,347	254,370
Less allowance for losses (note 13)	(5,648)	(6,256)
Financing receivables-net	$282,699	$248,114

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

December 31 (In millions)	2004	2003
Time sales and loans, net of deferred income	$20,728	$18,258
Investment in financing leases, net of deferred income	2,125	3,827
	22,853	22,085
Less allowance for losses	(5)	-
Financing receivables-net	$22,848	$22,085

(91)

Details by segment follow.

December 31 (In millions)	2004	2003
COMMERCIAL FINANCE
Equipment	$74,970	$68,085
Commercial and industrial	36,443	35,035
Real estate	20,470	20,171
Commercial aircraft	13,562	12,424
	145,445	135,715
CONSUMER FINANCE
Non-U.S. residential mortgages	42,201	19,593
Non-U.S. installment and revolving credit	33,889	31,954
Non-U.S. auto	23,517	20,729
U.S. installment and revolving credit	21,385	16,545
Other	6,771	5,856
	127,763	94,677
EQUIPMENT & OTHER SERVICES	15,139	23,978
	288,347	254,370
Less allowance for losses	(5,648)	(6,256)
Total	$282,699	$248,114

GECS financing receivables include both time sales and loans and financing leases. Time sales and loans represent transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges.

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

(92)

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases		Leveraged leases
December 31 (In millions)	2004	2003	2004	2003	2004	2003
Total minimum lease payments receivable	$91,840	$91,592	$63,733	$62,121	$28,107	$29,471
Less principal and interest on third-party
nonrecourse debt	(20,992)	(22,144)	-	-	(20,992)	(22,144)
Net rentals receivable	70,848	69,448	63,733	62,121	7,115	7,327
Estimated unguaranteed residual
value of leased assets	10,323	9,747	6,898	6,072	3,425	3,675
Less deferred income	(13,417)	(13,875)	(9,966)	(10,099)	(3,451)	(3,776)
Investment in financing leases, net
of deferred income	67,754	65,320	60,665	58,094	7,089	7,226
Less amounts to arrive at net investment
Allowance for losses	(1,090)	(830)	(903)	(734)	(187)	(96)
Deferred taxes	(9,767)	(10,250)	(5,099)	(5,793)	(4,668)	(4,457)
Net investment in financing leases	$56,897	$54,240	$54,663	$51,567	$2,234	$2,673

CONTRACTUAL MATURITIES

(In millions)	Total time sales and loans	Net rentals receivable
Due in
2005	$66,085	$17,767
2006	31,394	14,595
2007	25,461	10,900
2008	13,770	7,908
2009	13,796	5,097
2010 and later	70,087	14,581
Total	$220,593	$70,848

We expect actual maturities to differ from contractual maturities.

Individually “impaired” loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2004	2003
Loans requiring allowance for losses	$1,689	$1,062
Loans expected to be fully recoverable	520	1,430
	$2,209	$2,492
Allowance for losses	$749	$434
Average investment during year	2,403	2,318
Interest income earned while impaired(a)	26	33

(a) Recognized principally on cash basis.

(93)

Note 13
GECS Allowance for Losses on Financing Receivables

(In millions)	2004	2003	2002
BALANCE AT JANUARY 1
Commercial Finance	$2,244	$2,664	$2,532
Consumer Finance	3,984	2,782	2,173
Equipment & Other Services	28	54	87
	6,256	5,500	4,792
PROVISION CHARGED TO OPERATIONS
Commercial Finance	651	887	1,110
Consumer Finance	3,219	2,808	1,950
Equipment & Other Services	18	57	24
	3,888	3,752	3,084
OTHER ADDITIONS (REDUCTIONS)(a)	(74)	679	704
GROSS WRITE-OFFS
Commercial Finance	(954)	(1,321)	(1,262)
Consumer Finance(b)	(4,423)	(3,114)	(2,383)
Equipment & Other Services	(75)	(88)	(77)
	(5,452)	(4,523)	(3,722)
RECOVERIES
Commercial Finance	163	126	95
Consumer Finance	846	710	534
Equipment & Other Services	21	12	13
	1,030	848	642
BALANCE AT DECEMBER 31
Commercial Finance	2,140	2,244	2,664
Consumer Finance	3,473	3,984	2,782
Equipment & Other Services	35	28	54
Balance at December 31	$5,648	$6,256	$5,500

(a)
Other additions (reductions) primarily included the effects of acquisitions, securitization activity and the effects of exchange rates. These additions (reductions) included $314 million, $480 million and $487 million related to acquisitions and $(461) million, $(335) million and $(80) million related to securitization activity in 2004, 2003 and 2002, respectively.

(b)	Included $889 million in 2004 related to the standardization of our write-off policy.

See note 12 for amounts related to consolidated, liquidating securitization entities.

(94)

SELECTED FINANCING RECEIVABLES RATIOS

December 31	2004	2003
ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AS A PERCENTAGE OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.47%	1.65%
Consumer Finance(a)	2.72	4.21
Equipment & Other Services	0.23	0.12
Total	1.96	2.46
NONEARNING AND REDUCED EARNING FINANCING RECEIVABLES AS A PERCENTAGE OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.1%	1.3%
Consumer Finance(a)	2.0	2.6
Equipment & Other Services	1.2	0.6
Total	1.5	1.7

(a)
The standardization of our write-off policy in 2004 reduced the allowance for losses on financing receivables as a percentage of total financing receivables by 74 basis points, and nonearning and reduced earning financing receivables as a percentage of total financing receivables by 57 basis points.

Note 14
GECS Insurance Receivables

December 31 (In millions)	2004	2003
Reinsurance recoverables	$11,509	$12,067
Commercial mortgage loans	6,993	6,648
Premiums receivable	4,479	4,510
Policy loans	1,378	1,245
Funds on deposit with reinsurers	590	623
Other	1,240	2,669
Allowance for losses	(218)	(221)
Total(a)	$25,971	$27,541

(a)	Included $342 million in 2004 and $484 million in 2003 related to consolidated, liquidating securitization entities.

(95)

Note 15
Property, Plant and Equipment

December 31 (Dollars in millions)	Estimate useful lives-new (years)	(a)	2004	2003
ORIGINAL COST
GE
Land and improvements	8	(a)	$1,274	$861
Buildings, structures and related equipment	8-40		9,168	8,369
Machinery and equipment	4-20		25,775	24,184
Leasehold costs and manufacturing plant under construction	1-10		2,930	2,228
			39,147	35,642
GECS(b)
Buildings and equipment	1-40		6,167	4,792
Equipment leased to others
Aircraft	20		26,837	23,069
Vehicles	4-14		23,056	16,600
Railroad rolling stock	9-30		3,390	3,356
Mobile and modular space	12-20		2,965	3,164
Construction and manufacturing	3-25		1,772	1,563
All other	3-33		3,021	3,026
			67,208	55,570
Total			$106,355	$91,212
NET CARRYING VALUE
GE
Land and improvements			$1,176	$814
Buildings, structures and related equipment			3,956	4,332
Machinery and equipment			8,955	7,547
Leasehold costs and manufacturing plant under construction			2,669	1,873
			16,756	14,566
GECS(b)
Buildings and equipment			3,526	2,827
Equipment leased to others
Aircraft(c)			21,991	19,097
Vehicles			14,062	9,745
Railroad rolling stock			2,193	2,220
Mobile and modular space			1,636	1,814
Construction and manufacturing			1,157	1,121
All other			2,013	1,998
			46,578	38,822
Total			$63,334	$53,388

(a)	Estimated useful lives exclude land.
(b)	Included $2.2 billion and $2.1 billion of original cost of assets leased to GE with accumulated amortization of $0.4 billion and $0.3 billion at December 31, 2004 and 2003, respectively.
(c)
Commercial Finance recognized impairment losses of $0.1 billion in 2004 and $0.2 billion in 2003 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

(96)

Amortization of GECS equipment leased to others was $5,365 million, $4,224 million and $3,919 million in 2004, 2003 and 2002, respectively. Noncancelable future rentals due from customers for equipment on operating leases at December 31, 2004, are due as follows:

(In millions)
Due in
2005	$7,001
2006	5,537
2007	4,155
2008	2,971
2009	2,056
2010 and later	6,272
Total	$27,992

Note 16
Intangible Assets

December 31 (In millions)	2004	2003
GE
Goodwill	$45,775	$26,242
Capitalized software	1,894	1,678
Other intangibles	7,051	2,284
	54,720	30,204
GECS
Goodwill	25,416	21,527
Present value of future profits (PVFP)	1,426	1,562
Capitalized software	758	800
Other intangibles	920	932
	28,520	24,821
Total	$83,240	$55,025

GE intangible assets were net of accumulated amortization of $6,098 million in 2004 and $5,759 million in 2003. GECS intangible assets were net of accumulated amortization of $10,876 million in 2004 and $10,292 million in 2003.

(97)

Changes in goodwill balances, net of accumulated amortization, follow.

	2004					2003
(In millions)	Balance January 1	Acquisitions/ purchase accounting adjustments	Inter-segment transfers	Currency exchange and other	Balance December 31	Balance January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance December 31
Advanced Materials	$2,810	$(6)	$-	$46	$2,850	$2,077	$720	$13	$2,810
Commercial Finance	8,736	938	523	74	10,271	8,469	183	84	8,736
Consumer Finance	7,779	1,275	384	422	9,860	5,562	1,294	923	7,779
Consumer & Industrial	795	-	-	(16)	779	720	15	60	795
Energy	4,212	200	-	144	4,556	3,374	450	388	4,212
Equipment & Other Services	920	(11)	(523)	1,073 (a)	1,459	887	29	4	920
Healthcare	4,766	8,422	-	71	13,259	2,898	1,846	22	4,766
Infrastructure	3,725	633	-	56	4,414	3,192	365	168	3,725
Insurance	4,092	10	(384)	108	3,826	4,176	12	(96)	4,092
NBC Universal	6,730	9,944	-	(2)	16,672	5,223	1,507	-	6,730
Transportation	3,204	53	-	(12)	3,245	2,842	354	8	3,204
Total	$47,769	$21,458	$-	$1,964	$71,191	$39,420	$6,775	$1,574	$47,769

(a)	Included $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

The amount of goodwill related to new acquisitions during 2004 was $20,958 million, the largest of which were the combination of NBC and Vivendi Universal Entertainment LLLP (VUE) and the acquisitions of Amersham by Healthcare and InVision Technologies, Inc. ($618 million) by Infrastructure.

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2004 was $500 million, primarily associated with the 2003 acquisition of Instrumentarium at Healthcare and Allbank and First National Bank at Consumer Finance.

The amount of goodwill related to new acquisitions recorded during 2003 was $6,602 million, the largest of which were Instrumentarium ($1,754 million) by Healthcare, Bravo ($1,473 million) by NBC Universal and First National Bank ($680 million) by Consumer Finance.

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2003 was $173 million, primarily associated with the 2002 acquisitions of several businesses at Infrastructure, Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance.

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(98)

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net
2004
Patents, licenses and other	$6,366	$(1,131)	$5,235
Capitalized software	5,466	(2,814)	2,652
PVFP	3,382	(1,956)	1,426
Servicing assets and all other	4,739	(4,037)	702
Total	$19,953	$(9,938)	$10,015
2003
Patents, licenses and other	$2,685	$(806)	$1,879
Capitalized software	4,911	(2,433)	2,478
PVFP	3,348	(1,786)	1,562
Servicing assets and all other	4,634	(3,809)	825
Total	$15,578	$(8,834)	$6,744

Indefinite-lived intangible assets were $2,034 million and $512 million at December 31, 2004 and 2003, respectively, and principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Consolidated amortization expense related to intangible assets, subject to amortization, for 2004 and 2003 was $1,656 million and $1,497 million, respectively.

Changes in PVFP balances follow.

(In millions)	2004	2003
Balance at January 1	$1,562	$2,457
Acquisitions	-	46
Dispositions	-	(658)
Accrued interest(a)	90	113
Amortization	(221)	(351)
Other	(5)	(45)
Balance at December 31	$1,426	$1,562

(a)	Interest was accrued at a rate of 6.3% and 4.3% for 2004 and 2003, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in 2004 or 2003.

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009
8.9%	8.3%	7.2%	6.3%	5.3%

(99)

SIGNIFICANT ACQUISITIONS AND COMBINATIONS

In April 2004, we acquired all of the outstanding common shares of Amersham plc, a world leader in medical diagnostics and life sciences. The total purchase price of $11,279 million included 341.7 million shares of GE common stock valued at $10,674 million, cash of $150 million and assumed debt of $455 million. Preliminary allocation of the purchase price assigned $8,217 million to goodwill, $2,704 million to identified intangible assets that will be amortized over periods ranging from five to 25 years, $158 million to acquired inventories and $99 million to acquired in-process research and development projects charged to operations in the second quarter of 2004.

In May 2004, we completed the combination of NBC with VUE and certain related assets to create one of the world’s leading media companies, NBC Universal, Inc. (NBC Universal). Twenty percent of NBC Universal’s shares were issued to a subsidiary of Vivendi Universal (VU) as partial consideration for VU’s interest in VUE and the related assets. NBC’s acquired interest in VUE and the related assets was valued at $14,429 million, for which we exchanged the NBC Universal shares, paid cash to certain VUE interest holders of $3,650 million and assumed debt of $2,498 million. In March 2004, we issued 119.4 million shares of our common stock for net cash proceeds of $3,765 million, and we used most of those proceeds to fund the $3,650 million we paid in this transaction. The preliminary allocation of our acquired interest assigned $9,944 million to goodwill, $1,516 million to indefinite-lived intangibles and $310 million to identified intangible assets that will be amortized over periods ranging from two to 20 years. As a result of issuing the NBC Universal shares, we essentially disposed of 20% of NBC, and therefore recorded an increase in shareowners’ equity of $2,153 million, net of taxes of $1,439 million. The holders of 5.44% of the VUE common interests did not participate in the transaction and remained a minority interest holder of VUE at December 31, 2004. This minority interest holder also owns a $758 million preferred interest in VUE that is mandatorily redeemable for cash in 2022. The present value of that obligation is reported in the caption “All other liabilities” in the Statement of Financial Position, while U.S. Treasury securities held by VUE in approximately the same amount and designated to repay this obligation are included in the caption “All other assets” in the Statement of Financial Position.

(100)

Note 17
All Other Assets

December 31 (In millions)	2004 (Restated)	2003 (Restated)
GE
Investments
Associated companies(a)	$1,830	$1,348
Other(b)	3,974	1,228
	5,804	2,576
Prepaid pension asset - principal plans	17,629	17,038
Contract costs and estimated earnings	4,089	3,634
Film and television costs	3,441	1,582
Long-term receivables, including notes	2,821	1,932
Derivative instruments(c)	628	454
Other	3,711	3,232
	38,123	30,448
GECS
Investments
Associated companies(a)	11,048	13,218
Real estate(d)	19,190	15,573
Assets held for sale(e)	6,501	1,856
Securities lending transactions	3,202	3,026
Other(f)	6,699	6,263
	46,640	39,936
Separate accounts	8,959	8,316
Deferred acquisition costs	8,180	7,879
Derivative instruments(c)	3,038	1,888
Other	6,077	5,092
	72,894	63,111
ELIMINATIONS	(1,138)	(963)
Total(g)	$109,879	$92,596

(a)	Included advances to associated companies, which are non-controlled, non-consolidated equity investments.
(b)
Included cost method investments of $1,780 million in 2004, of which the fair value and unrealized loss of those in a continuous loss position for less than 12 months was $373 million and $34 million, respectively. Cost method investments were each evaluated for impairment. Also included available-for-sale securities of $1,200 million in 2004, of which the unrealized loss of those in a continuous unrealized loss position for less than 12 months was $111 million.

(c)
Amounts are stated at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We discuss types of derivative instruments and how we use them in note 28.

(d)
GECS investment in real estate consists principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2004: office buildings (46%), apartment buildings (16%), self storage facilities (11%), retail facilities (10%), industrial properties (6%), parking facilities (5%), franchise properties (3%) and other (3%). At December 31, 2004, investments were located in Europe (45%), North America (41%) and Asia (14%).

(e)	These assets held for sale were accounted for at the lower of carrying amount or each asset’s estimated fair value less costs to sell.
(f)
Included cost method investments of $2,626 million in 2004, of which the fair value and unrealized loss of those in a continuous loss position for less than 12 months was $111 million and $31 million, respectively. The fair value and unrealized loss of those in a continuous loss position for 12 months or more was $56 million and $42 million, respectively. Cost method investments were each evaluated for impairment.

(g)	Included $2,408 million in 2004 and $2,352 million in 2003 related to consolidated, liquidating securitization entities.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 19.

(101)

Note 18
Borrowings (Restated)

SHORT-TERM BORROWINGS

	2004		2003
December 31 (Dollars in millions)	Amount	Average rate(a)	Amount	Average rate(a)
GE
Commercial paper
U.S.	$-	-%	$1,149	1.08%
Non-U.S.	131	2.52	340	2.72
Payable to banks, principally non-U.S	272	3.34	388	4.89
Current portion of long-term debt	2,698	2.33	392	2.58
Other	308		286
	3,409		2,555
GECS
Commercial paper
U.S.
Unsecured	62,694	2.24	65,536	1.11
Asset-backed(b)	13,842	2.17	21,998	1.12
Non-U.S.	20,835	2.96	15,062	2.93
Current portion of long-term debt(c)	37,530	4.22	38,338	3.37
Other	19,890		14,505
	154,791		155,439
ELIMINATIONS	(506)		(626)
Total	$157,694		$157,368

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 29.
(c)	Included short-term borrowings by consolidated, liquidating securitization entities of $756 million and $482 million at December 31, 2004 and 2003, respectively.

(102)

LONG-TERM BORROWINGS

December 31 (Dollars in millions)	2004 Average rate(a)	Maturities	2004	2003
GE
Senior notes	5.00%	2013	$4,984	$7,483
Industrial development/pollution control bonds	2.28	2006-2027	307	331
Payable to banks, principally U.S.(b)	3.42	2006-2018	1,927	212
Other(c)			407	362
			7,625	8,388
GECS
Senior notes
Unsecured	3.87	2006-2055	179,692	148,701
Asset-backed(d)	4.15	2006-2035	10,939	1,948
Extendible notes(e)	2.40	2007-2009	14,258	12,591
Subordinated notes(f)	7.44	2006-2035	1,119	1,262
			206,008	164,502
ELIMINATIONS			(963)	(924)
Total			$212,670	$171,966

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	Included $1,670 million of debt resulting from the VUE transaction.
(c)	A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.
(d)
Asset-backed senior notes are all issued by consolidated, liquidating securitization entities as discussed in note 29. The amount related to Australian Financial Investments Group (AFIG), a 2004 acquisition, was $9,769 million.

(e)	Included obligations of consolidated, liquidating securitization entities in the amount of $267 million and $362 million at December 31, 2004 and 2003, respectively.
(f)	At year-end 2004 and 2003, $1.0 billion of subordinated notes were guaranteed by GE.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 28.

LIQUIDITY is affected by debt maturities and our ability to repay or refinance such debt. Restated long-term debt maturities over the next five years follow.

(In millions)	2005		2006		2007	2008	2009
GE	$2,698		$150		$1,858	$26	$20
GECS	37,530	(a)	53,960	(b)	28,958	20,864	26,528

(a)
Floating rate extendible notes of $244 million are due in 2005, but are extendible at the investors’ option to a final maturity in 2008. Floating rate notes of $482 million contain put options with exercise dates in 2005, but have final maturity dates greater than 2010.

(b)	Floating rate extendible notes of $14.0 billion are due in 2006, but are extendible at the investors’ option to a final maturity in 2007 ($12.0 billion) and 2009 ($2.0 billion).

Committed credit lines totaling $57.3 billion had been extended to us by 83 banks at year-end 2004. Included in this amount was $47.4 billion provided directly to GECS and $9.9 billion provided by 21 banks to GE, to which GECS also has access. The GECS lines include $19.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $38.1 billion are 364-day lines of which $37.6 billion contain a term-out feature that allows GECS to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

(103)

INTEREST RATE AND CURRENCY RISK is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives. The following table shows GECS borrowing positions considering the effects of currency and interest rate swaps.

GECS EFFECTIVE BORROWINGS (INCLUDING SWAPS)

	2004		2003
December 31 (Dollars in millions)	Amount	Average rate	Amount
Short-term(a)	$91,253	2.52%	$88,499
Long-term (including current portion)
Fixed rate(b)	$157,703	4.58%	$137,901
Floating rate	111,843	3.12	93,541
Total long-term	$269,546		$231,442
(a)	Included commercial paper and other short-term debt.
(b)
Included fixed-rate borrowings and $24.1 billion ($28.2 billion in 2003) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest

At December 31, 2004, interest rate swap maturities ranged from 2005 to 2048, including swap maturities for hedges of commercial paper that ranged from 2005 to 2024. The use of commercial paper swaps allows us to match our actual asset profile more efficiently and provides more flexibility as it does not depend on investor demand for particular maturities.

Note 19
GECS Insurance Liabilities, Reserves and Annuity Benefits

December 31 (In millions)	2004	2003
Investment contracts and universal life benefits	$63,136	$63,787
Life insurance benefits(a)	31,660	28,040
Unpaid claims and claims adjustment expenses(b)	30,288	29,176
Unearned premiums	6,859	7,109
Separate accounts (see note 17)	8,959	8,316
Total	$140,902	$136,428

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 2.0% to 8.5% in 2004 and 1.2% to 8.5% in 2003.
(b)
Principally property and casualty reserves amounting to $25.0 billion and $24.9 billion at December 31, 2004 and 2003, respectively. Included amounts for both reported and IBNR claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Insurance losses and policyholder and annuity benefits.” Reinsurance recoveries were $1,369 million, $1,781 million and $2,234 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental and asbestos exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims, principally because of significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

(104)

A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines, follows.

(In millions)	2004	2003	2002
Balance at January 1 - gross	$29,176	$30,571	$27,233
Less reinsurance recoverables	(8,313)	(9,646)	(9,400)
Balance at January 1-net	20,863	20,925	17,833
Claims and expenses incurred
Current year	8,641	9,002	9,505
Prior years	1,098	740	3,188
Claims and expenses paid
Current year	(1,985)	(2,565)	(3,173)
Prior years	(6,967)	(7,079)	(6,918)
Other(a)	1,110	(160)	490
Balance at December 31 - net	22,760	20,863	20,925
Add reinsurance recoverables	7,528	8,313	9,646
Balance at December 31 - gross	$30,288	$29,176	$30,571

(a)	Included $633 million in 2004 related to the adoption of FIN 46R.

Claims and expenses incurred - prior years represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Adverse development, which amounted to 5%, 4% and 18% of beginning of year loss reserves in 2004, 2003 and 2002, respectively, was primarily encountered at GE Insurance Solutions.

Reported claims activity at GE Insurance Solutions related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has continued to develop adversely to previous expectations. More specifically, reported claims activity for these underwriting years accelerated dramatically in 2002, affecting much of our liability-related product exposures, including hospital medical malpractice, product liability, professional liability, umbrella liability, workers compensation, individual liability and asbestos. In response to these data, we adjusted our best estimate of ultimate losses to be higher in the range of what were viewed as reasonably possible loss scenarios at that time, increasing recorded reserves by $2.5 billion in the fourth quarter of 2002, for a total of $3.5 billion adverse development at GE Insurance Solutions for the year.

For a majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts. However, for certain lines - principally medical malpractice, product liability and certain director and officer related coverage - the reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels, recording adverse development of $0.9 billion in 2003.

In 2004, as part of our comprehensive annual assessment of recorded claim-related liabilities, we observed that reported claims activity in certain product lines, substantially related to the 1997 through 2001 underwriting years, continued to exceed previously established loss expectations. The more significant lines of business affected were workers compensation, hospital and professional liability, and asbestos and environmental exposures. Incorporating this updated information into our reserving process led to an increase in ultimate loss projections and corresponding reserve levels by $1.1 billion for the year. We will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions - either to increase or decrease reserves - as our estimates continue to mature.

Our mortgage insurance business experienced favorable development during the three-year period, primarily reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

(105)

Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)	2004	2003
Guarantees, principally on municipal bonds	$1,190	$1,190
Mortgage insurance risk in force	194,600	146,627
Credit life insurance risk in force	29,906	25,728
Less reinsurance	(2,397)	(2,207)
Total	$223,299	$171,338

Certain insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds. Other insurance affiliates provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

Note 20
All Other Liabilities

This caption includes year-end 2004 and 2003 accruals for noncurrent compensation and benefits of $12,606 million and $10,380 million, respectively, and asset retirement obligations amounting to $791 million and $374 million, respectively. During 2004, we recorded asset retirement obligations of $381 million as a result of our acquisition of Amersham, accretion expense of $26 million and other adjustments of $10 million. Also included in this caption are amounts for deferred income, derivative instruments, interest on tax liabilities, product warranties, mandatorily redeemable preferred interest in VUE (see note 16), accrued participations and residuals and a variety of sundry items.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop a meaningful estimate of the reasonably possible aggregate environmental remediation exposure. However, even in the unlikely event that remediation costs amounted to the high end of the range of costs for each site, the resulting additional liability would not be material to our financial position, results of operations or liquidity.

Note 21
Deferred Income Taxes

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2004 (Restated)	2003 (Restated)
ASSETS
GE	$9,464	$7,594
GECS	8,580	9,932
	18,044	17,526
LIABILITIES
GE	13,080	9,505
GECS	19,733	20,961
	32,813	30,466
Net deferred income tax liability	$14,769	$12,940

(106)

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2004 (Restated)	2003 (Restated)
GE
Provisions for expenses(a)	$(5,833)	$(4,723)
Retiree insurance plans	(1,346)	(1,206)
Prepaid pension asset - principal plans	6,170	5,963
Depreciation	2,029	1,714
Other - net	2,596	163
	3,616	1,911
GECS
Financing leases	9,767	10,250
Operating leases	3,716	3,523
Deferred acquisition costs	1,567	1,501
Allowance for losses	(2,208)	(2,036)
Insurance reserves	(1,184)	(1,109)
Cash flow hedges	(909)	(947)
AMT credit carryforward	(203)	(351)
Other - net	607	198
	11,153	11,029
Net deferred income tax liability	$14,769	$12,940

(a)
Represents the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

Note 22
Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by GE Capital and by affiliates of GE Capital. The balance is summarized as follows:

December 31 (In millions)	2004	2003
Minority interest in consolidated affiliates
NBC Universal(a)	$6,529	$-
Genworth Financial, Inc.(b)	3,778	-
Others(c)	2,158	1,753
Minority interest in preferred stock(d)
GE Capital	2,600	2,600
GE Capital affiliates	1,318	1,841
Total	$16,383	$6,194

(a)	Resulted from the combination of NBC and VUE. See note 16.
(b)	Resulted from the sale of approximately 30% of the common shares of our previously wholly-owned subsidiary.
(c)	Included minority interest in consolidated, liquidating securitization entities, partnerships and common shares of consolidated affiliates.
(d)
The preferred stock primarily pays cumulative dividends at variable rates. Dividend rates in local currency on the preferred stock ranged from 0.99% to 5.46% during 2004 and 0.91% to 5.65% during 2003.

Our minority interest in VUE reflects $1,582 million for shares of cumulative redeemable preferred interests (VUE preferred) held by IAC/InterActiveCorp (IAC) at December 31, 2004. VUE preferred pays dividends of 5%, with cash of 3.6% and the remaining 1.4% in kind. VUE holds IAC securities, with a fair value of $1,564 million, that may be used to redeem the VUE preferred in 2022. After redemption, any remaining IAC securities are for the exclusive benefit of VU. We have designated this entire position as a hedge of the disposition of the IAC shares.

(107)

Note 23
Restricted Net Assets of GECS Affiliates

Certain GECS consolidated affiliates are restricted from remitting certain funds to GECS in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At December 31, 2004 and 2003, net assets of regulated GECS affiliates amounted to $60.4 billion and $46.7 billion, respectively, of which $41.4 billion and $37.0 billion, respectively, was restricted.

At December 31, 2004 and 2003, the aggregate statutory capital and surplus of the insurance businesses totaled $19.4 billion and $15.9 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Note 24
Shareowners’ Equity

(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)
TOTAL EQUITY
Balance at December 31	$110,821	$79,631	$64,079
COMMON STOCK ISSUED	$669	$669	$669
ACCUMULATED NONOWNER CHANGES OTHER THAN EARNINGS
Balance at January 1	$2,876	$(2,960)	$(4,254)
Investment securities - net of deferred taxes of $503, $590 and $847	677	960	1,630
Currency translation adjustments - net of deferred taxes of $(1,314), $(1,409) and $17	3,936	5,057	995
Cash flow hedges - net of deferred taxes of $(97), $(464) and $(664)	(80)	(828)	(1,812)
Minimum pension liabilities - net of deferred taxes of $(184), $(85)and $(42)	(421)	(161)	(75)
Reclassification adjustments
Investment securities - net of deferred taxes of $(142), $(135) and $(135)	(265)	(250)	(252)
Currency translation adjustments	-	4	-
Cash flow hedges - net of deferred taxes of $291, $601 and $143	515	1,054	808
Balance at December 31	$7,238	$2,876	$(2,960)
OTHER CAPITAL
Balance at January 1	$17,497	$17,288	$16,693
Gains on treasury stock dispositions and other(a)	4,615	209	595
Issuance of subsidiary shares(a)(b)	2,153	-	-
Balance at December 31	$24,265	$17,497	$17,288
RETAINED EARNINGS
Balance at January 1	$83,186	$75,709	$68,808
Net earnings	16,819	15,236	14,167
Dividends(a)	(8,594)	(7,759)	(7,266)
Balance at December 31	$91,411	$83,186	$75,709
COMMON STOCK HELD IN TREASURY
Balance at January 1	$24,597	$26,627	$26,916
Purchases(a)	1,892	1,177	2,851
Dispositions(a)(c)	(13,727)	(3,207)	(3,140)
Balance at December 31	$12,762	$24,597	$26,627

(a)	Total dividends and other transactions with shareowners increased equity by $10,009 million in 2004 and reduced equity by $5,520 million and $6,382 million in 2003 and 2002, respectively.
(b)	Related to the issuance of 20% of NBC Universal’s shares to a subsidiary of Vivendi Universal as part of the transaction described in note 16.
(c)
In 2004, included 341.7 million shares valued at $10,674 million issued in the Amersham acquisition, and 119.4 million shares valued at $3,765 million sold to partially fund the NBC and VUE combination.

Under the share repurchase program initiated in 1994, we repurchased 6 million shares for a total of $0.2 billion during 2004. As of December 31, 2004, a total of 1,109 million shares, having an aggregate cost of approximately $23 billion, had been purchased

(108)

and the program was closed out. In December 2004, our Board of Directors authorized a new three-year (2005-2007), $15 billion share repurchase program.

Common shares issued and outstanding are summarized in the following table.

SHARES OF GE COMMON STOCK

December 31 (In thousands)	2004	2003	2002
Issued	11,145,212	11,145,212	11,145,212
In treasury	(558,854)	(1,082,092)	(1,175,318)
Outstanding	10,586,358	10,063,120	9,969,894

GE has 50 million authorized shares of preferred stock ($1.00 par value), but has not issued any such shares as of December 31, 2004.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners’ equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

Note 25
Other Stock-Related Information

We grant stock options, restricted stock units (RSUs) and performance share units (PSUs) to employees under the 1990 Long-Term Incentive Plan as described in our current Proxy Statement. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors (primarily non-employee talent at NBC Universal) under a plan approved by our Board of Directors in 1997 (the consultants’ plan). There are outstanding grants under two separate shareowner approved option plans for non-employee directors; the last grant was made in 2002 and no further grants are expected to be made under these plans. Requirements for stock option shares may be met from either unissued or treasury shares. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments and at various dates, beginning after three years from date of grant through grantee retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock. PSUs give recipients the right to receive shares of our stock upon the achievement of certain performance targets.

We measure the total cost of each stock option grant at the date of grant using a market-based option trading model. We recognize the cost of each stock option, RSU and PSU on a straight-line basis over its vesting period.

Stock options expire 10 years from the date they are granted and vest over service periods that range from one to five years.

All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which comprises entirely outside directors.

(109)

STOCK OPTION ACTIVITY

		Average per share
(Shares in thousands)	Shares subject to option	Exercise price	Market price
Balance at December 31, 2001	354,453	$25.08	$40.08
Options granted	46,928	27.37	27.37
Options exercised	(29,146)	9.45	31.86
Options terminated	(10,177)	38.14	(a	)
Balance at December 31, 2002	362,058	26.26	24.35
Options granted	8,261	31.19	31.19
Options exercised	(43,829)	9.45	27.59
Options terminated	(10,643)	38.98	(a	)
Balance at December 31, 2003	315,847	28.30	30.98
Options granted(b)	27,141	32.26	32.26
Options exercised	(43,110)	10.54	32.68
Options terminated	(13,409)	36.91	(a	)
Balance at December 31, 2004	286,469	$30.94	$36.50

(a)	Not applicable.
(b)	Included approximately 3.5 million options that replaced canceled SARs and have identical terms.

STOCK COMPENSATION PLANS

December 31, 2004 (Shares in thousands)	Securities to be issued upon exercise	Weighted average exercise price		Securities available for future issuance
APPROVED BY SHAREOWNERS
Options	285,152	$30.97		(a	)
RSUs	30,715	(b	)	(a	)
PSUs	700	(b	)	(a	)
NOT APPROVED BY SHAREOWNERS
Options	1,317	24.64		(c	)
RSUs	3,036	(b	)	(c	)
Total(d)	320,920	$30.94		130,385

(a)
Under the 1990 Long-Term Incentive Plan, 0.95% of issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for awards in that calendar year. Total shares available for future issuance under the 1990 Long-Term Incentive Plan amounted to 105.9 million shares.

(b)	Not applicable.
(c)	Total shares available for future issuance under the consultants’ plan amount to 24.5 million shares.
(d)	In connection with various acquisitions, there are an additional 1.8 million options outstanding, with a weighted average exercise price of $19.98

Outstanding options expire on various dates through December 9, 2014.

(110)

The following table summarizes information about stock options outstanding at December 31, 2004.

STOCK OPTIONS OUTSTANDING

(Shares in thousands)	Outstanding			Exercisable
Exercise price range	Shares	Average life(a)	Average exercise price	Shares	Average exercise price
$7.83-14.73	52,457	1.1	$12.11	52,457	$12.11
15.83-27.05	76,738	5.4	25.59	54,171	24.99
27.20-35.48	52,494	8.4	33.05	12,494	34.06
35.79-42.33	56,127	4.8	39.48	55,482	39.50
43.17-57.31	48,653	6.3	47.56	29,045	47.56
Total	286,469	5.2	$30.94	203,649	$29.40

At year-end 2003, options with an average exercise price of $24.63 were exercisable on 214 million shares; at year-end 2002, options with an average exercise price of $18.75 were exercisable on 214 million shares.

(a)	Average contractual life remaining in years.

OPTION VALUE INFORMATION(a)

	2004	2003	2002
Fair value per option (in dollars)(b)	$8.33	$9.44	$7.73
Valuation assumptions
Expected option term (in years)	6.0	6.0	6.0
Expected volatility	27.7%	34.7%	33.7%
Expected dividend yield	2.5	2.5	2.7
Risk-free interest rate	4.0	3.5	3.5

(a)	Weighted averages of option grants during each period.
(b)	Estimated using Black-Scholes option pricing model.

Note 26
Supplemental Cash Flows Information

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

“Payments for principal businesses purchased” in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

“All other operating activities” in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale and adjustments to assets.

Non-cash transactions include the following: in 2004, the issuance of GE common stock valued at $10,674 million in connection with the acquisition of Amersham and the issuance of NBC Universal shares valued at $5,845 million in connection with the combination of NBC and VUE; in 2003, the acquisition of Osmonics, Inc. for GE common stock valued at $240 million; and in 2002, the acquisition of Interlogix, Inc. for GE common stock valued at $395 million and the acquisition of Bravo for GE common stock and other investment securities valued at $335 million and $886 million, respectively.

(111)

Certain supplemental information related to GE and GECS cash flows is shown below.

For the years ended December 31 (In millions)	2004	2003	2002
GE
NET DISPOSITIONS (PURCHASES) OF GE SHARES FOR TREASURY
Open market purchases under share repurchase program	$(203)	$(340)	$(1,981)
Other purchases	(1,689)	(837)	(870)
Dispositions	5,885	1,903	1,866
	$3,993	$726	$(985)
GECS
ALL OTHER OPERATING ACTIVITIES
Proceeds from assets held for sale	$84	$1,168	$25
Amortization of intangible assets	800	947	1,558
Realized gains on sale of investment securities	(407)	(408)	(301)
Other (a)	(267)	121	(1,919)
	$220	$1,828	$(637)
NET INCREASE IN GECS FINANCING RECEIVABLES
Increase in loans to customers	$(342,357)	$(263,815)	$(209,431)
Principal collections from customers - loans	305,846	238,518	185,329
Investment in equipment for financing leases	(22,649)	(22,825)	(19,828)
Principal collections from customers - financing leases	19,715	18,909	15,305
Net change in credit card receivables	(7,322)	(11,483)	(19,108)
Sales of financing receivables	31,487	36,009	29,651
	$(15,280)	$(4,687)	$(18,082)
ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses	$(34,164)	$(50,127)	$(64,721)
Dispositions and maturities of securities by insurance and annuity businesses	32,668	43,720	54,423
Proceeds from principal business dispositions	472	3,337	-
Other	1,467	3,277	(4,936)
	$443	$207	$(15,234)
NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$1,504	$1,576	$1,796
Long-term (longer than one year)	59,198	57,572	93,026
Proceeds-nonrecourse, leveraged lease	562	791	1,222
	$61,264	$59,939	$96,044
REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$(41,443)	$(38,756)	$(32,950)
Long-term (longer than one year)	(3,443)	(3,664)	(5,936)
Principal payments-nonrecourse, leveraged lease	(652)	(782)	(339)
	$(45,538)	$(43,202)	$(39,225)
ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment contracts	$18,103	$9,319	$7,894
Redemption of investment contracts	(21,048)	(9,556)	(6,834)
Capital contributions from GE	-	-	6,300
Cash received upon assumption of insurance liabilities	-	-	2,813
	$(2,945)	$(237)	$10,173

(a) As restated.

(112)

Note 27
Operating Segments

REVENUES

	Total revenues			Intersegment revenues			External revenues
(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2004	2003	2002	2004 (Restated)	2003 (Restated)	2002 (Restated)
Advanced Materials	$8,290	$7,078	$6,963	$45	$31	$25	$8,245	$7,047	$6,938
Commercial Finance	23,489	20,813	19,592	279	195	128	23,210	20,618	19,464
Consumer Finance	15,734	12,845	10,266	33	23	12	15,701	12,822	10,254
Consumer & Industrial	13,767	12,843	12,887	476	290	347	13,291	12,553	12,540
Energy	17,348	19,082	23,633	191	213	287	17,157	18,869	23,346
Equipment & Other Services	8,986	4,881	5,561	(354)	(241)	(142)	9,340	5,122	5,703
Healthcare	13,456	10,198	8,955	-	2	2	13,456	10,196	8,953
Infrastructure	3,447	3,078	1,901	95	85	84	3,352	2,993	1,817
Insurance	23,070	26,194	23,296	42	23	2	23,028	26,171	23,294
NBC Universal	12,886	6,871	7,149	-	-	-	12,886	6,871	7,149
Transportation	15,562	13,515	13,685	692	772	1,044	14,870	12,743	12,641
Corporate items and eliminations	(3,169)	(2,757)	(1,662)	(1,499)	(1,393)	(1,789)	(1,670)	(1,364)	127
Total	$152,866	$134,641	$132,226	$-	$-	$-	$152,866	$134,641	$132,226

Revenues of GE businesses include income from sales of goods and services to customers and other income.
Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues originating from operations based in the United States were $95,970 million, $85,249 million and $90,970 million in 2004, 2003 and 2002, respectively. Revenues originating from operations based outside the United States were $56,896 million, $49,392 million and $41,256 million in 2004, 2003 and 2002, respectively.

	Assets			Property, plant and equipment additions(a)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2004	2003	2002	2004	2003	2002
Advanced Materials	$12,318	$12,359	$11,372	$638	$797	$703	$774	$655	$632
Commercial Finance	232,123	214,125	202,571	7,582	7,405	8,999	3,827	3,466	3,133
Consumer Finance	151,255	106,530	76,965	217	191	221	334	276	232
Consumer & Industrial	6,945	7,526	8,387	267	318	449	512	560	516
Energy	18,264	17,121	16,372	402	514	734	573	555	517
Equipment & Other Services	55,921	64,172	27,987	3,215	1,148	2,417	1,995	1,126	1,034
Healthcare	24,871	10,816	7,573	1,590	289	170	565	278	247
Infrastructure	7,155	5,977	4,998	127	177	388	168	120	113
Insurance	179,205	170,044	182,297	23	35	71	411	583	469
NBC Universal	34,206	11,619	10,401	1,189	121	252	273	117	109
Transportation	13,676	13,285	12,599	436	595	348	435	412	377
Corporate items and eliminations	14,568	14,254	13,714	152	179	121	93	126	165
Total	$750,507	$647,828	$575,236	$15,838	$11,769	$14,873	$9,960	$8,274	$7,544

(a)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

Property, plant and equipment associated with operations based in the United States were $25,452 million, $20,828 million and $19,808 million at year-end 2004, 2003 and 2002, respectively. Property, plant and equipment associated with operations based outside the United States were $37,882 million, $32,560 million and $29,265 million at year-end 2004, 2003 and 2002, respectively.

(113)

Basis for presentation

Our operating businesses are organized based on the nature of products and services provided. Segment accounting policies are the same as described in note 1.

A description of our operating segments can be found on pages 122-123 and details of segment profit by operating segment can be found on page 60 of this report.

Note 28
Derivatives and Other Financial Instruments

Derivatives and hedging

Exchange rate and interest rate risks are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

Cash flow hedges

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, GECS often borrows at a variable rate of interest to fund our financial services businesses. If Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, upon making a fixed rate loan, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an “interest rate swap”). We then designate this swap as a cash flow hedge of the associated variable-rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, we record changes in its fair value in a separate component in equity, then release those changes to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 115.

We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These instruments permit us to eliminate the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. In addition, we use these instruments, along with interest rate and currency swaps, to convert borrowings into the currency of the local market in which we do business.

At December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $1,223 million, of which we expect to transfer $427 million to earnings in 2005 along with the earnings effects of the related forecasted transactions. At December 31, 2004, the amount of unrecognized losses related to cash flow hedges of short-term borrowings was $1,823 million. In 2004, there were no forecasted transactions that failed to occur. At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was 23 years and related to hedges of anticipated bond purchases in the Insurance business.

(114)

Fair value hedges

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed-rate borrowing to match the variable rate financial asset that it is funding. We record changes in fair value of derivatives designated and effective as fair value hedges in earnings, offset by corresponding changes in the fair value of the hedged item.

We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effects of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed rate assets. Fair value adjustments increased the carrying amount of debt outstanding at December 31, 2004, by $1,739 million. We use equity options to hedge price changes in investment securities.

Net investment hedges

Net investment hedges are hedges that use derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We manage currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, we manage such exposures with currency forwards and currency swaps.

Derivatives not designated as hedges

We must meet specific criteria in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. We also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Derivatives that do not qualify for hedge accounting are marked to market through earnings.

We use swaps and option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives, their economic risk is similar to, and managed on the same basis as, other equity instruments we hold.

Earnings effects of derivatives

The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Pre-tax earnings effects of such items are shown in the following table as “Amounts excluded from the measure of effectiveness.”

December 31 (In millions)	2004	2003
CASH FLOW HEDGES
Ineffectiveness	$2	$(19)
Amounts excluded from the measure of effectiveness	25	-
FAIR VALUE HEDGES
Ineffectiveness	11	-
Amounts excluded from the measure of effectiveness	3	-

In 2004, Energy recognized a loss of $30 million, after tax and before cancelation penalties, for terminating a forward euro contract when our customer canceled its hedged, firm order for equipment and services.

(115)

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists to determine the amount of exposure to each counterparty. When a counterparty exceeds credit exposure limits (see table below), as measured by current market value of the derivative contract, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limits. Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

To further mitigate credit risk, in certain cases we have entered into collateral arrangements that provide us with the right to hold collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, we may receive U.S. Treasury and other highly-rated securities or cash to secure our exposure to counterparties; such collateral is available to us in the event that a counterparty defaults. From an economic standpoint, we evaluate credit risk exposures and compliance with credit exposure limits net of such collateral. If the downgrade provisions had been triggered at December 31, 2004, we could have been required to disburse up to $5.4 billion and could have claimed $4.7 billion from counterparties, including $3.0 billion of collateral that has been pledged to us.

Fair values of our derivative assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2004 and 2003, gross fair value gains amounted to $6.5 billion and $5.5 billion, respectively. At December 31, 2004 and 2003, gross fair value losses amounted to $7.2 billion and $6.9 billion, respectively.

The following tables illustrate our policy relating to exposure limits to counterparties.

COUNTERPARTY CREDIT CRITERIA

Credit rating
	Moody’s		S&P
Foreign exchange forwards and other derivatives less than one year	P-1		A-1
All derivatives between one and five years	Aa3	(a)	AA-	(a)
All derivatives greater than five years	Aaa	(a)	AAA	(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

EXPOSURE LIMITS

	Exposure
		Greater than one year
(In millions)	Less than one year	With collateral	Without collateral
Minimum rating
Aaa/AAA	$150	$100	$75
Aa3/AA-	150	50	50
A3/A-	150	5	Not allowed

(116)

FINANCIAL INSTRUMENTS

	2004					2003
				Assets (liabilities)					Assets (liabilities)
December 31 (In millions)	Notional amount			Carrying amount (net)	Estimated fair value	Notional amount			Carrying amount (net)	Estimated fair value
GE
Assets
Investments and notes receivable	$	(a	)	$3,465	$3,545	$	(a	)	$645	$645
Liabilities
Borrowings(b)(c)		(a	)	(11,034)	(11,144)		(a	)	(10,943)	(10,991)
Other financial instruments		(a	)	(758)	(855)		(a	)	-	-
GECS
Assets
Time sales and loans (f)		(a	)	216,035	217,155		(a	)	183,624	183,169
Other commercial and residential mortgages		(a	)	11,213	11,402		(a	)	8,759	9,085
Other financial instruments		(a	)	3,206	3,420		(a	)	2,701	2,701
Liabilities
Borrowings (b)(c)(f)		(a	)	(360,799)	(370,946)		(a	)	(319,941)	(331,227)
Investment contract benefits		(a	)	(35,312)	(35,337)		(a	)	(34,224)	(34,035)
Insurance-financial guarantees and credit life(d)		223,299		(3,582)	(3,582)		171,338		(3,935)	(3,935)
Other firm commitments
Ordinary course of business lending commitments
Fixed rate		2,503		-	-		2,158		-	-
Variable rate		8,156		-	-		8,923		-	-
Unused revolving credit lines(e)
Commercial
Fixed rate		1,210		-	-		896		-	-
Variable rate		21,411		-	-		15,953		-	-
Consumer - principally credit cards
Fixed rate		141,965		-	-		107,892		-	-
Variable rate		200,219		-	-		131,106		-	-

(a)	These financial instruments do not have notional amounts.
(b)	Included effects of interest rate swaps and cross currency swaps.
(c)	See note 18.
(d)	See note 19.
(e)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $8.9 billion and $4.2 billion as of December 31, 2004 and 2003, respectively.
(f)	As restated.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities, separate accounts and derivative financial instruments. Other assets and liabilities - those not carried at fair value - are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to represent accurate estimated fair values in this section, there is no assurance that such estimates could actually have been realized at December 31, 2004 or 2003.

A description of how we estimate fair values follows.

Time sales and loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

(117)

Borrowings

Based on discounted future cash flows using current market rates which are comparable to market quotes.

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

Note 29
Securitization Entities

We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

Securitized assets that are on-balance sheet include assets consolidated on July 1, 2003, upon adoption of FIN 46. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Securitization entities used by AFIG before our acquisition to transfer its assets, residential real estate mortgages, are required by U.S. accounting standards to be consolidated. These entities have characteristics similar to those we consolidated when we adopted FIN 46, and we intend to run off their assets. Therefore, we refer to them as consolidated, liquidating securitization entities.

(118)

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

December 31 (In millions)	2004 (Restated)	2003 (Restated)
Receivables secured by:
Equipment	$13,941	$15,638
Commercial real estate	15,747	16,899
Residential real estate - AFIG	9,094	-
Other assets	11,723	9,114
Credit card receivables	7,075	8,581
GE trade receivables	3,582	3,249
Total securitized assets	$61,162	$53,481

December 31 (In millions)	2004	2003
Off-balance sheet(a)(b)	$34,417	$26,810
On-balance sheet-AFIG	9,094	-
On-balance sheet-other(c)	17,651	26,671
Total securitized assets	$61,162	$53,481

(a)
At December 31, 2004 and 2003, liquidity support amounted to $2,300 million and $3,100 million, respectively. These amounts are net of $4,300 million and $2,400 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,600 million and $5,500 million at December 31, 2004 and 2003, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both December 31, 2004 and 2003.
(c)
At December 31, 2004 and 2003, liquidity support amounted to $14,400 million and $18,400 million, respectively. These amounts are net of $1,200 million and $5,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,900 million and $8,600 million at December 31, 2004 and 2003, respectively.

The portfolio of financing receivables consisted of loans and financing lease receivables secured by equipment, commercial and residential real estate and other assets; credit card receivables; and trade receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

December 31 (In millions)	2004 (Restated)	2003 (Restated)
Investment securities	$1,147	$1,566
Financing receivables - net (note 12)(a)	22,848	22,085
Other assets	2,408	2,352
Other, principally insurance receivables	342	668
Total	$26,745	$26,671

(a)	Included $9,094 million related to AFIG.

Off-balance sheet arrangements

We continue to engage in off-balance sheet securitization transactions with third-party entities and to use public market term securitizations. As discussed above, assets in off-balance sheet securitization entities amounted to $34.4 billion and $26.8 billion at December 31, 2004 and 2003, respectively. Gross securitization gains amounted to $1,195 million in 2004 compared with $1,394 million in 2003 and $1,796 million in 2002.

(119)

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2004	2003
Retained interests	$3,637	$2,663
Servicing assets(a)	33	150
Recourse liability	(64)	(75)
Total	$3,606	$2,738

(a)	2003 included $115 million of mortgage servicing rights sold in 2004.

•
RETAINED INTERESTS. When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions. We recognize impairments when carrying amounts exceed current fair values.

•
SERVICING ASSETS. Following a securitization transaction, we retain responsibility for servicing the receivables, and are therefore entitled to an ongoing fee based on the outstanding principal balances of the receivables. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

•	RECOURSE LIABILITY. Certain transactions require credit support agreements. As a result, we provide for expected credit losses under these agreements and such amounts approximate fair value.

The following table summarizes data related to securitization sales that we completed during 2004 and 2003.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables
2004
Cash proceeds from securitization	$5,367	$4,578	$-	$8,121
Proceeds from collections reinvested in new receivables	-	-	21,389	5,208
Cash received on retained interest	107	70	128	1,788
Weighted average lives (in months)	37	68	-	7
ASSUMPTIONS AS OF SALE DATE(a)
Discount rate	8.2%	13.0%	-	12.2%
Prepayment rate	9.1%	11.2%	-	14.9%
Estimate of credit losses	1.9%	1.1%	-	8.9%
2003
Cash proceeds from securitization	$5,416	$3,082	$2,009	$-
Proceeds from collections reinvested in new receivables	-	-	14,047	11,453
Weighted average lives (in months)	29	72	106	7
ASSUMPTIONS AS OF SALE DATE(a)
Discount rate	6.6%	11.5%	6.4%	11.2%
Prepayment rate	10.1%	10.8%	4.6%	15.0%
Estimate of credit losses	1.6%	1.6%	0.2%	10.8%

Cash receipts related to servicing and other sources were less than $300 million in 2004.
(a)	Based on weighted averages.

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are noted in the following table. These assumptions may differ from those in the previous table as these related to all outstanding retained interests as of December 31, 2004.

(120)

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables
DISCOUNT RATE(a)	7.3%	8.6%	6.7%	11.3%
Effect of:
10% Adverse change	$(10)	$(13)	$(19)	$(9)
20% Adverse change	(20)	(26)	(37)	(17)
PREPAYMENT RATE(a)	9.4%	3.2%	1.1%	12.2%
Effect of:
10% Adverse change	$(6)	$(4)	$(9)	$(35)
20% Adverse change	(12)	(9)	(19)	(65)
ESTIMATE OF CREDIT LOSSES(a)	1.8%	0.4%	0.5%	8.0%
Effect of:
10% Adverse change	$(11)	$(8)	$-	$(34)
20% Adverse change	(23)	(17)	(2)	(67)
Remaining weighted average lives (in months)	35	101	62	8
Net credit losses	$54	$7	$25	$465
Delinquencies	78	38	10	256

(a)	Based on weighted averages.

GUARANTEE AND REIMBURSEMENT CONTRACTS. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the SPE but generally amortize in proportion to the decline in underlying asset principal balances. At December 31, 2004, the notional amount of such support was $1.8 billion and related assets and liabilities were insignificant.

Note 30
Commitments and Guarantees

Commitments, including guarantees

In our Transportation business, we have committed to provide financial assistance on future sales of aircraft equipped with our engines, totaling $818 million at December 31, 2004. In addition, our Commercial Finance business had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $10.2 billion at December 31, 2004.

At December 31, 2004, we were committed under the following guarantee arrangements beyond those provided on behalf of SPEs. See note 29.

•
LIQUIDITY SUPPORT. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $3,612 million at December 31, 2004. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements. In addition, we are currently not providing any new liquidity facilities.

(121)

•
CREDIT SUPPORT. We have provided $6,868 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $95 million at December 31, 2004.

•
INDEMNIFICATION AGREEMENTS. These are agreements that require us to fund up to $837 million under residual value guarantees on a variety of leased equipment and $194 million of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $85 million at December 31, 2004.

•
CONTINGENT CONSIDERATION. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2004, we had recognized liabilities for estimated payments amounting to $56 million of our total exposure of $444 million.

At year-end 2004, NBC Universal had $7,598 million of commitments to acquire film and broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games, contractual commitments under various creative talent arrangements and commitments under long-term television station affiliation agreements that require payments through 2014.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated recoveries from third parties are recorded as other receivables; not netted against the liabilities.

Product warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information - mostly historical claims experience - claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2004	2003	2002
Balance at January 1	$1,437	$1,304	$968
Current year provisions	720	751	918
Expenditures(a)	(838)	(749)	(694)
Other changes	7	131	112
Balance at December 31	$1,326	$1,437	$1,304

(a)	Primarily related to Energy

(122)

Note 31
Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)
CONSOLIDATED OPERATIONS
Earnings before accounting changes	$3,366	$3,501	$3,751	$4,244	$4,071	$3,575	$5,631	$4,503
Cumulative effect of accounting changes	-	(215)	-	-	-	(372)	-	-
Net earnings	$3,366	$3,286	$3,751	$4,244	$4,071	$3,203	$5,631	$4,503
Per-share amounts before accounting changes
Diluted earnings per share	$0.33	$0.35	$0.36	$0.42	$0.38	$0.35	$0.53	$0.45
Basic earnings per share	0.33	0.35	0.36	0.42	0.39	0.36	0.53	0.45
Per-share amounts after accounting changes
Diluted earnings per share	0.33	0.33	0.36	0.42	0.38	0.32	0.53	0.45
Basic earnings per share	0.33	0.33	0.36	0.42	0.39	0.32	0.53	0.45
SELECTED DATA
GE
Sales of goods and services	$16,680	$15,758	$19,995	$17,640	$20,967	$16,463	$24,572	$20,581
Gross profit from sales	4,467	4,836	5,503	5,590	5,648	4,568	7,229	6,045
GECS
Total revenues	17,185	15,308	16,879	16,662	17,613	16,304	19,602	16,459
Earnings before accounting changes	1,971	1,957	1,523	2,052	2,253	1,761	2,640	2,218

For GE, gross profit from sales is sales of goods and services less costs of goods and services sold.

Earnings-per-share amounts for each quarter are required to be computed independently. As a result, their sum does not equal the total year basic and diluted earnings per share before and after accounting changes in 2004 and 2003.

(123)

Our Businesses

A description of operating segments for General Electric Company and consolidated affiliates as of December 31, 2004, and the basis for presentation in this report, follows.

Advanced Materials

High-performance engineered plastics used in a variety of applications such as automotive parts, computer enclosures, telecommunications equipment and construction materials. Products also include structured products, silicones and high-purity quartzware. Products and services are sold worldwide to a diverse customer base consisting mainly of manufacturers.

Commercial Finance

Loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial and energy- related facilities and equipment; commercial and residential real estate; vehicles; aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

Consumer Finance

Private-label credit cards; personal loans; bank cards; auto loans; leases and inventory financing; residential mortgages; corporate travel and purchasing cards; debt consolidation loans; home equity loans; and credit and other insurance products for customers on a global basis.

Consumer & Industrial

Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, cooktops, dish-washers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. Distributed to both retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations. Lighting products include a wide variety of lamps and lighting fixtures. Electrical distribution and control equipment includes power delivery and control products such as transformers, meters and relays. Also includes GE Supply, a network of electrical supply houses. Products and services are sold in North America and in global markets under various GE and private-label brands.

Energy

Power plant products and services, including design, installation, operation and maintenance services sold into global markets. Gas, steam and aeroderivative turbines, generators, combined cycle systems, controls and related services, including total asset optimization solutions, equipment upgrades and contractual services, are sold to power generation and other industrial customers. Renewable energy solutions including wind turbines and hydro turbines and generators. Advanced turbomachinery products and related services for the oil and gas market, including total pipeline integrity solutions. Substation automation, network solutions and power equipment sold to power transmission and distribution customers. Also includes portable and rental power plants, nuclear reactors, fuel and nuclear support services.

Equipment & Other Services

Rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and marine containers. Also included in the segment are activities and businesses that are not measured within one of the other financial services segments - for example, corporate financial services expenses, liquidating businesses and other non-segment aligned operations.

Healthcare

Medical imaging systems such as magnetic resonance (MR) and computed tomography (CT) scanners, x-ray, nuclear imaging and ultrasound, as well as diagnostic cardiology and patient monitoring devices; related services, including equipment monitoring and

(124)

repair, computerized data management and customer productivity services. Diagnostic imaging agents used in medical scanning procedures, protein separations products including chromotography purification systems used in the manufacture of biopharmaceuticals, and high-throughput systems for applications in genomics, proteomics and bioassays. Products and services are sold worldwide to hospitals, medical facilities, pharmaceutical and biotechnology companies and to the life science research market.

Infrastructure

Chemical water treatment program services and equipment; measurement and sensing equipment (products and subsystems for sensing temperature flow rates, humidity and pressure); security equipment and systems (including card access systems, video and sensor monitoring equipment, integrated facility monitoring systems and explosive detection systems); a broad range of automation hardware and software. Markets are extremely diverse. Products and services are sold to commercial and industrial end-users, including utilities; original equipment manufacturers; electrical distributors; retail outlets; airports; railways; and transit authorities. Increasingly, products and services are developed for and sold in global markets.

Insurance

U.S. and international multiple-line property and casualty reinsurance, certain directly written specialty insurance and life reinsurance, consumer investment, insurance and retirement services, and private mortgage insurance.

NBC Universal

Principal businesses are the furnishing of U.S. network television services to more than 230 affiliated stations, production of television programs, the production and distribution of motion pictures, operation of 29 VHF and UHF television broadcasting stations, operation of cable/satellite networks around the world, operation of theme parks, and investment and programming activities in multimedia and the Internet.

Transportation

Jet engines and replacement parts and repair and maintenance services for all categories of commercial aircraft (short/medium, intermediate and long-range); for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and regional aircraft. Products and services are sold worldwide to airframe manufacturers, airlines and government agencies. Also includes aircraft engine derivatives used as marine propulsion and industrial power sources; the latter is also reported in Energy. Rail systems products and maintenance services including diesel electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, and railway signaling communications systems.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Restatement.

In the course of a regularly scheduled audit, our internal corporate audit staff identified errors with respect to GECC’s use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Descriptions of these errors follow:

•
The first errors were in accounting for interest rate and currency swaps at GECC that included fees paid or received at inception. These swaps related to about 14% of our overall borrowings at January 1, 2001, and about 6% of our overall borrowings at December 31, 2004. Our initial accounting viewed these fees as immaterial. KPMG LLP, our independent registered public accounting firm, reviewed this initial accounting in connection with their 2001 audit. In 2003, we discontinued use of such swaps, except for one immaterial transaction, but continued the previous accounting for those already in place. Because of the swap fees, however, the fair values of the swaps were not zero at inception as required by SFAS 133 and, accordingly, we were required to, but did not, test periodically for effectiveness.

(125)

•
The second errors arose from a hedge accounting position related to a portfolio of assets consolidated by GECC in July 2003 at the implementation of Financial Accounting Standards Board Interpretation No. (FIN) FIN 46, Consolidation of Variable Interest Entities. This portfolio included assets equal to 2% and 1% of GE’s total assets at consolidation and at December 31, 2004, respectively. We entered into interest rate swaps in 2003 to adjust the economic yield on these newly-consolidated fixed-rate assets from a fixed to a floating rate. Adhering to our hedge documentation at the 2003 inception of these swaps, we did not perform subsequent periodic testing of their effectiveness. We determined as a result of the internal audit that the prepayment penalties in the underlying assets, which penalties had not been identified by us or KPMG LLP at implementation, were not appropriately mirrored in the associated swaps, as required in order to avoid periodic testing of effectiveness under SFAS 133. Accordingly, periodic effectiveness testing was required under SFAS 133 for these swaps.

•
In the course of the internal audit, we also identified other errors under SFAS 133 with respect to other aspects of certain swaps and other derivative instruments. Adjustments to correct the accounting for these transactions also are included in our restated results of operations. We do not believe these other adjustments are material, individually or in the aggregate, to our financial position or our results of operations for any reported period.

During its audit, the internal audit staff reported its findings to management, to KPMG LLP and to the Audit Committee of the Board of Directors. After initial discussions with the Audit Committee, management reviewed these matters in further detail, and after completing its analysis on May 5, 2005, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined at its meeting on May 5, 2005, that previously reported results for GE, General Electric Capital Services (GECS) and GECC be restated to eliminate hedge accounting for these swaps and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

•	a failure to ensure the correct application of SFAS 133 when certain derivative transactions were entered into at GECC prior to August 2003 and failure to correct that error subsequently.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004, or March 31, 2005.

(c)	Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions. The remedial actions included:

•
improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133; and

•	retesting our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with SFAS 133.

In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

(126)

(d) Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

The management of General Electric Company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the following material weakness in internal control over financial reporting with respect to accounting for hedge transactions:

•	a failure to ensure the correct application of SFAS 133 when certain derivative transactions were entered into at GECC prior to August 2003 and failure to correct that error subsequently.

This material weakness has caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate the financial statements for the years ended December 31, 2004, 2003 and 2002 and to restate financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

General Electric Company’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2004. This audit report follows.

/s/ JEFFREY R. IMMELT	/s/ KEITH S. SHERIN
JEFFREY R. IMMELT Chairman of the Board and Chief Executive Officer	KEITH S. SHERIN Senior Vice President, Finance and Chief Financial Officer

May 5, 2005

(127)

(e) Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors of General Electric Company

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated)  that General Electric Company and consolidated affiliates (“GE”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GE management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GE’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(128)

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2004: a failure to ensure the correct application of Statement of Financial Accounting Standards No. 133 when certain derivative transactions were entered into at General Electric Capital Corporation prior to August 2003 and failure to correct that error subsequently. This material weakness resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003.

As stated in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of GE’s internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of General Electric Company and consolidated affiliates as of December 31, 2004 and 2003, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated February 11, 2005, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of May 5, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that GE did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GE did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

KPMG LLP
Stamford, Connecticut

February 11, 2005, except as to the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which is as of May 5, 2005

Item 9B. Other Information

Not applicable.

(129)

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

(130)

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Board of Directors and Committees,” “Information Relating to Directors, Nominees and Executive Officers” and “Additional Information” in the definitive proxy statement filed on March 4, 2005, relating to the registrant’s Annual Meeting of Shareowners held on April 27, 2005.

Item 11. Executive Compensation

Incorporated by reference to “Information Relating To Directors, Nominees and Executive Officers,” “Contingent Long-Term Performance Awards,” “Summary Compensation Table,” “Stock Options,” “Compensation Committee Report,” “Five-Year Financial Performance Graph: 2000-2004” and “Retirement Benefits” in the definitive proxy statement filed on March 4, 2005, relating to the registrant’s Annual Meeting of Shareowners held on April 27, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement filed on March 4, 2005, relating to its Annual Meeting of Shareowners to be held April 27, 2005.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to note 25 on pages 100-101 of this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement filed on March 4, 2005, relating to its Annual Meeting of Shareowners held on April 27, 2005.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to “Independent Auditor” in the registrant’s definitive proxy statement filed on March 4, 2005, relating to its Annual Meeting of Shareowners held on April 27, 2005.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)2.	Exhibit Index

(3)
The Certificate of Incorporation, as amended, and By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit (3) of General Electric’s Current Report on Form 8-K dated April 27, 2000 (Commission file number 1-35)).

(131)

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

(132)

4(k)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries (Incorporated by reference to Exhibit 4(k) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

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

(133)

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

(q)
General Electric Supplementary Pension Plan, as amended effective January 1, 2005 (Incorporated by reference to Exhibit 10(q) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

(r)
Form of GE Executive Life Insurance Agreement provided to GE officers, as revised November 2003 (Incorporated by reference to Exhibit 10(r) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

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

(134)

(v)
Amendment No. 1 to General Electric 1990 Long-Term Incentive Plan as restated and amended effective August 1, 1997 (Incorporated by reference to Exhibit 10(y) to General Electric Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2002).

(w)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

(x)
GE Retirement for the Good of the Company Program, as amended effective January 1, 2005 (Incorporated by reference to Exhibit 10(x) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

(y)
GE Excess Benefits Plan, effective July 1, 2003 (Incorporated by reference to Exhibit 10(y) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

(z)
General Electric 2002 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10(z) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

(aa)
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

(bb)
Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

(cc)
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

(dd)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.4 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

(ee)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

(11)	Statement re Computation of Per Share Earnings.**

(12)	Computation of Ratio of Earnings to Fixed Charges.*

(135)

	(21)	Subsidiaries of Registrant (Incorporated by reference to Exhibit (21) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

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

	(24)	Power of Attorney (Incorporated by reference to Exhibit (24) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2004).

	31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

	31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

	(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

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
**
Information required to be presented in Exhibit 11 is provided in note 8 to the consolidated financial statements under Part II, Item 8 of this Form 10-K/A in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(136)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A for the fiscal year ended December 31, 2004, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 6th day of May 2005.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

(137)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	May 6, 2005
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	May 6, 2005
Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Dennis D. Dammerman*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact May 6, 2005

(138)