Form 10-Q
period 2005-03-31
GENERAL ELECTRIC CO
filed 2005-05-06
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005 OR

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

(Registrant’s telephone number, including area code) (203) 373-2211 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

There were 10,605,920,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2005.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; from unanticipated loss development in our insurance businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

2005 Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we have restated our financial statements and other information.

For further discussion of the effects of the 2005 restatement see Part 1, Item 1. Financial Statements, note 1 of Notes to Condensed, Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 4. Controls and Procedures.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2005	2004 (Restated)	2005	2004 (Restated)	2005	2004 (Restated)

Sales of goods	$13,656	$11,764	$12,988	$11,255	$674	$576
Sales of services	7,749	5,346	7,845	5,425	-	-
Other income	317	137	330	139	-	-
Earnings of GECS	-	-	2,268	1,971	-	-
GECS revenues from services	18,004	16,345	-	-	18,307	16,609
Total revenues	39,726	33,592	23,431	18,790	18,981	17,185

Cost of goods sold	10,606	9,112	9,977	8,628	635	551
Cost of services sold	4,936	3,506	5,032	3,585	-	-
Interest and other financial charges	3,777	2,843	381	239	3,520	2,704
Insurance losses and policyholder and
annuity benefits	4,020	3,588	-	-	4,059	3,624
Provision for losses on financing receivables	902	955	-	-	902	955
Other costs and expenses	10,071	9,074	3,311	2,468	6,913	6,736
Minority interest in net earnings of
consolidated affiliates	315	83	186	37	129	46
Total costs and expenses	34,627	29,161	18,887	14,957	16,158	14,616

Earnings before income taxes	5,099	4,431	4,544	3,833	2,823	2,569
Provision for income taxes	(1,134)	(1,065)	(579)	(467)	(555)	(598)
Net earnings	$3,965	$3,366	$3,965	$3,366	$2,268	$1,971

Per-share amounts

Diluted earnings per share	$0.37	$0.33
Basic earnings per share	$0.37	$0.33

Dividends declared per share	$0.22	$0.20

See notes to condensed, consolidated financial statements. Consolidating information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	3/31/05	12/31/04	3/31/05	12/31/04	3/31/05	12/31/04

Cash and equivalents	$12,899	$15,328	$1,510	$3,155	$11,567	$12,367
Investment securities	135,735	135,536	414	413	135,344	135,152
Current receivables	13,238	14,233	13,466	14,533	-	-
Inventories	10,550	9,778	10,354	9,589	196	189
Financing receivables - net	282,915	282,699	-	-	282,915	282,699
Insurance receivables - net	25,042	25,709	-	-	25,376	25,971
Other GECS receivables	13,311	10,771	-	-	16,592	14,134
Property, plant and equipment (including
equipment leased to others) - net	64,292	63,334	16,767	16,756	47,525	46,578
Investment in GECS	-	-	56,333	54,292	-	-
Intangible assets - net	86,724	83,240	57,659	54,720	29,065	28,520
All other assets	107,517	109,879	37,883	38,123	70,767	72,894
Total assets	$752,223	$750,507	$194,386	$191,581	$619,347	$618,504

Short-term borrowings	$156,769	$157,694	$4,142	$3,409	$153,271	$154,791
Accounts payable, principally trade accounts	23,473	24,729	9,821	11,013	16,741	17,104
Progress collections and price adjustments accrued	3,842	3,937	3,842	3,937	-	-
Other GE current liabilities	20,560	19,868	20,593	19,898	-	-
Long-term borrowings	212,928	212,670	7,561	7,625	206,298	206,008
Insurance liabilities, reserves and annuity benefits	139,740	140,585	-	-	140,139	140,902
All other liabilities	48,280	49,051	23,907	23,561	24,454	25,572
Deferred income taxes	15,171	14,769	3,926	3,616	11,245	11,153
Total liabilities	620,763	623,303	73,792	73,059	552,148	555,530

Minority interest in equity of
consolidated affiliates	18,588	16,383	7,722	7,701	10,866	8,682
Common stock (10,605,920,000 and 10,586,358,000
shares outstanding at March 31, 2005 and
December 31, 2004, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,448	2,268	1,448	2,268	1,646	2,345
Currency translation adjustments	6,911	6,850	6,911	6,850	5,338	5,104
Cash flow hedges	(594)	(1,223)	(594)	(1,223)	(895)	(1,354)
Minimum pension liabilities	(644)	(657)	(644)	(657)	(156)	(150)
Other capital	24,453	24,265	24,453	24,265	12,379	12,370
Retained earnings	93,035	91,411	93,035	91,411	38,020	35,976
Less common stock held in treasury	(12,406)	(12,762)	(12,406)	(12,762)	-	-

Total shareowners’ equity	112,872	110,821	112,872	110,821	56,333	54,292

Total liabilities and equity	$752,223	$750,507	$194,386	$191,581	$619,347	$618,504

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $7,121 million and $7,238 million at March 31, 2005, and December 31, 2004, respectively.

See notes to condensed, consolidated financial statements. Consolidating information is shown for “GE” and “Financial Services (GECS).” March 31, 2005, information is unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2005	2004 (Restated) (a)	2005	2004 (Restated) (a)	2005	2004 (Restated) (a)

Cash flows - operating activities
Net earnings	$3,965	$3,366	$3,965	$3,366	$2,268	$1,971
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,288	1,997	643	557	1,645	1,440
Earnings retained by GECS	-	-	(2,044)	(1,591)	-	-
Deferred income taxes	585	206	(1)	(189)	586	395
Decrease in GE current receivables	1,315	816	1,387	921	-	-
Decrease (increase) in inventories	(678)	(268)	(671)	(270)	(7)	2
Increase (decrease) in accounts payable	(1,401)	(334)	(1,032)	(221)	(668)	366
Decrease in GE progress collections	(102)	(441)	(102)	(441)	-	-
Increase in insurance liabilities and reserves	304	1,155	-	-	304	1,155
Provision for losses on GECS financing receivables	902	955	-	-	902	955
All other operating activities	2,674	424	745	490	2,194	(77)
Cash from operating activities	9,852	7,876	2,890	2,622	7,224	6,207

Cash flows - investing activities
Additions to property, plant and equipment	(2,941)	(2,399)	(412)	(356)	(2,529)	(2,043)
Net decrease in GECS financing receivables	750	3,818	-	-	750	3,818
Payments for principal businesses purchased	(7,300)	(12,124)	(2,669)	(5)	(4,631)	(12,119)
All other investing activities	1,397	1,044	586	107	690	397
Cash used for investing activities	(8,094)	(9,661)	(2,495)	(254)	(5,720)	(9,947)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities
of 90 days or less)	(3,281)	1,060	503	(199)	(3,686)	1,216
Newly issued debt (maturities longer than 90 days)	23,732	10,630	14	101	23,687	10,512
Repayments and other reductions (maturities
longer than 90 days)	(21,219)	(10,118)	(342)	(190)	(20,877)	(9,928)
Net dispositions of GE treasury shares	121	4,053	121	4,053	-	-
Dividends paid to shareowners	(2,336)	(2,019)	(2,336)	(2,019)	(224)	(380)
All other financing activities	(1,204)	(1,114)	-	-	(1,204)	(1,114)
Cash from (used for) financing activities	(4,187)	2,492	(2,040)	1,746	(2,304)	306

Increase (decrease) in cash and equivalents	(2,429)	707	(1,645)	4,114	(800)	(3,434)
Cash and equivalents at beginning of year	15,328	12,664	3,155	1,670	12,367	11,273
Cash and equivalents at March 31	$12,899	$13,371	$1,510	$5,784	$11,567	$7,839

See notes to condensed, consolidated financial statements. Consolidating information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and Financial Services (GECS) have been eliminated from the “Consolidated” columns.

(a)	Certain individual line items within cash from operating activities have been restated.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(In millions)	2005	2004 (Restated)

Revenues
Advanced Materials	$2,227	$1,885
Commercial Finance	6,040	5,391
Consumer Finance	4,689	3,589
Consumer & Industrial	3,261	3,097
Energy	4,502	3,865
Equipment & Other Services	1,919	2,252
Healthcare	3,321	2,495
Infrastructure	965	776
Insurance	6,333	5,953
NBC Universal	3,601	1,582
Transportation	3,733	3,405
Corporate items and eliminations	(865)	(698)
Consolidated revenues	$39,726	$33,592

Segment profit (a)
Advanced Materials	$275	$171
Commercial Finance	1,151	955
Consumer Finance	735	602
Consumer & Industrial	165	149
Energy	597	650
Equipment & Other Services	(1)	4
Healthcare	409	339
Infrastructure	147	113
Insurance	383	410
NBC Universal	709	394
Transportation	744	637
Total segment profit	5,314	4,424
GE corporate items and eliminations	(389)	(352)
GE interest and other financial charges	(381)	(239)
GE provision for income taxes	(579)	(467)
Consolidated net earnings	$3,965	$3,366

(a)
Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how a particular segment’s management is measured - excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit, which we refer to as “segment net earnings,” for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)
1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We reclassified certain prior-period amounts to conform to the current period’s presentation. One such reclassification related to GECS financings for sales and leases of GE manufactured equipment. To reflect actual collections of consolidated cash from third parties for such transactions, we present here first quarter 2004 consolidated cash from operating activities (CCFOA) and consolidated cash used for investing activities (CCUIA) consistent with the classification of such items adopted in the fourth quarter of 2004 and reflected in our 2004 Annual Report on Form 10-K. In first quarter 2004, GECS financed $328 million of GE equipment and collected $193 million on such financings; consequently, we reduced both previously reported first quarter 2004 CCFOA and CCUIA by $135 million.

2005 Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we have restated our financial statements and other information. The following table sets forth the effects of the 2005 restatement on certain line items within our previously reported Statement of Earnings for the quarter ended March 31, 2004.

(7)

Quarterly Information (Unaudited)	Three months ended March 31, 2004
(In millions)	As previously reported	As restated

Statement of Earnings

Consolidated
Total revenues	$33,350	$33,592
Interest and other financial charges	2,810	2,843
Earnings before income taxes	4,222	4,431
Provisions for income taxes	(982)	(1,065)
Net earnings	3,240	3,366

Per-share amounts
Diluted earnings per share	$0.32	$0.33
Basic earnings per share	0.32	0.33

GECS
GECS revenues from services	$16,367	$16,609
Interest and other financial charges	2,671	2,704
Earnings before income taxes	2,360	2,569
Provisions for income taxes	(515)	(598)
Net earnings	1,845	1,971

2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our Web site, www.ge.com/secreports.

(8)

3. GECS revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2005	2004 (Restated)

Interest on time sales and loans	$4,972	$4,278
Premiums earned by insurance businesses	3,988	4,249
Operating lease rentals	2,830	2,485
Investment income	2,057	1,451
Financing leases	960	1,106
Fees	1,061	870
Other income(a)	2,439	2,170
Total(b)	$18,307	$16,609

(a)	Included the gain on Genworth Financial, Inc. (Genworth) secondary public offering and repurchase of $163 million for the first quarter of 2005.
(b)
Included $370 million in 2005 ($157 million of which related to Australian Financial Investments Group (AFIG), a 2004 acquisition) and $325 million in 2004 related to consolidated, liquidating securitization entities.

4. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Other pension plans include 34 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. The effect on operations of the pension and retiree benefit plans follows.

	Principal Pension Plans		Other Pension Plans
	Three months ended March 31		Three months ended March 31
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(970)	$(989)	$(90)	$(75)
Service cost for benefits earned	325	333	75	65
Interest cost on benefit obligation	557	549	93	79
Prior service cost	62	67	2	2
Net actuarial loss recognized	81	34	31	14
Cost from pension plans	$55	$(6)	$111	$85

(9)

	Principal Retiree Health and Life Insurance Plans
	Three months ended March 31
(In millions)	2005	2004

Expected return on plan assets	$(34)	$(37)
Service cost for benefits earned	53	66
Interest cost on benefit obligation	126	139
Prior service cost	75	75
Net actuarial loss recognized	18	25
Cost from principal retiree benefit plans	$238	$268

5. GE’s authorized common stock consists of 13,200,000,000 shares, having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended March 31
	2005		2004
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted (Restated)	Basic (Restated)

Consolidated operations
Net earnings available for per-share calculation(a)	$3,963	$3,965	$3,366	$3,366

Average equivalent shares
Shares of GE common stock outstanding	10,597	10,597	10,139	10,139
Employee compensation-related shares,
including stock options	44	-	47	-
Total average equivalent shares	10,641	10,597	10,186	10,139

Per-share amounts
Net earnings	$0.37	$0.37	$0.33	$0.33

(a)	Included dividend equivalents and dilutive effects of subsidiary-issued stock-based awards.

6. Inventories consisted of the following:

	At
(In millions)	3/31/05	12/31/04

Raw materials and work in process	$5,623	$5,042
Finished goods	5,318	4,995
Unbilled shipments	284	402
Revaluation to LIFO	(675)	(661)
Total	$10,550	$9,778

(10)

7. GECS financing receivables - net, consisted of the following.

	At
(In millions)	3/31/05	12/31/04

Time sales and loans, net of deferred income	$221,615	$220,593
Investment in financing leases, net of deferred income	66,817	67,754
	288,432	288,347
Less allowance for losses	(5,517)	(5,648)
Financing receivables - net	$282,915	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	3/31/05	12/31/04

Time sales and loans, net of deferred income	$19,982	$20,728
Investment in financing leases, net of deferred income	1,771	2,125
	21,753	22,853
Less allowance for losses	(9)	(5)
Financing receivables - net	$21,744	$22,848

8. Property, plant and equipment (including equipment leased to others) - net, consisted of the following:

	At
(In millions)	3/31/05	12/31/04

Original cost	$107,824	$106,355
Less accumulated depreciation and amortization	(43,532)	(43,021)
Property, plant and equipment - net	$64,292	$63,334

9. Intangible assets - net, consisted of the following:

	At
(In millions)	3/31/05	12/31/04

Goodwill	$73,531	$71,191
Capitalized software	2,723	2,652
Present value of future profits (PVFP)	1,462	1,426
Other intangibles	9,008	7,971
Total	$86,724	$83,240

(11)

Intangible assets were net of accumulated amortization of $13,744 million at March 31, 2005, and $16,974 million at December 31, 2004.

Changes in goodwill balances, net of accumulated amortization, follow.

(In millions)	Balance 1/1/05	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance 3/31/05

Advanced Materials	$2,850	$3	$(15)	$2,838
Commercial Finance	10,271	199	(2)	10,468
Consumer Finance	9,860	(83)	24	9,801
Consumer & Industrial	779	-	2	781
Energy	4,556	33	(10)	4,579
Equipment & Other Services	1,459	(1)	6	1,464
Healthcare	13,259	219	4	13,482
Infrastructure	4,414	1,570	(14)	5,970
Insurance	3,826	(52)	(11)	3,763
NBC Universal	16,672	451	-	17,123
Transportation	3,245	12	5	3,262
Total	$71,191	$2,351	$(11)	$73,531

The amount of goodwill related to new acquisitions recorded during the first quarter of 2005 was $1,844 million, the largest of which were Edwards Systems Technology ($930 million) and Ionics, Inc. ($598 million), both acquired by Infrastructure. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, subsequent revisions to our initial estimates are not uncommon. During 2005, we increased goodwill associated with previous acquisitions by $507 million; the largest such adjustments were increases associated with the 2004 combination of NBC with Vivendi Universal Entertainment LLLP (VUE) and the 2004 acquisition of Amersham plc (Amersham) by Healthcare, partially offset by a decrease from the 2004 acquisition of Australian Financial Investments Group (AFIG) by Consumer Finance.

(12)

Intangible Assets Subject to Amortization

	At
	3/31/05			12/31/04
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and other	$7,049	$(1,236)	$5,813	$6,366	$(1,131)	$5,235
Capitalized software	5,742	(3,019)	2,723	5,466	(2,814)	2,652
PVFP	3,374	(1,912)	1,462	3,382	(1,956)	1,426
Servicing assets and
all other	1,767	(612)	1,155	4,739	(4,037)	702
Total	$17,932	$(6,779)	$11,153	$19,953	$(9,938)	$10,015

Indefinite-lived intangible assets were $2,040 million and $2,034 million at March 31, 2005 and December 31, 2004, respectively, and comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Consolidated amortization expense related to intangible assets subject to amortization, for the quarters ended March 31, 2005 and 2004, was $420 million and $342 million, respectively.

Present Value of Future Profits

Changes in PVFP balances follow.

	Three months ended March 31
(In millions)	2005	2004

Balance at January 1	$1,426	$1,562
Accrued interest(a)	22	24
Amortization	(37)	(62)
Other	51	(59)
Balance at March 31	$1,462	$1,465

(a)	Interest was accrued at a rate of 6.9% and 5.9% for the quarters ended March 31, 2005 and 2004, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of the present value of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the first quarters of 2005 or 2004.

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains and losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(13)

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

8.9%	8.3%	7.2%	6.3%	5.3%

10. GECS borrowings are summarized in the following table.

	At
(In millions)	3/31/05	12/31/04

Short-term borrowings

Commercial paper
U.S.
Unsecured	$63,410	$62,694
Asset-backed(a)	12,599	13,842
Non-U.S.	19,611	20,835
Current portion of long-term debt(b)	39,621	37,530
Other	18,030	19,890
Total	153,271	154,791

Long-term borrowings

Senior notes
Unsecured	181,180	179,692
Asset-backed(c)	9,782	10,939
Extendible notes(d)	14,217	14,258
Subordinated notes(e)	1,119	1,119
Total	206,298	206,008
Total borrowings	$359,569	$360,799

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 13.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $847 million and $756 million at March 31, 2005 and December 31, 2004, respectively.
(c)
Asset-backed senior notes are all issued by consolidated, liquidating securitization entities as discussed in note 13. The amount related to AFIG, a 2004 acquisition, was $8,804 million and $9,769 million at March 31, 2005 and December 31, 2004, respectively.

(d)	Included obligations of consolidated, liquidating securitization entities in the amount of $226 million and $267 million at March 31, 2005 and December 31, 2004, respectively.
(e)	At March 31, 2005 and December 31, 2004, $1.0 billion of subordinated notes, issued between 1991 and 1995, were guaranteed by GE.

(14)

11. A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows:

	Three months ended March 31
(In millions)	2005	2004 (Restated)

Net earnings	$3,965	$3,366
Investment securities - net changes in value	(820)	1,668
Currency translation adjustments - net	61	(74)
Cash flow hedges - net changes in value	629	3
Minimum pension liabilities - net	13	(1)
Total	$3,848	$4,962

12. In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation, for stock options, using the prospective method of transition. A comparison of reported and pro-forma net earnings, including effects of expensing stock options, follows.

	Three months ended March 31
(In millions; per-share amounts in dollars)	2005	2004 (Restated)

Net earnings, as reported	$3,965	$3,366
Earnings per share, as reported
Diluted	0.37	0.33
Basic	0.37	0.33
Stock option expense included in net earnings	37	19
Total stock option expense (a)	64	57

Pro-Forma Effects
Net earnings, on pro-forma basis	3,938	3,328
Earnings per share, on pro-forma basis
Diluted	0.37	0.33
Basic	0.37	0.33

(a)
As if we had applied the expense provisions of SFAS 123 since its original effective date. Includes $37 million and $19 million actually recognized in the first quarter of 2005 and 2004 earnings, respectively.

(15)

13. Securitized assets that are reported in our financial statements are held by securitization-related special purpose entities that were consolidated in accordance with FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Prior to our acquisition, AFIG had established entities to securitize residential real estate mortgages, its primary assets. These entities are required to be consolidated under U.S. accounting standards. Similar to the entities discussed above, no new assets have been transferred to them post-acquisition, and we intend to run off these assets. Because these entities have characteristics similar to those we consolidated when we adopted FIN 46, they are included in the disclosures about securitization entities provided below.

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/05	12/31/04

Receivables secured by:
Equipment	$12,508	$13,941
Commercial real estate	15,218	15,747
Residential real estate - AFIG	8,910	9,094
Other assets	11,414	11,723
Credit card receivables	7,698	7,075
GE trade receivables	3,485	3,582
Total securitized assets	$59,233	$61,162

	At
(In millions)	3/31/05	12/31/04

Off-balance sheet(a)(b)	$33,867	$34,417
On-balance sheet—AFIG	8,910	9,094
On-balance sheet—other(c)	16,456	17,651
Total securitized assets	$59,233	$61,162

(a)
At March 31, 2005 and December 31, 2004, liquidity support amounted to $1,900 million and $2,300 million, respectively. These amounts are net of $4,200 million and $4,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,100 million and $6,600 million at March 31, 2005 and December 31, 2004, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both March 31, 2005 and December 31, 2004.
(c)
At March 31, 2005 and December 31, 2004, liquidity support amounted to $13,100 million and $14,400 million, respectively. These amounts are net of $800 million and $1,200 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,400 million and $6,900 million at March 31, 2005 and December 31, 2004, respectively.

(16)

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

	At
(In millions)	3/31/05	12/31/04

Investment securities	$1,012	$1,147
Financing receivables—net (note 7)(a)	21,744	22,848
Other assets	2,286	2,408
Other, principally insurance receivables	324	342
Total	$25,366	$26,745

(a)	Included $8,910 million and $9,094 million related to AFIG, a 2004 acquisition, at March 31, 2005 and December 31, 2004, respectively.

14. In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. In March 2005, we completed a secondary public offering of 80.5 million shares of Class A Common Stock and, concurrently Genworth repurchased directly from us approximately 19.4 million shares of Genworth Class B Common Stock. These 2005 transactions resulted in a pre-tax gain of $156 million ($86 million after tax) recognized in the Insurance segment and reduced our ownership in Genworth to 51.7%.

15. On May 5, 2005, we signed a letter of intent to sell the outstanding shares of Medical Protective Corporation - a wholly-owned subsidiary within our insurance segment - to a subsidiary of Berkshire Hathaway, Inc. Medical Protective Corporation is a leading provider of primary medical malpractice insurance to physicians and dentists. Total assets of Medical Protective Corporation were approximately $2.8 billion as of March 31, 2005. The proposed transaction is expected to close in the second quarter of 2005, subject to certain regulatory approvals.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Electric Company’s consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission (SEC) rules; those rules require the supplemental explanations and reconciliations provided in Exhibit 99 to this report on Form 10-Q.

(17)

2005 Restatement

As discussed in the 2005 Restatement section on page 2 and further described in Note 1 of the Notes to Condensed Financial Statements, we have restated our financial statements and other information.

In this Quarterly Report on Form 10-Q, we are reporting net earnings of $3.965 billion for the three months ended March 31, 2005, compared to $4.043 billion that we reported in our earnings release on April 15, 2005. This decrease results from the restatement and errors of the same type that gave rise to the restatement.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2004, 2003, 2002 and 2001. Readers also should no longer rely on our April 15, 2005 earnings release.

A. Results of Operations

Overview

General Electric Company net earnings were $3.965 billion, or $0.37 per share, in the first quarter of 2005, compared with $3.366 billion ($0.33 per share) in the first quarter of 2004.

Revenues of $39.7 billion were 18% higher than in the first quarter of 2004. Organic revenues - which exclude the effects of acquisitions, dispositions and changes in currency exchange rates, as well as the Insurance Segment - increased 8%. Industrial sales increased 25% to $20.8 billion, reflecting the combined effect of the post-first quarter 2004 combination of NBC with Vivendi Universal Entertainment LLLP (VUE) and the acquisitions of Amersham plc (Amersham) and other businesses, and organic growth. Sales of product services (including sales of spare parts and related services) grew 15% to $6.3 billion. Financial services revenues of $19.0 billion were up 10% over last year; and included $1.0 billion and $0.3 billion of revenue from acquisitions for the first quarters of 2005 and 2004, respectively, and $0.1 billion in 2005 from the effects of dispositions. Revenues were reduced by $0.1 billion and included $0.2 billion in the first quarters of 2005 and 2004, respectively, related to the 2005 restatement.

Our first quarter 2005 results reflected the portfolio changes made in the last two years and the continued benefits of our diversification and growth initiatives. It was a strong quarter, with eight of our 11 businesses reporting double-digit earnings growth. Economic growth continued, with total industrial orders up 16% and Commercial Finance and Consumer Finance assets up 17%. While we still are affected by inflation from commodities such as benzene, we have taken substantial pricing actions to offset these pressures. Our portfolio changes over the last two years have positioned us well for continued growth. Revenues from our growth initiatives in services and from our new platforms, such as security and water, grew 15% and 9%, respectively, and global revenues increased 33%.

During the quarter, we continued to reduce our ownership of Genworth Financial, Inc. (Genworth), and used the proceeds to eliminate parent-supported debt at GE Capital nine months ahead of our original schedule and to further strengthen our triple-A ratings. As a result, GECS will increase their dividend to GE from 10% to 40% of their earnings in the second quarter and we will accelerate our $15 billion share repurchase program.

We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

(18)

Effects of the acquisitions and dispositions on comparisons of our operations follow.

	Three months ended March 31
(In billions)	2005	2004

Acquisitions
Revenues	$3.8	$1.5
Net earnings	$0.3	$0.2

Dispositions
Revenues	$(0.3)	$(1.0)
Net earnings	$(0.1)	$(0.1)

Segment Operations

The following discussion compares revenues and segment profit by operating segment for the first quarters of 2005 and 2004. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured - excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit which we refer to as “segment net earnings” for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

Advanced Materials revenues in the first quarter of 2005 were up 18% in the first quarter of 2004 as higher price ($0.4 billion) more than offset lower volume ($0.1 billion). Operating profit in the first quarter of 2005 rose 61% from the first quarter of 2004 as higher price ($0.4 billion) more than offset the effect of higher material costs ($0.2 billion) for commodities such as benzene, lower productivity ($0.1 billion) and lower volume.

(19)

Commercial Finance

	Three months ended March 31
(In millions)	2005	2004

Revenues	$6,040	$5,391

Net revenues
Total revenues	$6,040	$5,391
Interest expense	1,780	1,393
Total net revenues	$4,260	$3,998

Net earnings	$1,151	$955

	At
(In millions)	3/31/05	3/31/04	12/31/04

Total assets	$234,936	$221,258	$232,123

	Three months ended March 31
(In millions)	2005	2004

Real Estate(a)
Revenues	$763	$603
Net earnings	$282	$230

Aviation Services(a)
Revenues	$817	$715
Net earnings	$163	$144

	At
(In millions)	3/31/05	3/31/04	12/31/04

Real Estate(a)
Total assets	$30,824	$31,503	$33,497

Aviation Services(a)
Total assets	$37,488	$34,353	$37,384

(a)
We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has particular discrete concentrations of risk and opportunities.

(20)

Commercial Finance revenues and net earnings increased 12% and 21%, respectively compared with the first quarter of 2004. Revenues for the first quarters of 2005 and 2004 included $0.5 billion and $0.3 billion from acquisitions, respectively. Absent the effect of these acquisitions, revenues increased $0.4 billion compared with the first quarter of 2004 as a result of organic revenue growth ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion) and core growth ($0.1 billion).

The most significant acquisitions affecting Commercial Finance results in 2005 were the Transportation Financial Services Group of CitiCapital, acquired during the first quarter of 2005; the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; and the commercial lending business of Transamerica Finance Corporation, and Sophia S.A., both acquired during the first quarter of 2004. These businesses contributed $0.4 billion and $0.1 billion to first quarter 2005 revenues and net earnings, respectively.

Consumer Finance

	Three months ended March 31
(In millions)	2005	2004

Revenues	$4,689	$3,589

Net revenues
Total revenues	$4,689	$3,589
Interest expense	1,283	773
Total net revenues	$3,406	$2,816

Net earnings	$735	$602

	At
(In millions)	3/31/05	3/31/04	12/31/04

Total assets	$149,912	$107,366	$151,255

Consumer Finance revenues and net earnings increased 31% and 22%, respectively compared with the first quarter of 2004. Revenues for the first quarter of 2005 included $0.5 billion from acquisitions. Absent the effect of these acquisitions, revenues increased $0.6 billion compared with the first quarter of 2004 as a result of organic revenue growth ($0.5 billion) and the effects of the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion).

The most significant acquisitions affecting Consumer Finance results in 2005 were Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia, the private-label credit card portfolio of Dillard’s Inc. and the strategic joint venture with Hyundai Capital Services, Korea’s leading consumer finance company, all acquired during the fourth quarter of 2004; and WMC Finance Co. (WMC), a U.S. wholesale mortgage lender, acquired during the second quarter of 2004. These businesses contributed $0.4 billion to first quarter 2005 revenues.

(21)

Consumer & Industrial revenues rose 5% in the first quarter of 2005 on higher volume ($0.1 billion). Operating profit in the first quarter of 2005 rose 11% as the combination of productivity, higher prices and higher volume more than offset higher material costs ($0.1 billion).

Energy revenues rose 16% in the first quarter of 2004, as higher volume ($0.7 billion) and the effects of the weaker U.S. dollar ($0.1 billion) more than offset lower price ($0.2 billion). Energy shipped 34 large heavy-duty gas turbines in the first quarter of 2005 compared with 36 units in the first quarter of 2004. Operating profit in the first quarter of 2005 declined 8% from first quarter 2004 on lower price ($0.2 billion) partially offset by higher total volume ($0.1 billion). Also included in operating profit were $0.1 billion higher net contract termination fees in 2005, offset by revisions to estimated contract profit rates in our Hydro business ($0.1 billion).

Equipment & Other Services revenues decreased $0.3 billion compared with the first quarter of 2004. Revenues for the first quarter of 2005 were reduced by $0.1 billion as a result of the 2005 restatement and by $0.1 billion as a result of the 2004 ITS disposition. Revenues for the first quarter of 2004 included $0.2 billion resulting from the 2005 restatement. Revenues also increased $0.1 billion compared with the first quarter of 2004 primarily as a result of organic revenue growth ($0.1 billion) resulting from improved operating performance at Equipment Services ($0.1 billion), and improved investment returns at GE Equity ($0.1 billion), partially offset by the results of consolidated, liquidating securitization entities ($0.1 billion).

Healthcare revenues rose 33% in the first quarter of 2005 compared with the first quarter of 2004. Revenues for the first quarter of 2005 included $0.7 billion from acquisitions. Healthcare revenues rose $0.8 billion as higher volume ($0.9 billion), primarily from the Amersham plc acquisition in the second quarter of 2004, and the effects of the weaker U.S. dollar ($0.1 billion) more than offset the effect of lower prices ($0.1 billion). Operating profit in 2005, including $0.1 billion from acquisitions, was 21% higher than in the first quarter of 2004 as higher volume ($0.1 billion) and the effects of productivity ($0.1 billion) more than offset the effect of lower prices ($0.1 billion).

Infrastructure revenues in the first quarter of 2005 were 24% higher than the corresponding period in 2004. Infrastructure revenues rose $0.2 billion on higher volume from acquisitions ($0.1 billion), principally InVision, and higher core volume ($0.1 billion), primarily at the water and security businesses. Operating profit in the first quarter of 2005 rose 30% reflecting the effects of the higher volume.

Insurance

	Three months ended March 31
(In millions)	2005	2004

Revenues	$6,333	$5,953
Net earnings	$383	$410

GE Insurance Solutions
Revenues	$2,340	$2,647
Net earnings	$151	$140

(22)

Insurance revenues increased 6% and net earnings decreased 7% compared with the first quarter of 2004. The increase in revenues resulted primarily from higher investment income ($0.5 billion), the effects of the secondary public offering and repurchase ($0.2 billion) at Genworth and the effects of the weaker U.S. dollar ($0.1 billion). These increases were partially offset by net declines in volume resulting from the strategic exit of certain business channels, primarily at GE Insurance Solutions ($0.4 billion). Net earnings decreased primarily from the after-tax effects of the Genworth public offerings ($0.1 billion).

NBC Universal revenues more than doubled and operating profit rose 80% in the first quarter of 2005 compared with the corresponding period of 2004. These sharp increases reflect the second quarter 2004 combination of NBC with VUE which contributed $1.9 billion of revenues and $0.3 billion of operating profit in the first quarter of 2005.

Transportation revenues increased 10% from the first quarter of 2004 on higher volume ($0.2 billion) including increased sales of commercial engine services ($0.3 billion) and rail products and services ($0.1 billion), partially offset by a decrease from the 2004 disposition of GE Engine Services - Corporate Aviation, Inc. ($0.1 billion). Operating profit increased 17% on improved productivity and the higher volume.

GE corporate items and eliminations expense for the first quarter of 2005, reflects an increase in pension costs ($0.1 billion) compared with the first quarter of 2004.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
In the first quarter of 2005, we completed the acquisition of the Transportation Financial Services Group of CitiCapital. At the acquisition date, this transaction resulted in an increase in total assets of $4.7 billion, of which $4.0 billion was financing receivables before allowance for losses.

•	Minority interest in equity of consolidated affiliates increased $2.2 billion during 2005, primarily because of our sale of an additional 18.4% of the common shares of Genworth.

Consolidated assets were $752.2 billion at March 31, 2005, an increase of $1.7 billion from December 31, 2004. GE assets increased $2.8 billion; Financial services assets increased $0.8 billion.

GE assets were $194.4 billion at March 31, 2005. The $2.8 billion increase from December 31, 2004, was primarily attributable to increases in intangible assets ($2.9 billion) and our investment in GECS ($2.0 billion), partially offset by a reduction in cash and equivalents ($1.6 billion) and current receivables ($1.1 billion).

Financial services assets were $619.3 billion at March 31, 2005. The $0.8 billion increase from December 31, 2004, was primarily attributable to increases in other receivables of $2.5 billion, partially offset by decreases in other assets of $2.1 billion.

Consolidated liabilities of $620.8 billion at March 31, 2005, were $2.5 billion lower than the year-end 2004 balance. GE liabilities increased $0.7 billion; Financial services liabilities decreased $3.4 billion.

(23)

GE liabilities were $73.8 billion at March 31, 2005. During the first quarter of 2005, total borrowings increased $0.7 billion to $11.7 billion ($4.1 billion short term and $7.6 billion long term) at March 31, 2005, compared with December 31, 2004. The ratio of borrowings to total capital invested for GE at the end of the first quarter was 9.4% compared with 9.0% at the end of last year and 10.8% at March 31, 2004.

Financial services liabilities decreased by $3.4 billion to $552.1.0billion reflecting a decrease in borrowings and insurance liabilities, reserves and annuity benefits of $1.2 billion and $0.8 billion, respectively, from year-end 2004.

Consolidated cash and equivalents were $12.9 billion at March 31, 2005, a decrease of $2.4 billion during the first quarter of 2005. Cash and equivalents amounted to $13.4 billion at March 31, 2004, an increase of $0.7 billion from December 31, 2003. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $2.9 billion in the first quarter of 2005, $2.6 billion in the first quarter of 2004 and $1.6 billion in the first quarter of 2003.

With respect to GE CFOA, we believe it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2005	2004	2003

Operating cash collections	$21.5	$16.9	$15.7
Operating cash payments	(18.8)	(14.7)	(14.3)
Cash dividends from GECS	0.2	0.4	0.2
GE cash from operating activities	$2.9	$2.6	$1.6

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by about $4.6 billion during the first quarter of 2005 and by about $1.2 billion during the first quarter of 2004. These increases are consistent with the changes in comparable GE operating segment revenues and analyses of operating segment revenues on page 6 is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first quarter of 2005 by about $4.1 billion, primarily because of the effects of our second quarter 2004 acquisition of Amersham and the combination of NBC and VUE, and by $0.4 billion in the first quarter of 2004.

(24)

  Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from operating activities within the financial services businesses, which increased in the first quarter of 2005 by $1.0 billion to $7.2 billion and increased in the first quarter of 2004 by $4.0 billion to $6.2 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends such as proceeds from business sales. There were no special dividends paid by GECS to GE during the first quarter of 2005. Financial services cash is not necessarily freely available for alternative uses. For example, cash generated by our Insurance businesses is restricted by various insurance regulations. Maintaining or growing Commercial Finance and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets, an activity that is shown as investing activities.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to grow dividends, continue to execute on our announced $15 billion share repurchase program and continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. contractholders who retain the related risks and rewards, except in the event of our bankruptcy or liquidation. GECS investment securities were $135.3 billion at March 31, 2005, $0.2 billion higher than at December 31, 2004. The increase was primarily the net result of investing premiums received and reinvesting investment income, partially offset by a decrease in the estimated fair value of debt securities.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at March 31, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; approximately half of this amount related to commercial airlines.

Impairment losses were insignificant for the first quarter of 2005 compared with $0.1 billion in the first quarter of 2004. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $4.7 billion and $1.3 billion, respectively, at March 31, 2005, compared with $5.3 billion and $0.8 billion, respectively, at December 31, 2004, primarily reflecting a decrease in the estimated fair value of debt securities as interest rates increased. At March 31, 2005, available accounting gains could be as much as $2.1 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

(25)

At March 31, 2005, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.4 billion. The aggregate amortized cost of these available-for-sale securities was $1.9 billion. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at March 31, 2005. See additional discussion of our positions in the commercial aviation industry on page 27.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $288.4 billion at March 31, 2005, and $288.3 billion at December 31, 2004, as discussed in the following paragraphs. The related allowance for losses at March 31, 2005, amounted to $5.5 billion compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio.

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

Commercial Finance financing receivables, before allowance for losses, totaled $147.1 billion at March 31, 2005, compared with $145.4 billion at December 31, 2004, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from core growth ($4.8 billion) and acquisitions ($4.5 billion), partially offset by securitizations and sales ($6.9 billion). Related nonearning and reduced-earning receivables were $1.6 billion (1.1% of outstanding receivables) at both March 31, 2005 and year-end 2004. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

In the fourth quarter of 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We now write off unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-ended revolving loans that become 180 days contractually past due.

Consumer Finance financing receivables, before allowance for losses, were $127.3 billion at March 31, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables decreased primarily as a result of normal seasonal variations in consumer spending in the U.S. ($1.6 billion) and whole loan sales and securitization activity ($0.9 billion), partially offset by non-U.S. core growth ($1.4 billion) and by the effects of the weaker U.S. dollar ($0.6 billion).

(26)

Nonearning consumer receivables were $2.7 billion at March 31, 2005 compared with $2.5 billion at December 31, 2004 representing 2.1% and 2.0% of outstanding receivables, respectively. The percentage increase is primarily related to higher nonearnings in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase is partially offset by decreases in our U.S. portfolio resulting from an improving economic environment coupled with collections effectiveness more than offsetting seasonality.

Equipment & Other Services financing receivables, before allowance for losses, amounted to $14.1 billion and $15.1 billion at March 31, 2005 and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables were $0.2 billion at March 31, 2005 and December 31, 2004, representing 1.3% and 1.2% of outstanding receivables, respectively.

Approximate delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Approximate Delinquency Rates At
	3/31/05	12/31/04	3/31/04

Commercial Finance	1.54%	1.40%	1.38%
Consumer Finance	5.18	4.85	5.76

Approximate delinquency rates at Commercial Finance increased from December 31, 2004 to March 31, 2005, primarily resulting from delinquencies in certain larger balance loans, partially offset by improvements in the remaining core portfolio. The increase from March 31, 2004 to March 31, 2005, reflected the effect of certain acquired portfolios, partially offset by improvement in the overall core portfolio.

Approximate delinquency rates at Consumer Finance increased from December 31, 2004 to March 31, 2005, as a result of higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase is partially offset by decreases in our U.S. portfolio resulting from an improving economic environment coupled with collections effectiveness more than offsetting seasonality. The decrease from March 31, 2004 to March 31, 2005, reflected the results of the standardization of our write-off policy and the acquisition of AFIG, a residential mortgage lender in Australia, partially offset by higher delinquencies in our European secured financing business.

D. Additional Considerations

Commercial Aviation

Commercial aviation is an industry in which we have a significant ongoing interest. Most U.S. carriers have been operating under pressure from a variety of factors, including higher jet fuel costs. However, demand in the global markets has been strong and we continue to be confident in the global industry’s prospects. During the first quarter of 2005, we recognized impairment charges of $0.2 billion compared with an insignificant amount of impairment in the first quarter of 2004.

(27)

US Airways filed for bankruptcy protection in the third quarter of 2004. In January 2005, US Airways and the Air Transportation Stabilization Board (ATSB) reached an agreement that extended US Airways’ use of cash proceeds from its federally guaranteed loan through June 30, 2005. US Airways’ management has stated publicly that this agreement with the ATSB will enable continuation of operations until Chapter 11 reorganization is completed in the summer of 2005. On April 22, 2005, US Airways’ management announced that they have been in discussions with America West Holdings Corp. regarding a potential strategic transaction. We have been approached by US Airways regarding our role in such a potential transaction. These discussions have been ongoing; however, no definitive agreement has been reached. At March 31, 2005, our aggregate exposure to US Airways was $2.9 billion, the largest component of which was $2.6 billion of loans and leases. These loans and leases were substantially secured by various equipment, including 45 regional jet aircraft; 49 Boeing narrow-body aircraft, primarily 737 type; and 55 Airbus narrow-body aircraft. We and US Airways have entered into a memorandum of understanding to restructure a number of these loans and leases and to continue regional jet financing subject to US Airways successfully emerging from bankruptcy protection and achieving specified financial milestones. In addition to our loans and leases, we hold $0.2 billion of secured available-for-sale investment securities in our Commercial Finance business and $0.1 billion of receivables in our Transportation business that are either secured or for which we have made appropriate provision for shortfalls. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation.

Among our customers, UAL Corp., ATA Holdings Corp. and Aloha Airgroup, Inc. have also filed for bankruptcy protection. At March 31, 2005, our financial exposure with these airlines, consisting primarily of loans and leases, was $1.4 billion, $0.4 billion and $0.3 billion, respectively. Various Boeing and Airbus aircraft secure substantially all of these financial exposures.

Other Matters

In April 2005, Standard & Poor’s Rating Services reduced the counterparty credit and financial strength ratings of Employers Reinsurance Corporation and GE Reinsurance Corporation to A (Strong) from A+ (Strong) and reduced the senior debt rating of GE Insurance Solutions Corporation to BBB+ (Good) from A- (Strong). Also in April 2005, Moody's Investors Service reduced the financial strength rating of Employers Reinsurance Corporation to A1 (Strong) from Aa2 (Strong) and reduced the senior debt rating of GE Insurance Solutions Corporation to Baa1 (Adequate) from A1 (Strong). We do not believe these actions will have any material effect on our liquidity or capital resources or ability to write future business.

E. Debt Instruments

During the first quarter of 2005, GECS and GECS affiliates issued $23 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 12 other global markets. Maturities for these issuances ranged from two to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and asset growth. We anticipate that we will issue between $27 billion and $37 billion of additional long-term debt during the remainder of 2005, although the ultimate amount we issue will depend on our needs and on the markets.

(28)

Following is the composition of our debt obligations excluding debt of consolidated, liquidating securitization entities, such as asset-backed debt obligations at March 31, 2005 and December 31, 2004.

	At
	3/31/05	12/31/04

Senior notes and other long-term debt	58%	58%
Commercial paper	25	25
Current portion of long-term debt	12	11
Other - bank and other retail deposits	5	6
Total	100%	100%

During the first quarter of 2005, GECS paid down the remaining $3.2 billion of “parent-supported debt.” The elimination was the result of the following:

•	Proceeds from the Genworth secondary public offering and repurchase ($2.6 billion),

•	22% of retained operating earnings ($0.5 billion), and

•	Rationalization of Equipment & Other Services related activities ($0.1 billion).

There were no special dividends paid by GECS to GE during the first quarter of 2005.

F. New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options, previously optional accounting that we adopted prospectively in 2002. The transitional effect of this provision of SFAS 123R will therefore be modest, consisting of reductions in first quarter and full year 2006 net earnings of $11 million and $27 million, respectively, to expense the unvested portion of options granted in 2001. SFAS 123R also will require us to change the classification of certain tax benefits from options deductions to financing rather than operating cash flows. While the effects of these future tax deductions will depend on several variables, had SFAS 123R been in effect, approximately $0.1billion would have been required to be classified as financing, not operating, cash flows in the first quarters of both 2005 and 2004.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2005 solely because of the following material weakness in internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of SFAS 133 when certain derivative transactions were entered into at GECC prior to August 2003 and failure to correct that error subsequently.

(29)

We are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions. The remedial actions included:

•
improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133; and

•	retesting our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with SFAS 133.

In connection with this Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

Part II. Other Information

Item 1. Legal Proceedings

On April 29, 2005, we received a subpoena from the Northeast Regional Office of the U.S. Securities and Exchange Commission. This subpoena requires us to produce documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We will cooperate fully with the SEC.

GE Insurance Solutions has made limited use of reinsurance with finite risk characteristics to manage the risks of catastrophic events, such as storms or hurricanes, and to protect itself from the volatility inherent in its business. Based on numerous reviews of GE Insurance Solutions’ reinsurance agreements with finite risk characteristics in the past several years, we believe that the agreements have been properly structured and accounted for, with appropriate risk transfer, and properly disclosed.

After we commenced the work for an internal audit in connection with GECC’s treasury operations, we received a letter dated January 20, 2005, from the Boston District Office of the U.S. Securities and Exchange Commission, indicating that it was conducting an informal investigation and requesting that GE and GECC voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by us and GECC. In response to the staff’s request, we and GECC have voluntarily provided documents and other information and we intend to continue to cooperate fully with them in their ongoing investigation.

(30)

Environment

In compliance with SEC disclosure requirements, the following is an environmental proceeding involving monetary sanctions of $100,000 or greater.

As previously reported in the Form 10-K for the year ended December 31, 2004, the California Department of Pesticide Registration brought a proceeding against the company seeking $202,959 in penalties for the sale of unregistered pesticides by our Betz Water business in the State of California in violation of the State’s pesticide registration requirements. We settled this matter on April 8, 2005, and paid a reduced penalty of $120,916.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2005
January	2,774	$35.87	825
February	3,637	$36.05	912
March	4,249	$35.97	1,069
Total	10,660	$35.97	2,806	$14.9 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 7,854 shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares repurchased through the 2004 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of Company common stock through 2007. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a plan that promotes long-term investment in GE stock. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

(31)

Item 6. Exhibits

Exhibit 11	Computation of Per Share Earnings*

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 5 to the condensed, consolidated financial statements in this report.

(32)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 6, 2005	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(33)