Form 10-Q
period 2005-06-30
GENERAL ELECTRIC CO
filed 2005-07-29
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 10,600,811,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2005.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices; from future integration of acquired businesses; from future financial performance of major industries which we serve including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; from unanticipated loss development in our insurance businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings

General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2005	2004	2005	2004	2005	2004

Sales of goods	$14,749	$13,642	$14,101	$12,926	$664	$728
Sales of services	8,240	7,012	8,307	7,068	-	-
Other income	596	325	624	329	-	-
Earnings of GECS	-	-	2,299	1,523	-	-
GECS revenues from services	17,971	15,802	-	-	18,314	16,151
Total revenues	41,556	36,781	25,331	21,846	18,978	16,879

Cost of goods sold	11,425	10,749	10,812	10,060	628	701
Cost of services sold	5,171	4,376	5,238	4,432	-	-
Interest and other financial charges	3,897	2,784	336	49	3,714	2,851
Insurance losses and policyholder and
annuity benefits	3,696	3,743	-	-	3,747	3,808
Provision for losses on financing receivables	958	1,004	-	-	958	1,004
Other costs and expenses	10,092	9,486	3,266	2,989	6,994	6,669
Minority interest in net earnings of
consolidated affiliates	456	186	249	110	207	76
Total costs and expenses	35,695	32,328	19,901	17,640	16,248	15,109

Earnings before income taxes	5,861	4,453	5,430	4,206	2,730	1,770
Provision for income taxes	(1,214)	(702)	(783)	(455)	(431)	(247)
Net earnings	$4,647	$3,751	$4,647	$3,751	$2,299	$1,523

Per-share amounts
Diluted earnings per share	$0.44	$0.36
Basic earnings per share	$0.44	$0.36

Dividends declared per share	$0.22	$0.20

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings

General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2005	2004	2005	2004	2005	2004

Sales of goods	$28,405	$25,406	$27,089	$24,181	$1,338	$1,304
Sales of services	15,989	12,358	16,152	12,493	-	-
Other income	913	462	954	468	-	-
Earnings of GECS	-	-	4,567	3,494	-	-
GECS revenues from services	35,975	32,147	-	-	36,621	32,760
Total revenues	81,282	70,373	48,762	40,636	37,959	34,064

Cost of goods sold	22,031	19,861	20,789	18,688	1,263	1,252
Cost of services sold	10,107	7,882	10,270	8,017	-	-
Interest and other financial charges	7,674	5,626	717	288	7,234	5,555
Insurance losses and policyholder
and annuity benefits	7,716	7,332	-	-	7,806	7,432
Provision for losses on financing receivables	1,860	1,959	-	-	1,860	1,959
Other costs and expenses	20,163	18,559	6,577	5,456	13,907	13,405
Minority interest in net earnings of
consolidated affiliates	771	270	435	148	336	122
Total costs and expenses	70,322	61,489	38,788	32,597	32,406	29,725

Earnings before income taxes	10,960	8,884	9,974	8,039	5,553	4,339
Provision for income taxes	(2,348)	(1,767)	(1,362)	(922)	(986)	(845)
Net earnings	$8,612	$7,117	$8,612	$7,117	$4,567	$3,494

Per-share amounts
Diluted earnings per share	$0.81	$0.69
Basic earnings per share	$0.81	$0.69

Dividends declared per share	$0.44	$0.40

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position

General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	6/30/05	12/31/04	6/30/05	12/31/04	6/30/05	12/31/04

Cash and equivalents	$12,894	$15,328	$1,698	$3,155	$11,386	$12,367
Investment securities	133,952	135,536	396	413	133,578	135,152
Current receivables	13,015	14,233	13,196	14,533	-	-
Inventories	10,501	9,778	10,282	9,589	219	189
Financing receivables - net	276,041	282,699	-	-	276,041	282,699
Insurance receivables - net	24,553	25,709	-	-	24,798	25,971
Other GECS receivables	12,709	10,771	-	-	16,595	14,134
Property, plant and equipment (including
equipment leased to others) - net	64,774	63,334	16,232	16,756	48,542	46,578
Investment in GECS	-	-	55,713	54,292	-	-
Intangible assets - net	85,477	83,240	57,338	54,720	28,139	28,520
All other assets	106,446	109,879	34,964	38,123	72,570	72,894
Total assets	$740,362	$750,507	$189,819	$191,581	$611,868	$618,504

Short-term borrowings	$145,870	$157,694	$3,910	$3,409	$142,407	$154,791
Accounts payable, principally trade accounts	22,754	24,729	9,690	11,013	16,554	17,104
Progress collections and price adjustments accrued	4,054	3,937	4,054	3,937	-	-
Other GE current liabilities	20,006	19,868	19,984	19,898	-	-
Long-term borrowings	219,609	212,670	7,513	7,625	212,998	206,008
Insurance liabilities, reserves and annuity benefits	135,996	140,585	-	-	136,342	140,902
All other liabilities	45,655	49,051	22,419	23,561	23,685	25,572
Deferred income taxes	16,832	14,769	4,021	3,616	12,811	11,153
Total liabilities	610,776	623,303	71,591	73,059	544,797	555,530

Minority interest in equity of consolidated affiliates	17,202	16,383	5,844	7,701	11,358	8,682
Common stock (10,600,811,000 and 10,586,358,000
shares outstanding at June 2005 and
December 2004, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	2,944	2,268	2,944	2,268	2,927	2,345
Currency translation adjustments	3,177	6,850	3,177	6,850	2,846	5,104
Cash flow hedges	(1,025)	(1,223)	(1,025)	(1,223)	(997)	(1,354)
Minimum pension liabilities	(633)	(657)	(633)	(657)	(161)	(150)
Other capital	24,855	24,265	24,855	24,265	12,393	12,370
Retained earnings	95,343	91,411	95,343	91,411	38,704	35,976
Less common stock held in treasury	(12,946)	(12,762)	(12,946)	(12,762)	-	-

Total shareowners’ equity	112,384	110,821	112,384	110,821	55,713	54,292

Total liabilities and equity	$740,362	$750,507	$189,819	$191,581	$611,868	$618,504

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $4,463 million and $7,238 million at June 30, 2005 and December 31, 2004, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” June 30, 2005, is unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows

General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2005	2004	2005	2004	2005	2004

Cash flows - operating activities
Net earnings	$8,612	$7,117	$8,612	$7,117	$4,567	$3,494
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of
property, plant and equipment	4,282	4,054	1,225	1,172	3,057	2,882
Earnings retained by GECS	-	-	(2,728)	(1,652)	-	-
Deferred income taxes	474	(1,731)	(87)	(189)	561	(1,542)
Decrease in GE current receivables	1,544	797	1,663	883	-	-
Decrease (increase) in inventories	(613)	(259)	(583)	(284)	(30)	25
Increase (decrease) in accounts payable	(2,115)	2,892	(1,228)	127	(785)	3,078
Increase (decrease) in GE progress collections	110	(710)	110	(710)	-	-
Increase in insurance liabilities, reserves
and annuity benefits	474	1,930	-	-	474	1,930
Provision for losses on financing receivables	1,860	1,959	-	-	1,860	1,959
All other operating activities	900	954	1,043	353	409	1,307
Cash from operating activities	15,528	17,003	8,027	6,817	10,113	13,133

Cash flows - investing activities
Additions to property, plant and equipment	(6,156)	(6,281)	(1,049)	(849)	(5,107)	(5,432)
Net decrease in GECS financing receivables	4,249	1,958	-	-	4,249	1,958
Payments for principal businesses purchased	(10,341)	(18,926)	(3,499)	(3,442)	(6,842)	(15,484)
All other investing activities	4,235	4,633	687	387	2,918	3,171
Cash used for investing activities	(8,013)	(18,616)	(3,861)	(3,904)	(4,782)	(15,787)

Cash flows - financing activities
Increase (decrease) in borrowings
(maturities 90 days or less)	(5,667)	(3,639)	48	(1,374)	(5,801)	(2,013)
Newly issued debt (maturities longer than 90 days)	40,501	28,402	87	138	40,353	28,241
Repayments and other reductions (maturities
longer than 90 days)	(38,191)	(24,178)	(692)	(462)	(37,499)	(23,716)
Net dispositions (purchases) of GE treasury shares	(389)	3,963	(389)	3,963	-	-
Dividends paid to shareowners	(4,677)	(4,040)	(4,677)	(4,040)	(1,839)	(1,842)
All other financing activities	(1,526)	(1,294)	-	-	(1,526)	(1,294)
Cash used for financing activities	(9,949)	(786)	(5,623)	(1,775)	(6,312)	(624)

Increase (decrease) in cash and equivalents	(2,434)	(2,399)	(1,457)	1,138	(981)	(3,278)
Cash and equivalents at beginning of year	15,328	12,664	3,155	1,670	12,367	11,273
Cash and equivalents at June 30	$12,894	$10,265	$1,698	$2,808	$11,386	$7,995

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and Financial Services (GECS) have been eliminated from the “Consolidated” columns.

(6)

Summary of Operating Segments

General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2005	2004	2005	2004

Revenues
Advanced Materials	$2,253	$2,048	$4,480	$3,933
Commercial Finance	6,068	5,732	12,108	11,123
Consumer Finance	4,928	3,830	9,617	7,419
Consumer & Industrial	3,576	3,490	6,837	6,587
Energy	4,537	4,118	9,039	7,983
Equipment & Other Services	1,975	1,763	3,894	4,015
Healthcare	3,768	3,372	7,089	5,867
Infrastructure	1,232	862	2,197	1,638
Insurance	6,007	5,554	12,340	11,507
NBC Universal	3,858	2,867	7,459	4,449
Transportation	4,244	3,903	7,977	7,308
Corporate items and eliminations	(890)	(758)	(1,755)	(1,456)
Consolidated revenues	$41,556	$36,781	$81,282	$70,373

Segment profit(a)
Advanced Materials	$258	$161	$533	$332
Commercial Finance	1,215	975	2,366	1,930
Consumer Finance	735	600	1,470	1,202
Consumer & Industrial	227	204	392	353
Energy	698	634	1,295	1,284
Equipment & Other Services	65	(105)	64	(101)
Healthcare	672	584	1,081	923
Infrastructure	168	134	315	247
Insurance	284	53	667	463
NBC Universal	979	768	1,688	1,162
Transportation	898	810	1,642	1,447
Total segment profit	6,199	4,818	11,513	9,242
GE corporate items and eliminations	(433)	(563)	(822)	(915)
GE interest and other financial charges	(336)	(49)	(717)	(288)
GE provision for income taxes	(783)	(455)	(1,362)	(922)
Consolidated net earnings	$4,647	$3,751	$8,612	$7,117

(a)
Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how a particular segment’s management is measured - excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit, which we refer to as “segment net earnings,” for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

As of July 5, 2005, our 11 businesses were reorganized into six businesses. Results in this Form 10-Q are reported according to the 11-business organization that was in effect during the periods presented.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2004. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K/A, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We reclassified certain prior-period amounts to conform to the current period’s presentation. One such reclassification related to GECS financings for sales and leases of GE-manufactured equipment. To reflect actual collections of consolidated cash from third parties for such transactions, consolidated cash from operating activities (CCFOA) and consolidated cash used for investing activities (CCUIA) for the six months ended June 30, 2004, are consistent with the classification of such items adopted in the fourth quarter of 2004 and reflected in our 2004 Annual Report on Form 10-K/A. In the first six months of 2004, GECS financed $760 million of GE equipment and collected $410 million on such financings; consequently, we reduced both previously reported CCFOA and CCUIA for the first six months of 2004 by $350 million.

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

(8)

3. GECS revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Interest on time sales and loans	$5,346	$4,282	$10,318	$8,560
Premiums earned by insurance businesses	3,986	4,218	7,974	8,467
Operating lease rentals	2,799	2,584	5,556	5,069
Investment income	1,826	1,666	3,883	3,117
Financing leases	1,035	1,074	2,068	2,180
Fees	1,003	792	1,877	1,662
Other income(a)	2,319	1,535	4,945	3,705
Total(b)	$18,314	$16,151	$36,621	$32,760

(a)
Included the gain on Genworth Financial, Inc. (Genworth) secondary public offering and repurchase of $163 million for the six months ended June 30, 2005, and the loss on the Genworth initial public offering of $388 million for the three and six months ended June 30, 2004.

(b)
Included $222 million and $563 million related to consolidated, liquidating securitization entities for the three months ended June 30, 2005 and 2004, respectively, and $729 million and $732 million for the six months ended June 30, 2005 and 2004, respectively. Of that total, the amount related to Australian Financial Investments Group (AFIG), a December 2004 acquisition, was $216 million and $373 million in the three and six months ended June 30, 2005, respectively.

4. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Other pension plans included 34 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. The effect on operations of the pension and retiree benefit plans follows.

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(970)	$(989)	$(1,940)	$(1,978)
Service cost for benefits earned	325	317	650	650
Interest cost on benefit obligation	563	549	1,120	1,098
Prior service cost	62	110	124	177
Net actuarial loss recognized	90	35	171	69
Principal pension plans cost	$70	$22	$125	$16

(9)

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(90)	$(75)	$(180)	$(150)
Service cost for benefits earned	71	65	146	130
Interest cost on benefit obligation	92	79	185	158
Prior service cost	2	2	4	4
Net actuarial loss recognized	26	14	57	28
Other pension plans cost	$101	$85	$212	$170

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(35)	$(37)	$(69)	$(74)
Service cost for benefits earned	54	64	107	130
Interest cost on benefit obligation	127	127	253	266
Prior service cost	74	74	149	149
Net actuarial loss recognized	18	11	36	36
Principal retiree benefit plans cost	$238	$239	$476	$507

(10)

5. GE’s authorized common stock consists of 13,200,000,000 shares, each having a par value of $0.06. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2005		2004
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available for per-share calculation(a)	$4,645	$4,647	$3,751	$3,751

Average equivalent shares
Shares of GE common stock outstanding	10,604	10,604	10,387	10,387
Employee compensation-related shares,
including stock options	46	-	44	-

Total average equivalent shares	10,650	10,604	10,431	10,387

Per-share amounts
Net earnings	$0.44	0.44	0.36	0.36

	Six months ended June 30
	2005		2004
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available for per-share calculation(b)	$8,608	$8,612	$7,117	$7,117

Average equivalent shares
Shares of GE common stock outstanding	10,599	10,599	10,279	10,279
Employee compensation-related shares,
including stock options	45	-	46	-

Total average equivalent shares	10,644	10,599	10,325	10,279

Per-share amounts
Net earnings	$0.81	$0.81	$0.69	$0.69

(a)	Includes dividend equivalents and dilutive effects of subsidiary-issued stock-based awards of $2 million in 2005 and an inconsequential amount in 2004.
(b)	Includes dividend equivalents and dilutive effects of subsidiary-issued stock-based awards of $4 million in 2005 and an inconsequential amount in 2004.

(11)

6. Inventories consisted of the following.

	At
(In millions)	6/30/05	12/31/04

Raw materials and work in process	$5,508	$5,042
Finished goods	5,432	4,995
Unbilled shipments	224	402
Revaluation to LIFO	(663)	(661)
Total	$10,501	$9,778

7. GECS financing receivables - net, consisted of the following.

	At
(In millions)	6/30/05	12/31/04

Time sales and loans, net of deferred income	$216,426	$220,593
Investment in financing leases, net of deferred income	64,653	67,754
	281,079	288,347
Less allowance for losses	(5,038)	(5,648)
Financing receivables - net	$276,041	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	6/30/05	12/31/04

Time sales and loans, net of deferred income	$18,059	$20,728
Investment in financing leases, net of deferred income	1,431	2,125
	19,490	22,853
Less allowance for losses	(5)	(5)
Financing receivables - net	$19,485	$22,848

8. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	6/30/05	12/31/04

Original cost	$107,844	$106,355
Less accumulated depreciation and amortization	(43,070)	(43,021)
Property, plant and equipment - net	$64,774	$63,334

(12)

9. Intangible assets - net, consisted of the following.

	At
(In millions)	6/30/05	12/31/04

Goodwill	$72,645	$71,191
Capitalized software	2,656	2,652
Present value of future profits (PVFP)	1,389	1,426
Other intangibles	8,787	7,971
Total	$85,477	$83,240

Intangible assets were net of accumulated amortization of $13,716 million at June 30, 2005, and $16,974 million at December 31, 2004.

Changes in goodwill balances, net of accumulated amortization, follow.

(In millions)	Balance 1/1/05	Acquisitions/ purchase accounting adjustments	Currency exchange, dispositions and other	Balance 6/30/05

Advanced Materials	$2,850	$10	$(77)	$2,783
Commercial Finance	10,271	362	(142)	10,491
Consumer Finance	9,860	(122)	(426)	9,312
Consumer & Industrial	779	-	(33)	746
Energy	4,556	56	(212)	4,400
Equipment & Other Services	1,459	(3)	(43)	1,413
Healthcare	13,259	219	(59)	13,419
Infrastructure	4,414	1,744	(75)	6,083
Insurance	3,826	(49)	(221)	3,556
NBC Universal	16,672	539	-	17,211
Transportation	3,245	15	(29)	3,231
Total	$71,191	$2,771	$(1,317)	$72,645

The amount of goodwill related to new acquisitions recorded during the first six months of 2005 was $2,653 million, the largest of which were the following:

•	Infrastructure acquired Edwards Systems Technology ($1,036 million) and Ionics, Inc. ($599 million).

•	Commercial Finance acquired the Transportation Financial Services Group of CitiCapital ($230 million) and the Inventory Finance division of Bombardier Capital ($171 million).

•	NBC Universal acquired the previously outstanding minority interest in Vivendi Universal Entertainment LLLP (VUE) ($358 million).

(13)

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, subsequent revisions to our initial estimates are not uncommon. During the first six months of 2005, we increased goodwill associated with previous acquisitions by $118 million; the largest such adjustments were increases associated with the 2004 acquisition of Amersham plc (Amersham) by Healthcare ($250 million) and the 2004 combination of NBC with VUE ($128 million), partially offset by a $300 million decrease at GECS, the largest such adjustment was associated with the December 2004 acquisition of Australian Financial Investments Group (AFIG) by Consumer Finance.

Intangibles Subject to Amortization

	At
	6/30/05			12/31/04
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and other	$7,065	$(1,362)	$5,703	$6,366	$(1,131)	$5,235
Capitalized software	5,820	(3,164)	2,656	5,466	(2,814)	2,652
PVFP	3,322	(1,933)	1,389	3,382	(1,956)	1,426
Acquired intangible assets
and all other	1,688	(654)	1,034	4,739	(4,037)	702
Total	$17,895	$(7,113)	$10,782	$19,953	$(9,938)	$10,015

Indefinite-lived intangible assets were $2,050 million and $2,034 million at June 30, 2005 and December 31, 2004, respectively, and comprised trademarks, tradenames and U.S. Federal Communication Commission licenses.

Consolidated amortization expense related to intangible assets subject to amortization was $416 million for the quarters ended June 30, 2005 and 2004. Consolidated amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2005 and 2004, was $836 million and $759 million, respectively.

Changes in PVFP balances follow.

	Six months ended June 30
(In millions)	2005	2004

Balance at January 1	$1,426	$1,562
Accrued interest (a)	42	47
Amortization	(91)	(115)
Other	12	82
Balance at June 30	$1,389	$1,576

(a)	Interest was accrued at a rate of 6.5% and 6.1% for the six months ended June 30, 2005 and 2004, respectively.

(14)

We evaluate recoverability of PVFP periodically by comparing the current estimate of the present value of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the six months ended June 30, 2005 or 2004.

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains and losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

8.9%	8.3%	7.2%	6.3%	5.3%

(15)

10. GECS borrowings are summarized in the following table.

	At
(In millions)	6/30/05	12/31/04

Short-term borrowings
Commercial paper
U.S.
Unsecured	$62,244	$62,694
Asset-backed(a)	11,326	13,842
Non-U.S.	20,350	20,835
Current portion of long-term debt(b)	31,130	37,530
Other	17,357	19,890
Total	142,407	154,791

Long-term borrowings
Senior notes
Unsecured	189,278	179,692
Asset-backed(c)	8,442	10,939
Extendible notes(d)	14,206	14,258
Subordinated notes(e)	1,072	1,119
Total	212,998	206,008
Total borrowings	$355,405	$360,799

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 13.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $829 million and $756 million at June 30, 2005, and December 31, 2004, respectively.
(c)
Entirely obligations of consolidated, liquidating securitization entities as discussed in note 13. The amount related to AFIG, a December 2004 acquisition, was $7,911 million and $9,769 million at June 30, 2005, and December 31, 2004, respectively.

(d)	Included obligations of consolidated, liquidating securitization entities in the amount of $223 million and $267 million at June 30, 2005, and December 31, 2004, respectively.
(e)	At June 30, 2005, and December 31, 2004, $1.0 billion of subordinated notes, issued between 1991 and 1995, were guaranteed by General Electric Company.

11. A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Net earnings	$4,647	$3,751	$8,612	$7,117
Investment securities - net changes in value	1,496	(3,302)	676	(1,634)
Currency translation adjustments - net	(3,734)	(265)	(3,673)	(339)
Cash flow hedges - net changes in value	(431)	573	198	576
Minimum pension liability - net	11	(3)	24	(4)
Total	$1,989	$754	$5,837	$5,716

(16)

12. In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation, for stock options using the prospective method of transition. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options, follows.

	Three months ended June 30		Six months ended June 30
(In millions; per-share amounts in dollars)	2005	2004	2005	2004

Net earnings, as reported	$4,647	$3,751	$8,612	$7,117
Earnings per share, as reported
Diluted	0.44	0.36	0.81	0.69
Basic	0.44	0.36	0.81	0.69
Stock option expense included in net earnings	21	26	58	45
Total stock option expense	36	64	100	121

Pro-Forma Effects
Net earnings, on pro-forma basis	4,631	3,713	8,569	7,041
Earnings per share, on pro-forma basis
Diluted	0.43	0.36	0.81	0.68
Basic	0.44	0.36	0.81	0.68

13. Securitized assets that are reported in our condensed financial statements are held by securitization-related special purpose entities that were consolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, we consolidated them because we provided a majority of their credit and liquidity support. A majority of these entities were established to issue securities backed by assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Before the acquisition, AFIG had established entities to securitize residential real estate mortgages, its primary assets. These entities are required to be consolidated under U.S. generally accepted accounting principles. Similar to consolidated, liquidating securitization entities, no new assets have been transferred post acquisition, and we intend to run off these assets. Because these entities have characteristics similar to those we consolidated when we adopted FIN 46, they are included in the following disclosures about securitization entities.

(17)

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/05	12/31/04

Receivables secured by:
Equipment	$12,251	$13,941
Commercial real estate	14,450	15,747
Residential real estate - AFIG	7,804	9,094
Other assets	12,006	11,723
Credit card receivables	8,711	7,075
GE trade receivables	3,716	3,582
Total securitized assets	$58,938	$61,162

	At
(In millions)	6/30/05	12/31/04

Off-balance sheet(a)(b)	$36,056	$34,417
On-balance sheet - AFIG	7,804	9,094
On-balance sheet - other(c)	15,078	17,651
Total securitized assets	$58,938	$61,162

(a)
At June 30, 2005 and December 31, 2004, liquidity support amounted to $1,800 million and $2,300 million, respectively. These amounts are net of $4,000 million and $4,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,900 million and $6,600 million at June 30, 2005 and December 31, 2004, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both June 30, 2005 and December 31, 2004.
(c)
At June 30, 2005 and December 31, 2004, liquidity support amounted to $12,100 million and $14,400 million, respectively. These amounts are net of $600 million and $1,200 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,700 million and $6,900 million at June 30, 2005 and December 31, 2004, respectively.

The portfolio of financing receivables consisted of loans and financing lease receivables secured by equipment, commercial and residential real estate and other assets; and credit card receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

(18)

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	6/30/05	12/31/04

Investment securities	$902	$1,147
Financing receivables - net (note 7) (a)	19,485	22,848
Other assets	2,187	2,408
Other, principally insurance receivables	308	342
Total	$22,882	$26,745

(a)	Included $7,804 million and $9,094 million related to AFIG, a December 2004 acquisition, at June 30, 2005 and December 31, 2004, respectively.

14. In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. In March 2005, we completed a secondary public offering of 80.5 million shares of Class A Common Stock and, concurrently, Genworth repurchased directly from us approximately 19.4 million shares of Genworth Class B Common Stock. These 2005 transactions resulted in a pre-tax gain of $156 million ($86 million after tax) recognized in the Insurance segment and reduced our ownership in Genworth to 51.7%.

15. In the second quarter of 2005, we unwound our relationship with IAC/InterActiveCorp. (IAC), acquiring IAC’s preferred and common stock interests in VUE, a subsidiary of NBC Universal. Acquisition of the preferred interests resulted in a pre-tax gain of $260 million ($127 million after tax). Acquisition of the 5.44% minority common stock interest resulted in $358 million of additional goodwill.

16. During the second quarter of 2005, we announced plans to reorganize our 11 businesses into six industry-focused businesses: GE Infrastructure; GE Industrial; GE Commercial Financial Services; NBC Universal; GE Healthcare; and GE Consumer Finance - effective July 5. Results in this Form 10-Q are reported according to the 11-business organization that was in effect during the periods presented. We expect to file a Form 8-K, in which we will present prior-period segment results on the new organizational basis, during the third quarter.

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

(19)

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

A. Results of Operations

Overview

General Electric Company net earnings increased 24% to $4.647 billion, or $0.44 per share, in the second quarter of 2005, compared with $3.751 billion ($0.36 per share) in the second quarter of 2004. Our second quarter 2005 results reflected the portfolio changes made in the last two years and the continued benefits of our diversification and growth initiatives. It was a strong quarter with all 11 of our businesses reporting at least double-digit earnings growth.

For the first half of 2005, net earnings rose 21% to $8.612 billion and net earnings per share increased to $0.81, compared with last year’s $0.69.

Revenues of $41.6 billion in the second quarter of 2005 were 13% higher than in the corresponding quarter of 2004. Organic revenues - which exclude the effects of acquisitions, dispositions and changes in currency exchange rates, as well as the Insurance segment - increased 8%. Industrial sales increased 12% to $22.4 billion, reflecting the combined effects of the second quarter 2004 combination of NBC with Vivendi Universal Entertainment LLLP (VUE), the acquisitions of Amersham plc (Amersham) and other businesses, and organic growth. Sales of product services (including sales of spare parts and related services) grew 10% to $6.9 billion in the second quarter. Financial services revenues of $19.0 billion were up $2.1 billion or 12% over last year and included $0.8 billion and $0.2 billion of revenue from acquisitions and dispositions, respectively, for the second quarter of 2005. Revenues were reduced by $0.3 billion in the second quarter of 2004 for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Financial services revenues also increased as a result of organic revenue growth and the weaker U.S. dollar.

Revenues for the first six months of 2005 rose 16% to $81.3 billion, compared with $70.4 billion last year. Industrial sales of $43.2 billion were 18% higher than in 2004 primarily reflecting the effects of recent acquisitions ($5.7 billion) and a stronger economy, partially offset by dispositions ($0.7 billion). Financial services revenues for the first six months of 2005 were $38.0 billion, a $3.9 billion, or 11%, increase over the first six months of 2004. Revenues included $1.8 billion and $0.3 billion of revenue from acquisitions for the first six months of 2005 and 2004, respectively, and $0.2 billion in 2005 from the effects of dispositions. Revenues were reduced by $0.1 billion for the first six months of 2005 for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth and the weaker U.S. dollar.

During the first half of 2005, we reduced our ownership of Genworth Financial, Inc. (Genworth) to 51.7%, and we used the proceeds to eliminate parent-supported debt at GE Capital. As a result, GECS increased its dividend from 10% to 40% of year-to-date earnings in the second quarter. As we indicated in May 2005, we expect (subject to market conditions) to reduce our ownership in Genworth over the next two years as it transitions to full independence.

(20)

Total orders for the quarter increased 13% over second quarter of 2004 and backlog for major equipment orders rose 15% to $23 billion. In addition, global revenues increased 20%. We believe that our diversified portfolio is strategically positioned and performing well.

We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

Effects of the acquisitions and dispositions on comparisons of our operations follow.

	Three months ended June 30		Six months ended June 30
(In billions)	2005	2004	2005	2004

Acquisitions
Revenues	$3.7	$2.9	$7.5	$4.4
Net earnings	0.3	0.2 (a)	0.7	0.4 (a)

Dispositions
Revenues	(0.2)	(1.0)	(0.4)	(2.0)
Net earnings	0.3	(0.2)	0.2	(0.3)

(a)	Before corporate costs of $0.2 billion related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham.

Segment Analysis

The following discussion compares revenues and segment profit by operating segment for the three and six months ended June 30, 2005 and 2004. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges; certain gains/losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit includes or excludes interest and other financial charges and segment income taxes according to how segment management is measured - excluded in determining operating profit for Advanced Materials, Consumer & Industrial, Energy, Healthcare, Infrastructure, NBC Universal and Transportation, but included in determining segment profit, which we refer to as “segment net earnings,” for Commercial Finance, Consumer Finance, Equipment & Other Services and Insurance.

As of July 5, 2005, our 11 businesses were reorganized into six businesses. Results in this Form 10-Q are reported according to the 11-business organization that was in effect during the periods presented.

Advanced Materials revenues in the second quarter of 2005 were $2.3 billion, up 10% from the second quarter of 2004 reflecting higher prices ($0.4 billion), partially offset by lower volume ($0.3 billion). Operating profit of $0.3 billion rose 60% as higher prices ($0.4 billion) more than offset higher material costs ($0.1 billion), primarily for commodities such as benzene, and lower productivity ($0.2 billion).

(21)

Advanced Materials revenues in the first six months of 2005 were $4.5 billion, up 14%, as higher prices ($0.8 billion) and the weaker U.S. dollar ($0.1 billion) more than offset lower volume ($0.4 billion). First half operating profit of $0.5 billion rose 61% as higher prices ($0.8 billion) more than offset the effect of higher material costs ($0.3 billion), primarily for commodities such as benzene, and lower productivity ($0.3 billion).

Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$6,068	$5,732	$12,108	$11,123

Net revenues
Total revenues	$6,068	$5,732	$12,108	$11,123
Interest expense	1,858	1,442	3,638	2,835
Total net revenues	$4,210	$4,290	$8,470	$8,288

Net earnings	$1,215	$975	$2,366	$1,930

	At
(In millions)	6/30/05	6/30/04	12/31/04

Total assets	$232,913	$223,154	$232,123

(22)

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Real Estate(a)
Revenues	$613	$598	$1,376	$1,201
Net earnings	$210	$215	$492	$445

Aviation Services(a)
Revenues	$819	$777	$1,636	$1,492
Net earnings	$185	$133	$348	$277

	At
(In millions)	6/30/05	6/30/04	12/31/04

Real Estate(a)
Total assets	$30,397	$31,416	$33,497

Aviation Services(a)
Total assets	$37,911	$35,668	$37,384

(a)
We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has particular discrete concentrations of risk and opportunities.

Commercial Finance revenues and net earnings increased 6% and 25%, respectively, compared with the second quarter of 2004. Revenues for the second quarter of 2005 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues also increased $0.3 billion compared with the second quarter of 2004 as a result of organic revenue growth ($0.2 billion) and the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion) with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations.

Commercial Finance revenues and net earnings increased 9% and 23%, respectively, compared with the first six months of 2004. Revenues for the first six months of 2005 and 2004 included $0.7 billion and $0.3 billion from acquisitions, respectively. Revenues for the first six months of 2005 were reduced by $0.1 billion as a result of dispositions. First half revenues also increased $0.7 billion as a result of organic revenue growth ($0.5 billion) and the weaker U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion) with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations, and acquisitions ($0.1 billion).

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

(23)

Consumer Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$4,928	$3,830	$9,617	$7,419

Net revenues
Total revenues	$4,928	$3,830	$9,617	$7,419
Interest expense	1,413	844	2,696	1,617
Total net revenues	$3,515	$2,986	$6,921	$5,802

Net earnings	$735	$600	$1,470	$1,202

	At
(In millions)	6/30/05	6/30/04	12/31/04

Total assets	$149,568	$116,851	$151,255

Consumer Finance revenues and net earnings increased 29% and 23%, respectively, compared with the second quarter of 2004. Revenues for the second quarter of 2005 included $0.6 billion from acquisitions. Revenues also increased $0.5 billion compared with the second quarter of 2004 as a result of organic revenue growth ($0.4 billion) and the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion).

Consumer Finance revenues and net earnings increased 30% and 22%, respectively, compared with the first six months of 2004. First half revenues included $1.1 billion from acquisitions. Revenues also increased $1.1 billion as a result of organic revenue growth ($0.9 billion) and the weaker U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), including growth in lower taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.1 billion).

The most significant acquisitions affecting Consumer Finance results in 2005 were 2004 acquisitions. In the fourth quarter of 2004, we acquired Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; the private-label credit card portfolio of Dillard’s Inc.; and the strategic joint venture with Hyundai Capital Services, Korea’s leading consumer finance company. In the second quarter of 2004, we acquired WMC Finance Co. (WMC), a U.S. wholesale mortgage lender.

Consumer & Industrial revenues increased 2% to $3.6 billion in the second quarter of 2005 reflecting higher prices ($0.1 billion). Second quarter operating profit of $0.2 billion rose 11% as higher prices, especially on sales of higher-margin, high-end appliances ($0.1 billion), and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.1 billion).

(24)

Consumer & Industrial revenues increased 4% to $6.8 billion during the first half of 2005 reflecting higher prices ($0.1 billion), higher volume ($0.1 billion) and the weaker U.S. dollar ($0.1 billion). First half operating profit rose 11% to $0.4 billion as higher material and other costs ($0.2 billion) were more than offset by productivity ($0.1 billion) and higher prices ($0.1 billion), especially on sales of higher-margin, high-end appliances.

Energy revenues increased 10% to $4.5 billion compared with $4.1 billion in the second quarter of 2004, on higher volume ($0.5 billion), primarily in services and wind turbines, as well as the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.1 billion). We sold 27 large heavy-duty gas turbines compared with 29 units in the second quarter of 2004. Operating profit rose 10% to $0.7 billion reflecting productivity ($0.1 billion), including customer settlements and contract terminations, and higher volume ($0.1 billion), which more than offset lower prices ($0.1 billion).

Energy revenues increased 13% to $9.0 billion for the first six months of 2005, primarily on higher volume ($1.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower prices ($0.3 billion). We sold 61 large heavy-duty gas turbines compared with 65 units in the first six months of 2004. Operating profit was relatively unchanged at $1.3 billion, as higher volume ($0.2 billion) combined with productivity ($0.1 billion), including customer settlements and contract terminations, were substantially offset by lower prices ($0.3 billion).

See GE Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Equipment & Other Services second quarter revenues and net earnings each increased $0.2 billion. Revenues increased for effects of certain derivatives transactions not qualifying for accounting purposes as hedges ($0.3 billion), partially offset by the 2004 disposition of IT Solutions ($0.1 billion). The increase in net earnings resulted primarily from effects of certain derivatives transactions not qualifying for accounting purposes as hedges in 2004 ($0.2 billion).

Equipment & Others Services revenues decreased $0.1 billion and net earnings increased $0.2 billion compared with the first six months of 2004. First half revenues were reduced by $0.2 billion as a result of the 2004 IT Solutions disposition, and $0.1 billion resulting from the effects of certain derivatives transactions not qualifying for accounting purposes as hedges, partially offset by organic revenue growth resulting from improved operating performance at Equipment Services ($0.2 billion) and improved investment returns at GE Equity ($0.1 billion). The increase in net earnings resulted primarily from improved operating performance at Equipment Services ($0.1 billion) and improved investment returns at GE Equity ($0.1 billion).

Healthcare revenues rose 12% to $3.8 billion in the second quarter of 2005 as higher volume ($0.4 billion), primarily from strong CT and monitoring equipment sales at Healthcare Technology ($0.3 billion), and the weaker U.S. dollar ($0.1 billion) were partially offset by lower prices ($0.1 billion). Operating profit of $0.7 billion in the second quarter of 2005 was 15% higher than 2004 as productivity ($0.1 billion) and higher volume ($0.1 billion) more than offset lower prices ($0.1 billion).

(25)

Healthcare revenues rose 21% to $7.1 billion in the first half of 2005 as higher volume ($1.3 billion), primarily from the Amersham acquisition in the second quarter of 2004 ($0.7 billion), and the weaker U.S. dollar ($0.1 billion) more than offset lower prices ($0.2 billion). Operating profit of $1.1 billion was 17% higher than in the first six months of 2004 as higher volume ($0.2 billion) and productivity ($0.2 billion) more than offset lower prices ($0.2 billion).

See GE Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Infrastructure revenues of $1.2 billion in the second quarter of 2005 were 43% higher than the corresponding period in 2004 on higher volume ($0.3 billion) primarily from acquisitions, including Ionics in the Water business and InVision and Edwards in the Security business. Operating profit of $0.2 billion in the second quarter of 2005 rose modestly as a result of these acquisitions.

Infrastructure revenues of $2.2 billion in the first six months of 2005 were 34% higher than the first six months of 2004 on higher volume ($0.5 billion) principally from acquisitions. Operating profit for the first half of 2005 rose 28% to $0.3 billion, reflecting higher volume ($0.1 billion) from the acquisitions.

Insurance

	Three months ended June 30		Six months ended June 30
(In millions)	2005	2004	2005	2004

Revenues	$6,007	$5,554	$12,340	$11,507
Net earnings	$284	$53	$667	$463

GE Insurance Solutions
Revenues	$2,334	$2,666	$4,674	$5,313
Net earnings	$196	$142	$347	$282

Insurance revenues and net earnings in the second quarter of 2005 increased $0.5 billion and $0.2 billion, respectively, compared with the second quarter of 2004. The increase in revenues resulted primarily from the 2004 effects of the Genworth initial public offering ($0.4 billion), higher investment income ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and the gain on the sale of Medical Protective Corporation ($0.1 billion). These increases were partially offset by net declines in volume resulting from the strategic exit of certain business channels, primarily at GE Insurance Solutions ($0.3 billion). The increase in net earnings resulted primarily from the after-tax effects of the Genworth public offerings ($0.2 billion) and the gain on the sale of Medical Protective Corporation ($0.1 billion).

Insurance revenues and net earnings in the first half of 2005 increased $0.8 billion and $0.2 billion, respectively, compared with the 2004 period. The increase in revenues resulted primarily from higher investment income ($0.7 billion), the effects of the Genworth public offerings ($0.6 billion) and the weaker U.S. dollar ($0.3 billion). These increases were partially offset by net declines in volume resulting from the strategic exit of certain business channels, primarily at GE Insurance Solutions ($0.7 billion). The increase in net earnings resulted primarily from the after-tax effects of the Genworth public offerings ($0.1 billion) and the gain on the sale of Medical Protective Corporation ($0.1 billion).

(26)

NBC Universal reported a 35% increase in revenues to $3.9 billion in the second quarter of 2005 as higher volume, primarily from the second quarter 2004 combination of NBC with VUE ($0.7 billion), and a gain in connection with the acquisition of preferred shares previously issued by VUE ($0.3 billion), were partially offset by an investment impairment ($0.1 billion). NBC Universal reported operating profit of $1.0 billion, up 27% from the second quarter of 2004 as the higher volume ($0.2 billion) and preferred share acquisition gain ($0.3 billion) were partially offset by minority interest expense ($0.1 billion), higher operating costs ($0.1 billion) and an investment impairment ($0.1 billion).

NBC Universal reported a 68% increase in revenues to $7.5 billion for the first six months of 2005 reflecting higher volume ($2.6 billion), primarily from the second quarter 2004 combination of NBC with VUE, a gain in connection with the acquisition of preferred shares previously issued by VUE ($0.3 billion), and higher prices ($0.1 billion), partially offset by an investment impairment ($0.1 billion). NBC Universal reported operating profit of $1.7 billion for the first half of 2005, up 45% as higher volume ($0.7 billion), preferred share acquisition gain ($0.3 billion) and higher prices ($0.1 billion) were partially offset by higher operating costs ($0.3 billion), minority interest expense ($0.3 billion) and the investment impairment ($0.1 billion).

Transportation revenues of $4.2 billion increased 9% from the second quarter of 2004 on higher volume ($0.2 billion), including increased sales in commercial engines, related services and locomotives. Operating profit increased 11% to $0.9 billion on the higher volume.

Transportation revenues of $8.0 billion for the first six months of 2005 rose 9% over 2004 on higher volume ($0.5 billion), including increased sales in commercial engines, related services and locomotives and higher prices ($0.1 billion). Operating profit increased 13% to $1.6 billion for the first half of 2005 as higher volume ($0.1 billion), productivity ($0.1 billion) and higher prices ($0.1 billion) more than offset higher materials and labor costs ($0.1 billion).

GE Corporate Items and Eliminations expense for the second quarter and first half of 2005 decreased $0.1 billion compared with the corresponding periods of 2004, reflecting the lack of a current year counterpart to last year’s $0.3 billion of Healthcare charges, principally related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham, partially offset by the lack of a current year counterpart to last year’s $0.1 billion gain on the sale of Energy’s fuel dispenser business and $0.1 billion higher 2005 pension costs.

B. Financial Condition

Overview of Financial Position

Major changes in our financial position during 2005 resulted from the following.

•
During 2005, we completed acquisitions of Edwards Systems Technology and Ionics Inc. by our Infrastructure segment. We also completed the preferred share acquisition with IAC/InterActiveCorp (IAC) and purchase of its minority interest in VUE. Our financial services business also completed acquisitions of the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; and ING’s portion of Heller AG.

(27)

•
At the end of the second quarter of 2005, we completed the previously announced sale of Medical Protective Corporation, formerly a wholly-owned subsidiary providing medical professional liability insurance, to Columbia Insurance, a unit of Berkshire Hathaway.

•
GECS minority interest in equity of consolidated affiliates increased during 2005, primarily because of our sale of an additional 18.4% of the common shares of Genworth. GE minority interest decreased during the same period, primarily because of transactions with minority interests in VUE.

•
The U.S. dollar was slightly stronger at June 30, 2005, than it was at December 31, 2004, slightly reducing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in 2005 has been weaker than during the comparable 2004 period, resulting in increases in reported levels of non-U.S. dollar operations as noted in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Consolidated assets of $740.4 billion at June 30, 2005, were $10.1 billion lower than at December 31, 2004. GE assets decreased $1.8 billion; GECS assets decreased $6.6 billion.

GE assets were $189.8 billion at June 30, 2005, a decrease of $1.8 billion from December 31, 2004. The decrease reflects a $3.2 billion decrease in All other assets, primarily from the IAC transaction at NBC Universal, partially offset by a $2.6 billion increase in intangible assets, primarily related to the acquisitions of Edwards Systems Technology and Ionics.

Financial services assets decreased by $6.6 billion from the end of 2004 primarily because of a decrease in financing receivables. Financing receivables, before allowance for losses, were $281.1 billion at June 30, 2005, compared with $288.3 billion at December 31, 2004, primarily from securitizations and sales ($19.0 billion) and the stronger June 30, 2005, U.S. dollar ($8.6 billion), partially offset by core growth ($15.0 billion) and acquisitions ($8.7 billion).

Consolidated liabilities of $610.8 billion at June 30, 2005, were $12.5 billion lower than the year-end 2004 balance. GE liabilities decreased $1.5 billion; GECS liabilities decreased $10.7 billion.

GE liabilities of $71.6 billion decreased $1.5 billion from December 31, 2004, reflecting a $1.1 billion reduction in GE All Other Liabilities primarily because of the VUE/IAC preferred share redemption. The ratio of borrowings to total capital invested for GE at the end of the second quarter was 8.8% compared with 9.0% at the end of last year and 10.7% at June 30, 2004.

Financial services liabilities decreased by $10.7 billion to $544.8 billion reflecting decreases in borrowings of $5.4 billion and Insurance liabilities, reserves and annuity benefits of $4.6 billion. Insurance liabilities, reserves and annuity benefits decreased primarily as a result of sale of Medical Protective Corporation and the effects of the strengthening U.S. dollar at the end of the second quarter of 2005.

Consolidated cash and equivalents were $12.9 billion at June 30, 2005, a decrease of $2.4 billion for the first six months of 2005. Cash and equivalents amounted to $10.3 billion at June 30, 2004, a decrease of $2.4 billion from December 31, 2003. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $8.0 billion in the first six months of 2005, $6.8 billion in the first six months of 2004 and $4.2 billion in the first six months of 2003.

(28)

With respect to GE CFOA, we believe it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash. That analysis follows.

	Six months ended June 30
(In billions)	2005	2004

Operating cash collections	$44.5	$37.9
Operating cash payments	(38.3)	(32.9)
Cash dividends from GECS	1.8	1.8
GE cash from operating activities	$8.0	$6.8

The most significant source of cash in CFOA was customer-related activities, the largest of which was collecting cash following a product or services sale. GE operating cash collections increased by about $6.6 billion during the first six months of 2005, consistent with the changes in comparable GE operating segment revenues. The “Segment Analysis” of operating segment revenues is the best way of understanding customer-related CFOA.

The most significant operating use of cash was to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first six months of 2005 by about $5.4 billion, comparable to the increases in GE total costs and expenses, and reflecting the effect of the second quarter 2004 acquisition of Amersham and the combination of NBC and VUE.

  Cash from operating activities within the financial services businesses decreased in the first six months of 2005 by $3.0 billion to $10.1 billion and increased in the first six months of 2004 by $5.4 billion to $13.1 billion. This amount does not correspond to the distribution of GECS retained earnings displayed as dividends from GECS in CFOA. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends such as proceeds from business sales. There were no such special dividends during the first six months of 2005; $1.5 billion of special dividends (primarily proceeds from the Genworth public offering) were paid during the first six months of 2004. Financial services cash is not necessarily freely available for alternative uses. For example, cash generated by our Insurance businesses is restricted by various insurance regulations. Maintaining or growing Commercial Finance and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets, an activity that is shown as investing activities.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our announced $15 billion share repurchase program and continue making selective investments for long-term growth.

(29)

C. Financial Services Portfolio Quality

Investment securities comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. contractholders who generally retain the related risks and rewards. GECS investment securities were $133.6 billion at June 30, 2005, compared with $135.2 billion at December 31, 2004. The decrease of $1.6 billion was primarily the result of the sale of Medical Protective Corporation and the effects of the strengthening U.S. dollar at the end of the second quarter of 2005, partially offset by an increase in the estimated fair value of debt securities as interest rates declined.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at June 30, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; more than half of this amount related to the automotive and commercial airline industries.

Impairment losses for the first six months of both 2005 and 2004 totaled $0.1 billion. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $6.8 billion and $0.8 billion, respectively, at June 30, 2005, compared with $5.3 billion and $0.8 billion, respectively, at December 31, 2004, primarily reflecting an increase in the estimated fair value of debt securities as interest rates declined. At June 30, 2005, available accounting gains could be as much as $2.3 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

At June 30, 2005, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.3 billion. The aggregate amortized cost of these available-for-sale securities was $1.8 billion. We believe that our securities, which are current on all payment terms, were in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectations prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at June 30, 2005. See additional discussion of our positions in the commercial aviation industry under “D. Additional Considerations.”

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $281.1 billion at June 30, 2005, and $288.3 billion at December 31, 2004. The related allowance for losses at June 30, 2005, amounted to $5.0 billion compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables are those that are 90 days or more past due or for which collection has otherwise become doubtful; and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

(30)

Commercial Finance financing receivables, before allowance for losses, totaled $144.4 billion at June 30, 2005, compared with $145.4 billion at December 31, 2004, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables decreased primarily from securitizations and sales ($18.4 billion) and the effects of the strengthening U.S. dollar at the end of the second quarter of 2005 ($2.4 billion). The decreases were partially offset by core growth ($14.4 billion) and acquisitions ($8.7 billion). Related nonearning and reduced-earning receivables were $1.6 billion (1.1% of outstanding receivables) at both June 30, 2005 and year-end 2004. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

Consumer Finance financing receivables, before allowance for losses, were $123.8 billion at June 30, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables decreased primarily as a result of the effects of the strengthening U.S. dollar at the end of the second quarter of 2005 ($6.2 billion) and securitization activity ($0.6 billion), partially offset by core growth ($2.8 billion). Nonearning consumer receivables were $2.7 billion at June 30, 2005 compared with $2.5 billion at December 31, 2004 representing 2.1% and 2.0% of outstanding receivables, respectively. The increase was primarily related to higher nonearning receivables in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase was partially offset by the continued improvement in the U.S. economy.

Equipment & Other Services financing receivables, before allowance for losses, amounted to $12.9 billion and $15.1 billion at June 30, 2005, and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables were $0.2 billion (1.2% of outstanding receivables) at both June 30, 2005 and December 31, 2004.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Delinquency rates at
	6/30/05(a)	12/31/04	6/30/04

Commercial Finance	1.31%	1.40%	1.62%
Consumer Finance	5.15	4.85	5.65

(a)	Subject to update.

Delinquency rates at Commercial Finance decreased from December 31, 2004, and June 30, 2004, to June 30, 2005, primarily resulting from improved collection efforts across all portfolios.

(31)

Delinquency rates at Consumer Finance increased from December 31, 2004 to June 30, 2005, as a result of higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase was partially offset by the continued improvement in the U.S. economy. The decrease from June 30, 2004 to June 30, 2005, reflected the results of the standardization of our write-off policy and the acquisition of AFIG, a residential mortgage lender in Australia, partially offset by higher delinquencies in our European secured financing business.

D. Additional Considerations

Commercial Aviation

Commercial aviation is an industry in which we have a significant ongoing interest. Although several customers in this industry are operating under bankruptcy protection, various Boeing and Airbus aircraft secure substantially all of our related financial exposure. At June 30, 2005, our largest bankruptcy exposures were to US Airways, $2.6 billion, and UAL Corp., $1.4 billion. For the first six months of 2005, we recognized impairment charges and provisions amounting to $0.3 billion, the largest of which related to US Airways. Comparable 2004 year-to-date charges and provisions amounted to $0.1 billion. Demand in the global aviation markets has been strong and we continue to be confident in the global industry’s prospects.

On May 19, 2005, US Airways and America West Holdings Corporation (America West), the parent of America West Airlines, Inc., announced a merger agreement subject to approval by various parties, including certain shareholders, creditors and regulators. Upon completion of that merger, we have agreed to remove aircraft from the combined US Airways/America West fleet on a scheduled basis and to restructure a number of lease agreements, reducing our combined exposure to the merged airline from about $3.6 billion at June 30, 2005, to about $2.6 billion. Subject to future market conditions, we believe that we will be able to redeploy the aircraft that we remove.

E. Debt Instruments

During the first six months of 2005, GECS and GECS affiliates issued $40 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 12 other global markets. Maturities for these issuances ranged from two to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and asset growth. We anticipate that we will issue between $15 billion and $20 billion of additional long-term debt during the remainder of 2005, although the ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of GECS debt obligations, excluding debt of consolidated, liquidating securitization entities such as asset-backed debt obligations.

	At
	6/30/05	12/31/04

Senior notes and other long-term debt	61%	58%
Commercial paper	25	25
Current portion of long-term debt	9	11
Other - bank and other retail deposits	5	6
Total	100%	100%

(32)

F. New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options, previously optional accounting that we adopted voluntarily in 2002. The transitional effect of this provision of SFAS 123R will therefore be modest, consisting of reductions in second quarter, first six months and full year 2006 net earnings of $11 million, $22 million and $27 million, respectively, to expense the unvested portion of options granted in 2001. SFAS 123R also will require us to change the classification of certain tax benefits from options deductions to financing rather than operating cash flows. While the effects of these future tax deductions will depend on several variables, had SFAS 123R been in effect, approximately $0.1 billion would have been required to be classified as financing, not operating, cash flows in the first six months of both 2005 and 2004.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2005. Other than the remedial actions taken to address the material weakness in our internal control over financial reporting with respect to accounting for certain derivatives transactions, no change in internal control over financial reporting occurred during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Such actions were disclosed in the Form 10-Q for the quarter ended March 31, 2005, and included:

•
improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended; and

•	retesting our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with SFAS 133.

Part II. Other Information

Item 1. Legal Proceedings

On June 14, 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking documents relating to finite risk insurance. The subpoena is general in nature. As previously reported, GE Insurance Solutions, one of GE’s businesses, received a similar subpoena from the Northeast Regional Office of the Securities and Exchange Commission (SEC) on April 29, 2005. The Company will cooperate fully with the SEC and the U.S. Attorney’s Office.

(33)

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2005
April	13,578	$36.04	5,100
May	14,827	$36.65	4,763
June	8,138	$35.80	7,363
Total	36,543	$36.24	17,226	$14.3 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 19,317 shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares repurchased through the 2004 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2007. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we will modify the frequency and amount of share repurchases under the Program.

(34)

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Shareowners of General Electric Company was held on April 27, 2005.
(b)	All director nominees were elected.
(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals
Ratification of selection of independent
auditors for 2005	8,801,815,088	142,716,733	80,173,408	-

Shareowner Proposals
(1) Relating to cumulative voting	1,349,597,407	5,503,899,813	133,378,106	2,037,829,903
(2) Relating to nuclear risk	495,104,666	5,915,857,041	575,913,619	2,037,829,903
(3) Relating to PCB cleanup costs	1,773,930,595	4,682,266,676	530,678,055	2,037,829,903
(4) Relating to over-extended directors	1,921,346,022	4,927,147,645	138,381,659	2,037,829,903
(5) Relating to sustainability	501,819,761	5,838,521,251	646,534,314	2,037,829,903
(6) Relating to political contributions	678,250,420	5,752,024,702	556,600,204	2,037,829,903
(7) Relating to animal testing	206,962,682	6,132,280,551	647,632,093	2,037,829,903

Election of Directors
Director			Votes Received	Votes Withheld

James I. Cash, Jr.			8,852,010,056	172,695,173
William M. Castell			8,801,679,737	223,025,492
Dennis D. Dammerman			8,801,509,856	223,195,373
Ann M. Fudge			8,855,854,691	168,850,538
Claudio X. Gonzalez			7,443,060,958	1,581,644,271
Jeffrey R. Immelt			8,805,173,608	219,531,621
Andrea Jung			8,870,118,746	154,586,483
Alan G. Lafley			8,684,310,039	340,395,190
Ralph S. Larsen			8,861,370,537	163,334,692
Rochelle B. Lazarus			8,871,112,263	153,592,966
Sam Nunn			8,563,402,795	461,302,434
Roger S. Penske			8,623,373,588	401,331,641
Robert J. Swieringa			8,873,136,979	151,568,250
Douglas A. Warner III			8,810,874,479	213,830,750
Robert C. Wright			8,809,040,152	215,665,077

(35)

Item 6. Exhibits

Exhibit 11	Computation of Per Share Earnings*

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 5 to the condensed, consolidated financial statements in this report.

(36)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 29, 2005	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(37)