Form 10-Q
period 2005-09-30
GENERAL ELECTRIC CO
filed 2005-10-24
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

There were 10,566,167,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2005.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest rates and commodity prices; strategic actions, including dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; unanticipated loss development in our insurance businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 6, 2005, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

Genworth

On September 27, 2005, we reduced our ownership of Genworth Financial, Inc. (Genworth) to 27%, a level of investment that is reported as an associated company. As an associated company, our ongoing interest in Genworth operating results as well as our $3.2 billion remaining net investment at September 30, 2005, were each presented on a one-line basis. On our September 30, 2005, Condensed Statement of Financial Position, one-line display of the net assets and liabilities reduced total assets by $83.4 billion. The most significant effects of this reduction were a decrease in investment securities and insurance receivables that affected our consolidated assets, and a decrease in insurance liabilities, reserves and annuity benefits that affected our consolidated liabilities.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2005	2004	2005	2004	2005	2004

Sales of goods	$14,346	$13,508	$13,823	$12,813	$543	$706
Sales of services	7,673	8,099	7,744	8,154	-	-
Other income	347	189	367	193	-	-
Earnings of GECS	-	-	2,685	2,253	-	-
GECS revenues from services	19,561	16,540	-	-	19,882	16,907
Total revenues	41,927	38,336	24,619	23,413	20,425	17,613

Cost of goods sold	11,247	10,349	10,764	9,686	505	674
Cost of services sold	4,754	5,578	4,825	5,633	-	-
Interest and other financial charges	3,826	2,974	339	355	3,619	2,734
Insurance losses and policyholder and
annuity benefits	4,646	3,858	-	-	4,698	3,910
Provision for losses on financing receivables	1,095	785	-	-	1,095	785
Other costs and expenses	9,979	9,401	3,200	3,075	6,934	6,530
Minority interest in net earnings of
consolidated affiliates	359	269	146	143	213	126
Total costs and expenses	35,906	33,214	19,274	18,892	17,064	14,759
Earnings before income taxes	6,021	5,122	5,345	4,521	3,361	2,854
Provision for income taxes	(1,344)	(1,051)	(668)	(450)	(676)	(601)
Net earnings	$4,677	$4,071	$4,677	$4,071	$2,685	$2,253

Per-share amounts
Diluted earnings per share	$0.44	$0.38
Basic earnings per share	$0.44	$0.39

Dividends declared per share	$0.22	$0.20

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2005	2004	2005	2004	2005	2004

Sales of goods	$42,751	$38,915	$40,912	$36,995	$1,881	$2,010
Sales of services	23,662	20,457	23,896	20,647	-	-
Other income	1,260	650	1,321	660	-	-
Earnings of GECS	-	-	7,252	5,747	-	-
GECS revenues from services	55,536	48,687	-	-	56,503	49,667
Total revenues	123,209	108,709	73,381	64,049	58,384	51,677

Cost of goods sold	33,278	30,210	31,553	28,374	1,768	1,926
Cost of services sold	14,861	13,460	15,095	13,650	-	-
Interest and other financial charges	11,500	8,600	1,056	643	10,853	8,289
Insurance losses and policyholder
and annuity benefits	12,362	11,190	-	-	12,504	11,342
Provision for losses on financing receivables	2,955	2,744	-	-	2,955	2,744
Other costs and expenses	30,142	27,960	9,777	8,531	20,841	19,935
Minority interest in net earnings of
consolidated affiliates	1,130	539	581	291	549	248
Total costs and expenses	106,228	94,703	58,062	51,489	49,470	44,484

Earnings before income taxes	16,981	14,006	15,319	12,560	8,914	7,193
Provision for income taxes	(3,692)	(2,818)	(2,030)	(1,372)	(1,662)	(1,446)
Net earnings	$13,289	$11,188	$13,289	$11,188	$7,252	$5,747

Per-share amounts
Diluted earnings per share	$1.25	$1.08
Basic earnings per share	$1.25	$1.08

Dividends declared per share	$0.66	$0.60

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	9/30/05	12/31/04	9/30/05	12/31/04	9/30/05	12/31/04

Cash and equivalents	$10,927	$15,328	$3,227	$3,155	$9,653	$12,367
Investment securities	78,928	135,536	458	413	78,491	135,152
Current receivables	12,860	14,233	13,070	14,533	-	-
Inventories	10,796	9,778	10,622	9,589	174	189
Financing receivables - net	281,062	282,699	-	-	281,062	282,699
Insurance receivables - net	14,386	25,709	-	-	14,631	25,971
Other GECS receivables	15,034	10,771	-	-	18,709	14,134
Property, plant and equipment (including
equipment leased to others) - net	65,486	63,334	16,194	16,756	49,292	46,578
Investment in GECS	-	-	53,876	54,292	-	-
Intangible assets - net	83,295	83,240	57,544	54,720	25,751	28,520
All other assets	89,898	109,879	35,413	38,123	55,684	72,894
Total assets	$662,672	$750,507	$190,404	$191,581	$533,447	$618,504

Short-term borrowings	$142,446	$157,694	$3,364	$3,409	$141,371	$154,791
Accounts payable, principally trade accounts	22,524	24,729	9,710	11,013	16,426	17,104
Progress collections and price adjustments accrued	4,339	3,937	4,339	3,937	-	-
Other GE current liabilities	19,933	19,868	19,952	19,898	-	-
Long-term borrowings	217,600	212,670	7,590	7,625	210,994	206,008
Insurance liabilities, reserves and annuity benefits	75,128	140,585	-	-	75,422	140,902
All other liabilities	43,654	49,051	22,751	23,561	21,008	25,572
Deferred income taxes	14,691	14,769	4,037	3,616	10,654	11,153
Total liabilities	540,315	623,303	71,743	73,059	475,875	555,530

Minority interest in equity of consolidated affiliates	9,376	16,383	5,680	7,701	3,696	8,682
Common stock (10,566,167,000 and 10,586,358,000
shares outstanding at September 2005 and
December 2004, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,866	2,268	1,866	2,268	1,779	2,345
Currency translation adjustments	3,650	6,850	3,650	6,850	3,089	5,104
Cash flow hedges	(941)	(1,223)	(941)	(1,223)	(939)	(1,354)
Minimum pension liabilities	(630)	(657)	(630)	(657)	(156)	(150)
Other capital	25,005	24,265	25,005	24,265	12,386	12,370
Retained earnings	97,685	91,411	97,685	91,411	37,716	35,976
Less common stock held in treasury	(14,323)	(12,762)	(14,323)	(12,762)	-	-

Total shareowners’ equity	112,981	110,821	112,981	110,821	53,876	54,292

Total liabilities and equity	$662,672	$750,507	$190,404	$191,581	$533,447	$618,504

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $3,945 million and $7,238 million at September 30, 2005 and December 31, 2004, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” September 30, 2005, is unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2005	2004	2005	2004	2005	2004

Cash flows - operating activities
Net earnings	$13,289	$11,188	$13,289	$11,188	$7,252	$5,747
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of
property, plant and equipment	6,507	6,158	1,867	1,768	4,640	4,390
Earnings retained by GECS	-	-	(1,740)	(3,683)	-	-
Deferred income taxes	451	(2,215)	(146)	(141)	597	(2,074)
Decrease in GE current receivables	1,766	690	1,857	678	-	-
Decrease (increase) in inventories	(919)	(475)	(934)	(452)	15	(23)
Increase (decrease) in accounts payable	(1,422)	4,341	(1,198)	334	142	4,648
Increase (decrease) in GE progress collections	395	(565)	395	(565)	-	-
Increase in insurance liabilities, reserves
and annuity benefits	2,353	3,645	-	-	2,353	3,645
Provision for losses on financing receivables	2,955	2,744	-	-	2,955	2,744
All other operating activities	4,426	1,062	1,307	581	3,473	1,367
Cash from operating activities	29,801	26,573	14,697	9,708	21,427	20,444

Cash flows - investing activities
Additions to property, plant and equipment	(9,690)	(9,247)	(1,616)	(1,297)	(8,074)	(7,950)
Net decrease (increase) in GECS financing receivables	(5,513)	625	-	-	(5,513)	625
Payments for principal businesses purchased	(10,527)	(20,060)	(3,784)	(3,889)	(6,743)	(16,171)
All other investing activities	4,011	3,057	819	351	2,421	1,314
Cash used for investing activities	(21,719)	(25,625)	(4,581)	(4,835)	(17,909)	(22,182)

Cash flows - financing activities
Decrease in borrowings (maturities 90 days or less)	(10,218)	(8,191)	(493)	(1,350)	(8,027)	(7,062)
Newly issued debt (maturities longer than 90 days)	48,608	43,532	151	331	48,478	43,173
Repayments and other reductions (maturities
longer than 90 days)	(40,866)	(33,556)	(819)	(1,584)	(40,047)	(31,972)
Net dispositions (purchases) of GE treasury shares	(1,868)	3,864	(1,868)	3,864	-	-
Dividends paid to shareowners	(7,015)	(6,158)	(7,015)	(6,158)	(5,512)	(2,064)
All other financing activities	(1,124)	(3,028)	-	-	(1,124)	(3,028)
Cash used for financing activities	(12,483)	(3,537)	(10,044)	(4,897)	(6,232)	(953)

Increase (decrease) in cash and equivalents	(4,401)	(2,589)	72	(24)	(2,714)	(2,691)
Cash and equivalents at beginning of year	15,328	12,664	3,155	1,670	12,367	11,273
Cash and equivalents at September 30	$10,927	$10,075	$3,227	$1,646	$9,653	$8,582

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and Financial Services (GECS) have been eliminated from the “Consolidated” columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2005	2004	2005	2004

Revenues
Commercial Finance	$12,190	$10,496	$34,531	$31,207
Consumer Finance	4,913	4,011	14,530	11,430
Healthcare	3,578	3,330	10,667	9,197
Industrial	8,257	7,635	24,178	22,344
Infrastructure	10,128	9,074	29,723	26,496
NBC Universal	3,038	4,096	10,497	8,545
Corporate items and eliminations	(177)	(306)	(917)	(510)
Consolidated revenues	$41,927	$38,336	$123,209	$108,709

Segment profit(a)
Commercial Finance	$1,451	$1,135	$3,916	$3,072
Consumer Finance	810	681	2,280	1,883
Healthcare	589	503	1,670	1,426
Industrial	629	402	1,790	1,220
Infrastructure	1,880	1,608	5,336	4,701
NBC Universal	603	536	2,291	1,698
Total segment profit	5,962	4,865	17,283	14,000
Corporate items and eliminations	(278)	11	(908)	(797)
GE interest and other financial charges	(339)	(355)	(1,056)	(643)
GE provision for income taxes	(668)	(450)	(2,030)	(1,372)
Consolidated net earnings	$4,677	$4,071	$13,289	$11,188

(a)
Segment profit always excludes the effects of principal pension plans and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and segment income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, Consumer Finance, and the financial services businesses of the Industrial segment (Equipment Services) and the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

On July 5, 2005, we reorganized our businesses around markets and customers. Our Form 8-K filed September 16, 2005, provided reclassified information about this reorganization as it relates to prior periods. Results in this Form 10-Q are reported according to the current organization.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2004. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K/A, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We reclassified certain prior-period amounts to conform to the current period’s presentation. One such reclassification related to GECS financings for sales and leases of GE-manufactured equipment. To reflect actual collections of consolidated cash from third parties for such transactions, consolidated cash from operating activities (CCFOA) and consolidated cash used for investing activities (CCUIA) for the nine months ended September 30, 2004, are consistent with the classification of such items adopted in the fourth quarter of 2004 and reflected in our 2004 Annual Report on Form 10-K/A. In the first nine months of 2004, GECS financed $1.07 billion of GE equipment and collected $666 million on such financings; consequently, we reduced both previously reported CCFOA and CCUIA for the first nine months of 2004 by $405 million.

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 6, 2005, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

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

(8)

3. GECS revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Interest on time sales and loans	$4,957	$4,525	$15,275	$13,085
Premiums earned by insurance businesses	3,679	3,787	11,653	12,254
Operating lease rentals	3,006	2,860	8,562	7,929
Investment income	2,527	1,634	6,410	4,751
Financing leases	962	1,003	3,030	3,183
Fees	1,162	858	3,039	2,520
Other income(a)	3,589	2,240	8,534	5,945
Total(b)	$19,882	$16,907	$56,503	$49,667

(a)
Included gains on Genworth Financial, Inc. (Genworth) secondary public offerings of $422 million and $585 million for the three and nine months ended September 30, 2005, respectively, and the loss on the Genworth initial public offering of $388 million for the nine months ended September 30, 2004. See note 14.

(b)
Included $302 million and $78 million related to consolidated, liquidating securitization entities for the three months ended September 30, 2005 and 2004, respectively, and $1,031 million and $810 million for the nine months ended September 30, 2005 and 2004, respectively. Of that total, the amount related to Australian Financial Investments Group (AFIG), a December 2004 acquisition, was $140 million and $513 million in the three and nine months ended September 30, 2005, respectively.

4. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Other pension plans included the 34 U.S. and non-U.S. pension plans whose pension assets or obligations exceeded $50 million. Smaller pension plans and other retiree benefit plans are not material individually or in the aggregate. The effect on operations of the pension and retiree benefit plans follows.

	Principal Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(971)	$(987)	$(2,911)	$(2,965)
Service cost for benefits earned	407	289	1,057	939
Interest cost on benefit obligation	564	550	1,684	1,648
Prior service cost	63	70	187	247
Net actuarial loss recognized	90	39	261	108
Principal pension plans cost (income)	$153	$(39)	$278	$(23)

(9)

	Other Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(87)	$(75)	$(267)	$(225)
Service cost for benefits earned	66	65	212	195
Interest cost on benefit obligation	89	79	274	237
Prior service cost	1	1	5	5
Net actuarial loss recognized	29	34	86	62
Other pension plans cost	$98	$104	$310	$274

	Principal Retiree Health and Life Insurance Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Expected return on plan assets	$(34)	$(38)	$(103)	$(112)
Service cost for benefits earned	92	51	199	181
Interest cost on benefit obligation	127	127	380	393
Prior service cost	75	75	224	224
Net actuarial loss recognized	18	11	54	47
Principal retiree benefit plans cost	$278	$226	$754	$733

(10)

5. GE’s authorized common stock consists of 13,200,000,000 shares, each having a par value of $0.06. Information related to the calculation of earnings per share follows.

	Three months ended September 30
	2005		2004
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available for per-share calculation(a)	$4,674	$4,677	$4,071	$4,071

Average equivalent shares
Shares of GE common stock outstanding	10,585	10,585	10,566	10,566
Employee compensation-related shares,
including stock options	38	-	44	-

Total average equivalent shares	10,623	10,585	10,610	10,566

Per-share amounts
Net earnings	$0.44	$0.44	$0.38	$0.39

	Nine months ended September 30
	2005		2004
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated operations
Net earnings available for per-share calculation(b)	$13,281	$13,289	$11,188	$11,188

Average equivalent shares
Shares of GE common stock outstanding	10,591	10,591	10,353	10,353
Employee compensation-related shares,
including stock options	42	-	45	-

Total average equivalent shares	10,633	10,591	10,398	10,353

Per-share amounts
Net earnings	$1.25	$1.25	$1.08	$1.08

(a)	Includes dividend equivalents and dilutive effects of subsidiary-issued stock-based awards of $3 million in 2005 and an inconsequential amount in 2004.
(b)	Includes dividend equivalents and dilutive effects of subsidiary-issued stock-based awards of $8 million in 2005 and an inconsequential amount in 2004.

(11)

6. Inventories consisted of the following.

	At
(In millions)	9/30/05	12/31/04

Raw materials and work in process	$5,792	$5,042
Finished goods	5,400	4,995
Unbilled shipments	224	402
Revaluation to LIFO	(620)	(661)
Total	$10,796	$9,778

7. GECS financing receivables - net, consisted of the following.

	At
(In millions)	9/30/05	12/31/04

Time sales and loans, net of deferred income	$222,319	$220,593
Investment in financing leases, net of deferred income	63,788	67,754
	286,107	288,347
Less allowance for losses	(5,045)	(5,648)
Financing receivables - net	$281,062	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows (see note 13):

	At
(In millions)	9/30/05	12/31/04

Time sales and loans, net of deferred income	$17,307	$20,728
Investment in financing leases, net of deferred income	1,144	2,125
	18,451	22,853
Less allowance for losses	(28)	(5)
Financing receivables - net	$18,423	$22,848

8. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	9/30/05	12/31/04

Original cost	$109,294	$106,355
Less accumulated depreciation and amortization	(43,808)	(43,021)
Property, plant and equipment - net	$65,486	$63,334

(12)

9. Intangible assets - net, consisted of the following.

	At
(In millions)	9/30/05	12/31/04

Goodwill	$71,254	$71,191
Capitalized software	2,583	2,652
Present value of future profits (PVFP)	707	1,426
Other intangibles	8,751	7,971
Total	$83,295	$83,240

Intangible assets were net of accumulated amortization of $12,167 million at September 30, 2005, and $16,974 million at December 31, 2004.

Changes in goodwill balances, net of accumulated amortization, follow.

(In millions)	Balance 1/1/05	(a)	Acquisitions/ purchase accounting adjustments	Currency exchange, dispositions and other		Balance 9/30/05

Commercial Finance	$13,967		$286	$(1,950	)(b)	$12,303
Consumer Finance	9,860		(88)	(432)		9,340
Healthcare	13,259		219	(76)		13,402
Industrial	7,674		1,333	(160)		8,847
Infrastructure	9,759		673	(285)		10,147
NBC Universal	16,672		543	-		17,215
Total	$71,191		$2,966	$(2,903)		$71,254

(a)	Balances reflect the July 2005 business reorganization.
(b)	Includes ($1,491 million) related to the deconsolidation of Genworth. See note 14.

The amount of goodwill related to new acquisitions recorded during the first nine months of 2005 was $2,821 million, the largest of which were the following:

•	Industrial acquired Edwards Systems Technology ($1,045 million) and Everest VIT, Inc. ($170 million).

•	Infrastructure acquired Ionics, Inc. ($587 million).

•	Commercial Finance acquired the Transportation Financial Services Group of CitiCapital ($228 million) and the Inventory Finance division of Bombardier Capital ($175 million).

•	NBC Universal acquired the previously outstanding minority interest in Vivendi Universal Entertainment LLLP (VUE) ($358 million).

(13)

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, subsequent revisions to our initial estimates are not uncommon. During the first nine months of 2005, we increased goodwill associated with previous acquisitions by $145 million. The largest such adjustments were increases associated with the 2004 acquisition of Amersham plc (Amersham) by Healthcare ($250 million) and the 2004 combination of NBC with VUE ($128 million). These adjustments were partially offset by a $284 million decrease at GECS, the largest of which was associated with the December 2004 acquisition of Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia, by Consumer Finance.

Intangible Assets Subject to Amortization

	At
	9/30/05			12/31/04
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and other	$7,207	$(1,485)	$5,722	$6,366	$(1,131)	$5,235
Capitalized software	5,741	(3,158)	2,583	5,466	(2,814)	2,652
PVFP	1,157	(450)	707	3,382	(1,956)	1,426
All other	1,664	(685)	979	4,739	(4,037)	702
Total	$15,769	$(5,778)	$9,991	$19,953	$(9,938)	$10,015

Indefinite-lived intangible assets were $2,050 million and $2,034 million at September 30, 2005 and December 31, 2004, respectively, and comprised trademarks, tradenames and U.S. Federal Communication Commission licenses.

Consolidated amortization expense related to intangible assets subject to amortization was $380 million and $425 million for the quarters ended September 30, 2005 and 2004, respectively. Consolidated amortization expense related to intangible assets subject to amortization for the nine months ended September 30, 2005 and 2004, was $1,216 million and $1,183 million, respectively.

(14)

Changes in PVFP balances follow.

	Nine months ended September 30
(In millions)	2005	2004

Balance at January 1	$1,426	$1,562
Accrued interest (a)	62	68
Amortization	(146)	(172)
Genworth deconsolidation (note 14)	(664)	-
Other	29	(20)
Balance at September 30	$707	$1,438

(a)	Interest was accrued at a rate of 6.5% and 6.4% for the nine months ended September 30, 2005 and 2004, respectively.

We evaluate recoverability of PVFP periodically by comparing the current estimate of the present value of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2005 or 2004.

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, realized capital gains and losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance (adjusted for the Genworth deconsolidation) to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

6.6%	5.3%	4.3%	4.0%	3.7%

(15)

10. GECS borrowings are summarized in the following table.

	At
(In millions)	9/30/05	12/31/04

Short-term borrowings
Commercial paper
U.S.
Unsecured	$60,325	$62,694
Asset-backed(a)	10,347	13,842
Non-U.S.	20,463	20,835
Current portion of long-term debt(b)	32,422	37,530
Other	17,814	19,890
Total	141,371	154,791

Long-term borrowings
Senior notes
Unsecured	186,208	179,692
Asset-backed(c)	7,399	10,939
Extendible notes(d)	14,209	14,258
Subordinated notes(e)	3,178	1,119
Total	210,994	206,008
Total borrowings	$352,365	$360,799

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 13.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $772 million and $756 million at September 30, 2005, and December 31, 2004, respectively.
(c)
Entirely obligations of consolidated, liquidating securitization entities. The amounts related to AFIG, a December 2004 acquisition, were $7,056 million and $9,769 million at September 30, 2005, and December 31, 2004, respectively.

(d)	Included obligations of consolidated, liquidating securitization entities of $226 million and $267 million at September 30, 2005, and December 31, 2004, respectively.
(e)	At September 30, 2005, and December 31, 2004, subordinated notes of $1.0 billion, issued between 1991 and 1995, were guaranteed by General Electric Company.

11. A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Net earnings	$4,677	$4,071	$13,289	$11,188
Investment securities - net changes in value	(1,078)	1,136	(402)	(498)
Issuance of NBC Universal shares and other	-	-	109	2,130
Currency translation adjustments - net	473	35	(3,200)	(304)
Cash flow hedges - net changes in value	84	143	282	719
Minimum pension liability - net	3	(7)	27	(11)
Total	$4,159	$5,378	$10,105	$13,224

(16)

12. In 2002, we adopted the stock option expense provisions of SFAS 123, Accounting for Stock Based Compensation, using the prospective method of transition. A comparison of as reported and pro-forma net earnings, including effects of expensing stock options, follows.

	Three months ended September 30		Nine months ended September 30
(In millions; per-share amounts in dollars)	2005	2004	2005	2004

Net earnings, as reported	$4,677	$4,071	$13,289	$11,188
Earnings per share, as reported
Diluted	0.44	0.38	1.25	1.08
Basic	0.44	0.39	1.25	1.08
Stock option expense included in net earnings	26	29	84	74
Total stock option expense	41	67	141	188

Pro-Forma Effects
Net earnings, on pro-forma basis	4,662	4,033	13,232	11,074
Earnings per share, on pro-forma basis
Diluted	0.44	0.38	1.24	1.07
Basic	0.44	0.38	1.25	1.07

13. Securitized assets that are reported in our condensed financial statements are held by securitization-related special purpose entities that were consolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, we consolidated them because we provided a majority of their credit and liquidity support. Most of these entities were established to issue securities backed by assets that were sold by us and by third parties. These entities differ from other entities included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Before the acquisition, AFIG had established entities to securitize residential real estate mortgages, its primary assets. These entities are required to be consolidated under U.S. generally accepted accounting principles. Similar to consolidated, liquidating securitization entities, no new assets have been transferred post acquisition, and we intend to run off these assets. Because these entities have characteristics similar to characteristics of entities we consolidated when we adopted FIN 46, they are included in the following disclosures about securitization entities.

(17)

Assets in securitization entities, both consolidated and off-balance sheet, were as follows:

	At
(In millions)	9/30/05	12/31/04

Receivables secured by
Equipment	$13,180	$13,941
Commercial real estate	12,787	15,747
Residential real estate (a)	8,225	9,094
Other assets	11,187	11,723
Credit card receivables	9,081	7,075
GE trade receivables	3,528	3,582
Total securitized assets	$57,988	$61,162

	At
(In millions)	9/30/05	12/31/04

Off-balance sheet(b)(c)	$37,154	$34,417
On-balance sheet - AFIG	7,197	9,094
On-balance sheet - other(d)	13,637	17,651
Total securitized assets	$57,988	$61,162

(a)	Included $7,197 million and $9,094 million related to AFIG at September 30, 2005 and December 31, 2004, respectively.
(b)
At September 30, 2005 and December 31, 2004, related liquidity support amounted to $2,100 million and $2,300 million, respectively, net of $3,900 million and $4,300 million, respectively, participated or deferred beyond one year. Related credit support amounted to $6,000 million and $6,600 million at September 30, 2005 and December 31, 2004, respectively.

(c)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both September 30, 2005 and December 31, 2004.
(d)
At September 30, 2005 and December 31, 2004, related liquidity support amounted to $11,200 million and $14,400 million, respectively, net of $300 million and $1,200 million, respectively, participated or deferred beyond one year. Related credit support amounted to $5,100 million and $6,900 million at September 30, 2005 and December 31, 2004, respectively.

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

(18)

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	9/30/05	12/31/04

Investment securities	$396	$1,147
Financing receivables - net (note 7) (a)	18,423	22,848
Other assets	1,940	2,408
Other, principally insurance receivables	75	342
Total	$20,834	$26,745

(a)	Included $7,197 million and $9,094 million related to AFIG at September 30, 2005 and December 31, 2004, respectively.

14. In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance. In March 2005, we completed a secondary public offering of 80.5 million shares of Class A Common Stock and, concurrently, Genworth repurchased directly from us approximately 19.4 million shares of Genworth Class B Common Stock. On September 27, 2005, we completed a secondary public offering of 116.2 million shares of Class A Common Stock. These 2005 transactions reduced our ownership of Genworth to 27% and resulted in pre-tax gains of $576 million ($340 million after tax) in the Commercial Finance segment. Following the September 27, 2005, offering, our remaining $3,152 million investment in Genworth was reported as an investment in an associated company accounted for under the equity method.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Electric Company’s consolidated financial statements represent the combination of the industrial manufacturing and product services businesses of General Electric Company (GE) and the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99 to this report on Form 10-Q.

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 6, 2005, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

(19)

A. Results of Operations

Overview

General Electric Company net earnings increased 15% to $4.677 billion, or $0.44 per share, in the third quarter of 2005, compared with $4.071 billion ($0.38 per share) in the third quarter of 2004. Our third quarter 2005 results reflected the portfolio changes made in the last two years and the continued benefits of our diversification and growth initiatives. Despite a volatile environment, we achieved double-digit earnings growth across all six of our businesses.

For the first nine months of 2005, net earnings rose 19% to $13.289 billion, compared with $11.188 billion in 2004 and net earnings per share increased 16% to $1.25, compared with last year’s $1.08.

In March and September 2005, we completed transactions that reduced our ownership of Genworth Financial, Inc. (Genworth) to 27% realizing after-tax gains of $0.3 billion in the Commercial Finance segment. At September 30, 2005, we held 127.1 million shares of Genworth’s Class B Common Stock and our remaining investment was $3.2 billion. We expect (subject to market conditions) to reduce our ownership in Genworth by the end of 2006 as it transitions to full independence. We have increased our focus on exiting our remaining insurance operations.

We recognized an after-tax loss of $0.4 billion in the Commercial Finance segment resulting from two major hurricanes inflicting significant damage in the southern United States in the third quarter of 2005. This loss slightly exceeded our third quarter 2004 U.S. hurricane-related losses.

Revenues of $41.9 billion in the third quarter of 2005 were 9% higher than in the corresponding quarter of 2004. Organic revenues - that is, revenues from comparable business activities excluding Insurance - increased 8%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 3% to $21.6 billion (8% excluding the effects of the 2004 Olympics broadcasts) reflecting the effects of recent acquisitions. Sales of product services (including sales of spare parts and related services) grew 9% to $6.7 billion in the third quarter. Financial services revenues were $20.4 billion, a $2.8 billion, or 16%, increase over the third quarter of 2004. Revenues increased by $0.1 billion in the third quarter of 2004 for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth, higher insurance investment income, the September 2005 Genworth secondary public offering and the effects of acquisitions and dispositions.

Revenues for the first nine months of 2005 rose 13% to $123.2 billion, compared with $108.7 billion last year. Industrial sales of $64.8 billion were 12% higher than in 2004 primarily reflecting the effects of recent acquisitions ($6.2 billion) and a stronger economy, partially offset by dispositions ($0.8 billion). Financial services revenues for the first nine months of 2005 were $58.4 billion, a $6.7 billion, or 13%, increase over the first nine months of 2004. Revenues decreased by $0.1 billion and increased by $0.1 billion for the first nine months of 2005 and 2004, respectively, for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth, higher insurance investment income, the effects of acquisitions and dispositions, effects of the Genworth public offerings and the weaker U.S. dollar.

(20)

Total orders for the quarter increased 11% over third quarter of 2004. Backlog for major equipment orders rose 5% to $28.9 billion during the nine months ended September 30, 2005. In addition, global revenues increased 16% in the third quarter of 2005. We believe that our diversified portfolio is strategically positioned and performing well.

Effects of acquisitions and dispositions on comparisons of our operations follow.

	Three months ended September 30		Nine months ended September 30
(In billions)	2005	2004	2005	2004

Acquisitions
Revenues	$1.1	$3.5	$8.6	$7.9
Net earnings	0.1	0.2	0.8	0.5 (a)

Dispositions
Revenues	(0.1)	(1.3)	(0.5)	(3.7)
Net earnings	0.1	(0.5)	0.3	(1.1)

(a)	Included corporate costs of $0.2 billion related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham plc.

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to “acquired” businesses.

Segment Analysis

The following discussion compares revenues and segment profit by operating segment for the three and nine months ended September 30, 2005 and 2004.

As described in our Form 8-K filed September 16, 2005, we reorganized our businesses on July 5, 2005, around markets and customers.

Our six reporting segments as of July 5, 2005, were as follows:

•
Commercial Finance - the combination of our previous Commercial Finance (excluding Aviation Financial Services, Energy Financial Services and Transportation Finance) and Insurance segments and GE Equity, previously reported in the Equipment & Other Services segment

•	Consumer Finance - unchanged

•	Healthcare - unchanged

•
Industrial - the combination of our previous Consumer & Industrial and Advanced Materials segments, the Security, Sensing and Fanuc Automation businesses of our previous Infrastructure segment, the Inspection Technologies business of our previous Transportation segment and Equipment Services, previously reported in the Equipment & Other Services segment

(21)

•
Infrastructure - the combination of our previous Energy and Transportation segments, the Water business of our previous Infrastructure segment, and Aviation Financial Services, Energy Financial Services and Transportation Finance of our previous Commercial Finance segment

•	NBC Universal - unchanged

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team.

Segment profit always excludes the effects of principal pension plans and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, Consumer Finance, and the financial services businesses of the Industrial segment (Equipment Services) and the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments for greater clarity.

Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$12,190	$10,496	$34,531	$31,207

Net revenues
Total revenues	$12,190	$10,496	$34,531	$31,207
Interest expense	1,575	1,288	4,702	3,732
Total net revenues	$10,615	$9,208	$29,829	$27,475

Segment profit	$1,451	$1,135	$3,916	$3,072

	At
(In millions)	9/30/05	9/30/04	12/31/04

Total assets	$276,272	$353,112	$363,593

(22)

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues
Capital Solutions	$2,834	$2,877	$8,579	$8,377
Insurance	6,776	5,544	19,116	17,051
Real Estate	1,022	730	2,664	2,190

Segment profit
Capital Solutions	$444	$351	$1,055	$870
Insurance	239	120	906	583
Real Estate	343	243	893	750

	At
(In millions)	9/30/05	9/30/04	12/31/04

Total assets
Capital Solutions	$83,724	$76,720	$80,514
Insurance	93,134	176,265	179,205
Real Estate	34,845	37,736	39,515

Commercial Finance revenues and net earnings increased 16% and 28%, respectively, compared with the third quarter of 2004. Revenues in the quarter included $0.2 billion from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues in the quarter also increased $1.7 billion as a result of higher insurance investment income ($0.9 billion), organic revenue growth ($0.4 billion) and the effects of the September 2005 Genworth secondary public offering ($0.4 billion). Average assets in the noninsurance businesses increased 6%. These increases were partially offset by net declines in volume, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.2 billion), the absence of revenue following the sale of Medical Protective Corporation at Insurance ($0.2 billion) in the second quarter of 2005 and the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from higher insurance investment income (up $0.2 billion after policyholder dividends), the after-tax effects of the Genworth public offerings ($0.2 billion) and core growth of the noninsurance businesses ($0.2 billion), partially offset by net declines in volume, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.1 billion).

(23)

Commercial Finance revenues and net earnings increased 11% and 27%, respectively, compared with the first nine months of 2004. Revenues for the first nine months of 2005 and 2004 included $0.9 billion and $0.3 billion from acquisitions, respectively, and in 2005 were reduced by $0.3 billion as a result of dispositions. Revenues for the first nine months of 2005 also increased $3.0 billion as a result of higher insurance investment income ($1.6 billion), the effects of the Genworth public offerings ($1.0 billion), organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.4 billion). Average assets in the noninsurance businesses increased 6%. These increases were partially offset by net declines in volumes, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.9 billion) and the effects of the sale of Medical Protective Corporation at Insurance ($0.1 billion). The increase in net earnings resulted primarily from core growth of the noninsurance businesses ($0.4 billion), higher insurance investment income (up $0.4 billion after policyholder dividends), the after-tax effects of the Genworth public offerings ($0.3 billion) and acquisitions ($0.2 billion), partially offset by net declines in volume, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.2 billion) and lower securitizations ($0.1 billion).

The most significant acquisitions affecting Commercial Finance results in 2005 were the Transportation Financial Services Group of CitiCapital, acquired during the first quarter of 2005; the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; and the commercial lending business of Transamerica Finance Corporation, acquired during the first quarter of 2004.

Consumer Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$4,913	$4,011	$14,530	$11,430

Net revenues
Total revenues	$4,913	$4,011	$14,530	$11,430
Interest expense	1,364	908	4,060	2,525
Total net revenues	$3,549	$3,103	$10,470	$8,905

Segment profit	$810	$681	$2,280	$1,883

	At
(In millions)	9/30/05	9/30/04	12/31/04

Total assets	$153,315	$122,190	$151,255

Consumer Finance revenues and net earnings increased 22% and 19%, respectively, compared with the third quarter of 2004. Revenues for the third quarter of 2005 included $0.4 billion from acquisitions and increased $0.5 billion primarily from organic revenue growth ($0.4 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower taxed earnings from global operations, partially offset by increased costs to launch new products and promote brand awareness ($0.1 billion).

(24)

Consumer Finance revenues and net earnings increased 27% and 21%, respectively, compared with the first nine months of 2004. Revenues for the first nine months of 2005 included $1.5 billion from acquisitions, and increased $1.6 billion as a result of organic revenue growth ($1.3 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.1 billion).

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

Healthcare revenues rose 7% to $3.6 billion in the third quarter of 2005 as higher volume ($0.3 billion), primarily from strong CT equipment sales at Healthcare Technology and increased sales at Medical Diagnostics, was partially offset by lower prices ($0.1 billion). Operating profit of $0.6 billion in the third quarter of 2005 was 17% higher than 2004 as productivity ($0.1 billion) and higher volume ($0.1 billion) more than offset lower prices ($0.1 billion).

Healthcare revenues rose 16% to $10.7 billion in the first nine months of 2005 as higher volume ($1.6 billion), reflecting the Amersham acquisition in the second quarter of 2004 ($0.7 billion), and the weaker U.S. dollar ($0.1 billion) more than offset lower prices ($0.3 billion). Operating profit of $1.7 billion was 17% higher than in the first nine months of 2004 as productivity ($0.3 billion) and higher volume ($0.3 billion) more than offset lower prices ($0.3 billion).

See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Industrial

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$8,257	$7,635	$24,178	$22,344

Segment profit	$629	$402	$1,790	$1,220

Revenues
Consumer & Industrial	$3,522	$3,423	$10,359	$10,010
Equipment Services	1,709	1,665	4,935	4,844
Plastics	1,663	1,485	4,951	4,351

Segment profit
Consumer & Industrial	$196	$163	$588	$516
Equipment Services	66	30	112	27
Plastics	197	94	645	346

(25)

Industrial revenue rose 8% in the third quarter of 2005 on higher prices ($0.4 billion) and higher volume ($0.2 billion) at the industrial businesses in the segment. The higher prices related primarily to Plastics and Consumer & Industrial. The volume increase related primarily to the acquisitions of Edwards Systems Technology and InVision Technologies, Inc. by our Security business, partially offset by lower volume at Plastics. Revenues also increased as a result of organic revenue growth ($0.1 billion), substantially offset by the effects of the 2004 disposition of IT Solutions ($0.1 billion) at Equipment Services. Segment profit rose 56% as higher prices ($0.4 billion) and higher volume ($0.1 billion) more than offset higher material and other costs ($0.1 billion) and lower productivity ($0.1 billion) at the industrial businesses in the segment. Segment profit also increased as a result of increased net earnings at Equipment Services reflecting core growth.

Industrial revenues rose 8% for the nine months ended September 30, 2005, compared with the corresponding period of 2004 on higher prices ($1.3 billion), higher volume ($0.3 billion) and the effects of the weaker U.S. dollar ($0.2 billion) at the industrial businesses in the segment. Price increases related primarily to Plastics and Consumer & Industrial while volume increases related primarily to the acquisitions of Edwards Systems Technology and InVision Technologies, Inc. by our Security business, partially offset by lower volume at Plastics. Revenues also increased as a result of organic revenue growth ($0.3 billion) and acquisitions ($0.1 billion), partially offset by the effects of the 2004 disposition of IT Solutions ($0.3 billion) all at Equipment Services. Segment profit for the nine months of 2005 rose 47% as price increases ($1.3 billion), and higher volume ($0.1 billion) more than offset higher material and other costs ($0.7 billion) and lower productivity ($0.3 billion) at the industrial businesses in the segment. Segment profit also increased as a result of increased net earnings at Equipment Services reflecting core growth ($0.1 billion).

(26)

Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$10,128	$9,074	$29,723	$26,496

Segment profit	$1,880	$1,608	$5,336	$4,701

Revenues
Aviation (a)	$3,007	$2,667	$8,568	$7,916
Aviation Financial Services	964	792	2,600	2,284
Energy	3,681	3,417	11,516	10,186
Energy Financial Services	379	301	989	772
Oil & Gas	906	790	2,310	2,155
Rail	910	733	2,558	2,131

Segment profit
Aviation (a)	$604	$518	$1,821	$1,529
Aviation Financial Services	195	76	543	353
Energy	584	553	1,786	1,741
Energy Financial Services	177	146	450	319
Oil & Gas	107	98	209	208
Rail	161	140	344	363

(a)	Previously referred to as Aircraft Engines.

Infrastructure revenues increased 12% in the third quarter of 2005 as higher volume ($1.1 billion) more than offset lower prices ($0.2 billion) at the industrial businesses in the segment. The increase in volume was primarily the result of increased sales at Energy, Aviation, Rail and Oil & Gas. The decrease in prices was primarily at Energy. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.2 billion) and Energy Financial Services ($0.1 billion). Segment profit rose 17%, or $0.3 billion, in the third quarter of 2005 as higher productivity ($0.2 billion) and higher volume ($0.2 billion) were partially offset by lower prices ($0.2 billion) at the industrial businesses of the segment. Segment profit also increased as a result of increased net earnings at Aviation Financial Services ($0.1 billion), reflecting core growth with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations.

(27)

Infrastructure revenues rose 12% for the nine months ended September 30, 2005 compared with the first nine months of 2004 as higher volume ($3.1 billion) and the effects of the weaker U.S. dollar ($0.2 billion) were partially offset by lower prices ($0.5 billion) at the industrial businesses in the segment. The increase in volume was primarily at Energy, Aviation and Rail. The decrease in prices was primarily at Energy, and was partially offset by increased prices at Rail. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion) and Energy Financial Services ($0.2 billion). Segment profit for the first nine months of 2005 rose 14% to $5.3 billion, compared with $4.7 billion in the corresponding period of 2004, as higher volume ($0.6 billion) and productivity ($0.2 billion) more than offset lower prices ($0.5 billion) and the effects of higher material and other costs ($0.2 billion) at the industrial businesses in the segment. The increase in volume primarily related to Energy and Aviation. Segment profit also increased as a result of increased net earnings at the financial services businesses. This increase reflected core growth at Aviation Financial Services ($0.2 billion), with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations and core growth at Energy Financial Services ($0.1 billion).

NBC Universal reported revenues of $3.0 billion in the third quarter of 2005 compared with $4.1 billion in the third quarter of 2004. The $1.1 billion, or 26%, decrease in revenues primarily resulted from the lack of a current year counterpart to the 2004 Olympic Games broadcasts ($0.9 billion) and lower network revenue ($0.1 billion). NBC Universal reported operating profit of $0.6 billion, up 13% from the third quarter of 2004 as a result of improved performance of the film and parks businesses ($0.1 billion).

NBC Universal reported a 23% increase in revenues to $10.5 billion for the first nine months of 2005 resulting from the second quarter 2004 combination of NBC with Vivendi Universal Entertainment LLLP (VUE) ($2.9 billion) and a gain in connection with the acquisition of preferred shares previously issued by VUE ($0.3 billion) partially offset by the absence of Olympics broadcasts in 2005 ($0.9 billion), lower network revenue ($0.3 billion) and an investment impairment ($0.1 billion). NBC Universal reported operating profit of $2.3 billion for the first nine months of 2005, up 35%, resulting from the 2004 combination of NBC with VUE ($0.5 billion) and the preferred share acquisition gain ($0.3 billion) partially offset by the investment impairment ($0.1 billion).

Corporate Items and Eliminations expense for the three months ended September 30, 2005, increased $0.3 billion compared with the corresponding period of 2004, reflecting higher pension costs ($0.2 billion) partially offset by higher gains on business dispositions not allocated to segments ($0.1 billion), primarily related to the dental disposition by Healthcare. Corporate items and eliminations expense for the nine months ended September 30, 2005, increased $0.1 billion as higher pension costs ($0.3 billion) more than offset the lack of a current year counterpart to last year’s $0.3 billion of Healthcare charges, principally related to the write off of in-process research and development projects and other transitional costs associated with the acquisition of Amersham.

(28)

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

•
The U.S. dollar was slightly stronger at September 30, 2005, than it was at December 31, 2004, slightly reducing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar has been weaker in 2005 than during the comparable 2004 period, resulting in increases in reported levels of non-U.S. dollar operations.

•
On September 27, 2005, we reduced our ownership of Genworth Financial, Inc. (Genworth) to 27%, a level of investment that is reported as an associated company. As an associated company, our ongoing interest in Genworth operating results as well as our $3.2 billion remaining net investment at September 30, 2005, were each presented on a one-line basis. On our September 30, 2005, Condensed Statement of Financial Position, one-line display of the net assets and liabilities reduced total assets by $83.4 billion. The most significant effects of this reduction were a decrease in investment securities ($54.1 billion) and insurance receivables ($10.5 billion) that affected our consolidated assets, and a decrease in insurance liabilities, reserves and annuity benefits ($61.9 billion) that affected our consolidated liabilities.

Consolidated assets of $662.7 billion at September 30, 2005, were $87.8 billion lower than at December 31, 2004. GE assets decreased $1.2 billion; Financial services assets decreased $85.1 billion.

GE assets were $190.4 billion at September 30, 2005, a decrease of $1.2 billion from December 31, 2004. The decrease reflects a $2.7 billion decrease in All other assets, primarily from the IAC transaction at NBC Universal, and a $1.5 billion decrease in current receivables, partially offset by a $2.8 billion increase in intangible assets, primarily related to the acquisitions of Edwards Systems Technology and Ionics.

Financial services assets decreased by $85.1 billion from the end of 2004 primarily resulting from the Genworth deconsolidation.

Consolidated liabilities of $540.3 billion at September 30, 2005, were $83.0 billion lower than the year-end 2004 balance. GE liabilities decreased $1.3 billion; Financial services liabilities decreased $79.7 billion.

(29)

GE liabilities of $71.7 billion decreased $1.3 billion from December 31, 2004, reflecting a $1.3 billion reduction in accounts payable, and a $0.8 billion reduction in All other liabilities primarily because of the VUE/IAC preferred share transaction. The ratio of borrowings to total capital invested for GE at the end of the third quarter was 8.5% compared with 9.0% at the end of last year and 9.9% at September 30, 2004.

Financial services liabilities decreased by $79.7 billion to $475.9 billion reflecting decreases in Insurance liabilities, reserves and annuity benefits of $65.5 billion and borrowings of $8.4 billion. Insurance liabilities, reserves and annuity benefits decreased primarily as a result of the Genworth deconsolidation and sale of Medical Protective Corporation.

Consolidated cash and equivalents were $10.9 billion at September 30, 2005, a decrease of $4.4 billion for the first nine months of 2005. Cash and equivalents amounted to $10.1 billion at September 30, 2004, a decrease of $2.6 billion from December 31, 2003. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $14.7 billion in the first nine months of 2005, $9.7 billion in the first nine months of 2004 and $7.4 billion in the first nine months of 2003.

With respect to GE CFOA, we believe it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash. That analysis follows.

	Nine months ended September 30
(In billions)	2005	2004

Operating cash collections	$66.1	$57.9
Operating cash payments	(56.9)	(50.3)
Cash dividends from GECS	5.5	2.1
GE cash from operating activities	$14.7	$9.7

The most significant source of cash in CFOA was customer-related activities, the largest of which was collecting cash following a product or services sale. GE operating cash collections increased by about $8.2 billion during the first nine months of 2005, consistent with the changes in comparable GE operating segment revenues comprising Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments. The “Segment Analysis” of operating segment revenues is the best way of understanding customer-related CFOA.

The most significant operating use of cash was to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first nine months of 2005 by about $6.6 billion, comparable to the increases in GE total costs and expenses, and reflect the effect of the second quarter 2004 acquisition of Amersham and the combination of NBC and VUE.

(30)

  Cash from operating activities within the Financial services businesses increased in the first nine months of 2005 by $1.0 billion to $21.4 billion and increased in the first nine months of 2004 by $3.6 billion to $20.4 billion. This amount does not correspond to the distribution of GECS retained earnings displayed as dividends from GECS in CFOA. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends such as proceeds from business sales. Special dividends of $2.6 billion (primarily proceeds from the Genworth secondary public offering) were paid during the first nine months of 2005; $1.5 billion of special dividends (primarily proceeds from the Genworth public offering) were paid during the first nine months of 2004. Financial services cash is not necessarily freely available for alternative uses. For example, cash generated by our Insurance businesses is restricted by various insurance regulations. Maintaining or growing Commercial Finance and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets, an activity that is shown as investing activities.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our announced $15 billion share repurchase program and continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly available-for-sale investment-grade debt securities held by the Insurance business of Commercial Finance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. contractholders who generally retain the related risks and rewards. GECS investment securities were $78.5 billion at September 30, 2005, compared with $135.2 billion at December 31, 2004. The decrease of $56.7 billion was primarily the result of the Genworth deconsolidation (see note 14) and the sale of Medical Protective Corporation in the second quarter of 2005.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at September 30, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; substantially all of this amount related to the automotive and commercial airline industries.

Impairment losses for the first nine months of 2005 totaled $0.1 billion compared with $0.2 billion in the 2004 period. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $3.1 billion and $0.6 billion, respectively, at September 30, 2005, compared with $5.3 billion and $0.8 billion, respectively, at December 31, 2004, primarily reflecting the effects of the Genworth deconsolidation and a decrease in the estimated fair value of debt securities as interest rates increased. At September 30, 2005, available accounting gains could be as much as $0.9 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

(31)

At September 30, 2005, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.2 billion. The aggregate amortized cost of these available-for-sale securities was $1.4 billion. We believe that our securities, which are current on all payment terms, were in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectations prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at September 30, 2005. See additional discussion of our positions in the commercial aviation industry under “D. Additional Considerations.”

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $286.1 billion at September 30, 2005, and $288.3 billion at December 31, 2004. The related allowance for losses at September 30, 2005, amounted to $5.0 billion compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of this discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables are those that are 90 days or more past due or for which collection has otherwise become doubtful; and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

Commercial Finance financing receivables, before allowance for losses, totaled $126.2 billion at September 30, 2005, compared with $124.5 billion at December 31, 2004, and consisted of loans and leases to the equipment and leasing, commercial and industrial, and real estate industries. This portfolio of receivables increased primarily from core growth ($24.0 billion) and acquisitions ($8.9 billion), partially offset by securitizations and sales ($26.8 billion) and the effects of the strengthening U.S. dollar ($1.8 billion). Related nonearning and reduced-earning receivables were $1.4 billion (1.1% of outstanding receivables) at both September 30, 2005 and year-end 2004. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

Consumer Finance financing receivables, before allowance for losses, were $128.0 billion at September 30, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased primarily as a result of core growth ($6.5 billion), partially offset by the effects of the strengthening U.S. dollar ($5.7 billion) and securitization activity ($0.6 billion). Nonearning consumer receivables were $2.7 billion at September 30, 2005, compared with $2.5 billion at December 31, 2004, representing 2.1% and 2.0% of outstanding receivables, respectively. The increase was primarily related to higher nonearning receivables in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio.

Infrastructure financing receivables, before allowance for losses, were $19.5 billion at September 30, 2005, compared with $20.9 billion at December 31, 2004, and consisted primarily of loans and leases to the commercial aircraft and energy industries. Related nonearning and reduced-earnings receivables were $0.1 billion (0.4% of outstanding receivables) at September 30, 2005, compared with $0.2 billion (0.8% of outstanding receivables) at December 31, 2004.

(32)

Other financing receivables, before allowance for losses, were $12.4 billion and $15.1 billion at September 30, 2005 and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at September 30, 2005, were $0.1 billion (0.8% of outstanding receivables) compared with $0.2 billion (1.2% of outstanding receivables) at December 31, 2004.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Delinquency rates at
	9/30/05(a)	12/31/04	9/30/04

Commercial Finance	1.24%	1.40%	1.62%
Consumer Finance	5.23	4.85	5.56

(a)	Subject to update.

Delinquency rates at Commercial Finance decreased from December 31, 2004, and September 30, 2004, to September 30, 2005, primarily resulting from improved collection efforts across all portfolios.

Delinquency rates at Consumer Finance increased from December 31, 2004, to September 30, 2005, as a result of higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. The decrease from September 30, 2004, to September 30, 2005, reflected the results of the standardization of our write-off policy and the acquisition of AFIG, partially offset by higher delinquencies in our European secured financing business.

D. Additional Considerations

Commercial Aviation

Demand in the global aviation markets has continued to be strong, the value of financed equipment has improved, and we continue to be confident in the global aviation industry’s prospects. Our commercial aviation customers operating under bankruptcy protection are taking steps to reduce costs. Our financial exposure to these carriers is substantially secured by various Boeing, Airbus and Bombardier aircraft and operating equipment.

At September 30, 2005, our largest exposures to carriers operating in bankruptcy were to Delta Air Lines, $3.2 billion (pre-petition); UAL Corp., $1.4 billion; and Northwest Airlines Corporation (Northwest Airlines), $1.4 billion. For the first nine months of 2005, we recognized impairment charges and provisions amounting to $0.7 billion, the largest of which related to Northwest Airlines. Comparable 2004 year-to-date impairment charges and provisions amounted to $0.5 billion.

In the third quarter of 2005, both Delta Air Lines and Northwest Airlines filed for bankruptcy protection. Our pre-petition and small net post-petition financing positions with Delta Air Lines are substantially secured by collateral. We expect Northwest Airlines management to inform us of their intent with respect to the equipment that substantially secures our exposure with that airline. We have adjusted our estimates of cash flows and residual values to reflect the information available to us in this fluid situation and have provided for estimated incurred losses.

(33)

On September 27, 2005, US Airways Group, Inc. finalized the transaction under which America West and US Airways began operating as US Airways. Our exposure to US Airways at September 30, 2005, was $3.2 billion and is substantially secured. Because we agreed upon completion of the merger to restructure a number of lease agreements and to remove aircraft on a scheduled basis from the US Airways fleet, we expect that our exposure to US Airways will continue to decline.

E. Debt Instruments

During the first nine months of 2005, GECS and GECS affiliates issued $47 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities for these issuances ranged from one to 32 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and asset growth. We anticipate that we will issue between $8 billion and $13 billion of additional long-term debt during the remainder of 2005, although the ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of GECS debt obligations, excluding debt of consolidated, liquidating securitization entities such as asset-backed debt obligations.

	At
	9/30/05	12/31/04

Senior notes and other long-term debt	61%	58%
Commercial paper	24	25
Current portion of long-term debt	10	11
Other - bank and other retail deposits	5	6
Total	100%	100%

F. New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options, previously optional accounting that we adopted voluntarily in 2002. The transitional effect of this provision of SFAS 123R will therefore be modest, consisting of reductions in third quarter, first nine months and full year 2006 net earnings of $5 million, $27 million and $27 million, respectively, to expense the unvested portion of options granted in 2001. SFAS 123R also will require us to change the classification of certain tax benefits from options deductions to financing rather than operating cash flows. While the effects of these future tax deductions will depend on several variables, had SFAS 123R been in effect, approximately $0.2 billion would have been required to be classified as financing, not operating, cash flows in the first nine months of both 2005 and 2004.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(34)

Part II. Other Information

Item 1. Legal Proceedings

On October 6, 2005, GE and the U.S. Environmental Protection Agency (EPA) entered into and filed in the U.S. District Court for the Northern District of New York a consent decree that, subject to approval of that court, represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge PCB-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after phase 1. Under this consent decree, we have committed up to $111 million to reimburse the EPA for its past and future project oversight costs and agreed to perform the first phase of dredging. We further committed that, subject to future agreement with the EPA about completion of dredging after completion of phase 1 and the peer review, we will be responsible for further costs, including costs of phase 2 dredging. Our Statement of Financial Position as of September 30, 2005 and December 31, 2004, included liabilities for our estimates of the future costs of this remediation.

We previously announced that the Boston District Office of the U.S. Securities and Exchange Commission had commenced an investigation and requested that GE and GE Capital voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by us and GE Capital. The SEC Staff advised us in August 2005 that the SEC had issued a formal order of investigation in connection with this matter, which we believe to be a common step in the process in such matters. We and GE Capital have continued to voluntarily provide documents and information to the SEC Staff and we intend to continue to cooperate fully with its investigation.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2005
July	16,708	$34.79	14,300
August	12,672	$33.71	9,020
September	28,795	$33.77	25,996
Total	58,175	$34.05	49,316	$12.6 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 8,859 shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

General Electric Company (Registrant)
October 24, 2005	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(37)