Form 10-K
period 2005-12-31
GENERAL ELECTRIC CO
filed 2006-03-03
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
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

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $367.3 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,423,424,768 shares of voting common stock with a par value of $0.06 outstanding at February 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareowners for the fiscal year ended December 31, 2005 is incorporated by reference in Parts I, II and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 26, 2006, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in note 1 to the consolidated financial statements on page 70 of the 2005 Annual Report to Shareowners of General Electric Company (the Company). The financial section of such Annual Report to Shareowners (pages 41 through 109 of that document) is described in Part IV Item 15(a)(1) and set forth in Exhibit 13 of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2005 Annual Report to Shareowners. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company.

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

Our services include product services; electrical product supply houses; electrical apparatus installation, engineering, and repair and rebuilding services. Through our affiliate, NBC Universal, Inc., we produce and deliver network television services, operate television stations, produce and distribute motion pictures, operate cable/satellite networks, operate theme parks, and program activities in multimedia and the Internet. Through another affiliate, General Electric Capital Services, Inc., we offer a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services, consumer savings and insurance services, and reinsurance.

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

Our consolidated global revenues increased to $77.9 billion in 2005, compared with $66.9 billion in 2004 and $54.3 billion in 2003. For additional information about our global operations, see pages 52 and 53 of the 2005 Annual Report to Shareowners.

Operating Segments

Segment revenue and profit information is presented on page 49 of the 2005 Annual Report to Shareowners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 48-52 of that report and in note 26 (page 97) to the consolidated financial statements.

In the fourth quarter of 2005, we announced the planned sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and completed a Genworth Financial, Inc. (Genworth) secondary public offering, which reduced our ownership in Genworth to 18%. We have reported both GE Insurance Solutions and Genworth as discontinued operations for all periods presented. These businesses were previously reported in the Commercial Finance segment. Also, during the fourth quarter of 2005, our insurance activities, previously reported in the Commercial Finance segment, were transferred to corporate items and eliminations for all periods presented.

Operating businesses that are reported as segments include Infrastructure, Industrial, Healthcare, NBC Universal, Commercial Finance and Consumer Finance. There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between segments to arrive at total consolidated data. A summary description of each of our operating segments follows.

We will also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

(4)

Infrastructure

Infrastructure (27.9%, 27.8% and 32.4% of consolidated revenues in 2005, 2004 and 2003, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries. During 2005, we made a number of acquisitions, the most significant of which was Ionics, Inc.

Our operations are located in North America, Europe, Asia and South America.

Aviation and Aviation Financial Services

Aviation produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft and our commercial engines power aircraft in all categories of range: short/medium, intermediate and long-range, as well as executive and regional aircraft. We also produce engines through CFM International, a company jointly owned by GE and Snecma Moteurs of France; and a new engine is being designed and marketed in a joint venture with the Pratt & Whitney division of United Technologies Corporation.

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

Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in technology, the small number of potential customers and the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although these cycles differ from each other.

Aviation Financial Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders, investors and airport developers. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services. We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, and other finance and leasing companies. Competition is based on lease rates and terms, as well as aircraft delivery dates, condition and availability.

The U.S. commercial aviation industry continues to face challenges and financial pressure that affect a portion of our commercial aviation business. Many carriers are experiencing major restructuring and reorganization, including bankruptcies. These companies have experienced marginal returns and in some cases losses resulting from competitive pressures and increased fuel costs.

(5)

Energy and Energy Financial Services

Energy serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. We offer wind turbines as part of our renewable energy portfolio, which also includes hydropower, solar, and geothermal technology. We also sell aircraft engine derivatives for use as industrial power sources. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a worldwide supplier of gas turbines for Integrated Gasification Combined Cycle (IGCC) applications, having provided gas turbines for a significant number of the world's operating IGCC plants. IGCC systems convert coal and other hydrocarbons into synthetic gas which, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Products also include portable and rental power plants. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, contractual services agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

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

Energy Financial Services offers structured equity, leveraged leasing, partnerships, project finance and broad-based commercial finance to the global energy and water industries. We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy companies, and other finance and leasing companies. Competition is based on price, that is interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Oil & Gas

Oil & Gas offers advanced technology turbomachinery products and services for the production, transportation, storage, refining, and distribution of oil and natural gas. We have leading technology in total pipeline integrity solutions including analysis and pipeline asset management.

Transportation

Transportation provides technology solutions for customers in a variety of industries including railroad, transit, mining, oil and gas, power generation, and marine. We serve customers in more than 100 countries. Our products include high horsepower diesel-electric locomotives as well as parts and services for locomotives, including locomotives manufactured by competitors.

(6)

With the launch of the Evolution Series™ locomotive, we created our most technologically advanced, most fuel-efficient, diesel locomotive, while meeting or exceeding the U.S. Environmental Protection Agency’s Tier II requirements. Commercial production of the Evolution Series™ locomotive began in January 2005.

The GE suite of locomotive services offerings, designed to improve fleet efficiency and reduce operating expenses, includes repair services, locomotive enhancements, modernizations, and information-based services like remote monitoring and diagnostics. We provide train control products, railway management services, and signaling systems to increase service levels, optimize asset utilization, and streamline operations for railroad owners and operators. We deliver leading edge tools that improve asset availability and reliability, optimize network planning, and control network execution to plan. We also offer leading drive technology solutions to the mining, transit, marine and stationary, and drilling industries. Our motors operate in thousands of applications, from electrical drive systems for large haulage trucks used in the mining industry to transit cars and drilling rigs, and our engines are used for marine power as well as stationary power generation applications. We also provide gearing technology for critical applications such as wind turbines.

Water

Water offers productivity solutions for pure water including the supply of specialty chemicals, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems including mobile treatment systems and desalination processes.

For information about orders and backlog, see page 50 of the 2005 Annual Report to Shareholders.

Industrial

Industrial (21.8%, 22.8% and 22.1% of consolidated revenues in 2005, 2004 and 2003, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also finance business equipment for a wide variety of customer applications. During 2005, we made a number of acquisitions, the most significant of which was Edwards Systems Technology.

Our operations are located in North America, Europe, Asia and South America.

Consumer & Industrial

Consumer & Industrial sells products characterized by high volume and relatively low unit prices. Our products share several characteristics - competitive design, efficient manufacturing and effective distribution and service. Strong global competition rarely permits premium pricing, so cost control, including productivity, is key. Despite pricing pressures on many of our products, we also invest in the development of differentiated, premium products that are more profitable. While some Consumer & Industrial products are primarily directed to consumer applications (major appliances, for example), and some primarily to industrial applications (switchgear, for example), others are directed to both markets (lighting, for example).

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, and residential water systems for filtration, softening and heating. Brands are Monogram®, GE Profile™, GE®, and Hotpoint®.

(7)

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

Consumer & Industrial also provides integrated electrical equipment and systems used to distribute, protect and control energy and equipment. We manufacture and distribute electrical distribution and control products including transformers, meters, relays, circuit breakers, panel boards and general purpose controls that are used to distribute and manage power in a variety of residential, commercial, consumer and industrial applications. In addition, we design and manufacture motors and control systems used in end-industrial and consumer products such as heating, ventilation and air conditioning, dishwashers, and clothes washers and dryers. We also provide customer-focused solutions centered on the delivery and control of electric power, and market a wide variety of commercial lighting systems and lighting for aircraft, automotive and other transportation applications, front and rear video projection, medical, architectural, fiber optic, stage, studio, nightclub and theater applications.

The aggregate level of economic activity in markets for such products and services generally lags overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and pressures to modernize productive capacity.

We also have a network of electrical product supply houses selling electrical products and parts, fasteners, voice and datacom parts, lighting equipment and supplies from GE and other leading manufacturers. Our business serves electrical contractors, industrial and commercial users, engineer constructors, original equipment manufacturers, utilities and the aerospace industry.

Equipment Services

Equipment Services helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales and asset management services of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and, primarily through an associated company, marine containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and manage credit risk. In addition, we seek to understand our customers and to meet their needs with unique, efficient and cost effective product and service offerings.

(8)

Plastics

Plastics manufactures and sells high-performance plastics used by compounders, molders, and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts, telecommunications equipment and construction materials. Our business has a significant operating presence around the world and we participate in numerous manufacturing and distribution joint ventures.

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

Other

Our Industrial business sells structured products, silicones and high-purity quartzware. Market opportunities are created by substituting many of these products for other materials, thereby providing our customers with productivity through improved material performance at lower system costs. We sell these materials to a diverse, worldwide customer base, mainly manufacturers. Our business has a significant operating presence around the world and we participate in numerous manufacturing and distribution joint ventures.

We also offer protection and productivity solutions to some of the most pressing issues that industries face: safe facilities, plant automation and sensing applications in the operating environment. From home to industry to national security, our technology covers the full spectrum of security solutions, including card access systems, high-tech video monitoring, intrusion and smoke detection, real estate and property control, and explosives and narcotics detection. We are an industry leader in the design and manufacture of sensing elements, devices, instruments and systems that enable customers to monitor, protect, control and ensure the safety of their critical applications. Other products include precision sensors for temperature flow rate, pressure, humidity, gas, infrared and ultrasonic applications; high-quality handheld and portable field calibrators; stand-alone measurement instrumentation; and systems that provide the end-to-end solutions necessary to validate or certify vital commercial and industrial processes. We deliver automation hardware and software designed to help users reduce costs, increase efficiency and enhance profitability through a diverse array of capabilities and products, including controllers, embedded systems, advanced software, motion control, computer numerical controls, operator interfaces, industrial computers, and lasers.

Our products and services are sold to a diverse worldwide commercial and residential customer base in the transportation, industrial, pharmaceutical and healthcare markets. Our business environment is characterized by technological innovation and market growth. Our competitors include technology-driven suppliers of the same, as well as other functionally equivalent products and services.

(9)

Healthcare

Healthcare (10.1%, 10.0% and 9.0% of consolidated revenues in 2005, 2004 and 2003, respectively) manufactures, sells and services a wide range of medical equipment including equipment for magnetic resonance (MR), computed tomography (CT), positron emission tomography (PET) imaging, x-ray, patient monitoring, diagnostic cardiology, nuclear imaging, ultrasound, bone densitometry, anesthesiology and oxygen therapy, neonatal and critical care, and therapy. In April 2004, we acquired Amersham plc, a world leader in medical diagnostics and life sciences. Products include diagnostic imaging agents used in medical scanning procedures, protein separations products including chromotography purification systems used in the manufacture of bio-pharmaceuticals, and high-throughput systems for applications in genomics, proteomics and bioassays. We sell product services to hospitals, medical facilities, and pharmaceutical and research companies worldwide. Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services.

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

For information about orders and backlog, see page 50 of the 2005 Annual Report to Shareowners.

Our headquarters are in Chalfont St. Giles, United Kingdom and our operations are located in North America, Europe, Asia, Australia and South America.

(10)

NBC Universal

NBC Universal, Inc. (NBC Universal) (9.8%, 9.6% and 6.1% of consolidated revenues in 2005, 2004 and 2003, respectively) was formed in May 2004 upon the combination of NBC with Vivendi Universal Entertainment LLLP and certain related assets. NBC Universal is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the production and distribution of motion pictures; the operation, under licenses from the U.S. Federal Communications Commission (FCC), of television broadcasting stations; the ownership of several cable/satellite networks around the world; the operation of theme parks; and investment and programming activities in multimedia and the Internet. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves 230 affiliated stations within the United States. Telemundo is a leading U.S. Spanish-language commercial broadcast television network. At December 31, 2005, we owned and/or operated 30 VHF and UHF television stations including those located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; New York, NY; Raleigh-Durham, NC; Columbus, OH; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations of the NBC Television Network, the Telemundo network, and the company’s owned stations are subject to FCC regulation. Our operations include investment and programming activities in cable television, principally through USA Network, Bravo, CNBC, Sci Fi Channel, MSNBC, CNBC Europe, CNBC Asia Pacific, and entertainment channels across Europe and Latin America; equity investments in Arts and Entertainment, The History Channel, the Sundance Channel, ValueVision Media, Inc.; and a non-voting interest in Paxson Communications Corporation. We have secured exclusive United States television rights to the 2006, 2008, 2010 and 2012 Olympic Games.

NBC Universal’s broadcast ratings and advertising revenue are affected by viewer demographics and the availability of other entertainment choices. In addition, recent technological advances like personal video recorders offer personal entertainment through new media, introducing additional uncertainty to future revenue sources. Other technologies enable copying content, increasing the risk of content piracy, particularly in international markets where the intellectual property laws may not be clear or strictly applied.

Our headquarters are in New York, New York and our operations are located in North America, Europe and Asia.

Commercial Finance

Commercial Finance (13.8%, 14.5% and 15.0% of consolidated revenues in 2005, 2004 and 2003, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

During 2005, we made a number of acquisitions, the most significant of which were the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co.; and ING’s portion of Heller AG.

(11)

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is interest rates and fees, as well as deal structure and terms. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America, Europe, Australia and Asia.

Capital Solutions

Capital Solutions offers a broad range of financial services worldwide, and has particular mid-market expertise, offering loans, leases, inventory finance and other financial services to customers, including manufacturers, dealers and end-users for a variety of equipment and major capital assets. These assets include retail facilities; vehicles; corporate aircraft; and equipment used in many industries, including the construction, transportation, technology, and manufacturing industries.

Real Estate

Real Estate operates globally, both directly and through joint ventures. Our Real Estate business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, industrial properties, parking facilities and franchise properties. Our typical Real Estate loans are intermediate term, may be either senior or subordinated, fixed or floating-rate, and are secured by existing income-producing commercial properties. Our originations of low loan-to-value loans are conducted for term securitization within one year. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

Consumer Finance

Consumer Finance (13.0%, 11.7% and 11.4% of consolidated revenues in 2005, 2004 and 2003, respectively) offers credit and deposit products and services to consumers, retailers, brokers and auto dealers in over 50 countries. We offer a broad range of financial products, including private-label credit cards; bank cards; Dual Cards™; corporate travel and purchasing cards; personal loans; auto loans; leases and inventory financing; residential mortgages; home equity loans; debt consolidation loans; current and savings accounts and insurance products related to consumer finance offerings for customers on a global basis.

In 2005, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was a 25.5 percent voting stake in Garanti Bank, a full service bank in Turkey.

(12)

Our operations are subject to a variety of bank and consumer protection regulations, including regulations controlling data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers’ captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer’s capacity to repay debt.

Our headquarters are in Stamford, Connecticut and our operations are located in North America, South America, Europe, Australia and Asia.

Discontinued Operations

On November 18, 2005, we announced that we had entered into an agreement with Swiss Reinsurance Company (Swiss Re) to sell the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions. The transaction is expected to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

In May 2004, we completed the initial public offering of Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Throughout 2005, we continued to reduce our ownership in Genworth, currently at 18%. We intend to continue to dispose of our remaining shares in 2006, subject to market conditions.

We reported both the portions of GE Insurance Solutions described above and Genworth as discontinued operations for all periods presented.

Geographic Data, Exports from the U.S. and Total Global Operations

Geographic data (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 26 to the consolidated financial statements on page 97 of the 2005 Annual Report to Shareowners.

Additional financial data about our exports from the U.S. and total global operations are provided on pages 52-53 of the 2005 Annual Report to Shareowners.

Orders Backlog

See pages 50 and 60 of the 2005 Annual Report to Shareowners for information about our backlog of unfilled orders.

(13)

Research and Development

Total expenditures for research and development were $3,425 million in 2005. Total expenditures were $3,091 million in 2004 and $2,656 million in 2003. Of these amounts, $2,741 million in 2005 was GE-funded ($2,443 million in 2004 and $2,103 million in 2003); and $684 million in 2005 was funded by customers ($648 million in 2004 and $553 million in 2003), principally the U.S. government. Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures from both GE and customer funds. Healthcare and Infrastructure’s Energy business also made significant expenditures of GE and customer research and development funds.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

We are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to $0.1 billion in each of the last two years. We presently expect that such remediation actions will require average annual expenditures in the range of $0.2 billion to $0.3 billion over the next two years.

The U.S. Environmental Protection Agency (EPA) ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York State. On October 6, 2005, GE and the U.S. Environmental Protection Agency (EPA) entered into and filed in the U.S. District Court for the Northern District of New York a consent decree that, subject to approval of that court, represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge PCB-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after phase 1. Under this consent decree, we have committed up to $0.1 billion to reimburse the EPA for its past and future project oversight costs and agreed to perform the first phase of dredging. We further committed that, subject to future agreement with the EPA about completion of dredging after completion of phase 1 and the peer review, we will be responsible for further costs, including costs of phase 2 dredging. Our Statement of Financial Position as of December 31, 2005 and 2004, included liabilities for the estimated costs of this remediation.

See page 92 of the 2005 Annual Report to Shareowners for additional discussion of environmental matters.

Employee Relations

At year-end 2005, General Electric Company and consolidated affiliates employed approximately 316,000 persons, of whom approximately 161,000 were employed in the United States. For further information about employees, see page 61 of the 2005 Annual Report to Shareowners.

(14)

Approximately 22,650 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2003, General Electric Company negotiated four-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2007. NBC Universal is party to approximately 160 labor agreements covering about 3,500 staff employees (and a large number of freelance employees) in the United States. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

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

Agencies of the U.S. Government constitute our largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	2005	2004	2003	2005	2004	2003

Total sales to U.S. Government Agencies	2%	2%	3%	3%	4%	4%
Infrastructure segment defense-related sales	2	2	2	3	3	3

GE is a trademark and service mark of General Electric Company; NBC is a trademark and service mark of NBC Universal, Inc.; and MSNBC is a trademark and service mark of MSNBC Cable, LLC.

The Company’s Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/en/company/investor/secfilings.htm, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828.

(15)

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis (MD&A), and the consolidated financial statements and related notes incorporated by reference in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about the important operational risks that our businesses encounter can be found in the MD&A section of our 2005 Annual Report to Shareowners and in the business descriptions in Item 1. of this Form 10-K. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

Our global growth is subject to a number of economic, political and regulatory risks

We conduct our operations in virtually every part of the world. Global economic and regulatory developments affect businesses such as ours in many ways. Operations are subject to the effects of global competition. Particular local jurisdiction risks include regulatory risks arising from local laws and from local liquidity regulations, including risks of not being able to retrieve assets. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

Our credit ratings are important to our cost of capital

The major debt agencies routinely evaluate our debt and have given their highest debt ratings to us. One of our strategic objectives is to maintain these “Triple A” ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders. Failure to maintain our Triple A debt rating could adversely affect our cost of funds and related margins.

The disposition of businesses that do not fit with our evolving strategy can be highly uncertain

We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. Our decisions to sell Genworth and GE Insurance Solutions are recent examples of disposition decisions. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

(16)

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Manufacturing operations are carried out at approximately 216 manufacturing plants located in 35 states in the United States and Puerto Rico and at 237 manufacturing plants located in 40 other countries.

Item 3. Legal Proceedings

In January 2005, the Boston District Office of the U.S. Securities and Exchange Commission (SEC) informed us that it had commenced an investigation and requested that GE and GE Capital voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by us and GE Capital. The SEC Staff advised us in August 2005 that the SEC had issued a formal order of investigation in connection with this matter, which we believe to be a common step in the process in such matters. We and GE Capital have continued to voluntarily provide documents and information to the SEC Staff and we are cooperating fully with its investigation.

On June 14, 2005, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking documents relating to finite risk insurance. The subpoena is general in nature. GE received a similar subpoena from the Northeast Regional Office of the SEC on April 29, 2005. We are cooperating fully with the SEC and the U.S. Attorney’s Office.

On October 6, 2005, GE and the U.S. Environmental Protection Agency (EPA) entered into and filed in the U.S. District Court for the Northern District of New York a consent decree that, subject to approval of that court, represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge PCB-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after phase 1. Under this consent decree, we have committed up to $111 million to reimburse the EPA for its past and future project oversight costs and agreed to perform the first phase of dredging. We further committed that, subject to future agreement with the EPA about completion of dredging after completion of phase 1 and the peer review, we will be responsible for further costs, including costs of phase 2 dredging. Our Statement of Financial Position as of December 31, 2005, included liabilities for our estimates of the future costs of this remediation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

(17)

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

With respect to “Market Information”, in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2005
Fourth quarter	$36.34	$32.67	$.25
Third quarter	35.78	32.85	.22
Second quarter	37.34	34.15	.22
First quarter	36.89	34.95	.22

2004
Fourth quarter	$37.75	$32.65	$.22
Third quarter	34.53	31.42	.20
Second quarter	33.49	29.55	.20
First quarter	34.57	28.88	.20

As of January 31, 2006, there were about 646,000 shareowner accounts of record.

Period(a)	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2005
October	34,008	$33.84	28,737
November	18,663	$35.48	11,853
December	45,911	$35.63	43,339
Total	98,582	$34.99	83,929	$19.7 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 14,653 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2004 GE Share Repurchase Program as modified by the GE Board in November 2005 (the Program) under which we were authorized to repurchase up to $25 billion of Company common stock through 2008. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

(18)

Item 6. Selected Financial Data

Incorporated by reference to data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 61 and for data relating to mandatorily redeemable preferred shares appearing on page 89 of the Annual Report to Shareowners for the fiscal year ended December 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to pages 44-63 and 106-107 of the Annual Report to Shareowners for the fiscal year ended December 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to page 56 of the Annual Report to Shareowners for the fiscal year ended December 31, 2005.

Item 8. Financial Statements and Supplementary Data

See index under item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2005 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to page 43 of the Annual Report to Shareowners for the fiscal year ended December 31, 2005.

Item 9B. Other Information

Not applicable.

(19)

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant (As of March 1, 2006)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	50	January 1997
Philip D. Ameen	Vice President and Comptroller	57	April 1994
Ferdinando Beccalli-Falco	Senior Vice President, GE International	56	September 2003
Charlene T. Begley	Senior Vice President, GE Plastics	39	January 2003
Mark W. Begor	Senior Vice President, GE Consumer Finance, Americas	47	July 2005
Paul T. Bossidy	Senior Vice President, GE Capital Solutions	45	July 2005
David L. Calhoun	Vice Chairman of General Electric Company; President & CEO, GE Infrastructure	48	June 1995
James P. Campbell	Senior Vice President, GE Consumer & Industrial	48	April 2001
Kathryn A. Cassidy	Vice President and GE Treasurer	51	March 2003
William M. Castell	Vice Chairman of the Board and Executive Officer, General Electric Company; Chairman, GE Healthcare	58	April 2004
William J. Conaty	Senior Vice President, Human Resources	60	October 1993
Pamela Daley	Senior Vice President, Corporate Business Development	53	July 2004
Brackett B. Denniston	Senior Vice President and General Counsel	58	February 2004
Scott C. Donnelly	Senior Vice President, GE Aviation	44	August 2000
Shane Fitzsimons	Vice President, Corporate Financial Planning and Analysis	38	February 2004
Yoshiaki Fujimori	Senior Vice President, GE Consumer Finance, Asia	54	June 2001
Joseph M. Hogan	Senior Vice President, GE Healthcare	48	November 2000
John Krenicki, Jr.	Senior Vice President, GE Energy	43	March 2000
Mark M. Little	Senior Vice President, Global Research	53	November 2005
Michael A. Neal	Vice Chairman of General Electric Company; President & CEO, GE Capital Services	52	September 2002
David R. Nissen	Senior Vice President, GE Consumer Finance	54	September 2002
Michael E. Pralle	Senior Vice President, GE Real Estate	49	July 2005
Ronald R. Pressman	Senior Vice President, GE Insurance Solutions	47	September 2002
Gary M. Reiner	Senior Vice President and Chief Information Officer	51	January 1991
John G. Rice	Vice Chairman of General Electric Company; President & CEO, GE Industrial	49	September 1997
Keith S. Sherin	Senior Vice President and Chief Financial Officer	47	January 1999
Lloyd G. Trotter	Executive Vice President and Senior Operations Officer	60	November 1992
Robert C. Wright	Vice Chairman of the Board and Executive Officer, General Electric Company; Chairman and Chief Executive Officer, NBC Universal, Inc.	62	July 2000

(20)

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

The policies comprising GE’s code of conduct are set forth in the Company’s integrity manual, The Spirit & The Letter. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The integrity manual is published on the Company’s website at www.ge.com/files/usa/citizenship/compliance/spirit/english.pdf. The Board will not permit any waiver of any ethics policy for any director or executive officer.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Board of Directors and Committees,” “Information Relating to Directors, Nominees and Executive Officers” and “Additional Information” in the definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners to be held April 26, 2006.

Item 11. Executive Compensation

Incorporated by reference to “Information Relating To Directors, Nominees and Executive Officers,” “Contingent Long-Term Performance Awards,” “Summary Compensation Table,” “Stock Options,” “Compensation Committee Report,” “Five-Year Financial Performance Graph: 2001-2005” and “Retirement Benefits” in the definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners to be held April 26, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 26, 2006.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to note 24 on pages 94 and 95 of the Annual Report to Shareowners for the fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 26, 2006.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to “Independent Auditor” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners to be held April 26, 2006.

(21)

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.
Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Shareowners for the fiscal year ended December 31, 2005, a copy of which is attached as Exhibit 13.

Annual Report Page(s)

Statement of earnings for the years ended December 31, 2005, 2004 and 2003	64
Consolidated statement of changes in shareowners’ equity for the years ended December 31, 2005, 2004 and 2003	64
Statement of financial position at December 31, 2005 and 2004	66
Statement of cash flows for the years ended December 31, 2005, 2004 and 2003	68
Management’s annual report on internal control over financial reporting	43
Report of independent registered public accounting firm	43
Other financial information:
Summary of operating segments	49
Notes to consolidated financial statements	70-105
Operating segment information	48-52 97 105
Geographic segment information	52-53 and 97
Operations by quarter (unaudited)	104

(a)2.	The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3.	Exhibit Index

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

(22)

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

(23)

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

(24)

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

(25)

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

(cc)
Form of Agreement for RSU Career Retention Program Restricted Stock Unit Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10 of General Electric’s Current Report on Form 8-K dated July 28, 2005 (Commission file number 1-35)).

	(dd)	Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan.*

(ee)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

	(ff)	General Electric 2006 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10 of General Electric’s Current Report on Form 8-K dated September 16, 2005 (Commission file number 1-35)).

	(gg)	Transaction Agreement by and between Swiss Reinsurance Company and General Electric Company, dated November 18, 2005.*

(11)	Statement re Computation of Per Share Earnings.**

(26)

	(12)	Computation of Ratio of Earnings to Fixed Charges.*

	(13)	GE’s 2005 Annual Report to Shareowners, certain sections of which have been incorporated herein by reference.*

	(21)	Subsidiaries of Registrant.*

(23)
Consent of independent registered public accounting firm incorporated by reference in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-50639, 33-39596, 33-39596-01, 33-29024, 333-59671, 333-120155, 333-72566 and 333-130117), on Form S-4 (Registration No. 333-107556), and on Form S-8 (Registration Nos. 333-01953, 333-42695, 333-74415, 333-83164, 333-98877, 333-94101, 333-65781, 333-88233, 333-117855, 333-99671 and 333-102111).*

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
**
Information required to be presented in Exhibit 11 is provided in note 9 to the 2005 Annual Report to Shareowners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(27)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2005, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 3rd day of March 2006.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

(28)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	March 3, 2006
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	March 3, 2006
Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact March 3, 2006

(29)