Form 10-Q
period 2006-03-31
GENERAL ELECTRIC CO
filed 2006-04-26
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR

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

There were 10,398,398,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2006.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006	2005	2006	2005	2006	2005

Sales of goods	$14,535	$13,656	$14,026	$12,988	$555	$674
Sales of services	8,949	7,749	9,060	7,845	-	-
Other income	451	317	479	330	-	-
GECS earnings from continuing operations	-	-	2,270	1,863	-	-
GECS revenues from services	13,886	12,628	-	-	14,126	12,931
Total revenues	37,821	34,350	25,835	23,026	14,681	13,605

Cost of goods sold	11,656	10,606	11,188	9,977	513	635
Cost of services sold	6,005	4,936	6,117	5,032	-	-
Interest and other financial charges	4,361	3,671	384	381	4,107	3,414
Investment contracts, insurance losses and
insurance annuity benefits	749	827	-	-	805	866
Provision for losses on financing receivables	822	902	-	-	822	902
Other costs and expenses	9,037	8,848	3,396	3,311	5,723	5,690
Minority interest in net earnings of
consolidated affiliates	238	216	163	186	75	30
Total costs and expenses	32,868	30,006	21,248	18,887	12,045	11,537

Earnings from continuing operations
before income taxes	4,953	4,344	4,587	4,139	2,636	2,068
Provision for income taxes	(911)	(784)	(545)	(579)	(366)	(205)
Earnings from continuing operations	4,042	3,560	4,042	3,560	2,270	1,863
Earnings from discontinued operations, net of taxes	263	405	263	405	263	405
Net earnings	$4,305	$3,965	$4,305	$3,965	$2,533	$2,268

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.39	$0.33
Basic earnings per share	$0.39	$0.34

Per-share amounts - net earnings
Diluted earnings per share	$0.41	$0.37
Basic earnings per share	$0.41	$0.37

Dividends declared per share	$0.25	$0.22

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	3/31/06	12/31/05	3/31/06	12/31/05	3/31/06	12/31/05

Cash and equivalents	$8,503	$8,825	$1,772	$2,015	$6,900	$7,130
Investment securities	45,100	42,148	596	461	44,512	41,710
Current receivables	12,558	14,851	12,764	15,058	-	-
Inventories	11,364	10,474	11,203	10,315	161	159
Financing receivables - net	286,834	287,639	-	-	286,834	287,639
Other GECS receivables	14,360	14,332	-	-	18,855	18,625
Property, plant and equipment (including
equipment leased to others) - net	67,684	67,528	16,370	16,504	51,314	51,024
Investment in GECS	-	-	49,254	50,815	-	-
Intangible assets - net	82,955	81,630	59,141	57,839	23,814	23,791
All other assets	86,947	84,849	36,540	36,752	51,871	49,461
Assets of discontinued operations	58,512	61,066	-	-	58,512	61,066
Total assets	$674,817	$673,342	$187,640	$189,759	$542,773	$540,605

Short-term borrowings	$153,200	$158,156	$2,112	$1,127	$151,593	$157,672
Accounts payable, principally trade accounts	19,096	21,183	10,752	11,870	12,214	13,043
Progress collections and price adjustments accrued	4,354	4,456	4,354	4,456	-	-
Other GE current liabilities	21,181	21,042	21,199	21,059	-	-
Long-term borrowings	222,970	212,281	9,085	9,081	215,086	204,397
Investment contracts, insurance liabilities
and insurance annuity benefits	33,386	33,097	-	-	33,811	33,387
All other liabilities	38,661	39,966	23,020	23,273	15,738	16,787
Deferred income taxes	16,862	16,226	3,775	3,733	13,087	12,493
Liabilities of discontinued operations	49,476	49,527	-	-	49,702	49,763
Total liabilities	559,186	555,934	74,297	74,599	491,231	487,542

Minority interest in equity of consolidated affiliates	8,143	8,054	5,855	5,806	2,288	2,248
Common stock (10,398,398,000 and 10,484,268,000
shares outstanding at March 31, 2006 and
December 31, 2005, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,159	1,831	1,159	1,831	1,049	1,754
Currency translation adjustments	2,272	2,532	2,272	2,532	2,007	2,287
Cash flow hedges	(549)	(822)	(549)	(822)	(507)	(813)
Minimum pension liabilities	(889)	(874)	(889)	(874)	(189)	(179)
Other capital	25,362	25,227	25,362	25,227	12,525	12,386
Retained earnings	99,808	98,117	99,808	98,117	34,368	35,379
Less common stock held in treasury	(20,344)	(17,326)	(20,344)	(17,326)	-	-

Total shareowners’ equity	107,488	109,354	107,488	109,354	49,254	50,815

Total liabilities and equity	$674,817	$673,342	$187,640	$189,759	$542,773	$540,605

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $1,993 million and $2,667 million at March 31, 2006, and December 31, 2005, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” March 31, 2006, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2006	2005	2006	2005	2006	2005

Cash flows - operating activities
Net earnings	$4,305	$3,965	$4,305	$3,965	$2,533	$2,268
Earnings from discontinued operations	(263)	(405)	-	-	(263)	(405)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,132	2,280	633	643	1,499	1,637
Earnings retained by GECS	-	-	871	(2,044)	-	-
Deferred income taxes	311	(168)	73	(1)	238	(167)
Decrease in GE current receivables	2,472	1,315	2,472	1,387	-	-
Increase in inventories	(878)	(678)	(876)	(671)	(2)	(7)
Decrease in accounts payable	(1,286)	(1,583)	(683)	(1,032)	(462)	(850)
Decrease in GE progress collections	(108)	(102)	(108)	(102)	-	-
Provision for losses on GECS financing receivables	822	902	-	-	822	902
All other operating activities	(2,089)	2,188	25	745	(1,104)	1,708
Cash from operating activities - continuing operations	5,418	7,714	6,712	2,890	3,261	5,086
Cash from operating activities - discontinued operations	91	1,210	-	-	91	1,210
Cash from operating activities	5,509	8,924	6,712	2,890	3,352	6,296

Cash flows - investing activities
Additions to property, plant and equipment	(2,984)	(2,934)	(853)	(412)	(2,131)	(2,522)
Dispositions of property, plant and equipment	1,158	1,811	-	-	1,113	1,814
Net decrease (increase) in GECS financing receivables	(3,063)	750	-	-	(3,063)	750
Payments for principal businesses purchased	(2,075)	(7,300)	(1,651)	(2,669)	(424)	(4,631)
All other investing activities	(199)	866	346	586	(1,481)	156
Cash used for investing activities - continuing operations	(7,163)	(6,807)	(2,158)	(2,495)	(5,986)	(4,433)
Cash from (used for) investing activities - discontinued operations	800	(359)	-	-	800	(359)
Cash used for investing activities	(6,363)	(7,166)	(2,158)	(2,495)	(5,186)	(4,792)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,498)	(3,270)	1,054	503	(2,876)	(3,675)
Newly issued debt (maturities longer than 90 days)	24,623	23,722	43	14	24,583	23,677
Repayments and other reductions (maturities longer than 90 days)	(16,103)	(21,219)	(122)	(342)	(15,981)	(20,877)
Net dispositions (purchases) of GE treasury shares	(3,141)	121	(3,141)	121	-	-
Dividends paid to shareowners	(2,631)	(2,336)	(2,631)	(2,336)	(3,404)	(224)
All other financing activities	173	(592)	-	-	173	(592)
Cash from (used for) financing activities - continuing operations	1,423	(3,574)	(4,797)	(2,040)	2,495	(1,691)
Cash used for financing activities - discontinued operations	(249)	(613)	-	-	(249)	(613)
Cash from (used for) financing activities	1,174	(4,187)	(4,797)	(2,040)	2,246	(2,304)

Increase (decrease) in cash and equivalents	320	(2,429)	(243)	(1,645)	412	(800)
Cash and equivalents at beginning of year	11,801	15,328	2,015	3,155	10,106	12,367
Cash and equivalents at March 31	12,121	12,899	1,772	1,510	10,518	11,567
Less cash and equivalents of discontinued operations at March 31	3,618	3,504	-	-	3,618	3,504
Cash and equivalents of continuing operations at March 31	$8,503	$9,395	$1,772	$1,510	$6,900	$8,063

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and Financial Services (GECS) have been eliminated from the “Consolidated” columns.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(In millions)	2006	2005

Revenues
Infrastructure	$10,152	$9,374
Industrial	8,140	7,668
Healthcare	3,659	3,321
NBC Universal	4,482	3,601
Commercial Finance	5,484	5,072
Consumer Finance	5,090	4,689
Total segment revenues	37,007	33,725
Corporate items and eliminations	814	625
Consolidated revenues	$37,821	$34,350

Segment profit (a)
Infrastructure	$1,703	$1,540
Industrial	600	526
Healthcare	496	409
NBC Universal	654	709
Commercial Finance	1,174	926
Consumer Finance	836	735
Total segment profit	5,463	4,845
Corporate items and eliminations	(492)	(325)
GE interest and other financial charges	(384)	(381)
GE provision for income taxes	(545)	(579)
Earnings from continuing operations	4,042	3,560
Earnings from discontinued operations, net of taxes	263	405
Consolidated net earnings	$4,305	$3,965

(a)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Infrastructure and Industrial segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, Consumer Finance, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We reclassified certain prior-period amounts to conform to the current period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

2. The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

3. At March 31, 2006, we classified GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

Planned sale of GE Life

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. GE Life’s assets were $14,520 million at March 31, 2006; its first quarter 2006 revenues were $799 million; and its first quarter 2006 earnings were insignificant. We have provided for a pre-tax loss of $210 million ($175 million after tax or $0.02 per share) based on our best estimate of sales proceeds. We anticipate selling GE Life by March 31, 2007.

Planned sale of GE Insurance Solutions

Swiss Reinsurance Company (Swiss Re) has agreed to buy the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions for $8,500 million, including the assumption of $1,700 million of debt. On April 20, 2006, we and Swiss Re agreed that consideration, other than assumed debt, will consist of $2,400 million of newly issued Swiss Re common stock that we will be restricted from selling for 360 days and the remainder will consist of some combination of cash, immediately salable notes and mandatory convertible instruments. We presently expect this transaction to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

(7)

Completed sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $516 million ($300 million after tax or $0.03 per share).

Summarized financial information for discontinued operations is set forth below. Gain on disposal included both actual (Genworth) and estimated (GE Life) effects.

	Three months ended March 31
(In millions)	2006	2005

Discontinued operations before disposal
Revenues from services	$2,345	$5,213

Earnings from discontinued operations before
minority interest and income taxes	$179	$698
Minority interest	-	99
Earnings from discontinued operations before income taxes	179	599
Income tax expense	(41)	(280)
Earnings from discontinued operations before disposal, net of taxes	$138	$319

Disposal
Gain on disposal before income taxes	$306	$156
Income tax expense	(181)	(70)
Gain on disposal, net of taxes	$125	$86

Earnings from discontinued operations, net of taxes	$263	$405

(8)

	At
(In millions)	3/31/06	12/31/05

Assets
Cash and equivalents	$3,618	$2,976
Investment securities	35,023	37,633
Other GECS receivables	13,333	13,915
Other	6,538	6,542
Assets of discontinued operations	58,512	61,066
Eliminations	-	-
Total	$58,512	$61,066

Liabilities and equity
Investment contracts, insurance liabilities and
insurance annuity benefits	$43,525	$43,378
Other	6,177	6,385
Liabilities of discontinued operations	49,702	49,763
Eliminations	(226)	(236)
Total	$49,476	$49,527

Total accumulated nonowner changes other than earnings	$65	$652

4. GECS revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2006	2005

Interest on loans	$5,342	$4,863
Operating lease rentals	2,915	2,757
Investment income	660	655
Fees	1,007	847
Financing leases	1,002	1,033
Premiums earned by insurance activities	491	553
Other income	2,709	2,223
Total	$14,126	$12,931

(9)

5. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Other pension plans include the U.S. and non-U.S. pension plans whose pension assets or obligations exceeded $50 million. Smaller pension plans and other retiree benefit plans are not material individually or in the aggregate. The effect on operations of the pension and retiree benefit plans follows.

	Principal Pension Plans		Other Pension Plans
	Three months ended March 31		Three months ended March 31
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(952)	$(970)	$(98)	$(88)
Service cost for benefits earned	366	325	83	73
Interest cost on benefit obligation	579	557	93	90
Prior service cost	58	62	1	2
Net actuarial loss recognized	188	81	39	31
Cost of pension plans	$239	$55	$118	$108

	Principal Retiree Health and Life Insurance Plans
	Three months ended March 31
(In millions)	2006	2005

Expected return on plan assets	$(32)	$(34)
Service cost for benefits earned	54	53
Interest cost on benefit obligation	114	126
Prior service cost	74	75
Net actuarial loss recognized	18	18
Cost of principal retiree benefit plans	$228	$238

(10)

6. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended March 31
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,042	$4,042	$3,560	$3,560
Earnings from discontinued operations
for per-share calculation(b)	263	263	403	405
Net earnings available for per-share calculation	$4,305	$4,305	$3,963	$3,965

Average equivalent shares
Shares of GE common stock outstanding	10,442	10,442	10,597	10,597
Employee compensation-related shares,
including stock options	38	-	44	-
Total average equivalent shares	10,480	10,442	10,641	10,597

Per-share amounts
Earnings from continuing operations	$0.39	$0.39	$0.33	$0.34
Earnings from discontinued operations	$0.03	$0.03	$0.04	$0.04
Net earnings	$0.41	$0.41	$0.37	$0.37

(a)	Including dividend equivalents.
(b)	Including dilutive effects of subsidiary-issued stock-based awards.

Earnings-per-share amounts are computed independently each quarter for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations does not always equal the total per-share net earnings for the respective quarters.

7. Inventories consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Raw materials and work in process	$6,176	$5,527
Finished goods	5,561	5,311
Unbilled shipments	280	333
	12,017	11,171
Less revaluation to LIFO	(653)	(697)
Total	$11,364	$10,474

(11)

8. GECS financing receivables - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Loans, net of deferred income	$227,528	$227,923
Investment in financing leases, net of deferred income	63,810	64,309
	291,338	292,232
Less allowance for losses	(4,504)	(4,593)
Financing receivables - net	$286,834	$287,639

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	3/31/06	12/31/05

Loans, net of deferred income	$14,755	$15,868
Investment in financing leases, net of deferred income	131	769
	14,886	16,637
Less allowance for losses	(22)	(22)
Financing receivables - net	$14,864	$16,615

9. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Original cost	$112,457	$111,733
Less accumulated depreciation and amortization	(44,773)	(44,205)
Property, plant and equipment - net	$67,684	$67,528

10. Intangible assets - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Goodwill	$71,002	$69,611
Intangible assets subject to amortization	9,841	9,932
Indefinite-lived intangible assets(a)	2,112	2,087
Total	$82,955	$81,630

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

(12)

First quarter 2006 changes in goodwill balances follow.

(In millions)	Balance 1/1/06	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance 3/31/06

Infrastructure	$10,166	$163	$(14)	$10,315
Industrial	8,702	95	7	8,804
Healthcare	13,404	1,081	4	14,489
NBC Universal	17,534	10	-	17,544
Commercial Finance	10,621	85	(11)	10,695
Consumer Finance	9,184	53	(82)	9,155
Total	$69,611	$1,487	$(96)	$71,002

The amount of goodwill related to new acquisitions recorded during the first quarter of 2006 was $1,277 million. The largest such acquisition was IDX Systems Corporation ($1,099 million), acquired by Healthcare. During 2006, we increased goodwill associated with previous acquisitions by $210 million; the largest such adjustment was an increase of $123 million associated with the 2005 acquisition of Ionics, Inc. by Infrastructure.

Intangible Assets Subject to Amortization

	At
	3/31/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$5,237	$(1,484)	$3,753	$5,311	$(1,406)	$3,905
Capitalized software	5,738	(3,230)	2,508	5,586	(3,059)	2,527
All other	4,911	(1,331)	3,580	4,737	(1,237)	3,500
Total	$15,886	$(6,045)	$9,841	$15,634	$(5,702)	$9,932

Consolidated amortization expense related to intangible assets subject to amortization was $432 million and $363 million for the quarters ended March 31, 2006 and 2005, respectively.

(13)

11. GECS borrowings are summarized in the following table.

	At
(In millions)	3/31/06	12/31/05

Short-term borrowings

Commercial paper
U.S.
Unsecured	$61,724	$67,643
Asset-backed(a)	8,157	9,267
Non-U.S.	24,870	20,456
Current portion of long-term debt(b)(c)	38,693	41,792
Other	18,149	18,514
Total	151,593	157,672

Long-term borrowings

Senior notes
Unsecured	192,239	180,546
Asset-backed(d)	5,899	6,845
Extendible notes(e)	13,984	14,022
Subordinated notes(f)	2,964	2,984
Total	215,086	204,397
Total borrowings	$366,679	$362,069

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 14.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $732 million and $697 million at March 31, 2006 and December 31, 2005, respectively. See note 14.
(c)	Included $250 million of subordinated notes guaranteed by GE at both March 31, 2006, and December 31, 2005.
(d)	Asset-backed senior notes were all issued by consolidated, liquidating securitization entities. See note 14.
(e)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 14.
(f)	Included $750 million of subordinated notes guaranteed by GE at both March 31, 2006, and December 31, 2005.

12. A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended March 31
(In millions)	2006	2005

Net earnings	$4,305	$3,965
Investment securities - net	(672)	(820)
Currency translation adjustments - net	(260)	61
Cash flow hedges - net	273	629
Minimum pension liabilities - net	(15)	13
Total	$3,631	$3,848

(14)

13. We adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method that we adopted voluntarily in 2002. The transitional effects of this provision of SFAS 123R consisted of a reduction in first quarter 2006 net earnings of $3 million to expense the unvested portion of options granted in 2001.

A comparison of reported net earnings for the three months ended March 31, 2006 and 2005, and pro-forma net earnings for the three months ended March 31, 2005, including effects of expensing stock options, follows.

	Three months ended March 31
(In millions; per-share amounts in dollars)	2006	2005

Net earnings, as reported	$4,305	$3,965
Earnings per share, as reported
Diluted	0.41	0.37
Basic	0.41	0.37
Stock option expense included in net earnings	25	37
Total stock option expense	25	64	(a)

Pro-forma effects
Net earnings, on pro-forma basis		3,938
Earnings per share, on pro-forma basis
Diluted		0.37
Basic		0.37

Other share-based compensation expense recognized in net earnings was $26 million and $30 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in earnings for all share-based compensation arrangements was $27 million and $31 million for the three months ended March 31, 2006 and 2005, respectively.

(a)	As if we applied SFAS 123R to expense stock options in all periods. Included amounts we actually recognized in earnings.

SFAS 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $26 million as cash from financing activities rather than cash from operating activities in the first quarter 2006.

(15)

Other Stock-Related Information

We grant stock options, restricted stock units (RSUs) and performance share units (PSUs) to employees under the 1990 Long-Term Incentive Plan as described in our current Proxy Statement. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors (primarily non-employee talent at NBC Universal) under a plan approved by our Board of Directors in 1997 (the consultants’ plan). There are outstanding grants under two separate shareowner-approved option plans for non-employee directors. The last grant was in 2002 and no further grants are expected to be made under these plans. Share requirements may be met from either unissued or treasury shares. Stock options expire 10 years from the date they are granted and vest over service periods that range from one to five years. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments and at various dates, beginning after three years from date of grant through grantee retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock. PSUs give recipients the right to receive shares of our stock upon the achievement of certain performance targets.

All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which consists entirely of outside directors.

Stock Option Activity

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	259,116	$33.07
Granted	146	33.28
Exercised	(4,490)	16.56
Forfeited	(927)	31.83
Expired	(1,465)	41.30
Outstanding at March 31, 2006	252,380	$33.32	4.6	$1,213
Exercisable at March 31, 2006	197,673	$33.71	3.8	$1,048
Options expected to vest	50,624	$31.69	7.6	$161

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005, was $8.40 and $9.42, respectively. The following assumptions were used in arriving at the fair value of options granted during the three months ended March 31, 2006 and 2005: risk-free interest rates of 4.6% and 4.1%; dividend yields of 3.0% and 2.4%; expected volatility factors of 28% and 28%; and expected lives of 6 years and 6 years. Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on a set dividend rate. Expected volatility is based on implied volatility from traded options of our stock and historical volatility of our stock. The expected option life is based on our historical experience of employee exercise behavior.

(16)

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $79 million and $348 million, respectively. As of March 31, 2006, there was $156 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 5 months.

RSU Activity

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	33,078
Granted	146
Vested	(379)
Forfeited	(569)
Outstanding at March 31, 2006	32,276	6.1	$1,123
RSUs expected to vest	28,907	5.6	$1,005

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2006 and 2005, was $33.26 and $36.20, respectively. The total intrinsic value of RSUs vested during the three months ended March 31, 2006 and 2005, was $13 million and $12 million, respectively. As of March 31, 2006, there was $465 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 5 years and 7 months.

PSU Activity

As of March 31, 2006, 1.1 million PSUs with a weighted-average remaining contractual term of 2 years and 4 months, an aggregate intrinsic value of $39 million and $20 million of unrecognized compensation cost were outstanding.

(17)

14. We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

Securitized assets that are on-balance sheet include assets consolidated upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/06	12/31/05

Receivables secured by:
Equipment	$11,309	$12,949
Commercial real estate	12,355	13,010
Residential real estate	8,083	8,882
Other assets	13,079	12,869
Credit card receivables	10,973	10,039
GE trade receivables	4,037	3,960
Total securitized assets	$59,836	$61,709

	At
(In millions)	3/31/06	12/31/05

Off-balance sheet(a)(b)	$43,983	$43,805
On-balance sheet(c)	15,853	17,904
Total securitized assets	$59,836	$61,709

(a)
At March 31, 2006 and December 31, 2005, liquidity support amounted to $2,159 million and $1,931 million, respectively. These amounts are net of $3,424 million and $3,786 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,648 million and $5,988 million at March 31, 2006 and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $63 million and $93 million at March 31, 2006 and December 31, 2005, respectively.
(c)
At March 31, 2006 and December 31, 2005, liquidity support amounted to $8,768 million and $10,044 million, respectively. These amounts are net of $34 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,893 million and $4,780 million at March 31, 2006 and December 31, 2005, respectively.

(18)

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	3/31/06	12/31/05

Financing receivables - net (note 8)	$14,864	$16,615
All other assets	989	1,289
Total	$15,853	$17,904

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Results of Operations

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

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

General Electric Company earnings from continuing operations increased 14% to $4.042 billion in the first quarter of 2006 compared with $3.560 billion in 2005. Earnings per share (EPS) from continuing operations were $0.39 in the first quarter of 2006, up 18% from last year’s $0.33. Five of our six segments contributed double-digit earnings growth for the quarter.

Earnings from discontinued operations were $0.3 billion and included the results of Genworth Financial, Inc. (Genworth), GE Life and most of GE Insurance Solutions Corporation (GE Insurance Solutions).

Net earnings increased 9% to $4.305 billion and EPS increased 11% to $0.41 in the first quarter of 2006.

(19)

Revenues of $37.8 billion in the first quarter of 2006 were 10% higher than in the corresponding period of 2005, reflecting strong organic growth of 9%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 11% to $23.1 billion, reflecting core growth, and the effects of the 2006 Olympics broadcasts and acquisitions. Sales of product services (including sales of spare parts and related services) grew 10% to $6.7 billion in the first quarter of 2006. Financial services revenues grew 8% over the comparable period of last year to $14.7 billion, reflecting core growth.

Overall, acquisitions contributed $1.0 billion and $3.8 billion to consolidated revenues in the first quarters of 2006 and 2005, respectively. Our consolidated net earnings in the first quarters of 2006 and 2005 included approximately $0.1 billion and $0.3 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $0.4 billion in the first quarters of 2006 and 2005, respectively. The effect on earnings was inconsequential in each of the first quarters of 2006 and 2005.

Segment Operations

Operating segments comprise our six businesses focused on the broad markets they serve: Infrastructure, Industrial, Healthcare, NBC Universal, Commercial Finance and Consumer Finance. For segment reporting purposes, certain GECS businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the Infrastructure segment, and Equipment Services reported in the Industrial segment.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, Consumer Finance, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

We have reclassified certain prior-period amounts to conform to the current period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(20)

Infrastructure

	Three months ended March 31
(In millions)	2006	2005

Revenues	$10,152	$9,374

Segment profit	$1,703	$1,540

Revenues
Aviation	$3,041	$2,590
Aviation Financial Services	934	817
Energy	3,835	3,951
Energy Financial Services	301	228
Oil & Gas	772	641
Transportation	1,023	756

Segment profit
Aviation	$645	$527
Aviation Financial Services	206	163
Energy	436	577
Energy Financial Services	117	94
Oil & Gas	55	27
Transportation	204	82

Infrastructure revenues increased 8%, or $0.8 billion, in the first quarter of 2006 as higher volume ($0.8 billion) was partially offset by the strengthening U.S. dollar ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflects increased sales of commercial and military services and commercial engines at Aviation and increased locomotive sales at Transportation, partially offset by lower sales at Energy. Energy sold 21 large heavy-duty gas turbines in the first quarter of 2006, compared with 34 in the corresponding period of 2005. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.1 billion) and Energy Financial Services ($0.1 billion).

Segment profit rose 11%, or $0.2 billion, as productivity ($0.2 billion) and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses of the segment. We realized productivity improvements at Transportation and Aviation. Volume increases were primarily at Aviation. Segment profit from the financial services businesses increased $0.1 billion as a result of core growth at Aviation Financial Services and Energy Financial Services, despite the absence of a 2006 counterpart to the 2005 one-time benefits from our aircraft leasing reorganization.

(21)

Industrial

	Three months ended March 31
(In millions)	2006	2005

Revenues	$8,140	$7,668

Segment profit	$600	$526

Revenues
Consumer & Industrial	$3,534	$3,261
Equipment Services	1,634	1,574
Plastics	1,644	1,648

Segment profit
Consumer & Industrial	$220	$165
Equipment Services	16	10
Plastics	225	240

Industrial revenues rose 6%, or $0.5 billion, in the first quarter of 2006 as higher volume ($0.5 billion) was partially offset by the strengthening U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The increase in volume was primarily at Consumer & Industrial and at Security which acquired Edwards Systems Technology late in the first quarter of 2005. Revenues at Equipment Services also increased as a result of organic revenue growth ($0.1 billion).

Segment profit rose 14%, or $0.1 billion, in the first quarter of 2006 as productivity ($0.2 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.1 billion), primarily at Consumer & Industrial. Segment profit was unaffected by price as higher prices at Consumer & Industrial offset lower prices at Plastics.

Healthcare revenues rose $0.3 billion, or 10%, in the first quarter of 2006 compared with the first quarter of 2005 as higher volume ($0.5 billion) more than offset the strengthening U.S. dollar ($0.1 billion) and the effect of lower prices ($0.1 billion). The increase in volume relates to the 2006 acquisition of IDX, growth in services at Healthcare IT, and stronger ultrasound, CT and X-ray equipment sales. Operating profit of $0.5 billion in 2006 was 21% higher than in the first quarter of 2005 as the effects of productivity ($0.1 billion) and higher volume ($0.1 billion) more than offset the effect of lower prices ($0.1 billion).

NBC Universal reported revenues of $4.5 billion in the first quarter of 2006 compared with $3.6 billion in the first quarter of 2005. The $0.9 billion, or 24%, increase in revenues primarily resulted from the absence of a prior-year counterpart to the 2006 Olympic Games broadcasts ($0.7 billion), the effects of exiting a film distribution agreement ($0.2 billion) and improvements in the film ($0.1 billion) and cable ($0.1 billion) businesses, partially offset by the effects of lower ratings on network and station ad sales ($0.2 billion). Segment profit declined 8%, or $0.1 billion, in the first quarter of 2006, as the favorable effects of the film distribution exit ($0.1 billion) were more than offset by the effects of lower earnings from network and station operations ($0.2 billion), including the 2006 Olympics broadcasts ($0.1 billion).

(22)

Commercial Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,484	$5,072

Segment profit	$1,174	$926

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$195,209	$187,626	$190,546

	Three months ended March 31
(In millions)	2006	2005

Revenues
Capital Solutions	$2,820	$2,889
Real Estate	1,075	898

Segment profit
Capital Solutions	$339	$286
Real Estate	441	310

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets
Capital Solutions	$88,661	$86,230	$87,306
Real Estate	37,566	36,299	35,323

Commercial Finance revenues and net earnings increased 8% and 27%, respectively, compared with the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.2 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by $0.2 billion as a result of dispositions. Revenues for the quarter also increased $0.4 billion compared with the first quarter of 2005 as a result of organic revenue growth ($0.5 billion), partially offset by the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations.

(23)

Consumer Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,090	$4,689

Segment profit	$836	$735

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$158,508	$149,912	$158,829

Consumer Finance revenues and net earnings increased 9% and 14%, respectively, compared with the first quarter of 2005. Revenues for the first quarter of 2006 included $0.2 billion from acquisitions. Revenues for the quarter also increased $0.2 billion compared with the first quarter of 2005 as a result of organic revenue growth ($0.4 billion), partially offset by the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion).

Discontinued Insurance Operations

	Three months ended March 31
(In millions)	2006	2005

Earnings from discontinued operations, net of taxes	$263	$405

In 2006, we continue to reduce our exposure to insurance in a disciplined fashion. In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. We have provided for a pre-tax loss of $0.2 billion ($0.2 billion after tax or $0.02 per share) based on our best estimate of sales proceeds. We anticipate selling GE Life by March 31, 2007.

Swiss Reinsurance Company (Swiss Re) has agreed to buy the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions for $8.5 billion, including the assumption of $1.7 billion of debt. On April 20, 2006, we and Swiss Re agreed that consideration, other than assumed debt, will consist of $2.4 billion of newly issued Swiss Re common stock that we will be restricted from selling for 360 days and the remainder will consist of some combination of cash, immediately salable notes and mandatory convertible instruments. We presently expect this transaction to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $0.5 billion ($0.3 billion after tax or $0.03 per share).

(24)

Discontinued operations comprise GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations net of taxes for the first quarter of 2006 reflected the gain on the sale of our remaining 18% investment in Genworth common stock ($0.3 billion) and earnings from the portions of GE Insurance Solutions described above ($0.1 billion), partially offset by the estimated loss on the planned sale of GE Life ($0.2 billion). GE Insurance Solutions results will be included in our discontinued operations to the date of closing, which is expected to be the second quarter of 2006. GE Life results will be included in our discontinued operations until a transaction is completed. We anticipate selling GE Life by March 31, 2007.

Earnings from discontinued operations net of taxes for the first quarter of 2005 reflected our share of Genworth 2005 earnings from operations ($0.2 billion), the gain related to Genworth’s secondary public offering ($0.1 billion) and the operations of GE Insurance Solutions ($0.2 billion).

Corporate items and eliminations expense for the first quarter of 2006, reflects an increase in costs of our principal pension plans ($0.2 billion) compared with the first quarter of 2005.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth common stock and we initiated a plan to sell GE Life. We have separately reported the assets and liabilities related to these discontinued operations for all periods presented.

•	The U.S. dollar was stronger at March 31, 2006, than it was at December 31, 2005, reducing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $674.8 billion at March 31, 2006, an increase of $1.5 billion from December 31, 2005. GE assets decreased $2.1 billion, while financial services’ assets increased $2.2 billion.

GE assets were $187.6 billion at March 31, 2006, a $2.1 billion decrease from December 31, 2005. The decrease reflects a $2.3 billion decrease in current receivables and a $1.6 billion decrease in GE’s investment in GECS, partially offset by a $1.3 billion increase in intangible assets, primarily related to the acquisition of IDX Systems Corporation by Healthcare, and a $0.9 billion increase in inventories.

Financial services assets were $542.8 billion at March 31, 2006. The $2.2 billion increase from December 31, 2005, was primarily attributable to increases in investment securities of $2.8 billion and other assets of $2.4 billion, offset by a decrease in assets of discontinued operations of $2.6 billion.

Consolidated liabilities of $559.2 billion at March 31, 2006, were $3.3 billion higher than the year-end 2005 balance. GE liabilities decreased $0.3 billion, while financial services’ liabilities increased $3.7 billion.

(25)

GE liabilities were $74.3 billion at March 31, 2006. During the first quarter of 2006, accounts payable decreased $1.1 billion to $10.8 billion and total borrowings increased $1.0 billion to $11.2 billion ($2.1 billion short term and $9.1 billion long term) at March 31, 2006, compared with December 31, 2005. The ratio of borrowings to total capital invested for GE at the end of the first quarter was 9.0% compared with 8.1% at the end of last year and 9.4% at March 31, 2005.

Financial services liabilities increased $3.7 billion to $491.2.billion reflecting an increase in total borrowings of $4.6 billion offset by decreases in other liabilities of $1.0 billion, from year-end 2005.

Consolidated cash and equivalents were $8.5 billion at March 31, 2006, a decrease of $0.3 billion during the first quarter of 2006. Cash and equivalents amounted to $9.4 billion at March 31, 2005, a decrease of $2.7 billion from December 31, 2004. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $6.7 billion in the first quarter of 2006 and $2.9 billion in the first quarter of 2005.

With respect to GE CFOA, we believe it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2006	2005

Operating cash collections	$24.7	$21.5
Operating cash payments	(21.4)	(18.8)
Cash dividends from GECS	3.4	0.2
GE cash from operating activities	$6.7	$2.9

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by about $3.2 billion during the first quarter of 2006. These increases are consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first quarter of 2006 by about $2.6 billion, comparable to the increases in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which decreased in the first quarter of 2006 by $1.8 billion to $3.3 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends from excess capital primarily resulting from GECS business sales. A $2.5 billion special dividend was paid by GECS to GE in the first quarter of 2006; no special dividends were paid by GECS during the first quarter of 2005.

(26)

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to grow dividends, continue to execute on our announced $25 billion share repurchase program and continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at March 31, 2006, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; substantially all of this amount related to the automotive and commercial aviation industries. Impairment losses were inconsequential for each of the first quarters of 2006 and 2005.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $291.3 billion at March 31, 2006, and $292.2 billion at December 31, 2005. The related allowance for losses at March 31, 2006, amounted to $4.5 billion compared with $4.6 billion at December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, decreased $0.9 billion from December 31, 2005, primarily as a result of securitization and sales ($10.6 billion), loans transferred to assets held for sale ($1.1 billion) and the strengthening U.S. dollar ($0.9 billion), partially offset by core growth ($11.3 billion) and acquisitions ($1.1 billion). Related nonearning receivables were $4.2 billion at March 31, 2006, compared with $4.1 billion at year-end 2005, both representing 1.4% of outstanding receivables, respectively. This increase was primarily related to higher nonearning receivables in our European secured financing business at GE Consumer Finance, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio, partially offset by decreases in our U.S. portfolio resulting from an improving economic environment.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Delinquency rates at
	3/31/06	(a)	12/31/05	3/31/05

Commercial Finance	1.31%		1.31%	1.54%
Consumer Finance	5.14		5.08	5.18

(a)	Subject to update.

Delinquency rates at Commercial Finance decreased from March 31, 2005, to March 31, 2006, primarily resulting from improved credit quality across all portfolios.

(27)

Delinquency rates at Consumer Finance increased from December 31, 2005, to March 31, 2006, as a result of seasonality in consumer spending and higher delinquencies in our European secured financing business, discussed above, partially offset by decreases in our U.S. portfolio resulting from an improving economic environment. The decrease from March 31, 2005, to March 31, 2006, reflected improved economic conditions, partially offset by higher delinquencies in our European secured financing business, discussed above.

D. Debt Instruments

During the first quarter of 2006, GECS and GECS affiliates issued $24 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 13 other global markets. Maturities for these issuances ranged from one to forty years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $31 billion and $41 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(28)

Part II. Other Information

Item 1. Legal Proceedings

In April 2006, the U.S. Environmental Protection Agency (EPA) informed the company that it was contemplating seeking $990,000 in penalties for violations of the Clean Air Act at its Mt. Vernon, Indiana Plastics facility. EPA has asserted that the company failed to adequately control air emissions from valves and inlet pipes in an underground piping system. We disagree with those assertions and EPA has already modified its position to reduce the number of potential violations based on conversations with GE. The company is engaged in settlement discussions with the agency over both the nature and severity of the alleged violations.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2006
January	57,020	$34.03	51,309
February	26,135	$33.20	22,177
March	22,071	$34.21	14,597
Total	105,226	$33.86	88,083	$16.7 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 17,143 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2004 GE Share Repurchase Program as modified by the GE Board in November 2005 (the Program) under which we were authorized to repurchase up to $25 billion of our common stock through 2008. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

(29)

Item 6. Exhibits

Exhibit 10	First and Second Amendments to the Transaction Agreement by and between Swiss Reinsurance Company and General Electric Company, dated April 20, 2006.

Exhibit 11	Computation of Per Share Earnings*.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles.

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 6 to the condensed, consolidated financial statements in this report.

(30)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
April 26, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(31)