Form 10-Q
period 2006-06-30
GENERAL ELECTRIC CO
filed 2006-07-24
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 OR

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

There were 10,323,359,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2006.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006	2005	2006	2005	2006	2005

Sales of goods	$16,524	$14,749	$15,993	$14,101	$712	$664
Sales of services	8,373	8,240	8,455	8,307	-	-
Other income	657	596	695	624	-	-
GECS earnings from continuing operations	-	-	2,500	2,028	-	-
GECS revenues from services	14,346	12,954	-	-	14,595	13,297
Total revenues	39,900	36,539	27,643	25,060	15,307	13,961

Cost of goods sold	12,827	11,425	12,350	10,812	659	628
Cost of services sold	5,316	5,171	5,397	5,238	-	-
Interest and other financial charges	4,533	3,786	486	336	4,202	3,603
Investment contracts, insurance losses and
insurance annuity benefits	793	799	-	-	831	850
Provision for losses on financing receivables	896	958	-	-	896	958
Other costs and expenses	9,406	8,741	3,647	3,266	5,853	5,643
Minority interest in net earnings of
consolidated affiliates	235	290	186	249	49	41
Total costs and expenses	34,006	31,170	22,066	19,901	12,490	11,723

Earnings from continuing operations
before income taxes	5,894	5,369	5,577	5,159	2,817	2,238
Provision for income taxes	(1,040)	(993)	(723)	(783)	(317)	(210)
Earnings from continuing operations	4,854	4,376	4,854	4,376	2,500	2,028
Earnings (loss) from discontinued operations,
net of taxes	(2)	271	(2)	271	(2)	271
Net earnings	$4,852	$4,647	$4,852	$4,647	$2,498	$2,299

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.47	$0.41
Basic earnings per share	$0.47	$0.41

Per-share amounts - net earnings
Diluted earnings per share	$0.47	$0.44
Basic earnings per share	$0.47	$0.44

Dividends declared per share	$0.25	$0.22

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006	2005	2006	2005	2006	2005

Sales of goods	$31,059	$28,405	$30,019	$27,089	$1,267	$1,338
Sales of services	17,322	15,989	17,515	16,152	-	-
Other income	1,108	913	1,174	954	-	-
GECS earnings from continuing operations	-	-	4,770	3,891	-	-
GECS revenues from services	28,232	25,582	-	-	28,721	26,228
Total revenues	77,721	70,889	53,478	48,086	29,988	27,566

Cost of goods sold	24,483	22,031	23,538	20,789	1,172	1,263
Cost of services sold	11,321	10,107	11,514	10,270	-	-
Interest and other financial charges	8,894	7,457	870	717	8,309	7,017
Investment contracts, insurance losses and
insurance annuity benefits	1,542	1,626	-	-	1,636	1,716
Provision for losses on financing receivables	1,718	1,860	-	-	1,718	1,860
Other costs and expenses	18,443	17,589	7,043	6,577	11,576	11,333
Minority interest in net earnings of
consolidated affiliates	473	506	349	435	124	71
Total costs and expenses	66,874	61,176	43,314	38,788	24,535	23,260

Earnings from continuing operations
before income taxes	10,847	9,713	10,164	9,298	5,453	4,306
Provision for income taxes	(1,951)	(1,777)	(1,268)	(1,362)	(683)	(415)
Earnings from continuing operations	8,896	7,936	8,896	7,936	4,770	3,891
Earnings from discontinued operations, net of taxes	261	676	261	676	261	676
Net earnings	$9,157	$8,612	$9,157	$8,612	$5,031	$4,567

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.85	$0.75
Basic earnings per share	$0.86	$0.75

Per-share amounts - net earnings
Diluted earnings per share	$0.88	$0.81
Basic earnings per share	$0.88	$0.81

Dividends declared per share	$0.50	$0.44

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	6/30/06	12/31/05	6/30/06	12/31/05	6/30/06	12/31/05

Cash and equivalents	$11,099	$8,825	$1,766	$2,015	$9,484	$7,130
Investment securities	45,021	42,148	469	461	44,559	41,710
Current receivables	12,043	14,851	12,255	15,058	-	-
Inventories	11,744	10,474	11,579	10,315	165	159
Financing receivables - net	303,899	287,639	-	-	303,899	287,639
Other GECS receivables	15,732	14,332	-	-	20,282	18,625
Property, plant and equipment (including
equipment leased to others) - net	71,005	67,528	16,724	16,504	54,281	51,024
Investment in GECS	-	-	48,589	50,815	-	-
Intangible assets - net	85,583	81,630	60,719	57,839	24,864	23,791
All other assets	91,199	84,849	36,641	36,752	55,680	49,461
Assets of discontinued operations	15,090	61,066	-	-	15,090	61,066
Total assets	$662,415	$673,342	$188,742	$189,759	$528,304	$540,605

Short-term borrowings	$157,449	$158,156	$1,517	$1,127	$156,327	$157,672
Accounts payable, principally trade accounts	19,315	21,183	10,577	11,870	12,717	13,043
Progress collections and price adjustments accrued	4,708	4,456	4,708	4,456	-	-
Other GE current liabilities	21,020	21,042	21,020	21,059	-	-
Long-term borrowings	236,935	212,281	9,090	9,081	229,033	204,397
Investment contracts, insurance liabilities
and insurance annuity benefits	34,491	33,097	-	-	34,872	33,387
All other liabilities	40,910	39,966	23,328	23,273	17,679	16,787
Deferred income taxes	15,583	16,226	3,750	3,733	11,833	12,493
Liabilities of discontinued operations	14,957	49,527	-	-	14,959	49,763
Total liabilities	545,368	555,934	73,990	74,599	477,420	487,542

Minority interest in equity of consolidated affiliates	8,274	8,054	5,979	5,806	2,295	2,248
Common stock (10,323,359,000 and 10,484,268,000
shares outstanding at June 30, 2006 and
December 31, 2005, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	453	1,831	453	1,831	381	1,754
Currency translation adjustments	4,267	2,532	4,267	2,532	3,435	2,287
Cash flow hedges	(236)	(822)	(236)	(822)	(240)	(813)
Minimum pension liabilities	(917)	(874)	(917)	(874)	(192)	(179)
Other capital	25,482	25,227	25,482	25,227	12,524	12,386
Retained earnings	102,061	98,117	102,061	98,117	32,680	35,379
Less common stock held in treasury	(23,006)	(17,326)	(23,006)	(17,326)	-	-

Total shareowners’ equity	108,773	109,354	108,773	109,354	48,589	50,815

Total liabilities and equity	$662,415	$673,342	$188,742	$189,759	$528,304	$540,605

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,567 million and $2,667 million at June 30, 2006, and December 31, 2005, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” June 30, 2006, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2006	2005	2006	2005	2006	2005

Cash flows - operating activities
Net earnings	$9,157	$8,612	$9,157	$8,612	$5,031	$4,567
Earnings from discontinued operations	(261)	(676)	-	-	(261)	(676)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	4,378	4,266	1,300	1,225	3,078	3,041
Earnings retained by GECS	-	-	2,559	(2,728)	-	-
Deferred income taxes	401	(549)	55	(87)	346	(462)
Decrease in GE current receivables	2,931	1,544	2,925	1,663	-	-
Increase in inventories	(1,467)	(613)	(1,461)	(583)	(6)	(30)
Decrease in accounts payable	(1,668)	(1,401)	(915)	(1,228)	(504)	(71)
Increase in GE progress collections	246	110	246	110	-	-
Provision for losses on GECS financing receivables	1,718	1,860	-	-	1,718	1,860
All other operating activities	(3,222)	108	457	1,043	(620)	(383)
Cash from operating activities - continuing operations	12,213	13,261	14,323	8,027	8,782	7,846
Cash from (used for) operating activities - discontinued operations	(9)	2,407	-	-	(9)	2,407
Cash from operating activities	12,204	15,668	14,323	8,027	8,773	10,253

Cash flows - investing activities
Additions to property, plant and equipment	(7,384)	(6,141)	(1,497)	(1,049)	(5,887)	(5,092)
Dispositions of property, plant and equipment	2,930	3,071	-	-	2,896	3,075
Net decrease (increase) in GECS financing receivables	(15,483)	4,249	-	-	(15,483)	4,249
Payments for principal businesses purchased	(7,000)	(10,341)	(3,491)	(3,499)	(3,509)	(6,842)
Proceeds from sales of discontinued operations	8,112	3,403	-	-	8,112	3,403
All other investing activities	1,965	(1,263)	1,403	687	(2,481)	(2,584)
Cash used for investing activities - continuing operations	(16,860)	(7,022)	(3,585)	(3,861)	(16,352)	(3,791)
Cash used for investing activities - discontinued operations	(2,558)	(1,131)	-	-	(2,558)	(1,131)
Cash used for investing activities	(19,418)	(8,153)	(3,585)	(3,861)	(18,910)	(4,922)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(3,312)	(5,667)	561	48	(4,127)	(5,801)
Newly issued debt (maturities longer than 90 days)	44,178	40,526	64	87	43,974	40,378
Repayments and other reductions (maturities longer than 90 days)	(21,935)	(38,191)	(148)	(692)	(21,787)	(37,499)
Net purchases of GE treasury shares	(6,217)	(389)	(6,217)	(389)	-	-
Dividends paid to shareowners	(5,247)	(4,677)	(5,247)	(4,677)	(7,590)	(1,839)
All other financing activities	(546)	(860)	-	-	(546)	(860)
Cash from (used for) financing activities - continuing operations	6,921	(9,258)	(10,987)	(5,623)	9,924	(5,621)
Cash used for financing activities - discontinued operations	(256)	(691)	-	-	(256)	(691)
Cash from (used for) financing activities	6,665	(9,949)	(10,987)	(5,623)	9,668	(6,312)

Decrease in cash and equivalents	(549)	(2,434)	(249)	(1,457)	(469)	(981)
Cash and equivalents at beginning of year	11,801	15,328	2,015	3,155	10,106	12,367
Cash and equivalents at June 30	11,252	12,894	1,766	1,698	9,637	11,386
Less cash and equivalents of discontinued operations at June 30	153	3,852	-	-	153	3,852
Cash and equivalents of continuing operations at June 30	$11,099	$9,042	$1,766	$1,698	$9,484	$7,534

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2006	2005	2006	2005

Revenues
Infrastructure	$11,332	$10,221	$21,484	$19,595
Industrial	8,788	8,253	16,928	15,921
Healthcare	4,156	3,768	7,815	7,089
NBC Universal	3,858	3,858	8,340	7,459
Commercial Finance	5,527	4,929	11,011	10,001
Consumer Finance	5,268	4,928	10,358	9,617
Total segment revenues	38,929	35,957	75,936	69,682
Corporate items and eliminations	971	582	1,785	1,207
Consolidated revenues	$39,900	$36,539	$77,721	$70,889

Segment profit (a)
Infrastructure	$2,107	$1,916	$3,810	$3,456
Industrial	729	635	1,329	1,161
Healthcare	795	672	1,291	1,081
NBC Universal	882	979	1,536	1,688
Commercial Finance	1,057	872	2,231	1,798
Consumer Finance	880	735	1,716	1,470
Total segment profit	6,450	5,809	11,913	10,654
Corporate items and eliminations	(387)	(314)	(879)	(639)
GE interest and other financial charges	(486)	(336)	(870)	(717)
GE provision for income taxes	(723)	(783)	(1,268)	(1,362)
Earnings from continuing operations	4,854	4,376	8,896	7,936
Earnings (loss) from discontinued operations,
net of taxes	(2)	271	261	676
Consolidated net earnings	$4,852	$4,647	$9,157	$8,612

(a)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Infrastructure and Industrial segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, Consumer Finance, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

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

Completed sale of GE Insurance Solutions

In June 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions to Swiss Reinsurance Company (Swiss Re) for $9,297 million, including the assumption of $1,700 million of debt. We received $5,359 million in cash and $2,238 million of newly issued Swiss Re common stock, representing a 9% interest in Swiss Re, that we are not permitted to sell until June 4, 2007, under the agreement we have with Swiss Re. GE Insurance Solutions’ earnings from discontinued operations, net of taxes, for the second quarter of 2006 and first six months of 2006 were $101 million and $236 million, respectively.

Completed sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $516 million ($300 million after tax) in the first quarter of 2006.

(8)

Planned sale of GE Life

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. GE Life’s revenues for the second quarter and first six months of 2006 were $63 million and $862 million, respectively; and its earnings from operations for the second quarter and first six months of 2006 were $12 million and $17 million, respectively. For the first six months of 2006, we have provided for a pre-tax loss of $320 million ($285 million after tax), including a $110 million loss recognized in the second quarter of 2006 based on our best estimate of sales proceeds. We do not expect to realize a tax benefit for this loss. We anticipate selling GE Life by March 31, 2007.

Summarized financial information

Summarized financial information for discontinued operations is set forth below. Gain (loss) on disposal included both actual (GE Insurance Solutions and Genworth) and estimated (GE Life) effects.

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Discontinued operations before disposal
Revenues from services	$1,337	$5,017	$3,682	$10,230

Earnings from discontinued operations before
minority interest and income taxes	$203	$636	$382	$1,334
Minority interest	-	145	-	244
Earnings from discontinued operations before
income taxes	203	491	382	1,090
Income tax expense	(41)	(220)	(82)	(500)
Earnings from discontinued operations before
disposal, net of taxes	$162	$271	$300	$590

Disposal
Gain (loss) on disposal before income taxes	$(295)	$-	$11	$156
Income tax benefit (expense)	131	-	(50)	(70)
Gain (loss) on disposal, net of taxes	$(164)	$-	$(39)	$86

Earnings (loss) from discontinued operations,
net of taxes	$(2)	$271	$261	$676

(9)

	At
(In millions)	6/30/06	12/31/05

Assets
Cash and equivalents	$153	$2,976
Investment securities	11,776	37,633
Other receivables	472	13,915
Other	2,689	6,542
Assets of discontinued operations	15,090	61,066
Eliminations	-	-
Total	$15,090	$61,066

Liabilities and equity
Investment contracts, insurance liabilities and insurance annuity benefits	$13,018	$43,378
Other	1,941	6,385
Liabilities of discontinued operations	14,959	49,763
Eliminations	(2)	(236)
Total	$14,957	$49,527

Total accumulated nonowner changes other than earnings	$168	$652

4. GECS revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Interest on loans	$5,627	$5,238	$10,969	$10,101
Operating lease rentals	3,152	2,799	6,067	5,556
Fees	1,009	971	2,016	1,818
Financing leases	1,025	1,035	2,027	2,068
Investment income	566	587	1,226	1,242
Premiums earned by insurance activities	485	570	976	1,123
Other income	2,731	2,097	5,440	4,320
Total	$14,595	$13,297	$28,721	$26,228

(10)

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

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(953)	$(970)	$(1,905)	$(1,940)
Service cost for benefits earned	323	325	689	650
Interest cost on benefit obligation	573	563	1,152	1,120
Prior service cost	57	62	115	124
Net actuarial loss recognized	181	90	369	171
Cost of pension plans	$181	$70	$420	$125

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(99)	$(88)	$(197)	$(176)
Service cost for benefits earned	83	69	166	142
Interest cost on benefit obligation	94	89	187	179
Prior service cost	1	1	2	3
Net actuarial loss recognized	39	26	78	57
Cost of pension plans	$118	$97	$236	$205

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(32)	$(35)	$(64)	$(69)
Service cost for benefits earned	54	54	108	107
Interest cost on benefit obligation	114	127	228	253
Prior service cost	72	74	146	149
Net actuarial loss recognized	18	18	36	36
Cost of principal retiree benefit plans	$226	$238	$454	$476

(11)

6. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,854	$4,854	$4,376	$4,376
Earnings from discontinued operations
for per-share calculation(b)	(2)	(2)	269	271
Net earnings available for per-share calculation	$4,852	$4,852	$4,645	$4,647

Average equivalent shares
Shares of GE common stock outstanding	10,362	10,362	10,604	10,604
Employee compensation-related shares,
including stock options	38	-	46	-
Total average equivalent shares	10,400	10,362	10,650	10,604

Per-share amounts
Earnings from continuing operations	$0.47	$0.47	$0.41	$0.41
Earnings from discontinued operations	$-	$-	$0.03	$0.03
Net earnings	$0.47	$0.47	$0.44	$0.44

	Six months ended June 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$8,896	$8,896	$7,936	$7,936
Earnings from discontinued operations
for per-share calculation(b)	261	261	672	676
Net earnings available for per-share calculation	$9,157	$9,157	$8,608	$8,612

Average equivalent shares
Shares of GE common stock outstanding	10,403	10,403	10,599	10,599
Employee compensation-related shares,
including stock options	38	-	45	-
Total average equivalent shares	10,441	10,403	10,644	10,599

Per-share amounts
Earnings from continuing operations	$0.85	$0.86	$0.75	$0.75
Earnings from discontinued operations	$0.02	$0.03	$0.06	$0.06
Net earnings	$0.88	$0.88	$0.81	$0.81

(a)	Including dividend equivalents.
(b)	Including dilutive effects of subsidiary-issued stock-based awards in 2005.

(12)

Earnings-per-share amounts are computed independently each quarter for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year-to-date period; and the sum of per-share amounts from continuing operations and discontinued operations does not always equal the total per-share net earnings for the respective quarters.

7. Inventories consisted of the following.

	At
(In millions)	6/30/06	12/31/05

Raw materials and work in process	$6,615	$5,527
Finished goods	5,385	5,311
Unbilled shipments	363	333
	12,363	11,171
Less revaluation to LIFO	(619)	(697)
Total	$11,744	$10,474

8. GECS financing receivables - net, consisted of the following.

	At
(In millions)	6/30/06	12/31/05

Loans, net of deferred income	$240,838	$227,923
Investment in financing leases, net of deferred income	67,679	64,309
	308,517	292,232
Less allowance for losses	(4,618)	(4,593)
Financing receivables - net	$303,899	$287,639

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows (see note 14):

	At
(In millions)	6/30/06	12/31/05

Loans, net of deferred income	$13,728	$15,868
Investment in financing leases, net of deferred income	85	769
	13,813	16,637
Less allowance for losses	(34)	(22)
Financing receivables - net	$13,779	$16,615

(13)

9. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	6/30/06	12/31/05

Original cost	$116,708	$111,733
Less accumulated depreciation and amortization	(45,703)	(44,205)
Property, plant and equipment - net	$71,005	$67,528

10. Intangible assets - net, consisted of the following.

	At
(In millions)	6/30/06	12/31/05

Goodwill	$72,468	$69,611
Intangible assets subject to amortization	10,857	9,932
Indefinite-lived intangible assets(a)	2,258	2,087
Total	$85,583	$81,630

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

(In millions)	Balance 1/1/06	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance 6/30/06

Infrastructure	$10,166	$588	$115	$10,869
Industrial	8,702	360	10	9,072
Healthcare	13,404	1,095	22	14,521
NBC Universal	17,534	754	(372)	17,916
Commercial Finance	10,621	18	54	10,693
Consumer Finance	9,184	62	151	9,397
Total	$69,611	$2,877	$(20)	$72,468

The amount of goodwill related to new acquisitions recorded during the first six months of 2006 was $2,709 million, the largest of which were IDX Systems Corporation ($1,114 million) by Healthcare, iVillage Inc. ($465 million) by NBC Universal and ZENON Membrane Solutions ($420 million) by Infrastructure. During 2006, we increased goodwill associated with previous acquisitions by $168 million; the largest such adjustment was an increase of $122 million associated with the 2005 acquisition of Ionics, Inc. by Infrastructure. Also during 2006, goodwill at NBC Universal declined by $304 million as part of the sale of four television stations.

(14)

Intangible Assets Subject to Amortization

	At
	6/30/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$5,089	$(1,541)	$3,548	$5,311	$(1,406)	$3,905
Capitalized software	5,942	(3,410)	2,532	5,586	(3,059)	2,527
All other	6,229	(1,452)	4,777	4,737	(1,237)	3,500
Total	$17,260	$(6,403)	$10,857	$15,634	$(5,702)	$9,932

Consolidated amortization expense related to intangible assets subject to amortization amounted to $468 million and $362 million for the quarters ended June 30, 2006 and 2005, respectively. Consolidated amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2006 and 2005, amounted to $900 million and $725 million, respectively.

(15)

11. GECS borrowings are summarized in the following table.

	At
(In millions)	6/30/06	12/31/05

Short-term borrowings

Commercial paper
U.S.
Unsecured	$63,305	$67,643
Asset-backed(a)	7,620	9,267
Non-U.S.	22,845	20,456
Current portion of long-term debt(b)(c)	43,498	41,792
Other	19,059	18,514
Total	156,327	157,672

Long-term borrowings

Senior notes
Unsecured	205,296	180,546
Asset-backed(d)	6,661	6,845
Extendible notes(e)	13,984	14,022
Subordinated notes(f)	3,092	2,984
Total	229,033	204,397
Total borrowings	$385,360	$362,069

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 14.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $700 million and $697 million at June 30, 2006, and December 31, 2005, respectively. See note 14.
(c)	Included $250 million of subordinated notes guaranteed by GE at both June 30, 2006, and December 31, 2005.
(d)	Included asset-backed senior notes issued by consolidated, liquidating securitization entities of $5,536 million and $6,845 million at June 30, 2006, and December 31, 2005, respectively. See note 14.
(e)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 14.
(f)	Included $750 million of subordinated notes guaranteed by GE at both June 30, 2006, and December 31, 2005.

12. A summary of increases (decreases) in shareowners’ equity, net of income taxes, that did not result directly from transactions with shareowners follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Net earnings	$4,852	$4,647	$9,157	$8,612
Investment securities - net	(706)	1,496	(1,378)	676
Currency translation adjustments - net	1,995	(3,734)	1,735	(3,673)
Cash flow hedges - net	313	(431)	586	198
Minimum pension liabilities - net	(28)	11	(43)	24
Total	$6,426	$1,989	$10,057	$5,837

(16)

13. We adopted the 2004 revision to Statement of Financial Accounting Standards 123, Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method that we adopted voluntarily in 2002. The transitional effects of this provision of SFAS 123R consisted of reductions in net earnings of $3 million and $6 million for the three months and six months ended June 30, 2006, respectively, to expense the unvested portion of options granted in 2001.

A comparison of reported net earnings for 2006 and 2005, and pro-forma net earnings for 2005, including effects of expensing stock options, follows.

	Three months ended June 30			Six months ended June 30
(In millions; per-share amounts in dollars)	2006	2005		2006	2005

Net earnings, as reported	$4,852	$4,647		$9,157	$8,612
Earnings per share, as reported
Diluted	0.47	0.44		0.88	0.81
Basic	0.47	0.44		0.88	0.81
Stock option expense included in net earnings	26	21		50	58
Total stock option expense	26	36	(a)	50	100	(a)

Pro-forma effects
Net earnings, on pro-forma basis		4,632			8,570
Earnings per share, on pro-forma basis
Diluted		0.43			0.81
Basic		0.44			0.81

Other share-based compensation expense recognized in net earnings amounted to $31 million and $30 million for the three months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $29 million and $28 million for the three months ended June 30, 2006 and 2005, respectively. Other share-based compensation expense recognized in net earnings amounted to $57 million and $51 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $56 million and $59 million for the six months ended June 30, 2006 and 2005, respectively.

(a)	As if we applied SFAS 123R to expense stock options in all periods. Included amounts we actually recognized in earnings.

SFAS 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $64 million as cash from financing activities rather than cash from operating activities for the six months ended June 30, 2006.

(17)

Other Stock-Related Information

We grant stock options, restricted stock units (RSUs) and performance share units (PSUs) to employees under the 1990 Long-Term Incentive Plan as described in our current Proxy Statement. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors (primarily non-employee talent at NBC Universal) under a plan approved by our Board of Directors in 1997 (the consultants’ plan). There are outstanding grants under two separate shareowner-approved option plans for non-employee directors. Share requirements for all plans may be met from either unissued or treasury shares. Stock options expire 10 years from the date they are granted and vest over service periods that range from one to five years. RSUs give recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments and at various dates, beginning after three years from date of grant through grantee retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock. PSUs give recipients the right to receive shares of our stock upon the achievement of certain performance targets.

All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which consists entirely of outside directors.

Stock Option Activity

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	259,116	$33.07
Granted	9,898	33.99
Exercised	(10,104)	16.05
Forfeited	(1,833)	32.08
Expired	(2,755)	40.75
Outstanding at June 30, 2006	254,322	$33.70	4.6	$892
Exercisable at June 30, 2006	193,117	$34.16	3.6	$793
Options expected to vest	55,077	$32.19	7.6	$94

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005, amounted to $8.41 and $9.44, respectively. The following assumptions were used in arriving at the fair value of options granted during the six months ended June 30, 2006 and 2005, respectively: risk-free interest rates of 5.0% and 4.0%; dividend yields of 2.9 and 2.4%; expected volatility factors of 25% and 28%; and expected lives of 6 years and 6 years. Risk free interest rate reflects the yield on zero-coupon U.S. Treasury securities. Expected dividend yield presumes a set dividend rate. Expected volatility is based on implied volatility from traded options and historical volatility of our stock. The expected option life is based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, amounted to $183 million and $454 million, respectively. As of June 30, 2006, there was $191 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 3 years and 10 months.

(18)

RSU Activity

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	33,078
Granted	3,814
Vested	(587)
Forfeited	(1,146)
Outstanding at June 30, 2006	35,159	5.7	$1,159
RSUs expected to vest	31,774	5.3	$1,047

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2006 and 2005, amounted to $34.12 and $35.22, respectively. The total intrinsic value of RSUs vested during the six months ended June 30, 2006 and 2005, amounted to $20 million and $45 million, respectively. As of June 30, 2006, there was $530 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 5 years and 3 months.

PSU Activity

As of June 30, 2006, 1.1 million PSUs with a weighted-average remaining contractual term of 2 years and 1 month, an aggregate intrinsic value of $37 million and $16 million of unrecognized compensation cost were outstanding.

(19)

14. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/06	12/31/05

Receivables secured by:
Equipment	$10,201	$12,949
Commercial real estate	12,122	13,010
Residential real estate	7,478	8,882
Other assets	14,206	12,869
Credit card receivables	11,355	10,039
GE trade receivables	3,640	3,960
Total securitized assets	$59,002	$61,709

	At
(In millions)	6/30/06	12/31/05

Off-balance sheet(a)(b)	$44,133	$43,805
On-balance sheet(c)	14,869	17,904
Total securitized assets	$59,002	$61,709

(a)
At June 30, 2006, and December 31, 2005, liquidity support amounted to $1,793 million and $1,931 million, respectively. These amounts are net of $3,293 million and $3,786 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,138 million and $5,988 million at June 30, 2006, and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets amounted to $65 million and $93 million at June 30, 2006, and December 31, 2005, respectively.
(c)
At June 30, 2006, and December 31, 2005, liquidity support amounted to $8,204 million and $10,044 million, respectively. These amounts are net of $21 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,830 million and $4,780 million at June 30, 2006, and December 31, 2005, respectively.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	6/30/06	12/31/05

Financing receivables - net (note 8)	$13,779	$16,615
All other assets	1,090	1,289
Total	$14,869	$17,904

(20)

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

Overview

General Electric Company earnings from continuing operations increased 11% to $4.854 billion in the second quarter of 2006 compared with $4.376 billion in 2005. Earnings per share (EPS) from continuing operations were $0.47 in the second quarter of 2006, up 15% from last year’s $0.41. Five of our six segments contributed double-digit earnings growth for the quarter.

For the first six months of 2006, earnings from continuing operations increased 12% to $8.896 billion compared with $7.936 billion in 2005. EPS from continuing operations were $0.85 in the first six months of 2006, up 13% from last year’s $0.75.

Loss from discontinued operations was an inconsequential amount for the second quarter of 2006 compared with earnings of $0.3 billion in 2005 and included the results of Genworth Financial, Inc. (Genworth), GE Life and most of GE Insurance Solutions Corporation (GE Insurance Solutions).

Earnings from discontinued operations were $0.3 billion for the first six months of 2006 compared with $0.7 billion in 2005.

Net earnings increased 4% to $4.852 billion and EPS increased 7% to $0.47 in the second quarter of 2006 compared with $4.647 billion and $0.44, respectively, in 2005.

For the first six months of 2006, net earnings increased 6% to $9.157 billion compared with $8.612 billion in 2005, and EPS increased 9% to $0.88, compared with last year’s $0.81.

Revenues of $39.9 billion in the second quarter of 2006 were 9% higher reflecting strong organic growth of 8%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 9% to $24.4 billion, primarily reflecting organic growth. Sales of product services (including sales of spare parts and related services) increased 11% to $7.4 billion in the second quarter of 2006. Financial services revenues grew 10% to $15.3 billion, reflecting organic growth and the effects of acquisitions.

(21)

Revenues for the first six months of 2006 rose 10% to $77.7 billion, compared with $70.9 billion last year. Industrial sales of $47.5 billion were 10% higher than in 2005 reflecting strong organic growth, the effects of the first quarter 2006 Olympics broadcasts and acquisitions. Financial Services revenues for the first six months of 2006 were $30.0 billion, a $2.4 billion, or 9%, increase over the first six months of last year. Revenues increased as a result of acquisitions and organic revenue growth, partially offset by dispositions.

Overall, acquisitions contributed $0.7 billion and $3.7 billion to consolidated revenues in the second quarters of 2006 and 2005, respectively. Our consolidated net earnings in the second quarters of 2006 and 2005 included approximately $0.1 billion and $0.3 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $0.2 billion in the second quarters of 2006 and 2005, respectively. The effects of dispositions on earnings were increases in net earnings of $0.1 billion and $0.3 billion in the second quarter of 2006 and 2005, respectively.

Acquisitions contributed $1.7 billion and $7.5 billion to consolidated revenues in the first six months of 2006 and 2005, respectively. Our consolidated net earnings in the first six months of 2006 and 2005 included approximately $0.2 billion and $0.7 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $0.4 billion in the first six months of both 2006 and 2005. The effects of dispositions on earnings were increases in net earnings of $0.1 billion and $0.2 billion in the first six months of 2006 and 2005, respectively.

The most significant acquisitions affecting Healthcare, Infrastructure and NBC Universal results in 2006 were IDX Systems Corporation, Edwards System Technology and the consolidation of MSNBC, respectively. The most significant acquisitions affecting Commercial Finance and Consumer Finance results in 2006 were a strategic joint venture with Garanti Bank, a full service bank in Turkey; the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co.; and a strategic joint venture with Hyundai Card Company, a credit card lender in South Korea. These acquisitions collectively contributed $0.4 billion and $0.1 billion to second quarter revenues and earnings, respectively. Contributions to revenues and earnings for the first six months of 2006 were $0.8 billion and $0.2 billion, respectively.

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

(22)

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

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

Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$11,332	$10,221	$21,484	$19,595

Segment profit	$2,107	$1,916	$3,810	$3,456

Revenues
Aviation	$3,291	$2,971	$6,332	$5,561
Aviation Financial Services	981	819	1,915	1,636
Energy	4,442	3,884	8,277	7,835
Energy Financial Services	364	382	665	610
Oil & Gas	1,094	763	1,866	1,404
Transportation	1,002	892	2,025	1,648

Segment profit
Aviation	$728	$690	$1,373	$1,217
Aviation Financial Services	310	185	516	348
Energy	689	625	1,125	1,202
Energy Financial Services	146	179	263	273
Oil & Gas	108	75	163	102
Transportation	165	101	369	183

(23)

Infrastructure revenues increased 11%, or $1.1 billion, in the second quarter of 2006 reflecting higher volume ($1.1 billion) and higher prices ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased sales at the power generation equipment business at Energy, primarily wind related, strong equipment sales at Oil & Gas and Transportation, and increased commercial engine sales at Aviation. Higher prices were primarily at Aviation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.2 billion). Intra-segment revenues, which increased $0.2 billion, were eliminated from total Infrastructure revenues.

Segment profit rose 10%, or $0.2 billion, in the second quarter as higher volume ($0.2 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.1 billion) at the industrial businesses of the segment. Volume increases were primarily at Energy, Aviation and Oil & Gas. Higher prices and higher material and other costs were primarily at Aviation. Segment profit from the financial services businesses increased $0.1 billion as a result of core growth at Aviation Financial Services, including growth in lower-taxed earnings from global operations.

Infrastructure revenues rose 10% to $21.5 billion for the six months ended June 30, 2006, as higher volume ($1.9 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.2 billion) at the industrial businesses of the segment. The increase in volume reflected increased sales of power generation equipment at Energy, commercial and military services and commercial engines at Aviation and equipment at Oil & Gas, as well as increased locomotive sales at Transportation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion) and Energy Financial Services ($0.1 billion). Intra-segment revenues, which increased $0.3 billion, were eliminated from total Infrastructure revenues.

Segment profit for the first six months of 2006 rose 10% to $3.8 billion, compared with $3.5 billion in 2005, as higher volume ($0.3 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy, Transportation and Oil & Gas. We realized productivity improvements at Transportation and Aviation. Higher material and other costs were primarily at Aviation. Segment profit from the financial services businesses increased $0.2 billion as a result of core growth at Aviation Financial Services. Core growth included growth in lower-taxed earnings from global operations and lower one-time benefits from our aircraft leasing reorganization.

(24)

Industrial

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$8,788	$8,253	$16,928	$15,921

Segment profit	$729	$635	$1,329	$1,161

Revenues
Consumer & Industrial	$3,852	$3,576	$7,386	$6,837
Equipment Services	1,797	1,652	3,431	3,226
Plastics	1,684	1,640	3,328	3,288

Segment profit
Consumer & Industrial	$318	$227	$538	$392
Equipment Services	60	36	76	46
Plastics	183	208	408	448

Industrial revenues rose 6%, or $0.5 billion, in the second quarter of 2006 reflecting higher volume ($0.5 billion) at the industrial businesses in the segment. The increase in volume was primarily at Consumer & Industrial and Plastics. Revenues also increased at Equipment Services as a result of the consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.1 billion) and organic revenue growth ($0.1 billion).

Segment profit rose 15%, or $0.1 billion, in the second quarter of 2006 as productivity ($0.3 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.2 billion), primarily at Consumer & Industrial and Plastics. Segment profit was not significantly affected by price as higher prices at Consumer & Industrial partially offset lower prices at Plastics.

Industrial revenues rose 6% for the six months ended June 30, 2006 as higher volume ($1.0 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.2 billion) at the industrial businesses in the segment, primarily Consumer & Industrial, Plastics and Security, which acquired Edwards Systems Technology late in the first quarter of 2005. Revenues also increased at Equipment Services as a result of organic revenue growth ($0.1 billion) and the consolidation of GE SeaCo ($0.1 billion).

Segment profit rose 14% for the six months ended June 30, 2006, as productivity ($0.4 billion), primarily at Consumer & Industrial, Advanced Materials and Plastics, and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.3 billion), primarily at Consumer & Industrial, Advanced Materials and Plastics. Segment profit was not significantly affected by price as higher prices at Consumer & Industrial offset lower prices at Plastics. See Corporate items and eliminations for a discussion of items not allocated to this segment.

Healthcare revenues rose $0.4 billion, or 10%, in the second quarter of 2006 as higher volume ($0.5 billion) more than offset the effect of lower prices ($0.1 billion). The rise in volume related to increases in healthcare services including the effects of the 2006 acquisition of IDX and stronger equipment sales. Operating profit of $0.8 billion in 2006 was 18% higher than in the second quarter of 2005 as the effects of productivity ($0.1 billion) and higher volume ($0.1 billion) more than offset the effect of lower prices ($0.1 billion).

(25)

Healthcare revenues rose 10% to $7.8 billion in the first six months of 2006 as higher volume ($1.0 billion) more than offset the effect of lower prices ($0.2 billion) and the effects of the strengthening U.S. dollar ($0.1 billion). The rise in volume related to increases in healthcare services including the effects of the 2006 acquisition of IDX, stronger equipment sales and growth at Biosciences. Operating profit of $1.3 billion in the first six months of 2006 was 19% higher than in 2005 as productivity ($0.2 billion) and the effects of higher volume ($0.1 billion) more than offset the effects of lower prices ($0.2 billion) and higher material and other costs ($0.1 billion).

NBC Universal reported revenues of $3.9 billion in the second quarter of 2006, the same as second quarter 2005. We achieved improvements in our cable business, including $0.1 billion from consolidating MSNBC, and realized a $0.1 billion increase from the net effects of certain strategic actions, including 2006 gains from sale of four television stations and a favorable settlement compared with 2005’s gain on acquisition of preferred shares net of effects of an impairment. Revenues were reduced by lower ratings on network and station ad sales ($0.1 billion) and the combination of lower home video sales and license fees ($0.1 billion). Segment profit declined 10% in the second quarter of 2006 as $0.1 billion lower earnings from network and station operations and $0.1 billion lower film profitability (the result of timing of theatrical releases and lower home video sales) exceeded the net effects of the above-mentioned strategic actions ($0.1 billion).

NBC Universal reported revenues of $8.3 billion in the first six months of 2006, a 12% increase from 2005, resulting primarily from absence of a prior-year counterpart to the 2006 Olympic Games broadcasts ($0.7 billion), the effects of exiting a film distribution agreement ($0.2 billion), improvements in the cable business ($0.3 billion) and the above-mentioned strategic actions ($0.1 billion), partially offset by the effects of lower ratings on network and station ad sales ($0.3 billion). Segment profit declined 9%, or $0.2 billion, in the first six months of 2006 as the effects of lower earnings from network and station operations ($0.3 billion), including the 2006 Olympics broadcasts ($0.1 billion), and lower earnings from the film business ($0.1 billion), including the $0.1 billion favorable effects of the film distribution exit, were partially offset by higher earnings from the cable business ($0.1 billion) and the net effects of the above-mentioned strategic actions ($0.1 billion). See Corporate items and eliminations for a discussion of items not allocated to this segment.

(26)

Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$5,527	$4,929	$11,011	$10,001

Segment profit	$1,057	$872	$2,231	$1,798

	At
(In millions)	6/30/06	6/30/05	12/31/05

Total assets	$206,510	$185,665	$190,546

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues
Capital Solutions	$3,047	$2,856	$5,867	$5,745
Real Estate	1,047	744	2,122	1,642

Segment profit
Capital Solutions	$433	$325	$772	$611
Real Estate	334	240	775	550

	At
(In millions)	6/30/06	6/30/05	12/31/05

Assets
Capital Solutions	$90,710	$85,069	$87,306
Real Estate	44,144	35,619	35,323

Commercial Finance revenues and net earnings increased 12% and 21%, respectively, in the second quarter of 2006. 2006 revenues included $0.2 billion from acquisitions, but were reduced by dispositions ($0.1 billion). Revenues for the second quarter also increased as organic revenue growth ($0.6 billion) exceeded effects of the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), including growth in lower-taxed earnings from global operations.

(27)

Commercial Finance revenues and net earnings increased 10% and 24%, respectively, in the first six months of 2006. Revenues for the first six months of 2006 and 2005 included $0.4 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by dispositions ($0.2 billion). Revenues for the first six months also increased as organic revenue growth ($1.1 billion) exceeded effects of the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by the strengthening U.S. dollar ($0.1 billion).

Consumer Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$5,268	$4,928	$10,358	$9,617

Segment profit	$880	$735	$1,716	$1,470

	At
(In millions)	6/30/06	6/30/05	12/31/05

Total assets	$169,416	$149,568	$158,829

Consumer Finance revenues and net earnings increased 7% and 20%, respectively, in the second quarter of 2006. 2006 revenues included $0.2 billion from acquisitions. Revenues for the second quarter also increased as organic revenue growth ($0.3 billion) exceeded effects of the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion), including growth in lower-taxed earnings from global operations.

Consumer Finance revenues and net earnings increased 8% and 17%, respectively, in the first six months of 2006. 2006 revenues included $0.4 billion from acquisitions. Revenues for the first six months also increased as organic revenue growth ($0.7 billion) exceeded effects of the strengthening U.S. dollar ($0.4 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion).

(28)

Discontinued Insurance Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Earnings (loss) from discontinued operations,
net of taxes	$(2)	$271	$261	$676

In June 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) to Swiss Reinsurance Company (Swiss Re) for $9.3 billion, including the assumption of $1.7 billion of debt. We received $5.4 billion in cash and $2.2 billion of newly issued Swiss Re common stock, representing a 9% interest in Swiss Re, that we are not permitted to sell until June 4, 2007, under the agreement we have with Swiss Re.

In March 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth) through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $0.5 billion ($0.3 billion after tax).

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. For the first six months of 2006, we have provided a loss of $0.3 billion, including a $0.1 billion loss recognized in the second quarter of 2006, based on our best estimate of sales proceeds. We do not expect to realize a tax benefit for this loss. We anticipate selling GE Life by March 31, 2007.

Discontinued operations comprise GE Life; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations, net of taxes, for the second quarter of 2006 reflected earnings from GE Insurance Solutions through the date of disposal ($0.2 billion), loss on disposal of GE Insurance Solutions ($0.1 billion) and a provision for estimated loss on the planned sale of GE Life ($0.1 billion). GE Life results will be included in our discontinued operations until a transaction is completed.

Earnings from discontinued operations, net of taxes, for the second quarter of 2005 reflected operations of GE Insurance Solutions ($0.2 billion) and our share of Genworth’s earnings from operations ($0.1 billion).

Earnings from discontinued operations, net of taxes, for the first six months of 2006 reflected earnings from GE Insurance Solutions through the date of disposal ($0.3 billion), the gain on the sale of our remaining 18% investment in Genworth common stock ($0.3 billion), partially offset by a provision for estimated loss on the planned sale of GE Life ($0.3 billion) and the loss on disposal of GE Insurance Solutions ($0.1 billion).

(29)

Earnings from discontinued operations, net of taxes, for the first six months of 2005 reflected earnings from GE Insurance Solutions ($0.3 billion), our share of Genworth’s earnings from operations ($0.3 billion) and the gain related to Genworth’s secondary public offering ($0.1 billion).

Corporate items and eliminations expense for the second quarter and first six months of 2006, increased $0.1 billion and $0.2 billion, respectively, compared with 2005, principally from higher costs of our principal pension plans.

Certain amounts included in this caption are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the second quarter and first six months of 2006, these comprised $0.1 billion for a gain on sale of a business interest at the Equipment Services business of Industrial, offset by $0.1 billion for technology and product development costs at NBC Universal.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During the second quarter of 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions to Swiss Re. This transaction reduced assets and liabilities of discontinued operations by $43.8 billion and $36.0 billion, respectively.

•
During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth common stock and we initiated a plan to sell GE Life. We have separately reported the assets and liabilities related to these discontinued operations for all periods presented.

•
During the first six months of 2006, we completed the acquisitions of IDX Systems Corporation at Healthcare; iVillage Inc. at NBC Universal; ZENON Membrane Solutions at Infrastructure; Arden Realty, Inc., a fully integrated real estate company at Commercial Finance; and the private-label credit card portfolio of Hudson’s Bay Co. at Consumer Finance.

•
The U.S. dollar was weaker at June 30, 2006, than it was at December 31, 2005, increasing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in 2006 has been stronger than during the comparable 2005 period, decreasing the translated levels of our non-U.S. dollar operations, as noted in the preceding Results of Operations section.

Consolidated assets were $662.4 billion at June 30, 2006, a decrease of $10.9 billion from December 31, 2005. GE assets decreased $1.0 billion, while financial services’ assets decreased $12.3 billion.

GE assets were $188.7 billion at June 30, 2006, a $1.0 billion decrease from December 31, 2005. The decrease reflects a $2.8 billion decrease in current receivables and a $2.2 billion decrease in GE’s investment in GECS, partially offset by a $2.9 billion increase in intangible assets, primarily related to the acquisition of IDX Systems Corporation by Healthcare, and a $1.3 billion increase in inventories.

(30)

Financial services assets were $528.3 billion at June 30, 2006. The $12.3 billion decrease from December 31, 2005, was primarily attributable to decreases in assets of discontinued operations of $46.0 billion, partially offset by increases in financing receivables of $16.3 billion, other assets of $6.2 billion, property, plant and equipment of $3.3 billion and investment securities of $2.8 billion.

Consolidated liabilities of $545.4 billion at June 30, 2006, were $10.6 billion lower than the year-end 2005 balance. GE liabilities decreased $0.6 billion, while financial services’ liabilities decreased $10.1 billion.

GE liabilities were $74.0 billion at June 30, 2006. During 2006, accounts payable decreased $1.3 billion to $10.6 billion and total borrowings increased $0.4 billion to $10.6 billion ($1.5 billion short term and $9.1 billion long term) at June 30, 2006, compared with December 31, 2005. The ratio of borrowings to total capital invested for GE at the end of the second quarter was 8.5% compared with 8.1% at the end of last year and 8.8% at June 30, 2005.

Financial services liabilities decreased $10.1 billion to $477.4 billion reflecting a decrease in liabilities of discontinued operations of $34.8 billion, offset by an increase in total borrowings of $23.3 billion, from year-end 2005.

Consolidated cash and equivalents were $11.1 billion at June 30, 2006, an increase of $2.3 billion during the first six months of 2006. Cash and equivalents amounted to $9.0 billion at June 30, 2005, a decrease of $3.0 billion from December 31, 2004. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $14.3 billion in the first six months of 2006 and $8.0 billion in the first six months of 2005.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Six months ended June 30
(In billions)	2006	2005

Operating cash collections	$48.6	$44.5
Operating cash payments	(41.9)	(38.3)
Cash dividends from GECS	7.6	1.8
GE cash from operating activities	$14.3	$8.0

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by about $4.1 billion during the first six months of 2006. These increases are consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first six months of 2006 by about $3.6 billion, comparable to the increases in GE total costs and expenses.

(31)

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in the first six months of 2006 by $0.9 billion to $8.8 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends from excess capital primarily resulting from GECS business sales. Special dividends of $5.7 billion were paid by GECS to GE in the first six months of 2006; no special dividends were paid by GECS during the first six months of 2005.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our announced $25 billion share repurchase program and continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at June 30, 2006, an immaterial amount was at risk of being charged to earnings in the next 12 months. Impairment losses for the first six months of 2006 totaled $0.1 billion compared with an inconsequential amount in the 2005 period. We do not believe that any of the 2006 impairment losses indicate likely future impairments in the remaining portfolio.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, amounted to $308.5 billion at June 30, 2006, and $292.2 billion at December 31, 2005. The related allowance for losses amounted to $4.6 billion at both June 30, 2006, and December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $16.3 billion from December 31, 2005, primarily as a result of core growth ($32.6 billion), the effects of the weaker U.S. dollar at June 30, 2006 ($4.5 billion) and acquisitions ($2.6 billion), partially offset by securitizations and sales ($20.9 billion) and loans transferred to assets held for sale ($1.3 billion). Related nonearning receivables were $4.5 billion (1.5% of outstanding receivables) at June 30, 2006, compared with $4.1 billion (1.4% of outstanding receivables) at year-end 2005. This increase was primarily related to the weaker U.S. dollar and higher nonearning receivables in our European secured financing business at Consumer Finance, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio.

(32)

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Delinquency rates at
	6/30/06	(a)	12/31/05	6/30/05

Commercial Finance	1.29%		1.31%	1.31%
Consumer Finance	5.22		5.08	5.15

(a)	Subject to update.

Delinquency rates at Commercial Finance decreased from December 31, 2005, and June 30, 2005, to June 30, 2006, primarily resulting from improved credit quality across all portfolios.

Delinquency rates at Consumer Finance increased from December 31, 2005, to June 30, 2006, as a result of higher delinquencies in our European secured financing business, discussed above, and our Australian business, which generally obtains credit insurance for certain receivables, partially offset by decreases in our U.S. business resulting from a continued strong economic environment. The increase from June 30, 2005, to June 30, 2006, reflected higher delinquencies in our European secured financing and Australian businesses, discussed above.

D. Debt Instruments

During the first six months of 2006, GECS and GECS affiliates issued $43 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 15 other global markets. Maturities for these issuances ranged from one to forty years. We used the proceeds for repayment of maturing long-term debt, and to fund acquisitions and organic growth. We anticipate that we will issue between $22 billion and $32 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

E. Other Information

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. We expect the transition effects to be modest and to consist of reclassification of certain income tax-related liabilities in our Statement of Financial Position and an immaterial adjustment to the balance of retained earnings. Prior periods will not be restated as a result of this required accounting change.

(33)

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
As previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by us and General Electric Capital Corporation (GE Capital). In August 2005 the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC staff has subpoenaed documents and is taking testimony, and we and GE Capital continue to respond to staff inquiries in connection with the matter. We and GE Capital have been cooperating fully with the investigation.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2006
April	36,962	$34.19	27,474
May	26,943	$34.38	23,640
June	30,952	$33.77	29,240
Total	94,857	$34.10	80,354	$13.9 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 14,503 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(34)

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Shareowners of General Electric Company was held on April 26, 2006.
(b)	All director nominees were elected.
(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals
Ratification of selection of independent
auditors for 2006	8,327,308,580	363,656,494	74,246,892	-

Shareowner Proposals
(1) Relating to cumulative voting	1,414,418,654	4,919,628,553	404,894,997	2,026,269,762
(2) Relating to over-extended directors	2,199,744,907	4,317,716,499	221,480,798	2,026,269,762
(3) Relating to director nominee from retiree ranks	274,809,542	6,344,083,122	120,049,540	2,026,269,762
(4) Relating to independent board chairman	994,941,918	5,627,575,028	116,425,258	2,026,269,762
(5) Relating to majority vote standard	1,277,578,892	5,317,444,285	143,919,027	2,026,269,762
(6) Relating to global warming	427,409,472	5,735,885,995	575,646,737	2,026,269,762

Election of Directors
Director			Votes Received	Votes Withheld

James I. Cash, Jr.			8,355,930,396	409,281,570
William M. Castell			8,541,699,426	223,512,540
Ann M. Fudge			8,381,907,695	383,304,271
Claudio X. Gonzalez			6,847,945,319	1,917,266,647
Jeffrey R. Immelt			8,526,295,069	238,916,897
Andrea Jung			8,481,139,428	284,072,538
Alan G. Lafley			8,613,471,726	151,740,240
Robert W. Lane			8,613,657,332	151,554,634
Ralph S. Larsen			8,611,685,496	153,526,470
Rochelle B. Lazarus			8,609,289,841	155,922,125
Sam Nunn			8,568,765,821	196,446,145
Roger S. Penske			8,319,117,105	446,094,861
Robert J. Swieringa			8,361,462,892	403,749,074
Douglas A. Warner III			8,287,722,690	477,489,276
Robert C. Wright			8,541,959,442	223,252,524

(35)

Item 6. Exhibits

Exhibit 11	Computation of Per Share Earnings*.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles.

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 6 to the condensed, consolidated financial statements in this report.

(36)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 24, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(37)