Form 10-Q
period 2006-09-30
GENERAL ELECTRIC CO
filed 2006-10-31
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 10,308,102,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2006.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006	2005	2006	2005	2006	2005

Sales of goods	$15,656	$14,346	$15,255	$13,823	$519	$543
Sales of services	9,134	7,673	9,223	7,744	-	-
Other income	570	347	613	367	-	-
GECS earnings from continuing operations	-	-	2,704	2,600	-	-
GECS revenues from services	15,496	14,002	-	-	15,756	14,323
Total revenues	40,856	36,368	27,795	24,534	16,275	14,866

Cost of goods sold	12,705	11,247	12,343	10,764	480	505
Cost of services sold	5,763	4,754	5,852	4,825	-	-
Interest and other financial charges	5,143	3,715	507	339	4,802	3,508
Investment contracts, insurance losses and
insurance annuity benefits	822	874	-	-	867	926
Provision for losses on financing receivables	965	1,095	-	-	965	1,095
Other costs and expenses	9,233	8,749	3,262	3,200	6,063	5,704
Minority interest in net earnings of
consolidated affiliates	215	230	158	146	57	84
Total costs and expenses	34,846	30,664	22,122	19,274	13,234	11,822

Earnings from continuing operations
before income taxes	6,010	5,704	5,673	5,260	3,041	3,044
Provision for income taxes	(951)	(1,112)	(614)	(668)	(337)	(444)
Earnings from continuing operations	5,059	4,592	5,059	4,592	2,704	2,600
Earnings (loss) from discontinued operations,
net of taxes	(95)	85	(95)	85	(95)	85
Net earnings	$4,964	$4,677	$4,964	$4,677	$2,609	$2,685

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.49	$0.43
Basic earnings per share	$0.49	$0.43

Per-share amounts - net earnings
Diluted earnings per share	$0.48	$0.44
Basic earnings per share	$0.48	$0.44

Dividends declared per share	$0.25	$0.22

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006	2005	2006	2005	2006	2005

Sales of goods	$46,715	$42,751	$45,274	$40,912	$1,786	$1,881
Sales of services	26,456	23,662	26,738	23,896	-	-
Other income	1,678	1,260	1,787	1,321	-	-
GECS earnings from continuing operations	-	-	7,474	6,491	-	-
GECS revenues from services	43,728	39,584	-	-	44,477	40,551
Total revenues	118,577	107,257	81,273	72,620	46,263	42,432

Cost of goods sold	37,188	33,278	35,881	31,553	1,652	1,768
Cost of services sold	17,084	14,861	17,366	15,095	-	-
Interest and other financial charges	14,037	11,172	1,377	1,056	13,111	10,525
Investment contracts, insurance losses and
insurance annuity benefits	2,364	2,500	-	-	2,503	2,642
Provision for losses on financing receivables	2,683	2,955	-	-	2,683	2,955
Other costs and expenses	27,676	26,338	10,305	9,777	17,639	17,037
Minority interest in net earnings of
consolidated affiliates	688	736	507	581	181	155
Total costs and expenses	101,720	91,840	65,436	58,062	37,769	35,082

Earnings from continuing operations
before income taxes	16,857	15,417	15,837	14,558	8,494	7,350
Provision for income taxes	(2,902)	(2,889)	(1,882)	(2,030)	(1,020)	(859)
Earnings from continuing operations	13,955	12,528	13,955	12,528	7,474	6,491
Earnings from discontinued operations, net of taxes	166	761	166	761	166	761
Net earnings	$14,121	$13,289	$14,121	$13,289	$7,640	$7,252

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$1.34	$1.18
Basic earnings per share	$1.34	$1.18

Per-share amounts - net earnings
Diluted earnings per share	$1.36	$1.25
Basic earnings per share	$1.36	$1.25

Dividends declared per share	$0.75	$0.66

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	9/30/06	12/31/05	9/30/06	12/31/05	9/30/06	12/31/05

Cash and equivalents	$13,782	$8,825	$1,739	$2,015	$12,144	$7,130
Investment securities	45,626	42,148	425	461	45,208	41,710
Current receivables	12,535	14,851	12,771	15,058	-	-
Inventories	11,855	10,474	11,681	10,315	174	159
Financing receivables - net	310,231	287,639	-	-	310,258	287,639
Other GECS receivables	16,359	14,332	-	-	20,741	18,625
Property, plant and equipment (including
equipment leased to others) - net	72,246	67,528	15,834	16,504	56,412	51,024
Investment in GECS	-	-	51,050	50,815	-	-
Intangible assets - net	85,468	81,630	60,129	57,839	25,339	23,791
All other assets	98,458	84,849	39,232	36,752	60,426	49,461
Assets of discontinued operations	15,540	61,066	-	-	15,540	61,066
Total assets	$682,100	$673,342	$192,861	$189,759	$546,242	$540,605

Short-term borrowings	$167,206	$158,156	$2,679	$1,127	$165,073	$157,672
Accounts payable, principally trade accounts	18,788	21,183	10,500	11,870	12,069	13,043
Progress collections and price adjustments accrued	4,949	4,456	4,949	4,456	-	-
Other GE current liabilities	20,430	21,042	20,430	21,059	-	-
Long-term borrowings	242,927	212,281	9,010	9,081	235,123	204,397
Investment contracts, insurance liabilities
and insurance annuity benefits	34,570	33,097	-	-	34,894	33,387
All other liabilities	41,849	39,966	23,803	23,273	18,142	16,787
Deferred income taxes	16,484	16,226	4,183	3,733	12,301	12,493
Liabilities of discontinued operations	15,289	49,527	-	-	15,289	49,763
Total liabilities	562,492	555,934	75,554	74,599	492,891	487,542

Minority interest in equity of consolidated affiliates	8,211	8,054	5,910	5,806	2,301	2,248
Common stock (10,308,102,000 and 10,484,268,000
shares outstanding at September 30, 2006 and
December 31, 2005, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,253	1,831	1,253	1,831	1,188	1,754
Currency translation adjustments	4,748	2,532	4,748	2,532	3,774	2,287
Cash flow hedges	(498)	(822)	(498)	(822)	(465)	(813)
Minimum pension liabilities	(895)	(874)	(895)	(874)	(193)	(179)
Other capital	25,344	25,227	25,344	25,227	12,538	12,386
Retained earnings	104,452	98,117	104,452	98,117	34,207	35,379
Less common stock held in treasury	(23,676)	(17,326)	(23,676)	(17,326)	-	-

Total shareowners’ equity	111,397	109,354	111,397	109,354	51,050	50,815

Total liabilities and equity	$682,100	$673,342	$192,861	$189,759	$546,242	$540,605

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $4,608 million and $2,667 million at September 30, 2006, and December 31, 2005, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” September 30, 2006, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2006	2005	2006	2005	2006	2005

Cash flows - operating activities
Net earnings	$14,121	$13,289	$14,121	$13,289	$7,640	$7,252
Earnings from discontinued operations	(166)	(761)	-	-	(166)	(761)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	6,672	6,483	1,935	1,867	4,737	4,616
Earnings retained by GECS	-	-	1,031	(1,740)	-	-
Deferred income taxes	1,509	(809)	754	(146)	755	(663)
Decrease in GE current receivables	2,337	1,766	2,307	1,857	-	-
Decrease (increase) in inventories	(1,908)	(919)	(1,893)	(934)	(15)	15
Increase (decrease) in accounts payable	(1,508)	(1,096)	(435)	(1,198)	(1,022)	468
Increase in GE progress collections	469	395	469	395	-	-
Provision for losses on GECS financing receivables	2,683	2,955	-	-	2,683	2,955
All other operating activities	(2,450)	4,071	196	1,307	501	3,118
Cash from operating activities - continuing operations	21,759	25,374	18,485	14,697	15,113	17,000
Cash from (used for) operating activities - discontinued operations	(64)	3,888	-	-	(64)	3,888
Cash from operating activities	21,695	29,262	18,485	14,697	15,049	20,888

Cash flows - investing activities
Additions to property, plant and equipment	(11,045)	(9,666)	(2,450)	(1,616)	(8,595)	(8,050)
Dispositions of property, plant and equipment	4,429	4,433	-	-	4,429	4,433
Net increase in GECS financing receivables	(24,179)	(5,513)	-	-	(24,179)	(5,513)
Payments for principal businesses purchased	(10,966)	(10,527)	(4,068)	(3,784)	(6,898)	(6,743)
Proceeds from sales of discontinued operations	8,112	6,690	-	-	8,112	6,690
All other investing activities	1,224	(1,347)	1,405	819	(3,483)	(2,937)
Cash used for investing activities - continuing operations	(32,425)	(15,930)	(5,113)	(4,581)	(30,614)	(12,120)
Cash used for investing activities - discontinued operations	(2,469)	(5,250)	-	-	(2,469)	(5,250)
Cash used for investing activities	(34,894)	(21,180)	(5,113)	(4,581)	(33,083)	(17,370)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	600	(9,871)	1,596	(493)	(1,089)	(7,680)
Newly issued debt (maturities longer than 90 days)	60,745	48,289	88	151	60,665	48,159
Repayments and other reductions (maturities longer than 90 days)	(29,754)	(40,866)	(111)	(819)	(29,643)	(40,047)
Net purchases of GE treasury shares	(7,390)	(1,868)	(7,390)	(1,868)	-	-
Dividends paid to shareowners	(7,831)	(7,015)	(7,831)	(7,015)	(8,671)	(5,512)
All other financing activities	(747)	(1,401)	-	-	(747)	(1,401)
Cash from (used for) financing activities - continuing operations	15,623	(12,732)	(13,648)	(10,044)	20,515	(6,481)
Cash from (used for) financing activities - discontinued operations	(257)	249	-	-	(257)	249
Cash from (used for) financing activities	15,366	(12,483)	(13,648)	(10,044)	20,258	(6,232)

Increase (decrease) in cash and equivalents	2,167	(4,401)	(276)	72	2,224	(2,714)
Cash and equivalents at beginning of year	11,801	15,328	2,015	3,155	10,106	12,367
Cash and equivalents at September 30	13,968	10,927	1,739	3,227	12,330	9,653
Less cash and equivalents of discontinued
operations at September 30	186	2,154	-	-	186	2,154
Cash and equivalents of continuing operations at September 30	$13,782	$8,773	$1,739	$3,227	$12,144	$7,499

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2006	2005	2006	2005

Revenues
Infrastructure	$12,104	$10,128	$33,588	$29,723
Industrial	8,526	8,257	25,454	24,178
Healthcare	3,897	3,578	11,712	10,667
NBC Universal	3,631	3,038	11,971	10,497
Commercial Finance	6,006	5,414	17,017	15,415
GE Money (a)	5,590	4,913	15,948	14,530
Total segment revenues	39,754	35,328	115,690	105,010
Corporate items and eliminations	1,102	1,040	2,887	2,247
Consolidated revenues	$40,856	$36,368	$118,577	$107,257

Segment profit (b)
Infrastructure	$2,336	$1,880	$6,146	$5,336
Industrial	692	629	2,021	1,790
Healthcare	700	589	1,991	1,670
NBC Universal	542	603	2,078	2,291
Commercial Finance	1,290	1,212	3,521	3,010
GE Money (a)	916	810	2,632	2,280
Total segment profit	6,476	5,723	18,389	16,377
Corporate items and eliminations	(296)	(124)	(1,175)	(763)
GE interest and other financial charges	(507)	(339)	(1,377)	(1,056)
GE provision for income taxes	(614)	(668)	(1,882)	(2,030)
Earnings from continuing operations	5,059	4,592	13,955	12,528
Earnings (loss) from discontinued operations,
net of taxes	(95)	85	166	761
Consolidated net earnings	$4,964	$4,677	$14,121	$13,289

(a)	Formerly known as Consumer Finance.
(b)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Infrastructure and Industrial segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

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

Completed sale of GE Insurance Solutions

In June 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions to Swiss Reinsurance Company (Swiss Re) for $9,297 million, including the assumption of $1,700 million of debt. We received $5,359 million in cash and $2,238 million of newly issued Swiss Re common stock, representing a 9% interest in Swiss Re, that we are not permitted to sell before June 4, 2007, under the agreement we have with Swiss Re. GE Insurance Solutions loss from discontinued operations, net of taxes, for the third quarter of 2006 was $25 million and earnings from discontinued operations, net of taxes, for the first nine months of 2006 were $211 million.

Completed sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $516 million ($300 million after tax) in the first quarter of 2006.

(8)

Planned sale of GE Life

On October 13, 2006, Swiss Re agreed to purchase GE Life, our U.K.-based life insurance operation, for 465 million pounds (approximately $863 million). Operating results through closing will be controlled by us and be for our benefit, subject to certain restrictions with respect to conducting the operation being sold. Effective at closing, all policyholder and other customer contracts will be the responsibility of Swiss Re. We expect this transaction to close in the fourth quarter of 2006, subject to regulatory approvals and customary closing conditions. GE Life revenues for the third quarter and first nine months of 2006 were $490 million and $1,352 million, respectively; its earnings from operations for the third quarter and first nine months of 2006 were $12 million and $29 million, respectively. We have provided for our best estimate of loss on the sale. We made no such provision in the third quarter of 2006. We have provided $320 million ($285 million after tax) for the first nine months of 2006.
Summarized financial information for discontinued operations

Summarized financial information for discontinued operations is set forth below. Gain (loss) on disposal included both actual (GE Insurance Solutions and Genworth) and estimated (GE Life) effects.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Operations
Revenues from services	$489	$5,137	$4,171	$15,367

Earnings from discontinued operations before
minority interest and income taxes	$9	$47	$391	$1,381
Minority interest	-	150	-	394
Earnings (loss) from discontinued operations
before income taxes	9	(103)	391	987
Income tax expense	(4)	(66)	(86)	(566)
Earnings (loss) from discontinued operations
before disposal, net of taxes	$5	$(169)	$305	$421

Disposal
Gain (loss) on disposal before income taxes	$(163)	$420	$(152)	$576
Income tax benefit (expense)	63	(166)	13	(236)
Gain (loss) on disposal, net of taxes	$(100)	$254	$(139)	$340

Earnings (loss) from discontinued operations,
net of taxes	$(95)	$85	$166	$761

(9)

	At
(In millions)	9/30/06	12/31/05

Assets
Cash and equivalents	$186	$2,976
Investment securities	12,107	37,633
Other receivables	467	13,915
Other	2,780	6,542
Assets of discontinued operations	$15,540	$61,066

	At
(In millions)	9/30/06	12/31/05

Liabilities and equity
Investment contracts, insurance liabilities and insurance annuity benefits	$13,403	$43,378
Other	1,886	6,385
Liabilities of discontinued operations	15,289	49,763
Eliminations	-	(236)
Total	$15,289	$49,527

Total accumulated nonowner changes other than earnings	$194	$652

4. GECS revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Interest on loans	$5,586	$4,843	$16,555	$14,944
Operating lease rentals	3,410	3,006	9,477	8,562
Fees	1,002	1,126	3,018	2,944
Financing leases	1,176	962	3,203	3,030
Investment income	687	895	1,913	2,137
Premiums earned by insurance activities	536	563	1,512	1,686
Other income	3,359	2,928	8,799	7,248
Total	$15,756	$14,323	$44,477	$40,551

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

	Principal Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(953)	$(971)	$(2,858)	$(2,911)
Service cost for benefits earned	338	407	1,027	1,057
Interest cost on benefit obligation	576	564	1,728	1,684
Prior service cost	69	63	184	187
Net actuarial loss recognized	181	90	550	261
Cost of pension plans	$211	$153	$631	$278

	Other Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(101)	$(87)	$(298)	$(267)
Service cost for benefits earned	81	66	247	212
Interest cost on benefit obligation	96	89	283	274
Prior service cost	1	1	3	5
Net actuarial loss recognized	42	29	120	86
Cost of pension plans	$119	$98	$355	$310

	Principal Retiree Health and Life Insurance Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Expected return on plan assets	$(31)	$(34)	$(95)	$(103)
Service cost for benefits earned	50	92	158	199
Interest cost on benefit obligation	114	127	342	380
Prior service cost	101	75	247	224
Net actuarial loss recognized	16	18	52	54
Cost of principal retiree benefit plans	$250	$278	$704	$754

(11)

6. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended September 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$5,060	$5,059	$4,592	$4,592
Earnings (loss) from discontinued operations
for per-share calculation(b)	(95)	(95)	82	85
Net earnings available for per-share calculation	$4,965	$4,964	$4,674	$4,677

Average equivalent shares
Shares of GE common stock outstanding	10,317	10,317	10,585	10,585
Employee compensation-related shares,
including stock options	31	-	38	-
Total average equivalent shares	10,348	10,317	10,623	10,585

Per-share amounts
Earnings from continuing operations	$0.49	$0.49	$0.43	$0.43
Earnings (loss) from discontinued operations	$(0.01)	$(0.01)	$0.01	$0.01
Net earnings	$0.48	$0.48	$0.44	$0.44

	Nine months ended September 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$13,956	$13,955	$12,528	$12,528
Earnings from discontinued operations
for per-share calculation(b)	166	166	753	761
Net earnings available for per-share calculation	$14,122	$14,121	$13,281	$13,289

Average equivalent shares
Shares of GE common stock outstanding	10,380	10,380	10,591	10,591
Employee compensation-related shares,
including stock options	35	-	42	-
Total average equivalent shares	10,415	10,380	10,633	10,591

Per-share amounts
Earnings from continuing operations	$1.34	$1.34	$1.18	$1.18
Earnings from discontinued operations	$0.02	$0.02	$0.07	$0.07
Net earnings	$1.36	$1.36	$1.25	$1.25

(a)	Including dividend equivalents.
(b)	Including dilutive effects of subsidiary-issued stock-based awards in 2005.

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

7. Inventories consisted of the following.

	At
(In millions)	9/30/06	12/31/05

Raw materials and work in process	$6,724	$5,527
Finished goods	5,339	5,311
Unbilled shipments	426	333
	12,489	11,171
Less revaluation to LIFO	(634)	(697)
Total	$11,855	$10,474

8. GECS financing receivables - net, consisted of the following.

	At
(In millions)	9/30/06	12/31/05

Loans, net of deferred income	$246,494	$227,923
Investment in financing leases, net of deferred income	68,278	64,309
	314,772	292,232
Less allowance for losses	(4,514)	(4,593)
Financing receivables - net	$310,258	$287,639

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows (see note 14):

	At
(In millions)	9/30/06	12/31/05

Loans, net of deferred income	$12,444	$15,868
Investment in financing leases, net of deferred income	213	769
	12,657	16,637
Less allowance for losses	(29)	(22)
Financing receivables - net	$12,628	$16,615

(13)

9. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	9/30/06	12/31/05

Original cost	$117,847	$111,729
Less accumulated depreciation and amortization	(45,601)	(44,201)
Property, plant and equipment - net	$72,246	$67,528

10. Intangible assets - net, consisted of the following.

	At
(In millions)	9/30/06	12/31/05

Goodwill	$72,472	$69,611
Intangible assets subject to amortization	10,690	9,932
Indefinite-lived intangible assets(a)	2,306	2,087
Total	$85,468	$81,630

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

(In millions)	Balance 1/1/06	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance 9/30/06

Infrastructure	$10,166	$643	$124	$10,933
Industrial	8,702	297	(855)	8,144
Healthcare	13,404	1,407	19	14,830
NBC Universal	17,534	768	(372)	17,930
Commercial Finance	10,621	378	63	11,062
GE Money	9,184	224	165	9,573
Total	$69,611	$3,717	$(856)	$72,472

Goodwill balances increased $3,692 million in 2006 as a result of new acquisitions. The largest goodwill balance increases this year arose from acquisitions of IDX Systems Corporation ($1,111 million at Healthcare), ZENON Membrane Solutions ($514 million at Infrastructure) and iVillage Inc. ($468 million at NBC Universal). During 2006, we increased goodwill associated with previous acquisitions by $25 million. Also during 2006, goodwill balances declined as a result of reclassifying the Advanced Materials business to assets held for sale ($930 million at Industrial) and the sale of television stations ($304 million at NBC Universal).

(14)

Intangible assets subject to amortization

	At
	9/30/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$5,058	$(1,559)	$3,499	$5,311	$(1,406)	$3,905
Capitalized software	6,057	(3,553)	2,504	5,586	(3,059)	2,527
All other	6,298	(1,611)	4,687	4,737	(1,237)	3,500
Total	$17,413	$(6,723)	$10,690	$15,634	$(5,702)	$9,932

Consolidated amortization expense related to intangible assets subject to amortization amounted to $458 million and $311 million for the quarters ended September 30, 2006 and 2005, respectively, and $1,358 million and $1,036 million for the nine months ended September 30, 2006 and 2005, respectively.

(15)

11. GECS borrowings are summarized in the following table.

	At
(In millions)	9/30/06	12/31/05

Short-term borrowings

Commercial paper
U.S.
Unsecured	$65,208	$67,643
Asset-backed (a)	6,927	9,267
Non-U.S.	24,137	20,456
Current portion of long-term debt (b)(c)	49,659	41,792
Other	19,142	18,514
Total	165,073	157,672

Long-term borrowings

Senior notes
Unsecured	211,911	180,546
Asset-backed (d)	6,181	6,845
Extendible notes (e)	11,991	14,022
Subordinated notes (f)	5,040	2,984
Total	235,123	204,397
Total borrowings	$400,196	$362,069

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 14.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $497 million and $697 million at September 30, 2006, and December 31, 2005, respectively. See note 14.
(c)	Included $250 million of subordinated notes guaranteed by GE at both September 30, 2006, and December 31, 2005.
(d)
Included asset-backed senior notes issued by consolidated, liquidating securitization entities of $5,024 million and $6,845 million at September 30, 2006, and December 31, 2005, respectively. See note 14.

(e)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 14.
(f)	Included $750 million of subordinated notes guaranteed by GE at both September 30, 2006, and December 31, 2005.

12. A summary of increases (decreases) in shareowners’ equity, net of income taxes, that did not result directly from transactions with shareowners follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Net earnings	$4,964	$4,677	$14,121	$13,289
Investment securities - net	800	(1,078)	(578)	(402)
Currency translation adjustments - net	481	473	2,216	(3,200)
Cash flow hedges - net	(262)	84	324	282
Minimum pension liabilities - net	22	3	(21)	27
Total	$6,005	$4,159	$16,062	$9,996

(16)

13. We adopted the 2004 revision to Statement of Financial Accounting Standards 123, Share-Based Payment (SFAS 123R), on January 1, 2006, using the modified prospective method. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method that we adopted voluntarily in 2002. The transitional effects of this provision of SFAS 123R consisted of reductions in net earnings of $3 million and $10 million for the three months and nine months ended September 30, 2006, respectively, to expense the unvested portion of options granted in 2001.

A comparison of reported net earnings for 2006 and 2005, and pro-forma net earnings for 2005, including effects of expensing stock options, follows.

	Three months ended September 30			Nine months ended September 30
(In millions; per-share amounts in dollars)	2006	2005		2006	2005

Net earnings, as reported	$4,964	$4,677		$14,121	$13,289
Earnings per share, as reported
Diluted	0.48	0.44		1.36	1.25
Basic	0.48	0.44		1.36	1.25
Stock option expense included in net earnings	27	26		77	84
Total stock option expense	27	41	(a)	77	141	(a)

Pro-forma effects
Net earnings, on pro-forma basis		4,662			13,232
Earnings per share, on pro-forma basis
Diluted		0.44			1.24
Basic		0.44			1.25

Other share-based compensation expense recognized in net earnings amounted to $34 million and $26 million for the three months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $31 million and $28 million for the three months ended September 30, 2006 and 2005, respectively. Other share-based compensation expense recognized in net earnings amounted to $91 million and $77 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $87 million for the nine months ended September 30, 2006, the same as in the 2005 time period.

(a)	As if we applied SFAS 123R to expense stock options in all periods. Included amounts we actually recognized in earnings.

SFAS 123R also required us to change the statement of cash flows classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $111 million as cash from financing activities rather than cash from operating activities for the nine months ended September 30, 2006.

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

All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which consists entirely of independent directors.

Stock Option Activity

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	259,116	$33.07
Granted	20,403	34.00
Exercised	(30,761)	16.09
Forfeited	(3,514)	32.36
Expired	(4,768)	41.28
Outstanding at September 30, 2006	240,476	$35.18	4.9	$796
Exercisable at September 30, 2006	190,131	$35.83	4.0	$665
Options expected to vest	44,902	$32.61	8.3	$121

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, amounted to $7.99 and $8.87, respectively. The following assumptions were used in arriving at the fair value of options granted during the nine months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.8% and 4.1%; dividend yields of 2.9% and 2.6%; expected volatility factors of 24% and 28%; and expected lives of 6 years and 6 years. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, amounted to $725 million and $696 million, respectively. As of September 30, 2006, there was $227 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 4 years and 1 month.

(18)

RSU activity

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2006	33,078
Granted	8,689
Vested	(4,602)
Forfeited	(2,378)
Outstanding at September 30, 2006	34,787	5.9	$1,228
RSUs expected to vest	31,211	5.1	$1,102

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2006 and 2005, amounted to $33.86 and $34.71, respectively. The total intrinsic value of RSUs vested during the nine months ended September 30, 2006 and 2005, amounted to $123 million and $82 million, respectively. As of September 30, 2006, there was $586 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of 5 years and 2 months.

PSU activity

As of September 30, 2006, 1.4 million PSUs with a weighted-average remaining contractual term of 2 years and 3 months, an aggregate intrinsic value of $49 million and $20 million of unrecognized compensation cost were outstanding.

(19)

14. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	9/30/06	12/31/05

Receivables secured by:
Equipment	$9,640	$12,949
Commercial real estate	11,467	13,010
Residential real estate	7,726	8,882
Other assets	14,758	12,869
Credit card receivables	12,853	10,039
Trade receivables, principally GE	3,647	3,960
Total securitized assets	$60,091	$61,709

	At
(In millions)	9/30/06	12/31/05

Off-balance sheet(a)(b)	$46,435	$43,805
On-balance sheet(c)	13,656	17,904
Total securitized assets	$60,091	$61,709

(a)
At September 30, 2006, and December 31, 2005, liquidity support amounted to $1,737 million and $1,931 million, respectively. These amounts are net of $3,162 million and $3,786 million, respectively, participated or deferred beyond one year. Credit support amounted to $4,977 million and $5,988 million at September 30, 2006, and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets amounted to $74 million and $93 million at September 30, 2006, and December 31, 2005, respectively.
(c)
At September 30, 2006, and December 31, 2005, liquidity support amounted to $7,315 million and $10,044 million, respectively. These amounts are net of $21 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,535 million and $4,780 million at September 30, 2006, and December 31, 2005, respectively.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	9/30/06	12/31/05

Financing receivables - net (note 8)	$12,628	$16,615
All other assets	1,028	1,289
Total	$13,656	$17,904

(20)

15. As part of our continuing review of our derivatives and hedging activities, we made immaterial adjustments in the third quarter of 2006 for certain prior-period activities. The largest such adjustment related to termination of hedge accounting for commercial paper swaps associated with the 2004 disposal of Genworth. This correction comprised a reduction of $79 million, net of tax, in our gain on the Genworth disposition and an adjustment of $45 million, net of tax, for the subsequent net increase in value of the stand-alone swaps.

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

Overview

General Electric Company earnings increased 10% to $5.059 billion in the third quarter of 2006 compared with $4.592 billion in 2005. Earnings per share (EPS) were $0.49 in the third quarter of 2006, up 14% from last year’s $0.43. Four of our six segments contributed double-digit earnings growth for the quarter.

For the first nine months of 2006, earnings increased 11% to $13.955 billion compared with $12.528 billion in 2005. EPS were $1.34 in the first nine months of 2006, up 14% from last year’s $1.18.

Loss from discontinued operations was $0.1 billion in the third quarter of 2006 compared with earnings of $0.1 billion in 2005 and included the results of Genworth Financial, Inc. (Genworth), GE Life and most of GE Insurance Solutions Corporation (GE Insurance Solutions).

Earnings from discontinued operations were $0.2 billion for the first nine months of 2006 compared with $0.8 billion in 2005.

Net earnings increased 6% to $4.964 billion and EPS increased 9% to $0.48 in the third quarter of 2006 compared with $4.677 billion and $0.44, respectively, in 2005.

For the first nine months of 2006, net earnings increased 6% to $14.121 billion compared with $13.289 billion in 2005, and EPS increased 9% to $1.36, compared with last year’s $1.25.

(21)

Revenues of $40.9 billion in the third quarter of 2006 were 12% higher reflecting strong organic revenue growth of 10%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 13% to $24.5 billion, primarily reflecting organic growth. Sales of product services (including sales of spare parts and related services) increased 11% to $7.4 billion in the third quarter of 2006. Financial services revenues grew 9% to $16.3 billion, reflecting organic revenue growth and the effects of acquisitions.

Revenues for the first nine months of 2006 rose 11% to $118.6 billion, compared with $107.3 billion last year. Industrial sales of $72.0 billion were 11% higher than in 2005 reflecting strong organic growth, the effects of the first quarter 2006 Olympics broadcasts and acquisitions. Financial Services revenues for the first nine months of 2006 were $46.3 billion, a $3.8 billion, or 9%, increase over the first nine months of last year. Revenues increased as a result of acquisitions and organic revenue growth, partially offset by dispositions and the strengthening U.S. dollar.

Acquisitions contributed $0.9 billion and $1.1 billion to consolidated revenues in the third quarters of 2006 and 2005, respectively. Our consolidated net earnings included approximately $0.1 billion from acquired businesses in the third quarters of both 2006 and 2005. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our results through lower revenues of approximately $0.2 billion and $0.1 billion in the third quarters of 2006 and 2005, respectively, and higher earnings of approximately $0.1 billion in the third quarters of both 2006 and 2005.

Acquisitions contributed $2.6 billion and $8.6 billion to consolidated revenues in the first nine months of 2006 and 2005, respectively. Our consolidated net earnings in the first nine months of 2006 and 2005 included approximately $0.3 billion and $0.8 billion, respectively, from acquired businesses. Dispositions also affected our results through lower revenues of approximately $0.7 billion and $0.5 billion and increased earnings of approximately $0.2 billion and $0.3 billion in the first nine months of 2006 and 2005, respectively.

The most significant acquisitions affecting 2006 results were:

•	Infrastructure - Ionics, Inc. and ZENON Membrane Solutions
•	Industrial - Edwards System Technology and SBS Technology
•	Healthcare - IDX Systems Corporation
•	NBC Universal - controlling interest resulting in consolidation of MSNBC
•	Commercial Finance - Transportation Financial Services Group of CitiCapital, Antares Capital Corp. and the custom fleet business of National Australia Bank Ltd.
•	GE Money (formerly Consumer Finance) - joint ventures with Garanti Bank and Hyundai Card Company

In total, these acquisitions contributed $0.5 billion and $0.1 billion to third quarter 2006 revenues and earnings, respectively. Contributions to revenues and earnings for the first nine months of 2006 were $1.6 billion and $0.3 billion, respectively.

(22)

Segment Operations

Operating segments comprise our six businesses focused on the broad markets they serve: Infrastructure, Industrial, Healthcare, NBC Universal, Commercial Finance and GE Money. For segment reporting purposes, certain GECS businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the Infrastructure segment, and Equipment Services reported in the Industrial segment.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

We have reclassified certain prior-period amounts to conform to the current period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(23)

Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$12,104	$10,128	$33,588	$29,723

Segment profit	$2,336	$1,880	$6,146	$5,336

Revenues
Aviation	$3,157	$3,007	$9,489	$8,568
Aviation Financial Services	1,075	964	2,990	2,600
Energy	5,055	3,681	13,332	11,516
Energy Financial Services	524	379	1,189	989
Oil & Gas	1,029	906	2,895	2,310
Transportation	1,016	910	3,041	2,558

Segment profit
Aviation	$706	$604	$2,079	$1,821
Aviation Financial Services	261	195	777	543
Energy	747	584	1,872	1,786
Energy Financial Services	234	177	497	450
Oil & Gas	161	107	324	209
Transportation	196	161	565	344

Infrastructure revenues increased 20%, or $2.0 billion, in the third quarter of 2006 reflecting higher volume ($1.7 billion), higher prices ($0.1 billion) and the effect of the weakening U.S. dollar ($0.1 billion) at the industrial businesses of the segment. Volume increased at Energy (primarily Wind equipment), Aviation (commercial, partially offset by military), Transportation (primarily locomotives and services) and Oil & Gas (new equipment and services). Higher prices were primarily at Energy, especially Wind equipment. The effect of the weakening U.S. dollar was primarily at Oil & Gas. Revenues also increased as a result of organic revenue growth at Energy Financial Services ($0.1 billion) and Aviation Financial Services ($0.1 billion). Intra-segment revenues, which increased $0.1 billion, were eliminated from total Infrastructure revenues.

Segment profit rose 24%, or $0.5 billion, in the third quarter as higher volume ($0.3 billion) and higher prices ($0.1 billion) more than offset lower productivity ($0.1 billion) and higher material and other costs ($0.1 billion) at the industrial businesses of the segment. Segment profit from the financial services businesses increased as a result of core growth at Aviation Financial Services ($0.1 billion), including growth in lower-taxed earnings from global operations that were more than offset by lower one-time benefits from our aircraft leasing reorganization, and Energy Financial Services ($0.1 billion).

(24)

Infrastructure revenues rose 13% to $33.6 billion for the nine months ended September 30, 2006, as higher volume ($3.6 billion) and higher prices ($0.1 billion) were partially offset by the effects of the overall strengthening U.S. dollar over the nine months ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased sales of power generation equipment at Energy, commercial and military services and commercial engines at Aviation, equipment at Oil & Gas, and locomotives at Transportation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.4 billion) and Energy Financial Services ($0.2 billion). Intra-segment revenues, which increased $0.5 billion, were eliminated from total Infrastructure revenues.

Segment profit for the nine months ended September 30, 2006, rose 15% to $6.1 billion, compared with $5.3 billion in 2005, as higher volume ($0.6 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. Volume increases were primarily at Energy and Aviation. Higher material and other costs were primarily at Aviation. Segment profit from the financial services businesses increased $0.3 billion primarily as a result of core growth at Aviation Financial Services ($0.2 billion), including growth in lower-taxed earnings from global operations that were more than offset by lower one-time benefits from our aircraft leasing reorganization.

Industrial

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$8,526	$8,257	$25,454	$24,178

Segment profit	$692	$629	$2,021	$1,790

Revenues
Consumer & Industrial	$3,533	$3,522	$10,919	$10,359
Equipment Services	1,848	1,709	5,279	4,935
Plastics	1,677	1,663	5,005	4,951

Segment profit
Consumer & Industrial	$283	$196	$821	$588
Equipment Services	91	66	167	112
Plastics	152	197	560	645

Industrial revenues rose 3%, or $0.3 billion, in the third quarter of 2006 as higher volume ($0.2 billion) was partially offset by lower prices ($0.1 billion) at the industrial businesses in the segment. The increase in volume and decrease in prices was primarily at Plastics. Revenues in the third quarter of 2006 were also approximately $0.3 billion lower as a result of the sale of GE Supply during the quarter. Revenues also increased at Equipment Services as a result of the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.1 billion) and organic revenue growth ($0.1 billion).

Segment profit rose 10%, or $0.1 billion, in the third quarter of 2006 as productivity ($0.4 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.3 billion), primarily at Consumer & Industrial and Plastics, and lower prices ($0.1 billion), primarily at Plastics.

(25)

Industrial revenues rose 5% for the nine months ended September 30, 2006 as higher volume ($1.2 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses in the segment. Volume increases were primarily at Consumer & Industrial and Plastics. Revenues also increased at Equipment Services as a result of organic revenue growth ($0.2 billion) and the consolidation of GE SeaCo ($0.2 billion).

Segment profit rose 13% for the nine months ended September 30, 2006, as productivity ($0.8 billion), primarily at Consumer & Industrial and Plastics, and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.6 billion), primarily at Consumer & Industrial and Plastics, and lower prices ($0.1 billion). Lower prices at Plastics were partially offset by higher prices at Consumer & Industrial. See Corporate items and eliminations for a discussion of items not allocated to this segment.

Healthcare revenues rose $0.3 billion, or 9%, in the third quarter of 2006 as higher volume ($0.4 billion) more than offset the effect of lower prices ($0.1 billion). The rise in volume related to increases in healthcare services, including the effects of the 2006 acquisition of IDX, and stronger equipment sales. Operating profit of $0.7 billion in the third quarter of 2006 was 19% higher than in 2005 as the effects of productivity ($0.2 billion) and higher volume ($0.1 billion) more than offset the effect of lower prices ($0.1 billion).

Healthcare revenues rose 10% to $11.7 billion in the first nine months of 2006 as higher volume ($1.4 billion) more than offset the effect of lower prices ($0.3 billion) and the effects of the strengthening U.S. dollar ($0.1 billion). The rise in volume related to increases in healthcare services, including the effects of the 2006 acquisition of IDX and stronger equipment sales. Operating profit of $2.0 billion in the first nine months of 2006 was 19% higher than in 2005 as productivity ($0.4 billion) and the effects of higher volume ($0.2 billion) more than offset the effects of lower prices ($0.3 billion) and higher material and other costs ($0.1 billion).

NBC Universal reported revenues of $3.6 billion in the third quarter of 2006, 20% higher than the third quarter of 2005, reflecting higher film revenues ($0.3 billion) and improvements in the cable business ($0.2 billion), including $0.1 billion from consolidating MSNBC. Segment profit declined 10%, or $0.1 billion, in the third quarter of 2006 as $0.1 billion lower earnings from network and station operations were only partially offset by higher earnings of the film and cable businesses.

NBC Universal reported revenues of $12.0 billion in the first nine months of 2006, a 14% increase from 2005, resulting primarily from absence of a prior-year counterpart to the 2006 Olympic Games broadcasts ($0.7 billion), improvements in the film business ($0.4 billion), improvements in the cable business ($0.4 billion) and the effects of exiting a film distribution agreement ($0.2 billion), partially offset by the effects of lower ratings on network and station ad sales ($0.3 billion). We also realized a $0.1 billion increase from the net effects of certain strategic actions, including 2006 gains from sale of four television stations and a favorable settlement compared with the gain on acquisition of preferred shares net of effects of an impairment in 2005. Segment profit declined 9%, or $0.2 billion, in the first nine months of 2006 as the effects of lower earnings from network and station operations ($0.3 billion), including the 2006 Olympics broadcasts ($0.1 billion), and lower earnings from the film business ($0.1 billion), including the $0.1 billion favorable effects of the film distribution exit, were partially offset by higher earnings from the cable business ($0.1 billion) and the net effects of the above-mentioned strategic actions ($0.1 billion). See Corporate items and eliminations for a discussion of items not allocated to this segment.

(26)

Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$6,006	$5,414	$17,017	$15,415

Segment profit	$1,290	$1,212	$3,521	$3,010

	At
(In millions)	9/30/06	9/30/05	12/31/05

Total assets	$215,276	$183,139	$190,546

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues
Capital Solutions	$3,101	$2,834	$8,968	$8,579
Real Estate	1,328	1,022	3,450	2,664

Segment profit
Capital Solutions	$525	$444	$1,297	$1,055
Real Estate	440	343	1,215	893

	At
(In millions)	9/30/06	9/30/05	12/31/05

Assets
Capital Solutions	$92,560	$83,724	$87,306
Real Estate	48,525	34,845	35,323

(27)

Commercial Finance revenues and net earnings increased 11% and 6%, respectively, in the third quarter of 2006. Revenues for 2006 included $0.2 billion from acquisitions. Revenues for the third quarter also increased as a result of organic revenue growth ($0.3 billion) and the effects of the weakening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion), including growth in lower-taxed earnings from global operations.

Commercial Finance revenues and net earnings increased 10% and 17%, respectively, in the first nine months of 2006. Revenues for the first nine months of 2006 and 2005 included $0.6 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by dispositions ($0.2 billion). Revenues for the first nine months also increased as a result of organic revenue growth ($1.5 billion), partially offset by the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion).

GE Money

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$5,590	$4,913	$15,948	$14,530

Segment profit	$916	$810	$2,632	$2,280

	At
(In millions)	9/30/06	9/30/05	12/31/05

Total assets	$175,649	$153,315	$158,829

GE Money revenues and net earnings increased 14% and 13%, respectively, in the third quarter of 2006. Revenues for 2006 included $0.2 billion from acquisitions. Revenues for the third quarter also increased as a result of organic revenue growth ($0.4 billion) and the effects of the weakening U.S. dollar ($0.1 billion). The $0.1 billion increase in net earnings resulted primarily from higher securitizations and acquisitions.

GE Money revenues and net earnings increased 10% and 15%, respectively, in the first nine months of 2006. Revenues for 2006 included $0.7 billion from acquisitions. Revenues for the first nine months also increased as a result of organic revenue growth ($1.0 billion), partially offset by the strengthening U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and higher securitizations ($0.1 billion).
    In Japan, we are evaluating the potential effects of legislative proposals to reduce the maximum allowable lending rate and limit individual consumer borrowing. We have also made provisions related to customer claims for interest refunds under Japanese law. Our future revenues and provisions for losses could be affected by both this proposed legislation and continued increases in the volume and amounts of interest refund claims.

(28)

Discontinued Insurance Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Earnings (loss) from discontinued operations,
net of taxes	$(95)	$85	$166	$761

In October 2006, Swiss Reinsurance Company (Swiss Re) agreed to purchase GE Life, our U.K.-based life insurance operation, for approximately $0.9 billion. We have recorded a provision for our best estimate of loss on the sale of $0.3 billion before and after tax. We expect this transaction to close in the fourth quarter of 2006, subject to regulatory approvals and customary closing conditions.

In June 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) to Swiss Re for $9.3 billion, including the assumption of $1.7 billion of debt. We received $5.4 billion in cash and $2.2 billion of newly issued Swiss Re common stock, representing a 9% interest in Swiss Re, that we are not permitted to sell before June 4, 2007, under the agreement we have with Swiss Re.

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

Loss from discontinued operations, net of taxes, for the third quarter of 2006 was mostly the result of adjustments related to Genworth.

Earnings from discontinued operations, net of taxes, for the third quarter of 2005 reflected the gain related to Genworth’s secondary public offering ($0.3 billion) and our share of Genworth’s earnings from operations ($0.1 billion), partially offset by operations of GE Insurance Solutions ($0.2 billion).

Earnings from discontinued operations, net of taxes, for the first nine months of 2006 reflected earnings from GE Insurance Solutions through the date of disposal ($0.3 billion) and the gain on the sale of our remaining 18% investment in Genworth common stock ($0.2 billion), partially offset by a provision for estimated loss on the planned sale of GE Life ($0.3 billion) and the loss on disposal of GE Insurance Solutions ($0.1 billion).

Earnings from discontinued operations, net of taxes, for the first nine months of 2005 reflected our share of Genworth’s earnings from operations ($0.3 billion), the gain related to Genworth’s secondary public offering ($0.3 billion) and earnings from GE Insurance Solutions ($0.1 billion).

(29)

Corporate items and eliminations expense for the third quarter of 2006 increased $0.2 billion, reflecting the lack of a current-year counterpart to 2005 gains on sales of investment securities by continuing insurance operations ($0.1 billion) and higher costs of our principal pension plans ($0.1 billion).

Corporate items and eliminations expense for the nine months ended September 30, 2006, increased $0.4 billion, principally reflecting higher pension costs.

Certain amounts included in this caption are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the third quarter of 2006, these included $0.2 billion for the gain on sale of GE Supply, partially offset by $0.1 billion for restructuring and other charges, at Industrial. For the nine months ended September 30, 2006, such amounts included $0.3 billion for gains on business dispositions (principally GE Supply), partially offset by $0.1 billion for restructuring and other charges, at Industrial; and $0.1 billion for technology and product development costs at NBC Universal.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
In October 2006, Swiss Re agreed to purchase GE Life, our U.K.-based life insurance operation. Since the first quarter of 2006, when we initiated our plan to sell GE Life, we have separately reported the assets and liabilities of GE Life as discontinued operations for all periods presented.

•
During the third quarter of 2006, we completed the sale of GE Supply. This transaction reduced total assets and total liabilities by $0.5 billion and $0.3 billion, respectively. We also reclassified our Advanced Materials business as an asset held for sale as of September 30, 2006.

•
During the second quarter of 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions to Swiss Re. This transaction reduced assets and liabilities of discontinued operations by $43.8 billion and $36.0 billion, respectively.

•
During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth common stock. We have separately reported the assets and liabilities of Genworth as discontinued operations for all periods presented.

•
During the first nine months of 2006, we completed the acquisitions of IDX Systems Corporation at Healthcare; iVillage Inc. at NBC Universal; ZENON Membrane Solutions at Infrastructure; Arden Realty, Inc., the custom fleet business of National Australia Bank Ltd. and the senior housing portfolios of Formation Capital LLC at Commercial Finance; and the private-label credit card portfolio of Hudson’s Bay Co. at GE Money.

•
The U.S. dollar was weaker at September 30, 2006, than it was at December 31, 2005, increasing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in the first nine months of 2006 has been stronger than during the comparable 2005 period, decreasing the translated levels of our non-U.S. dollar operations, as noted in the preceding Results of Operations section.

(30)

Consolidated assets were $682.1 billion at September 30, 2006, an increase of $8.8 billion from December 31, 2005. GE assets increased $3.1 billion, while financial services assets increased $5.6 billion.

GE assets were $192.9 billion at September 30, 2006, a $3.1 billion increase from December 31, 2005. The increase reflects a $2.3 billion increase in intangible assets, primarily related to the acquisitions of IDX Systems Corporation, ZENON Membrane Solutions and iVillage Inc., and a $1.4 billion increase in inventories, partially offset by a $2.3 billion decrease in current receivables and a $0.7 billion decrease in property, plant and equipment. In addition, all other assets increased $2.5 billion reflecting the reclassification of the Advanced Materials assets as held for sale.

Financial services assets were $546.2 billion at September 30, 2006. The $5.6 billion increase from December 31, 2005, was primarily attributable to increases in financing receivables of $22.6 billion, other assets of $11.0 billion, property, plant and equipment of $5.4 billion, cash and equivalents of $5.0 billion and investment securities of $3.5 billion. These increases were offset by decreases in assets of discontinued operations of $45.5 billion.

Consolidated liabilities of $562.5 billion at September 30, 2006, were $6.6 billion higher than the year-end 2005 balance. GE liabilities increased $1.0 billion, while financial services liabilities increased $5.3 billion.

GE liabilities were $75.6 billion at September 30, 2006. Through September 30, 2006, total borrowings increased $1.5 billion to $11.7 billion ($2.7 billion short term and $9.0 billion long term) and accounts payable decreased $1.4 billion to $10.5 billion compared with December 31, 2005. The ratio of borrowings to total capital invested for GE at the end of the third quarter was 9.1% compared with 8.1% at the end of last year and 8.5% at September 30, 2005.

Financial services liabilities increased $5.3 billion from year-end 2005 to $492.9 billion reflecting an increase in total borrowings of $38.1 billion, and investment contracts, insurance liabilities and insurance annuity benefits of $1.5 billion, partially offset by a decrease in liabilities of discontinued operations of $34.5 billion.

Consolidated cash and equivalents were $13.8 billion at September 30, 2006, an increase of $5.0 billion during the first nine months of 2006. Cash and equivalents amounted to $8.8 billion at September 30, 2005, a decrease of $3.3 billion from December 31, 2004. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $18.5 billion in the first nine months of 2006 and $14.7 billion in the first nine months of 2005.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Nine months ended September 30
(In billions)	2006	2005

Operating cash collections	$71.4	$66.1
Operating cash payments	(61.6)	(56.9)
Cash dividends from GECS	8.7	5.5
GE cash from operating activities	$18.5	$14.7

(31)

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by about $5.3 billion during the first nine months of 2006. These increases are consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first nine months of 2006 by about $4.7 billion, comparable to the increases in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which decreased in the first nine months of 2006 by $1.9 billion to $15.1 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends from excess capital, primarily resulting from GECS business sales. Special dividends of $5.7 billion were paid by GECS to GE in the first nine months of 2006; $2.6 billion of special dividends were paid by GECS during the first nine months of 2005.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our announced $25 billion share repurchase program and continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at September 30, 2006, an immaterial amount was at risk of being charged to earnings in the next 12 months. Impairment losses for the first nine months of both 2006 and 2005 totaled $0.1 billion. We do not believe that any of the 2006 impairment losses indicate likely future impairments in the remaining portfolio.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, amounted to $314.8 billion at September 30, 2006, and $292.2 billion at December 31, 2005. The related allowance for losses amounted to $4.5 billion at September 30, 2006, and $4.6 billion at December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

(32)

Financing receivables, before allowance for losses, increased $22.5 billion from December 31, 2005, primarily as a result of core growth ($48.8 billion), the effects of the weaker U.S. dollar at September 30, 2006, ($5.6 billion) and acquisitions ($3.6 billion), partially offset by securitizations and sales ($33.4 billion) and loans transferred to assets held for sale ($1.7 billion). Related nonearning receivables were $4.7 billion (1.5% of outstanding receivables) at September 30, 2006, compared with $4.1 billion (1.4% of outstanding receivables) at year-end 2005. This $0.6 billion increase was primarily related to additions from certain secured transactions in our corporate finance business at Commercial Finance and higher nonearning receivables at GE Money resulting from core growth.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	9/30/06	(a)	12/31/05	9/30/05

Commercial Finance	1.33%		1.31%	1.24%
GE Money	5.14		5.08	5.23

(a)	Subject to update.

Delinquency rates at Commercial Finance increased slightly from December 31, 2005, and September 30, 2005, to September 30, 2006, reflecting continued stable portfolio quality.

Delinquency rates at GE Money increased from December 31, 2005, to September 30, 2006, associated with the effects of the weakening U.S. dollar. The decrease from September 30, 2005, to September 30, 2006, resulted from growth in our unsecured financing businesses, which tend to experience relatively lower delinquencies than the rest of our portfolio, partially offset by the effects of the weakening U.S. dollar.

D. Debt Instruments

During the first nine months of 2006, GECS and GECS affiliates issued $57 billion of senior, unsecured long-term debt and $2 billion of subordinated, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to sixty years. We used the proceeds for repayment of maturing long-term debt, and to fund acquisitions and organic growth. We anticipate that we will issue between $20 billion and $25 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

(33)

E. Other Information

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or a Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. We expect the transition effects to be modest and to consist of reclassification of certain income tax-related liabilities in our Statement of Financial Position and an immaterial adjustment to the balance of retained earnings. Prior periods will not be restated as a result of this required accounting change.
    In November 2005, the FASB added a project to its agenda to reconsider all accounting and disclosure requirements of its existing standards on pensions and other postretirement benefits. The initial objective of that project was to require annual measurement and recognition of an asset or liability reflecting the funded status of defined benefit postretirement plans, with current year changes in that funded status recognized through all other comprehensive income. No aspect of measuring net earnings was addressed or modified under this objective. In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will be effective for us beginning December 31, 2006. Based on the December 31, 2005, funded status of our plans, we estimate that the effect of SFAS 158 at that time would have been to decrease total assets and shareowners’ equity about $8.5 billion. The actual effects will depend on the funded status of our plans at December 31, 2006, which will depend on several factors, principally 2006 returns on plan assets and December 31, 2006, discount rates.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In August, 2006 the New Jersey Department of Environmental Protection (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at General Electric Capital Corporation’s Linden, New Jersey facility. The DEP has alleged that emissions from the facility exceed thresholds established in the site’s permit. General Electric Capital Corporation has requested a hearing to contest the fine.

(34)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2006
July	19,695	$32.86	15,348
August	13,144	$33.50	6,282
September	15,962	$34.84	9,801
Total	48,801	$33.68	31,431	$12.9 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 17,370 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(35)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 30, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(36)