Form 10-K/A
period 2005-12-31
GENERAL ELECTRIC CO
filed 2007-01-19
CIK 40545

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

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, held on April 26, 2006, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Explanatory Note

Overview

General Electric Company (GE) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. In addition, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended September 30, June 30, and March 31, 2006, to amend and restate financial statements for the first three quarters of 2006. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries of GE, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

A comparison of the cumulative earnings effects of this non-cash restatement to cumulative earnings from continuing operations before accounting changes follows.

(In millions)	Cumulative January 1, 2001- December 31, 2005

Decrease in earnings from continuing operations before
accounting changes	$(473)

Earnings from continuing operations before accounting changes
and error corrections	$77,072

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

(3)

After considering the staff’s view, management recommended to the Audit Committee of our Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GE should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Amendment to this Form 10-K

The following sections of this Form 10-K have been revised to reflect the restatement: Part I - Item 1 - Business; Part II - Item 6 - Selected Financial Data, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk; Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures; and Part IV - Item 15 - Exhibits and Financial Statement Schedules. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this Form 10-K do not reflect any events that have occurred after this Form 10-K was initially filed on March 3, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the years 2005, 2004, 2003, 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

(4)

Effects on Statements of Earnings

Income (expense);(in millions; per share amounts in dollars)	Cumulative through 12/31/05	2005	2004	2003	2002	2001

GECS commercial paper
interest rate swap
adjustment(a)	$(800)	$540	$518	$535	$(1,889)	$(504)
Interest and other financial
charges	24	49	45	1	(38)	(33)
Provision for income taxes	303	(231)	(222)	(211)	758	209
Earnings from continuing
operations before
accounting changes	(473)	358	341	325	(1,169)	(328)
Earnings before
accounting changes	(473)	358	341	325	(1,169)	(328)
Net earnings	$(473)	$358	$341	$325	$(1,169)	$(328)

(a)	Included in total revenues.

(5)

	2005	2004	2003	2002	2001

Per-share amounts - earnings from continuing
operations before accounting changes
Diluted, as reported	$1.72	$1.56	$1.37	$1.58	$1.29
Adjustment	0.04	0.03	0.03	(0.12)	(0.03)
Diluted, as restated	$1.76	$1.59	$1.40	$1.46	$1.26

Basic, as reported	$1.73	$1.57	$1.37	$1.59	$1.30
Adjustment	0.03	0.03	0.04	(0.12)	(0.03)
Basic, as restated	$1.76	$1.60	$1.41	$1.47	$1.27

Per-share amounts - earnings (loss) from
discontinued operations
Diluted, as reported	$(0.18)	$0.05	$0.20	$(0.06)	$0.11
Adjustment	-	-	-	-	-
Diluted, as restated	$(0.18)	$0.05	$0.20	$(0.06)	$0.11

Basic, as reported	$(0.18)	$0.05	$0.21	$(0.06)	$0.11
Adjustment	-	-	-	-	-
Basic, as restated	$(0.18)	$0.05	$0.21	$(0.06)	$0.11

Per-share amounts - earnings before accounting
changes
Diluted, as reported	$1.54	$1.61	$1.57	$1.51	$1.40
Adjustment	0.03	0.03	0.03	(0.11)	(0.03)
Diluted, as restated	$1.57	$1.64	$1.60	$1.40	$1.37

Basic, as reported	$1.55	$1.62	$1.58	$1.52	$1.42
Adjustment	0.03	0.03	0.03	(0.11)	(0.04)
Basic, as restated	$1.58	$1.65	$1.61	$1.41	$1.38

Per-share amounts - cumulative effect of
accounting changes
Diluted, as reported	$-	$-	$(0.06)	$(0.10)	$(0.03)
Adjustment	-	-	-	-	-
Diluted, as restated	$-	$-	$(0.06)	$(0.10)	$(0.03)

Basic, as reported	$-	$-	$(0.06)	$(0.10)	$(0.03)
Adjustment	-	-	-	-	-
Basic, as restated	$-	$-	$(0.06)	$(0.10)	$(0.03)

Per-share amounts - net earnings
Diluted, as reported	$1.54	$1.61	$1.51	$1.41	$1.37
Adjustment	0.03	0.03	0.03	(0.11)	(0.03)
Diluted, as restated	$1.57	$1.64	$1.54	$1.30	$1.34

Basic, as reported	$1.55	$1.62	$1.52	$1.42	$1.39
Adjustment	0.03	0.03	0.03	(0.11)	(0.03)
Basic, as restated	$1.58	$1.65	$1.55	$1.31	$1.36

(6)

	2005
Income (expense);(in millions; per share amounts in dollars)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

GECS commercial paper interest
rate swap adjustment (a)	$540	$358	$(239)	$271	$150
Interest and other financial
charges	49	12	11	13	13
Provision for income taxes	(231)	(145)	89	(111)	(64)
Earnings from continuing operations	358	225	(139)	173	99
Net earnings	$358	$225	$(139)	$173	$99

(a)	Included in total revenues.

		2005
		First quarter	Second quarter	Third quarter	Fourth quarter

Per-share amounts - earnings from
continuing operations
Diluted, as reported		$0.33	$0.41	$0.43	$0.55
Adjustment		0.03	(0.01)	0.02	0.01
Diluted, as restated		$0.36	$0.40	$0.45	$0.56

Basic, as reported		$0.34	$0.41	$0.43	$0.55
Adjustment		0.02	(0.01)	0.02	0.01
Basic, as restated		$0.36	$0.40	$0.45	$0.56

Per-share amounts - earnings (loss) from
discontinued operations
Diluted, as reported		$0.04	$0.03	$0.01	$(0.26)
Adjustment		-	-	-	-
Diluted, as restated		$0.04	$0.03	$0.01	$(0.26)

Basic, as reported		$0.04	$0.03	$0.01	$(0.26)
Adjustment		-	-	-	-
Basic, as restated		$0.04	$0.03	$0.01	$(0.26)

Per-share amounts - net earnings
Diluted, as reported		$0.37	$0.44	$0.44	$0.29
Adjustment		0.02	(0.02)	0.02	0.01
Diluted, as restated		$0.39	$0.42	$0.46	$0.30

Basic, as reported		$0.37	$0.44	$0.44	$0.29
Adjustment		0.03	(0.01)	0.02	0.01
Basic, as restated		$0.40	$0.43	$0.46	$0.30

(7)

	2004
Income (expense);(in millions; per share amounts in dollars)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

GECS commercial paper interest
rate swap adjustment (a)	$518	$(233)	$970	$(381)	$162
Interest and other financial charges	45	10	10	13	12
Provision for income taxes	(222)	87	(384)	144	(69)
Earnings from continuing operations	341	(136)	596	(224)	105
Net earnings	$341	$(136)	$596	$(224)	$105

(a)	Included in total revenues.

		2004
		First quarter	Second quarter	Third quarter	Fourth quarter

Per-share amounts - earnings from
continuing operations
Diluted, as reported		$0.29	$0.35	$0.37	$0.54
Adjustment		(0.01)	0.06	(0.02)	0.01
Diluted, as restated		$0.28	$0.41	$0.35	$0.55

Basic, as reported		$0.29	$0.35	$0.37	$0.54
Adjustment		(0.01)	0.06	(0.02)	0.01
Basic, as restated		$0.28	$0.41	$0.35	$0.55

Per-share amounts - earnings (loss) from
discontinued operations
Diluted, as reported		$0.04	$0.01	$0.01	$(0.01)
Adjustment		-	-	-	-
Diluted, as restated		$0.04	$0.01	$0.01	$(0.01)

Basic, as reported		$0.04	$0.01	$0.01	$(0.01)
Adjustment		-	-	-	-
Basic, as restated		$0.04	$0.01	$0.01	$(0.01)

Per-share amounts - net earnings
Diluted, as reported		$0.33	$0.36	$0.38	$0.53
Adjustment		(0.01)	0.06	(0.02)	0.01
Diluted, as restated		$0.32	$0.42	$0.36	$0.54

Basic, as reported		$0.33	$0.36	$0.39	$0.53
Adjustment		(0.01)	0.06	(0.03)	0.01
Basic, as restated		$0.32	$0.42	$0.36	$0.54

Reversal of these cumulative adjustments will affect net earnings positively over the terms of the underlying interest rate swaps, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and actions taken to eliminate the accounting volatility by modifying the documentation in a manner that will enable the swaps to qualify for hedge accounting effective January 1, 2007.

(8)

For additional information relating to the effect of the restatement, see the following items:

Part I

Item 1 - Business

Part II:

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Item 8 - Financial Statements and Supplementary Data

Item 9 - Controls and Procedures

Part IV:

Item 15 - Exhibits and Financial Statement Schedules

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2005, 2004, 2003, 2002 and 2001.

(9)

Part I

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in note 1 to the consolidated financial statements of General Electric Company (the Company) on page 80. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company.

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

(10)

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

Our consolidated global revenues increased to $77.9 billion in 2005, compared with $66.9 billion in 2004 and $54.3 billion in 2003. For additional information about our global operations, see pages 45 and 46.

Operating Segments

Segment revenue and profit information is presented on page 38. Additional financial data and commentary on recent financial results for operating segments are provided on pages 36, 37 and 39-44 and in note 26 (pages 127 and 128) to the consolidated financial statements.

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

Infrastructure

Infrastructure (27.8%, 27.7% and 32.2% of consolidated revenues in 2005, 2004 and 2003, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries. During 2005, we made a number of acquisitions, the most significant of which was Ionics, Inc.

Our operations are located in North America, Europe, Asia and South America.

(11)

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

(12)

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

(13)

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

For information about orders and backlog, see page 40.

Industrial

Industrial (21.7%, 22.8% and 22.0% of consolidated revenues in 2005, 2004 and 2003, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also finance business equipment for a wide variety of customer applications. During 2005, we made a number of acquisitions, the most significant of which was Edwards Systems Technology.

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

(14)

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

(15)

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

(16)

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

For information about orders and backlog, see page 41.

Our headquarters are in Chalfont St. Giles, United Kingdom and our operations are located in North America, Europe, Asia, Australia and South America.

(17)

NBC Universal

NBC Universal, Inc. (NBC Universal) (9.8%, 9.5% and 6.1% of consolidated revenues in 2005, 2004 and 2003, respectively) was formed in May 2004 upon the combination of NBC with Vivendi Universal Entertainment LLLP and certain related assets. NBC Universal is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production of live and recorded television programs; the production and distribution of motion pictures; the operation, under licenses from the U.S. Federal Communications Commission (FCC), of television broadcasting stations; the ownership of several cable/satellite networks around the world; the operation of theme parks; and investment and programming activities in multimedia and the Internet. The NBC Television Network is one of four major U.S. commercial broadcast television networks and serves 230 affiliated stations within the United States. Telemundo is a leading U.S. Spanish-language commercial broadcast television network. At December 31, 2005, we owned and/or operated 30 VHF and UHF television stations including those located in Birmingham, AL; Los Angeles, CA; San Diego, CA; Hartford, CT; Miami, FL; Chicago, IL; New York, NY; Raleigh-Durham, NC; Columbus, OH; Philadelphia, PA; Providence, RI; Dallas, TX; and Washington, DC. Broadcasting operations of the NBC Television Network, the Telemundo network, and the company’s owned stations are subject to FCC regulation. Our operations include investment and programming activities in cable television, principally through USA Network, Bravo, CNBC, Sci Fi Channel, MSNBC, CNBC Europe, CNBC Asia Pacific, and entertainment channels across Europe and Latin America; equity investments in Arts and Entertainment, The History Channel, the Sundance Channel, ValueVision Media, Inc.; and a non-voting interest in Paxson Communications Corporation. We have secured exclusive United States television rights to the 2006, 2008, 2010 and 2012 Olympic Games.

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

Commercial Finance

Commercial Finance (13.7%, 14.5% and 14.9% of consolidated revenues in 2005, 2004 and 2003, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

During 2005, we made a number of acquisitions, the most significant of which were the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co.; and ING’s portion of Heller AG.

(18)

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

Consumer Finance

Consumer Finance (12.9%, 11.7% and 11.3% of consolidated revenues in 2005, 2004 and 2003, respectively) offers credit and deposit products and services to consumers, retailers, brokers and auto dealers in over 50 countries. We offer a broad range of financial products, including private-label credit cards; bank cards; Dual Cards™; corporate travel and purchasing cards; personal loans; auto loans; leases and inventory financing; residential mortgages; home equity loans; debt consolidation loans; current and savings accounts and insurance products related to consumer finance offerings for customers on a global basis.

In 2005, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was a 25.5 percent voting stake in Garanti Bank, a full service bank in Turkey.

(19)

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

Geographic Data, Exports from the U.S. and Total Global Operations

Geographic data (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 26 to the consolidated financial statements on page 127.

Additional financial data about our exports from the U.S. and total global operations are provided on pages 45 and 46.

Orders Backlog

See pages 40, 41 and 58 for information about our backlog of unfilled orders.

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

(20)

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

See page 119 for additional discussion of environmental matters.

Employee Relations

At year-end 2005, General Electric Company and consolidated affiliates employed approximately 316,000 persons, of whom approximately 161,000 were employed in the United States. For further information about employees, see page 26.

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

Executive Officers

See Part III, Item 10 of this Form 10-K/A Report for information about Executive Officers of the Registrant.

(21)

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

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K/A or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis (MD&A), and the consolidated financial statements and related notes in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about the important operational risks that our businesses encounter can be found in the MD&A section in Item 7. and in the business descriptions in Item 1. of this Form 10-K/A. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

(22)

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

(23)

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

(24)

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

Item 6. Selected Financial Data

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2006. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements.

Information below is divided into two tables, each with three sections: upper portion - consolidated data; middle portion - GE data that reflect various conventional measurements for such enterprises; and lower portion - GECS data that reflect key information pertinent to financial services businesses. The first table reflects the “as reported” financial data; the second table sets forth the “as restated” financial data for that information affected by the restatement.

(25)

(In millions; per-share amounts in dollars)	2005	2004	2003	2002	2001
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES - AS REPORTED
Revenues	$149,702	$134,481	$112,886	$113,856	$107,558
Earnings from continuing operations before accounting changes	18,275	16,285	13,766	15,798	12,948
Earnings (loss) from discontinued operations, net of taxes	(1,922)	534	2,057	(616)	1,130
Earnings before accounting changes	16,353	16,819	15,823	15,182	14,078
Cumulative effect of accounting changes	-	-	(587)	(1,015)	(287)
Net earnings	16,353	16,819	15,236	14,167	13,791
Dividends declared	9,647	8,594	7,759	7,266	6,555
Return on average shareowners’ equity(a)	17.6%	17.6%	19.6%	27.2%	24.7%
Per share
Earnings from continuing operations before accounting changes - diluted	$1.72	$1.56	$1.37	$1.58	$1.29
Earnings (loss) from discontinued operations - diluted	(0.18)	0.05	0.20	(0.06)	0.11
Earnings before accounting changes - diluted	1.54	1.61	1.57	1.51	1.40
Cumulative effect of accounting changes - diluted	-	-	(0.06)	(0.10)	(0.03)
Net earnings - diluted	1.54	1.61	1.51	1.41	1.37
Earnings from continuing operations before accounting changes - basic	1.73	1.57	1.37	1.59	1.30
Earnings (loss) from discontinued operations - basic	(0.18)	0.05	0.21	(0.06)	0.11
Earnings before accounting changes - basic	1.55	1.62	1.58	1.52	1.42
Cumulative effect of accounting changes - basic	-	-	(0.06)	(0.10)	(0.03)
Net earnings - basic	1.55	1.62	1.52	1.42	1.39
Dividends declared	0.91	0.82	0.77	0.73	0.66
Stock price range	37.34-	37.75-	32.42-	41.84-	52.90-
	32.67	28.88	21.30	21.40	28.25
Year-end closing stock price	35.05	36.50	30.98	24.35	40.08
Total assets of continuing operations	626,586	618,241	503,610	441,768	373,550
Total assets	673,342	750,507	647,828	575,236	495,012
Long-term borrowings	212,281	207,871	170,309	138,570	77,818
Shares outstanding - average (in thousands)	10,569,805	10,399,629	10,018,587	9,947,113	9,932,245
Shareowner accounts - average	634,000	658,000	670,000	655,000	625,000
Employees at year end
United States	161,000	165,000	155,000	161,000	158,000
Other countries	155,000	142,000	150,000	154,000	152,000
Total employees	316,000 (b)	307,000	305,000	315,000	310,000
GE DATA - AS REPORTED
Short-term borrowings	$1,127	$3,409	$2,555	$8,786	$1,722
Long-term borrowings	9,081	7,625	8,388	970	787
Minority interest	5,806	7,701	1,079	1,028	948
Shareowners’ equity	109,354	110,821	79,631	64,079	55,000
Total capital invested	$125,368	$129,556	$91,653	$74,863	$58,457
Return on average total capital invested(c)	16.4%	16.0%	17.7%	25.8%	24.9%
Borrowings as a percentage of total capital invested(d)	8.1%	9.0%	11.9%	13.0%	4.3%
Working capital(e)	$8,399	$8,328	$5,282	$3,821	$(2,398)
Additions to property, plant and equipment	2,812	2,427	2,158	2,386	2,876
GECS DATA - AS REPORTED
Revenues	$59,297	$52,894	$42,978	$40,345	$39,998
Earnings from continuing operations before accounting changes	9,141	7,853	5,931	5,291	4,406
Earnings (loss) from discontinued operations, net of taxes	(1,922)	534	2,057	(616)	1,130
Earnings before accounting changes	7,219	8,387	7,988	4,675	5,536
Cumulative effect of accounting changes	-	-	(339)	(1,015)	(12)
Net earnings	7,219	8,387	7,649	3,660	5,524
Shareowner’s equity	50,815	54,292	45,759	37,302	28,766
Minority interest	2,248	4,902	5,115	4,445	4,267
Total borrowings	362,069	355,501	316,593	267,014	236,449
Ratio of debt to equity at GE Capital	7.09:1	6.46:1	6.63:1	6.46:1	7.21:1
Total assets of continuing operations	$493,849	$486,238	$410,653	$356,352	$304,011
Total assets	540,605	618,504	554,871	489,820	425,473

(26)

(In millions; per-share amounts in dollars)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated	2001 (Restated
GENERAL ELECTRIC COMPANY AND CONSOLIDATED AFFILIATES - AS RESTATED
Revenues	$150,242	$134,999	$113,421	$111,967	$107,054
Earnings from continuing operations before accounting changes	18,633	16,626	14,091	14,629	12,620
Earnings (loss) from discontinued operations, net of taxes	(1,922)	534	2,057	(616)	1,130
Earnings before accounting changes	16,711	17,160	16,148	14,013	13,750
Net earnings	16,711	17,160	15,561	12,998	13,463
Return on average shareowners’ equity(a)	17.8%	17.9%	20.0%	25.2%	24.1%
Per share
Earnings from continuing operations before accounting changes - diluted	$1.76	$1.59	$1.40	$1.46	$1.26
Earnings before accounting changes - diluted	1.57	1.64	1.60	1.40	1.37
Net earnings - diluted	1.57	1.64	1.54	1.30	1.34
Earnings from continuing operations before accounting changes - basic	1.76	1.60	1.41	1.47	1.27
Earnings before accounting changes - basic	1.58	1.65	1.61	1.41	1.38
Net earnings - basic	1.58	1.65	1.55	1.31	1.36
GE DATA - AS RESTATED
Shareowners’ equity	109,351	110,908	79,662	63,979	55,019
Total capital invested	$125,366	$129,644	$91,685	$74,763	$58,477
Return on average total capital invested(c)	16.6%	16.2%	18.1%	24.0%	24.3%
Borrowings as a percentage of total capital invested(d)	8.1%	9.0%	11.9%	13.0%	4.3%
GECS DATA - AS RESTATED
Revenues	$59,837	$53,412	$43,513	$38,456	$39,494
Earnings from continuing operations before accounting changes	9,499	8,194	6,256	4,122	4,078
Earnings before accounting changes	7,577	8,728	8,313	3,506	5,208
Net earnings	7,577	8,728	7,974	2,491	5,196
Shareowner’s equity	50,812	54,379	45,790	37,202	28,785
Total assets of continuing operations	493,828	486,348	410,659	356,134	304,031
Total assets	540,584	618,614	554,877	489,602	425,493

Transactions between GE and GECS have been eliminated from the consolidated information.
(a)
Return on Average Shareowners’ Equity - Earnings from continuing operations before accounting changes divided by average total shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2005, is described in the Supplemental Information section of Item 7.

(b)	Excludes employees of Genworth in 2005 as a result of the third quarter deconsolidation.
(c)
Return on Average Total Capital Invested - For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and minority interest, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and minority interest (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31, 2005, is described in the Supplemental Information section of Item 7.

(d)
Borrowings as a Percentage of Total Capital Invested - For GE, the sum of borrowings and mandatorily redeemable preferred stock, divided by the sum of borrowings, mandatorily redeemable preferred stock, minority interest and total shareowners’ equity.

(e)	Working Capital - Sum of receivables from the sales of goods and services, plus inventories, less trade accounts payables and progress collections.

(27)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries of GE, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Interest rate swaps - agreements under which we pay a fixed rate of interest and receive a floating rate of interest on an agreed notional amount - are used in meeting our objective of managing interest rate risk related to our commercial paper program. Many of our financial assets - such as loans and leases - have long-term, fixed-rate yields, and funding them with proceeds of commercial paper would expose us to interest rate risk. Interest rate swaps are used to manage this risk. We use commercial paper in connection with interest rate swaps because that financing structure is highly effective at fixing interest rates, enabling us to match fixed rate assets with fixed rate funding (or “match funding”) provided by the hedged commercial paper. Consistent with our hedge documentation, we had measured and recognized hedge ineffectiveness each reporting period. We had never used the short-cut treatment provided for in SFAS 133 for any of these hedges.

The following table sets forth the effects of the error in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the years 2001 through 2005, and each of the quarters in the years 2004 and 2005.

	Increase (decrease) in
	earnings from continuing operations before accounting changes
(In millions)	2005	2004	2003	2002	2001

Total adjustment	$358	$341	$325	$(1,169)	$(328)

Previously reported earnings from continuing
operations before accounting changes	$18,275	$16,285	$13,766	$15,798	$12,948
Percent variation from previously reported
earnings from continuing operations
before accounting changes	2.0%	2.1%	2.4%	(7.4)%	(2.5)%

(28)

(In millions)	Increase (decrease) in earnings from continuing operations(a)
	2005				2004
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$99	$173	$(139)	$225	$105	$(224)	$596	$(136)

Previously reported
earnings from continuing
operations	$5,772	$4,569	$4,372	$3,562	$5,718	$3,941	$3,658	$2,968
Percent variation from
previously reported
earnings from continuing
operations	1.7%	3.8%	(3.2)%	6.3%	1.8%	(5.7)%	16.3%	(4.6)%

(a)	See also note 30 to the Notes to Consolidated Financial Statements - Quarterly Information (Unaudited), as restated

Changes to our previously reported earnings detailed above reflect the volatility resulting from recognizing changes in the fair value of our commercial paper interest rate swaps immediately in earnings, rather than recording them in earnings over the remaining term of the hedging relationship. Values of these swaps move directly with changes in interest rates: increases in interest rates produce positive earnings effects from fair value gains on the interest rate swaps, as the amount of cash we receive on the swaps’ variable cash flow stream increases versus its fixed payment stream; similarly, negative earnings effects result from fair value losses on the swaps associated with decreases in interest rates as the amount of cash received on the swaps’ variable cash flow stream decreases versus its fixed payment stream. Interest rates generally trended downward during the period from 2001 to the present, explaining the slightly negative effect on earnings from this accounting error correction. However, interest rates were volatile within the years - for example increasing sharply in the second quarter of 2004 and first quarter of 2005, resulting in more pronounced positive earnings effects in those periods. As these swaps are used in match funding arrangements, which protect against the economic exposure to changes in interest rates, there are offsetting fair value changes associated with the related fixed rate assets. Because fair value changes related to fixed rate assets are not recognized in earnings under the current accounting model, the elimination of hedge accounting through correction of the error presents the current earnings effects of only one of two equal and offsetting components of the economic relationship.

The effects of these corrections resulted in a cumulative earnings decrease of $0.5 billion through December 31, 2005, all of which were related to interest rate swaps used in our commercial paper hedging program. Reversal of these cumulative adjustments will affect net earnings positively over the terms of the underlying interest rate swaps, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and actions taken to eliminate the accounting volatility by modifying the documentation in a manner that will enable the swaps to qualify for hedge accounting effective January 1, 2007.

Operations

Our consolidated financial statements combine the industrial manufacturing, services and media businesses of General Electric Company (GE) with the financial services businesses of General Electric Capital Services, Inc. (GECS or financial services).

(29)

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in the Supplemental Information section.

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2003 through 2005, Global Risk Management, Segment Operations, Global Operations and Environmental Matters.

Overview of Our Earnings from 2003 through 2005

Our results over the last several years reflect the global economic environment in which we operate. During these years, the economy has grown, but at a rate that, in historic terms, has been relatively modest. Long-term interest rates have been stable. We also experienced a weaker, but recently strengthening, U.S. dollar, escalating energy costs and higher fossil fuel-related raw material prices. Market developments in two industries in which we operate-power generation and commercial aviation - also had significant effects on our results. As the following pages show, our diversification and risk management strategies enabled us to continue to grow revenues and earnings to record levels during this challenging time.

Of our six segments, Infrastructure (29% and 36% of consolidated three-year revenues and total segment profit, respectively) was one of the most significantly affected by the recent economic environment. Infrastructure’s Energy business was particularly affected by the period of unprecedented U.S. power industry demands that peaked in 2002. The return to normal demand levels was reflected in subsequent lower shipments of large heavy-duty gas turbine units. In 2003, we sold 175 such units, compared with 122 in 2004 and 127 in 2005. During these years we invested in other lines of power generation such as wind power and developed product services that we believe will position the Energy business well for continued growth in 2006 and beyond. We also continued to invest in market-leading technology and services at Aviation, Transportation and Water. We had 1,405 commercial aircraft on lease at December 31, 2005, an increase of 63 aircraft from last year. All of our aircraft were on lease at the end of 2005, and at that time we held $10.6 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 73 aircraft ($4.8 billion list price) scheduled for delivery in 2006, all under agreement to commence operations with commercial airline customers. Product services and sales of our Evolution Series locomotives continue to be strong.

Industrial (22% and 10% of consolidated three-year revenues and total segment profit, respectively) is particularly sensitive to economic conditions. Higher capacity, in combination with declining or weak volume growth in many of the industries in which it operates, resulted in increased competitive price pressures. The Consumer & Industrial business continued to grow through product innovation and its focus on high-end appliances. The Plastics business was hit particularly hard during these three years because of additional pressure from significant inflation in natural gas and certain raw materials such as benzene. Increased earnings at Plastics reflected improved product pricing.

(30)

We have achieved strong growth in our Healthcare and NBC Universal segments with a combination of organic growth and strategic acquisitions. Healthcare (10% and 11% of consolidated three-year revenues and total segment profit, respectively) realized benefits of acquisitions of Amersham plc (Amersham) in 2004 and Instrumentarium in 2003, expanding the breadth of our product and services offerings to the healthcare industry, and positioning us well for continued growth. NBC Universal (9% and 13% of consolidated three-year revenues and total segment profit, respectively) has developed into a diversified world-class media company over the last several years as the combination of NBC with Vivendi Universal Entertainment LLLP (VUE) in 2004 followed successful acquisitions of Telemundo and Bravo in 2002. NBC Universal revenues and segment profit rose 14% and 21%, respectively, in 2005, and 88% and 28%, respectively, in 2004, largely on acquisitions. We expect the technology and business model for the entertainment media industry to continue to evolve in the coming years and believe that NBC Universal is well positioned to compete in this challenging environment.

Commercial Finance and Consumer Finance (together, 26% and 31% of consolidated three-year revenues and total segment profit, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by a combined $1.3 billion and $1.0 billion in 2005 and 2004, respectively. Commercial Finance and Consumer Finance have delivered strong results through solid core growth, disciplined risk management and successful acquisitions. The most significant acquisitions affecting Commercial Finance and Consumer Finance results in 2005 were the commercial lending business of Transamerica Finance Corporation; WMC Finance Co. (WMC), a U.S. wholesale mortgage lender; Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; and the Transportation Financial Services Group of CitiCapital. These acquisitions collectively contributed $1.9 billion and $0.2 billion to 2005 revenues and net earnings, respectively.

Overall, acquisitions contributed $9.6 billion, $12.3 billion and $5.4 billion to consolidated revenues in 2005, 2004 and 2003, respectively. Our consolidated net earnings in 2005, 2004 and 2003 included approximately $0.9 billion, $1.2 billion and $0.5 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $2.0 billion, $3.0 billion and $2.3 billion in 2005, 2004 and 2003, respectively. This resulted in lower earnings of $0.1 billion and $0.5 billion in 2005 and 2004, respectively, and higher earnings of $0.2 billion in 2003.

Significant matters relating to our Statement of Earnings are explained below.

INSURANCE EXIT. In 2005, we reduced our exposure to insurance in a disciplined fashion and our exit is now in sight.

•
On November 18, 2005, we announced that we had entered into an agreement with Swiss Reinsurance Company (Swiss Re) to sell the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions. The transaction is expected to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

•
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

(31)

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

WE DECLARED $9.6 BILLION IN DIVIDENDS IN 2005. Per-share dividends of $0.91 were up 11% from 2004, following a 6% increase from the preceding year. In December 2005, our Board of Directors raised our quarterly dividend 14% to $0.25 per share. We have rewarded our shareowners with over 100 consecutive years of dividends, with 30 consecutive years of dividend growth, and our dividend growth for the past five years has significantly outpaced that of companies in the Standard & Poor’s (S&P) 500 stock index.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section for a more detailed discussion of the businesses within GE and GECS.

GE SALES OF PRODUCT SERVICES were $27.4 billion in 2005, a 9% increase over 2004. Increases in product services in 2005 and 2004 were widespread, led by continued strong growth at Infrastructure and Healthcare. Operating profit from product services was approximately $7.0 billion in 2005, up 14% from 2004, reflecting ongoing improvements at Infrastructure and Healthcare.

POSTRETIREMENT BENEFIT PLANS reduced pre-tax earnings by $1.7 billion, $1.2 billion and $0.2 billion in 2005, 2004 and 2003, respectively. Costs of our principal pension plans increased over the last three years primarily because of the effects of:

•	Prior years investment losses which reduced pre-tax earnings by $0.5 billion, $0.6 billion and $0.4 billion in 2005, 2004 and 2003, respectively, and

•	Lowering pension discount rates which reduced pre-tax earnings by $0.1 billion, $0.4 billion and $0.2 billion in 2005, 2004 and 2003, respectively.

Considering current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets would be 8.5% throughout this period and in 2006. U.S. generally accepted accounting principles provide for recognition of differences between assumed and actual returns over a period no longer than the average future service of employees.

We believe that our postretirement benefit costs will increase again in 2006 for a number of reasons, including further reduction in discount rates at December 31, 2005, and continued recognition of prior years investment losses relating to our principal pension plans.

(32)

Our principal pension plans had a surplus of $5.8 billion at December 31, 2005. We will not make any contributions to the GE Pension Plan in 2006. To the best of our ability to forecast the next five years, we do not anticipate making contributions to that plan so long as expected investment returns are achieved. At December 31, 2005, the fair value of assets for our other pension plans was $2.9 billion less than their respective projected benefit obligations. We expect to contribute $0.4 billion to these plans in 2006, the same amount that was contributed in 2005 and 2004, respectively.

The funded status of our postretirement benefit plans and future effects on operating results depend on economic conditions and investment performance. See notes 6 and 7 for additional information about funded status, components of earnings effects and actuarial assumptions. See the Critical Accounting Estimates section for discussion of pension assumptions.

GE OTHER COSTS AND EXPENSES are selling, general and administrative expenses, which increased 11% to $13.3 billion in 2005, following a 22% increase in 2004, substantially the result of acquisitions in both years.

GE OPERATING PROFIT is earnings from continuing operations before interest and other financial charges, income taxes and the effects of accounting changes. GE operating profit was $13.3 billion in 2005, up from $11.4 billion in 2004 and $11.6 billion in 2003 (14.4%, 13.7% and 16.4% of GE total revenues in 2005, 2004 and 2003, respectively). The increase in 2005 operating profit reflected higher productivity (principally Healthcare and Infrastructure), volume (Infrastructure and NBC Universal) and prices (Industrial), partially offset by higher other costs across all segments. The decrease in 2004 reflected the combination of higher material and other costs (Industrial and NBC Universal), higher pension costs, lower prices (Infrastructure and Healthcare) and lower productivity (Infrastructure and NBC Universal), partially offset by increased volume (NBC Universal and Healthcare, reflecting 2004 combination/acquisition activity).

RESTATED INTEREST ON BORROWINGS AND OTHER FINANCIAL CHARGES amounted to $15.1 billion, $11.6 billion and $10.4 billion in 2005, 2004 and 2003, respectively. Substantially all of our borrowings are through GECS, where interest expense was $14.3 billion, $11.1 billion and $9.9 billion in 2005, 2004 and 2003, respectively. Changes over the three-year period reflected increased average borrowings and increased interest rates. GECS average borrowings were $346.1 billion, $319.2 billion and $305.0 billion in 2005, 2004 and 2003, respectively. GECS average composite effective interest rate was 4.2% in 2005, compared with 3.5% in 2004 and 3.2% in 2003. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2005, GECS average assets of $487.0 billion were 10% higher than in 2004, which in turn were 15% higher than in 2003. See the Financial Resources and Liquidity section for a discussion of interest rate risk management.

RESTATED INCOME TAXES

Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

(33)

Income taxes on consolidated earnings from continuing operations before accounting changes were 18.0% in 2005, compared with 18.2% in 2004 and 22.4% in 2003. Our consolidated income tax rate was essentially unchanged in 2005 from 2004 because the 2005 tax benefits from a reorganization of our aircraft leasing business and from the growth in lower-taxed global operations were about the same as the 2004 tax benefits from favorable U.S. Internal Revenue Service (IRS) settlements, the NBC Universal combination, the 2004 reorganization of our aircraft leasing business and a lower tax rate on the sale of a portion of Gecis, our business process outsourcing operation (now Genpact). Our consolidated income tax rate decreased by 4.2 percentage points in 2004 as the benefits listed above for 2004 were greater than the tax benefits from certain business dispositions in 2003. A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about our income tax provisions, is provided in note 8. The nature of business activities and associated income taxes differ for GE and for GECS and a separate analysis of each is presented in the paragraphs that follow.

Because GE tax expense does not include taxes on GECS earnings, the GE effective tax rate is best analyzed in relation to GE earnings excluding GECS. GE pre-tax earnings from continuing operations before accounting changes excluding GECS earnings from continuing operations before accounting changes were $11.9 billion, $10.4 billion and $10.7 billion for 2005, 2004 and 2003, respectively. On this basis, GE’s effective tax rate was 23.1% in 2005, 19.0% in 2004 and 26.7% in 2003. The increase in the 2005 rate over the 2004 rate was primarily attributable to the lack of current-year counterparts to the 2004 settlements with the IRS and 2004 tax benefits associated with the NBC Universal combination, both discussed below, that together reduced the 2004 rate by 7.2 percentage points. Partially offsetting this increase were the favorable impact of a number of audit resolutions with taxing authorities and our 2005 repatriation of earnings at the reduced U.S. tax rate provided in 2004 legislation (together representing a 3.2 percentage point reduction of the GE tax rate). These 2005 tax benefits are reflected in note 8 in the lines “All other - net” (1.6 percentage points) and “Tax on global activities including exports” (1.6 percentage points).

The 2004 rate reduction was primarily a result of two items that decreased the 2004 GE tax rate by 7.2 percentage points-settling several issues with the IRS for the years 1985 through 1999 and tax benefits associated with the NBC Universal combination. As part of the IRS settlements, we closed two significant issues: the 1997 tax-free exchange of the Lockheed Martin convertible preferred stock we received on the disposition of our Aerospace business in 1993, and a 1998 tax loss on the sale of a Puerto Rican subsidiary. The tax portion of these settlements is included in the line “IRS settlements of Lockheed Martin tax-free exchange/Puerto Rico subsidiary loss” in note 8. The tax benefits associated with the NBC Universal combination are included in the line “All other - net” in note 8. The 2004 GE effective tax rate also reflects lower pre-tax income primarily from lower earnings in the Energy business and higher costs related to our principal pension plans. Partially offsetting these changes was the non-recurrence of certain 2003 tax benefits.

GECS effective tax rate decreased to 12.3% in 2005 from 17.5% in 2004 and 16.1% in 2003. The 2005 GECS rate reflects the net benefits, discussed below, of a reorganization of our aircraft leasing business; and an increase in lower-taxed earnings from global operations. Together, these items more than account for the 6.6 percentage point decrease in rate from 2004 reflected in the line “Tax on global activities including exports” in note 8. Partially offsetting these benefits was the nonrecurrence of the benefits from 2004 favorable settlements with the IRS and the low-taxed disposition of a majority interest in Genpact. The lack of counterparts to these items increased the 2005 GECS tax rate by 1.7 percentage points.

(34)

The increase in the GECS effective tax rate from 2003 to 2004 also reflected the net benefits, discussed below, of a reorganization of our aircraft leasing business, which decreased the 2004 effective tax rate 1.6 percentage points and is included in the line “Tax on global activities including exports” in note 8; tax benefits from favorable IRS settlements, which decreased the 2004 effective tax rate 1.2 percentage points and is included in the line “All other - net” in note 8; and the low-taxed disposition of a majority interest in Genpact which decreased the 2004 effective tax rate 0.8 percentage points, and is included in the line “Tax on global activities including exports” in note 8. Offsetting these benefits were the effects of higher pre-tax income and the nonrecurrence of a 2003 tax benefit on the disposition of shares of ERC Life Reinsurance Corporation.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing, the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased the GECS effective tax rate 2.8 percentage points in 2005 and 1.6 percentage points in 2004.

Global Risk Management

A disciplined approach to risk is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. It is necessary for us to manage risk at the individual transaction level, and to consider aggregate risk at the customer, industry, geography and collateral-type levels, where appropriate.

The GE Board of Directors oversees the risk management process through clearly established delegation of authority. Board and committee meeting agendas are jointly developed with management to cover risk topics presented to our Corporate Risk Committee, including environmental, compliance, liquidity, credit, market and event risks.

The GECS Board of Directors oversees the risk management process for financial services, and approves directly or by delegation all significant acquisitions and dispositions as well as borrowings and investments. All participants in the risk management process must comply with approval limits established by the Board.

The GECS Chief Risk Officer is responsible, through the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies; and for reviewing major risk exposures and concentrations across the organization. The GECS Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by the GECS Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. Because the risks and their interdependencies are complex, we apply a Six Sigma-based analytical approach to each major product line that monitors performance against external benchmarks, proactively manages changing circumstances, provides early warning detection of risk and facilitates communication to all levels of authority. Other corporate functions such as Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge financial risk with derivative financial instruments must do so using our centrally-managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

(35)

GECS employs about 11,000 dedicated risk professionals, including 6,600 involved in collection activities and 400 specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment.

GE and GECS manage a variety of risks including liquidity, credit, market and event risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section and in notes 18 and 27.

•
Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our lending and leasing activities (see the Financial Resources and Liquidity and Critical Accounting Estimates sections and notes 1, 13, 14 and 29) and derivative financial instruments activities (see note 27).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments, caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. We attempt to mitigate the risks to our various portfolios arising from changes in interest and currency exchange rates in a variety of ways that often include offsetting positions in local currencies or selective use of derivatives. Additional information about how we mitigate the risks to our various portfolios from changes in interest and currency exchange rates can be found in the Financial Resources and Liquidity section and in note 27.

•
Event risk is that body of risk beyond liquidity, credit and market risk. Event risk includes the possibility of adverse occurrences both within and beyond our control. Examples of event risk include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. This type of risk is often insurable, and success in managing this risk is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring the risk to others. The decision as to the appropriate level of event risk to retain or cede is evaluated in the framework of business decisions. Additional information about certain event risk can be found in note 29.

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

In the fourth quarter of 2005, we commenced reporting businesses affected by our insurance exit as discontinued operations for all periods presented. These businesses were previously reported in the Commercial Finance segment. Also, during the fourth quarter of 2005, our insurance activities, previously reported in the Commercial Finance segment, were transferred to Corporate items and eliminations for all periods presented.

(36)

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

Segment profit always excludes the effects of principal pension plans and results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured-excluded in determining segment profit, which we refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for Commercial Finance, Consumer Finance, and the financial services businesses of the Industrial segment (Equipment Services) and the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

(37)

Summary of Operating Segments

	General Electric Company and consolidated affiliates
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
REVENUES
Infrastructure	$41,803	$37,373	$36,569	$40,119	$36,419
Industrial	32,631	30,722	24,988	26,154	26,101
Healthcare	15,153	13,456	10,198	8,955	8,409
NBC Universal	14,689	12,886	6,871	7,149	5,769
Commercial Finance	20,646	19,524	16,927	15,688	14,610
Consumer Finance	19,416	15,734	12,845	10,266	9,508
Total segment revenues	144,338	129,695	108,398	108,331	100,816
Corporate items and eliminations, as restated	5,904	5,304	5,023	3,636	6,238
CONSOLIDATED REVENUES	$150,242	$134,999	$113,421	$111,967	$107,054
SEGMENT PROFIT
Infrastructure	$7,769	$6,797	$7,362	$9,178	$7,869
Industrial	2,559	1,833	1,385	1,837	2,642
Healthcare	2,665	2,286	1,701	1,546	1,498
NBC Universal	3,092	2,558	1,998	1,658	1,408
Commercial Finance	4,290	3,570	2,907	2,170	1,784
Consumer Finance	3,050	2,520	2,161	1,799	1,602
Total segment profit	23,425	19,564	17,514	18,188	16,803
Corporate items and eliminations, as restated	(610)	14	375	847	827
GE interest and other financial charges	(1,432)	(979)	(941)	(569)	(817)
GE provision for income taxes	(2,750)	(1,973)	(2,857)	(3,837)	(4,193)
Earnings from continuing operations
before accounting changes	18,633	16,626	14,091	14,629	12,620
Earnings (loss) from discontinued
operations, net of taxes	(1,922)	534	2,057	(616)	1,130
Earnings before accounting changes	16,711	17,160	16,148	14,013	13,750
Cumulative effect of accounting changes	-	-	(587)	(1,015)	(287)
CONSOLIDATED NET EARNINGS	$16,711	$17,160	$15,561	$12,998	$13,463

The notes to consolidated financial statements are an integral part of this summary.

In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

For additional information about our segments, see note 26.

(38)

INFRASTRUCTURE

(In millions)	2005	2004	2003
REVENUES	$41,803	$37,373	$36,569
SEGMENT PROFIT	$7,769	$6,797	$7,362

(In millions)	2005	2004	2003
REVENUES
Aviation	$11,904	$11,094	$9,808
Aviation Financial Services	3,504	3,159	2,881
Energy	16,525	14,586	16,611
Energy Financial Services	1,349	972	805
Oil & Gas	3,598	3,135	2,842
Transportation	3,577	3,007	2,543
SEGMENT PROFIT
Aviation	$2,573	$2,238	$1,809
Aviation Financial Services	764	520	506
Energy	2,665	2,543	3,875
Energy Financial Services	646	376	280
Oil & Gas	411	331	264
Transportation	524	516	450

Infrastructure revenues rose 12%, or $4.4 billion, in 2005 as higher volume ($4.3 billion) was partially offset by lower prices ($0.6 billion) at the industrial businesses in the segment. The increase in volume was primarily at Energy, Aviation and Transportation. The decrease in prices was primarily at Energy, and was partially offset by increased prices at Transportation and Aviation. Revenues also increased as a result of organic revenue growth at Energy Financial Services ($0.4 billion) and Aviation Financial Services ($0.3 billion).

Segment profit rose 14% to $7.8 billion, compared with $6.8 billion in 2004, as higher volume ($1.0 billion) and productivity ($0.2 billion including customer settlements and contract terminations) more than offset lower prices ($0.6 billion) and the effects of higher material and other costs ($0.3 billion) at the industrial businesses in the segment. The increase in volume primarily related to Energy, Aviation and Transportation. Segment profit also increased as a result of increased net earnings at the financial services businesses. This increase reflected core growth at Energy Financial Services ($0.3 billion) and core growth at Aviation Financial Services ($0.2 billion), including growth in lower-taxed earnings from global operations related to a reorganization of our aircraft leasing operations.

Infrastructure revenues increased 2%, or $0.8 billion, in 2004 as the weaker U.S. dollar ($0.5 billion), primarily at Energy, and higher volume ($0.4 billion) were partially offset by lower prices ($0.6 billion) at the industrial businesses of the segment, primarily at Energy. The increase in volume was the net result of increased sales in commercial services and military engines at Aviation and locomotives at Transportation, partially offset by lower sales at Energy. Energy sold 122 large heavy-duty gas turbines in 2004, compared with 175 in 2003. Financial services activity, primarily at Aviation Financial Services and Energy Financial Services, increased revenues primarily from organic revenue growth ($0.4 billion) and acquisitions ($0.1 billion).

(39)

Segment profit fell 8%, or $0.6 billion, in 2004 as lower material costs ($0.3 billion), primarily at Energy, and higher volume ($0.1 billion) were more than offset by lower prices ($0.6 billion) and lower productivity ($0.6 billion) at the industrial businesses of the segment. The lower productivity was the net effect of lower productivity at Energy, primarily from the anticipated decline in higher margin gas turbine sales and a decrease in customer contract termination fees, partially offset by higher productivity at Aviation. Segment profit from the financial services businesses, primarily Energy Financial Services, increased $0.1 billion as a result of core growth.

Infrastructure orders were $38.4 billion in 2005, up from $34.0 billion in 2004. The $29.2 billion total backlog at year-end 2005 comprised unfilled product orders of $18.8 billion (of which 65% was scheduled for delivery in 2006) and product service orders of $10.4 billion scheduled for 2006 delivery. Comparable December 31, 2004, total backlog was $27.8 billion, of which $18.2 billion was for unfilled product orders and $9.6 billion for product services orders.

INDUSTRIAL

(In millions)	2005	2004	2003
REVENUES	$32,631	$30,722	$24,988
SEGMENT PROFIT	$2,559	$1,833	$1,385

(In millions)	2005	2004	2003
REVENUES
Consumer & Industrial	$14,092	$13,767	$12,843
Equipment Services	6,627	6,571	3,357
Plastics	6,606	6,066	5,501
SEGMENT PROFIT
Consumer & Industrial	$871	$716	$577
Equipment Services	197	82	(76)
Plastics	867	566	503

Industrial revenues rose 6%, or $1.9 billion, in 2005 on higher prices ($1.5 billion), higher volume ($0.2 billion) and the weaker U.S. dollar ($0.2 billion) at the industrial businesses in the segment. We realized price increases primarily at Plastics and Consumer & Industrial. Volume increases related primarily to the acquisitions of Edwards Systems Technology and InVision Technologies, Inc. by our Security business, but were partially offset by lower volume at Plastics. Revenues at Equipment Services also increased as a result of organic revenue growth ($0.4 billion) and acquisitions ($0.1 billion), partially offset by the effects of the 2004 disposition of IT Solutions ($0.4 billion). Segment profit rose 35%, or $0.6 billion, at the industrial businesses in the segment in 2005 as price increases ($1.5 billion) and higher volume ($0.1 billion) more than offset higher material and other costs ($0.8 billion), primarily from commodities such as benzene and natural gas at Plastics, and lower productivity ($0.2 billion). Segment profit at Equipment Services also increased as a result of improved operating performance, reflecting core growth ($0.1 billion).

(40)

Industrial revenues rose 23%, or $5.7 billion, in 2004 on higher volume ($2.0 billion), primarily at Consumer & Industrial and Plastics, the weaker U.S. dollar ($0.5 billion) and higher prices ($0.1 billion) at the industrial businesses in the segment. Higher prices at Plastics, as demand for plastic resins increased, were partially offset by lower prices at Consumer & Industrial. On January 1, 2004, we consolidated Penske Truck Leasing Co., L.P. (Penske), previously accounted for using the equity method. As a result, consolidated operating lease rentals and other income increased by $2.6 billion and $0.6 billion, respectively, from 2003 levels. Segment profit rose 32%, or $0.4 billion in 2004, as productivity ($0.8 billion), primarily at Consumer & Industrial and Plastics, higher volume ($0.1 billion) and higher prices ($0.1 billion) more than offset higher material and other costs ($0.8 billion), primarily from commodities such as benzene and natural gas at Plastics. Segment profit at Equipment Services also rose on improved operating performance ($0.2 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

HEALTHCARE revenues increased 13% to $15.2 billion in 2005 as higher volume ($2.1 billion), including $0.8 billion from the Amersham acquisition in the second quarter of 2004, and the weaker U.S. dollar ($0.1 billion) more than offset lower prices ($0.4 billion). Operating profit of $2.7 billion was 17% higher than in 2004 as productivity ($0.5 billion) and higher volume ($0.4 billion) more than offset lower prices ($0.4 billion) and higher labor and other costs ($0.1 billion).

Healthcare revenues increased 32% to $13.5 billion in 2004 as higher volume ($3.3 billion), primarily from acquisitions including Amersham ($2.2 billion) and Instrumentarium ($1.0 billion), and the weaker U.S. dollar ($0.4 billion) more than offset lower prices ($0.4 billion). Operating profit of $2.3 billion in 2004 was 34% higher than in 2003 as the effects of higher volume ($0.5 billion) and productivity ($0.5 billion) more than offset the effects of lower prices ($0.4 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Orders received by Healthcare in 2005 were $15.6 billion, compared with $13.7 billion in 2004. The $5.4 billion total backlog at year-end 2005 comprised unfilled product orders of $3.5 billion (of which 90% was scheduled for delivery in 2006) and product services orders of $1.9 billion scheduled for 2006 delivery. Comparable December 31, 2004, total backlog was $4.7 billion, of which $2.8 billion was for unfilled product orders and $1.9 billion for product services orders.

NBC UNIVERSAL revenues rose 14%, or $1.8 billion, to $14.7 billion in 2005, reflecting a number of factors, the largest of which was the full-year contribution from the May 2004 combination of NBC with VUE. The full-year ownership of VUE was reflected in higher film revenues ($1.6 billion), growth of our entertainment cable business ($0.6 billion), and higher revenues from television production operations ($0.3 billion) and theme parks operations ($0.1 billion). Also contributing to the increase in 2005 revenues was $0.6 billion, partially from settling obligations related to preferred interests previously issued by VUE and partially from settling certain contracts as part of our MSNBC restructuring. Partial offsets arose from the lack of a current-year counterpart to the 2004 Olympic Games broadcasts ($0.9 billion), effects of lower ratings on network and station ad sales ($0.4 billion) and an investment impairment ($0.1 billion). Segment profit rose 21%, or $0.5 billion, in 2005 as the full-year ownership of VUE contributed $0.6 billion to higher earnings, including improvements in the film ($0.3 billion), entertainment cable ($0.3 billion) and television production ($0.2 billion) businesses. Effects of the preferred interests and restructuring transactions ($0.6 billion) were more than offset by the effects of lower earnings from network and station operations ($0.6 billion) and the investment impairment loss ($0.1 billion).

(41)

Revenues were up sharply in 2004, to $12.9 billion, and segment profit was up 28% to $2.6 billion. Operations were significantly affected by the May combination of NBC and VUE, which increased revenues by $4.7 billion and, net of effects of the 20% minority interest, operating profit by $0.6 billion. Other significant 2004 factors affecting results were the Olympic Games broadcasts ($0.9 billion higher revenues), price increases ($0.2 billion of revenues and operating profit), volume ($0.3 billion of revenues and $0.1 billion of operating profit) and $0.3 billion higher NBC Universal operating costs.

COMMERCIAL FINANCE

(In millions)	2005	2004	2003
REVENUES	$20,646	$19,524	$16,927
SEGMENT PROFIT	$4,290	$3,570	$2,907

December 31 (In millions)	2005	2004
TOTAL ASSETS	$190,546	$184,388

(In millions)	2005	2004	2003
REVENUES
Capital Solutions	$11,476	$11,503	$9,893
Real Estate	3,492	3,084	2,956
SEGMENT PROFIT
Capital Solutions	$1,515	$1,325	$1,184
Real Estate	1,282	1,124	947

December 31 (In millions)	2005	2004
ASSETS
Capital Solutions	$87,306	$80,514
Real Estate	35,323	39,515

Commercial Finance revenues and net earnings increased 6% and 20%, respectively, compared with 2004. Revenues during 2005 and 2004 included $1.0 billion and $0.3 billion from acquisitions, respectively, and in 2005 were reduced by $0.7 billion as a result of dispositions. Revenues during 2005 also increased $1.1 billion as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower securitizations ($0.1 billion).

Commercial Finance revenues and net earnings increased 15% and 23%, respectively, compared with 2003. The increase in revenues resulted primarily from acquisitions ($2.2 billion) and the weaker U.S. dollar ($0.6 billion), partially offset by lower securitizations ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.4 billion), core growth ($0.3 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower securitizations ($0.1 billion).

(42)

CONSUMER FINANCE

(In millions)	2005	2004	2003
REVENUES	$19,416	$15,734	$12,845
SEGMENT PROFIT	$3,050	$2,520	$2,161

December 31 (In millions)	2005	2004
TOTAL ASSETS	$158,829	$151,255

Consumer Finance revenues and net earnings increased 23% and 21%, respectively, compared with 2004. Revenues for 2005 included $1.9 billion from acquisitions. Revenues during 2005 also increased $1.8 billion as a result of organic revenue growth ($1.5 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.2 billion).

Consumer Finance revenues and net earnings increased 22% and 17%, respectively, from 2003. The increase in revenues resulted primarily from organic revenue growth ($1.0 billion), acquisitions ($1.0 billion) and the weaker U.S. dollar ($0.8 billion). Organic revenue growth was achieved despite the absence of a 2004 counterpart to the 2003 gain on sale of The Home Depot private-label credit card receivables ($0.9 billion). The increase in net earnings resulted from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.1 billion), and the weaker U.S. dollar ($0.1 billion), partially offset by the effects of The Home Depot private-label credit card receivables ($0.4 billion) and increased costs to launch new products and promote brand awareness in 2004 ($0.1 billion).

RESTATED CORPORATE ITEMS AND ELIMINATIONS

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
REVENUES
Insurance activities	$6,469	$4,711	$4,466
GECS commercial paper interest rate swap adjustment	540	518	535
Eliminations and other	(1,105)	75	22
Total	$5,904	$5,304	$5,023
OPERATING PROFIT (COST)
Insurance activities	$131	$30	$21
Principal pension plans	(329)	124	1,040
Underabsorbed corporate overhead	(464)	(498)	(630)
GECS commercial paper interest rate swap adjustment	358	341	325
Other	(306)	17	(381)
Total	$(610)	$14	$375

Corporate Items and Eliminations include the effects of eliminating transactions between operating segments; results of our insurance activities remaining in continuing operations; cost of, and cost reductions from, our principal pension plans; results of liquidating businesses such as consolidated, liquidating securitization entities; underabsorbed corporate overhead; certain non-allocated amounts described below; and a variety of sundry items. Corporate Items and Eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

(43)

The caption “GECS commercial paper interest rate swap adjustment” consists of fair value changes associated with interest rate swaps that were designated as hedges of our commercial paper program. As more fully described beginning on page 28, the correction of our financial statements to eliminate the effects of hedge accounting for these swaps results in recognition in earnings of such fair value changes immediately rather than over the remaining term of the hedging relationship. Certain amounts included in the line “Other” above are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In 2004, these comprised $0.4 billion of Healthcare charges, principally related to the write-off of in-process research and development projects and other transitional costs associated with Amersham; and a $0.1 billion charge at Industrial as the gain on sale of the motors business was more than offset by costs for inventory obsolescence and other charges. In 2003, amounts not allocated to GE operating segments included charges of $0.2 billion for settlement of litigation, restructuring and other charges at Healthcare; and $0.1 billion for restructuring and other charges at Industrial.

Changes in Other operating profit (cost) also reflect gains of $0.1 billion and $0.3 billion from partial sales of an interest in Genpact, in 2005 and 2004, respectively.

DISCONTINUED INSURANCE OPERATIONS

(In millions)	2005	2004	2003
Earnings (loss) from discontinued
operations, net of taxes	$(1,922)	$534	$2,057

Discontinued operations comprise the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates, that we agreed to sell in the fourth quarter of 2005; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations in 2005 reflected losses from the portions of GE Insurance Solutions described above ($2.8 billion), partially offset by Genworth earnings ($0.9 billion). GE Insurance Solutions results will be included in our 2006 discontinued operations to the date of closing, which is expected to be in the second quarter. Dividends we receive from Genworth and any gains or losses on sales of our remaining 18% position in Genworth common stock will also be reported in discontinued operations.

Earnings from discontinued operations in 2004 reflected earnings of Genworth ($0.4 billion), including our share of 2004 earnings from operations ($0.8 billion), partially offset by the loss on the Genworth initial public offering in May 2004 ($0.3 billion), and GE Insurance Solutions ($0.1 billion), primarily 2004 operations.

For additional information related to discontinued operations see note 2.

(44)

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

GLOBAL REVENUES BY REGION

(In millions)	2005	2004	2003
Europe	$36,900	$32,400	$24,400
Pacific Basin	16,000	13,000	13,000
Americas	7,500	7,000	5,600
Other Global	6,100	5,700	4,600
	66,500	58,100	47,600
Exports from the U.S. to external customers	11,400	8,800	6,700
Total(a)	$77,900	$66,900	$54,300

(a)	Included $6.6 billion, $5.8 billion and $4.7 billion of intercompany revenues in 2005, 2004 and 2003, respectively.

Global revenues rose 16% to $77.9 billion in 2005 compared with $66.9 billion and $54.3 billion in 2004 and 2003, respectively. Global revenues to external customers as a percentage of consolidated revenues were 48% in 2005, compared with 45% and 44% in 2004 and 2003, respectively. The effects of the weaker U.S. dollar on reported results were to increase revenues by $0.9 billion, $4.1 billion and $3.1 billion in 2005, 2004 and 2003, respectively; and to increase earnings by $0.1 billion, $0.1 billion and $0.2 billion in 2005, 2004 and 2003, respectively.

GE global revenues were $48.2 billion in 2005, up 15% over 2004, led by increases at Infrastructure and NBC Universal, mainly in Europe and the Pacific Basin. Exports from the U.S. were up 30%, led by Infrastructure, again showing strength in Europe and the Pacific Basin. GE global revenues in 2004 were $41.7 billion, up 27% over 2003, led by Healthcare, including the effects of the Amersham acquisition, and NBC Universal, reflecting the combination of NBC and VUE. U.S. exports grew 31% in 2004 on strong growth at Infrastructure.

(45)

GECS global revenues were $29.7 billion, $25.2 billion and $21.3 billion in 2005, 2004 and 2003, respectively. GECS revenues in the Pacific Basin increased 28% in 2005, primarily as a result of the acquisition of AFIG at Consumer Finance and organic revenue growth at Consumer Finance and Commercial Finance. GECS revenues increased 25% in Europe primarily as a result of higher investment income (largely offset by policyholder dividends) at our insurance activities, and organic revenue growth and acquisitions at Consumer Finance and Commercial Finance. Revenues in Other Global decreased 4% primarily as a result of the absence of a current-year counterpart to the 2004 gain on the sale of a majority interest in Genpact, partially offset by organic revenue growth at the financial services businesses in Infrastructure.

Global operating profit was $12.7 billion in 2005, an increase of 20% over 2004, which was 35% higher than in 2003. GE global operating profit in 2005 rose 30% reflecting solid growth in Europe and Other Global, mainly at Infrastructure.

Total assets of global operations on a continuing basis were $299.4 billion in 2005, an increase of $2.8 billion, or 1%, over 2004. GECS global assets on a continuing basis of $261.9 billion at the end of 2005 were 1% higher than at the end of 2004, reflecting acquisitions and core growth, almost fully offset by the recently strengthening U.S. dollar.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen and the Canadian dollar.

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

The U.S. Environmental Protection Agency (EPA) ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York state. On October 6, 2005, GE and the EPA entered into and filed in the U.S. District Court for the Northern District of New York a consent decree that, subject to approval of that court, represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge PCB-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after phase 1. Under this consent decree, we have committed up to $0.1 billion to reimburse the EPA for its past and future project oversight costs and agreed to perform the first phase of dredging. We further committed that, subject to future agreement with the EPA about completion of dredging after completion of phase 1 and the peer review, we will be responsible for further costs, including costs of phase 2 dredging. Our Statement of Financial Position as of December 31, 2005 and 2004, included liabilities for the estimated costs of this remediation.

(46)

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, the Statement of Changes in Shareowners’ Equity, the Statement of Cash Flows, Contractual Obligations, Off-Balance Sheet Arrangements, and Debt Instruments, Guarantees and Covenants.

The fundamental differences between GE and GECS are reflected in the measurements commonly used by investors, rating agencies and financial analysts. These differences will become clearer in the discussion that follows with respect to the more significant items in the financial statements.

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
In the fourth quarter of 2005, we announced the planned sale of most of GE Insurance Solutions and completed a Genworth secondary public offering, which reduced our ownership in Genworth from 27% to 18%. We have separately reported the assets and liabilities related to these discontinued operations for all periods presented.

•
Our discontinued operations assets and liabilities decreased by $83.4 billion on September 27, 2005, when we reduced our ownership of Genworth to 27%, a level of investment that is reported as an associated company. As an associated company, our ongoing interest in Genworth operating results were presented on a one-line basis. This deconsolidation had a significant effect on our assets and liabilities of discontinued operations.

•
During 2005, we completed the acquisitions of Edwards Systems Technology at Industrial and Ionics, Inc. at Infrastructure. GECS completed acquisitions of the Transportation Financial Services Group of CitiCapital, the Inventory Finance division of Bombardier Capital, Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co., and ING’s portion of Heller AG.

•
The U.S. dollar was stronger at December 31, 2005, than it was at December 31, 2004, reducing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in 2005 has been weaker than during the comparable 2004 period, resulting in increases in reported levels of non-U.S. dollar operations as noted in the preceding Operations section.

•
Minority interest in equity of consolidated affiliates decreased $4.5 billion during 2005 principally from settlement of the VUE preferred interests and our acquisition of the previously outstanding minority interest in VUE common stock (together $1.9 billion), and redemption of preferred stock at General Electric Capital Corporation (GE Capital) ($2.5 billion). See notes 16 and 22.

Statement of Financial Position

Because GE and GECS share certain significant elements of their Statements of Financial Position-property, plant and equipment and borrowings, for example-the following discussion addresses significant captions in the “consolidated” statement. Within the following discussions, however, we distinguish between GE and GECS activities in order to permit meaningful analysis of each individual consolidating statement.

(47)

INVESTMENT SECURITIES comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. insurance contract-holders who retain the related investment risks and rewards except in the event of our bankruptcy or liquidation. Investment securities were $53.1 billion at December 31, 2005, compared with $56.9 billion at December 31, 2004.

We regularly review investment securities for impairment based on both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our impairment reviews involve our finance, risk and asset management teams as well as the portfolio management and research capabilities of our internal and third-party asset managers. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the following 12 months. These securities are characterized as “at-risk” of impairment. Of available-for-sale securities with unrealized losses at December 31, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; substantially all of this amount related to the automotive and commercial aviation industries.

Impairment losses for 2005 totaled $0.1 billion compared with $0.2 billion in 2004. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $2.5 billion and $0.5 billion, respectively, at December 31, 2005, compared with $2.9 billion and $0.5 billion, respectively, at December 31, 2004, primarily reflecting a decrease in the estimated fair value of debt securities as interest rates increased. At December 31, 2005, available accounting gains could be as much as $0.7 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. See note 10.

We also hold collateralized investment securities issued by various airlines, including those operating in bankruptcy. Total amortized cost of these securities was $1.7 billion at December 31, 2005, and total fair value was $1.6 billion. Unrealized losses totaling $0.1 billion were associated with securities in an unrealized loss position for more than 12 months, an improvement from the comparable $0.3 billion a year earlier. All of these securities have remained current on all payment terms; we do not expect the borrowers to default. Current appraised market values of associated aircraft collateral exceeded both the market value and the amortized cost of our related securities at December 31, 2005, offering protection in the event of foreclosure. Therefore, we expect full recovery of our investment as well as our contractual returns.

WORKING CAPITAL, representing GE inventories and receivables from customers, less trade payables and progress collections, was $8.4 billion at December 31, 2005, up $0.1 billion from December 31, 2004, reflecting the effects of 2005 acquisitions.

We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

(48)

CURRENT RECEIVABLES for GE amounted to $15.1 billion at the end of 2005 and $14.5 billion at the end of 2004, and included $10.3 billion due from customers at the end of 2005 compared with $10.2 billion at the end of 2004. Turnover of customer receivables from sales of goods and services was 9.0 in 2005, compared with 9.4 in 2004. Other current receivables are primarily amounts that did not originate from sales of GE goods or services, such as advances to suppliers in connection with large contracts. See note 11.

INVENTORIES for GE amounted to $10.3 billion at December 31, 2005, up $0.7 billion from the end of 2004. This increase reflected higher inventories at Aviation and the effects of 2005 acquisitions. GE inventory turnover was 8.3 in 2005 compared with 8.4 in 2004. See note 12.

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $292.2 billion at December 31, 2005, and $288.3 billion at December 31, 2004. The related allowance for losses at December 31, 2005, amounted to $4.6 billion, compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio. The allowance for losses decreased $1.0 billion from 2004. The 2005 decrease reflected write-offs of previously reserved financing receivables ($0.8 billion), principally commercial aviation loans and leases in our Infrastructure segment, and the recently strengthening U.S. dollar ($0.2 billion). During 2005, changes in U.S. bankruptcy laws prompted certain customers to accelerate filing for bankruptcy protection. These changes had an inconsequential effect on our allowance and earnings. Balances at December 31, 2005 and 2004, included securitized, managed GE trade receivables of $3.9 billion and $3.5 billion, respectively. See notes 13 and 14.

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

Commercial Finance financing receivables, before allowance for losses, totaled $131.8 billion at December 31, 2005, compared with $124.5 billion at December 31, 2004, and consisted of loans and leases to the equipment and leasing, commercial and industrial and real estate industries. This portfolio of receivables increased primarily from core growth ($39.9 billion) and acquisitions ($10.6 billion), partially offset by securitizations and sales ($37.3 billion) and the recently strengthening U.S. dollar ($2.0 billion). Related nonearning and reduced-earning receivables were $1.3 billion (1.0% of outstanding receivables) at December 31, 2005, and $1.4 billion (1.1% of outstanding receivables) at year-end 2004. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

Consumer Finance financing receivables, before allowance for losses, were $130.1 billion at December 31, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased primarily as a result of core growth ($11.3 billion) and acquisitions ($0.4 billion), partially offset by the recently strengthening U.S. dollar ($7.8 billion), securitizations ($0.7 billion), loans transferred to assets held for sale ($0.5 billion) and dispositions ($0.4 billion). Nonearning consumer receivables were $2.8 billion at December 31, 2005, compared with $2.5 billion at December 31, 2004, representing 2.1% and 2.0% of outstanding receivables, respectively. The increase was primarily related to higher nonearning receivables in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio.

(49)

Infrastructure financing receivables, before allowance for losses, were $19.1 billion at December 31, 2005, compared with $20.9 billion at December 31, 2004, and consisted primarily of loans and leases to the commercial aircraft and energy industries. Related nonearning and reduced-earning receivables were insignificant at December 31, 2005, down from $0.2 billion (0.8% of outstanding receivables) at December 31, 2004.

Other financing receivables, before allowance for losses, were $11.2 billion and $15.1 billion at December 31, 2005 and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at December 31, 2005, were $0.1 billion (0.7% of outstanding receivables) compared with $0.2 billion (1.2% of outstanding receivables) at December 31, 2004.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

December 31	2005	2004	2003
Commercial Finance	1.31%	1.40%	1.38%
Consumer Finance	5.08	4.85	5.62

Delinquency rates at Commercial Finance decreased from December 31, 2004, to December 31, 2005, primarily resulting from improved credit quality across all portfolios. The increase from December 31, 2003, to December 31, 2004, reflected the effect of certain acquired portfolios, partially offset by improvement in the overall core portfolio.

Delinquency rates at Consumer Finance increased from December 31, 2004, to December 31, 2005, as a result of higher delinquencies in our European secured financing business, discussed above. The decrease from December 31, 2003, to December 31, 2004, reflected the results of the standardization of our write-off policy, the acquisition of AFIG, and the U.S. acquisition of WMC, with lower relative delinquencies as a result of whole loan sales, partially offset by higher delinquencies in our European secured financing business, discussed above. See notes 13 and 14.

OTHER GECS RECEIVABLES totaled $19.1 billion at December 31, 2005, and $15.0 billion at December 31, 2004, and consisted primarily of nonfinancing customer receivables, insurance receivables, amounts due from GE (generally related to certain material procurement programs), amounts due under operating leases, receivables due on sale of securities and various sundry items.

PROPERTY, PLANT AND EQUIPMENT amounted to $67.5 billion at December 31, 2005, up $4.4 billion from 2004, primarily reflecting acquisitions of commercial aircraft at the Aviation Financial Services business of Infrastructure. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECS was equipment provided to third parties on operating leases. Details by category of investment are presented in note 15.

GE expenditures for plant and equipment during 2005 totaled $2.8 billion, compared with $2.4 billion in 2004. Total expenditures for the past five years were $12.7 billion, of which 32% was investment for growth through new capacity and product development; 37% was investment in productivity through new equipment and process improvements; and 31% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

(50)

GECS additions to property, plant and equipment were $11.6 billion and $10.7 billion during 2005 and 2004, respectively, primarily reflecting additions of commercial aircraft at the Aviation Financial Services business of Infrastructure and vehicles at Commercial Finance and the Equipment Services business of Industrial.

INTANGIBLE ASSETS were $81.7 billion at year-end 2005, up from $78.5 billion at year-end 2004. GE intangibles increased $3.1 billion from $54.7 billion at the end of 2004, principally as a result of goodwill and other intangibles related to the Edwards Systems Technology acquisition by Industrial, the Ionics, Inc. acquisition by Infrastructure and the acquisitions of an additional interest in MSNBC and the previously outstanding minority interest in VUE by NBC Universal. GECS intangibles increased $0.2 billion to $23.9 billion at December 31, 2005, resulting from goodwill associated with acquisitions partially offset by the recently strengthening U.S. dollar and purchase accounting adjustments. See note 16.

ALL OTHER ASSETS totaled $87.4 billion at year-end 2005, a decrease of $2.1 billion, reflecting NBC Universal settling obligations related to preferred interests previously issued by VUE and dispositions affecting real estate, partially offset by increases in assets held for sale. See notes 16 and 17.

CONSOLIDATED BORROWINGS amounted to $370.4 billion at December 31, 2005, compared with $365.1 billion at the end of 2004.

GE total borrowings were $10.2 billion at year-end 2005 ($1.1 billion short term, $9.1 billion long term) compared with $11.0 billion at December 31, 2004. GE total debt at the end of 2005 equaled 8.1% of total capital compared with 9.0% at the end of 2004.

GECS borrowings amounted to $362.1 billion at December 31, 2005, of which $157.7 billion is due in 2006 and $204.4 billion is due in subsequent years. Comparable amounts at the end of 2004 were $355.5 billion in total, $154.3 billion due within one year and $201.2 billion due thereafter. Included in GECS total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $16.8 billion and $25.8 billion at December 31, 2005 and 2004, respectively. A large portion of GECS borrowings ($97.4 billion and $96.9 billion at the end of 2005 and 2004, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 4.09% at the end of 2005, compared with 42 days and 2.39% at the end of 2004. The GE Capital ratio of debt to equity was 7.09 to 1 at the end of 2005 and 6.46 to 1 at the end of 2004. See note 18.

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

(51)

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates and terms of our borrowings match the expected yields and terms on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2006, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2006. We estimated, based on that year-end 2005 portfolio and holding everything else constant, that our 2006 GE consolidated net earnings would decline by $0.2 billion.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2005 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2006 earnings of such a shift in exchange rates.

Restated Statement of Changes in Shareowners’ Equity

Shareowners’ equity decreased $1.6 billion in 2005, and increased $31.2 billion in 2004 and $15.7 billion in 2003. Changes over the three-year period were largely attributable to net earnings, partially offset by dividends declared of $9.6 billion, $8.6 billion and $7.8 billion in 2005, 2004 and 2003, respectively. In 2005, we purchased $5.3 billion of GE stock (153.3 million shares) under our $25 billion share repurchase program. In 2004, we issued 341.7 million shares of stock in connection with the Amersham acquisition, which increased equity by $10.7 billion, and 119.4 million shares of stock to partially fund the combination of NBC and VUE, which increased equity by $3.8 billion. Currency translation adjustments decreased equity by $4.3 billion in 2005, compared with a $3.9 billion increase in 2004. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2005, the U.S. dollar strengthened against the pound sterling and euro. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. See note 23. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

Overview of Our Cash Flow from 2003 through 2005

GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial businesses and totaled $21.6 billion in 2005, $15.2 billion in 2004 and $12.9 billion in 2003. Generally, factors that affect our earnings-for example, pricing, volume, costs and productivity-affect CFOA similarly. However, while management of working capital, including timing of collections and payments and levels of inventory, affects operating results only indirectly, the effect of these programs on CFOA can be significant. Excluding progress collections, working capital improvements benefited CFOA by $2.8 billion since 2002, as we applied our Lean Six Sigma and other working capital management tools broadly.

Our GE Statement of Cash Flows shows CFOA in the required format. While that display is of some use in analyzing how various assets and liabilities affected our year-end cash positions, we believe that it is also useful to supplement that display and to examine in a broader context the business activities that provide and require cash.

(52)

December 31 (In billions)	2005	2004	2003
Operating cash collections	$89.9	$81.6	$68.4
Operating cash payments	(76.1)	(69.5)	(58.9)
Cash dividends from GECS	7.8	3.1	3.4
GE cash from operating activities	$21.6	$15.2	$12.9

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $8.3 billion during 2005 and by $13.2 billion during 2004. These increases are consistent with the changes in comparable GE operating segment revenues, comprising Healthcare, NBC Universal and the industrial businesses of the Industrial and Infrastructure segments, and which also reflect the effects of the second quarter 2004 acquisition of Amersham and combination of NBC and VUE. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in 2005 by $6.6 billion and by $10.6 billion in 2004, comparable to the increases in GE total costs and expenses, and also reflect the second quarter 2004 acquisition of Amersham and combination of NBC and VUE.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in 2005 by $0.8 billion to $20.9 billion and in 2004 by $6.1 billion to $20.1 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends from excess capital primarily resulting from GECS business sales. Financial services cash is not necessarily freely available for alternative uses. For example, use of cash generated by our regulated activities is often restricted by such regulations. Further, any reinvestment in financing receivables is shown in cash used for investing activities, not operating activities. Therefore, maintaining or growing financial services assets requires that we invest much of the cash they generate from operating activities in their earning assets.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute our $25 billion share repurchase program, which is an expansion of the $15 billion share repurchase program announced in 2004, and continue making selective investments for long-term growth.

(53)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2005, follow.

	Payments due by period
(In billions)	Total	2006	2007-2008	2009-2010	2011and thereafter
Borrowings (note 18)	$370.4	$158.2	$87.1	$45.5	$79.6
Interest on borrowings	66.0	12.0	18.0	10.0	26.0
Operating lease obligations (note 5)	6.8	1.4	2.2	1.5	1.7
Purchase obligations(a)(b)	58.0	37.0	13.0	4.0	4.0
Insurance liabilities (note 19)(c)	28.0	5.0	6.0	4.0	13.0
Other liabilities(d)	60.0	13.0	6.0	4.0	37.0
Contractual obligations of discontinued
operations(e)	12.0	1.0	1.0	1.0	9.0

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be classified as equipment leased to others, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.

(b)	Excluded funding commitments entered into in the ordinary course of business by our financial services businesses. Further information on these commitments and other guarantees is provided in note 29.
(c)
Included guaranteed investment contracts (GICs), structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with reasonably determinable cash flows such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts.

(d)
Included an estimate of future expected funding requirements related to our pension and postretirement benefit plans. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See notes 21 and 27 for further information on certain of these items.

(e)
Included payments for borrowings and interest on borrowings of $3.6 billion, operating lease obligations of $0.2 billion, other liabilities of $2.8 billion, and insurance liabilities of $5.4 billion. Insurance liabilities primarily included workers’ compensation tabular indemnity loan and long-term liability claims.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. These securitization transactions also serve as funding sources for a variety of diversified lending and securities transactions. Our securitization transactions are similar to those used by many financial institutions.

In a typical securitization transaction, we sell assets to a special purpose entity (SPE), which has obtained cash by issuing beneficial interests, usually debt, to third parties. Securitization entities commonly use derivatives such as interest rate swaps to match interest rate characteristics of the assets with characteristics of the related beneficial interests. An example is an interest rate swap that serves to convert fixed rate assets to a variable rate, matching the cash flows on SPE floating rate debt. An investor in a beneficial interest usually has recourse to assets in the associated SPE, and often benefits from credit enhancements supporting those assets. The most common credit enhancement is overcollateralization, where we securitize a greater principal amount of assets than debt issued by the SPE. Our other credit enhancements are in the form of liquidity and credit support agreements and guarantee and reimbursement contracts. We have provided $0.1 billion at year-end 2005 representing our best estimate of the fair value of potential losses under these arrangements.

(54)

Historically, we executed securitization transactions using entities sponsored by us and by third parties. Beginning in 2003, we only have executed securitization transactions with third parties in the asset-backed commercial paper and term markets. Securitization entities hold receivables secured by equipment, commercial and residential real estate, credit card and trade receivables and other assets. Our total securitized assets at year-end 2005 amounted to $61.7 billion, a $3.5 billion increase from year-end 2004. Of that total, the off-balance sheet amount was $43.8 billion, up $11.6 billion from December 31, 2004, and the amount in consolidated, liquidating securitization entities was $17.9 billion, down $8.1 billion from December 31, 2004, reflecting repayments. See note 28 for further information.

We have extensive experience in evaluating economic, liquidity and credit risk related to the assets we securitize. Assets held by these entities are of high quality and we actively monitor them in accordance with our servicing role. We apply rigorous controls to the execution of securitization transactions and continuously monitor developments affecting credit. In view of our experience and taking into consideration the historical depth and liquidity of global commercial paper markets, we believe that, under any plausible future economic scenario, the likelihood is remote that the financial support arrangements we provide to securitization entities could have an adverse effect on our financial position or results of operations.

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate the debt of GE, GECS and GE Capital, the major borrowing affiliate of GECS. These agencies have given the highest debt ratings to GE and GE Capital (long-term rating AAA/Aaa; short-term rating A-1+/P-1). One of our strategic objectives is to maintain these ratings, as they serve to lower our cost of funds and to facilitate our access to a variety of lenders. We manage our businesses in a fashion that is consistent with maintaining these ratings.

GE, GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

Quantitative measures include:

•	Earnings and profitability, revenue growth, the breadth and diversity of sources of income and return on assets,

•	Asset quality, including delinquency and write-off ratios and reserve coverage,

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

(55)

•	Financial reporting quality, including clarity, completeness and transparency of all financial performance communications.

GE Capital’s ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level as described below.

As of January 1, 2003, we extended a business-specific, market-based leverage to the performance measurement of each of our financial services businesses. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to our financial services segments was allocated to Corporate items and eliminations. We refer to this as “parent-supported debt.” As of December 31, 2004, $3.2 billion of such debt remained and was paid down during the first quarter of 2005.

During 2005, GECS paid $3.9 billion of special dividends to GE, which was a portion of the proceeds from the Genworth secondary public offerings.

During 2005, GE issued $1.5 billion of senior, unsecured three-year floating rate debt. The proceeds were used primarily for repayment of maturing long-term debt. During 2005, GECS and GECS affiliates issued $58 billion of senior, unsecured long-term debt and $2 billion of subordinated debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 15 other global markets. Maturities for these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $55 billion and $65 billion of additional long-term debt during 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of GECS debt obligations excluding any asset-backed debt obligations, such as debt of consolidated, liquidating securitization entities.

December 31	2005	2004
Senior notes and other long-term debt	57%	58%
Commercial paper	26	25
Current portion of long-term debt	12	11
Other-bank and other retail deposits	5	6
Total	100%	100%

We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $57.2 billion of contractually committed lending agreements with 75 highly-rated global banks and investment banks. Total credit lines extending beyond one year increased $0.3 billion to $57.1 billion at December 31, 2005. See note 18.

(56)

Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets and potential sales of other assets.

PRINCIPAL DEBT CONDITIONS are described below.

The following two conditions relate to GE and GECS:

•
Swap, forward and option contracts are required to be executed under master-netting agreements containing mutual downgrade provisions that provide the ability of the counterparty to require assignment or termination if the long-term credit rating of either GE or GECS were to fall below A-/A3. Had this provision been triggered at December 31, 2005, we could have been required to disburse $2.2 billion.

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.70:1 at the end of 2005, as restated, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 7.09:1 at the end of 2005, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed certain issuances of subordinated debt of GECS with a face amount of $1.0 billion at December 31, 2005 and 2004.

The following three conditions relate to consolidated, liquidating securitization entities:

•
If the short-term credit rating of GE Capital or certain consolidated, liquidating securitization entities discussed further in note 28 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $12.8 billion at January 1, 2006. Amounts related to non-consolidated SPEs were $1.7 billion.

•
If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the consolidated, liquidating securitization entities. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $0.6 billion at December 31, 2005.

•
For certain transactions, if the long-term credit rating of GE Capital were to fall below A/A2 or BBB+/Baa1 or its short-term credit rating were to fall below A-2/P-2, GE Capital could be required to provide substitute credit support or fund the undrawn commitment. GE Capital could be required to provide up to $2.0 billion in the event of such a downgrade based on terms in effect at December 31, 2005.

One group of consolidated SPEs holds high quality investment securities funded by the issuance of GICs. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $4.1 billion of capital to such entities.

In our history, we have never violated any of the above conditions either at GE, GECS or GE Capital. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

(57)

GE’S TOTAL RESEARCH AND DEVELOPMENT expenditures were $3.4 billion in 2005, compared with $3.1 billion and $2.7 billion in 2004 and 2003, respectively. In 2005, expenditures from GE’s own funds were $2.7 billion compared with $2.4 billion in 2004. Expenditures funded by customers (mainly the U.S. government) were $0.7 billion and $0.6 billion in 2005 and 2004, respectively.

Expenditures reported above reflect the definition of research and development required by U.S. generally accepted accounting principles. For operating and management purposes, we consider amounts spent on product and services technology to include our reported research and development expenditures, but also amounts for improving our existing products and services, and the productivity of our plant, equipment and processes. On this basis, our technology expenditures in 2005 were $5.2 billion.

GE’S TOTAL BACKLOG of firm unfilled orders at the end of 2005 was $36.1 billion, an increase of 6% from year-end 2004, reflecting increased demand for wind turbines, locomotives and product services. Of the total backlog, $23.8 billion related to products, of which 70% was scheduled for delivery in 2006. Product services orders, included in this reported backlog for only the succeeding 12 months, were $12.3 billion at the end of 2005. Orders constituting this backlog may be canceled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section for further information.

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

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have proven reliable over time. Our actual loss experience was in line with expectations for 2005, 2004 and 2003. While prospective losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2006. Further information is provided in the Financial Resources and Liquidity-Financing Receivables section, the Asset Impairment section that follows and in notes 1, 13 and 14.

(58)

REVENUE RECOGNITION ON LONG-TERM AGREEMENTS to provide product services (product services agreements) requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability will also result in an immediate adjustment of earnings. We provide for probable losses.

Carrying amounts for product services agreements in progress at December 31, 2005 and 2004, were $4.4 billion and $3.7 billion, respectively, and are included in the line, “Contract costs and estimated earnings” in note 17. Adjustments to earnings resulting from revisions to estimates on product services agreements have been insignificant for each of the years in the three-year period ended December 31, 2005.

Further information is provided in note 1.

ASSET IMPAIRMENT assessment involves various estimates and assumptions as follows:

INVESTMENTS. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery and the financial health of and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity-Investment Securities section and in notes 1 and 10.

LONG-LIVED ASSETS. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate.

(59)

Commercial aircraft are a significant concentration of assets in Infrastructure, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.3 billion and $0.1 billion in 2005 and 2004, respectively. In addition to these impairment charges relating to operating leases, we recorded provisions for losses on financing receivables related to commercial aircraft of $0.2 billion in 2005, primarily related to Northwest Airlines Corporation (Northwest Airlines), and $0.3 billion in 2004, primarily related to US Airways and ATA Holdings Corp.

Certain of our commercial aviation customers are operating under bankruptcy protection while they implement steps to return to profitable operations with a lower cost structure. At December 31, 2005, our largest exposures to carriers operating in bankruptcy were to Delta Air Lines, $2.4 billion; UAL Corp., $1.4 billion; and Northwest Airlines, $1.3 billion. Our financial exposures to these carriers are substantially secured by various Boeing, Airbus and Bombardier aircraft and operating equipment. On February 1, 2006, UAL Corp. emerged from bankruptcy protection.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations-Overview section and in notes 10, 15 and 29.

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

Further information is provided in the Financial Resources and Liquidity-Intangible Assets section and in notes 1 and 16.

(60)

PENSION ASSUMPTIONS are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions-discount rate and expected return on assets-are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover periodically and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense.

To reflect market interest rate conditions, we reduced our discount rate for principal pension plans at December 31, 2005, from 5.75% to 5.50% and at December 31, 2004, from 6.0% to 5.75%.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Assets in our principal pension plans earned 10.2% in 2005 and had average annual earnings of 4.7%, 10.1% and 11.8% per year in the five, 10 and 25-year periods ended December 31, 2005, respectively. We believe that these results, in connection with our current and expected asset allocations, support our assumed long-term return of 8.5% on those assets.

Sensitivity to changes in key assumptions for our principal pension plans follows.

•	Discount rate-A 25 basis point reduction in discount rate would increase pension cost in the following year by $0.2 billion.

•	Expected return on assets-A 50 basis point increase in the expected return on assets would decrease pension cost in the following year by $0.2 billion.

Further information on our pension plans is provided in the Operations-Overview section and in note 7.

DERIVATIVES AND HEDGING. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The accounting guidance related to derivatives accounting is complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the derivative being reported in earnings, while offsetting changes in the fair value of the hedged item are reported in earnings only upon realization, regardless of whether the hedging relationship is economically effective.

(61)

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly there-after by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. This test is conducted on a cumulative basis each reporting period. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third party confirmation.

At December 31, 2005, derivative assets and liabilities were $1.9 billion and $2.2 billion, respectively. Further information about our use of derivatives is provided in notes 1, 18 and 27.

OTHER LOSS CONTINGENCIES are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. Further information is provided in notes 20 and 29.

Other Information

New Accounting Standard

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for us on January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options, previously optional accounting that we adopted voluntarily in 2002. The transitional effect of this provision of SFAS 123R will be modest, consisting of a reduction in full-year 2006 net earnings of $9 million to expense the unvested portion of options granted in 2001. SFAS 123R also will require us to change the classification of certain tax benefits from share-based compensation deductions to financing rather than operating cash flows. While the effects of these future tax deductions will depend on several variables, had SFAS 123R been in effect, approximately $0.3 billion would have been required to be classified as financing, not operating, cash flows in both 2005 and 2004. Prior periods will not be restated as a result of this accounting change.

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Annual Report, to:

•	Organic revenue growth in 2005

•	Growth in Industrial cash from operating activities (CFOA) in 2005

•
GE pre-tax earnings from continuing operations before accounting changes excluding GECS earnings from continuing operations before accounting changes, and the corresponding effective tax rates, for the three years ended December 31, 2005

(62)

•	Delinquency rates on certain financing receivables of the Commercial Finance and Consumer Finance segments for 2005, 2004 and 2003

•	Average total shareowners’ equity, excluding effects of discontinued operations, as reported and as restated

The reasons we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

Restated Organic Revenue Growth

(In millions)	2005 (Restated)	2004 (Restated)	% Change
GE consolidated revenues as reported	$150,242	$134,999	11%
Less the effects of:
Acquisitions, business dispositions (other
than dispositions of businesses acquired for
investment) and currency exchange rates	10,561	4,526
The 2004 Olympics broadcasts	-	927
The May 2005 SFAS 133 correction	-	503
GECS commercial paper interest rate swap adjustment(a)	540	518
GE consolidated revenues excluding the effects
of acquisitions, business dispositions (other
than dispositions of businesses acquired for
investment), currency exchange rates, the 2004
Olympics broadcasts, the May 2005 SFAS 133 correction
and the GECS commercial paper interest rate swap
adjustment (organic revenues)	$139,141	$128,525	8%

(a)	Refer to page 28 for a description of this adjustment.

Growth in Industrial CFOA

(In millions)	2005	2004	% change
Cash from GE’s operating activities as reported	$21,609	$15,204	42%
Less GECS dividends	7,816	3,105
Cash from GE’s operating activities excluding
dividends from GECS (Industrial CFOA)	$13,793	$12,099	14%

Restated GE Tax Rate, Excluding GECS Earnings

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
GE earnings from continuing operations before
income taxes, and accounting changes	$21,383	$18,599	$16,948
Less GECS earnings from continuing operations
before accounting changes	9,499	8,194	6,256
Total	$11,884	$10,405	$10,692
GE provision for income taxes	$2,750	$1,973	$2,857
GE effective tax rate, excluding GECS earnings	23.1%	19.0%	26.7%

(63)

We believe that meaningful analysis of our financial performance requires an understanding of the factors underlying that performance and our judgments about the likelihood that particular factors will repeat. In some cases, short-term patterns and long-term trends may be obscured by large factors or events. For example, events or trends in a particular segment may be so significant as to obscure patterns and trends of our industrial or financial services businesses in total. For this reason, we believe that investors may find it useful to see our 2005 revenue growth without the effect of acquisitions, dispositions, currency exchange rates, and the effects of the GECS commercial paper interest rate swap adjustment, and without the effects of the 2004 Olympics broadcasts and the May 2005 SFAS 133 correction which effects have no counterpart in 2005 and if included would overshadow trends in ongoing revenues. Similarly, we believe that investors would find it useful to compare our 2005 operating cash flow against our 2004 operating cash flow without the impact of GECS dividends.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

COMMERCIAL FINANCE

December 31	2005	2004	2003
Managed	1.31%	1.40%	1.38%
Off-book	0.76	0.90	1.27
On-book	1.53	1.58	1.41

CONSUMER FINANCE

December 31	2005	2004	2003
Managed	5.08%	4.85%	5.62%
Off-book	5.28	5.09	5.04
On-book	5.07	4.84	5.67

We believe that delinquency rates on managed financing receivables provide a useful perspective on our on and off-book portfolio quality and are key indicators of financial performance.

Average Total Shareowners’ Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2005	2004	2003	2002	2001
Average total shareowners’ equity(b) - as reported	$111,683	$95,656	$71,336	$59,174	$52,674
Less:
Cumulative effect of losses from
discontinued operations(c)	3,094	2,980	925	1,007	226
Average net investment in discontinued
operations(d)	4,620	-	-	-	-
Average total shareowners’ equity,
excluding effects of discontinued
operations(a) - as reported	$103,969	$92,676	$70,411	$58,167	$52,448

(64)

December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
Average total shareowners’ equity(b) - as restated	$111,706	$95,711	$71,342	$59,154	$52,678
Less:
Cumulative effect of losses from
discontinued operations(c)	3,094	2,980	925	1,007	226
Average net investment in discontinued
operations(d)	4,620	-	-	-	-
Average total shareowners’ equity,
excluding effects of discontinued
operations(a)- as restated	$103,992	$92,731	$70,417	$58,147	$52,452

(a)	Used for computing return on average shareowners’ equity and return on average total capital invested shown on pages 26 and 27.
(b)	On an annual basis, calculated using a five-point average.
(c)	Represented the average cumulative net earnings effects of discontinued operations from 2001 to 2005 (on an annual basis, calculated using a five-point average).
(d)	Represented the average net investment in discontinued operations for the second half of 2005 only-see below.

U.S. GAAP requires earnings of discontinued operations to be displayed separately in the Statement of Earnings. Accordingly, the numerators used in our calculations of returns on average shareowners’ equity and average total capital invested presented in Selected Financial Data on pages 26 and 27 exclude those earnings (losses). Further we believe it is appropriate to exclude from the denominators, specifically the average total shareowners’ equity component, the cumulative effect of those earnings (losses) since 2000 for each of the five years for which such returns are presented, as well as our average net investment in discontinued operations for the second half of 2005 only. Had we disposed of these operations before mid-2005, proceeds would have been applied to reduce parent-supported debt at GE Capital; however since parent-supported debt at GE Capital was retired in the first half of 2005, we have assumed that any proceeds after that time would have been distributed to shareowners by means of share repurchases, thus reducing average total shareowners’ equity.

Definitions indicating how the above-named ratios are calculated using average total shareowners’ equity, excluding effects of discontinued operations, can be found on page 27.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See pages 51 and 52.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors of General Electric Company

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (“GE”) as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of GE management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

(65)

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

In our opinion, the consolidated financial statements appearing on pages 67, 69, 70, 72 and 74-143 and the Summary of Operating Segments table on page 38 present fairly, in all material respects, the financial position of GE as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in note 1 to the consolidated financial statements, GE in 2004 and 2003 changed its method of accounting for variable interest entities and in 2003 changed its method of accounting for asset retirement obligations.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 68, 71 and 73 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2006, except as to the second, third and fourth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 19, 2007, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 10, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of January 19, 2007

(66)

Statement of Earnings

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2005 (Restated)	2004 (Restated)	2003 (Restated)
REVENUES
Sales of goods	$59,837	$55,005	$49,963
Sales of services	32,752	29,700	22,391
Other income (note 3)	1,683	1,064	602
GECS earnings from continuing operations
before accounting changes	-	-	-
GECS revenues from services (note 4)	55,430	48,712	39,930
GECS commercial paper interest rate swap adjustment (note 1)	540	518	535
Total revenues	150,242	134,999	113,421
COSTS AND EXPENSES (note 5)
Cost of goods sold	46,169	42,645	37,189
Cost of services sold	20,645	19,114	14,017
Interest and other financial charges	15,138	11,611	10,459
Investment contracts, insurance losses and
insurance annuity benefits	5,474	3,583	3,069
Provision for losses on financing receivables (note 14)	3,841	3,888	3,752
Other costs and expenses	35,271	33,096	26,480
Minority interest in net earnings of consolidated affiliates	986	728	308
Total costs and expenses	127,524	114,665	95,274
EARNINGS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND ACCOUNTING CHANGES	22,718	20,334	18,147
Provision for income taxes (note 8)	(4,085)	(3,708)	(4,056)
EARNINGS FROM CONTINUING OPERATIONS BEFORE
ACCOUNTING CHANGES	18,633	16,626	14,091
Earnings (loss) from discontinued operations, net of taxes (note 2)	(1,922)	534	2,057
EARNINGS BEFORE ACCOUNTING CHANGES	16,711	17,160	16,148
Cumulative effect of accounting changes (note 1)	-	-	(587)
NET EARNINGS	$16,711	$17,160	$15,561
Per-share amounts (note 9)
Per-share amounts-earnings from continuing
operations before accounting changes
Diluted earnings per share	$1.76	$1.59	$1.40
Basic earnings per share	1.76	1.60	1.41
Per-share amounts - earnings before accounting changes
Diluted earnings per share	1.57	1.64	1.60
Basic earnings per share	1.58	1.65	1.61
Per-share amounts - net earnings
Diluted earnings per share	1.57	1.64	1.54
Basic earnings per share	1.58	1.65	1.55
DIVIDENDS DECLARED PER SHARE	$0.91	$0.82	$0.77

The notes to consolidated finance statements are an integral part of this statement.

(67)

Statement of Earnings (continued)

	GE			GECS
For the years ended December 31 (In millions; per-share amounts in dollars)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005 (Restated)	2004 (Restated)	2003 (Restated)
REVENUES
Sales of goods	$57,378	$52,260	$47,767	$2,528	$2,840	$2,228
Sales of services	33,052	29,954	22,675	-	-	-
Other income (note 3)	1,764	1,076	645	-	-	-
GECS earnings from continuing operations
before accounting changes	9,499	8,194	6,256	-	-	-
GECS revenues from services (note 4)	-	-	-	56,769	50,054	40,750
GECS commercial paper interest rate swap
adjustment (note 1)	-	-	-	540	518	535
Total revenues	101,693	91,484	77,343	59,837	53,412	43,513
COSTS AND EXPENSES (note 5)
Cost of goods sold	43,870	39,999	35,102	2,369	2,741	2,119
Cost of services sold	20,945	19,368	14,301	-	-	-
Interest and other financial charges	1,432	979	941	14,259	11,076	9,896
Investment contracts, insurance losses
and insurance annuity benefits	-	-	-	5,674	3,800	3,069
Provision for losses on financing
receivables (note 14)	-	-	-	3,841	3,888	3,752
Other costs and expenses	13,279	12,001	9,870	22,658	21,788	17,095
Minority interest in net earnings of
consolidated affiliates	784	538	181	202	190	127
Total costs and expenses	80,310	72,885	60,395	49,003	43,483	36,058
EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME
TAXES AND ACCOUNTING CHANGES	21,383	18,599	16,948	10,834	9,929	7,455
Provision for income taxes (note 8)	(2,750)	(1,973)	(2,857)	(1,335)	(1,735)	(1,199)
EARNINGS FROM CONTINUING OPERATIONS
BEFORE ACCOUNTING CHANGES	18,633	16,626	14,091	9,499	8,194	6,256
Earnings (loss) from discontinued
operations, net of taxes (note 2)	(1,922)	534	2,057	(1,922)	534	2,057
EARNINGS BEFORE ACCOUNTING CHANGES	16,711	17,160	16,148	7,577	8,728	8,313
Cumulative effect of accounting changes (note 1)	-	-	(587)	-	-	(339)
NET EARNINGS	$16,711	$17,160	$15,561	$7,577	$8,728	$7,974

In the consolidating data on this page, “GE” means the basis of consolidation as described in note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the previous page.

(68)

Consolidated Statement of Changes in Shareowners’ Equity

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
CHANGES IN SHAREOWNERS’ EQUITY (note 23)
Balance at January 1	$110,908	$79,662	$63,979
Dividends and other transactions with shareowners	(13,249)	10,009	(5,520)
Changes other than transactions with shareowners
Increase attributable to net earnings	16,711	17,160	15,561
Investment securities - net	(437)	412	710
Currency translation adjustments - net	(4,318)	3,936	5,061
Cash flow hedges - net	(47)	150	32
Minimum pension liabilities - net	(217)	(421)	(161)
Total changes other than transactions with shareowners	11,692	21,237	21,203
Balance at December 31	$109,351	$110,908	$79,662

The notes to consolidated financial statements are an integral part of this statement.

(69)

Statement of Financial Position

	General Electric Company and consolidated affiliates
At December 31 (In millions, except share amounts)	2005 (Restated)	2004 (Restated)
ASSETS
Cash and equivalents	$9,011	$12,152
Investment securities (note 10)	53,144	56,923
Current receivables (note 11)	14,851	14,233
Inventories (note 12)	10,474	9,778
Financing receivables - net (notes 13 and 14)	287,639	282,699
Other GECS receivables	14,767	11,340
Property, plant and equipment - net (note 15)	67,528	63,103
Investment in GECS	-	-
Intangible assets - net (note 16)	81,726	78,456
All other assets (note 17)	87,425	89,667
Assets of discontinued operations (note 2)	46,756	132,266
Total assets	$673,321	$750,617
LIABILITIES AND EQUITY
Short-term borrowings (note 18)	$158,156	$157,195
Accounts payable, principally trade accounts	21,273	19,137
Progress collections and price adjustments accrued	4,456	3,937
Dividends payable	2,623	2,329
All other current costs and expenses accrued	18,419	17,539
Long-term borrowings (note 18)	212,281	207,871
Investment contracts, insurance liabilities and
insurance annuity benefits (note 19)	45,432	48,076
All other liabilities (note 20)	40,632	42,779
Deferred income taxes (note 21)	16,312	15,308
Liabilities of and minority interest in
discontinued operations (note 2)	36,332	112,935
Total liabilities	555,916	627,106
Minority interest in equity of consolidated affiliates (note 22)	8,054	12,603
Common stock (10,484,268,000 and 10,586,358,000
shares outstanding at year-end 2005 and 2004, respectively)	669	669
Accumulated gains (losses) - net
Investment securities	1,831	2,268
Currency translation adjustments	2,532	6,850
Cash flow hedges	(352)	(305)
Minimum pension liabilities	(874)	(657)
Other capital	25,227	24,265
Retained earnings	97,644	90,580
Less common stock held in treasury	(17,326)	(12,762)
Total shareowners’ equity (notes 23 and 24)	109,351	110,908
Total liabilities and equity	$673,321	$750,617

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 23, and was $3,137 million and $8,156 million at December 31, 2005 and 2004, respectively.

The notes to consolidated financial statements are an integral part of this statement.

(70)

Statement of Financial Position (continued)

	GE		GECS
At December 31 (In millions, except share amounts)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
ASSETS
Cash and equivalents	$2,015	$3,155	$7,316	$9,191
Investment securities (note 10)	461	413	52,706	56,539
Current receivables (note 11)	15,058	14,533	-	-
Inventories (note 12)	10,315	9,589	159	189
Financing receivables - net (notes 13 and 14)	-	-	287,639	282,699
Other GECS receivables	-	-	19,060	14,965
Property, plant and equipment - net (note 15)	16,504	16,756	51,024	46,347
Investment in GECS	50,812	54,379	-	-
Intangible assets - net (note 16)	57,839	54,720	23,887	23,736
All other assets (note 17)	36,752	38,123	52,037	52,682
Assets of discontinued operations (note 2)	-	-	46,756	132,266
Total assets	$189,756	$191,668	$540,584	$618,614
LIABILITIES AND EQUITY
Short-term borrowings (note 18)	$1,127	$3,409	$157,672	$154,292
Accounts payable, principally trade accounts	11,870	11,013	13,133	11,374
Progress collections and price adjustments accrued	4,456	3,937	-	-
Dividends payable	2,623	2,329	-	-
All other current costs and expenses accrued	18,436	17,569	-	-
Long-term borrowings (note 18)	9,081	7,625	204,397	201,209
Investment contracts, insurance liabilities
and insurance annuity benefits (note 19)	-	-	45,722	48,393
All other liabilities (note 20)	23,273	23,561	17,453	19,300
Deferred income taxes (note 21)	3,733	3,616	12,579	11,692
Liabilities of and minority interest in
discontinued operations (note 2)	-	-	36,568	113,073
Total liabilities	74,599	73,059	487,524	559,333
Minority interest in equity of consolidated affiliates (note 22)	5,806	7,701	2,248	4,902
Common stock (10,484,268,000 and 10,586,358,000 shares
outstanding at year-end 2005 and 2004, respectively)	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,831	2,268	1,754	2,345
Currency translation adjustments	2,532	6,850	2,287	5,104
Cash flow hedges	(352)	(305)	(343)	(436)
Minimum pension liabilities	(874)	(657)	(179)	(150)
Other capital	25,227	24,265	12,386	12,370
Retained earnings	97,644	90,580	34,906	35,145
Less common stock held in treasury	(17,326)	(12,762)	-	-
Total shareowners’ equity (notes 23 and 24)	109,351	110,908	50,812	54,379
Total liabilities and equity	$189,756	$191,668	$540,584	$618,614

In the consolidating data on this page, “GE” means the basis of consolidation as described in note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns.

(71)

Statement of Cash Flows

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2005 (Restated) (a)	2004 (Restated) (a)	2003 (Restated) (a)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$16,711	$17,160	$15,561
Loss (earnings) from discontinued operations	1,922	(534)	(2,057)
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	-	-	587
Depreciation and amortization of property, plant and equipment	8,538	8,349	6,864
Earnings before accounting changes retained by GECS	-	-	-
Deferred income taxes	(890)	50	1,417
Decrease (increase) in GE current receivables	(360)	(849)	534
Decrease (increase) in inventories	(578)	(468)	874
Increase in accounts payable	1,238	4,090	232
Increase (decrease) in GE progress collections	510	(464)	(2,268)
Increase (decrease) in insurance liabilities	1,034	1,959	(729)
Provision for losses on GECS financing receivables	3,841	3,888	3,752
All other operating activities	1,821	(2,699)	(2,927)
Cash from operating activities - continuing operations	33,787	30,482	21,840
Cash from operating activities - discontinued operations	3,854	6,002	7,389
CASH FROM OPERATING ACTIVITIES	37,641	36,484	29,229
Cash flows - investing activities
Additions to property, plant and equipment	(14,441)	(13,092)	(9,751)
Dispositions of property, plant and equipment	6,027	5,838	4,918
Net increase in GECS financing receivables	(16,954)	(15,280)	(4,687)
Payments for principal businesses purchased	(11,498)	(18,703)	(14,352)
All other investing activities	6,535	10,785	7,974
Cash used for investing activities - continuing operations	(30,331)	(30,452)	(15,898)
Cash used for investing activities - discontinued operations	(4,718)	(7,962)	(5,945)
CASH USED FOR INVESTING ACTIVITIES	(35,049)	(38,414)	(21,843)
Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,600)	(1,558)	(20,559)
Newly issued debt (maturities longer than 90 days)	66,523	58,538	67,719
Repayments and other reductions (maturities longer than 90 days)	(53,133)	(47,106)	(43,479)
Net dispositions (purchases) of GE shares for treasury	(4,844)	3,993	726
Dividends paid to shareowners	(9,352)	(8,278)	(7,643)
All other financing activities	(1,191)	(3,397)	286
Cash from (used for) financing activities - continuing operations	(6,597)	2,192	(2,950)
Cash from (used for) financing activities - discontinued operations	478	2,402	(682)
CASH FROM (USED FOR) FINANCING ACTIVITIES	(6,119)	4,594	(3,632)
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS DURING YEAR	(3,527)	2,664	3,754
Cash and equivalents at beginning of year	15,328	12,664	8,910
Cash and equivalents at end of year	11,801	15,328	12,664
Less cash and equivalents of discontinued operations at end of year	2,790	3,176	2,734
Cash and equivalents of continuing operations at end of year	$9,011	$12,152	$9,930
SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION
Cash paid during the year for interest	$(16,446)	$(11,907)	$(10,910)
Cash recovered (paid) during the year for income taxes	(3,254)	(1,339)	(1,539)

The notes to consolidated financial statements are an integral part of this statement.

(72)

Statement of Cash Flows (continued)

	GE			GECS
For the years ended December 31 (In millions)	2005 (Restated (a)	2004 (Restated) (a)	2003 (Restated) (a)	2005 (Restated) (a)	2004 (Restated) (a)	2003 (Restated) (a)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$16,711	$17,160	$15,561	$7,577	$8,728	$7,974
Loss (earnings) from discontinued operations	-	-	-	1,922	(534)	(2,057)
Adjustments to reconcile net earnings to cash
provided from operating activities
Cumulative effect of accounting changes	-	-	587	-	-	339
Depreciation and amortization of
property, plant and equipment	2,501	2,533	2,277	6,037	5,816	4,587
Earnings before accounting changes retained by GECS	239	(5,623)	(4,878)	-	-	-
Deferred income taxes	(287)	(175)	389	(603)	225	1,028
Decrease (increase) in GE current receivables	(266)	(908)	585	-	-	-
Decrease (increase) in inventories	(608)	(459)	909	30	(9)	(35)
Increase in accounts payable	983	1,888	676	596	2,927	96
Increase (decrease) in GE progress collections	510	(464)	(2,268)	-	-	-
Increase (decrease) in insurance liabilities	-	-	-	1,034	1,959	(729)
Provision for losses on GECS financing receivables	-	-	-	3,841	3,888	3,752
All other operating activities	1,826	1,252	(913)	476	(2,875)	(896)
Cash from operating activities - continuing operations	21,609	15,204	12,925	20,910	20,125	14,059
Cash from operating activities -discontinued operations	-	-	-	3,854	6,002	7,389
CASH FROM OPERATING ACTIVITIES	21,609	15,204	12,925	24,764	26,127	21,448
Cash flows - investing activities
Additions to property, plant and equipment	(2,812)	(2,427)	(2,158)	(11,629)	(10,665)	(7,593)
Dispositions of property, plant and equipment	-	-	-	6,027	5,838	4,918
Net increase in GECS financing receivables	-	-	-	(16,954)	(15,280)	(4,687)
Payments for principal businesses purchased	(4,331)	(4,815)	(3,870)	(7,167)	(13,888)	(10,482)
All other investing activities	702	632	236	4,644	8,386	6,103
Cash used for investing activities - continuing operations	(6,441)	(6,610)	(5,792)	(25,079)	(25,609)	(11,741)
Cash used for investing activities - discontinued operations	-	-	-	(4,718)	(7,962)	(5,945)
CASH USED FOR INVESTING ACTIVITIES	(6,441)	(6,610)	(5,792)	(29,797)	(33,571)	(17,686)
Cash flows - financing activities
Net increase (decrease) in borrowings
(maturities of 90 days or less)	(392)	(1,690)	(6,704)	(4,044)	33	(13,487)
Newly issued debt (maturities longer than 90 days)	1,704	434	7,356	65,054	58,143	60,113
Repayments and other reductions (maturities longer than 90 days)	(3,424)	(1,568)	(277)	(49,709)	(45,538)	(43,202)
Net dispositions (purchases) of GE shares for treasury	(4,844)	3,993	726	-	-	-
Dividends paid to shareowners	(9,352)	(8,278)	(7,643)	(7,816)	(3,105)	(3,435)
All other financing activities	-	-	-	(1,191)	(3,397)	286
Cash from (used for) financing activities - continuing operations	(16,308)	(7,109)	(6,542)	2,294	6,136	275
Cash from (used for) financing activities - discontinued operations	-	-	-	478	2,402	(682)
CASH FROM (USED FOR) FINANCING ACTIVITIES	(16,308)	(7,109)	(6,542)	2,772	8,538	(407)
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS DURING YEAR	(1,140)	1,485	591	(2,261)	1,094	3,355
Cash and equivalents at beginning of year	3,155	1,670	1,079	12,367	11,273	7,918
Cash and equivalents at end of year	2,015	3,155	1,670	10,106	12,367	11,273
Less cash and equivalents of discontinued operations at end of year	-	-	-	2,790	3,176	2,734
Cash and equivalents of continuing operations at end of year	$2,015	$3,155	$1,670	$7,316	$9,191	$8,539
SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION
Cash paid during the year for interest	$(928)	$(603)	$(248)	$(15,518)	$(11,304)	$(10,662)
Cash recovered (paid) during the year for income taxes	(1,829)	(2,261)	(2,685)	(1,425)	922	1,146

In the consolidating data on this page, “GE” means the basis of consolidation as described in note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns.

(a)	Certain individual lines items within cash from operating activities have been restated.

(73)

Note 1

Summary of Significant Accounting Policies (Restated)

2007 Restatement

On January 19, 2007, we amended General Electric Company’s (GE) Annual Report on Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003 and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries of GE, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. This adjustment affects disclosure in the following footnotes: 8, 9, 17, 18, 21, 23, 25, 26, 27 and 30.

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

After considering the staff’s view, management recommended to the Audit Committee of our Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GE should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

(74)

Effects of the restatement by line item follow:

For the years ended December 31(In millions; per share amounts in dollars)	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
GECS commercial paper interest
interest rate swap adjustment (a)	$-	$540	$-	$518	$-	$535
Interest and other financial charges	15,187	15,138	11,656	11,611	10,460	10,459
Earnings from continuing operations
before income taxes and
accounting changes	22,129	22,718	19,771	20,334	17,611	18,147
Provision for income taxes (note 8)	(3,854)	(4,085)	(3,486)	(3,708)	(3,845)	(4,056)
Earnings from continuing operations
before accounting changes	18,275	18,633	16,285	16,626	13,766	14,091
Earnings before accounting changes	16,353	16,711	16,819	17,160	15,823	16,148
Net earnings	16,353	16,711	16,819	17,160	15,236	15,561

(a)	Included in total revenues.

Per share amounts
Earnings from continuing operations
before accounting changes
Diluted earnings per share	$1.72	$1.76	$1.56	$1.59	$1.37	$1.40
Basic earnings per share	1.73	1.76	1.57	1.60	1.37	1.41
Earnings before accounting changes
Diluted earnings per share	$1.54	$1.57	$1.61	$1.64	$1.57	$1.60
Basic earnings per share	1.55	1.58	1.62	1.65	1.58	1.61
Net earnings
Diluted earnings per share	$1.54	$1.57	$1.61	$1.64	$1.51	$1.54
Basic earnings per share	1.55	1.58	1.62	1.65	1.52	1.55

GECS
GECS commercial paper interest
rate swap adjustment (a)	$-	$540	$-	$518	$-	$535
Interest and other financial charges	14,308	14,259	11,121	11,076	9,897	9,896
Earnings from continuing operations
before income taxes and accounting
changes	10,245	10,834	9,366	9,929	6,919	7,455
Provision for income taxes (note 8)	(1,104)	(1,335)	(1,513)	(1,735)	(988)	(1,199)
Earnings from continuing operations
before accounting changes	9,141	9,499	7,853	8,194	5,931	6,256
Earnings before accounting changes	7,219	7,577	8,387	8,728	7,988	8,313
Net earnings	7,219	7,577	8,387	8,728	7,649	7,974

(a)	Included in total revenues.

(75)

For the years ended December 31(In millions)	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Changes in
Shareowners’ Equity

Balance at January 1	$110,821	$110,908	$79,631	$79,662	$64,079	$63,979
Increase attributable to net earnings	16,353	16,711	16,819	17,160	15,236	15,561
Cash flow hedges - net	401	(47)	435	150	226	32
Balance at December 31	109,354	109,351	110,821	110,908	79,631	79,662

At ended December 31(In millions)	2005		2004
	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Consolidated
All other assets (note 17)	$87,446	$87,425	$89,557	$89,667
Total assets	673,342	673,321	750,507	750,617

Deferred income taxes (note 21)	16,330	16,312	15,285	15,308
Total liabilities	555,934	555,916	627,083	627,106

Cash flow hedges	(822)	(352)	(1,223)	(305)
Retained earnings	98,117	97,644	91,411	90,580
Total shareowners’ equity (note 23)	109,354	109,351	110,821	110,908
Total liabilities and equity	673,342	673,321	750,507	750,617

At December 31 (In millions)	2005		2004
	As previously reported	As restated	As previously reported	As restated

GECS
All other assets (note 17)	$52,058	$52,037	$52,572	$52,682
Total assets	540,605	540,584	618,504	618,614

Deferred income taxes (note 21)	12,597	12,579	11,669	11,692
Total liabilities	487,542	487,524	559,310	559,333

Cash flow hedges	(813)	(343)	(1,354)	(436)
Retained earnings	35,379	34,906	35,976	35,145
Total shareowner’s equity (note 23)	50,815	50,812	54,292	54,379
Total liabilities and equity	540,605	540,584	618,504	618,614

(76)

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions; per share amounts in dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Consolidated
GECS commercial paper interest
rate swap adjustment (a)	$-	$358	$-	$(239)	$-	$271	$-	$150
Interest and other financial charges	3,679	3,667	3,793	3,782	3,727	3,714	3,988	3,975
Earnings from continuing operations
before income taxes and
accounting changes	4,351	4,721	5,365	5,137	5,717	6,001	6,696	6,859
Provision for income taxes	(789)	(934)	(993)	(904)	(1,148)	(1,259)	(924)	(988)
Earnings from continuing operations
before accounting changes	3,562	3,787	4,372	4,233	4,569	4,742	5,772	5,871
Earnings before accounting changes	3,965	4,190	4,647	4,508	4,677	4,850	3,064	3,163
Net earnings	3,965	4,190	4,647	4,508	4,677	4,850	3,064	3,163

(a)	Included in total revenues.

Per share amounts
Earnings from continuing
operations before
accounting changes
Diluted earnings per share	$0.33	$0.36	$0.41	$0.40	$0.43	$0.45	$0.55	$0.56
Basic earnings per share	0.34	0.36	0.41	0.40	0.43	0.45	0.55	0.56

Earnings before accounting
changes
Diluted earnings per share	$0.37	$0.39	$0.44	$0.42	$0.44	$0.46	$0.29	$0.30
Basic earnings per share	0.37	0.40	0.44	0.43	0.44	0.46	0.29	0.30

Net earnings
Diluted earnings per share	$0.37	$0.39	$0.44	$0.42	$0.44	$0.46	$0.29	$0.30
Basic earnings per share	0.37	0.40	0.44	0.43	0.44	0.46	0.29	0.30

GECS
GECS commercial paper interest
rate swap adjustment (a)	$-	$358	$-	$(239)	$-	$271	$-	$150
Interest and other financial charges	3,422	3,410	3,610	3,599	3,520	3,507	3,756	3,743
Earnings from continuing operations
before income taxes and
accounting changes	2,075	2,445	2,234	2,006	3,057	3,341	2,879	3,042
Provision for income taxes	(210)	(355)	(210)	(121)	(480)	(591)	(204)	(268)
Earnings from continuing operations
before accounting changes	1,865	2,090	2,024	1,885	2,577	2,750	2,675	2,774
Earnings before accounting changes	2,268	2,493	2,299	2,160	2,685	2,858	(33)	66
Net earnings	2,268	2,493	2,299	2,160	2,685	2,858	(33)	66

(a)	Included in total revenues.

(77)

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Consolidated
GECS commercial paper interest
rate swap adjustment (a)	$-	$(233)	$-	$970	$-	$(381)	$-	$162
Interest and other financial charges	2,744	2,734	2,687	2,677	2,886	2,873	3,339	3,327
Earnings from continuing operations
before income taxes and
accounting changes	3,860	3,637	4,359	5,339	4,941	4,573	6,611	6,785
Provision for income taxes	(892)	(805)	(701)	(1,085)	(1,000)	(856)	(893)	(962)
Earnings from continuing operations
before accounting changes	2,968	2,832	3,658	4,254	3,941	3,717	5,718	5,823
Earnings before accounting changes	3,366	3,230	3,751	4,347	4,071	3,847	5,631	5,736
Net earnings	3,366	3,230	3,751	4,347	4,071	3,847	5,631	5,736

(a)	Included in total revenues.

Per share amounts
Earnings from continuing
operations before accounting
changes
Diluted earnings per share	$0.29	$0.28	$0.35	$0.41	$0.37	$0.35	$0.54	$0.55
Basic earnings per share	0.29	0.28	0.35	0.41	0.37	0.35	0.54	0.55

Earnings before accounting
changes
Diluted earnings per share	$0.33	$0.32	$0.36	$0.42	$0.38	$0.36	$0.53	$0.54
Basic earnings per share	0.33	0.32	0.36	0.42	0.39	0.36	0.53	0.54

Net earnings
Diluted earnings per share	$0.33	$0.32	$0.36	$0.42	$0.38	$0.36	$0.53	$0.54
Basic earnings per share	0.33	0.32	0.36	0.42	0.39	0.36	0.53	0.54

GECS
GECS commercial paper interest
rate swap adjustment (a)	$-	$(233)	$-	$970	$-	$(381)	$-	$162
Interest and other financial charges	2,605	2,595	2,755	2,745	2,646	2,633	3,115	3,103
Earnings from continuing operations
before income taxes and
accounting changes	1,998	1,775	1,676	2,656	2,673	2,305	3,019	3,193
Provision for income taxes	(426)	(339)	(245)	(629)	(550)	(406)	(292)	(361)
Earnings from continuing operations
before accounting changes	1,572	1,436	1,431	2,027	2,123	1,899	2,727	2,832
Earnings before accounting changes	1,971	1,834	1,523	2,120	2,253	2,029	2,640	2,745
Net earnings	1,971	1,834	1,523	2,120	2,253	2,029	2,640	2,745

(a)	Included in total revenues.
(78)

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Consolidated
All other assets	$87,507	$87,494	$86,629	$86,546	$84,088	$84,173	$87,446	$87,425
Total assets	752,223	752,210	740,362	740,279	662,672	662,757	673,342	673,321

Deferred income taxes	15,216	15,198	16,091	16,044	15,503	15,523	16,330	16,312
Total liabilities	626,784	626,766	617,252	617,205	540,315	540,335	555,934	555,916

Cash flow hedges	(594)	17	(1,025)	(316)	(941)	(304)	(822)	(352)
Retained earnings	93,035	92,429	95,343	94,598	97,685	97,113	98,117	97,644
Total shareowners’ equity	112,872	112,877	112,384	112,348	112,981	113,046	109,354	109,351
Total liabilities and equity	752,223	752,210	740,362	740,279	662,672	662,757	673,342	673,321

GECS
All other assets	$50,756	$50,743	$52,753	$52,670	$49,874	$49,959	$52,058	$52,037
Total assets	619,346	619,333	611,868	611,785	533,447	533,532	540,605	540,584

Deferred income taxes	11,290	11,272	12,070	12,023	11,466	11,486	12,597	12,579
Total liabilities	558,169	558,151	551,273	551,226	475,875	475,895	487,542	487,524

Cash flow hedges	(895)	(284)	(997)	(288)	(939)	(302)	(813)	(343)
Retained earnings	38,020	37,414	38,704	37,959	37,716	37,144	35,379	34,906
Total shareowner’s equity	56,333	56,338	55,713	55,677	53,876	53,941	50,815	50,812
Total liabilities and equity	619,346	619,333	611,868	611,785	533,447	533,532	540,605	540,584

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)(unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Consolidated
All other assets	$72,836	$72,920	$82,012	$82,055	$84,626	$84,643	$89,557	$89,667
Total assets	662,692	662,776	697,607	697,650	704,988	705,005	750,507	750,617

Deferred income taxes	12,561	12,563	16,181	16,181	16,645	16,630	15,285	15,308
Total liabilities	568,908	568,910	585,622	585,622	590,234	590,219	627,083	627,106

Cash flow hedges	(1,655)	(265)	(1,082)	(327)	(940)	28	(1,223)	(305)
Retained earnings	84,530	83,222	86,164	85,452	88,124	87,188	91,411	90,580
Total shareowners’ equity	87,071	87,153	98,614	98,657	102,146	102,178	110,821	110,908
Total liabilities and equity	662,692	662,776	697,607	697,650	704,988	705,005	750,507	750,617

GECS
All other assets	$43,724	$43,808	$45,397	$45,440	$47,660	$47,677	$52,572	$52,682
Total assets	567,208	567,292	569,412	569,455	577,794	577,811	618,504	618,614

Deferred income taxes	10,837	10,839	11,176	11,176	11,830	11,815	11,669	11,692
Total liabilities	512,548	512,550	517,808	517,808	523,513	523,498	559,310	559,333

Cash flow hedges	(1,609)	(219)	(1,028)	(273)	(1,281)	(313)	(1,354)	(436)
Retained earnings	32,285	30,977	32,345	31,633	34,377	33,441	35,976	35,145
Total shareowner’s equity	49,056	49,138	46,227	46,270	49,359	49,391	54,292	54,379
Total liabilities and equity	567,208	567,292	569,412	569,455	577,794	577,811	618,504	618,614

(79)

Accounting principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

Our financial statements consolidate all of our affiliates-companies that we control and in which we hold a majority voting interest. Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “All other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Because of new accounting requirements that became effective in 2004 and 2003, we consolidated certain non-affiliates, including certain special purpose entities (SPEs) and investments previously considered associated companies, in each of those years.

Financial statement presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Financial data and related measurements are presented in the following categories:

•	GE This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

•
GECS This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Insurance Solutions Corporation (GE Insurance Solutions), the parent of Employers Reinsurance Corporation. GE Capital and its respective affiliates are consolidated in the accompanying GECS columns and constitute its business.

In 2005, most of GE Insurance Solutions was classified as part of our discontinued insurance operations. See note 2.

•	CONSOLIDATED This represents the adding together of GE and GECS.

•
OPERATING SEGMENTS These comprise our six businesses focused on the broad markets they serve: Infrastructure, Industrial, Healthcare, NBC Universal, Commercial Finance and Consumer Finance. For segment reporting purposes, certain GECS businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the Infrastructure segment, and Equipment Services reported in the Industrial segment.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.

(80)

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners’ equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

Effects of transactions between related companies are eliminated. Transactions between GE and GECS are immaterial and consist primarily of GECS services for material procurement and trade receivables management, buildings and equipment leased by GE from GECS, information technology (IT) and other services sold to GECS by GE, aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others, medical equipment manufactured by GE that is leased by GECS to others, and various investments and loans.

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of goods and services

We record sales of goods when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, we record sales only upon formal customer acceptance.

Consumer lighting products, home videos and computer hardware and software products are often sold with a right of return. Accumulated experience is used to estimate and provide for such returns when we record the sale.

Sales of goods in the Industrial businesses typically do not include multiple product and/or services elements. In contrast, sales of goods in the Infrastructure and Healthcare businesses sometimes include multiple components and sometimes include services such as installation. In such contracts, amounts assigned to each component are based on that component’s objectively determined fair value, such as the sales price for the component when it is sold separately or competitor prices for similar components. Sales are recognized individually for delivered components only if they have value to the customer on a standalone basis and the undelivered components have objectively determined fair values and are not essential to the functionality of the delivered components. When undelivered components are inconsequential or perfunctory and not essential to the functionality of the delivered components (like certain training commitments), we recognize sales on the total contract and make a provision for the cost of the incomplete components.

We record sales of product services, certain power generation equipment, military aircraft engines, Healthcare IT projects and water treatment equipment in accordance with their respective contracts. For long-term product services agreements, we use estimated contract profit rates to record sales as work is performed. For other contracts, we use estimated contract profit rates to record sales as major components are completed and delivered to customers. Estimates are subject to revisions. Revisions that affect an agreement’s total estimated profitability result in an immediate adjustment of earnings. We provide for any loss when that loss is probable.

We expense costs to acquire or originate sales agreements as incurred.

(81)

NBC Universal, Inc. (NBC Universal) records broadcast and cable television advertising sales when advertisements are aired, net of provision for any viewer shortfalls (make goods). We record sales from theatrical distribution of films as the films are exhibited; sales of home videos, net of a return provision, when the videos are shipped and available for sale by retailers; fees from cable and satellite operators when services are provided; and licensing of film and television programming when we make the material available for airing.

GECS revenues from services (earned income)

We use the interest method to recognize income on all loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as conditions warrant. We resume accruing interest on nonearning, non-restructured commercial loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonearning consumer loans when the customer’s account is less than 90 days past due.

We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease and are based primarily on independent appraisals, which are updated periodically. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, results of future remarketing, and future component part and scrap metal prices, discounted at an appropriate rate.

We recognize operating lease income on a straight-line basis over the terms of underlying leases.

Fees include commitment fees related to loans that we do not expect to fund and line-of-credit fees. We record these fees in earned income on a straight-line basis over the period to which they relate. We record syndication fees in earned income at the time related services are performed, unless significant contingencies exist.

See the Investment securities and GECS investment contracts, insurance liabilities and insurance annuity benefits sections of this note for a description of accounting policies for these activities.

Depreciation and amortization

The cost of GE manufacturing plant and equipment is depreciated over its estimated economic life. U.S. assets are depreciated using an accelerated method based on a sum-of-the-years digits formula; non-U.S. assets are depreciated on a straight-line basis.

The cost of GECS equipment leased to others on operating leases is amortized on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See note 15.

(82)

NBC Universal film and television costs

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

Losses on financing receivables

Our allowance for losses on financing receivables represents our best estimate of probable losses inherent in the portfolio. Our method of calculating estimated losses depends on the size, type and risk characteristics of the related receivables. Write-offs are deducted from the allowance for losses and subsequent recoveries are added. Impaired financing receivables are written down to the extent that we judge principal to be uncollectible.

Our portfolio consists entirely of homogenous consumer loans and of commercial loans and leases. The underlying assumptions, estimates and assessments we use to provide for losses are continually updated to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

Our consumer loan portfolio consists of smaller balance, homogenous loans including card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors.

During 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We write off unsecured closed-end installment loans at 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down loans secured by collateral other than real estate to the fair value of the collateral, less costs to sell, when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. Unsecured loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

(83)

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely survey our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial, as well as rating agency reports, on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives- for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in All other assets in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively for impairment based upon various statistical analyses considering historical losses and aging.

Sales of stock by affiliates

We record gains or losses on sales by an affiliate of its own shares as revenue unless realization of gains is not reasonably assured, in which case we record the results in shareowners’ equity.

Cash and equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

(84)

Investment securities

We report investments in debt and marketable equity securities, and equity securities in our insurance portfolio, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. For investment securities designated as trading, unrealized gains and losses are recognized currently in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for substantially all of GE’s U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. GECS inventories consist of finished products held for sale, and cost is determined on a FIFO basis.

Intangible assets

We do not amortize goodwill, but test it annually for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method.

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

GECS investment contracts, insurance liabilities and insurance annuity benefits

Certain SPEs, which we consolidate, provide guaranteed investment contracts to states, municipalities and municipal authorities.

Our insurance activities also include providing insurance and reinsurance for life and health risks and providing certain annuity products. Three product groups are provided: traditional insurance contracts, investment contracts and universal life insurance contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks. Universal life insurance contracts are a particular type of long-duration insurance contract whose terms are not fixed and guaranteed.

(85)

For short-duration insurance contracts, including accident and health insurance, we report premiums as earned income over the terms of the related agreements, generally on a pro-rata basis. For traditional long-duration insurance contracts including term, whole life and annuities payable for the life of the annuitant, we report premiums as earned income when due.

Premiums received on investment contracts (including annuities without significant mortality risk) and universal life contracts are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

Liabilities for traditional long-duration insurance contracts represent the present value of such benefits less the present value of future net premiums based on mortality, morbidity, interest and other assumptions at the time the policies were issued or acquired. Liabilities for investment contracts and universal life policies equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date.

Liabilities for unpaid claims and claims adjustment expenses represent our best estimate of the ultimate obligations for reported and incurred-but-not-reported claims and the related estimated claim settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted through current operations.

Accounting changes

On July 1, 2003, we adopted FIN 46, Consolidation of Variable Interest Entities, and, on January 1, 2004, the related subsequent amendment (FIN 46R). Consequently, in 2003 we recorded a $372 million ($0.04 per share) after-tax charge related to the first-time consolidation of certain SPEs, reported in the caption “Cumulative effect of accounting changes.” There was no earnings effect arising from our adoption of FIN 46R. Additional information about entities consolidated under these rules is provided in note 28.

Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations, became effective for us on January 1, 2003. Under SFAS 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs and the fair value of the liability can be reasonably estimated. This amount is accounted for like an additional element of cost, and, like other cost elements, is depreciated over the corresponding asset’s useful life. On January 1, 2003, we recorded a one-time, non-cash transition charge of $330 million ($215 million after tax, or $0.02 per share), which is reported in the caption “Cumulative effect of accounting changes.” SFAS 143 primarily affects our accounting for costs associated with the future retirement of facilities used for storage and production of nuclear fuel and, with our acquisition of Amersham plc (Amersham) in April 2004, radio-pharmaceuticals and special radio-labeled chemicals.

(86)

In 2002, we adopted on a prospective basis the stock option expense provisions of SFAS 123, Accounting for Stock-Based Compensation. A comparison of reported and pro-forma net earnings, including effects of expensing stock options, follows.

(In millions; per-share amounts in dollars)	2005 (Restated)	2004 (Restated)	2003 (Restated)
Net earnings, as reported	$16,711	$17,160	$15,561
Earnings per share, as reported
Diluted	1.57	1.64	1.54
Basic	1.58	1.65	1.55
Stock option expense included in net earnings	106	93	81
Total stock option expense(a)	191	245	315
PRO-FORMA EFFECTS
Net earnings, on pro-forma basis	16,626	17,008	15,327
Earnings per share, on pro-forma basis
Diluted	1.57	1.63	1.52
Basic	1.57	1.64	1.53

Other stock-based compensation expense recognized in earnings was $87 million, $95 million and $75 million in 2005, 2004 and 2003, respectively.
(a)	As if we had applied SFAS 123 to expense stock options in all periods. Included amounts we actually recognized in earnings.

Note 2

Discontinued Operations

Planned sale of GE Insurance Solutions

On November 18, 2005, Swiss Reinsurance Company (Swiss Re) agreed to buy the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions for $8.5 billion, including the assumption of $1.7 billion of debt. Of the consideration other than assumed debt, 55%, or $3.7 billion, will consist of some combination of cash and mandatory convertible instruments and 45%, or $3.1 billion, of newly issued Swiss Re common stock that will be restricted from sale for 360 days. The common stock position is expected to represent about a 12% ownership position in Swiss Re. Operating results through closing will be controlled by us and be for our benefit, we will be subject to certain restrictions with respect to conducting the businesses being sold, and we and Swiss Re will mutually indemnify each other. Effective at closing, all claims liabilities will be the responsibility of Swiss Re.

We presently expect this transaction to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

Sale of Genworth

In May 2004, we completed the initial public offering of Genworth Financial Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. During 2005, we reduced our ownership in Genworth to 18% through further sales of stock in three secondary public offerings. Our remaining available-for-sale investment in Genworth common stock is included in assets of discontinued operations, and results of future sales will be reported in discontinued operations.

(87)

Discontinued operations

At December 31, 2005, most of GE Insurance Solutions and Genworth were classified as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for discontinued operations is set forth below. Gain (loss) on disposal included actual (Genworth) and estimated (GE Insurance Solutions) effects of these sales.

	Total			Genworth			GE Insurance Solutions
(In millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
DISCONTINUED OPERATIONS
BEFORE DISPOSAL
Revenues from services	$15,359	$18,773	$21,755	$7,908	$10,148	$11,790	$7,451	$8,625	$9,965
Earnings (loss) from discontinued
operations before minority interest
and income taxes	$(1,748)	$1,479	$2,682	$1,388	$1,546	$2,039	$(3,136)	$(67)	$643
Minority interest	394	200	2	394	200	2	-	-	-
Earnings (loss) from discontinued
operations before income taxes	(2,142)	1,279	2,680	994	1,346	2,037	(3,136)	(67)	643
Income tax benefit (expense)	602	(409)	(623)	(618)	(566)	(640)	1,220	157	17
Earnings (loss) from discontinued
operations before disposal,
net of taxes	$(1,540)	$870	$2,057	$376	$780	$1,397	$(1,916)	$90	$660
DISPOSAL
Gain (loss) on disposal before income taxes	$629	$(570)	$-	$932	$(570)	$-	$(303)	$-	$-
Income tax benefit (expense)	(1,011)	234	-	(380)	234	-	(631)	-	-
Gain (loss) on disposal, net of taxes	$(382)	$(336)	$-	$552	$(336)	$-	$(934)	$-	$-
EARNINGS (LOSS) FROM
DISCONTINUED OPERATIONS,
NET OF TAXES	$(1,922)	$534	$2,057	$928	$444	$1,397	$(2,850)	$90	$660

	Total		Genworth		GE Insurance Solutions
December 31 (In millions)	2005	2004	2005	2004	2005	2004
Cash and equivalents	$2,790	$3,176	$-	$1,407	$2,790	$1,769
Investment securities	26,637	78,613	2,981	54,064	23,656	24,549
Other GECS receivables	13,480	25,140	-	11,684	13,480	13,456
Other	3,849	25,337	-	20,642	3,849	4,695
Assets of discontinued operations	46,756	132,266	2,981	87,797	43,775	44,469
ELIMINATIONS	-	-	-	-	-	-
Total	$46,756	$132,266	$2,981	$87,797	$43,775	$44,469
Investment contracts, insurance liabilities
and insurance annuity benefits	$31,043	$92,509	$-	$61,857	$31,043	$30,652
Other	5,525	16,784	-	11,437	5,525	5,347
Minority interest	-	3,780	-	3,780	-	-
Liabilities of and minority interest
in discontinued operations	36,568	113,073	-	77,074	36,568	35,999
ELIMINATIONS	(236)	(138)	-	-	(236)	(138)
Total	$36,332	$112,935	$-	$77,074	$36,332	$35,861
Accumulated gains (losses)-net
Investment securities	$532	$869	$465	$707	$67	$162
Currency translation adjustments	(48)	591	-	332	(48)	259
Cash flow hedges	-	189	-	191	-	(2)
Total accumulated nonowner changes
other than earnings	$484	$1,649	$465	$1,230	$19	$419

(88)

Note 3

GE Other Income

(In millions)	2005	2004	2003
Sales of business interests	$630	$464	$110
Associated companies	256	191	118
Licensing and royalty income	227	145	135
Marketable securities and bank deposits	96	92	75
Other items	555	184	207
Total	$1,764	$1,076	$645

Note 4

GECS Revenues from Services

(In millions)	2005	2004	2003
Interest on loans	$20,096	$17,314	$15,448
Operating lease rentals	11,582	10,744	7,199
Investment income	4,278	2,801	1,628
Fees	4,180	3,254	2,494
Financing leases	3,990	4,160	4,206
Premiums earned by insurance activities	2,951	2,428	3,432
Other income	9,692	9,353	6,343
Total(a)	$56,769	$50,054	$40,750

(a)
Included $1,295 million, $962 million and $867 million from consolidated, liquidating securitization entities in 2005, 2004 and 2003, respectively. Of these amounts, $634 million in 2005 related to Australian Financial Investments Group (AFIG), a December 2004 acquisition.

Note 5

Supplemental Cost Information

Total expenditures for research and development were $3,425 million, $3,091 million and $2,656 million in 2005, 2004 and 2003, respectively. The portion we funded was $2,741 million in 2005, $2,443 million in 2004 and $2,103 million in 2003.

Rental expense under operating leases is shown below.

(In millions)	2005	2004	2003
GE	$939	$874	$733
GECS	994	931	827

(89)

At December 31, 2005, minimum rental commitments under noncancelable operating leases aggregated $2,779 million and $4,039 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)	2006	2007	2008	2009	2010
GE	$596	$499	$408	$330	$285
GECS	778	679	582	521	388

GE’s selling, general and administrative expenses totaled $13,279 million in 2005, $12,001 million in 2004 and $9,870 million in 2003.

Note 6

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate.

PRINCIPAL RETIREE BENEFIT PLANS provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Eligible retirees share in the cost of healthcare benefits. Effective January 1, 2005, we amended our principal retiree benefit plans to provide that, upon retirement of salaried employees who commenced service after that date, such retirees will pay in full for their participation in the GE retiree health benefit plans. These plans cover approximately 240,000 retirees and dependents.

The effect on operations of principal retiree benefit plans follows.

COST OF PRINCIPAL RETIREE BENEFIT PLANS

(In millions)	2005	2004	2003
Expected return on plan assets	$(138)	$(149)	$(159)
Service cost for benefits earned	243	210	307
Interest cost on benefit obligation	507	518	535
Prior service cost	326	298	191
Net actuarial loss recognized	70	60	127
Retiree benefit plans cost	$1,008	$937	$1,001

ACTUARIAL ASSUMPTIONS. The discount rates at December 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for principal retiree benefit plans follow.

ACTUARIAL ASSUMPTIONS

December 31	2005	2004	2003	2002
Discount rate(a)	5.25%	5.75%	6.00%	6.75%
Compensation increases	5.00	5.00	5.00	5.00
Expected return on assets	8.50	8.50	8.50	8.50
Initial healthcare trend rate(b)	10.00	10.30	10.50	13.00

(a)	Weighted average discount rates of 5.90% and 6.40% were used for determination of costs in 2004 and 2003, respectively.
(b)	For 2005, gradually declining to 5% for 2015 and thereafter.

(90)

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

FUNDING POLICY. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $700 million in 2006 to fund such benefits. We fund retiree life insurance benefits at our discretion.

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION (APBO)

(In millions)	2005	2004
Balance at January 1	$9,250	$9,701
Service cost for benefits earned	243	210
Interest cost on benefit obligation	507	518
Participant contributions	41	37
Actuarial gain	(55)	(509)
Benefits paid	(856)	(797)
Other	(46)	90
Balance at December 31(a)	$9,084	$9,250

(a)	The APBO for the retiree health plans was $6,713 million and $6,979 million at year-end 2005 and 2004, respectively.

Increasing or decreasing the healthcare cost trend rates by one percentage point would have had an insignificant effect on the December 31, 2005, accumulated postretirement benefit obligation and the annual cost of retiree health plans. Our principal retiree benefit plans are collectively bargained and have provisions that limit our per capita costs.

Changes in the fair value of assets for retiree benefit plans follow.

FAIR VALUE OF ASSETS

(In millions)	2005	2004
Balance at January 1	$1,652	$1,626
Actual gain on plan assets	107	160
Employer contributions	675	626
Participant contributions	41	37
Benefits paid	(856)	(797)
Balance at December 31	$1,619	$1,652

Plan assets are held in trust, as follows:

(91)

PLAN ASSET ALLOCATION

	2005		2004
December 31	Target allocation	Actual allocation	Actual allocation
U.S. equity securities	35-55%	51%	53%
Non-U.S. equity securities	15-25	19	18
Debt securities	15-30	20	19
Real estate	1-10	2	1
Other	1-18	8	9
Total		100%	100%

Plan fiduciaries set investment policies and strategies for the trust. Long-term strategic investment objectives include preserving the funded status of the trust and balancing risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must be invested in securities rated A1/P1 or better, other than 15% of short-term holdings which may be rated A2/P2. GE common stock represented 6.1% and 6.2% of trust assets at year-end 2005 and 2004, respectively, and is subject to a statutory limit when it reaches 10% of total trust assets.

Our recorded assets and liabilities for retiree benefit plans are as follows:

RETIREE BENEFIT ASSET (LIABILITY)

December 31 (In millions)	2005	2004
Funded status(a)	$(7,465)	$(7,598)
Unrecognized prior service cost	2,409	2,747
Unrecognized net actuarial loss	902	1,004
Net liability recognized	$(4,154)	$(3,847)
Amounts recorded in the Statement
of Financial Position:
Retiree life plans prepaid asset (liability)	$(19)	$38
Retiree health plans liability	(4,135)	(3,885)
Net liability recognized	$(4,154)	$(3,847)

(a)	Fair value of assets less APBO, as shown in the preceding tables.

Estimated future benefit payments are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS

(In millions)	2006	2007	2008	2009	2010	2011- 2015
	$825	$875	$825	$800	$750	$3,300

(92)

Note 7

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

OTHER PENSION PLANS in 2005 included 33 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans provide benefits to employees based on formulas recognizing length of service and earnings.

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

PENSION PLAN PARTICIPANTS

December 31, 2005 (In thousands)	Total	Principal pension plans	Other pension plans
Active employees	188	143	45
Vested former employees	210	173	37
Retirees and beneficiaries	230	207	23
Total	628	523	105

(93)

COST OF PENSION PLANS

	Total			Principal pension plans			Other pension plans
(In millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Expected return on
plan assets	$(4,242)	$(4,256)	$(4,243)	$(3,885)	$(3,958)	$(4,072)	$(357)	$(298)	$(171)
Service cost for
benefits earned	1,618	1,436	1,374	1,359	1,178	1,213	259	258	161
Interest cost on
benefit obligation	2,609	2,511	2,385	2,248	2,199	2,180	361	312	205
Prior service cost	262	316	252	256	311	248	6	5	4
Net actuarial loss
(gain) recognized	480	242	(548)	351	146	(609)	129	96	61
Total cost (income)	$727	$249	$(780)	$329	$(124)	$(1,040)	$398	$373	$260

ACTUARIAL ASSUMPTIONS are described below. The discount rates at December 31 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

ACTUARIAL ASSUMPTIONS

	Principal pension plans				Other pension plans (weighted average)
December 31	2005	2004	2003	2002	2005	2004	2003	2002
Discount rate	5.50%	5.75%	6.00%	6.75%	4.74%	5.28%	5.53%	5.88%
Compensation increases	5.00	5.00	5.00	5.00	4.20	4.03	3.87	3.92
Expected return on assets	8.50	8.50	8.50	8.50	7.47	7.67	7.56	7.66

FUNDING POLICY for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We have not made contributions to the GE Pension Plan since 1987. We will not make any contributions to the GE Pension Plan in 2006; any GE contribution to that plan would require payment of excise taxes and would not be deductible for income tax purposes. In 2006, we expect to pay approximately $120 million for the GE Supplementary Pension Plan benefit payments and administrative expenses for our principal pension plans ($106 million in 2005), and expect to contribute approximately $385 million to other pension plans ($366 million in 2005).

BENEFIT OBLIGATIONS are described in the following table. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

(94)

PROJECTED BENEFIT OBLIGATION

	Principal pension plans		Other pension plans
(In millions)	2005	2004	2005	2004
Balance at January 1	$39,969	$37,827	$7,122	$4,761
Service cost for benefits earned	1,359	1,178	259	258
Interest cost on benefit obligations	2,248	2,199	361	312
Participant contributions	174	163	36	31
Plan amendments	-	-	3	15
Actuarial loss(a)	1,988	969	909	363
Benefits paid	(2,407)	(2,367)	(256)	(226)
Acquired plans	-	-	54	1,170
Exchange rate adjustments and other	-	-	(391)	438
Balance at December 31(b)	$43,331	$39,969	$8,097	$7,122

(a)	Principally associated with discount rate changes.
(b)	The PBO for the GE Supplementary Pension Plan was $3,534 million and $3,266 million at year-end 2005 and 2004, respectively.

ABO balances for our pension plans follow.

ACCUMULATED BENEFIT OBLIGATION

December 31 (In millions)	2005	2004
GE Pension Plan	$38,044	$35,296
GE Supplementary Pension Plan	2,178	1,916
Other pension plans	7,194	6,320

Following is information about our pension plans in which the accumulated benefit obligation exceeds the fair value of plan assets.

PLANS WITH ASSETS LESS THAN ABO

December 31 (In millions)	2005	2004
Funded plans with assets less than ABO:
Plan assets	$4,737	$3,943
Accumulated benefit obligations	6,096	5,075
Projected benefit obligations	6,967	5,825
Unfunded plans covered by book reserves:(a)
Accrued pension liability	3,323	2,880
Accumulated benefit obligations	2,859	2,564
Projected benefit obligations	4,235	3,931

(a)	Primarily related to the GE Supplementary Pension Plan.

Pension plan assets are described below.

(95)

FAIR VALUE OF ASSETS

	Principal pension plans		Other pension plans
(In millions)	2005	2004	2005	2004
Balance at January 1	$46,665	$43,879	$4,602	$2,989
Actual gain on plan assets	4,558	4,888	670	294
Employer contributions	106	102	365	364
Participant contributions	174	163	36	31
Benefits paid	(2,407)	(2,367)	(256)	(226)
Acquired plans	-	-	29	868
Exchange rate adjustments and other	-	-	(233)	282
Balance at December 31	$49,096	$46,665	$5,213	$4,602

Our pension plan assets are held in trust, as follows:

PLAN ASSET ALLOCATION

	Principal pension plans
	2005		2004
December 31	Target allocation	Actual allocation	Actual allocation
U.S. equity securities	30-45%	42%	44%
Non-U.S. equity securities	15-25	21	19
Debt securities	15-30	18	19
Real estate	4-10	6	6
Private equities	5-11	7	6
Other	1-12	6	6
Total		100%	100%

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

GE Pension Trust assets are invested subject to the following additional guidelines:

•	Short-term securities must be rated A1/P1 or better, other than 15% of short-term holdings which may be rated A2/P2,

•	Real estate may not exceed 25% of total assets (6% of trust assets at December 31, 2005),

•	Investments in securities not freely tradable may not exceed 20% of total assets (12% of trust assets at December 31, 2005), and

•	GE stock is limited by statute when it reaches 10% of total trust assets (6.4% and 7.0% at the end of 2005 and 2004, respectively).

(96)

	Other pension plans (weighted average)
	2005		2004
December 31	Target allocation	Actual allocation	Actual allocation
Equity securities	63%	65%	65%
Debt securities	30	28	27
Real estate	3	3	3
Other	4	4	5
Total		100%	100%

Our recorded assets and liabilities for pension plans are as follows:

PREPAID PENSION ASSET (LIABILITY)

	Principal pension plans		Other pension plans
December 31 (In millions)	2005	2004	2005	2004
Funded status(a)	$5,765	$6,696	$(2,884)	$(2,520)
Unrecognized prior
service cost	1,004	1,260	37	40
Unrecognized net
actuarial loss	8,445	7,481	2,046	1,658
Net amount recognized	$15,214	$15,437	$(801)	$(822)
Amounts recorded in the
Statement of Financial
Position:
Prepaid pension asset	$17,853	$17,629	$114	$153
Accrued pension
obligation(b)	(2,639)	(2,192)	(2,197)	(1,993)
Intangible assets	-	-	54	57
Accumulated other
comprehensive
income	-	-	1,228	961
Net amount recognized	$15,214	$15,437	$(801)	$(822)

(a)	Fair value of assets less PBO, as shown in the preceding tables.
(b)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

Estimated future benefit payments for our pension plans are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS

(In millions)	2006	2007	2008	2009	2010	2011- 2015
Principal pension plans	$2,400	$2,450	$2,500	$2,500	$2,550	$14,000
Other pension plans	250	275	275	300	300	1,650

(97)

Note 8

Provision for Income Taxes (Restated)

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
GE
Current tax expense	$3,037	$2,148	$2,468
Deferred tax expense (benefit)
from temporary differences	(287)	(175)	389
	2,750	1,973	2,857
GECS
Current tax expense	1,938	1,510	171
Deferred tax expense (benefit)
from temporary differences	(603)	225	1,028
	1,335	1,735	1,199
CONSOLIDATED
Current tax expense	4,975	3,658	2,639
Deferred tax expense (benefit)
from temporary differences	(890)	50	1,417
Total	$4,085	$3,708	$4,056

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of $2,527 million, $587 million and $1,314 million in 2005, 2004 and 2003, respectively, and amounts applicable to non-U.S. jurisdictions of $2,241 million, $2,577 million and $1,276 million in 2005, 2004 and 2003, respectively. Consolidated deferred taxes related to U.S. federal income taxes were benefits of $137 million and $27 million in 2005 and 2004, respectively, compared with an expense of $818 million in 2003.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings. See note 21 for details.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2005, were approximately $36 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

(98)

The American Jobs Creation Act of 2004 (the Act) allowed U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25% rate of tax rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment of those earnings, were met. Available U.S. foreign tax credits related to the repatriation are reduced under provisions of the Act. During the fourth quarter of 2005, we reached a final decision concerning repatriation. Because the vast majority of our non-U.S. earnings have been permanently reinvested in active business operations, we repatriated only $1.2 billion of non-U.S. earnings. Because a U.S. tax provision at normal tax rates had been provided on the majority of this amount, the result was a reduction of the GE and consolidated tax rates of approximately 0.5 percentage points.

Consolidated U.S. earnings from continuing operations before income taxes and accounting changes were $10,941 million in 2005, $9,633 million in 2004 and $10,058 million in 2003. The corresponding amounts for non-U.S.-based operations were $11,777 million in 2005, $10,701 million in 2004 and $8,089 million in 2003.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE (RESTATED)

	Consolidated			GE			GECS
	2005	2004	2003	2005	2004	2003	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate
resulting from:
Inclusion of after-tax earnings
of GECS in before-tax
earnings of GE	-	-	-	(15.5)	(15.4)	(12.9)	-	-	-
Tax-exempt income	(0.2)	(0.3)	(0.5)	-	-	-	(0.5)	(0.5)	(1.1)
Tax on global activities
including exports	(15.5)	(12.3)	(9.6)	(5.8)	(5.8)	(4.7)	(21.0)	(14.4)	(12.5)
IRS settlements of Lockheed
Martin tax-free exchange/
Puerto Rico subsidiary loss	-	(3.4)	-	-	(3.7)	-	-	-	-
All other-net	(1.3)	(0.8)	(2.5)	(0.8)	0.5	(0.5)	(1.2)	(2.6)	(5.3)
	(17.0)	(16.8)	(12.6)	(22.1)	(24.4)	(18.1)	(22.7)	(17.5)	(18.9)
Actual income tax rate	18.0%	18.2%	22.4%	12.9%	10.6%	16.9%	12.3%	17.5%	16.1%

(99)

Note 9

Earnings Per Share Information (Restated)

	2005 (Restated)		2004 (Restated)		2003 (Restated)
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
CONSOLIDATED
Earnings from continuing operations before
accounting changes for per-share calculation(a)	$18,634	$18,633	$16,627	$16,626	$14,092	$14,091
Earnings (loss) from discontinued
operations for per-share calculation(b)	(1,933)	(1,922)	532	534	2,057	2,057
Earnings before accounting changes
for per-share calculation	16,701	16,711	17,159	17,160	16,149	16,148
Cumulative effect of accounting changes	-	-	-	-	(587)	(587)
Net earnings available for per-share calculation	$16,701	$16,711	$17,159	$17,160	$15,562	$15,561
AVERAGE EQUIVALENT SHARES
Shares of GE common stock outstanding	10,570	10,570	10,400	10,400	10,019	10,019
Employee compensation-related shares,
including stock options	41	-	45	-	56	-
Total average equivalent shares	10,611	10,570	10,445	10,400	10,075	10,019
PER-SHARE AMOUNTS
Earnings from continuing operations
before accounting changes	$1.76	$1.76	$1.59	$1.60	$1.40	$1.41
Earnings (loss) from discontinued operations	(0.18)	(0.18)	0.05	0.05	0.20	0.21
Earnings before accounting changes	1.57	1.58	1.64	1.65	1.60	1.61
Cumulative effect of accounting changes	-	-	-	-	(0.06)	(0.06)
Net earnings per share	$1.57	$1.58	$1.64	$1.65	$1.54	$1.55

(a)	Included dividend equivalents of approximately $1 million in each of the three years ended December 31, 2005.
(b)	Included dilutive effects of subsidiary-issued stock-based awards of approximately $11 million in 2005 and $2 million in 2004.

Note 10

Investment Securities

	Estimated fair value
December 31 (In millions)	2005	2004
Available-for-sale securities	$45,002	$48,577
GECS trading securities	8,142	8,346
Total	$53,144	$56,923

(100)

AVAILABLE-FOR-SALE SECURITIES

	2005					2004
December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value		Amortized cost	Gross unrealized Gains	Gross unrealized losses	Estimated fair value
GE
Debt-U.S. corporate	$307	$2	$-	$309		$350	$-	$-	$350
Equity	26	131	(5)	152		58	8	(3)	63
GE available-for-sale securities	333	133	(5)	461		408	8	(3)	413
GECS
Debt:
U.S. corporate	20,578	1,317	(339)	21,556		22,703	1,596	(362)	23,937
State and municipal	810	47	(2)	855		802	63	-	865
Mortgage-backed(a)	5,677	44	(56)	5,665		5,983	78	(25)	6,036
Asset-backed	8,434	205	(19)	8,620		7,610	251	(46)	7,815
Corporate-non-U.S.	4,796	404	(11)	5,189		5,309	405	(7)	5,707
Government-non-U.S.	694	92	-	786		1,423	100	-	1,523
U.S. government and
federal agency	803	61	(5)	859		759	59	(1)	817
Equity	838	229	(33)	1,034		1,194	314	(15)	1,493
GECS available-for-sale
securities	42,630	2,399	(465)	44,564	(b)	45,783	2,866	(456)	48,193	(b)
ELIMINATIONS	(17)	(6)	-	(23)		(17)	(12)	-	(29)
Total	$42,946	$2,526	$(470)	$45,002		$46,174	$2,862	$(459)	$48,577
(a)	Substantially collateralized by U.S. residential mortgages.
(b)	Included $16 million in 2005 and $684 million in 2004 of debt securities related to consolidated, liquidating securitization entities. See note 28.

(101)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
2005
Debt:
U.S. corporate	$3,640	$(131)	$2,584	$(208)
State and municipal	77	(2)	-	-
Mortgage-backed	1,859	(22)	1,190	(34)
Asset-backed	1,495	(10)	383	(9)
Corporate-non-U.S.	286	(9)	73	(2)
U.S. government and
federal agency	297	(5)	-	-
Equity	84	(25)	38	(13)
Total	$7,738	$(204)	$4,268	$(266)
2004
Debt:
U.S. corporate	$3,198	$(88)	$1,346	$(274)
Mortgage-backed	2,465	(19)	197	(6)
Asset-backed	1,586	(15)	429	(31)
Corporate-non-U.S.	2,512	(2)	168	(5)
U.S. government and
federal agency	116	(1)	-	-
Equity	148	(14)	49	(4)
Total	$10,025	$(139)	$2,189	$(320)

Securities in an unrealized loss position for 12 months or more at December 31, 2005 and 2004, included investment securities collateralized by commercial aircraft, primarily Enhanced Equipment Trust Certificates, with unrealized losses of $96 million and $259 million, respectively, and estimated fair values of $1,207 million and $810 million, respectively. We review all of our investment securities routinely for other than temporary impairment as described in note 1. In accordance with that policy, we have provided for all amounts that we did not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values. For our securities collateralized by commercial aircraft, that review included our best estimates of the securities’ cash flows and underlying collateral values, and assessment of whether the borrower was in compliance with terms and conditions. We believe that these securities, which are current on all payment terms, were trading at a discount to market value since the respective stated interest rates on the securities were below what was perceived as a market rate based on the ongoing negative market reaction to difficulties in the commercial airline industry. We do not anticipate changes in the timing and amount of estimated cash flows and we expect full recovery of our amortized cost. Should our cash flow expectation prove to be incorrect, the current appraised market values of associated collateral exceeded both the market value and the amortized cost of our related securities at December 31, 2005.

We presently intend to hold our investment securities in an unrealized loss position at December 31, 2005, at least until we can recover their respective amortized cost. We have the ability to hold our debt securities until their maturities.

(102)

CONTRACTUAL MATURITIES OF GECS INVESTMENT IN AVAILABLE-FOR-SALE DEBT SECURITIES (EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value
Due in
2006	$2,447	$2,444
2007-2010	4,603	4,601
2011-2015	4,786	4,874
2016 and later	15,845	17,326

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2005	2004	2003
GE
Gains	$6	$15	$3
Losses, including impairments	(5)	-	(38)
Net	1	15	(35)
GECS
Gains	514	413	522
Losses, including impairments	(133)	(209)	(317)
Net	381	204	205
Total	$382	$219	$170

Proceeds from available-for-sale investment securities sales amounted to $14,100 million, $12,000 million and $12,400 million in 2005, 2004 and 2003, respectively.

GECS TRADING SECURITIES

Gains and losses on trading securities are for the benefit of certain non-U.S. insurance contractholders. In 2005 and 2004, we recognized net pre-tax gains on such securities of $862 million and $284 million, respectively, and recognized corresponding insurance losses of $860 million and $280 million, respectively, reflecting the contractholders participation in the actual returns generated by these investments.

(103)

Note 11

GE Current Receivables

December 31 (In millions)	2005	2004
Infrastructure	$6,827	$5,861
Industrial	2,255	2,230
Healthcare	2,947	2,862
NBC Universal	3,633	4,067
Corporate items and eliminations	154	251
	15,816	15,271
Less allowance for losses	(758)	(738)
Total	$15,058	$14,533

Receivables balances at December 31, 2005 and 2004, before allowance for losses, included $10,250 million and $10,182 million, respectively, from sales of goods and services to customers, and $246 million at both December 31, 2005 and 2004, from transactions with associated companies.

Current receivables of $563 million and $435 million at December 31, 2005 and 2004, respectively, arose from sales, principally of aircraft engine goods and services on open account to various agencies of the U.S. government, our largest single customer. About 4% of our sales of goods and services were to the U.S. government in 2005, 2004 and 2003.

Note 12

Inventories

December 31 (In millions)	2005	2004
GE
Raw materials and work in process	$5,527	$5,042
Finished goods	5,152	4,806
Unbilled shipments	333	402
	11,012	10,250
Less revaluation to LIFO	(697)	(661)
	10,315	9,589
GECS
Finished goods	159	189
Total	$10,474	$9,778

As of December 31, 2005, we were obligated to acquire certain raw materials at market prices through the year 2027 under various take-or-pay or similar arrangements. Annual minimum commitments under these arrangements are insignificant.

(104)

Note 13

GECS Financing Receivables (investments in loans and financing leases)

December 31 (In millions)	2005	2004
Loans, net of deferred income	$227,923	$220,593
Investment in financing leases, net of deferred income	64,309	67,754
	292,232	288,347
Less allowance for losses (note 14)	(4,593)	(5,648)
Financing receivables - net	$287,639	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

December 31 (In millions)	2005	2004
Loans, net of deferred income	$15,868	$20,728
Investment in financing leases, net of deferred income	769	2,125
	16,637	22,853
Less allowance for losses	(22)	(5)
Financing receivables - net	$16,615	$22,848

Details of financing receivables-net follow.

December 31 (In millions)	2005	2004
COMMERCIAL FINANCE
Equipment and leasing	$70,851	$64,540
Commercial and industrial	41,402	39,481
Real estate	19,555	20,470
	131,808	124,491
CONSUMER FINANCE
Non-U.S. residential mortgages	46,205	42,201
Non-U.S. installment and revolving credit	31,849	33,889
Non-U.S. auto	22,803	23,517
U.S. installment and revolving credit	21,963	21,385
Other	7,286	6,771
	130,106	127,763
INFRASTRUCTURE(a)	19,124	20,991
OTHER(b)	11,194	15,102
	292,232	288,347
Less allowance for losses	(4,593)	(5,648)
Total	$287,639	$282,699

(a)
Included loans and financing leases of $11,192 million and $13,562 million at December 31, 2005 and 2004, respectively, related to commercial aircraft at Aviation Financial Services and loans and financing leases of $5,419 million and $4,659 million at December 31, 2005 and 2004, respectively, related to Energy Financial Services.

(b)	Included loans and financing leases of $10,160 million and $13,759 million at December 31, 2005 and 2004, respectively, related to certain consolidated, liquidating securitization entities.

(105)

GECS financing receivables include both loans and financing leases. Loans represent transactions in a variety of forms, including revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes loans carried at the principal amount on which finance charges are billed periodically, and loans carried at gross book value, which includes finance charges.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, commercial real estate and other manufacturing, power generation, and commercial equipment and facilities.

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

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases (a)		Leveraged leases (b)
December 31 (In millions)	2005	2004	2005	2004	2005	2004
Total minimum lease payments receivable	$86,436	$91,840	$60,594	$63,733	$25,842	$28,107
Less principal and interest on third-party
nonrecourse debt	(19,061)	(20,992)	-	-	(19,061)	(20,992)
Net rentals receivable	67,375	70,848	60,594	63,733	6,781	7,115
Estimated unguaranteed residual value
of leased assets	9,379	10,323	6,260	6,898	3,119	3,425
Less deferred income	(12,445)	(13,417)	(9,305)	(9,966)	(3,140)	(3,451)
Investment in financing leases, net of
deferred income	64,309	67,754	57,549	60,665	6,760	7,089
Less amounts to arrive at net investment
Allowance for losses	(525)	(1,090)	(380)	(903)	(145)	(187)
Deferred taxes	(8,037)	(9,767)	(3,495)	(5,099)	(4,542)	(4,668)
Net investment in financing leases	$55,747	$56,897	$53,674	$54,663	$2,073	$2,234

(a)	Included $475 million and $489 million of initial direct costs on direct financing leases at December 31, 2005 and 2004, respectively.
(b)
Included pre-tax income of $248 million and $340 million and income tax of $96 million and $131 million during 2005 and 2004, respectively. Net investment credits recognized during 2005 and 2004 were inconsequential.

(106)

CONTRACTUAL MATURITIES

(In millions)	Total loans	Net rentals receivable
Due in
2006	$74,232	$17,812
2007	30,610	14,320
2008	23,696	10,756
2009	13,812	7,261
2010	14,306	4,164
2011 and later	71,267	13,062
Total	$227,923	$67,375

We expect actual maturities to differ from contractual maturities.

Individually “impaired” loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2005	2004
Loans requiring allowance for losses	$1,479	$1,689
Loans expected to be fully recoverable	451	520
	$1,930	$2,209
Allowance for losses	$627	$749
Average investment during year	2,118	2,403
Interest income earned while impaired(a)	46	26

(a)	Recognized principally on cash basis.

(107)

Note 14

GECS Allowance for Losses on Financing Receivables

(In millions)	2005	2004	2003
BALANCE AT JANUARY 1
Commercial Finance	$1,562	$1,952	$2,407
Consumer Finance	3,473	3,984	2,782
Infrastructure	583	293	258
Other	30	27	53
	5,648	6,256	5,500
PROVISION CHARGED TO OPERATIONS
Commercial Finance	293	327	874
Consumer Finance	3,337	3,219	2,808
Infrastructure	210	325	28
Other	1	17	42
	3,841	3,888	3,752
OTHER ADDITIONS (REDUCTIONS)	(487)	(74)	679
GROSS WRITE-OFFS
Commercial Finance	(892)	(928)	(1,312)
Consumer Finance(a)	(4,447)	(4,423)	(3,114)
Infrastructure	(572)	(27)	(24)
Other	(48)	(74)	(73)
	(5,959)	(5,452)	(4,523)
RECOVERIES
Commercial Finance	180	161	124
Consumer Finance	1,359	846	710
Infrastructure	-	2	2
Other	11	21	12
	1,550	1,030	848
BALANCE AT DECEMBER 31
Commercial Finance	1,110	1,562	1,952
Consumer Finance	3,234	3,473	3,984
Infrastructure	220	583	293
Other	29	30	27
Total	$4,593	$5,648	$6,256

(a)	Included $889 million in 2004 related to the standardization of our write-off policy.

See note 13 for amounts related to consolidated, liquidating securitization entities.

(108)

SELECTED FINANCING RECEIVABLES RATIOS

December 31	2005	2004
ALLOWANCE FOR LOSSES ON FINANCING
RECEIVABLES AS A PERCENTAGE OF
TOTAL FINANCING RECEIVABLES
Commercial Finance	0.84%	1.25%
Consumer Finance	2.49	2.72
Infrastructure	1.15	2.78
Other	0.26	0.20
Total	1.57	1.96
NONEARNING AND REDUCED EARNING
FINANCING RECEIVABLES AS A PERCENTAGE
OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.0%	1.1%
Consumer Finance	2.1	2.0
Infrastructure	0.1	0.8
Other	0.7	1.2
Total	1.4	1.5

(109)

Note 15

Property, Plant and Equipment

December 31 (Dollars in millions)	Estimated useful lives- new (years)		2005	2004
ORIGINAL COST
GE
Land and improvements	8	(a)	$1,366	$1,562
Buildings, structures and related equipment	8-40		10,044	9,617
Machinery and equipment	4-20		25,811	25,026
Leasehold costs and manufacturing plant under construction	1-10		2,157	2,942
			39,378	39,147
GECS(b)
Buildings and equipment	2-40		5,547	5,684
Equipment leased to others
Aircraft	20		32,941	26,837
Vehicles	1-14		23,208	23,056
Railroad rolling stock	3-30		3,327	3,390
Mobile and modular space	12-18		2,889	2,965
Construction and manufacturing	5-25		1,609	1,772
All other	2-33		2,834	3,021
			72,355	66,725
Total			$111,733	$105,872
NET CARRYING VALUE
GE
Land and improvements			$1,269	$1,464
Buildings, structures and related equipment			4,823	4,405
Machinery and equipment			8,525	8,206
Leasehold costs and manufacturing plant under construction			1,887	2,681
			16,504	16,756
GECS(b)
Buildings and equipment			3,116	3,295
Equipment leased to others
Aircraft(c)			27,116	21,991
Vehicles			14,064	14,062
Railroad rolling stock			2,188	2,193
Mobile and modular space			1,496	1,636
Construction and manufacturing			1,088	1,157
All other			1,956	2,013
			51,024	46,347
Total			$67,528	$63,103

(a)	Estimated useful lives exclude land.
(b)	Included $1,935 million and $2,243 million of original cost of assets leased to GE with accumulated amortization of $298 million and $377 million at December 31, 2005 and 2004, respectively.
(c)
The Aviation Financial Services business of Infrastructure recognized impairment losses of $295 million in 2005 and $148 million in 2004 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

(110)

Amortization of GECS equipment leased to others was $5,642 million, $5,365 million and $4,224 million in 2005, 2004 and 2003, respectively. Noncancelable future rentals due from customers for equipment on operating leases at December 31, 2005, are due as follows:

(In millions)
Due in
2006	$7,615
2007	6,099
2008	4,743
2009	3,375
2010	2,642
2011 and later	7,840
Total	$32,314

Note 16

Intangible Assets

December 31 (In millions)	2005	2004
GE
Goodwill	$48,274	$45,775
Intangible assets subject to amortization	7,478	6,911
Indefinite-lived intangible assets(a)	2,087	2,034
	57,839	54,720
GECS
Goodwill	21,337	21,590
Intangible assets subject to amortization	2,550	2,146
	23,887	23,736
Total	$81,726	$78,456

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances, net of accumulated amortization, follow.

	2005				2004
(In millions)	Balance January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance December 31	Balance January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other		Balance December 31
Infrastructure	$9,759	$770	$(363)	$10,166	$9,355	$212	$192		$9,759
Industrial	7,674	1,236	(208)	8,702	5,885	666	1,123	(a)	7,674
Healthcare	13,259	226	(81)	13,404	4,766	8,422	71		13,259
NBC Universal	16,672	946	(84)	17,534	6,730	9,944	(2)		16,672
Commercial Finance	10,141	766	(286)	10,621	9,145	929	67		10,141
Consumer Finance	9,860	(24)	(652)	9,184	8,163	1,275	422		9,860
Total	$67,365	$3,920	$(1,674)	$69,611	$44,044	$21,448	$1,873		$67,365

(a)	Included $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

(111)

The amount of goodwill related to new acquisitions recorded during 2005 was $3,705 million, the largest of which were Edwards Systems Technology ($996 million) by Industrial, Ionics, Inc. ($681 million) by Infrastructure, Antares Capital Corp. ($407 million) by Commercial Finance, an additional interest in MSNBC ($402 million) and the previously outstanding minority interest in Vivendi Universal Entertainment LLLP (VUE) ($329 million) by NBC Universal.

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2005 was $215 million, primarily associated with the 2004 acquisition of Amersham by Healthcare and the combination of NBC and VUE.

The amount of goodwill related to new acquisitions during 2004 was $20,948 million, the largest of which were the combination of NBC and VUE and the acquisition of Amersham by Healthcare, both discussed on the following page, and InVision Technologies, Inc. ($618 million) by Industrial.

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

(112)

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net
GE
2005
Patents, licenses and trademarks	$4,814	$(1,134)	$3,680
Capitalized software	4,109	(2,261)	1,848
All other	2,172	(222)	1,950
Total	$11,095	$(3,617)	$7,478
2004
Patents, licenses and trademarks	$4,736	$(757)	$3,979
Capitalized software	3,763	(1,869)	1,894
All other	1,171	(133)	1,038
Total	$9,670	$(2,759)	$6,911
GECS
2005
Patents, licenses and trademarks	$497	$(272)	$225
Capitalized software	1,478	(799)	679
All other	2,661	(1,015)	1,646
Total	$4,636	$(2,086)	$2,550
2004
Patents, licenses and trademarks	$438	$(226)	$212
Capitalized software	1,268	(672)	596
All other	2,226	(888)	1,338
Total	$3,932	$(1,786)	$2,146

Consolidated amortization expense related to intangible assets subject to amortization was $1,413 million and $1,375 million for 2005 and 2004, respectively.

SIGNIFICANT ACQUISITIONS AND COMBINATIONS

In April 2004, we acquired all of the outstanding common shares of Amersham, a world leader in medical diagnostics and life sciences. The total purchase price of $11,279 million included 341.7 million shares of GE common stock valued at $10,674 million, cash of $150 million and assumed debt of $455 million. Final allocation of the purchase price assigned $8,452 million to goodwill, $2,704 million to identified intangible assets that are being amortized over periods ranging from five to 25 years, $158 million to acquired inventories and $99 million to acquired in-process research and development projects charged to operations in the second quarter of 2004.

(113)

In May 2004, we completed the combination of NBC with VUE and certain related assets to create one of the world’s leading media companies, NBC Universal, Inc. (NBC Universal). Twenty percent of NBC Universal’s shares were issued to a subsidiary of Vivendi Universal (VU) as partial consideration for VU’s interest in VUE and the related assets. NBC’s acquired interest in VUE and the related assets were valued at $14,429 million, for which we exchanged the NBC Universal shares, paid cash to certain VUE interest holders of $3,650 million and assumed debt of $2,498 million. In March 2004, we had issued 119.4 million shares of our common stock for net cash proceeds of $3,765 million, and we used most of those proceeds to fund the $3,650 million we paid in this transaction. The final allocation of our acquired interest assigned $10,156 million to goodwill, $1,503 million to indefinite-lived intangibles and $307 million to identified intangible assets that are being amortized over periods ranging from two to 20 years. As a result of issuing the NBC Universal shares, we essentially disposed of 20% of NBC, and therefore recorded an increase in shareowners’ equity of $2,153 million, net of taxes of $1,439 million. IAC/InteractiveCorp (IAC), the holder of 5.44% of the VUE common interests, did not participate in the transaction and remained a minority interest holder of VUE at December 31, 2004. IAC also owned two series of VUE preferred interests at that date-$758 million of mandatorily redeemable Preferred A interests that we recorded as a liability and $1,582 million of cumulative redeemable Preferred B interests that we included in minority interest. As of the same date and in approximately the same amounts, VUE held U.S. Treasury securities as an economic hedge of the redemption of the Preferred A interests; and NBC Universal held IAC securities that could be used to redeem the Preferred B interests. We also agreed to provide VU any excess value in the IAC securities. The combined position provided an effective hedge of the disposition of those shares.

In June 2005, NBC Universal, VU and IAC jointly agreed to unwind various interrelated financial interests pertaining to the IAC investments described above. As part of that agreement, NBC Universal fully settled its obligations in connection with both the Preferred A and B interests in exchange for the U.S. Treasury securities, the IAC securities and $200 million cash. NBC Universal recognized a $318 million pre-tax gain on the final fair value adjustments to its various affected financial instruments as of the transaction date ($127 million, net of taxes and minority interest of $133 million and $58 million, respectively); and recorded an increase in shareowners’ equity of $108 million on the fair value exchange, net of taxes and minority interest of $82 million and $32 million, respectively. Also as part of that agreement, NBC Universal acquired IAC’s 5.44% common interest in VUE for cash of $800 million, including $160 million funded by VU, and other consideration of $115 million. The preliminary allocation of its acquired interest assigned $329 million to goodwill and $31 million to intangible assets. VU’s right to monetize its ownership interest over time at fair value was amended to begin in 2007.

(114)

Note 17

All Other Assets (Restated)

December 31 (In millions)	2005 (Restated)	2004 (Restated)
GE
Investments
Associated companies	$1,824	$1,830
Other(a)(b)	1,089	3,974
	2,913	5,804
Prepaid pension asset - principal plans	17,853	17,629
Contract costs and estimated earnings	4,664	4,089
Film and television costs	3,828	3,441
Long-term receivables, including notes	2,790	2,821
Derivative instruments	247	628
Other	4,457	3,711
	36,752	38,123
GECS
Investments
Associated companies	13,481	10,644
Real estate(c)	16,467	19,163
Assets held for sale(d)	8,574	6,501
Cost method(e)	2,280	2,392
Other	3,072	3,876
	43,874	42,576
Deferred acquisition costs	1,541	1,619
Derivative instruments	1,601	3,162
Advances to suppliers	1,762	1,754
Other	3,259	3,571
	52,037	52,682
ELIMINATIONS	(1,364)	(1,138)
Total(f)	$87,425	$89,667

(a)
The fair value of and unrealized loss on cost method investments in a continuous loss position in 2005 were insignificant. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months in 2004 were $373 million and $34 million, respectively. Also included available-for-sale securities of $1,200 million in 2004, of which the unrealized loss on those in a continuous loss position for less than 12 months in 2004 was $111 million.

(b)	2004 amounts included investments associated with the VUE settlement in 2005. See note 16 for further information.
(c)
GECS investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2005: office buildings (52%), apartment buildings (20%), retail facilities (7%), industrial properties (6%), parking facilities (5%), franchise properties (3%) and other (7%). At December 31, 2005, investments were located in Europe (46%), North America (35%) and Asia (19%).

(d)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of real estate properties and mortgage and credit card receivables, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell.

(e)
The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months in 2005 were $100 million and $31 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more in 2005 were $22 million and $9 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months in 2004 were $56 million and $25 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more in 2004 were $55 million and $42 million, respectively.

(f)	Included $1,235 million in 2005 and $2,384 million in 2004 related to consolidated, liquidating securitization entities. See note 28.

(115)

Note 18

Borrowings (Restated)

SHORT-TERM BORROWINGS

	2005		2004
December 31 (Dollars in millions)	Amount	Average rate(a)	Amount	Average rate(a)
GE
Commercial paper
U.S.	$497	4.40%	$-	-%
Non-U.S.	1	2.85	131	2.52
Payable to banks	358	3.99	407	2.95
Current portion of long-term debt	129	4.84	2,563	2.17
Other	142		308
	1,127		3,409
GECS
Commercial paper
U.S.
Unsecured	67,643	4.30	62,195	2.24
Asset-backed(b)	9,267	4.21	13,842	2.17
Non-U.S.	20,456	3.47	20,835	2.97
Current portion of long-term debt(c)(d)	41,792	4.05	37,530	4.11
Other	18,514		19,890
	157,672		154,292
ELIMINATIONS	(643)		(506)
Total	$158,156		$157,195

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 28.
(c)	Included short-term borrowings by consolidated, liquidating securitization entities of $697 million and $756 million at December 31, 2005 and 2004, respectively. See note 28.
(d)	Included $250 million of subordinated notes guaranteed by GE at December 31, 2005.

(116)

LONG-TERM BORROWINGS

December 31 (Dollars in millions)	2005 Average rate(a)	Maturities	2005	2004
GE
Senior notes	4.88%	2008-2013	$6,486	$4,984
Industrial development/ pollution control bonds	3.83	2011-2027	299	307
Payable to banks, principally U.S.	4.99	2007-2023	1,912	1,927
Other(b)			384	407
			9,081	7,625
GECS
Senior notes
Unsecured	4.45	2007-2055	180,546	174,893
Asset-backed(c)	4.66	2007-2035	6,845	10,939
Extendible notes(d)	4.38	2007-2009	14,022	14,258
Subordinated notes(e)	6.00	2009-2037	2,984	1,119
			204,397	201,209
ELIMINATIONS			(1,197)	(963)
Total			$212,281	$207,871

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.
(c)	Asset-backed senior notes were all issued by consolidated, liquidating securitization entities. See note 28.
(d)	Included obligations of consolidated, liquidating securitization entities in the amount of $38 million and $267 million at December 31, 2005 and 2004, respectively. See note 28.
(e)	Included $750 million and $1,000 million of subordinated notes guaranteed by GE at December 31, 2005 and 2004, respectively.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 27.

LIQUIDITY is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2006		2007		2008	2009	2010
GE	$129		$1,733		$1,574	$48	$18
GECS	41,598	(a)	41,381	(b)	42,385	26,928	18,549

(a)
Floating rate extendible notes of $297 million are due in 2006, but are extendible at the option of the investors to a final maturity in 2008. Fixed and floating rate notes of $1,059 million contain put options with exercise dates in 2006, but have final maturity dates in 2007 ($250 million), 2008 ($350 million) and beyond 2010 ($459 million).

(b)	Floating rate extendible notes of $14,022 million are due in 2007, of which $2,000 million are extendible at the option of the investors to a final maturity in 2009.

(117)

Committed credit lines totaling $57.2 billion had been extended to us by 75 banks at year-end 2005. Included in this amount was $47.7 billion provided directly to GECS and $9.5 billion provided by 19 banks to GE, to which GECS also has access. The GECS lines include $27.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $29.8 billion are 364-day lines of which $29.7 billion contain a term-out feature that allows GE or GECS to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

INTEREST RATE AND CURRENCY RISK is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives. The following table shows GECS borrowing positions considering the effects of swaps of currencies and interest rates.

GECS EFFECTIVE BORROWINGS (INCLUDING SWAPS) (Restated)

	2005 (Restated)		2004 (Restated)
December 31 (Dollars in millions)	Amount	Average rate	Amount
Short-term(a)	$115,880	3.99%	$116,762
Long-term (including current portion)
Fixed rate	$145,428	4.51%	$134,259
Floating rate	100,761	4.29	104,480
Total long-term	$246,189		$238,739

(a)	Included commercial paper and other short-term debt.

At December 31, 2005, interest rate swap maturities ranged from 2006 to 2041.

The following table provides additional information about derivatives designated as hedges of borrowings in accordance with SFAS 133.

DERIVATIVE FAIR VALUES BY ACTIVITY/INSTRUMENT (Restated)

December 31 (In millions)	2005 (Restated)	2004 (Restated)
Cash flow hedges	$726	$254
Fair value hedges	(39)	1,864
Total	$687	$2,118
Interest rate swaps	$(423)	$(76)
Currency swaps	1,110	2,194
Total	$687	$2,118

At December 31, 2005, approximately 82% of our interest rate swaps related to borrowings were exempt from ongoing tests of their effectiveness as hedges. We regularly assess the effectiveness of all other hedge positions using a variety of techniques, including cumulative dollar offset and regression analysis depending on which method was selected at inception of the respective hedge. See note 27.

(118)

Note 19

GECS Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

December 31 (In millions)	2005	2004
Investment contracts	$16,039	$18,268
Guaranteed investment contracts of SPEs	11,685	11,648
Total investment contracts	27,724	29,916
Life insurance benefits(a)	15,538	15,398
Unpaid claims and claims adjustment expenses	1,690	1,729
Unearned premiums	430	405
Universal life benefits	340	945
Total	$45,722	$48,393

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2005 and 2004.

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $183 million, $223 million and $434 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 20

All Other Liabilities

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, accrued participation and residuals, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $13,832 million and $12,502 million for year-end 2005 and 2004, respectively. These amounts include post-retirement benefits, international and supplemental pension benefits, and other compensation and benefit accruals such as deferred incentive compensation.

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

(119)

Note 21

Deferred Income Taxes (Restated)

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2005 (Restated)	2004 (Restated)
ASSETS
GE	$9,928	$9,464
GECS	6,335	6,739
	16,263	16,203
LIABILITIES
GE	13,661	13,080
GECS	18,914	18,431
	32,575	31,511
Net deferred income tax liability	$16,312	$15,308

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2005 (Restated)	2004 (Restated)
GE
Provisions for expenses(a)	$(6,521)	$(5,833)
Retiree insurance plans	(1,454)	(1,346)
Prepaid pension asset - principal plans	6,249	6,170
Depreciation	2,130	2,029
Intangible assets	1,490	1,204
Other - net	1,839	1,392
	3,733	3,616
GECS
Financing leases	8,037	9,767
Operating leases	4,024	3,716
Intangible assets	1,195	892
Allowance for losses	(2,025)	(2,149)
Cash flow hedges	(372)	(938)
Other - net	1,720	404
	12,579	11,692
Net deferred income tax liability	$16,312	$15,308

(a)
Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

(120)

Note 22

Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by GE Capital and by affiliates of GE Capital. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2005	2004
Minority interest in consolidated affiliates
NBC Universal(a)	$4,597	$6,529
Others(b)	2,073	2,156
Minority interest in preferred stock(c)
GE Capital	70	2,600
GE Capital affiliates	1,314	1,318
Total	$8,054	$12,603

(a)	2004 amounts included preferred interests associated with VUE that were settled in 2005. See note 16 for further information.
(b)	Included minority interest in consolidated, liquidating securitization entities, partnerships and common shares of consolidated affiliates.
(c)
The preferred stock primarily pays cumulative dividends at variable rates. Dividend rates in local currency on the preferred stock ranged from 1.94% to 5.38% during 2005 and 0.99% to 5.46% during 2004.

(121)

Note 23

Shareowners’ Equity (Restated)

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
COMMON STOCK ISSUED	$669	$669	$669
ACCUMULATED NONOWNER CHANGES
OTHER THAN EARNINGS
Balance at January 1	$8,156	$4,079	$(1,563)
Investment securities - net of deferred taxes
of $(307), $503 and $590	(231)	677	960
Currency translation adjustments - net of deferred
taxes of $646, $(1,314) and $(1,409)	(4,315)	3,936	5,057
Cash flow hedges - net of deferred taxes of
$493, $75 and $(438)	724	203	(784)
Minimum pension liabilities - net of deferred
taxes of $(159), $(184) and $(85)	(217)	(421)	(161)
Reclassification adjustments
Investment securities - net of
deferred taxes of $(100), $(142) and $(135)	(206)	(265)	(250)
Currency translation adjustments	(3)	-	4
Cash flow hedges - net of deferred
taxes of $(494), $(55) and $457	(771)	(53)	816
Balance at December 31(a)	$3,137	$8,156	$4,079
OTHER CAPITAL
Balance at January 1	$24,265	$17,497	$17,288
Gains on treasury stock dispositions and other(b)	962	4,615	209
Issuance of subsidiary shares(b)(c)	-	2,153	-
Balance at December 31	$25,227	$24,265	$17,497
RETAINED EARNINGS
Balance at January 1	$90,580	$82,014	$74,212
Net earnings	16,711	17,160	15,561
Dividends(b)	(9,647)	(8,594)	(7,759)
Balance at December 31	$97,644	$90,580	$82,014
COMMON STOCK HELD IN TREASURY
Balance at January 1	$(12,762)	$(24,597)	$(26,627)
Purchases(b)	(6,868)	(1,892)	(1,177)
Dispositions(b)(d)	2,304	13,727	3,207
Balance at December 31	$(17,326)	$(12,762)	$(24,597)
TOTAL EQUITY
Balance at December 31	$109,351	$110,908	$79,662

(a)	Included accumulated nonowner changes related to discontinued operations of $484 million, $1,649 million and $1,820 million at December 31, 2005, 2004 and 2003, respectively.
(b)	Total dividends and other transactions with shareowners reduced equity by $13,249 million in 2005; increased equity by $10,009 million in 2004; and reduced equity by $5,520 million in 2003.
(c)	Related to the issuance of 20% of NBC Universal’s shares to a subsidiary of VU as part of the transaction described in note 16.
(d)
In 2004, included 341.7 million shares valued at $10,674 million issued in the Amersham acquisition, and 119.4 million shares valued at $3,765 million sold to partially fund the NBC and VUE combination.

(122)

At December 31, 2005 and 2004, the aggregate statutory capital and surplus of the insurance activities and discontinued insurance operations totaled $9.8 billion and $19.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

In December 2004, our Board of Directors authorized a three-year, $15 billion share repurchase program, expanded that program in 2005 to $25 billion and extended it through 2008. Under this share repurchase program, we repurchased 153.3 million shares for a total of $5.3 billion during 2005.

Common shares issued and outstanding are summarized in the following table.

SHARES OF GE COMMON STOCK

December 31 (In millions)	2005	2004	2003
Issued	11,145,212	11,145,212	11,145,212
In treasury	(660,944)	(558,854)	(1,082,092)
Outstanding	10,484,268	10,586,358	10,063,120

GE has 50 million authorized shares of preferred stock ($1.00 par value), but has not issued any such shares as of December 31, 2005.

Note 24

Other Stock-Related Information

We grant stock options, restricted stock units (RSUs) and performance share units (PSUs) to employees under the 1990 Long-Term Incentive Plan as described in our current Proxy Statement. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors (primarily non-employee talent at NBC Universal) under a plan approved by our Board of Directors in 1997 (the consultants’ plan). There are outstanding grants under two separate shareowner-approved option plans for non-employee directors; the last grant was made in 2002 and no further grants are expected to be made under these plans. Requirements for stock option shares may be met from either unissued or treasury shares. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments and at various dates, beginning after three years from date of grant through grantee retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock. PSUs give recipients the right to receive shares of our stock upon the achievement of certain performance targets.

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

(123)

STOCK OPTION ACTIVITY

	Average per share
(Shares in thousands)	Shares subject to option	Exercise price	Market price
Balance at December 31, 2002	362,058	$26.26	$24.35
Options granted	8,261	31.19	31.19
Options exercised	(43,829)	9.45	27.59
Options terminated	(10,643)	38.98	(a	)
Balance at December 31, 2003	315,847	28.30	30.98
Options granted(b)	27,141	32.26	32.26
Options exercised	(43,110)	10.54	32.68
Options terminated	(13,409)	36.91	(a	)
Balance at December 31, 2004	286,469	30.94	36.50
Options granted	12,779	34.54	34.54
Options exercised	(31,568)	12.54	35.37
Options terminated	(9,746)	37.62	(a	)
Balance at December 31, 2005	257,934	$33.12	$35.05

(a)	Not applicable.
(b)	Included approximately 3.5 million options that replaced canceled stock appreciation rights and have identical terms.

STOCK COMPENSATION PLANS

December 31, 2005 (Shares in thousands)	Securities to be issued upon exercise	Weighted average exercise price		Securities available for future issuance
APPROVED BY SHAREOWNERS
Options	256,584	$33.16		(a	)
RSUs	31,877	(b	)	(a	)
PSUs	950	(b	)	(a	)
NOT APPROVED BY SHAREOWNERS
(CONSULTANTS’ PLAN)
Options	1,350	25.17		(c	)
RSUs	98	(b	)	(c	)
Total(d)	290,859	$33.12		130,261

(a)
Under the 1990 Long-Term Incentive Plan, 0.95% of issued common stock (including treasury shares) as of the first day of each calendar year during which the Plan is in effect becomes available for awards in that calendar year. Total shares available for future issuance under the 1990 Long-Term Incentive Plan amounted to 105.9 million shares.

(b)	Not applicable.
(c)	Total shares available for future issuance under the consultants’ plan amount to 24.4 million shares.
(d)	In connection with various acquisitions, there are an additional 1.2 million options outstanding, with a weighted average exercise price of $21.81.

Outstanding options expire on various dates through December 8, 2015.

The following table summarizes information about stock options outstanding at December 31, 2005.

(124)

STOCK OPTIONS OUTSTANDING

(Shares in thousands)	Outstanding			Exercisable
Exercise price range	Shares	Average life(a)	Average exercise price	Shares	Average exercise price
Under $14.00	10,115	0.5	$13.45	10,115	$13.45
14.01-21.00	16,390	0.7	14.91	16,390	14.91
21.01-28.00	70,980	4.5	25.72	56,919	25.40
28.01-35.00	46,379	8.5	32.69	10,559	31.85
35.01-42.00	49,327	4.3	37.18	41,329	37.47
42.01-49.00	51,243	5.0	43.30	51,242	43.30
Over $49.00	13,500	4.7	56.88	13,500	56.88
Total	257,934	4.9	$33.12	200,054	$33.48

At year-end 2004, options with an average exercise price of $29.40 were exercisable on 204 million shares; at year-end 2003, options with an average exercise price of $24.63 were exercisable on 214 million shares.

(a)	Average contractual life remaining in years.

OPTION VALUE INFORMATION(a)

	2005	2004	2003
Fair value per option (in dollars)(b)	$8.87	$8.33	$9.44
Valuation assumptions
Expected option term (in years)	6	6	6
Expected volatility	28%	28%	35%
Expected dividend yield	2.5	2.5	2.5
Risk-free interest rate	4.1	4.0	3.5

(a)	Weighted averages of option grants during each period.
(b)	Estimated using Black-Scholes option pricing model.

Note 25

Supplemental Cash Flows Information (Restated)

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale and adjustments to assets.

Non-cash transactions include the following: in 2005, NBC Universal acquired IAC’s 5.44% common interest in VUE for a total purchase price that included $115 million of non-cash consideration, representing the fair value of future services to be performed by NBC Universal (see note 16); in 2004, the issuance of GE common stock valued at $10,674 million in connection with the acquisition of Amersham and the issuance of NBC Universal shares valued at $5,845 million in connection with the combination of NBC and VUE; and in 2003, the acquisition of Osmonics, Inc. for GE common stock valued at $240 million.

(125)

Certain supplemental information related to GE and GECS cash flows is shown below.

December 31 (In millions)	2005	2004	2003
GE
NET DISPOSITIONS (PURCHASES) OF
GE SHARES FOR TREASURY
Open market purchases under share repurchase program	$(5,024)	$(203)	$(340)
Other purchases	(1,844)	(1,689)	(837)
Dispositions	2,024	5,885	1,903
	$(4,844)	$3,993	$726
GECS
ALL OTHER OPERATING ACTIVITIES
Net change in assets held for sale	$2,192	$84	$1,168
Amortization of intangible assets	459	519	618
Realized gains on sale of investment securities	(381)	(204)	(205)
Other	(1,794)	(3,274)	(2,477)
	$479	$(2,875)	$(896)
NET INCREASE IN GECS FINANCING RECEIVABLES
Increase in loans to customers	$(315,697)	$(342,357)	$(263,815)
Principal collections from customers - loans	267,728	305,846	238,518
Investment in equipment for financing leases	(23,508)	(22,649)	(22,825)
Principal collections from customers - financing leases	21,770	19,715	18,909
Net change in credit card receivables	(21,391)	(20,651)	(11,483)
Sales of financing receivables	54,144	44,816	36,009
	$(16,954)	$(15,280)	$(4,687)
ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance activities	$(9,264)	$(7,474)	$(7,942)
Dispositions and maturities of securities by insurance activities	10,892	9,305	9,509
Proceeds from principal business dispositions	209	472	3,337
Other	2,807	6,083	1,199
	$4,644	$8,386	$6,103
NEWLY ISSUED DEBT HAVING MATURITIES
LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$4,675	$3,940	$3,661
Long-term (longer than one year)	60,176	53,641	55,661
Proceeds - nonrecourse, leveraged lease	203	562	791
	$65,054	$58,143	$60,113
REPAYMENTS AND OTHER REDUCTIONS OF DEBT
HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$(38,132)	$(41,443)	$(38,756)
Long-term (longer than one year)	(10,746)	(3,443)	(3,664)
Principal payments - nonrecourse, leveraged lease	(831)	(652)	(782)
	$(49,709)	$(45,538)	$(43,202)
ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment contracts	$15,743	$11,079	$766
Redemption of investment contracts	(16,934)	(14,476)	(480)
	$(1,191)	$(3,397)	$286

(126)

Note 26

Operating Segments (Restated)

REVENUES

	Total revenues			Intersegment revenues			External revenues
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)
Infrastructure	$41,803	$37,373	$36,569	$405	$481	$449	$41,398	$36,892	$36,120
Industrial	32,631	30,722	24,988	702	493	308	31,929	30,229	24,680
Healthcare	15,153	13,456	10,198	9	-	2	15,144	13,456	10,196
NBC Universal	14,689	12,886	6,871	-	-	-	14,689	12,886	6,871
Commercial Finance	20,646	19,524	16,927	204	279	197	20,442	19,245	16,730
Consumer Finance	19,416	15,734	12,845	52	33	23	19,364	15,701	12,822
Corporate items and
eliminations (restated)	5,904	5,304	5,023	(1,372)	(1,286)	(979)	7,276	6,590	6,002
Total	$150,242	$134,999	$113,421	$-	$-	$-	$150,242	$134,999	$113,421

Revenues of GE businesses include income from sales of goods and services to customers and other income.

Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues originating from operations based in the United States were $90,428 million, $82,666 million and $70,533 million in 2005, 2004 and 2003, respectively. Revenues originating from operations based outside the United States were $59,815 million, $52,333 million and $42,888 million in 2005, 2004 and 2003, respectively.

	Assets(a)			Property, plant and equipment additions(b)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005	2004	2003	2005	2004	2003
Infrastructure	$89,555	$82,798	$76,185	$4,188	$3,938	$3,540	$2,436	$2,162	$2,077
Industrial	41,556	42,040	40,359	4,367	4,111	2,205	3,292	3,292	2,288
Healthcare	24,661	24,871	10,816	460	1,590	289	617	565	278
NBC Universal	31,196	34,206	11,619	275	1,189	121	339	273	117
Commercial Finance	190,546	184,388	172,471	5,426	4,573	5,141	2,648	2,772	2,444
Consumer Finance	158,829	151,255	106,530	189	217	191	393	334	276
Corporate items and
eliminations (restated)	136,978	231,059	229,854	199	194	252	208	245	373
Total	$673,321	$750,617	$647,834	$15,104	$15,812	$11,739	$9,933	$9,643	$7,853
(a)	Assets of discontinued operations are included in Corporate items and eliminations for all periods presented.
(b)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(127)

	Interest and other financial charges			Provision for income taxes
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005 (Restated)	2004 (Restated)	2003 (Restated)
Infrastructure(a)	$1,706	$1,436	$1,236	$(202)	$62	$243
Industrial(a)	536	526	601	64	(124)	(165)
Commercial Finance	5,893	4,720	4,630	971	1,144	493
Consumer Finance	5,443	3,564	2,696	529	449	458
Corporate items and eliminations (restated)(b)	1,560	1,365	1,296	2,723	2,177	3,027
Total	$15,138	$11,611	$10,459	$4,085	$3,708	$4,056

(a)	Included only portions of the segment that are financial services businesses.
(b)
Included amounts for Healthcare, NBC Universal and the industrial businesses of Infrastructure and Industrial, for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment associated with operations based in the United States were $26,140 million, $25,219 million and $20,591 million at year-end 2005, 2004 and 2003, respectively. Property, plant and equipment associated with operations based outside the United States were $41,388 million, $37,884 million and $32,560 million at year-end 2005, 2004 and 2003, respectively.

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in note 1.

A description of our operating segments can be found on pages 142-145 and details of segment profit by operating segment can be found in the Summary of Operating Segments table on page 38 of this report.

Note 27

Derivatives and Other Financial Instruments

Derivatives and hedging

We conduct our business activities in diverse markets around the world, including countries where obtaining local funding may not be efficient. The nature of our activities exposes us to risks of changes in interest rates, currency exchange rates and commodity prices. We manage these risks using a variety of straightforward techniques, including issuing debt funding that matches the interest rate nature and currency denomination of the related asset. In addition, we selectively use derivatives to reduce our exposure to interest rate and currency risk. For example, if we make a fixed rate loan and fund that loan with variable rate debt, we will enter into an interest rate swap to pay a fixed rate of interest and receive a variable rate of interest, and designate the swap as a hedge of the variable rate borrowing. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

(128)

To qualify for hedge accounting, details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are to be hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is assessed at the inception of the relationship. If specified criteria for the assumption of effectiveness are not met at hedge inception, effectiveness is assessed quarterly on a retrospective and prospective basis. Ineffectiveness is also measured quarterly, with the results recognized in earnings.

For derivatives that are not exchange-traded instruments, we use internal valuation models that incorporate market-based information. With the exception of foreign currency forwards and commodity derivatives, we also obtain valuations from our derivative counterparties to validate the valuations produced by our own models and to value a limited number of products that our internal models do not cover.

Cash flow hedges (Restated)

Our cash flow hedging arrangements use simple derivatives to offset the variability of expected future cash flows. We use interest rate and currency swaps to convert variable rate borrowings to match the nature of the assets we acquire. We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions, including commodities. These instruments permit us to reduce the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. For derivatives designated as cash flow hedges, we record changes in fair value in a separate component of equity to the extent effective, then release those changes to earnings contemporaneously with the earnings effects of the hedged items. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in equity is recognized contemporaneously with the earnings effects of the hedged item, consistent with the original hedge strategy.

At December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $352 million, of which we expect to transfer $123 million to earnings in 2006 along with the earnings effects of the related forecasted transactions. At that date, the maximum term of derivative instruments that hedge forecasted transactions was 27 years and related to hedges of anticipated bond purchases. Funding for those purchases is provided by contractual premiums on insurance policies of similar duration.

Fair value hedges

Fair value hedges are hedges that reduce the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effects of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. We record changes in fair value of a derivative designated and effective as a fair value hedge in earnings, offset by corresponding changes in the fair value of the hedged item.

Fair value adjustments decreased the carrying amount of debt outstanding at December 31, 2005, by $114 million.

(129)

Net investment hedges

Net investment hedges consist of currency forwards and currency swaps that reduce our exposure to changes in currency exchange rates on our investments in non-U.S. financial services subsidiaries. For qualifying net investment hedges, changes in the intrinsic value of the derivative are recorded in equity. Amounts excluded from the measure of effectiveness of net investment hedges are recognized in earnings in the period in which they arise. Derivative gains included in equity amounted to $977 million and $867 million at December 31, 2005 and 2004, respectively.

Derivatives not designated as hedges

We must meet specific criteria in order to apply any of the three forms of hedge accounting discussed above. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. However, we use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting, as described in the following paragraph. Derivatives that do not qualify for hedge accounting are marked to market through earnings.

We use swaps, futures and option contracts, including caps, floors and collars, as economic hedges of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We sometimes use credit default swaps to hedge the credit risk of various counterparties with which we have entered into loan or leasing arrangements. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives, their economic risks are similar to, and managed on the same basis as, risks of other equity instruments we hold.

Earnings effects of derivatives (Restated)

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. At December 31, 2005, approximately 46 percent of our total interest rate swaps were exempt from ongoing tests of their effectiveness as hedges. For derivatives designated and qualifying as hedges but not qualifying for the assumption of effectiveness, we use a variety of techniques to assess effectiveness and measure ineffectiveness, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Certain elements of hedge positions may be excluded from the measure of effectiveness, for example, changes in the value of purchased options attributable to volatility and passage of time.

The following table provides additional information about the earnings effects of derivatives.

PRE-TAX GAINS (LOSSES)

December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
CASH FLOW HEDGES
Ineffectiveness	$(27)	$20	$(44)
Amounts excluded from the measure of effectiveness	17	25	-
FAIR VALUE HEDGES
Ineffectiveness	4	11	-
Amounts excluded from the measure of effectiveness	(8)	3	-

(130)

For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

In 2005, we recognized an insignificant loss related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period.

In 2004, we recognized a pre-tax loss of $46 million, before cancelation penalties, for terminating a forward euro contract when our customer canceled its hedged, firm order for equipment and services.

Additional information regarding the use of derivatives related to our financing activities is provided in note 18.

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists and include the value of collateral to determine the amount of exposure to each counterparty. When the net exposure to a counterparty, based on the current market value of transactions, exceeds credit exposure limits (see table below), actions are taken to reduce exposure. Actions can include prohibiting the counterparty from entering into additional transactions, requiring collateral from the counterparty (as described below) and terminating or restructuring transactions.

Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. To mitigate credit risk, in certain cases we have entered into collateral arrangements that provide us with the right to hold collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, we may receive rights to cash or U.S. Treasury or other highly-rated securities to secure our exposure. Such collateral is available to us in the event that a counterparty defaults. We evaluate credit risk exposures and compliance with credit exposure limits net of such collateral.

Fair values of our derivatives assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2005, our exposure to counterparties, after consideration of netting arrangements and collateral, was $779 million.

Following is GECS policy relating to initial credit rating requirements and to exposure limits to counterparties.

(131)

COUNTERPARTY CREDIT CRITERIA

Credit rating
	Moody’s		S&P
Foreign exchange forwards and other derivatives less than one year	P-1		A-1
All derivatives between one and five years	Aa3	(a)	AA-	(a)
All derivatives greater than five years	Aaa	(a)	AAA	(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A-rating.

EXPOSURE LIMITS

(In millions)
Minimum rating		Exposure(a)
Moody’s	S&P	With collateral arrangements	Without collateral arrangements
Aaa	AAA	$100	$75
Aa3	AA-	50	50
A3	A-	5	-

(a)	For derivatives with maturities less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1.

(132)

FINANCIAL INSTRUMENTS

	2005					2004
				Assets (liabilities)					Assets (liabilities)
December 31 (In millions)	Notional amount			Carrying amount (net)	Estimated fair value	Notional amount			Carrying amount (net)	Estimated fair value
GE
Assets
Investments and notes receivable(a)	$	(b	)	$573	$625	$	(b	)	$3,465	$3,545
Liabilities
Borrowings(c)(d)		(b	)	(10,208)	(10,223)		(b	)	(11,034)	(11,144)
Other financial instruments(a)		(b	)	-	-		(b	)	(758)	(855)
GECS
Assets
Loans		(b	)	223,855	224,259		(b	)	216,035	217,155
Other commercial and residential
mortgages held for sale		(b	)	6,696	6,696		(b	)	5,143	5,113
Other financial instruments		(b	)	4,138	4,494		(b	)	2,972	3,184
Liabilities
Borrowings(c)(d)		(b	)	(362,069)	(369,972)		(b	)	(355,501)	(362,851)
Investment contract benefits		(b	)	(9,877)	(9,862)		(b	)	(12,539)	(12,520)
Insurance - credit life(e)		2,365		(8)	(8)		2,210		(13)	(13)

(a)	2004 amounts included financial instruments associated with VUE that were settled in 2005. See note 16 for further information.
(b)	These financial instruments do not have notional amounts.
(c)	Included effects of interest rate and cross-currency swaps.
(d)	See note 18.
(e)	Net of reinsurance of $292 million and $105 million at December 31, 2005 and 2004, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments. Other assets and liabilities-those not carried at fair value-are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. There is no assurance that such estimates could actually have been realized at December 31, 2005 or 2004.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on discounted future cash flows using current market rates which are comparable to market quotes.

Investment contract benefits

Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

(133)

All other instruments

Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

Additional information about certain categories in the table above follows.

Residential mortgages

Residential mortgage products amounting to $12,633 million at December 31, 2005, were either high loan-to-value loans or those permitting interest-only payments. We originate such loans either for our portfolio or for sale in secondary markets. In both cases, higher yields compensate for the increased risk. The portfolio was geographically diverse, with Europe and North America the most significant market segments.

Insurance-credit life

Certain insurance affiliates, primarily in Consumer Finance, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

LOAN COMMITMENTS

	Notional amount
December 31 (In millions)	2005	2004
Ordinary course of business lending commitments
Fixed rate	$4,648	$2,260
Variable rate	7,026	8,145
Unused revolving credit lines(a)
Commercial
Fixed rate	779	1,210
Variable rate	20,779	21,411
Consumer - principally credit cards
Fixed rate	170,367	141,965
Variable rate	281,113	200,219

(a)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11.4 billion and $8.9 billion as of December 31, 2005 and 2004, respectively.

Note 28

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

(134)

Securitized assets that are on-balance sheet include assets consolidated upon adoption of FIN 46. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

December 31 (In millions)	2005	2004
Receivables secured by:
Equipment	$12,949	$13,941
Commercial real estate	13,010	14,626
Residential real estate	8,882	9,094
Other assets	12,869	9,880
Credit card receivables	10,039	7,075
GE trade receivables	3,960	3,582
Total securitized assets	$61,709	$58,198

December 31 (In millions)	2005	2004
Off-balance sheet(a)(b)	$43,805	$32,205
On-balance sheet(c)	17,904	25,993
Total securitized assets	$61,709	$58,198

(a)
At December 31, 2005 and 2004, liquidity support amounted to $2,000 million and $2,300 million, respectively. These amounts are net of $3,800 million and $4,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,000 million and $6,600 million at December 31, 2005 and 2004, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $93 million and $64 million at December 31, 2005 and 2004, respectively.
(c)
At December 31, 2005 and 2004, liquidity support amounted to $10,000 million and $14,400 million, respectively. These amounts are net of $100 million and $1,200 million, respectively, participated or deferred beyond one year. Credit support amounted to $4,800 million and $6,900 million at December 31, 2005 and 2004, respectively.

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

(135)

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

December 31 (In millions)	2005	2004
Financing receivables - net (note 13)	$16,615	$22,848
Other assets	1,235	2,384
Other, principally investment securities	54	761
Total	$17,904	$25,993

Off-balance sheet arrangements

We engage in off-balance sheet securitization transactions with third-party entities and use public market term securitizations. As discussed above, assets in off-balance sheet securitization entities amounted to $43.8 billion and $32.2 billion at December 31, 2005 and 2004, respectively. Gross securitization gains amounted to $939 million in 2005 compared with $1,195 million in 2004 and $1,351 million in 2003.

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2005	2004
Retained interests	$4,515	$3,671
Servicing assets	29	33
Recourse liability	(93)	(64)
Total	$4,451	$3,640

•
RETAINED INTERESTS. When we securitize receivables, we determine fair value of retained interests based on discounted cash flow models that incorporate, among other things, assumptions about loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. We classify retained interests in securitized receivables as investment securities and mark them to fair value each reporting period, updating our models for current assumptions. These assets decrease as cash is received in payment. When the carrying amounts exceed fair value, we evaluate whether the unrealized loss is other than temporary and, if so, record any indicated loss in earnings currently.

•
SERVICING ASSETS. Following a securitization transaction, we also may provide servicing for a market-based fee based on remaining outstanding principal balances. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

•	RECOURSE LIABILITY. Certain transactions involve credit support agreements. As a result, we provide for expected credit losses at amounts that approximate fair value.

(136)

The following table summarizes data related to securitization sales that we completed during 2005 and 2004.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables
2005
Cash proceeds from securitization	$3,702	$5,571	$4,705	$6,985
Proceeds from collections reinvested
in new receivables	-	-	27,697	10,067
Cash received on retained interests	190	69	10	1,644
Cash received from servicing and other sources	75	36	91	155
Weighted average lives (in months)	37	80	35	8
Assumptions as of sale date(a)
Discount rate	8.8%	13.4%	12.6%	11.7%
Prepayment rate	8.8%	6.5%	21.2%	12.6%
Estimate of credit losses	2.3%	0.8%	0.6%	7.5%
2004
Cash proceeds from securitization	$5,367	$4,578	$-	$8,121
Proceeds from collections reinvested
in new receivables	-	-	21,389	5,208
Cash received on retained interests	107	70	128	1,788
Cash received from servicing and other sources	85	6	62	138
Weighted average lives
(in months)	37	68	-	7
Assumptions as of sale date(a)
Discount rate	8.2%	13.0%	-	12.2%
Prepayment rate	9.1%	11.2%	-	14.9%
Estimate of credit losses	1.9%	1.1%	-	8.9%

(a)	Based on weighted averages.

(137)

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions related to all outstanding retained interests as of December 31, 2005, are noted in the following table.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables
DISCOUNT RATE(a)	6.4%	11.0%	5.5%	11.1%
Effect of:
10% Adverse change	$(12)	$(14)	$(4)	$(10)
20% Adverse change	(24)	(26)	(8)	(23)
PREPAYMENT RATE(a)	9.7%	1.8%	8.4%	12.8%
Effect of:
10% Adverse change	$(6)	$(5)	$(7)	$(40)
20% Adverse change	(12)	(10)	(12)	(77)
ESTIMATE OF CREDIT LOSSES(a)	2.0%	1.1%	0.5%	7.1%
Effect of:
10% Adverse change	$(11)	$(7)	$(5)	$(39)
20% Adverse change	(22)	(13)	(9)	(81)
Remaining weighted
average lives (in months)	27	51	15	7
Net credit losses	$63	$-	$8	$588
Delinquencies	93	5	59	374

(a)	Based on weighted averages.

GUARANTEE AND REIMBURSEMENT CONTRACTS. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the securitization entities but generally amortize in proportion to the decline in underlying asset principal balances. At December 31, 2005, the notional amount of such support was $1,259 million and related assets and liabilities were insignificant.

Note 29

Commitments and Guarantees

Commitments, including guarantees

In our Aviation business of Infrastructure, we had committed to provide financial assistance on $2,269 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2005 for future sales under our GE90 and GEnx engine campaigns. The Aviation Financial Services business of Infrastructure had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $10,595 million at December 31, 2005.

At December 31, 2005, we were committed under the following guarantee arrangements beyond those provided on behalf of securitization entities. See note 28.

(138)

•
LIQUIDITY SUPPORT. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $2,510 million at December 31, 2005. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements and our existing liquidity support will decrease $1,437 million in 2006 and the remaining $1,073 million by the end of 2008 as the underlying variable rate bonds reach their maturity date. We are currently not providing any such new liquidity facilities.

•
CREDIT SUPPORT. We have provided $7,227 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $268 million at December 31, 2005.

•
INDEMNIFICATION AGREEMENTS. These are agreements that require us to fund up to $711 million under residual value guarantees on a variety of leased equipment and $229 million of other indemnification commitments arising primarily from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $69 million at December 31, 2005.

•
CONTINGENT CONSIDERATION. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2005, we had recognized liabilities for estimated payments amounting to $27 million of our total exposure of $434 million.

At year-end 2005, NBC Universal had $11,595 million of commitments to acquire film and broadcast material and the rights to broadcast television programs, including U.S. television rights to future Olympic Games and National Football League (NFL) games, contractual commitments under various creative talent arrangements and commitments under long-term television station affiliation agreements that require payments through 2014.

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

(139)

Product warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information-mostly historical claims experience-claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2005	2004	2003
Balance at January 1	$1,326	$1,437	$1,304
Current year provisions	448	720	751
Expenditures(a)	(699)	(838)	(749)
Other changes	-	7	131
Balance at December 31	$1,075	$1,326	$1,437

(a)	Primarily related to Infrastructure and Healthcare.

Note 30

Quarterly Information (Unaudited) (Restated)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
CONSOLIDATED OPERATIONS
Earnings from continuing operations	$3,787	$2,832	$4,233	$4,254	$4,742	$3,717	$5,871	$5,823
Earnings (loss) from
discontinued operations	403	398	275	93	108	130	(2,708)	(87)
Net earnings	$4,190	$3,230	$4,508	$4,347	$4,850	$3,847	$3,163	$5,736
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.36	$0.28	$0.40	$0.41	$0.45	$0.35	$0.56	$0.55
Basic earnings per share	0.36	$0.28	$0.40	$0.41	$0.45	$0.35	$0.56	0.55
Per-share amounts - earnings (loss)
from discontinued operations
Diluted earnings per share	0.04	0.04	0.03	0.01	0.01	0.01	(0.26)	(0.01)
Basic earnings per share	0.04	0.04	0.03	0.01	0.01	0.01	(0.26)	(0.01)
Per-share amounts - net earnings
Diluted earnings per share	0.39	0.32	0.42	0.42	0.46	0.36	0.30	0.54
Basic earnings per share	0.40	0.32	0.43	0.42	0.46	0.36	0.30	0.54
SELECTED DATA
GE
Sales of goods and services	$20,833	$16,680	$22,408	$19,995	$21,567	$20,967	$25,622	$24,572
Gross profit from sales	5,824	4,467	6,358	5,503	5,978	5,648	7,455	7,229
GECS
Total revenues	14,585	11,761	14,136	13,719	15,841	12,649	15,275	15,283
Earnings from continuing operations	2,090	1,436	1,885	2,027	2,750	1,899	2,774	2,832

For GE, gross profit from sales is sales of goods and services less costs of goods and services sold.

(140)

Earnings-per-share amounts are computed independently each quarter for earnings from continuing operations, earnings from discontinued operations, and net earnings. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year; and the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings for the respective quarters.

(141)

Our Businesses

A description of operating segments for General Electric Company and consolidated affiliates as of December 31, 2005, and the basis for presentation in this report, follows.

Infrastructure

Jet engines and replacement parts and repair and maintenance services for all categories of commercial aircraft; for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; and for executive and regional aircraft. Products and services are sold worldwide to airframe manufacturers, airlines and government agencies. Rail systems products and maintenance services including diesel electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, and railway signaling communications systems.

Financial products to airlines, aircraft operators, owners, lenders and investors including leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

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

Chemical water treatment program services and equipment including mobile treatment systems and desalination processes.

Financial products to the global energy industry including structured equity, leveraged leasing, partnerships, project finance and broad-based commercial finance.

Industrial

Major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, cooktops, dish-washers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. These products are distributed to both retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations. Lighting products include a wide variety of lamps and lighting fixtures. Electrical distribution and control equipment includes power delivery and control products such as transformers, meters and relays. Also includes GE Supply, a network of electrical supply houses. Products and services are sold in North America and in global markets under various GE and private-label brands.

High-performance engineered plastics used in a variety of applications such as automotive parts, computer enclosures, telecommunications equipment and construction materials. Products also include structured products, silicones and high-purity quartzware. Products and services are sold worldwide to a diverse customer base consisting mainly of manufacturers.

(142)

Rentals, leases, sales and asset management services of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and, primarily through an associated company, marine containers.

Measurement and sensing equipment (products and subsystems for sensing temperature, flow rates, humidity, pressure and detection of material defects); security equipment and systems (including card access systems, video and sensor monitoring equipment, integrated facility monitoring systems and explosive detection systems); a broad range of automation hardware and software. Markets are extremely diverse. Products and services are sold to commercial and industrial end-users, including utilities; original equipment manufacturers; electrical distributors; retail outlets; airports; railways; and transit authorities. Increasingly, products and services are developed for and sold in global markets.

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

NBC Universal

Principal businesses are the furnishing of U.S. network television services to 230 affiliated stations, production of television programs, the production and distribution of motion pictures, operation of 30 VHF and UHF television broadcasting stations, operation of cable/satellite networks around the world, operation of theme parks, and investment and programming activities in multimedia and the Internet.

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

Consumer Finance

Private-label credit cards; bank cards; Dual Cards™; corporate travel and purchasing cards; personal loans; auto loans; leases and inventory financing; residential mortgages; home equity loans; debt consolidation loans; current and savings accounts and insurance products for customers on a global basis.

(143)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting (as restated)

The management of General Electric Company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

(144)

This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2005, in order to restate the financial statements for the years ended December 31, 2005, 2004 and 2003 and to restate financial information for the years ended December 31, 2002 and 2001 and each of the quarters in 2005 and 2004.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005.

General Electric Company’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2005. This audit report follows.

(145)

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors of General Electric Company:

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated) that General Electric Company and consolidated affiliates (“GE”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GE management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GE’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2005: a failure to ensure adequately designed procedures to designate, with the specificity required by Statement of Financial Accounting Standards No. 133, each hedged commercial paper transaction. This material weakness resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 and the financial information for each of the quarters in 2005 and 2004.

(146)

As stated in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of GE’s internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of General Electric Company and consolidated affiliates as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements (as restated), and this report does not affect our report dated February 10, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of January 19, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that GE did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GE did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 10, 2006, except as to the second, third and fourth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 19, 2007

Item 9B. Other Information

Not applicable.

(147)

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

(148)

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Board of Directors and Committees,” “Information Relating to Directors, Nominees and Executive Officers” and “Additional Information” in the definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners held on April 26, 2006.

Item 11. Executive Compensation

Incorporated by reference to “Information Relating To Directors, Nominees and Executive Officers,” “Contingent Long-Term Performance Awards,” “Summary Compensation Table,” “Stock Options,” “Compensation Committee Report,” “Five-Year Financial Performance Graph: 2001-2005” and “Retirement Benefits” in the definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners held on April 26, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners held on April 26, 2006.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to note 24 on pages 123-125.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to “Information Relating to Directors, Nominees and Executive Officers” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners held on April 26, 2006.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to “Independent Auditor” in the registrant’s definitive proxy statement relating to its Annual Meeting of Shareowners held on April 26, 2006.

(149)

Part IV

Item 15. Exhibits, Financial Statement Schedules

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

(150)

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

(151)

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

(152)

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

(153)

(dd) Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan.

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

(gg) Transaction Agreement by and between Swiss Reinsurance Company and General Electric Company, dated November 18, 2005.

(11)	Statement re Computation of Per Share Earnings (Restated).**

(12)	Computation of Ratio of Earnings to Fixed Charges (Restated).*

(21)	Subsidiaries of Registrant.

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

(154)

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
**
Information required to be presented in Exhibit 11 is provided in note 9 to the consolidated financial statements under Part II, Item 8 of this Form 10-K/A in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(155)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/A for the fiscal year ended December 31, 2005, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 19th day of January 2007.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

(156)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	January 19, 2007
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	January 19, 2007
Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Susan Hockfield	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact January 19, 2007

(157)