Form 10-Q/A
period 2006-03-31
GENERAL ELECTRIC CO
filed 2007-01-19
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

(2)

Explanatory Note

Overview

General Electric Company (GE) is filing this amendment to its Quarterly Reports on Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries of GE, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and three months ended March 31, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended March 31
(In millions)	2006	2005

Increase (decrease) in earnings from
continuing operations	$135	$225

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and - Item 4 - Controls and Procedures; and Part II - Item 6 - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on April 26, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the three months ended March 31, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

(4)

Effects on Statements of Earnings

Income (expense) (In millions; per share amounts in dollars)	Three months ended March 31
	2006	2005

Consolidated
Commercial paper interest rate swap
adjustment (note 1) (a)	$208	$358
Interest and other financial charges	13	12
Earnings from continuing operations before
income taxes	221	370
Provision for income taxes	(86)	(145)
Earnings from continuing operations	135	225
Net earnings	135	225

(a)	Included in total revenues.

	Three months ended March 31
	2006	2005
Per share amounts - earnings from continuing
operations
Diluted, as reported	$0.39	$0.33
Adjustment	0.01	0.03
Diluted, as restated	$0.40	$0.36

Basic, as reported	$0.39	$0.34
Adjustment	0.01	0.02
Basic, as restated	$0.40	$0.36

Per share amounts - net earnings
Diluted, as reported	$0.41	$0.37
Adjustment	0.01	0.02
Diluted, as restated	$0.42	$0.39

Basic, as reported	$0.41	$0.37
Adjustment	0.02	0.03
Basic, as restated	$0.43	$0.40

(5)

Income (expense) (In millions)	Three months ended March 31
	2006	2005

GECS
Commercial paper interest rate swap
adjustment (note 1) (a)	$208	$358
Interest and other financial charges	13	12
Earnings from continuing operations before
income taxes	221	370
Provision for income taxes	(86)	(145)
Earnings from continuing operations	135	225
Net earnings	135	225

(a)	Included in total revenues.

For additional information relating to the effect of the restatement, see the following items:

Part I

Item 1 - Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 - Controls and Procedures

Part II:

Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three months ended March 31, 2006 and 2005.

(6)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Sales of goods	$14,535	$13,656	$14,026	$12,988	$555	$674
Sales of services	8,949	7,749	9,060	7,845	-	-
Other income	451	317	479	330	-	-
GECS earnings from continuing operations	-	-	2,405	2,088	-	-
GECS revenues from services	13,886	12,628	-	-	14,126	12,931
GECS commercial paper interest rate swap adjustment	208	358	-	-	208	358
Total revenues	38,029	34,708	25,970	23,251	14,889	13,963

Cost of goods sold	11,656	10,606	11,188	9,977	513	635
Cost of services sold	6,005	4,936	6,117	5,032	-	-
Interest and other financial charges	4,348	3,659	384	381	4,094	3,402
Investment contracts, insurance losses and
insurance annuity benefits	749	827	-	-	805	866
Provision for losses on financing receivables	822	902	-	-	822	902
Other costs and expenses	9,037	8,848	3,396	3,311	5,723	5,690
Minority interest in net earnings of
consolidated affiliates	238	216	163	186	75	30
Total costs and expenses	32,855	29,994	21,248	18,887	12,032	11,525

Earnings from continuing operations
before income taxes	5,174	4,714	4,722	4,364	2,857	2,438
Provision for income taxes	(997)	(929)	(545)	(579)	(452)	(350)
Earnings from continuing operations	4,177	3,785	4,177	3,785	2,405	2,088
Earnings from discontinued operations, net of taxes	263	405	263	405	263	405
Net earnings	$4,440	$4,190	$4,440	$4,190	$2,668	$2,493

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.40	$0.36
Basic earnings per share	$0.40	$0.36

Per-share amounts - net earnings
Diluted earnings per share	$0.42	$0.39
Basic earnings per share	$0.43	$0.40

Dividends declared per share	$0.25	$0.22

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(7)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	3/31/06 (Restated)	12/31/05 (Restated)	3/31/06 (Restated)	12/31/05 (Restated)	3/31/06 (Restated)	12/31/05 (Restated)

Cash and equivalents	$8,503	$8,825	$1,772	$2,015	$6,900	$7,130
Investment securities	45,100	42,148	596	461	44,512	41,710
Current receivables	12,558	14,851	12,764	15,058	-	-
Inventories	11,364	10,474	11,203	10,315	161	159
Financing receivables - net	286,834	287,639	-	-	286,834	287,639
Other GECS receivables	14,360	14,332	-	-	18,855	18,625
Property, plant and equipment (including
equipment leased to others) - net	67,684	67,528	16,370	16,504	51,314	51,024
Investment in GECS	-	-	49,291	50,812	-	-
Intangible assets - net	82,955	81,630	59,141	57,839	23,814	23,791
All other assets	86,995	84,828	36,540	36,752	51,919	49,440
Assets of discontinued operations	58,512	61,066	-	-	58,512	61,066
Total assets	$674,865	$673,321	$187,677	$189,756	$542,821	$540,584

Short-term borrowings	$153,200	$158,156	$2,112	$1,127	$151,593	$157,672
Accounts payable, principally trade accounts	19,173	21,183	10,752	11,870	12,291	13,043
Progress collections and price adjustments accrued	4,354	4,456	4,354	4,456	-	-
Other GE current liabilities	21,181	21,042	21,199	21,059	-	-
Long-term borrowings	222,970	212,281	9,085	9,081	215,086	204,397
Investment contracts, insurance liabilities
and insurance annuity benefits	33,386	33,097	-	-	33,811	33,387
All other liabilities	38,675	39,966	23,020	23,273	15,752	16,787
Deferred income taxes	16,782	16,208	3,775	3,733	13,007	12,475
Liabilities of discontinued operations	49,476	49,527	-	-	49,702	49,763
Total liabilities	559,197	555,916	74,297	74,599	491,242	487,524

Minority interest in equity of consolidated affiliates	8,143	8,054	5,855	5,806	2,288	2,248
Common stock (10,398,398,000 and 10,484,268,000
shares outstanding at March 31, 2006 and
December 31, 2005, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,159	1,831	1,159	1,831	1,049	1,754
Currency translation adjustments	2,272	2,532	2,272	2,532	2,007	2,287
Cash flow hedges	(174)	(352)	(174)	(352)	(132)	(343)
Minimum pension liabilities	(889)	(874)	(889)	(874)	(189)	(179)
Other capital	25,362	25,227	25,362	25,227	12,525	12,386
Retained earnings	99,470	97,644	99,470	97,644	34,030	34,906
Less common stock held in treasury	(20,344)	(17,326)	(20,344)	(17,326)	-	-

Total shareowners’ equity	107,525	109,351	107,525	109,351	49,291	50,812

Total liabilities and equity	$674,865	$673,321	$187,677	$189,756	$542,821	$540,584

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $2,368 million and $3,137 million at March 31, 2006, and December 31, 2005, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” March 31, 2006, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(8)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2006 (Restated) (a)	2005 (Restated) (a)	2006 (Restated) (a)	2005 (Restated) (a)	2006 (Restated) (a)	2005 (Restated) (a)

Cash flows - operating activities
Net earnings	$4,440	$4,190	$4,440	$4,190	$2,668	$2,493
Earnings from discontinued operations	(263)	(405)	-	-	(263)	(405)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,132	2,280	633	643	1,499	1,637
Earnings retained by GECS	-	-	736	(2,269)	-	-
Deferred income taxes	307	(23)	73	(1)	234	(22)
Decrease in GE current receivables	2,472	1,315	2,472	1,387	-	-
Increase in inventories	(878)	(678)	(876)	(671)	(2)	(7)
Decrease in accounts payable	(1,209)	(1,583)	(683)	(1,032)	(385)	(850)
Decrease in GE progress collections	(108)	(102)	(108)	(102)	-	-
Provision for losses on GECS financing receivables	822	902	-	-	822	902
All other operating activities	(2,297)	1,818	25	745	(1,312)	1,338
Cash from operating activities - continuing operations	5,418	7,714	6,712	2,890	3,261	5,086
Cash from operating activities - discontinued operations	91	1,210	-	-	91	1,210
Cash from operating activities	5,509	8,924	6,712	2,890	3,352	6,296

Cash flows - investing activities
Additions to property, plant and equipment	(2,984)	(2,934)	(853)	(412)	(2,131)	(2,522)
Dispositions of property, plant and equipment	1,158	1,811	-	-	1,113	1,814
Net decrease (increase) in GECS financing receivables	(3,063)	750	-	-	(3,063)	750
Payments for principal businesses purchased	(2,075)	(7,300)	(1,651)	(2,669)	(424)	(4,631)
All other investing activities	(199)	866	346	586	(1,481)	156
Cash used for investing activities - continuing operations	(7,163)	(6,807)	(2,158)	(2,495)	(5,986)	(4,433)
Cash from (used for) investing activities - discontinued operations	800	(359)	-	-	800	(359)
Cash used for investing activities	(6,363)	(7,166)	(2,158)	(2,495)	(5,186)	(4,792)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,498)	(3,270)	1,054	503	(2,876)	(3,675)
Newly issued debt (maturities longer than 90 days)	24,623	23,722	43	14	24,583	23,677
Repayments and other reductions (maturities longer than 90 days)	(16,103)	(21,219)	(122)	(342)	(15,981)	(20,877)
Net dispositions (purchases) of GE treasury shares	(3,141)	121	(3,141)	121	-	-
Dividends paid to shareowners	(2,631)	(2,336)	(2,631)	(2,336)	(3,404)	(224)
All other financing activities	173	(592)	-	-	173	(592)
Cash from (used for) financing activities - continuing operations	1,423	(3,574)	(4,797)	(2,040)	2,495	(1,691)
Cash used for financing activities - discontinued operations	(249)	(613)	-	-	(249)	(613)
Cash from (used for) financing activities	1,174	(4,187)	(4,797)	(2,040)	2,246	(2,304)

Increase (decrease) in cash and equivalents	320	(2,429)	(243)	(1,645)	412	(800)
Cash and equivalents at beginning of year	11,801	15,328	2,015	3,155	10,106	12,367
Cash and equivalents at March 31	12,121	12,899	1,772	1,510	10,518	11,567
Less cash and equivalents of discontinued operations at March 31	3,618	3,504	-	-	3,618	3,504
Cash and equivalents of continuing operations at March 31	$8,503	$9,395	$1,772	$1,510	$6,900	$8,063

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and Financial Services (GECS) have been eliminated from the “Consolidated” columns.

(a)	Certain individual line items within cash from operating activities have been restated.

(9)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(In millions)	2006	2005

Revenues
Infrastructure	$10,152	$9,374
Industrial	8,140	7,668
Healthcare	3,659	3,321
NBC Universal	4,482	3,601
Commercial Finance	5,484	5,072
Consumer Finance	5,090	4,689
Total segment revenues	37,007	33,725
Corporate items and eliminations	1,022	983
Consolidated revenues	$38,029	$34,708

Segment profit (a)
Infrastructure	$1,703	$1,540
Industrial	600	526
Healthcare	496	409
NBC Universal	654	709
Commercial Finance	1,174	926
Consumer Finance	836	735
Total segment profit	5,463	4,845
Corporate items and eliminations	(357)	(100)
GE interest and other financial charges	(384)	(381)
GE provision for income taxes	(545)	(579)
Earnings from continuing operations	4,177	3,785
Earnings from discontinued operations, net of taxes	263	405
Consolidated net earnings	$4,440	$4,190

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

(10)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. 2007 Restatement

General Electric Company (GE) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective periods are immaterial.

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS No. 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

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

(11)

Effects of the restatement by line item follow:

	Three months ended March 31
	2006		2005
(In millions; per share amounts in dollars) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
GECS commercial paper interest rate
swap adjustment (a)	$-	$208	$-	$358
Interest and other financial charges	4,361	4,348	3,671	3,659
Earnings from continuing operations
before income taxes	4,953	5,174	4,344	4,714
Provision for income taxes	(911)	(997)	(784)	(929)
Earnings from continuing operations	4,042	4,177	3,560	3,785
Net earnings	4,305	4,440	3,965	4,190

(a)	Included in total revenues.

Per share amounts
Earnings from continuing
operations
Diluted earnings per share	$0.39	$0.40	$0.33	$0.36
Basic earnings per share	0.39	0.40	0.34	0.36

Net earnings
Diluted earnings per share	$0.41	$0.42	$0.37	$0.39
Basic earnings per share	0.41	0.43	0.37	0.40

GECS
GECS commercial paper interest rate
swap adjustment (a)	$-	$208	$-	$358
Interest and other financial charges	4,107	4,094	3,414	3,402
Earnings from continuing operations
before income taxes	2,636	2,857	2,068	2,438
Provision for income taxes	(366)	(452)	(205)	(350)
Earnings from continuing operations	2,270	2,405	1,863	2,088
Net earnings	2,533	2,668	2,268	2,493

(a)	Included in total revenues.

(12)

	3/31/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Consolidated
All other assets	$86,947	$86,995	$84,849	$84,828
Total assets	674,817	674,865	673,342	673,321

Accounts payable	19,096	19,173	21,183	21,183
Other liabilities	38,661	38,675	39,966	39,966
Deferred income taxes	16,862	16,782	16,226	16,208
Total liabilities	559,186	559,197	555,934	555,916

Cash flow hedges	(549)	(174)	(822)	(352)
Retained earnings	99,808	99,470	98,117	97,644
Total shareowners’ equity	107,488	107,525	109,354	109,351
Total liabilities and equity	674,817	674,865	673,342	673,321

GECS
All other assets	$51,871	$51,919	$49,461	$49,440
Total assets	542,773	542,821	540,605	540,584

Accounts payable	12,214	12,291	13,043	13,043
Other liabilities	15,738	15,752	16,787	16,787
Deferred income taxes	13,087	13,007	12,493	12,475
Total liabilities	491,231	491,242	487,542	487,524

Cash flow hedges	(507)	(132)	(813)	(343)
Retained earnings	34,368	34,030	35,379	34,906
Total shareowners’ equity	49,254	49,291	50,815	50,812
Total liabilities and equity	542,773	542,821	540,605	540,584

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

(13)

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

(14)

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

(15)

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

(16)

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

	Three months ended March 31
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,178	$4,178	$3,785	$3,785
Earnings from discontinued operations
for per-share calculation(b)	263	263	403	405
Net earnings available for per-share calculation	$4,440	$4,440	$4,188	$4,190

Average equivalent shares
Shares of GE common stock outstanding	10,442	10,442	10,597	10,597
Employee compensation-related shares,
including stock options	38	-	44	-
Total average equivalent shares	10,480	10,442	10,641	10,597

Per-share amounts
Earnings from continuing operations	$0.40	$0.40	$0.36	$0.36
Earnings from discontinued operations	$0.03	$0.03	$0.04	$0.04
Net earnings	$0.42	$0.43	$0.39	$0.40

(a)	Including dividend equivalents.
(b)	Including dilutive effects of subsidiary-issued stock-based awards.

Earnings-per-share amounts are computed independently each quarter for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations does not always equal the total per-share net earnings for the respective quarters.

(17)

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

(18)

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

(19)

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

	Three months ended March 31
(In millions)	2006	2005

Net earnings	$4,440	$4,190
Investment securities - net	(672)	(820)
Currency translation adjustments - net	(260)	61
Cash flow hedges - net	178	(47)
Minimum pension liabilities - net	(15)	13
Total	$3,671	$3,397

(20)

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

	Three months ended March 31
(In millions; per-share amounts in dollars)	2006 (Restated)	2005 (Restated)

Net earnings, as reported	$4,440	$4,190
Earnings per share, as reported
Diluted	0.42	0.39
Basic	0.43	0.40
Stock option expense included in net earnings	25	37
Total stock option expense	25	64	(a)

Pro-forma effects
Net earnings, on pro-forma basis		4,163
Earnings per share, on pro-forma basis
Diluted		0.39
Basic		0.39

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

(21)

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

(22)

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

(23)

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

(24)

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	3/31/06	12/31/05

Financing receivables - net (note 8)	$14,864	$16,615
All other assets	989	1,289
Total	$15,853	$17,904

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to the Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the end of the respective restated periods are immaterial,.

Interest rate swaps - agreements under which we pay a fixed rate of interest and receive a floating rate of interest on an agreed notional amount - are used in meeting our objective of managing interest rate risk related to our commercial paper program. Many of our financial assets - such as loans and leases - have long-term, fixed-rate yields, and funding them with proceeds of commercial paper would expose us to interest rate risk. Interest rate swaps are used to manage this risk. We use commercial paper in connection with interest rate swaps because that financing structure is highly effective at fixing interest rates, enabling us to match fixed rate assets with fixed rate funding (or “match funding”) provided by the hedged commercial paper. Consistent with our hedge documentation, we had measured and recognized hedge ineffectiveness each reporting period. We had never used the short-cut treatment provided for in FAS 133 for any of these hedges.

(25)

The following table sets forth the effects of the error in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page3, on our previously reported earnings for the three months ended March 31, 2006 and 2005.

Increase (decrease) in earnings from continuing operations
	Three months ended March 31
(In millions)	2006	2005

Total adjustment	$135	$225

Previously reported earnings from continuing
operations	$4,042	$3,560
Percent variation from previously reported earnings
from continuing operations	3.3%	6.3%

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

(26)

Overview

General Electric Company earnings from continuing operations increased 10% to $4.177 billion in the first quarter of 2006 compared with $3.785 billion in 2005. Earnings per share (EPS) from continuing operations were $0.40 in the first quarter of 2006, up 11% from last year’s $0.36. Five of our six segments contributed double-digit earnings growth for the quarter.

Earnings from discontinued operations were $0.3 billion and included the results of Genworth Financial, Inc. (Genworth), GE Life and most of GE Insurance Solutions Corporation (GE Insurance Solutions).

Net earnings increased 6% to $4.440 billion and EPS increased 8% to $0.42 in the first quarter of 2006.

Revenues of $38.0 billion in the first quarter of 2006 were 10% higher than in the corresponding period of 2005, reflecting strong organic growth of 9%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 11% to $23.1 billion, reflecting core growth, and the effects of the 2006 Olympics broadcasts and acquisitions. Sales of product services (including sales of spare parts and related services) grew 10% to $6.7 billion in the first quarter of 2006. Financial services revenues grew 7% over the comparable period of last year to $14.9 billion, reflecting core growth.

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

Corporate items and eliminations expense for the first quarter of 2006, reflects an increase in costs of our principal pension plans ($0.2 billion) and the GECS commercial paper interest rate swap adjustment compared with the first quarter of 2005.

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

(32)

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

(33)

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

(34)

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

(35)

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness. In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General Electric Company (Registrant)
January 19, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(39)