Form 10-Q/A
period 2006-06-30
GENERAL ELECTRIC CO
filed 2007-01-19
CIK 40545

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

(2)

Explanatory Note

Overview

General Electric Company (GE) is filing this amendment to its Quarterly Reports on Form 10-Q for the period ended June 30, 2006, to amend and restate financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each a wholly-owned subsidiaries of GE, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and six months ended June 30, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006		2005

Increase (decrease) in earnings from
continuing operations	$94	$(139)		$229		$86

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Results of Financial Condition and Operations, and - Item 4 - Controls and Procedures; and Part II - Item 6 - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on July 24, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the three and six months ended June 30, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

(4)

Effects on Statements of Earnings

	Three months ended June 30		Six months ended June 30
Income (expense) (In millions; per share amounts in dollars)	2006	2005	2006	2005

Consolidated
Commercial paper interest rate swap
adjustment (note 1) (a)	$148	$(239)	$356	$119
Interest and other financial charges	6	11	19	23
Earnings from continuing operations before
income taxes	154	(228)	375	142
Provision for income taxes	(60)	89	(146)	(56)
Earnings from continuing operations	94	(139)	229	86
Net earnings	94	(139)	229	86

(a)	Included in total revenues.

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Per share amounts - earnings from continuing
operations
Diluted, as reported	$0.47	$0.41	$0.85	$0.75
Adjustment	0.01	(0.01)	0.02	-
Diluted, as restated	$0.48	$0.40	$0.87	$0.75

Basic, as reported	$0.47	$0.41	$0.86	$0.75
Adjustment	0.01	(0.01)	0.02	0.01
Basic, as restated	$0.48	$0.40	$0.88	$0.76

Per share amounts - net earnings
Diluted, as reported	$0.47	$0.44	$0.88	$0.81
Adjustment	0.01	(0.02)	0.02	0.01
Diluted, as restated	$0.48	$0.42	$0.90	$0.82

Basic, as reported	$0.47	$0.44	$0.88	$0.81
Adjustment	0.01	(0.01)	0.02	0.01
Basic, as restated	$0.48	$0.43	$0.90	$0.82

(5)

	Three months ended June 30		Six months ended June 30
Income (expense) (In millions; per share amounts in dollars)	2006	2005	2006	2005

GECS
Commercial paper interest rate swap
adjustment (note 1) (a)	$148	$(239)	$356	$119
Interest and other financial charges	6	11	19	23
Earnings from continuing operations before
income taxes	154	(228)	375	142
Provision for income taxes	(60)	89	(146)	(56)
Earnings from continuing operations	94	(139)	229	86
Net earnings	94	(139)	229	86

(a)	Included in total revenues.

For additional information relating to the effect of the restatement, see the following items:

Part I

Item 1 - Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 - Controls and Procedures

Part II:

Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and six months ended June 30, 2006 and 2005.

(6)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Sales of goods	$16,524	$14,749	$15,993	$14,101	$712	$664
Sales of services	8,373	8,240	8,455	8,307	-	-
Other income	657	596	695	624	-	-
GECS earnings from continuing operations	-	-	2,594	1,889	-	-
GECS revenues from services	14,346	12,954	-	-	14,595	13,297
GECS commercial paper interest rate swap adjustment	148	(239)	-	-	148	(239)
Total revenues	40,048	36,300	27,737	24,921	15,455	13,722

Cost of goods sold	12,827	11,425	12,350	10,812	659	628
Cost of services sold	5,316	5,171	5,397	5,238	-	-
Interest and other financial charges	4,527	3,775	486	336	4,196	3,592
Investment contracts, insurance losses and
insurance annuity benefits	793	799	-	-	831	850
Provision for losses on financing receivables	896	958	-	-	896	958
Other costs and expenses	9,406	8,741	3,647	3,266	5,853	5,643
Minority interest in net earnings of
consolidated affiliates	235	290	186	249	49	41
Total costs and expenses	34,000	31,159	22,066	19,901	12,484	11,712

Earnings from continuing operations
before income taxes	6,048	5,141	5,671	5,020	2,971	2,010
Provision for income taxes	(1,100)	(904)	(723)	(783)	(377)	(121)
Earnings from continuing operations	4,948	4,237	4,948	4,237	2,594	1,889
Earnings (loss) from discontinued operations,
net of taxes	(2)	271	(2)	271	(2)	271
Net earnings	$4,946	$4,508	$4,946	$4,508	$2,592	$2,160

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.48	$0.40
Basic earnings per share	$0.48	$0.40

Per-share amounts - net earnings
Diluted earnings per share	$0.48	$0.42
Basic earnings per share	$0.48	$0.43

Dividends declared per share	$0.25	$0.22

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(7)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Sales of goods	$31,059	$28,405	$30,019	$27,089	$1,267	$1,338
Sales of services	17,322	15,989	17,515	16,152	-	-
Other income	1,108	913	1,174	954	-	-
GECS earnings from continuing operations	-	-	4,999	3,977	-	-
GECS revenues from services	28,232	25,582	-	-	28,721	26,228
GECS commercial paper interest rate swap adjustment	356	119			356	119
Total revenues	78,077	71,008	53,707	48,172	30,344	27,685

Cost of goods sold	24,483	22,031	23,538	20,789	1,172	1,263
Cost of services sold	11,321	10,107	11,514	10,270	-	-
Interest and other financial charges	8,875	7,434	870	717	8,290	6,994
Investment contracts, insurance losses and
insurance annuity benefits	1,542	1,626	-	-	1,636	1,716
Provision for losses on financing receivables	1,718	1,860	-	-	1,718	1,860
Other costs and expenses	18,443	17,589	7,043	6,577	11,576	11,333
Minority interest in net earnings of
consolidated affiliates	473	506	349	435	124	71
Total costs and expenses	66,855	61,153	43,314	38,788	24,516	23,237

Earnings from continuing operations
before income taxes	11,222	9,855	10,393	9,384	5,828	4,448
Provision for income taxes	(2,097)	(1,833)	(1,268)	(1,362)	(829)	(471)
Earnings from continuing operations	9,125	8,022	9,125	8,022	4,999	3,977
Earnings from discontinued operations, net of taxes	261	676	261	676	261	676
Net earnings	$9,386	$8,698	$9,386	$8,698	$5,260	$4,653

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.87	$0.75
Basic earnings per share	$0.88	$0.76

Per-share amounts - net earnings
Diluted earnings per share	$0.90	$0.82
Basic earnings per share	$0.90	$0.82

Dividends declared per share	$0.50	$0.44

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(8)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	6/30/06 (Restated)	12/31/05 (Restated)	6/30/06 (Restated)	12/31/05 (Restated)	6/30/06 (Restated)	12/31/05 (Restated)

Cash and equivalents	$11,099	$8,825	$1,766	$2,015	$9,484	$7,130
Investment securities	45,021	42,148	469	461	44,559	41,710
Current receivables	12,043	14,851	12,255	15,058	-	-
Inventories	11,744	10,474	11,579	10,315	165	159
Financing receivables - net	303,899	287,639	-	-	303,899	287,639
Other GECS receivables	15,732	14,332	-	-	20,282	18,625
Property, plant and equipment (including
equipment leased to others) - net	71,005	67,528	16,724	16,504	54,281	51,024
Investment in GECS	-	-	48,608	50,812	-	-
Intangible assets - net	85,583	81,630	60,719	57,839	24,864	23,791
All other assets	91,221	84,828	36,641	36,752	55,702	49,440
Assets of discontinued operations	15,090	61,066	-	-	15,090	61,066
Total assets	$662,437	$673,321	$188,761	$189,756	$528,326	$540,584

Short-term borrowings	$157,449	$158,156	$1,517	$1,127	$156,327	$157,672
Accounts payable, principally trade accounts	19,446	21,183	10,577	11,870	12,848	13,043
Progress collections and price adjustments accrued	4,708	4,456	4,708	4,456	-	-
Other GE current liabilities	21,020	21,042	21,020	21,059	-	-
Long-term borrowings	236,935	212,281	9,090	9,081	229,033	204,397
Investment contracts, insurance liabilities
and insurance annuity benefits	34,491	33,097	-	-	34,872	33,387
All other liabilities	40,933	39,966	23,328	23,273	17,702	16,787
Deferred income taxes	15,432	16,208	3,750	3,733	11,682	12,475
Liabilities of discontinued operations	14,957	49,527	-	-	14,959	49,763
Total liabilities	545,371	555,916	73,990	74,599	477,423	487,524

Minority interest in equity of consolidated affiliates	8,274	8,054	5,979	5,806	2,295	2,248
Common stock (10,323,359,000 and 10,484,268,000
shares outstanding at June 30, 2006 and
December 31, 2005, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	453	1,831	453	1,831	381	1,754
Currency translation adjustments	4,267	2,532	4,267	2,532	3,435	2,287
Cash flow hedges	27	(352)	27	(352)	23	(343)
Minimum pension liabilities	(917)	(874)	(917)	(874)	(192)	(179)
Other capital	25,482	25,227	25,482	25,227	12,524	12,386
Retained earnings	101,817	97,644	101,817	97,644	32,436	34,906
Less common stock held in treasury	(23,006)	(17,326)	(23,006)	(17,326)	-	-

Total shareowners’ equity	108,792	109,351	108,792	109,351	48,608	50,812

Total liabilities and equity	$662,437	$673,321	$188,761	$189,756	$528,326	$540,584

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,830 million and $3,137 million at June 30, 2006, and December 31, 2005, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” June 30, 2006, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(9)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2006 (Restated) (a)	2005 (Restated) (a)	2006 (Restated) (a)	2005 (Restated) (a)	2006 (Restated) (a)	2005 (Restated) (a)

Cash flows - operating activities
Net earnings	$9,386	$8,698	$9,386	$8,698	$5,260	$4,653
Earnings from discontinued operations	(261)	(676)	-	-	(261)	(676)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	4,378	4,266	1,300	1,225	3,078	3,041
Earnings retained by GECS	-	-	2,330	(2,814)	-	-
Deferred income taxes	395	(493)	55	(87)	340	(406)
Decrease in GE current receivables	2,931	1,544	2,925	1,663	-	-
Increase in inventories	(1,467)	(613)	(1,461)	(583)	(6)	(30)
Decrease in accounts payable	(1,537)	(1,401)	(915)	(1,228)	(373)	(71)
Increase in GE progress collections	246	110	246	110	-	-
Provision for losses on GECS financing receivables	1,718	1,860	-	-	1,718	1,860
All other operating activities	(3,576)	(34)	457	1,043	(974)	(525)
Cash from operating activities - continuing operations	12,213	13,261	14,323	8,027	8,782	7,846
Cash from (used for) operating activities - discontinued operations	(9)	2,407	-	-	(9)	2,407
Cash from operating activities	12,204	15,668	14,323	8,027	8,773	10,253

Cash flows - investing activities
Additions to property, plant and equipment	(7,384)	(6,141)	(1,497)	(1,049)	(5,887)	(5,092)
Dispositions of property, plant and equipment	2,930	3,071	-	-	2,896	3,075
Net decrease (increase) in GECS financing receivables	(15,483)	4,249	-	-	(15,483)	4,249
Payments for principal businesses purchased	(7,000)	(10,341)	(3,491)	(3,499)	(3,509)	(6,842)
Proceeds from sales of discontinued operations	8,112	3,403	-	-	8,112	3,403
All other investing activities	1,965	(1,263)	1,403	687	(2,481)	(2,584)
Cash used for investing activities - continuing operations	(16,860)	(7,022)	(3,585)	(3,861)	(16,352)	(3,791)
Cash used for investing activities - discontinued operations	(2,558)	(1,131)	-	-	(2,558)	(1,131)
Cash used for investing activities	(19,418)	(8,153)	(3,585)	(3,861)	(18,910)	(4,922)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(3,312)	(5,667)	561	48	(4,127)	(5,801)
Newly issued debt (maturities longer than 90 days)	44,178	40,526	64	87	43,974	40,378
Repayments and other reductions (maturities longer than 90 days)	(21,935)	(38,191)	(148)	(692)	(21,787)	(37,499)
Net purchases of GE treasury shares	(6,217)	(389)	(6,217)	(389)	-	-
Dividends paid to shareowners	(5,247)	(4,677)	(5,247)	(4,677)	(7,590)	(1,839)
All other financing activities	(546)	(860)	-	-	(546)	(860)
Cash from (used for) financing activities - continuing operations	6,921	(9,258)	(10,987)	(5,623)	9,924	(5,621)
Cash used for financing activities - discontinued operations	(256)	(691)	-	-	(256)	(691)
Cash from (used for) financing activities	6,665	(9,949)	(10,987)	(5,623)	9,668	(6,312)

Decrease in cash and equivalents	(549)	(2,434)	(249)	(1,457)	(469)	(981)
Cash and equivalents at beginning of year	11,801	15,328	2,015	3,155	10,106	12,367
Cash and equivalents at June 30	11,252	12,894	1,766	1,698	9,637	11,386
Less cash and equivalents of discontinued operations at June 30	153	3,852	-	-	153	3,852
Cash and equivalents of continuing operations at June 30	$11,099	$9,042	$1,766	$1,698	$9,484	$7,534

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.
(a)	Certain individual line items within cash from operating activities have been restated.

(10)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2006	2005	2006	2005

Revenues
Infrastructure	$11,332	$10,221	$21,484	$19,595
Industrial	8,788	8,253	16,928	15,921
Healthcare	4,156	3,768	7,815	7,089
NBC Universal	3,858	3,858	8,340	7,459
Commercial Finance	5,527	4,929	11,011	10,001
Consumer Finance	5,268	4,928	10,358	9,617
Total segment revenues	38,929	35,957	75,936	69,682
Corporate items and eliminations, as restated	1,119	343	2,141	1,326
Consolidated revenues	$40,048	$36,300	$78,077	$71,008

Segment profit (a)
Infrastructure	$2,107	$1,916	$3,810	$3,456
Industrial	729	635	1,329	1,161
Healthcare	795	672	1,291	1,081
NBC Universal	882	979	1,536	1,688
Commercial Finance	1,057	872	2,231	1,798
Consumer Finance	880	735	1,716	1,470
Total segment profit	6,450	5,809	11,913	10,654
Corporate items and eliminations, as restated	(293)	(453)	(650)	(553)
GE interest and other financial charges	(486)	(336)	(870)	(717)
GE provision for income taxes	(723)	(783)	(1,268)	(1,362)
Earnings from continuing operations	4,948	4,237	9,125	8,022
Earnings (loss) from discontinued operations,
net of taxes	(2)	271	261	676
Consolidated net earnings	$4,946	$4,508	$9,386	$8,698

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

(11)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. 2007 Restatement

General Electric Company (GE) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2006, to amend and restate financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective periods are immaterial.

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS No. 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement

After considering the staff’s view, management recommended to the Audit Committee of our Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GE should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

(12)

Effects of the restatement by line item follow:

	Three months ended June 30				Six months ended June 30
	2006		2005		2006		2005
(In millions; per share amounts in dollars) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
GECS commercial paper interest rate
swap adjustment (a)	$-	$148	$-	$(239)	$-	$356	$-	$119
Interest and other financial charges	4,533	4,527	3,786	3,775	8,894	8,875	7,457	7,434
Earnings from continuing operations
before income taxes	5,894	6,048	5,369	5,141	10,847	11,222	9,713	9,855
Provision for income taxes	(1,040)	(1,100)	(993)	(904)	(1,951)	(2,097)	(1,777)	(1,833)
Earnings from continuing operations	4,854	4,948	4,376	4,237	8,896	9,125	7,936	8,022
Net earnings	4,852	4,946	4,647	4,508	9,157	9,386	8,612	8,698

(a)	Included in total revenues.

Per share amounts
Earnings from continuing
operations
Diluted earnings per share	$0.47	$0.48	$0.41	$0.40	$0.85	$0.87	$0.75	$0.75
Basic earnings per share	0.47	0.48	0.41	0.40	0.86	0.88	0.75	0.76

Net earnings
Diluted earnings per share	$0.47	$0.48	$0.44	$0.42	$0.88	$0.90	$0.81	$0.82
Basic earnings per share	0.47	0.48	0.44	0.43	0.88	0.90	0.81	0.82

GECS
GECS commercial paper interest rate
swap adjustment (a)	$-	$148	$-	$(239)	$-	$356	$-	$119
Interest and other financial charges	4,202	4,196	3,603	3,592	8,309	8,290	7,017	6,994
Earnings from continuing operations
before income taxes	2,817	2,971	2,238	2,010	5,453	5,828	4,306	4,448
Provision for income taxes	(317)	(377)	(210)	(121)	(683)	(829)	(415)	(471)
Earnings from continuing operations	2,500	2,594	2,028	1,889	4,770	4,999	3,891	3,977
Net earnings	2,498	2,592	2,299	2,160	5,031	5,260	4,567	4,653

(a)	Included in total revenues.

(13)

	6/30/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Consolidated
All other assets	$91,199	$91,221	$84,849	$84,828
Total assets	662,415	662,437	673,342	673,321

Accounts payable	19,315	19,446	21,183	21,183
Other liabilities	40,910	40,933	39,966	39,966
Deferred income taxes	15,583	15,432	16,226	16,208
Total liabilities	545,368	545,371	555,934	555,916

Cash flow hedges	(236)	27	(822)	(352)
Retained earnings	102,061	101,817	98,117	97,644
Total shareowners’ equity	108,773	108,792	109,354	109,351
Total liabilities and equity	662,415	662,437	673,342	673,321

GECS
All other assets	$55,680	$55,702	$49,461	$49,440
Total assets	528,304	528,326	540,605	540,584

Accounts payable	12,717	12,848	13,043	13,043
Other liabilities	17,679	17,702	16,787	16,787
Deferred income taxes	11,833	11,682	12,493	12,475
Total liabilities	477,420	477,423	487,542	487,524

Cash flow hedges	(240)	23	(813)	(343)
Retained earnings	32,680	32,436	35,379	34,906
Total shareowners’ equity	48,589	48,608	50,815	50,812
Total liabilities and equity	528,304	528,326	540,605	540,584

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

(14)

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

(15)

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

(16)

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

(17)

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

(18)

6. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,948	$4,947	$4,237	$4,237
Earnings from discontinued operations
for per-share calculation(b)	(2)	(2)	269	271
Net earnings available for per-share calculation	$4,946	$4,945	$4,506	$4,508

Average equivalent shares
Shares of GE common stock outstanding	10,362	10,362	10,604	10,604
Employee compensation-related shares,
including stock options	38	-	46	-
Total average equivalent shares	10,400	10,362	10,650	10,604

Per-share amounts
Earnings from continuing operations	$0.48	$0.48	$0.40	$0.40
Earnings from discontinued operations	$-	$-	$0.03	$0.03
Net earnings	$0.48	$0.48	$0.42	$0.43

	Six months ended June 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$9,126	$9,125	$8,023	$8,023
Earnings from discontinued operations
for per-share calculation(b)	261	261	672	676
Net earnings available for per-share calculation	$9,386	$9,386	$8,694	$8,698

Average equivalent shares
Shares of GE common stock outstanding	10,403	10,403	10,599	10,599
Employee compensation-related shares,
including stock options	38	-	45	-
Total average equivalent shares	10,441	10,403	10,644	10,599

Per-share amounts
Earnings from continuing operations	$0.87	$0.88	$0.75	$0.76
Earnings from discontinued operations	$0.02	$0.03	$0.06	$0.06
Net earnings	$0.90	$0.90	$0.82	$0.82

(a)	Including dividend equivalents.
(b)	Including dilutive effects of subsidiary-issued stock-based awards in 2005.

(19)

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

(20)

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

(21)

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

(22)

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

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Net earnings	$4,946	$4,508	$9,386	$8,698
Investment securities - net	(706)	1,496	(1,378)	676
Currency translation adjustments - net	1,995	(3,734)	1,735	(3,673)
Cash flow hedges - net	201	(333)	379	(11)
Minimum pension liabilities - net	(28)	11	(43)	24
Total	$6,408	$1,948	$10,079	$5,714

(23)

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

A comparison of reported net earnings for 2006 and 2005, and pro-forma net earnings for 2005, including effects of expensing stock options, follows.

	Three months ended June 30			Six months ended June 30
(In millions; per-share amounts in dollars)	2006	2005		2006	2005

Net earnings, as reported	$4,946	$4,508		$9,386	$8,698
Earnings per share, as reported
Diluted	0.48	0.42		0.90	0.82
Basic	0.48	0.43		0.90	0.82
Stock option expense included in net earnings	26	21		50	58
Total stock option expense	26	36	(a)	50	100	(a)

Pro-forma effects
Net earnings, on pro-forma basis		4,493			8,656
Earnings per share, on pro-forma basis
Diluted		0.42			0.81
Basic		0.42			0.82

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

(24)

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

(25)

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

(26)

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

(27)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to the Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the end of the respective restated periods are immaterial.

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

The following table sets forth the effects of the error in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three and six months ended June 30, 2006 and 2005.

	Increase (decrease) in earnings from continuing operations
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Total adjustment	$94	$(139)	$229	$86

Previously reported earnings from continuing
operations	$4,854	$4,376	$8,896	$7,936
Percent variation from previously reported earnings
from continuing operations	1.9%	(3.2)%	2.6%	1.1%

(28)

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

Overview

General Electric Company earnings from continuing operations increased 17% to $4.948 billion in the second quarter of 2006 compared with $4.237 billion in 2005. Earnings per share (EPS) from continuing operations were $0.48 in the second quarter of 2006, up 20% from last year’s $0.40. Five of our six segments contributed double-digit earnings growth for the quarter.

For the first six months of 2006, earnings from continuing operations increased 14% to $9.125 billion compared with $8.022 billion in 2005. EPS from continuing operations were $0.87 in the first six months of 2006, up 16% from last year’s $0.75.

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

(29)

Net earnings increased 10% to $4.946 billion and EPS increased 14% to $0.48 in the second quarter of 2006 compared with $4.508 billion and $0.42, respectively, in 2005.

For the first six months of 2006, net earnings increased 8% to $9.386 billion compared with $8.698 billion in 2005, and EPS increased 10% to $0.90, compared with last year’s $0.82.

Revenues of $40.0 billion in the second quarter of 2006 were 10% higher reflecting strong organic growth of 8%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 9% to $24.4 billion, primarily reflecting organic growth. Sales of product services (including sales of spare parts and related services) increased 11% to $7.4 billion in the second quarter of 2006. Financial services revenues grew 13% to $15.5 billion, reflecting organic growth and the effects of acquisitions.

Revenues for the first six months of 2006 rose 10% to $78.1 billion, compared with $71.0 billion last year. Industrial sales of $47.5 billion were 10% higher than in 2005 reflecting strong organic growth, the effects of the first quarter 2006 Olympics broadcasts and acquisitions. Financial Services revenues for the first six months of 2006 were $30.3 billion, a $2.7 billion, or 10%, increase over the first six months of last year. Revenues increased as a result of acquisitions and organic revenue growth, partially offset by dispositions.

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

(30)

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

(31)

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

(32)

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

(33)

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

(34)

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

(35)

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

(36)

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

(37)

Earnings from discontinued operations, net of taxes, for the first six months of 2005 reflected earnings from GE Insurance Solutions ($0.3 billion), our share of Genworth’s earnings from operations ($0.3 billion) and the gain related to Genworth’s secondary public offering ($0.1 billion).

Corporate items and eliminations expense for the second quarter of 2006, decreased $0.2 billion compared with 2005, as the effects of the GECS commercial paper interest rate swap adjustment more than offset higher costs of our principal pension plans. Corporate item and eliminations expense for the first six months of 2006 increased $0.1 billion principally from higher costs of our principal pension plans.

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

(38)

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

(39)

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

(40)

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

(41)

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(42)

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

(43)

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

(44)

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