Form 10-Q/A
period 2006-09-30
GENERAL ELECTRIC CO
filed 2007-01-19
CIK 40545

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

(2)

Explanatory Note

Overview

General Electric Company (GE) is filing this amendment to its Quarterly Reports on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries of GE, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and nine months ended September 30, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Increase (decrease) in earnings from
continuing operations	$(97)	$173	$132	$259

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and - Item 4 - Controls and Procedures; and Part II - Item 6 - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on October 31, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the three and nine months ended September 30, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

(4)

Effects on Statements of Earnings

	Three months ended September 30		Nine months ended September 30
Income (expense) (In millions; per share amounts in dollars)	2006	2005	2006	2005

Consolidated
Commercial paper interest rate swap
adjustment (note 1) (a)	$(163)	$271	$193	$390
Interest and other financial charges	4	13	23	36
Earnings from continuing operations before
income taxes	(159)	284	216	426
Provision for income taxes	62	(111)	(84)	(167)
Earnings from continuing operations	(97)	173	132	259
Net earnings	(97)	173	132	259

(a)	Included in total revenues.

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Per share amounts - earnings from continuing
operations
Diluted, as reported	$0.49	$0.43	$1.34	$1.18
Adjustment	(0.01)	0.02	0.01	0.02
Diluted, as restated	$0.48	$0.45	$1.35	$1.20

Basic, as reported	$0.49	$0.43	$1.34	$1.18
Adjustment	(0.01)	0.02	0.02	0.03
Basic, as restated	$0.48	$0.45	$1.36	$1.21

Per share amounts - net earnings
Diluted, as reported	$0.48	$0.44	$1.36	$1.25
Adjustment	(0.01)	0.02	0.01	0.02
Diluted, as restated	$0.47	$0.46	$1.37	$1.27

Basic, as reported	$0.48	$0.44	$1.36	$1.25
Adjustment	(0.01)	0.02	0.01	0.03
Basic, as restated	$0.47	$0.46	$1.37	$1.28

(5)

	Three months ended September 30		Nine months ended September 30
Income (expense) (In millions)	2006	2005	2006	2005

GECS
Commercial paper interest rate swap
adjustment (note 1) (a)	$(163)	$271	$193	$390
Interest and other financial charges	4	13	23	36
Earnings from continuing operations before
income taxes	(159)	284	216	426
Provision for income taxes	62	(111)	(84)	(167)
Earnings from continuing operations	(97)	173	132	259
Net earnings	(97)	173	132	259

(a)	Included in total revenues.

For additional information relating to the effect of the restatement, see the following items:

Part I

Item 1 - Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 - Controls and Procedures

Part II:

Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005.

(6)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Sales of goods	$15,656	$14,346	$15,255	$13,823	$519	$543
Sales of services	9,134	7,673	9,223	7,744	-	-
Other income	570	347	613	367	-	-
GECS earnings from continuing operations	-	-	2,607	2,773	-	-
GECS revenues from services	15,496	14,002	-	-	15,756	14,323
GECS commercial paper interest rate swap adjustment	(163)	271	-	-	(163)	271
Total revenues	40,693	36,639	27,698	24,707	16,112	15,137

Cost of goods sold	12,705	11,247	12,343	10,764	480	505
Cost of services sold	5,763	4,754	5,852	4,825	-	-
Interest and other financial charges	5,139	3,702	507	339	4,798	3,495
Investment contracts, insurance losses and
insurance annuity benefits	822	874	-	-	867	926
Provision for losses on financing receivables	965	1,095	-	-	965	1,095
Other costs and expenses	9,233	8,749	3,262	3,200	6,063	5,704
Minority interest in net earnings of
consolidated affiliates	215	230	158	146	57	84
Total costs and expenses	34,842	30,651	22,122	19,274	13,230	11,809

Earnings from continuing operations
before income taxes	5,851	5,988	5,576	5,433	2,882	3,328
Provision for income taxes	(889)	(1,223)	(614)	(668)	(275)	(555)
Earnings from continuing operations	4,962	4,765	4,962	4,765	2,607	2,773
Earnings (loss) from discontinued operations,
net of taxes	(95)	85	(95)	85	(95)	85
Net earnings	$4,867	$4,850	$4,867	$4,850	$2,512	$2,858

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.48	$0.45
Basic earnings per share	$0.48	$0.45

Per-share amounts - net earnings
Diluted earnings per share	$0.47	$0.46
Basic earnings per share	$0.47	$0.46

Dividends declared per share	$0.25	$0.22

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(7)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Sales of goods	$46,715	$42,751	$45,274	$40,912	$1,786	$1,881
Sales of services	26,456	23,662	26,738	23,896	-	-
Other income	1,678	1,260	1,787	1,321	-	-
GECS earnings from continuing operations	-	-	7,606	6,750	-	-
GECS revenues from services	43,728	39,584	-	-	44,477	40,551
GECS commercial paper interest rate swap adjustment	193	390	-	-	193	390
Total revenues	118,770	107,647	81,405	72,879	46,456	42,822

Cost of goods sold	37,188	33,278	35,881	31,553	1,652	1,768
Cost of services sold	17,084	14,861	17,366	15,095	-	-
Interest and other financial charges	14,014	11,136	1,377	1,056	13,088	10,489
Investment contracts, insurance losses and
insurance annuity benefits	2,364	2,500	-	-	2,503	2,642
Provision for losses on financing receivables	2,683	2,955	-	-	2,683	2,955
Other costs and expenses	27,676	26,338	10,305	9,777	17,639	17,037
Minority interest in net earnings of
consolidated affiliates	688	736	507	581	181	155
Total costs and expenses	101,697	91,804	65,436	58,062	37,746	35,046

Earnings from continuing operations
before income taxes	17,073	15,843	15,969	14,817	8,710	7,776
Provision for income taxes	(2,986)	(3,056)	(1,882)	(2,030)	(1,104)	(1,026)
Earnings from continuing operations	14,087	12,787	14,087	12,787	7,606	6,750
Earnings from discontinued operations, net of taxes	166	761	166	761	166	761
Net earnings	$14,253	$13,548	$14,253	$13,548	$7,772	$7,511

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$1.35	$1.20
Basic earnings per share	$1.36	$1.21

Per-share amounts - net earnings
Diluted earnings per share	$1.37	$1.27
Basic earnings per share	$1.37	$1.28

Dividends declared per share	$0.75	$0.66

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(8)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	9/30/06 (Restated)	12/31/05 (Restated)	9/30/06 (Restated)	12/31/05 (Restated)	9/30/06 (Restated)	12/31/05 (Restated)

Cash and equivalents	$13,782	$8,825	$1,739	$2,015	$12,144	$7,130
Investment securities	45,626	42,148	425	461	45,208	41,710
Current receivables	12,535	14,851	12,771	15,058	-	-
Inventories	11,855	10,474	11,681	10,315	174	159
Financing receivables - net	310,231	287,639	-	-	310,258	287,639
Other GECS receivables	16,359	14,332	-	-	20,741	18,625
Property, plant and equipment (including
equipment leased to others) - net	72,246	67,528	15,834	16,504	56,412	51,024
Investment in GECS	-	-	51,035	50,812	-	-
Intangible assets - net	85,468	81,630	60,129	57,839	25,339	23,791
All other assets	98,423	84,828	39,232	36,752	60,391	49,440
Assets of discontinued operations	15,540	61,066	-	-	15,540	61,066
Total assets	$682,065	$673,321	$192,846	$189,756	$546,207	$540,584

Short-term borrowings	$167,206	$158,156	$2,679	$1,127	$165,073	$157,672
Accounts payable, principally trade accounts	18,864	21,183	10,500	11,870	12,145	13,043
Progress collections and price adjustments accrued	4,949	4,456	4,949	4,456	-	-
Other GE current liabilities	20,430	21,042	20,430	21,059	-	-
Long-term borrowings	242,927	212,281	9,010	9,081	235,123	204,397
Investment contracts, insurance liabilities
and insurance annuity benefits	34,570	33,097	-	-	34,894	33,387
All other liabilities	41,863	39,966	23,803	23,273	18,156	16,787
Deferred income taxes	16,374	16,208	4,183	3,733	12,191	12,475
Liabilities of discontinued operations	15,289	49,527	-	-	15,289	49,763
Total liabilities	562,472	555,916	75,554	74,599	492,871	487,524

Minority interest in equity of consolidated affiliates	8,211	8,054	5,910	5,806	2,301	2,248
Common stock (10,308,102,000 and 10,484,268,000
shares outstanding at September 30, 2006 and
December 31, 2005, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,253	1,831	1,253	1,831	1,188	1,754
Currency translation adjustments	4,748	2,532	4,748	2,532	3,774	2,287
Cash flow hedges	(172)	(352)	(172)	(352)	(139)	(343)
Minimum pension liabilities	(895)	(874)	(895)	(874)	(193)	(179)
Other capital	25,344	25,227	25,344	25,227	12,538	12,386
Retained earnings	104,111	97,644	104,111	97,644	33,866	34,906
Less common stock held in treasury	(23,676)	(17,326)	(23,676)	(17,326)	-	-

Total shareowners’ equity	111,382	109,351	111,382	109,351	51,035	50,812

Total liabilities and equity	$682,065	$673,321	$192,846	$189,756	$546,207	$540,584

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $4,934 million and $3,137 million at September 30, 2006, and December 31, 2005, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” September 30, 2006, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(9)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2006 (Restated) (a)	2005 (Restated) (a)	2006 (Restated) (a)	2005 (Restated) (a)	2006 (Restated) (a)	2005 (Restated) (a)

Cash flows - operating activities
Net earnings	$14,253	$13,548	$14,253	$13,548	$7,772	$7,511
Earnings from discontinued operations	(166)	(761)	-	-	(166)	(761)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	6,672	6,483	1,935	1,867	4,737	4,616
Earnings retained by GECS	-	-	899	(1,999)	-	-
Deferred income taxes	1,505	(642)	754	(146)	751	(496)
Decrease in GE current receivables	2,337	1,766	2,307	1,857	-	-
Decrease (increase) in inventories	(1,908)	(919)	(1,893)	(934)	(15)	15
Increase (decrease) in accounts payable	(1,432)	(1,096)	(435)	(1,198)	(946)	468
Increase in GE progress collections	469	395	469	395	-	-
Provision for losses on GECS financing receivables	2,683	2,955	-	-	2,683	2,955
All other operating activities	(2,654)	3,645	196	1,307	297	2,692
Cash from operating activities - continuing operations	21,759	25,374	18,485	14,697	15,113	17,000
Cash from (used for) operating activities - discontinued operations	(64)	3,888	-	-	(64)	3,888
Cash from operating activities	21,695	29,262	18,485	14,697	15,049	20,888

Cash flows - investing activities
Additions to property, plant and equipment	(11,045)	(9,666)	(2,450)	(1,616)	(8,595)	(8,050)
Dispositions of property, plant and equipment	4,429	4,433	-	-	4,429	4,433
Net increase in GECS financing receivables	(24,179)	(5,513)	-	-	(24,179)	(5,513)
Payments for principal businesses purchased	(10,966)	(10,527)	(4,068)	(3,784)	(6,898)	(6,743)
Proceeds from sales of discontinued operations	8,112	6,690	-	-	8,112	6,690
All other investing activities	1,224	(1,347)	1,405	819	(3,483)	(2,937)
Cash used for investing activities - continuing operations	(32,425)	(15,930)	(5,113)	(4,581)	(30,614)	(12,120)
Cash used for investing activities - discontinued operations	(2,469)	(5,250)	-	-	(2,469)	(5,250)
Cash used for investing activities	(34,894)	(21,180)	(5,113)	(4,581)	(33,083)	(17,370)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	600	(9,871)	1,596	(493)	(1,089)	(7,680)
Newly issued debt (maturities longer than 90 days)	60,745	48,289	88	151	60,665	48,159
Repayments and other reductions (maturities longer than 90 days)	(29,754)	(40,866)	(111)	(819)	(29,643)	(40,047)
Net purchases of GE treasury shares	(7,390)	(1,868)	(7,390)	(1,868)	-	-
Dividends paid to shareowners	(7,831)	(7,015)	(7,831)	(7,015)	(8,671)	(5,512)
All other financing activities	(747)	(1,401)	-	-	(747)	(1,401)
Cash from (used for) financing activities - continuing operations	15,623	(12,732)	(13,648)	(10,044)	20,515	(6,481)
Cash from (used for) financing activities - discontinued operations	(257)	249	-	-	(257)	249
Cash from (used for) financing activities	15,366	(12,483)	(13,648)	(10,044)	20,258	(6,232)

Increase (decrease) in cash and equivalents	2,167	(4,401)	(276)	72	2,224	(2,714)
Cash and equivalents at beginning of year	11,801	15,328	2,015	3,155	10,106	12,367
Cash and equivalents at September 30	13,968	10,927	1,739	3,227	12,330	9,653
Less cash and equivalents of discontinued operations at September 30	186	2,154	-	-	186	2,154
Cash and equivalents of continuing operations at September 30	$13,782	$8,773	$1,739	$3,227	$12,144	$7,499

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.
(a)	Certain individual line item within cash from operating activities have been restated.

(10)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2006	2005	2006	2005

Revenues
Infrastructure	$12,104	$10,128	$33,588	$29,723
Industrial	8,526	8,257	25,454	24,178
Healthcare	3,897	3,578	11,712	10,667
NBC Universal	3,631	3,038	11,971	10,497
Commercial Finance	6,006	5,414	17,017	15,415
GE Money (a)	5,590	4,913	15,948	14,530
Total segment revenues	39,754	35,328	115,690	105,010
Corporate items and eliminations	939	1,311	3,080	2,637
Consolidated revenues	$40,693	$36,639	$118,770	$107,647

Segment profit (b)
Infrastructure	$2,336	$1,880	$6,146	$5,336
Industrial	692	629	2,021	1,790
Healthcare	700	589	1,991	1,670
NBC Universal	542	603	2,078	2,291
Commercial Finance	1,290	1,212	3,521	3,010
GE Money (a)	916	810	2,632	2,280
Total segment profit	6,476	5,723	18,389	16,377
Corporate items and eliminations	(393)	49	(1,043)	(504)
GE interest and other financial charges	(507)	(339)	(1,377)	(1,056)
GE provision for income taxes	(614)	(668)	(1,882)	(2,030)
Earnings from continuing operations	4,962	4,765	14,087	12,787
Earnings (loss) from discontinued operations,
net of taxes	(95)	85	166	761
Consolidated net earnings	$4,867	$4,850	$14,253	$13,548

(a)	Formerly known as Consumer Finance.
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

(11)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. 2007 Restatement

General Electric Company (GE) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has not effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective periods are immaterial.

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

(12)

Effects of the restatement by line item follow:

	Three months ended September 30				Nine months ended September 30
	2006		2005		2006		2005
(In millions; per share amounts in dollars) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Statement of Earnings

Consolidated
GECS commercial paper interest rate
swap adjustment (a)	$-	$(163)	$-	$271	$-	$193	$-	$390
Interest and other financial charges	5,143	5,139	3,715	3,702	14,037	14,014	11,172	11,136
Earnings from continuing operations
before income taxes	6,010	5,851	5,704	5,988	16,857	17,073	15,417	15,843
Provision for income taxes	(951)	(889)	(1,112)	(1,223)	(2,902)	(2,986)	(2,889)	(3,056)
Earnings from continuing operations	5,059	4,962	4,592	4,765	13,955	14,087	12,528	12,787
Net earnings	4,964	4,867	4,677	4,850	14,121	14,253	13,289	13,548

(a)								Included in total revenues.

Per share amounts
Earnings from continuing
operations
Diluted earnings per share	$0.49	$0.48	$0.43	$0.45	$1.34	$1.35	$1.18	$1.20
Basic earnings per share	0.49	0.48	0.43	0.45	1.34	1.36	1.18	1.21

Net earnings
Diluted earnings per share	$0.48	$0.47	$0.44	$0.46	$1.36	$1.37	$1.25	$1.27
Basic earnings per share	0.48	0.47	0.44	0.46	1.36	1.37	1.25	1.28

GECS
GECS commercial paper interest rate
swap adjustment (a)	$-	$(163)	$-	$271	$-	$193	$-	$390
Interest and other financial charges	4,802	4,798	3,508	3,495	13,111	13,088	10,525	10,489
Earnings from continuing operations
before income taxes	3,041	2,882	3,044	3,328	8,494	8,710	7,350	7,776
Provision for income taxes	(337)	(275)	(444)	(555)	(1,020)	(1,104)	(859)	(1,026)
Earnings from continuing operations	2,704	2,607	2,600	2,773	7,474	7,606	6,491	6,750
Net earnings	2,609	2,512	2,685	2,858	7,640	7,772	7,252	7,511

(a)								Included in total revenues.

(13)

	9/30/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Consolidated
All other assets	$98,458	$98,423	$84,849	$84,828
Total assets	682,100	682,065	673,342	673,321

Accounts payable	18,788	18,864	21,183	21,183
All other liabilities	41,849	41,863	39,966	39,966
Deferred income taxes	16,484	16,374	16,226	16,208
Total liabilities	562,492	562,472	555,934	555,916

Cash flow hedges	(498)	(172)	(822)	(352)
Retained earnings	104,452	104,111	98,117	97,644
Total shareowners’ equity	111,397	111,382	109,354	109,351
Total liabilities and equity	682,100	682,065	673,342	673,321

GECS
All other assets	$60,426	$60,391	$49,461	$49,440
Total assets	546,242	546,207	540,605	540,584

Accounts payable	12,069	12,145	13,043	13,043
All other liabilities	18,142	18,156	16,787	16,787
Deferred income taxes	12,301	12,191	12,493	12,475
Total liabilities	492,891	492,871	487,542	487,524

Cash flow hedges	(465)	(139)	(813)	(343)
Retained earnings	34,207	33,866	35,379	34,906
Total shareowner’s equity	51,050	51,035	50,815	50,812
Total liabilities and equity	546,242	546,207	540,605	540,584

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

(15)

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

(17)

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

	Three months ended September 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,962	$4,962	$4,765	$4,765
Earnings (loss) from discontinued operations
for per-share calculation(b)	(95)	(95)	82	85
Net earnings available for per-share calculation	$4,867	$4,867	$4,847	$4,850

Average equivalent shares
Shares of GE common stock outstanding	10,317	10,317	10,585	10,585
Employee compensation-related shares,
including stock options	31	-	38	-
Total average equivalent shares	10,348	10,317	10,623	10,585

Per-share amounts
Earnings from continuing operations	$0.48	$0.48	$0.45	$0.45
Earnings (loss) from discontinued operations	$(0.01)	$(0.01)	$0.01	$0.01
Net earnings	$0.47	$0.47	$0.46	$0.46

(18)

	Nine months ended September 30
	2006		2005
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$14,088	$14,087	$12,788	$12,787
Earnings from discontinued operations
for per-share calculation(b)	166	166	753	761
Net earnings available for per-share calculation	$14,254	$14,253	$13,541	$13,548

Average equivalent shares
Shares of GE common stock outstanding	10,380	10,380	10,591	10,591
Employee compensation-related shares,
including stock options	35	-	42	-
Total average equivalent shares	10,415	10,380	10,633	10,591

Per-share amounts
Earnings from continuing operations	$1.35	$1.36	$1.20	$1.21
Earnings from discontinued operations	$0.02	$0.02	$0.07	$0.07
Net earnings	$1.37	$1.37	$1.27	$1.28

(a)	Including dividend equivalents.
(b)	Including dilutive effects of subsidiary-issued stock-based awards in 2005.

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

(19)

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

(20)

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

(21)

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

	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Net earnings	$4,867	$4,850	$14,253	$13,548
Investment securities - net	800	(1,078)	(578)	(402)
Currency translation adjustments - net	481	473	2,216	(3,200)
Cash flow hedges - net	(199)	12	180	1
Minimum pension liabilities - net	22	3	(21)	27
Total	$5,971	$4,260	$16,050	$9,974

(22)

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

A comparison of reported net earnings for 2006 and 2005, and pro-forma net earnings for 2005, including effects of expensing stock options, follows.

	Three months ended September 30			Nine months ended September 30
(In millions; per-share amounts in dollars)	2006	2005		2006	2005

Net earnings, as reported	$4,867	$4,850		$14,253	$13,548
Earnings per share, as reported
Diluted	0.47	0.46		1.37	1.27
Basic	0.47	0.46		1.37	1.28
Stock option expense included in net earnings	27	26		77	84
Total stock option expense	27	41	(a)	77	141	(a)

Pro-forma effects
Net earnings, on pro-forma basis		4,835			13,491
Earnings per share, on pro-forma basis
Diluted		0.45			1.27
Basic		0.46			1.27

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

(23)

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

(24)

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

(25)

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

(26)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restate adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC) and General Electric Capital Services, Inc. (GECS), each wholly-owned subsidiaries of GE from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the end of the respective restated periods are immaterial.

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

The following table sets forth the effects of the error in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three and nine months ended September 30, 2006 and 2005.

	Increase (decrease) in earnings from continuing operations
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Total adjustment	$(97)	$173	$132	$259

Previously reported earnings from continuing
operations	$5,059	$4,592	$13,955	$12,528
Percent variation from previously reported earnings
from continuing operations	(1.9)%	3.8%	0.9%	2.1%

(27)

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

Overview

General Electric Company earnings increased 4% to $4.962 billion in the third quarter of 2006 compared with $4.765 billion in 2005. Earnings per share (EPS) were $0.48 in the third quarter of 2006, up 7% from last year’s $0.45. Four of our six segments contributed double-digit earnings growth for the quarter.

For the first nine months of 2006, earnings increased 10% to $14.087 billion compared with $12.787 billion in 2005. EPS were $1.35 in the first nine months of 2006, up 13% from last year’s $1.20.

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

Net earnings of $4.867 billion in the third quarter of 2006 was relatively unchanged from $4.850 billion in 2005. EPS increased 2% from $0.46 in the third quarter of 2005 to $0.47 in 2006.

(28)

For the first nine months of 2006, net earnings increased 5% to $14.253 billion compared with $13.548 billion in 2005, and EPS increased 8% to $1.37, compared with last year’s $1.27.

Revenues of $40.7 billion in the third quarter of 2006 were 11% higher reflecting strong organic revenue growth of 10%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 13% to $24.5 billion, primarily reflecting organic growth. Sales of product services (including sales of spare parts and related services) increased 11% to $7.4 billion in the third quarter of 2006. Financial services revenues grew 6% to $16.1 billion, reflecting organic revenue growth and the effects of acquisitions.

Revenues for the first nine months of 2006 rose 10% to $118.8 billion, compared with $107.6 billion last year. Industrial sales of $72.0 billion were 11% higher than in 2005 reflecting strong organic growth, the effects of the first quarter 2006 Olympics broadcasts and acquisitions. Financial Services revenues for the first nine months of 2006 were $46.5 billion, a $3.6 billion, or 8%, increase over the first nine months of last year. Revenues increased as a result of acquisitions and organic revenue growth, partially offset by dispositions and the strengthening U.S. dollar.

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

(29)

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

(30)

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

(31)

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

(32)

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

(33)

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

(34)

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

(35)

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

(36)

Corporate items and eliminations expense for the third quarter of 2006 increased $0.4 billion, reflecting a lower GECS commercial paper interest rate swap adjustment in 2006 ($0.3 billion), the lack of a current-year counterpart to 2005 gains on sales of investment securities by continuing insurance operations ($0.1 billion) and higher costs of our principal pension plans ($0.1 billion).

Corporate items and eliminations expense for the nine months ended September 30, 2006, increased $0.5 billion, principally reflecting higher pension costs partially offset by a lower GECS commercial paper interest rate swap adjustment ($0.1 billion).

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

(37)

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

(38)

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

(39)

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

(40)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

(41)

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(42)

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

(43)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
January 19, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(44)