Form 10-K
period 2006-12-31
GENERAL ELECTRIC CO
filed 2007-02-27
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
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

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $367.3 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,283,130,000 shares of voting common stock with a par value of $0.06 outstanding at February 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareowners for the fiscal year ended December 31, 2006 is incorporated by reference in Parts I, II and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 25, 2007, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in note 1 to the consolidated financial statements on page 74 of the 2006 Annual Report to Shareowners of General Electric Company (the Company). The financial section of such Annual Report to Shareowners (pages 45 through 113 of that document) is described in Part IV Item 15(a)(1) and set forth in Exhibit 13 of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2006 Annual Report to Shareowners. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company.

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

Our products include major appliances; lighting products; industrial automation products; medical diagnostic imaging systems; bioscience assays and separation technology products; electrical distribution and control equipment; locomotives; power generation and delivery products; nuclear power support services and fuel assemblies; commercial and military aircraft jet engines; chemicals and equipment for treatment of water and process systems; security equipment and systems; and engineered materials, such as plastics.

Our services include product services; electrical apparatus installation, engineering, and repair and rebuilding services. Through our affiliate, NBC Universal, Inc., we produce and deliver network television services, operate television stations, produce and distribute motion pictures, operate cable/satellite networks, operate theme parks, and program activities in multimedia and the Internet. Through another affiliate, General Electric Capital Services, Inc., we offer a broad array of financial and other services including consumer financing, commercial and industrial financing, real estate financing, asset management and leasing, mortgage services and consumer savings.

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network is one of four major U.S. commercial broadcast television networks. We also compete with syndicated broadcast television programming, cable and satellite television programming activities and in the motion picture industry. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

(3)

       This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest and exchange rates and commodity and equity prices; the commercial and consumer credit environment; the impact of regulation and regulatory, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Our consolidated global revenues increased to $87.4 billion in 2006, compared with $75.6 billion in 2005 and $66.2 billion in 2004. For additional information about our global operations, see page 57 of the 2006 Annual Report to Shareowners.

Operating Segments

Segment revenue and profit information is presented on page 53 of the 2006 Annual Report to Shareowners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 52-56 of that report and in note 26 (page 100) to the consolidated financial statements.

In January 2007, we announced the planned acquisitions of Smiths Aerospace and Vetco-Gray by Infrastructure and Abbott’s primary in vitro diagnostics businesses and Abbott Point-of-Care diagnostics business by Healthcare. Also during January 2007, we announced that we were reviewing the potential disposition of our Plastics business by Industrial. In the fourth quarter of 2006, we completed the sales of our Advanced Materials business by Industrial and GE Life, our U.K.-based life insurance business. We have reported GE Life as a discontinued operation for all periods presented.

Operating businesses that are reported as segments include Infrastructure, Commercial Finance, GE Money (formerly Consumer Finance), Healthcare, NBC Universal and Industrial. There is appropriate elimination of the net earnings of GECS and the immaterial effect of transactions between segments to arrive at total consolidated data. A summary description of each of our operating segments follows.

We will also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Infrastructure

Infrastructure (29.0%, 28.3% and 27.8% of consolidated revenues in 2006, 2005 and 2004, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries.

Our operations are located in North America, Europe, Asia and South America.

(4)

Aviation and Aviation Financial Services

Aviation produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications, and our commercial engines power aircraft in all categories of range: short/medium, intermediate and long-range, as well as executive and regional aircraft. We also produce engines through CFM International, a company jointly owned by GE and Snecma, a subsidiary of SAFRAN of France; and new engines are being designed and marketed in joint ventures with the Pratt & Whitney division of United Technologies Corporation and Honda Aero, Inc., a division of Honda Motor Co., Ltd.

We provide maintenance, component repair and overhaul services (MRO), including sales of replacement parts, for many models of engines, including repair and overhaul of engines manufactured by competitors.

The worldwide competition in aircraft jet engines and MRO (including parts sales) is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies.

Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in technology, the small number of potential customers and the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although these cycles differ from each other.

On January 15, 2007, Aviation announced the acquisition of Smiths Aerospace from Smiths Group plc for approximately $4.8 billion in cash. Smiths Aerospace is a $2.4 billion (sales) global aerospace systems and equipment company that includes innovative flight management systems, airborne platform computing systems, power generation, conversion and distribution products, actuation products and systems for flight control, thrust reversers and landing gear applications, various engine components and a global customer services organization to military and commercial airframe manufacturers. The acquisition is subject to regulatory approvals in the U.S. and abroad.

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

(5)

The North American commercial aviation industry improved during 2006 because of a strong revenue environment and continued cost reduction efforts by the airlines, despite rising fuel prices. Although these conditions have improved the overall industry outlook, the airlines continue to face challenges and financial pressure that affect a portion of our commercial aviation business. Several airlines are experiencing major restructuring and reorganization, including those who remain in, or recently emerged from, bankruptcy, while others could be candidates for further industry consolidation.

Energy and Energy Financial Services

Energy serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. We offer wind turbines as part of our renewable energy portfolio, which also includes solar and geothermal technology. We also sell aircraft engine derivatives for use as industrial power sources. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a worldwide supplier of gas turbines for Integrated Gasification Combined Cycle (IGCC) applications, having provided gas turbines for a significant number of the world’s operating IGCC plants. IGCC systems convert coal and other hydrocarbons into synthetic gas that, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are also a part of this segment. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

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

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy and water companies, and other finance and leasing companies. Competition is primarily based on price, that is interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

(6)

Oil & Gas

Oil & Gas supplies advanced technology turbomachinery, principally compressors and turbines, and services (including pipeline inspection and integrity solutions) for the production, transportation and refining of oil and natural gas. A truly global business, Oil & Gas supports the world’s leading national and international oil companies with latest technology products and services that drive improvements in productivity, efficiency and environmental performance.

Signaling a major expansion of its footprint in the industry, on February 23, 2007, Oil & Gas acquired Vetco Gray, one of the world’s leading suppliers of drilling, completion and production equipment for onshore and subsea applications in oil and gas fields. The business supplies flow control valves (known as “Christmas trees”), control systems, wellheads, manifolds, risers and associated after-market services.

The global demand for oil and gas, coupled with a geographic imbalance between supply and demand is promoting investment in the exploration, production, transportation and processing segments of the industry.

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

(7)

Water

Water offers productivity solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems including mobile treatment systems and desalination processes. During 2006, we acquired ZENON Environmental Inc., a global leader in advanced membranes for water purification and wastewater treatment

For information about orders and backlog, see page 54 of the 2006 Annual Report to Shareowners.

Commercial Finance

Commercial Finance (14.6%, 14.0% and 14.5% of consolidated revenues in 2006, 2005 and 2004, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

During 2006, we made a number of acquisitions, the most significant of which were Arden Realty, Inc., a commercial real estate company in the U.S.; Banque Artesia Nederland N.V., a subsidiary of Dexia Group; the custom fleet business of National Australia Bank Ltd.; and several senior housing portfolios from Formation Capital LLC.

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

Our headquarters are in Norwalk, Connecticut with offices throughout North America, South America, Europe, Australia and Asia.

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

(8)

Real Estate

Real Estate offers a comprehensive range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, parking facilities and industrial properties. Our typical real estate loans are intermediate term, may be either senior or subordinated, fixed or floating-rate, and are secured by existing income-producing commercial properties. Certain of our originations of low loan-to-value loans are conducted for term securitization within one year; certain of our equity investments, including properties we acquire for investment, are sold under favorable market conditions. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices. Rental income generally approximates operating expenses, which include depreciation and amortization.

GE Money

GE Money (13.3%, 13.1% and 11.7% of consolidated revenues in 2006, 2005 and 2004, respectively), formerly Consumer Finance, is a leading provider of financial services to consumers and retailers in over 50 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; corporate travel and purchasing cards; debt consolidation; home equity loans; deposit and other savings products, and credit insurance on a global basis.

In 2006, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was the private-label credit card portfolio of Hudson’s Bay Company, the largest department store retailer in Canada.

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

(9)

Healthcare

Healthcare (10.1%, 10.2% and 10.0% of consolidated revenues in 2006, 2005 and 2004, respectively) manufactures, sells and services a wide range of medical equipment including equipment for magnetic resonance (MR), computed tomography (CT), positron emission tomography (PET) imaging, x-ray, patient monitoring, diagnostic cardiology, nuclear imaging, ultrasound, bone densitometry, anesthesiology and oxygen therapy, neonatal and critical care, and therapy. In April 2004, we acquired Amersham plc, a world leader in medical diagnostics and life sciences. Products include diagnostic imaging agents used in medical scanning procedures, protein separations products including chromotography purification systems used in the manufacture of bio-pharmaceuticals, and high-throughput systems for applications in genomics, proteomics and bioassays. We sell products and product services to hospitals, medical facilities, pharmaceutical and biotechnology companies and to the life science research market worldwide. Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services. During 2006, we acquired IDX Systems Corporation, a leading healthcare information technology provider and Biacore International AB, a leading provider of systems for protein interaction analysis.

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

For information about orders and backlog, see page 55 of the 2006 Annual Report to Shareowners.

Our headquarters are in Chalfont St. Giles, United Kingdom and our operations are located in North America, Europe, Asia, Australia and South America.

NBC Universal

NBC Universal, Inc. (NBC Universal) (9.9%, 9.9% and 9.6% of consolidated revenues in 2006, 2005 and 2004, respectively) was formed in May 2004 upon the combination of NBC with Vivendi Universal Entertainment LLLP and certain related assets. NBC Universal is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production and distribution of television programs and motion pictures; the operation, under licenses from the U.S. Federal Communications Commission (FCC), of television broadcasting stations; the ownership of several cable/satellite networks around the world; the operation of theme parks; and investment and programming activities in multimedia and the internet. The NBC television network is one of four major U.S. commercial broadcast television networks and serves 230 affiliated stations within the United States. Telemundo is a U.S. Spanish-language commercial broadcast television network. At December 31, 2006, we owned and operated 26 television stations including those located in Los Angeles, CA; Miami, FL; Chicago, IL; New York, NY; Philadelphia, PA and Washington, DC. Broadcasting operations of the NBC television network, the Telemundo network, and the company’s owned stations are subject to FCC regulation. Our operations include cable television networks, principally USA Network, Bravo, CNBC, SciFi Channel, MSNBC, the Sundance Channel and entertainment channels across Europe and Latin America. We have secured exclusive United States television rights to the 2008, 2010 and 2012 Olympic Games, National Football League Sunday Night Football and Super Bowls in 2009 and 2012.

(10)

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

NBC Universal’s headquarters are in New York, New York and our operations are global.

Industrial

Industrial (20.5%, 22.1% and 22.9% of consolidated revenues in 2006, 2005 and 2004, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also provide asset management services for the transportation industry.

Our operations are located in North America, Europe, Asia and South America.

Consumer & Industrial

Consumer & Industrial sells products that share several characteristics - competitive design, efficient manufacturing and effective distribution and service. Strong global competition rarely permits premium pricing, so cost control, including productivity, is key. Despite pricing pressures on many of our products, we also invest in the development of differentiated, premium products that are more profitable. While some Consumer & Industrial products are primarily directed to consumer applications (major appliances, for example), and some primarily to industrial applications (switchgear, for example), others are directed to both markets (lighting, for example).

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, and residential water systems for filtration, softening and heating. Brands are Monogram®, GE Profile™, GE®, and Hotpoint®.

We manufacture certain products, and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction are our second major U.S. channel. We offer the largest OEM service organization in the appliances industry, providing in-home repair, extended service plans, warranty administration and risk management services. We also manufacture and sell a variety of lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

(11)

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

Equipment Services

Equipment Services is a provider of transport solutions for domestic and international supply chains. We offer a wide range of equipment leasing and intelligence-based asset management and logistics services for commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, and land and marine shipping containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and manage credit risk as well as providing our customers with solutions to assist in asset and supply chain management.

Plastics

Plastics manufactures and sells high-performance plastics and structured products used by compounders, molders, and major original equipment manufacturers for use in a variety of applications, including fabrication of automotive parts, computer enclosures, compact disks and optical-quality media, major appliance parts, telecommunications equipment and construction materials. Our business has a significant operating presence around the world and we participate in numerous manufacturing and distribution joint ventures.

Our business environment is characterized by technological innovation and heavy capital investment. To remain competitive we must maintain emphasis on efficient manufacturing process implementation and devote significant resources to market and application development. Our competitors include large, technology-driven suppliers of the same, as well as other functionally similar, materials. Our business is cyclical and is sensitive to variations in price and to the effects of supply/demand factors on the cost of utilities and raw materials such as benzene, cumene and phenol. Competition is affected by availability of manufacturing capacity and anticipation of new product or material performance requirements. Our application development, often in association with our existing or potential customers, and associated technology assistance have added additional demand. Product and manufacturing process patents establish barriers to entry in many product lines. In January 2007, we announced that we are reviewing the potential disposition of our Plastics business.

(12)

Other

Prior to the sale of our Advanced Materials business in December 2006, our Industrial business also sold silicones and high-purity quartzware. We sold these materials to a diverse, worldwide customer base, mainly manufacturers. Our business had a significant operating presence around the world and we participated in numerous manufacturing and distribution joint ventures.

We also offer protection and productivity solutions to some of the most pressing issues that industries face: safe facilities, plant automation and sensing applications in the operating environment. From home to industry to national security, our technology covers the full spectrum of security solutions, including card access systems, high-tech video monitoring, intrusion and smoke detection, real estate and property control, and explosives and narcotics detection. We are an industry leader in the design and manufacture of measurement elements, equipment and systems that enable customers to monitor, protect, control and ensure the safety of their critical applications. These products include precision sensors for temperature, flow rate, pressure, humidity, gas, infrared and ultrasonic applications; high-quality handheld and portable field calibrators; equipment for detection of material defects; stand-alone measurement instrumentation; and systems that provide the end-to-end solutions necessary to validate or certify vital commercial and industrial processes. We deliver automation hardware and software designed to help users reduce costs, increase efficiency and enhance profitability through a diverse array of capabilities and products, including controllers, embedded systems, advanced software, motion control, computer numerical controls, operator interfaces, industrial computers, and lasers.

Our products and services are sold to a diverse worldwide commercial and residential customer base in the transportation, industrial, pharmaceutical and healthcare markets. Our business environment is characterized by technological innovation and market growth. Our competitors include technology-driven suppliers of the same, as well as other functionally equivalent products and services.

Discontinued Operations

Discontinued operations includes the results of GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions); and Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

Geographic Data, Exports from the U.S. and Total Global Operations

Geographic data (based on the location of the Company operation supplying goods or services and including exports from the U.S. to unaffiliated customers) are reported in note 26 to the consolidated financial statements on page 100 of the 2006 Annual Report to Shareowners.

Additional financial data about our exports from the U.S. and total global operations are provided on page 57 of the 2006 Annual Report to Shareowners.

(13)

Orders Backlog

See pages 54, 55 and 66 of the 2006 Annual Report to Shareowners for information about our backlog of unfilled orders.

Research and Development

Total expenditures for research and development were $3,659 million, $3,425 million and $3,091 million in 2006, 2005 and 2004, respectively. Of these amounts, $2,969 million in 2006 was GE-funded ($2,741 million in 2005 and $2,443 million in 2004); and $690 million in 2006 was funded by customers ($684 million in 2005 and $648 million in 2004), principally the U.S. government. Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Healthcare and Infrastructure’s Energy business also made significant expenditures funded primarily by GE.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

We are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.2 billion in 2006 and $0.1 billion in 2005. We presently expect that such remediation actions will require average annual expenditures in the range of $0.2 billion to $0.3 billion over the next two years.

The U.S. Environmental Protection Agency (EPA) ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York state. On November 2, 2006, the U.S. District Court for the Northern District of New York approved a consent decree entered into between GE and the EPA that represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge PCB-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after phase 1. Under this consent decree, we have committed up to $0.1 billion to reimburse the EPA for its past and future project oversight costs and agreed to perform the first phase of dredging. We further committed that, subject to future agreement with the EPA about completion of dredging after completion of phase 1 and the peer review, we will be responsible for further costs, including costs of phase 2 dredging. Our Statement of Financial Position as of December 31, 2006 and 2005, included liabilities for the estimated costs of this remediation.

Employee Relations

At year-end 2006, General Electric Company and consolidated affiliates employed approximately 319,000 persons, of whom approximately 155,000 were employed in the United States. For further information about employees, see page 67 of the 2006 Annual Report to Shareowners.

(14)

Approximately 19,500 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 150 different local collective bargaining groups. A majority of such employees are represented by union locals that are affiliated with, and bargain in conjunction with, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE/CWA-AFL-CIO). During 2003, General Electric Company negotiated four-year contracts with unions representing a substantial majority of those United States employees who are represented by unions. Most of these contracts will terminate in June 2007, and we will be engaged in negotiations to attain new agreements. While results of the 2007 union negotiations cannot be predicted, our recent past negotiations have resulted in agreements that increased costs.

Approximately 3,500 staff employees (and a large number of freelance employees) in the United States are covered by about 160 labor agreements to which NBC Universal is a party. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

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

Agencies of the U.S. Government constitute our largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	2006	2005	2004	2006	2005	2004

Total sales to U.S. Government Agencies	2%	2%	2%	3%	3%	4%
Infrastructure segment defense-related sales	2	2	2	3	3	3

GE is a trademark and service mark of General Electric Company; NBC is a trademark and service mark of NBC Universal, Inc.; and MSNBC is a trademark and service mark of MSNBC Cable, LLC.

(15)

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section of our 2006 Annual Report to Shareowners and in the business descriptions in Item 1. of this Form 10-K. Below, we have described certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

Our global growth is subject to a number of economic and political risks

We conduct our operations in virtually every part of the world. Global economic developments affect businesses such as ours in many ways. Operations are subject to the effects of global competition. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

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

(16)

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms, which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

We are subject to a wide variety of laws and regulations

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may even require us to modify our business objectives if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from local laws, such as laws which reduce the allowable lending rate or limit consumer borrowing, and from local liquidity regulations, that may increase the risks of not being able to retrieve assets and changes to tax law which may affect our return on investments. Our business and the industries in which we operate are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

Changes in the real estate markets are highly uncertain

We provide financing for the acquisition, refinancing and renovation of various types of properties. We also consider opportunities to buy and sell properties which may result in significant outlays or proceeds of cash, either individually or in the aggregate. The profitability of real estate investments is largely dependent upon the specific geographic market in which they are located and the perceived value of that market at the time of sale. We may have difficulty optimizing that mix and such activity may vary significantly from one year to the next.

(17)

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Manufacturing operations are carried out at approximately 230 manufacturing plants located in 37 states in the United States and Puerto Rico and at 274 manufacturing plants located in 43 other countries.

Item 3. Legal Proceedings

As previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by us and General Electric Capital Corporation (GECC). In August 2005 the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC staff has continued to subpoena documents and take testimony in this matter. We and GECC continue to cooperate fully with its investigation.

In the course of the SEC investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant (OCA). We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and conveyed our views to the staff of OCA. Following our discussions, however, OCA communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement. Accordingly, we restated our previously reported financial results to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001.

As previously disclosed, on April 16, 2004, the New York Department of Environmental Conservation (DEC) informed the company that it would be seeking $97,800 in penalties for violations of the state of New York’s water and hazardous waste laws at its Waterford, New York facility. In July 2004, DEC informed the company that it was dropping certain allegations and including others pertaining to the reporting of information and increasing its penalty demand to $117,000. The matter was settled in October 2006 and the company has paid a penalty of $90,000.

As previously disclosed, in April 2006, the U.S. Environmental Protection Agency (EPA) informed the company that it was contemplating seeking $990,000 in penalties for violations of the Clean Air Act at its Mt. Vernon, Indiana Plastics facility. EPA has asserted that the company failed to adequately control emissions from valves and inlet pipes in an underground piping system. We disagree with those assertions and EPA has already modified its position to reduce the number of potential violations based on conversations with us. The company continues to engage in settlement discussions with the Agency over both the nature and severity of the alleged violations.

(18)

As previously disclosed, in August 2006, the New Jersey Department of Environmental Protections (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at GECC’s Linden, New Jersey facility. The DEP has alleged that emissions from the facility exceeded thresholds established in the site’s permit. GECC has requested a hearing to contest the fine, and DEP has offered to settle the matter for 50% of the proposed penalty. GECC is continuing to discuss the matter with the state of New Jersey.

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

With respect to “Market Information”, in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on The London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2006
Fourth quarter	$38.49	$34.62	$.28
Third quarter	35.65	32.06	.25
Second quarter	35.24	32.78	.25
First quarter	35.63	32.21	.25

2005
Fourth quarter	$36.34	$32.67	$.25
Third quarter	35.78	32.85	.22
Second quarter	37.34	34.15	.22
First quarter	36.89	34.95	.22

As of January 31, 2007, there were about 626,000 shareowner accounts of record.

(19)

Five-year financial performance graph: 2002-2006

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index and the Dow Jones Industrial Average on December 31, 2001, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2006.

	2001	2002	2003	2004	2005	2006

GE	$100	$62	$81	$98	$97	$106
S&P 500	100	78	100	111	117	135
DJIA	100	85	109	115	117	139

(20)

Period(a)	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2006
October	21,544	$35.53	15,716
November	11,310	$35.72	6,235
December	16,215	$36.57	7,619
Total	49,069	$35.92	29,570	$11.8 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 19,499 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

Item 6. Selected Financial Data

Incorporated by reference to data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 67 of the Annual Report to Shareowners for the fiscal year ended December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to pages 48-66 and 109-111 of the Annual Report to Shareowners for the fiscal year ended December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to pages 60 and 61 of the Annual Report to Shareowners for the fiscal year ended December 31, 2006.

Item 8. Financial Statements and Supplementary Data

See index under item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

(21)

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2006. We identified the following material weakness in our internal control over financial reporting - we did not have adequately designed procedures to designate each hedged commercial paper transaction with the specificity required by Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement that resulted from this material weakness is discussed in (b) below. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Other than with respect to the identification of this material weakness, there was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 46 and 47 of the Annual Report to Shareowners for the fiscal year ended December 31, 2006.

Item 9B. Other Information

Not applicable.

(22)

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant (As of February 27, 2007)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	51	January 1997
Philip D. Ameen	Vice President and Comptroller	58	April 1994
Kathryn A. Cassidy	Vice President and GE Treasurer	52	March 2003
William J. Conaty	Senior Vice President, Human Resources Advisor	61	October 1993
Pamela Daley	Senior Vice President, Corporate Business Development	54	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	59	February 2004
Joseph M. Hogan	Senior Vice President, GE Healthcare	49	November 2000
John F. Lynch	Senior Vice President, Human Resources	54	January 2007
Michael A. Neal	Vice Chairman of General Electric Company; Chairman, GE Capital Services	53	September 2002
David R. Nissen	Senior Vice President, GE Money	55	September 2002
John G. Rice	Vice Chairman of General Electric Company; President & CEO, GE Infrastructure	50	September 1997
Keith S. Sherin	Senior Vice President and Chief Financial Officer	48	January 1999
Lloyd G. Trotter	Vice Chairman of General Electric Company; President & CEO, GE Industrial	61	November 1992
Robert C. Wright	Vice Chairman of General Electric Company	63	July 2000
Jeffrey A. Zucker	President and CEO, NBC Universal, Inc.	41	February 2007

All Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Additional Information” in the definitive proxy statement filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held April 25, 2007.

Item 11. Executive Compensation

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2006 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2006,” “Pension Benefits in Fiscal 2006,” “Nonqualified Deferred Compensation Table in Fiscal 2006,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation for Fiscal 2006” in the definitive proxy statement filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held April 25, 2007.

(23)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to “Information on Stock Ownership” in the definitive proxy statement filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held April 25, 2007.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to note 24 on pages 97 and 98 of the Annual Report to Shareowners for the fiscal year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to “Certain Relationships and Related Person Transactions” and “Corporate Governance” in the registrant’s definitive proxy statement filed with the SEC relating to its Annual Meeting of Shareowners to be held April 25, 2007.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to “Independent Auditor” in the registrant’s definitive proxy statement filed with the SEC relating to its Annual Meeting of Shareowners to be held April 25, 2007.

(24)

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.
Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Shareowners for the fiscal year ended December 31, 2006, a copy of which is attached as Exhibit 13.

Annual Report Page(s)

Statement of earnings for the years ended December 31, 2006, 2005 and 2004	68
Consolidated statement of changes in shareowners’ equity for the years ended December 31, 2006, 2005 and 2004	68
Statement of financial position at December 31, 2006 and 2005	70
Statement of cash flows for the years ended December 31, 2006, 2005 and 2004	72
Management’s annual report on internal control over financial reporting	46
Report of independent registered public accounting firm	47
Other financial information:
Summary of operating segments	53
Notes to consolidated financial statements	74-108
Operating segment information	52-56 100 108
Geographic segment information	57 and 100
Operations by quarter (unaudited)	107

(a)2.	The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3.	Exhibit Index

3(a)
The Certificate of Incorporation, as amended, of General Electric Company (Incorporated by reference to Exhibit (3) of General Electric’s Current Report on Form 8-K dated April 27, 2000 (Commission file number 1-35)).

	3(b)	The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit (3) of General Electric’s Current Report on Form 8-K dated April 25, 2006 (Commission file number 1-35)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

(25)

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

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

4(f)
Senior Note Indenture dated as of January 1, 2003, between GE and The Bank of New York, as trustee for the senior debt securities (Incorporated by reference to Exhibit 4(a) to GE’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 1-35)).

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

4(j)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A., and J.P. Morgan Bank Luxembourg, S.A., dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(f) to General Electric Capital Services, Inc.’s Form 10-K Report for the fiscal year ended December 31, 2006).

4(k)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(26)

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

(27)

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

(28)

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

(dd)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10(dd) to the General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 2005).

(ee)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric 1990 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 of General Electric’s Current Report on Form 8-K dated September 15, 2004 (Commission file number 1-35)).

	(ff)	General Electric 2006 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10 of General Electric’s Current Report on Form 8-K dated September 16, 2005 (Commission file number 1-35)).

(11)	Statement re Computation of Per Share Earnings.**

(29)

	(12)	Computation of Ratio of Earnings to Fixed Charges.*

	(13)	GE’s 2006 Annual Report to Shareowners, certain sections of which have been incorporated herein by reference.*

	(21)	Subsidiaries of Registrant.*

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

99(a)
Income Maintenance Agreement, dated March 28, 1991, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 99(h) to General Electric Capital Corporation’s Registration Statement on Form S-3 (File No. 333-100527).

99(b)
Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 1-35) for the fiscal year ended December 31, 1992).

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in note 9 to the 2006 Annual Report to Shareowners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(30)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 27th day of February 2007.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

(31)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 27, 2007
Keith S. Sherin Senior Vice President, Finance and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	February 27, 2007
Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact February 27, 2007

(32)