Form 10-Q
period 2007-03-31
GENERAL ELECTRIC CO
filed 2007-04-27
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 OR

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

There were 10,288,157,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2007.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2007	2006	2007	2006	2007	2006

Sales of goods	$14,293	$14,535	$14,325	$14,026	$32	$555
Sales of services	8,392	8,949	8,533	9,060	-	-
Other income	488	451	551	479	-	-
GECS earnings from continuing operations	-	-	3,025	2,405	-	-
GECS revenues from services	17,022	13,886	-	-	17,302	14,126
GECS commercial paper interest rate swap adjustment	-	208	-	-	-	208
Total revenues	40,195	38,029	26,434	25,970	17,334	14,889

Cost of goods sold	11,588	11,656	11,627	11,188	25	513
Cost of services sold	5,263	6,005	5,404	6,117	-	-
Interest and other financial charges	5,699	4,348	575	384	5,324	4,094
Investment contracts, insurance losses and
insurance annuity benefits	860	749	-	-	930	805
Provision for losses on financing receivables	1,174	822	-	-	1,174	822
Other costs and expenses	9,975	9,037	3,604	3,396	6,444	5,723
Minority interest in net earnings of
consolidated affiliates	219	238	126	163	93	75
Total costs and expenses	34,778	32,855	21,336	21,248	13,990	12,032

Earnings from continuing operations
before income taxes	5,417	5,174	5,098	4,722	3,344	2,857
Provision for income taxes	(907)	(997)	(588)	(545)	(319)	(452)
Earnings from continuing operations	4,510	4,177	4,510	4,177	3,025	2,405
Earnings (loss) from discontinued operations,
net of taxes	(2)	263	(2)	263	(2)	263
Net earnings	$4,508	$4,440	$4,508	$4,440	$3,023	$2,668

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.44	$0.40
Basic earnings per share	$0.44	$0.40

Per-share amounts - net earnings
Diluted earnings per share	$0.44	$0.42
Basic earnings per share	$0.44	$0.43

Dividends declared per share	$0.28	$0.25

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	3/31/07	12/31/06	3/31/07	12/31/06	3/31/07	12/31/06

Cash and equivalents	$19,260	$14,275	$9,076	$4,480	$13,173	$12,629
Investment securities	45,176	47,826	381	342	44,803	47,492
Current receivables	12,696	13,954	12,977	14,278	-	-
Inventories	13,137	11,401	13,074	11,347	63	54
Financing receivables - net	335,425	334,205	-	-	335,452	334,232
Other GECS receivables	15,493	17,067	-	-	20,230	21,853
Property, plant and equipment (including
equipment leased to others) - net	77,746	74,966	16,648	16,738	61,098	58,228
Investment in GECS	-	-	52,690	54,097	-	-
Intangible assets - net	89,352	86,433	61,831	60,465	27,521	25,968
All other assets	105,795	97,112	35,229	34,078	71,640	64,212
Total assets	$714,080	$697,239	$201,906	$195,825	$573,980	$564,668

Short-term borrowings	$175,002	$172,153	$5,165	$2,212	$173,346	$173,316
Accounts payable, principally trade accounts	19,690	21,697	11,359	11,913	12,260	13,923
Progress collections and price adjustments accrued	6,065	5,248	6,065	5,248	-	-
Other GE current liabilities	19,717	21,416	19,717	21,416	-	-
Long-term borrowings	275,071	260,804	9,117	9,085	267,185	252,963
Investment contracts, insurance liabilities
and insurance annuity benefits	34,750	34,499	-	-	35,180	34,807
All other liabilities	47,785	46,884	28,350	26,060	19,452	20,935
Deferred income taxes	13,497	14,171	2,006	1,954	11,491	12,217
Liabilities of discontinued operations	482	475	-	-	482	455
Total liabilities	592,059	577,347	81,779	77,888	519,396	508,616

Minority interest in equity of consolidated affiliates	7,852	7,578	5,958	5,623	1,894	1,955
Common stock (10,288,157,000 and 10,277,373,000
shares outstanding at March 31, 2007 and
December 31, 2006, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	1,306	1,608	1,306	1,608	1,268	1,594
Currency translation adjustments	6,131	6,181	6,131	6,181	4,603	4,837
Cash flow hedges	(73)	(129)	(73)	(129)	(104)	(171)
Benefit plans	(4,171)	(4,406)	(4,171)	(4,406)	(263)	(278)
Other capital	25,630	25,486	25,630	25,486	12,534	12,537
Retained earnings	109,293	107,798	109,293	107,798	34,651	35,577
Less common stock held in treasury	(24,616)	(24,893)	(24,616)	(24,893)	-	-

Total shareowners’ equity	114,169	112,314	114,169	112,314	52,690	54,097

Total liabilities and equity	$714,080	$697,239	$201,906	$195,825	$573,980	$564,668

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $3,193 million and $3,254 million at March 31, 2007, and December 31, 2006, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” March 31, 2007, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2007	2006	2007	2006	2007	2006

Cash flows - operating activities
Net earnings	$4,508	$4,440	$4,508	$4,440	$3,023	$2,668
Loss (earnings) from discontinued operations	2	(263)	-	-	2	(263)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,585	2,132	656	633	1,929	1,499
Net earnings retained by GECS	-	-	849	736	-	-
Deferred income taxes	3	307	(19)	73	22	234
Decrease in GE current receivables	1,607	1,839	1,587	2,472	-	-
Increase in inventories	(1,311)	(878)	(1,305)	(876)	(6)	(2)
Decrease in accounts payable	(819)	(1,422)	(538)	(683)	(121)	(385)
Increase (decrease) in GE progress collections	680	(108)	680	(108)	-	-
Provision for losses on GECS financing receivables	1,174	822	-	-	1,174	822
All other operating activities	(3,506)	(1,451)	956	25	(4,211)	(1,312)
Cash from operating activities - continuing operations	4,923	5,418	7,374	6,712	1,812	3,261
Cash from operating activities - discontinued operations	19	91	-	-	19	91
Cash from operating activities	4,942	5,509	7,374	6,712	1,831	3,352

Cash flows - investing activities
Additions to property, plant and equipment	(4,905)	(2,931)	(918)	(853)	(4,052)	(2,131)
Dispositions of property, plant and equipment	2,716	1,113	-	-	2,716	1,113
Net increase in GECS financing receivables	(1,363)	(2,483)	-	-	(1,234)	(3,063)
Proceeds from sale of discontinued operations	-	2,753	-	-	-	2,753
Payments for principal businesses purchased	(5,752)	(2,075)	(2,218)	(1,651)	(3,534)	(424)
Proceeds from principal business dispositions	1,131	40	29	40	1,102	-
All other investing activities	1,017	(3,580)	243	306	700	(4,234)
Cash used for investing activities - continuing operations	(7,156)	(7,163)	(2,864)	(2,158)	(4,302)	(5,986)
Cash from (used for) investing activities - discontinued operations	(19)	800	-	-	(19)	800
Cash used for investing activities	(7,175)	(6,363)	(2,864)	(2,158)	(4,321)	(5,186)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(8,699)	(1,498)	(1,685)	1,054	(7,227)	(2,876)
Newly issued debt (maturities longer than 90 days)	34,218	24,623	4,654	43	29,551	24,583
Repayments and other reductions (maturities longer than 90 days)	(15,195)	(16,103)	(50)	(122)	(15,145)	(15,981)
Net dispositions (purchases) of GE treasury shares	53	(3,141)	53	(3,141)	-	-
Dividends paid to shareowners	(2,886)	(2,631)	(2,886)	(2,631)	(3,872)	(3,404)
All other financing activities	(273)	173	-	-	(273)	173
Cash from (used for) financing activities - continuing operations	7,218	1,423	86	(4,797)	3,034	2,495
Cash used for financing activities - discontinued operations	-	(249)	-	-	-	(249)
Cash from (used for) financing activities	7,218	1,174	86	(4,797)	3,034	2,246
Increase (decrease) in cash and equivalents	4,985	320	4,596	(243)	544	412
Cash and equivalents at beginning of year	14,275	11,801	4,480	2,015	12,629	10,106
Cash and equivalents at March 31	19,260	12,121	9,076	1,772	13,173	10,518
Less cash and equivalents of discontinued operations at March 31	-	3,618	-	-	-	3,618
Cash and equivalents of continuing operations at March 31	$19,260	$8,503	$9,076	$1,772	$13,173	$6,900

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and Financial Services (GECS) have been eliminated from the “Consolidated” columns.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(In millions)	2007	2006

Revenues
Infrastructure	$11,983	$10,152
Commercial Finance	6,283	5,484
GE Money	5,807	5,090
Healthcare	3,641	3,659
NBC Universal	3,484	4,482
Industrial	7,428	8,140
Total segment revenues	38,626	37,007
Corporate items and eliminations	1,569	1,022
Consolidated revenues	$40,195	$38,029

Segment profit (a)
Infrastructure	$2,183	$1,703
Commercial Finance	1,421	1,174
GE Money	851	836
Healthcare	520	496
NBC Universal	691	654
Industrial	481	600
Total segment profit	6,147	5,463
Corporate items and eliminations	(474)	(357)
GE interest and other financial charges	(575)	(384)
GE provision for income taxes	(588)	(545)
Earnings from continuing operations	4,510	4,177
Earnings (loss) from discontinued operations, net of taxes	(2)	263
Consolidated net earnings	$4,508	$4,440

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

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We have reclassified certain prior-period amounts to conform to the current period presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

Accounting changes

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. FSP FAS 13-2 requires recalculation of returns on leveraged leases when there is a change in the timing or projected timing of cash flows relating to income taxes associated with such leases. The January 1, 2007 transition reduced our retained earnings by $126 million, $49 million associated with FIN 48 and $77 million with FSP FAS 13-2. Of this total, $89 million was a decrease in goodwill and $77 million was a decrease in financing receivables - net, partially offset by a $40 million decrease in income tax liabilities.

Annually, we file over 6,500 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The U.S. Internal Revenue Service is currently auditing our consolidated income tax returns in two cycles: 2000-2002 and 2003-2005. In addition, certain other tax deficiency issues and refund claims for previous years remain unresolved. Our largest unresolved issues relate to deductions associated with certain leases. It is reasonably possible that one or both of these U.S. audit cycles will be completed during 2007. We believe that there is no other tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

At January 1, 2007, our “unrecognized tax benefits” - that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements - amounted to $6,806 million. If recognized, $4,302 million of our unrecognized tax benefits would reduce our income tax expense and effective tax rate. Some portion of any such reduction might be reported as discontinued operations. During 2007, global audit resolutions could potentially reduce our unrecognized tax benefits, either because our tax positions are sustained on audit or because we agree to their disallowance, by as much as $1,900 million, depending on the outcomes of ongoing examinations and litigation. Of this amount, $1,000 million relates to positions that would not affect our total tax provision or effective tax rate.

(7)

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as income tax expense. At January 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $1,281 million and related accrued penalties amounted to $121 million.

The GE 2006 annual report, footnote 26, misclassified $39,335 million of assets in the Industrial segment rather than in Corporate items and eliminations. Industrial assets reported as $81,178 million were actually $41,843 million; Corporate items and eliminations assets reported as $33,511 million were actually $72,846 million.

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

3. In 2006, we substantially completed our planned exit of the insurance businesses through the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re). Also during 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations, through a secondary public offering. Results of these businesses are reported as discontinued operations for all periods presented.

Revenues from discontinued operations for the first quarter of 2006 were $2,345 million. Earnings from operations and disposal for the first quarter of 2006 were $138 million ($179 million pre tax) and $125 million ($306 million pre tax), respectively. Revenues and earnings from discontinued operations for the first quarter of 2007 were insignificant. Accrued liabilities, primarily tax related, amounted to $482 million as of March 31, 2007, and will be settled beginning this year.

(8)

4. GECS revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2007	2006

Interest on loans	$6,046	$5,342
Equipment leased to others	3,763	2,915
Financing leases	1,138	1,002
Fees	1,193	1,007
Real estate investments	1,089	668
Investment income(a)	1,441	660
Premiums earned by insurance activities	551	491
Associated companies	425	445
Gross securitization gains	571	268
Other items	1,085	1,328
Total	$17,302	$14,126

(a)	Included gain on sale of common stock in Swiss Re of $558 million during first quarter of 2007.

5. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Other pension plans include the U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. Smaller pension plans and other retiree benefit plans are not material individually or in the aggregate. The effect on operations of pension plans follows.

	Principal Pension Plans		Other Pension Plans
	Three months ended March 31		Three months ended March 31
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(986)	$(952)	$(120)	$(98)
Service cost for benefits earned	314	366	85	83
Interest cost on benefit obligation	605	579	111	93
Prior service cost	47	58	2	1
Net actuarial loss recognized	176	188	41	39
Cost of pension plans	$156	$239	$119	$118

(9)

The effect on operations of principal retiree health and life insurance plans follows.

	Three months ended March 31
(In millions)	2007	2006

Expected return on plan assets	$(31)	$(32)
Service cost for benefits earned	41	54
Interest cost on benefit obligation	113	114
Prior service cost	71	74
Net actuarial loss recognized	2	18
Cost of principal retiree benefit plans	$196	$228

6. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended March 31
	2007		2006
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,511	$4,510	$4,178	$4,178
Earnings (loss) from discontinued operations
for per-share calculation	(3)	(3)	263	263
Net earnings available for per-share calculation	$4,508	$4,508	$4,440	$4,440

Average equivalent shares
Shares of GE common stock outstanding	10,284	10,284	10,442	10,442
Employee compensation-related shares,
including stock options	33	-	38	-
Total average equivalent shares	10,317	10,284	10,480	10,442

Per-share amounts
Earnings from continuing operations	$0.44	$0.44	$0.40	$0.40
Earnings from discontinued operations	$-	$-	$0.03	$0.03
Net earnings	$0.44	$0.44	$0.42	$0.43

(a)	Including dividend equivalents.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

(10)

7. Inventories consisted of the following.

	At
(In millions)	3/31/07	12/31/06

Raw materials and work in process	$7,466	$6,547
Finished goods	5,843	5,052
Unbilled shipments	451	424
	13,760	12,023
Less revaluation to LIFO	(623)	(622)
Total	$13,137	$11,401

8. Financing receivables - net, consisted of the following.

	At
(In millions)	3/31/07	12/31/06

Loans, net of deferred income	$271,530	$270,343
Investment in financing leases, net of deferred income	68,500	68,569
	340,030	338,912
Less allowance for losses	(4,578)	(4,680)
Financing receivables - net (a)	$335,452	$334,232

(a)	Included $10,724 million and $11,509 million related to consolidated, liquidating securitization entities at March 31, 2007, and December 31, 2006, respectively.

9. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	3/31/07	12/31/06

Original cost	$123,752	$120,434
Less accumulated depreciation and amortization	(46,006)	(45,468)
Property, plant and equipment - net	$77,746	$74,966

10. Intangible assets - net, consisted of the following.

	At
(In millions)	3/31/07	12/31/06

Goodwill	$75,752	$73,339
Intangible assets subject to amortization	11,304	10,799
Indefinite-lived intangible assets(a)	2,296	2,295
Total	$89,352	$86,433

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

(11)

Changes in goodwill balances follow.

(In millions)	Balance 1/1/07	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance 3/31/07

Infrastructure	$10,931	$1,384	$(58)	$12,257
Commercial Finance	11,315	1,287	11	12,613
GE Money	9,845	(24)	24	9,845
Healthcare	14,759	(20)	3	14,742
NBC Universal	18,000	22	-	18,022
Industrial	8,400	208	(335)	8,273
Total	$73,250	$2,857	$(355)	$75,752

Goodwill balances increased $2,978 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Vetco Gray ($1,387 million at Infrastructure), Trustreet Properties, Inc. ($815 million at Commercial Finance), and Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($486 million at Commercial Finance). During 2007, we decreased goodwill associated with previous acquisitions by $121 million. The largest such adjustment was the decrease of $54 million associated with the 2006 acquisition of Banque Artesia Nederland N.V. by Commercial Finance. Also during 2007, the goodwill balance declined $321 million as a result of reclassifying the Homeland Protection business of Industrial as assets held for sale.

Intangible assets subject to amortization

	At
	3/31/07			12/31/06
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$5,620	$(1,669)	$3,951	$5,137	$(1,610)	$3,527
Capitalized software	6,385	(3,884)	2,501	6,227	(3,722)	2,505
All other	6,638	(1,786)	4,852	6,450	(1,683)	4,767
Total	$18,643	$(7,339)	$11,304	$17,814	$(7,015)	$10,799

Consolidated amortization expense related to intangible assets subject to amortization was $455 million and $432 million for the quarters ended March 31, 2007 and 2006, respectively.

(12)

11. GECS borrowings are summarized in the following table.

	At
(In millions)	3/31/07	12/31/06

Short-term borrowings

Commercial paper
U.S.
Unsecured	$63,909	$67,423
Asset-backed(a)	5,912	6,430
Non-U.S.	25,732	26,328
Current portion of long-term debt	51,808	44,553
GE Interest Plus notes(b)	9,772	9,161
Other	16,213	19,421
Total	173,346	173,316

Long-term borrowings

Senior notes
Unsecured	250,527	235,952
Asset-backed(c)	5,459	5,810
Extendible notes	6,000	6,000
Subordinated notes(d)	5,199	5,201
Total	267,185	252,963
Total borrowings	$440,531	$426,279

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 13.
(b)	Entirely variable denomination floating rate demand notes.
(c)
Included $4,325 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2007, and December 31, 2006, respectively. See note 13.

(d)	Included $750 million of subordinated notes guaranteed by GE at March 31, 2007, and December 31, 2006.

12. A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended March 31
(In millions)	2007	2006

Net earnings	$4,508	$4,440
Investment securities - net	(302)	(672)
Currency translation adjustments - net	(50)	(260)
Cash flow hedges - net	56	178
Benefit plans - net	235	(15)
Total	$4,447	$3,671

(13)

13. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/07	12/31/06

Receivables secured by
Equipment	$8,409	$9,590
Commercial real estate	11,197	11,324
Residential real estate	7,027	7,329
Other assets	14,413	14,743
Credit card receivables	17,293	12,947
Trade receivables, principally GE	3,660	3,918
Total securitized assets	$61,999	$59,851

	At
(In millions)	3/31/07	12/31/06

Off-balance sheet(a)(b)	$51,152	$48,204
On-balance sheet(c)(d)	10,847	11,647
Total securitized assets	$61,999	$59,851

(a)
At March 31, 2007, and December 31, 2006, liquidity support amounted to $677 million and $753 million, respectively. These amounts are net of $2,873 million and $3,034 million, respectively, deferred beyond one year. Credit support amounted to $3,577 million and $3,815 million at March 31, 2007, and December 31, 2006, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $14 million and $27 million at March 31, 2007, and December 31, 2006, respectively.
(c)
At March 31, 2007, and December 31, 2006, liquidity support amounted to $6,055 million and $6,585 million, respectively. Credit support amounted to $2,874 million and $2,926 million at March 31, 2007, and December 31, 2006, respectively.

(d)	Included $10,724 million and $11,509 million of financing receivables - net related to consolidated, liquidating securitization entities at March 31, 2007, and December 31, 2006, respectively.

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

(14)

Overview

General Electric Company earnings from continuing operations increased 8% to $4.510 billion in the first quarter of 2007 compared with $4.177 billion in 2006. Earnings per share (EPS) from continuing operations were $0.44 in the first quarter of 2007, up 10% from last year’s $0.40.

Net earnings increased 2% to $4.508 billion and EPS increased 5% to $0.44 in the first quarter of 2007.

Revenues of $40.2 billion in the first quarter of 2007 were 6% higher than in the corresponding period of 2006, reflecting strong organic revenue growth of 8% and the weakening U.S. dollar, partially offset by the net effects of acquisitions and dispositions. Industrial sales decreased 1% to $22.9 billion, reflecting the dispositions of GE Supply and Advanced Materials and the lack of a current-year counterpart to the 2006 Olympics broadcasts, partially offset by the effects of acquisitions and organic revenue growth. Sales of product services (including sales of spare parts and related services) grew 10% to $7.3 billion in the first quarter of 2007. Financial services revenues grew 16% over the comparable period of last year to $17.3 billion, reflecting organic revenue growth and the net effects of acquisitions and dispositions.

Overall, acquisitions contributed $1.3 billion and $1.0 billion to consolidated revenues in the first quarters of 2007 and 2006, respectively. Our consolidated net earnings in the first quarters of 2007 and 2006 included an insignificant amount and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.5 billion and $0.3 billion in the first quarters of 2007 and 2006, respectively. The effect of dispositions on earnings was insignificant in each of the first quarters of 2007 and 2006. We continue to explore opportunities for the disposition of our Plastics business.

The most significant acquisitions affecting first quarter 2007 results were Vetco Gray at Infrastructure, the custom fleet business of National Australia Bank Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; and Banque Artesia Nederland N.V. at Commercial Finance.

Segment Operations

Operating segments comprise our six businesses focused on the broad markets they serve: Infrastructure, Commercial Finance, GE Money, Healthcare, NBC Universal and Industrial. For segment reporting purposes, certain GECS businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the Infrastructure segment, and Equipment Services reported in the Industrial segment.

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

(15)

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

Infrastructure

	Three months ended March 31
(In millions)	2007	2006

Revenues	$11,983	$10,152

Segment profit	$2,183	$1,703

Revenues
Aviation	$3,514	$3,041
Aviation Financial Services	1,249	934
Energy	4,393	3,835
Energy Financial Services	324	301
Oil & Gas	1,146	772
Transportation	1,122	1,023

Segment profit
Aviation	$755	$645
Aviation Financial Services	388	206
Energy	613	436
Energy Financial Services	101	117
Oil & Gas	101	55
Transportation	210	204

Infrastructure revenues increased 18%, or $1.8 billion, in the first quarter of 2007 on higher volume ($1.2 billion), higher prices ($0.2 billion) and the weakening U.S. dollar ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflects shipments of more large, heavy-duty gas turbines at Energy, increased sales of commercial services and engines at Aviation, the Vetco Gray acquisition and increased equipment and services sales at Oil & Gas, and increased locomotive sales at Transportation. Higher prices were primarily at Energy and Aviation while the effect of currency exchange rates was principally at Oil & Gas. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion), primarily related to the sale of aircraft.

(16)

Segment profit rose 28%, or $0.5 billion, as higher prices ($0.2 billion), higher volume ($0.2 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. The effects of higher prices were primarily at Energy and Aviation. Volume increases were primarily at Aviation and Energy, while productivity improvements were primarily at Aviation. Segment profit from the financial services businesses increased as a result of core growth at Aviation Financial Services ($0.2 billion).

Commercial Finance

	Three months ended March 31
(In millions)	2007	2006

Revenues	$6,283	$5,484

Segment profit	$1,421	$1,174

	At
(In millions)	3/31/07	3/31/06	12/31/06

Total assets	$246,095	$195,209	$233,536

	Three months ended March 31
(In millions)	2007	2006

Revenues
Capital Solutions	$2,893	$2,820
Real Estate	1,615	1,075

Segment profit
Capital Solutions	$380	$339
Real Estate	564	441

	At
(In millions)	3/31/07	3/31/06	12/31/06

Assets
Capital Solutions	$103,112	$88,661	$94,523
Real Estate	59,405	37,566	53,786

(17)

Commercial Finance revenues and net earnings increased 15% and 21%, respectively, compared with the first quarter of 2006. Revenues for the first quarter of 2007 included $0.5 billion from acquisitions and were reduced by $0.5 billion as a result of dispositions. Revenues for the quarter also increased $0.8 billion compared with the first quarter of 2006 as a result of organic revenue growth ($0.6 billion) and the weakening U.S. dollar ($0.2 billion). Net earnings increased by $0.2 billion in the first quarter of 2007, with $0.3 billion from core growth before losses and investment income, which included higher SES Global gains ($0.1 billion). Core growth included $0.1 billion representing one quarter of the total year’s tax benefit on the disposition of SES Global. These items were partially offset by $0.1 billion of higher losses, which were in part caused by lower recoveries.

GE Money

	Three months ended March 31
(In millions)	2007	2006

Revenues	$5,807	$5,090

Segment profit	$851	$836

(In millions)	At
	3/31/07	3/31/06	12/31/06

Total assets	$190,472	$158,508	$190,403

GE Money revenues and net earnings increased 14% and 2%, respectively, in the first quarter of 2007. Revenues for the first quarter of 2007 included $0.1 billion from acquisitions. Revenues for the quarter also increased $0.6 billion compared with the first quarter of 2006 as a result of organic revenue growth ($0.4 billion) and the weakening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), including growth in lower-taxed earnings from global operations, and higher securitizations ($0.2 billion). These increases were substantially offset by reduced earnings from our U.S. mortgage business, WMC, ($0.4 billion) and our Japanese business ($0.1 billion).

WMC’s portfolio of U.S. wholesale mortgage loans, originated with the intent to sell, totaled $5.0 billion at March 31, 2007. Recent pressures in the U.S. subprime mortgage industry have resulted in limited liquidity and a higher number of loans being put back to the originators. For GE Money this resulted in a $0.3 billion after-tax charge that, along with the changes made to our underwriting guidelines, rightsizing the organization and lower production volume are intended to reduce our ongoing exposure.

In Japan, we continue to face pressures as a result of the December 2006 lending law, as well as customer claims for partial interest refunds. In response, we announced restructuring actions to allow us to operate more efficiently in the current environment, including consolidating our branch network. We continue to monitor the business closely and to assess further strategic actions.

(18)

Healthcare revenues of $3.6 billion in the first quarter of 2007 were flat compared with the first quarter of 2006 as the weakening U.S. dollar ($0.1 billion) was more than offset by lower prices ($0.1 billion) and lower volume ($0.1 billion). Despite price pressures on equipment sales, revenues at the medical diagnostics, clinical systems and life sciences businesses rose. This net increase was offset by lower sales of surgical supplies resulting from a regulatory suspension on shipments as well as the effects of the Deficit Reduction Act on U.S. equipment sales. Operating profit of $0.5 billion in 2007 was up 5% compared with the first quarter of 2006 as the effects of productivity ($0.1 billion) were partially offset by the effects of lower prices ($0.1 billion).

NBC Universal revenues declined 22%, or $1.0 billion, in the first quarter of 2007 reflecting the lack of a current-year counterpart to the 2006 Olympic Games broadcasts ($0.7 billion) and lower film revenues ($0.3 billion), primarily from lower home video sales. Segment profit increased 6% to $0.7 billion as the absence of Olympic broadcasts in 2007 ($0.1 billion) more than offset the effects of lower film revenues ($0.1 billion).

Industrial

	Three months ended March 31
(In millions)	2007	2006

Revenues	$7,428	$8,140

Segment profit	$481	$600

Revenues
Consumer & Industrial	$3,233	$3,534
Equipment Services	1,748	1,634
Plastics	1,598	1,644

Segment profit
Consumer & Industrial	$267	$220
Equipment Services	19	16
Plastics	121	225

Industrial revenues fell 9%, or $0.7 billion, in the first quarter of 2007 as lower volume ($0.9 billion) was partially offset by the weakening U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The decrease in volume reflects the sale of GE Supply in the third quarter of 2006 and Advanced Materials in the fourth quarter of 2006. Revenues increased $0.1 billion at Equipment Services, primarily as a result of the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method.

Segment profit decreased 20%, or $0.1 billion, in the first quarter of 2007 as higher material and other costs ($0.2 billion) and lower volume ($0.1 billion) were partially offset by higher productivity ($0.2 billion) at the industrial businesses in the segment. Higher material and other costs and improved productivity were primarily at Consumer & Industrial and Plastics.

(19)

Corporate items and eliminations revenues in the first quarter of 2007 increased $0.5 billion, as a gain on sale of common stock in Swiss Re ($0.6 billion) and higher revenues of insurance activities ($0.1 billion) were partially offset by the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.2 billion). Corporate items and eliminations cost increased $0.1 billion reflecting 2007 restructuring and other charges ($0.3 billion, including GECS on an after-tax basis) and a charge for an asbestos-related legal ruling ($0.2 billion), partially offset by the gain on sale of common stock in Swiss Re ($0.3 billion on an after-tax basis) and lower costs of our principal pension plans primarily due to a higher discount rate in 2007 ($0.1 billion).

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the first quarter of 2007, these included $0.1 billion at each of Industrial, Infrastructure and Healthcare, primarily restructuring and other charges, including a product quality issue at Industrial.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first quarter of 2007, we completed the acquisitions of Vetco Gray, Trustreet Properties, Inc., DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co. and Crow Holdings.

•	The U.S. dollar was weaker at March 31, 2007, than at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $714.1 billion at March 31, 2007, an increase of $16.8 billion from December 31, 2006. GE assets increased $6.1 billion, and GECS assets increased $9.3 billion.

GE assets were $201.9 billion at March 31, 2007, a $6.1 billion increase from December 31, 2006. The increase reflects a $4.6 billion increase in cash and equivalents, a $1.7 billion increase in inventory and a $1.2 billion increase in all other assets, partially offset by a $1.4 billion decrease in GE’s investment in GECS and a $1.3 billion decrease in current receivables.

GECS assets were $574.0 billion at March 31, 2007. The $9.3 billion increase from December 31, 2006, was primarily attributable to increases in all other assets of $7.4 billion, property, plant and equipment of $2.9 billion and intangible assets of $1.6 billion, partially offset by a decrease in investment securities of $2.7 billion and other GECS receivables of $1.6 billion.

Consolidated liabilities of $592.1 billion at March 31, 2006, were $14.7 billion higher than the year-end 2006 balance. GE liabilities increased $3.9 billion, and GECS liabilities increased $10.8 billion.

GE liabilities were $81.8 billion at March 31, 2007. During the first quarter of 2007, total borrowings increased $3.0 billion to $14.3 billion ($5.2 billion short term and $9.1 billion long term) at March 31, 2007, compared with December 31, 2006. The ratio of borrowings to total capital invested for GE at the end of the first quarter was 10.6% compared with 8.7% at the end of last year and 9.0% at March 31, 2006.

(20)

GECS liabilities increased $10.8 billion from year-end 2006 to $519.4.billion reflecting an increase in total borrowings of $14.3 billion, partially offset by decreases in accounts payable of $1.7 billion and other liabilities of $1.5 billion.

Consolidated cash and equivalents were $19.3 billion at March 31, 2007, an increase of $5.0 billion during the first quarter of 2007. Cash and equivalents amounted to $8.5 billion at March 31, 2006, a decrease of $0.3 billion from December 31, 2005. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $7.4 billion in the first quarter of 2007 and $6.7 billion in the first quarter of 2006.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2007	2006

Operating cash collections	$24.9	$24.7
Operating cash payments	(21.4)	(21.4)
Cash dividends from GECS	3.9	3.4
GE cash from operating activities	$7.4	$6.7

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by about $0.2 billion during the first quarter of 2007. This increase is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments were flat for the first quarter of 2007 compared with the first quarter of 2006.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which decreased in the first quarter of 2007 by $1.4 billion to $1.8 billion. The amounts we show in CFOA ($3.9 billion and $3.4 billion for the three months ended March 31, 2007 and 2006, respectively) are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. Special dividends of $2.7 billion were paid by GECS to GE in the first quarter of 2007 compared with $2.5 billion in the first quarter of 2006.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our announced $25 billion share repurchase program and continue making selective investments for long-term growth.

(21)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at March 31, 2007, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses were insignificant for each of the first quarters of 2007 and 2006.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $340.0 billion at March 31, 2007, and $338.9 billion at December 31, 2006. The related allowance for losses at March 31, 2007, amounted to $4.6 billion compared with $4.7 billion at December 31, 2006, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $1.1 billion from December 31, 2006, primarily as a result of core growth ($7.6 billion), acquisitions ($4.2 billion) and the weakening U.S. dollar ($0.5 billion), partially offset by securitization and sales ($10.2 billion) and loans transferred to assets held for sale ($0.5 billion). Related nonearning receivables were $5.0 billion at March 31, 2007, compared with $4.9 billion at year-end 2006, both representing 1.5% of outstanding receivables, respectively. Nonearning receivables excludes loans held for sale.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	3/31/07	(a)	12/31/06	3/31/06

Commercial Finance	1.26%		1.22%	1.31%
GE Money	5.48		5.05	5.14
GE Money excluding WMC	5.15		5.15	5.25

(a)	Subject to update.

Stable delinquency rates at Commercial Finance over the periods reflected continued stable portfolio quality.

Delinquency rates at GE Money increased from December 31, 2006, and March 31, 2006, to March 31, 2007, as a result of higher delinquencies in WMC associated with increased early payment defaults. Delinquency rates excluding WMC decreased from March 31, 2006, to March 31, 2007, primarily resulting from improvements in our European secured financing business.

(22)

D. Debt Instruments

During the first quarter of 2007, GECS and GECS affiliates issued $29 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 10 other global markets. Maturities for these issuances ranged from two to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $45 billion of additional long-term debt during the remainder of 2007, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by us and General Electric Capital Corporation (GE Capital). In August 2005 the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC has continued to subpoena documents, take testimony and request other information in this matter. In connection with this investigation, the SEC has asked for information about other GE accounting policies and practices, including items related to certain pre-2004 transactions in our Rail business. We and GE Capital continue to cooperate fully with the investigation and to discuss matters with the SEC staff as they arise.

The Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital have received subpoenas: GE Funding CMS (Trinity Funding Co.) received a subpoena requesting documents from DOJ and GE Funding Capital Market Services, Inc. received a subpoena from the SEC that requests similar information about Trinity Funding Company, LLC. The Company is cooperating fully with the SEC and DOJ in this matter.

(23)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2007
January	4,566	$37.92	885
February	769	$35.80	595
March	878	$35.09	565
Total	6,213	$37.26	2,045	$11.7 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 4,168 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(24)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
April 27, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(25)