Form 10-Q
period 2007-06-30
GENERAL ELECTRIC CO
filed 2007-07-27
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007 OR

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

There were 10,246,177,000 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2007.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2007	2006	2007	2006	2007	2006

Sales of goods	$14,798	$14,234	$14,867	$13,703	$28	$712
Sales of services	9,314	8,373	9,463	8,455	-	-
Other income	1,423	644	1,513	682	-	-
GECS earnings from continuing operations	-	-	2,167	2,594	-	-
GECS revenues from services	16,781	14,494	-	-	17,076	14,743
Total revenues	42,316	37,745	28,010	25,434	17,104	15,455

Cost of goods sold	11,900	11,006	11,974	10,529	23	659
Cost of services sold	5,607	5,316	5,756	5,397	-	-
Interest and other financial charges	5,718	4,480	422	439	5,540	4,196
Investment contracts, insurance losses and
insurance annuity benefits	892	793	-	-	925	831
Provision for losses on financing receivables	1,301	896	-	-	1,301	896
Other costs and expenses	10,201	9,174	3,526	3,415	6,783	5,853
Minority interest in net earnings of
consolidated affiliates	217	216	179	167	38	49
Total costs and expenses	35,836	31,881	21,857	19,947	14,610	12,484

Earnings from continuing operations
before income taxes	6,480	5,864	6,153	5,487	2,494	2,971
Provision for income taxes	(1,081)	(1,063)	(754)	(686)	(327)	(377)
Earnings from continuing operations	5,399	4,801	5,399	4,801	2,167	2,594
Earnings (loss) from discontinued operations,
net of taxes	21	145	21	145	(1)	(2)
Net earnings	$5,420	$4,946	$5,420	$4,946	$2,166	$2,592

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.52	$0.46
Basic earnings per share	$0.53	$0.46

Per-share amounts - net earnings
Diluted earnings per share	$0.53	$0.48
Basic earnings per share	$0.53	$0.48

Dividends declared per share	$0.28	$0.25

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2007	2006	2007	2006	2007	2006

Sales of goods	$27,503	$26,549	$27,604	$25,509	$60	$1,267
Sales of services	17,706	17,322	17,996	17,515	-	-
Other income	1,934	1,094	2,087	1,160	-	-
GECS earnings from continuing operations	-	-	5,192	4,999	-	-
GECS revenues from services	33,803	28,588	-	-	34,378	29,077
Total revenues	80,946	73,553	52,879	49,183	34,438	30,344

Cost of goods sold	22,160	20,951	22,273	20,006	48	1,172
Cost of services sold	10,870	11,321	11,160	11,514	-	-
Interest and other financial charges	11,375	8,793	955	788	10,864	8,290
Investment contracts, insurance losses and
insurance annuity benefits	1,752	1,542	-	-	1,855	1,636
Provision for losses on financing receivables	2,475	1,718	-	-	2,475	1,718
Other costs and expenses	19,999	17,964	6,953	6,564	13,227	11,576
Minority interest in net earnings of
consolidated affiliates	439	435	308	311	131	124
Total costs and expenses	69,070	62,724	41,649	39,183	28,600	24,516

Earnings from continuing operations
before income taxes	11,876	10,829	11,230	10,000	5,838	5,828
Provision for income taxes	(2,010)	(2,015)	(1,364)	(1,186)	(646)	(829)
Earnings from continuing operations	9,866	8,814	9,866	8,814	5,192	4,999
Earnings (loss) from discontinued operations,
net of taxes	62	572	62	572	(3)	261
Net earnings	$9,928	$9,386	$9,928	$9,386	$5,189	$5,260

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.96	$0.84
Basic earnings per share	$0.96	$0.85

Per-share amounts - net earnings
Diluted earnings per share	$0.96	$0.90
Basic earnings per share	$0.97	$0.90

Dividends declared per share	$0.56	$0.50

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	6/30/07	12/31/06	6/30/07	12/31/06	6/30/07	12/31/06

Cash and equivalents	$15,850	$14,275	$2,093	$4,480	$14,066	$12,629
Investment securities	45,131	47,826	409	342	44,730	47,492
Current receivables	12,734	13,449	13,147	13,773	-	-
Inventories	12,547	9,954	12,492	9,900	55	54
Financing receivables - net	350,042	334,205	-	-	350,070	334,232
Other GECS receivables	16,412	17,067	-	-	21,616	21,853
Property, plant and equipment (including
equipment leased to others) - net	76,390	70,903	13,420	12,675	62,970	58,228
Investment in GECS	-	-	55,064	54,097	-	-
Intangible assets - net	92,543	84,352	64,362	58,384	28,181	25,968
All other assets	107,835	96,530	36,422	33,496	72,336	64,212
Assets of discontinued operations	9,049	8,678	9,049	8,678	-	-
Total assets	$738,533	$697,239	$206,458	$195,825	$594,024	$564,668

Short-term borrowings	$184,351	$172,017	$3,726	$2,076	$181,457	$173,316
Accounts payable, principally trade accounts	19,314	20,753	10,807	10,969	12,837	13,923
Progress collections and price adjustments accrued	7,332	5,248	7,332	5,248	-	-
Other GE current liabilities	19,599	20,822	19,599	20,822	-	-
Long-term borrowings	282,790	260,762	9,091	9,043	274,992	252,963
Investment contracts, insurance liabilities
and insurance annuity benefits	34,596	34,499	-	-	34,977	34,807
All other liabilities	51,648	46,505	28,376	25,681	23,321	20,935
Deferred income taxes	12,670	14,210	2,732	1,993	9,938	12,217
Liabilities of discontinued operations	2,019	2,610	1,627	2,135	392	455
Total liabilities	614,319	577,426	83,290	77,967	537,914	508,616

Minority interest in equity of consolidated affiliates	7,191	7,499	6,145	5,544	1,046	1,955
Common stock (10,246,177,000 and 10,277,373,000
shares outstanding at June 30, 2007 and
December 31, 2006, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	449	1,608	449	1,608	395	1,594
Currency translation adjustments	7,925	6,181	7,925	6,181	5,952	4,837
Cash flow hedges	600	(129)	600	(129)	561	(171)
Benefit plans	(3,886)	(4,406)	(3,886)	(4,406)	(264)	(278)
Other capital	25,791	25,486	25,791	25,486	12,534	12,537
Retained earnings	111,819	107,798	111,819	107,798	35,885	35,577
Less common stock held in treasury	(26,344)	(24,893)	(26,344)	(24,893)	-	-

Total shareowners’ equity	117,023	112,314	117,023	112,314	55,064	54,097

Total liabilities and equity	$738,533	$697,239	$206,458	$195,825	$594,024	$564,668

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $5,088 million and $3,254 million at June 30, 2007, and December 31, 2006, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” June 30, 2007, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2007	2006	2007	2006	2007	2006

Cash flows - operating activities
Net earnings	$9,928	$9,386	$9,928	$9,386	$5,189	$5,260
Loss (earnings) from discontinued operations	(62)	(572)	(65)	(311)	3	(261)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	4,864	4,051	994	973	3,870	3,078
Net earnings retained by GECS	-	-	(557)	2,330	-	-
Deferred income taxes	361	371	87	31	274	340
Decrease in GE current receivables	615	1,168	1,606	2,929	-	-
Decrease (increase) in inventories	(1,362)	(1,374)	(1,372)	(1,368)	10	(6)
Increase (decrease) in accounts payable	(598)	(1,859)	(573)	(867)	244	(373)
Increase in GE progress collections	1,601	246	1,601	246	-	-
Provision for losses on GECS financing receivables	2,475	1,718	-	-	2,475	1,718
All other operating activities	681	(1,419)	(90)	477	795	(974)
Cash from operating activities - continuing operations	18,503	11,716	11,559	13,826	12,860	8,782
Cash from (used for) operating activities - discontinued operations	(71)	488	(54)	497	(17)	(9)
Cash from operating activities	18,432	12,204	11,505	14,323	12,843	8,773

Cash flows - investing activities
Additions to property, plant and equipment	(8,950)	(6,997)	(1,569)	(1,230)	(7,498)	(5,887)
Dispositions of property, plant and equipment	4,805	2,896	-	-	4,805	2,896
Net increase in GECS financing receivables	(10,835)	(13,836)	-	-	(11,798)	(15,483)
Payments for principal businesses purchased	(13,185)	(6,941)	(7,356)	(3,432)	(5,829)	(3,509)
Proceeds from sales of discontinued operations	-	8,112	-	-	-	8,112
Proceeds from principal business dispositions	2,114	649	1,012	649	1,102	-
All other investing activities	(4,162)	(15)	(622)	1,156	(3,584)	(2,481)
Cash used for investing activities - continuing operations	(30,213)	(16,132)	(8,535)	(2,857)	(22,802)	(16,352)
Cash from (used for) investing activities - discontinued operations	195	(3,286)	178	(728)	17	(2,558)
Cash used for investing activities	(30,018)	(19,418)	(8,357)	(3,585)	(22,785)	(18,910)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(6,694)	(3,543)	(2,805)	330	(6,623)	(4,127)
Newly issued debt (maturities longer than 90 days)	52,364	44,178	4,679	64	47,734	43,974
Repayments and other reductions (maturities longer than 90 days)	(24,645)	(21,935)	(125)	(148)	(24,520)	(21,787)
Net purchases of GE treasury shares	(1,392)	(6,217)	(1,392)	(6,217)	-	-
Dividends paid to shareowners	(5,768)	(5,247)	(5,768)	(5,247)	(4,632)	(7,590)
All other financing activities	(580)	(546)	-	-	(580)	(546)
Cash from (used for) financing activities - continuing operations	13,285	6,690	(5,411)	(11,218)	11,379	9,924
Cash from (used for) financing activities - discontinued operations	(124)	(25)	(124)	231	-	(256)
Cash from (used for) financing activities	13,161	6,665	(5,535)	(10,987)	11,379	9,668

Increase (decrease) in cash and equivalents	1,575	(549)	(2,387)	(249)	1,437	(469)
Cash and equivalents at beginning of year	14,275	11,801	4,480	2,015	12,629	10,106
Cash and equivalents at June 30	15,850	11,252	2,093	1,766	14,066	9,637
Less cash and equivalents of discontinued operations at June 30	-	153	-	-	-	153
Cash and equivalents of continuing operations at June 30	$15,850	$11,099	$2,093	$1,766	$14,066	$9,484

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2007	2006	2007	2006

Revenues
Infrastructure	$13,913	$11,332	$25,896	$21,484
Commercial Finance	6,383	5,527	12,666	11,011
GE Money	6,145	5,268	11,952	10,358
Healthcare	4,127	4,156	7,768	7,815
NBC Universal	3,625	3,858	7,109	8,340
Industrial	6,220	6,473	12,048	12,384
Total segment revenues	40,413	36,614	77,439	71,392
Corporate items and eliminations	1,903	1,131	3,507	2,161
Consolidated revenues	$42,316	$37,745	$80,946	$73,553

Segment profit (a)
Infrastructure	$2,589	$2,107	$4,772	$3,810
Commercial Finance	1,250	1,057	2,671	2,231
GE Money	952	880	1,803	1,716
Healthcare	731	795	1,251	1,291
NBC Universal	904	882	1,595	1,536
Industrial	482	478	841	813
Total segment profit	6,908	6,199	12,933	11,397
Corporate items and eliminations	(333)	(273)	(748)	(609)
GE interest and other financial charges	(422)	(439)	(955)	(788)
GE provision for income taxes	(754)	(686)	(1,364)	(1,186)
Earnings from continuing operations	5,399	4,801	9,866	8,814
Earnings from discontinued operations,
net of taxes	21	145	62	572
Consolidated net earnings	$5,420	$4,946	$9,928	$9,386

(a)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we also refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Infrastructure and Industrial segments; included in determining segment profit, which we also refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

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

3. In May 2007, we signed a definitive agreement to sell our Plastics business to Saudi Basic Industries Corporation. We presently expect this transaction to close in the third quarter of 2007, subject to customary closing conditions, including receipt of regulatory approvals. In the second quarter 2007, we reported results of operations, financial position and cash flows of both our Plastics business and the related Advanced Materials business, which we sold in the fourth quarter 2006, as discontinued operations for all periods presented. Both businesses were previously reported in the Industrial segment.

In 2006, we substantially completed our planned exit of our insurance businesses through the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re). Also during 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations, through a secondary public offering. Results of these businesses are reported as discontinued operations for all periods presented.

(8)

Revenues from discontinued insurance operations for the second quarter and first six months of 2006 were $1,337 million and $3,682 million, respectively. Earnings from such discontinued operations for the second quarter and first six months of 2006 were $162 million ($203 million pre tax) and $300 million ($382 million pre tax), respectively. Loss on disposal for the second quarter and first six months of 2006 was $164 million ($295 million pre tax) and $39 million ($11 million pre-tax gain), respectively. Revenues and earnings from discontinued insurance operations for the second quarter and first six months of 2007 were insignificant. Accrued liabilities associated with discontinued insurance operations, primarily tax related, amounted to $392 million as of June 30, 2007.

Financial information for discontinued Plastics and Advanced Materials operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Operations
Total revenues	$1,683	$2,303	$3,272	$4,524

Earnings from discontinued operations before
income taxes	149	184	206	393
Income tax benefit (expense)	(4)	(37)	9	(82)
Earnings from discontinued operations before
disposal, net of taxes	$145	$147	$215	$311

Disposal
Loss on disposal before income taxes(a)	$(156)	$-	$(191)	$-
Income tax benefit	33	-	41	-
Loss on disposal, net of taxes	$(123)	$-	$(150)	$-

Earnings from discontinued operations,
net of taxes	$22	$147	$65	$311

(a)	Principally postretirement benefit plan curtailments.

(9)

	At
(In millions)	6/30/07	12/31/06

Assets
Inventories	$1,709	$1,447
Property, plant and equipment (including equipment leased to others) - net	4,143	4,063
Intangible assets - net	2,080	2,081
Other	1,117	1,087
Assets of discontinued operations	$9,049	$8,678

	At
(In millions)	6/30/07	12/31/06

Liabilities
Accounts payable, principally trade accounts	$851	$944
Other GE current liabilities	497	594
Other	279	597
Liabilities of discontinued operations	$1,627	$2,135

4. GECS revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Interest on loans	$6,176	$5,627	$12,222	$10,969
Equipment leased to others	3,690	3,152	7,453	6,067
Financing leases	1,215	1,025	2,353	2,027
Fees	1,317	1,009	2,510	2,016
Real estate investments	967	674	2,056	1,342
Investment income(a)	683	566	2,124	1,226
Premiums earned by insurance activities	519	485	1,070	976
Associated companies	590	484	1,015	929
Gross securitization gains	547	266	1,118	534
Other items	1,372	1,455	2,457	2,991
Total	$17,076	$14,743	$34,378	$29,077

(a)	Included gain on sale of common stock in Swiss Re of $558 million during first quarter of 2007.

(10)

5. We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Other pension plans include U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. Smaller pension plans and other retiree benefit plans are not material individually or in the aggregate. The effect on operations of the pension plans follows.

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(987)	$(953)	$(1,973)	$(1,905)
Service cost for benefits earned	306	323	620	689
Interest cost on benefit obligation	606	573	1,211	1,152
Prior service cost	72	57	119	115
Net actuarial loss recognized	175	181	351	369
Cost of principal pension plans	$172	$181	$328	$420

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(122)	$(99)	$(242)	$(197)
Service cost for benefits earned	86	83	172	166
Interest cost on benefit obligation	113	94	223	187
Prior service cost	2	1	3	2
Net actuarial loss recognized	42	39	83	78
Cost of other pension plans	$121	$118	$239	$236

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(31)	$(32)	$(62)	$(64)
Service cost for benefits earned	36	54	76	108
Interest cost on benefit obligation	112	114	225	228
Prior service cost	162	72	233	146
Net actuarial loss (gain) recognized	(17)	18	(15)	36
Cost of principal retiree benefit plans	$262	$226	$457	$454

(11)

6. On January 1, 2007, as disclosed in our March 31, 2007, Quarterly Report on Form 10-Q, we made required changes in certain aspects of our accounting for income taxes. The January 1, 2007, transition reduced our retained earnings by $126 million; of this total, $89 million was a decrease in goodwill and $77 million was a decrease in financing receivables − net, partially offset by a $40 million decrease in income tax liabilities.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	6/30/07	1/1/07

Unrecognized tax benefits	$6,649	$6,806
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,359	4,302
Accrued interest on unrecognized tax benefits	1,061	1,281
Accrued penalties on unrecognized tax benefits	86	121
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-2,000	0-1,900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,300	0-900

(a)	Some portion of such reduction might be reported as discontinued operations

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. The change in unrecognized tax benefits in 2007 resulted primarily from completion of the 2000-2002 IRS audit and other audit activity in the second quarter and is reflected in increases to unrecognized tax benefits for prior periods of $830 million, decreases to unrecognized tax benefits for prior periods of $769 million, and decreases from settlements with tax authorities agreeing to tax of $289 million.

During the second quarter of 2007, the IRS completed its audit of our 2000-2002 tax years and is currently auditing our consolidated income tax returns for 2003-2005. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for this and all other income tax uncertainties.

(12)

7. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2007		2006
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$5,400	$5,399	$4,801	$4,801
Earnings from discontinued operations
for per-share calculation	$21	$21	$145	$145
Net earnings available for per-share calculation	$5,421	$5,420	$4,946	$4,946

Average equivalent shares
Shares of GE common stock outstanding	10,268	10,268	10,362	10,362
Employee compensation-related shares,
including stock options	35	-	38	-
Total average equivalent shares	10,303	10,268	10,400	10,362

Per-share amounts
Earnings from continuing operations	$0.52	$0.53	$0.46	$0.46
Earnings from discontinued operations	$-	$-	$0.01	$0.01
Net earnings	$0.53	$0.53	$0.48	$0.48

	Six months ended June 30
	2007		2006
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$9,867	$9,866	$8,815	$8,814
Earnings from discontinued operations
for per-share calculation	$62	$62	$572	$572
Net earnings available for per-share calculation	$9,929	$9,928	$9,386	$9,386

Average equivalent shares
Shares of GE common stock outstanding	10,272	10,272	10,403	10,403
Employee compensation-related shares,
including stock options	34	-	38	-
Total average equivalent shares	10,306	10,272	10,441	10,403

Per-share amounts
Earnings from continuing operations	$0.96	$0.96	$0.84	$0.85
Earnings from discontinued operations	$0.01	$0.01	$0.05	$0.05
Net earnings	$0.96	$0.97	$0.90	$0.90

(a)	Including dividend equivalents.

(13)

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sums of per-share amounts from continuing and discontinued operations may not equal the related total net earnings per-share.

8. Inventories consisted of the following.

	At
(In millions)	6/30/07	12/31/06

Raw materials and work in process	$7,293	$5,819
Finished goods	5,318	4,290
Unbilled shipments	511	409
	13,122	10,518
Less revaluation to LIFO	(575)	(564)
Total	$12,547	$9,954

9. GECS financing receivables - net, consisted of the following.

	At
(In millions)	6/30/07	12/31/06

Loans, net of deferred income	$281,851	$270,343
Investment in financing leases, net of deferred income	72,728	68,569
	354,579	338,912
Less allowance for losses	(4,509)	(4,680)
Financing receivables - net(a)	$350,070	$334,232

(a)	Included $11,291 million and $11,509 million related to consolidated, liquidating securitization entities at June 30, 2007, and December 31, 2006, respectively.

10. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	6/30/07	12/31/06

Original cost	$116,660	$109,791
Less accumulated depreciation and amortization	(40,270)	(38,888)
Property, plant and equipment (including equipment leased to others) - net	$76,390	$70,903

(14)

11. Intangible assets - net, consisted of the following.

	At
(In millions)	6/30/07	12/31/06

Goodwill	$77,705	$71,399
Intangible assets subject to amortization	12,586	10,675
Indefinite-lived intangible assets(a)	2,252	2,278
Total	$92,543	$84,352

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

(In millions)	Balance 1/1/07	(a)	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance 6/30/07

Infrastructure	$10,931		$4,865	$(41)	$15,755
Commercial Finance	11,315		1,681	66	13,062
GE Money	9,845		(30)	62	9,877
Healthcare	14,759		-	10	14,769
NBC Universal	18,000		(62)	(5)	17,933
Industrial	6,460		152	(303)	6,309
Total	$71,310		$6,606	$(211)	$77,705

(a)	January 1, 2007, balance decreased by $89 million related to new accounting standards. See note 6.

Goodwill balances increased $6,843 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Smiths Aerospace Group Ltd. ($3,228 million at Infrastructure), Vetco Gray ($1,410 million at Infrastructure), Trustreet Properties, Inc. ($841 million at Commercial Finance), Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($498 million at Commercial Finance), and Sanyo Electric Credit Co., Ltd. ($333 million at Commercial Finance). During 2007, we reduced goodwill associated with acquisitions completed before January 1, 2007, by $237 million. The largest such adjustment was a decrease of $95 million associated with the 2006 acquisition of Radstone Technology PLC by Industrial. Also during 2007, the goodwill balance declined $321 million as a result of classifying the Homeland Protection business of Industrial as assets held for sale.

(15)

Intangible Assets Subject to Amortization

	At
	6/30/07			12/31/06
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$5,587	$(1,712)	$3,875	$5,016	$(1,528)	$3,488
Capitalized software	6,152	(3,606)	2,546	5,868	(3,448)	2,420
All other	8,088	(1,923)	6,165	6,450	(1,683)	4,767
Total	$19,827	$(7,241)	$12,586	$17,334	$(6,659)	$10,675

Consolidated amortization expense related to intangible assets subject to amortization amounted to $494 million and $452 million for the quarters ended June 30, 2007 and 2006, respectively. Consolidated amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2007 and 2006, amounted to $939 million and $867 million, respectively.

12. GECS borrowings are summarized in the following table.

	At
(In millions)	6/30/07	12/31/06

Short-term borrowings

Commercial paper
U.S.
Unsecured	$64,006	$67,423
Asset-backed(a)	5,480	6,430
Non-U.S.	28,522	26,328
Current portion of long-term debt	57,930	44,553
GE Interest Plus notes(b)	9,843	9,161
Other	15,676	19,421
Total	181,457	173,316

Long-term borrowings

Senior notes
Unsecured	257,492	235,952
Asset-backed(c)	6,241	5,810
Extendible notes	6,000	6,000
Subordinated notes(d)	5,259	5,201
Total	274,992	252,963
Total borrowings	$456,449	$426,279

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 14.
(b)	Entirely variable denomination floating rate demand notes.
(c)	Included $5,009 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2007, and December 31, 2006, respectively. See note 14.
(d)	Included $750 million of subordinated notes guaranteed by GE at June 30, 2007, and December 31, 2006.

(16)

13. In the Consolidated Statement of Changes in Shareowners’ Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $3,819 million cumulative effect of adopting Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in the caption “Total changes other than transactions with shareowners.” That caption includes changes in equity that are part of other comprehensive income for the period. We based that presentation on our interpretation of the principles in SFAS 130, Reporting Comprehensive Income, which requires accounting changes to be included in comprehensive income for the period. Subsequently, we became aware that transition provisions of SFAS 158 required that this cumulative effect be presented as a direct adjustment to the “ending balance of Accumulated Other Comprehensive Income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the caption “Total changes other than transactions with shareowners” for 2006 should have been $24,765 million, rather than the $20,946 million we reported. The difference, $3,819 million, should have been reported as a direct reduction of accumulated other comprehensive income within equity. In our 2007 Annual Report on Form 10-K, we will modify our presentation. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Net earnings	$5,420	$4,946	$9,928	$9,386
Investment securities - net	(857)	(706)	(1,159)	(1,378)
Currency translation adjustments - net	1,794	1,995	1,744	1,735
Cash flow hedges - net	673	201	729	379
Benefit plans - net	285	(28)	520	(43)
Total	$7,315	$6,408	$11,762	$10,079

14. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/07	12/31/06

Receivables secured by
Equipment	$9,280	$9,590
Commercial real estate	11,640	11,324
Residential real estate	6,705	7,329
Other assets	14,857	14,743
Credit card receivables	20,059	12,947
Trade receivables, principally GE	3,411	3,918
Total securitized assets	$65,952	$59,851

(17)

	At
(In millions)	6/30/07	12/31/06

Off-balance sheet(a)(b)	$54,516	$48,204
On-balance sheet(c)(d)	11,436	11,647
Total securitized assets	$65,952	$59,851

(a)
At June 30, 2007, and December 31, 2006, liquidity support amounted to $673 million and $753 million, respectively. These amounts are net of $2,762 million and $3,034 million, respectively, deferred beyond one year. Credit support amounted to $3,465 million and $3,815 million at June 30, 2007, and December 31, 2006, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $7 million and $27 million at June 30, 2007, and December 31, 2006, respectively.
(c)
At June 30, 2007, and December 31, 2006, liquidity support amounted to $5,613 million and $6,585 million, respectively. Credit support amounted to $2,861 million and $2,926 million at June 30, 2007, and December 31, 2006, respectively.

(d)	Included $11,291 million and $11,509 million of financing receivables - net related to consolidated, liquidating securitization entities at June 30, 2007, and December 31, 2006, respectively.

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

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

General Electric Company’s earnings from continuing operations increased 12% to $5.399 billion in the second quarter of 2007 compared with $4.801 billion in 2006. Earnings per share (EPS) from continuing operations were $0.52 in the second quarter of 2007, up 13% from last year’s $0.46.

For the first six months of 2007, earnings from continuing operations increased 12% to $9.866 billion compared with $8.814 billion for the same period in 2006. EPS from continuing operations were $0.96 in the first six months of 2007, up 14% from last year’s $0.84.

(18)

 Earnings from discontinued operations was an insignificant amount for the second quarter of 2007 compared with earnings of $0.1 billion for the same period in 2006, including the results of Plastics, Advanced Materials, most of GE Insurance Solutions Corporation (GE Insurance Solutions), GE Life and Genworth Financial, Inc. (Genworth).

Earnings from discontinued operations were $0.1 billion for the first six months of 2007 compared with $0.6 billion for the same period in 2006.

Net earnings increased 10% to $5.420 billion and EPS increased 10% to $0.53 in the second quarter of 2007 compared with $4.946 billion and $0.48 per share, respectively, in 2006.

For the first six months of 2007, net earnings increased 6% to $9.928 billion compared with $9.386 billion for the same period in 2006, and EPS increased 7% to $0.96, compared with last year’s $0.90.

Revenues of $42.3 billion in the second quarter of 2007 were 12% higher than in the corresponding period of 2006, reflecting strong organic growth of 8%. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 10% to $24.3 billion, reflecting strong organic growth and the net effects of acquisitions. Sales of product services (including sales of spare parts and related services) increased 12% to $8.0 billion in the second quarter of 2007. Financial services revenues grew 11% to $17.1 billion, as a result of organic revenue growth and the weaker U.S. dollar, partially offset by the 2006 GECS commercial paper interest rate swap adjustment ($0.1 billion).

Revenues for the first six months of 2007 rose 10% to $80.9 billion, compared with $73.6 billion last year. Industrial sales of $45.6 billion were 6% higher than in 2006 reflecting strong organic growth and the effect of acquisitions, partially offset by the effects of the GE Supply disposition in 2006 and the lack of a current-year counterpart to the first quarter 2006 Olympics broadcasts. Financial services revenues for the first six months of 2007 grew 13% to $34.4 billion as a result of organic revenue growth, including the gain on sale of common stock in Swiss Reinsurance Company (Swiss Re), the weaker U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method, partially offset by the 2006 GECS commercial paper interest rate swap adjustment ($0.4 billion).

 Overall, acquisitions contributed $1.8 billion and $0.8 billion to consolidated revenues in the second quarters of 2007 and 2006, respectively. Our consolidated net earnings in the second quarters of both 2007 and 2006 included approximately $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.7 billion and $0.1 billion in the second quarters of 2007 and 2006, respectively. The effects of dispositions on earnings were increases of $0.4 billion and $0.1 billion in the second quarters of 2007 and 2006, respectively.

Acquisitions contributed $2.9 billion and $1.7 billion to consolidated revenues in the first six months of 2007 and 2006, respectively. Our consolidated net earnings in the first six months of 2007 and 2006 included approximately $0.1 billion and $0.2 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $1.7 billion and $0.4 billion in the first six months of 2007 and 2006, respectively. The effects of dispositions on earnings were increases of $0.4 billion and $0.1 billion in the first six months of 2007 and 2006, respectively.

(19)

The most significant acquisitions affecting results in 2007 were Vetco Gray and Smiths Aerospace Group Ltd. at Infrastructure; the custom fleet business of National Australia Bank Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Arden Realty, Inc.; and Banque Artesia Nederland N.V. at Commercial Finance.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we also refer to as “operating profit,” for Healthcare, NBC Universal and the industrial businesses of the Infrastructure and Industrial segments; included in determining segment profit, which we also refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance) and the Industrial segment (Equipment Services).

We have reclassified certain prior-period amounts to conform to the current-period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(20)

Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$13,913	$11,332	$25,896	$21,484

Segment profit	$2,589	$2,107	$4,772	$3,810

Revenues
Aviation	$4,109	$3,291	$7,623	$6,332
Aviation Financial Services	1,088	981	2,337	1,915
Energy	5,140	4,442	9,533	8,277
Energy Financial Services	417	364	741	665
Oil & Gas	1,822	1,094	2,968	1,866
Transportation	1,109	1,002	2,231	2,025

Segment profit
Aviation	$853	$728	$1,608	$1,373
Aviation Financial Services	266	310	654	516
Energy	894	689	1,507	1,125
Energy Financial Services	169	146	270	263
Oil & Gas	190	108	291	163
Transportation	218	165	428	369

Infrastructure revenues increased 23%, or $2.6 billion, in the second quarter of 2007 reflecting higher volume ($2.1 billion), higher prices ($0.1 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased commercial engine sales at Aviation, increased services and acquisitions at Aviation and Oil & Gas; and increased sales at the power generation equipment business at Energy, primarily Thermal and Wind. Higher prices were primarily at Energy. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.1 billion) and Energy Financial Services ($0.1 billion).

Segment profit rose 23%, or $0.5 billion, in the second quarter of 2007, as higher volume ($0.3 billion), productivity ($0.2 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy and Oil & Gas. Higher prices were primarily at Energy and higher material and other costs were primarily at Aviation.

Infrastructure revenues rose 21% to $25.9 billion for the six months ended June 30, 2007, on higher volume ($3.4 billion), increased prices ($0.3 billion) and the weaker U.S. dollar ($0.3 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of commercial engines and services at Aviation; and equipment at Energy. Price increases were primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy. Revenues for the six months also increased as a result of organic revenue growth ($0.4 billion), primarily related to gains on the sale of aircraft, and acquisitions ($0.1 billion) at Aviation Financial Services, and organic revenue growth at Energy Financial Services ($0.1 billion).

(21)

Segment profit for the first six months of 2007 rose 25% to $4.8 billion, compared with $3.8 billion in 2006, as higher volume ($0.5 billion), higher prices ($0.3 billion) and productivity ($0.3 billion) were partially offset by higher material and other costs ($0.3 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy and Oil & Gas. We realized productivity improvements at Aviation and Energy. Higher material and other costs were primarily at Aviation and Energy.

Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$6,383	$5,527	$12,666	$11,011

Segment profit	$1,250	$1,057	$2,671	$2,231

	At
(In millions)	6/30/07	6/30/06	12/31/06

Total assets	$259,383	$206,510	$233,536

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues
Capital Solutions	$3,069	$3,047	$5,962	$5,867
Real Estate	1,557	1,047	3,172	2,122

Segment profit
Capital Solutions	$454	$433	$834	$772
Real Estate	476	334	1,040	775

	At
(In millions)	6/30/07	6/30/06	12/31/06

Assets
Capital Solutions	$109,937	$90,710	$94,523
Real Estate	62,057	44,144	53,786

(22)

Commercial Finance revenues and net earnings increased 15% and 18%, respectively, compared with the second quarter of 2006. Revenues for the second quarter of 2007 included $0.6 billion from acquisitions and were reduced by $0.7 billion as a result of dispositions. Revenues for the quarter also increased $1.0 billion compared with the second quarter of 2006 as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.2 billion in the second quarter of 2007, with $0.2 billion from core growth before losses and investment income, and included $0.1 billion representing one quarter of the total year’s tax benefit on the disposition of SES Global.

Commercial Finance revenues and net earnings increased 15% and 20%, respectively, compared with the first six months of 2006. Revenues for the first six months of 2007 included $1.1 billion from acquisitions and were reduced by $1.2 billion as a result of dispositions. Revenues for the first six months also increased $1.7 billion compared with the first six months of 2006 as a result of organic revenue growth ($1.4 billion) and the weaker U.S. dollar ($0.4 billion). Net earnings increased by $0.4 billion in the first six months of 2007, with $0.5 billion from core growth before losses and investment income, which included higher SES Global gains ($0.1 billion). Core growth included $0.2 billion representing half of the total year’s tax benefit on the disposition of SES Global. These items were partially offset by $0.1 billion of higher losses, which were in part caused by lower recoveries.

GE Money

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$6,145	$5,268	$11,952	$10,358

Segment profit	$952	$880	$1,803	$1,716

	At
(In millions)	6/30/07	6/30/06	12/31/06

Total assets	$197,653	$169,416	$190,403

GE Money revenues and net earnings increased 17% and 8%, respectively, in the second quarter of 2007. Revenues for the second quarter of 2007 included $0.1 billion from acquisitions. Revenues for the quarter also increased $0.8 billion compared with the second quarter of 2006 as a result of organic revenue growth ($0.5 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations, and higher securitizations ($0.2 billion). These increases were substantially offset by reduced earnings from our U.S. mortgage business, WMC ($0.2 billion), and our Japanese business ($0.1 billion).

(23)

GE Money revenues and net earnings increased 15% and 5%, respectively, in the first six months of 2007. Revenues for the first six months of 2007 included $0.2 billion from acquisitions. Revenues for the first six months also increased $1.4 billion compared with the first six months of 2006 as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.5 billion). The increase in net earnings resulted primarily from core growth ($0.4 billion), including growth in lower-taxed earnings from global operations, higher securitizations ($0.4 billion) and the weaker U.S. dollar ($0.1 billion). These increases were substantially offset by reduced earnings from WMC ($0.6 billion) and our Japanese business ($0.2 billion).

WMC’s portfolio of U.S. mortgage loans, net of reserves and classified as held for sale, totaled $1.1 billion at June 30, 2007, down from $4.5 billion at March 31, 2007. Continued pressures in the U.S. subprime mortgage industry have resulted in limited liquidity and a higher number of loans being put back to the originators. We have presently decided to pursue the exit of this business.

In Japan, we continue to face pressures as a result of a December 2006 lending law as well as customer claims for partial interest refunds. In response, we commenced restructuring actions to allow us to operate more efficiently in the current environment. We continue to monitor the business closely and to assess further strategic actions.

Healthcare revenues were about the same in the second quarters of 2007 and 2006 as lower prices ($0.1 billion) were substantially offset by the weaker U.S. dollar ($0.1 billion). Despite price pressures on U.S. equipment sales, revenues of the clinical systems and life sciences businesses and sales of international equipment rose. Volume in the second quarter of 2007 was relatively unchanged from 2006 as the business continues to experience lower sales of surgical imaging equipment resulting from a regulatory suspension on shipments as well as the effects of the Deficit Reduction Act on U.S. equipment sales. Segment profit of $0.7 billion in the second quarter of 2007 was 8% lower than in the second quarter of 2006 as the effects of productivity ($0.1 billion) were more than offset by lower prices ($0.1 billion) and higher material and other costs ($0.1 billion).

Healthcare revenues of $7.8 billion were about the same in the first six months of 2007 and 2006 as lower prices ($0.2 billion) were more than offset by the effects of the weaker U.S. dollar ($0.2 billion). Despite price pressures on U.S. equipment sales, revenues of the clinical systems, life sciences and medical diagnostics businesses, and sales of international equipment rose. Volume in the first six months of 2007 was relatively unchanged from 2006 as the business continues to experience lower sales of surgical imaging equipment resulting from a regulatory suspension on shipments as well as the effects of the Deficit Reduction Act on U.S. equipment sales. Segment profit of $1.3 billion in the first six months of 2007 was 3% lower than in the first six months of 2006 as the effects of productivity ($0.3 billion) were more than offset by lower prices ($0.2 billion) and higher material and other costs ($0.1 billion).

NBC Universal revenues declined $0.2 billion or 6% in the second quarter of 2007 as higher revenues in our cable business ($0.1 billion) were more than offset by the absence of a current-year counterpart to the sale of four television stations in 2006 ($0.2 billion) and the combined effects of lower revenues in our television station operations and film business ($0.1 billion). Segment profit increased 2% to $0.9 billion as improvements in television network and cable operations ($0.2 billion) and our film business ($0.1 billion) were partially offset by the lack of a current-year counterpart to last year’s stations sale ($0.2 billion).

(24)

NBC Universal reported revenues of $7.1 billion in the first six months of 2007, a decline of $1.2 billion or 15% from 2006, reflecting the lack of a current-year counterpart to the 2006 Olympic Games broadcasts ($0.7 billion), lower film revenues ($0.3 billion), primarily from lower home video sales, and the absence of a current-year counterpart to the sale of four television stations in 2006 ($0.2 billion). Segment profit increased 4%, or $0.1 billion, as improvements in television network and cable operations ($0.2 billion) and the absence of Olympic broadcasts in 2007 ($0.1 billion) were partially offset by the lack of a current-year counterpart to last year’s stations sale ($0.2 billion).

Industrial

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Revenues	$6,220	$6,473	$12,048	$12,384

Segment profit	$482	$478	$841	$813

Revenues
Consumer & Industrial	$3,614	$3,852	$6,847	$7,386
Equipment Services	1,755	1,797	3,503	3,431

Segment profit
Consumer & Industrial	$362	$318	$629	$538
Equipment Services	54	60	73	76

Industrial revenues fell 4%, or $0.3 billion, in the second quarter of 2007, as lower volume ($0.3 billion) was partially offset by higher prices ($0.1 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The decrease in volume was primarily at Consumer & Industrial reflecting the sale of GE Supply in the third quarter of 2006. Revenues decreased at Equipment Services as a result of a disposition ($0.1 billion), partially offset by organic revenue growth ($0.1 billion).

Segment profit of $0.5 billion was 1% higher in the second quarter of 2007, as higher prices ($0.1 billion) and productivity, primarily at Consumer & Industrial, more than offset higher material and other costs ($0.1 billion), primarily at Consumer & Industrial.

Industrial revenues decreased 3% for the six months ended June 30, 2007, as lower volume ($0.6 billion) was partially offset by higher prices ($0.1 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses in the segment. Volume decreases were primarily at Consumer & Industrial, reflecting the sale of GE Supply in the third quarter of 2006, and Security. These decreases were partially offset by increases at GE Fanuc. Price increases and the effects of the weaker U.S. dollar were primarily at Consumer & Industrial. Revenues also increased at Equipment Services as a result of organic revenue growth ($0.1 billion) and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.1 billion), partially offset by a disposition ($0.1 billion).

(25)

Segment profit rose 3% for the six months ended June 30, 2007, as productivity ($0.2 billion), primarily at Consumer & Industrial, and higher prices ($0.1 billion) were substantially offset by higher material and other costs ($0.2 billion), primarily at Consumer & Industrial. See Corporate items and eliminations for a discussion of items not allocated to this segment.

Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2007	2006	2007	2006

Earnings from discontinued operations, net of taxes	$21	$145	$62	$572

Discontinued operations comprise Plastics and Advanced Materials; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; GE Life; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

In May 2007, we signed a definitive agreement to sell our Plastics business to Saudi Basic Industries Corporation for approximately $11.6 billion in cash. We presently expect this transaction to close in the third quarter of 2007, subject to customary closing conditions, including receipt of regulatory approvals and result in an estimated after-tax gain of approximately $1.5 billion.

Corporate items and eliminations revenues in the second quarter of 2007 increased $0.8 billion as higher business disposition gains ($0.7 billion) and higher revenues of insurance activities ($0.2 billion) were partially offset by the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.1 billion). Corporate items and eliminations cost for the second quarter of 2007 increased $0.1 billion as higher restructuring, rationalization and other charges ($0.6 billion), increased liabilities for uncertain tax benefits at GECS ($0.2 billion) and the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.1 billion) were substantially offset by higher business disposition gains ($0.8 billion) (GECS amounts on an after-tax basis). The increase in liabilities for uncertain tax benefits at GECS was more than offset by lower such liabilities reported in the caption “GE provision for income taxes” in the Summary of Operating Segments.

Corporate items and eliminations revenues for the first six months of 2007 increased $1.3 billion as higher business disposition gains ($0.7 billion), a gain on sale of common stock in Swiss Re ($0.6 billion) and higher revenues of insurance activities ($0.3 billion) were partially offset by the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.4 billion). Corporate items and eliminations cost for the first six months of 2007 increased $0.1 billion as higher restructuring, rationalization and other charges ($0.9 billion), and the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.2 billion) were substantially offset by higher business disposition gains ($0.7 billion) and a gain on sale of common stock in Swiss Re ($0.3 billion) (GECS amounts on an after-tax basis).

(26)

Certain amounts included in this caption are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the second quarter of 2007 these comprised $0.9 billion for a gain on sale of a business interest to Hitachi by the Energy business at Infrastructure; $0.2 billion at Industrial and $0.1 billion at each of NBC Universal, Infrastructure, GE Money and Healthcare, primarily for restructuring, rationalization and other charges; and $0.1 billion for technology and product development costs at NBC Universal. For the first six months of 2007 such amounts comprised $0.9 billion for a gain on sale of a business interest to Hitachi by the Energy business at Infrastructure; $0.3 billion at Industrial, $0.2 billion at Infrastructure, and $0.1 billion at each of Healthcare, GE Money, NBC Universal and Commercial Finance, primarily for restructuring, rationalization and other charges, including a product quality issue at Industrial; and $0.1 billion for technology and product development costs at NBC Universal. GECS amounts are on an after-tax basis.

In June 2007, we negotiated tentative labor agreements with most of our U.S. unions. These agreements were subsequently ratified by the respective unions and were approved by the GE Board of Directors on July 27, 2007, and reflecting a remeasurement of the postretirement benefit obligations, will result in about a three percent reduction in equity in the third quarter of 2007.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During the first six months of 2007, we completed the acquisitions of Smiths Aerospace Group Ltd., Vetco Gray, Sanyo Electric Credit Co., Ltd., DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co., Trustreet Properties, Inc., Crow Holdings and a controlling interest in Regency Energy Partners LP.

•	The U.S. dollar was weaker at June 30, 2007, than at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $738.5 billion at June 30, 2007, an increase of $41.3 billion from December 31, 2006. GE assets increased $10.6 billion, while financial services assets increased $29.4 billion.

GE assets were $206.5 billion at June 30, 2007, a $10.6 billion increase from December 31, 2006. The increase primarily reflects a $6.0 billion increase in intangible assets - net and an increase of $2.9 billion in all other assets.

Financial services assets were $594.0 billion at June 30, 2007. The $29.4 billion increase from December 31, 2006, was primarily attributable to an increase of $15.8 billion in financing receivables - net and an increase in all other assets of $8.1 billion.

Consolidated liabilities of $614.3 billion at June 30, 2007, were $36.9 billion higher than the year-end 2006 balance. GE liabilities increased $5.3 billion, while financial services liabilities increased $29.3 billion.

(27)

GE liabilities were $83.3 billion at June 30, 2007. During 2007, all other liabilities increased $2.7 billion to $28.4 billion and total borrowings increased $1.7 billion to $12.8 billion ($3.7 billion short term and $9.1 billion long term) at June 30, 2007, compared with December 31, 2006. The ratio of borrowings to total capital invested for GE at the end of the second quarter was 9.4% compared with 8.6% at the end of last year and 8.1% at June 30, 2006.

Financial services liabilities increased $29.3 billion to $537.9 billion primarily reflecting an increase in total borrowings of $30.2 billion from year-end 2006.

Consolidated cash and equivalents were $15.9 billion at June 30, 2007, an increase of $1.6 billion during the first six months of 2007. Cash and equivalents amounted to $11.1 billion at June 30, 2006, an increase of $2.3 billion from December 31, 2005. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $11.6 billion in the first six months of 2007 and $13.8 billion in the first six months of 2006.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Six months ended June 30
(In billions)	2007	2006

Operating cash collections	$47.9	$44.1
Operating cash payments	(40.9)	(37.9)
Cash dividends from GECS	4.6	7.6
GE cash from operating activities	$11.6	$13.8

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $3.8 billion during the first six months of 2007. This increase is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of materials and services necessary in a diversified global organization. GE operating cash payments increased in the first six months of 2007 by $3.0 billion, comparable to the increases in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in the first six months of 2007 by $4.1 billion to $12.9 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends from excess capital, primarily resulting from GECS business sales. Special dividends of $2.7 billion were paid by GECS to GE in the first six months of 2007, compared with $5.7 billion during the first six months of 2006.

(28)

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute our announced $27 billion share repurchase program and to continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at June 30, 2007, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses were insignificant for the first six months of 2007 and $0.1 billion for the first six months of 2006.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $354.6 billion at June 30, 2007, and $338.9 billion at December 31, 2006. The related allowance for losses at June 30, 2007, amounted to $4.5 billion compared with $4.7 billion at December 31, 2006, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $15.7 billion from December 31, 2006, primarily as a result of core growth ($28.3 billion), acquisitions ($9.5 billion) and the weaker U.S. dollar ($4.7 billion), partially offset by securitization and sales ($22.6 billion) and loans transferred to assets held for sale ($3.4 billion). Related nonearning receivables were $5.0 billion (1.4% of outstanding receivables) at June 30, 2007, compared with $4.9 billion (1.5% of outstanding receivables) at year-end 2006. Nonearning receivables excludes loans held for sale.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	6/30/07	(a)	12/31/06	6/30/06

Commercial Finance	1.28%		1.22%	1.29%
GE Money	5.36		5.05	5.22
GE Money, excluding WMC	5.18		5.15	5.34

(a)	Subject to update.

Stable delinquency rates at Commercial Finance over the periods reflected continued stable portfolio quality.

(29)

Delinquency rates at GE Money increased from December 31, 2006, and June 30, 2006, to June 30, 2007, as a result of higher delinquencies in WMC associated with increased payment defaults. Delinquency rates excluding WMC decreased from June 30, 2006, to June 30, 2007, primarily resulting from improvements in our European secured financing business.

D. Debt Instruments

During the first six months of 2007, GECS and GECS affiliates issued $47 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities for these issuances ranged from two to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $35 billion of additional long-term debt during the remainder of 2007, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As we have previously reported, since January 2005, the U.S. Securities and Exchange Commission (SEC) staff has been conducting an investigation of the use of hedge accounting for derivatives by us and General Electric Capital Corporation (GE Capital). As also previously reported, the SEC requested information in connection with this investigation about other GE accounting policies and practices, including items related to certain pre-2004 transactions in our Rail business (the Rail transactions). In connection with the SEC’s investigation, the Audit Committee of our Board of Directors, with the assistance of independent counsel, undertook a review of the Rail transactions. Based on this review and as further described below, we have determined that revenues had been inappropriately accelerated so that they were recognized in the fourth quarter of each of the years 2000 through 2003 rather than in the first quarter of the following year. Our management and Audit Committee determined that the effects of the Rail transactions are not material to our financial statements under applicable SEC guidance and accounting literature. If the transactions had been recorded in the appropriate quarters, the effects on GE’s consolidated revenues, earnings before income taxes and accounting changes and net earnings would have been less than 0.2% in each year.

    In the Rail transactions, we transferred locomotive titles but not sufficient substantive risks and rewards of ownership to financial intermediaries. One quarter after title transfer, we delivered those locomotives to the ultimate railroad customers. Our Audit Committee has determined that, in connection with the Rail transactions, several individuals in our Rail business and in our capital markets group engaged in intentional misconduct that misled those responsible for accounting oversight and further that the transactions were also not adequately examined by those responsible for accounting oversight.

(30)

    We have reviewed our internal control over financial reporting with respect to the Rail transactions and have found no material weakness. We are taking disciplinary actions with respect to employees involved in the Rail transactions, including separation of the employees who engaged in intentional misconduct. We are also implementing a number of remedial actions and internal control enhancements, including:

•	enhancing and clarifying our global accounting guidelines for revenue recognition and our related training programs;

•	upgrading the number and capacity of resources in corporate accounting devoted to reviewing complex revenue recognition matters;

•	enhancing the procedures of our corporate accounting and internal audit departments for identification and review of accounting for unusual matters; and

•	strengthening the procedures and increasing the resources of our internal audit department.

We understand that the SEC staff is continuing to review our use of hedge accounting for derivatives, the Rail transactions and other accounting practices and procedures, including revenue recognition matters. Our management and Audit Committee continue to review these matters, with the assistance of outside experts, and to discuss any issues that may arise with the SEC staff as part of our ongoing cooperation with the SEC investigation.

(31)

    The effects of the accounting errors on selected portions of our financial statements were as follows:

(Dollars in millions)	2004	2003	2002	2001	2000

Revenues, as reported	$134,291	$113,421	$111,967	$107,054	$130,385
Adjusted revenues	$134,449	$113,486	$111,809	$107,052	$130,322
Increase (decrease) in reported
revenues	$158	$65	$(158)	$(2)	$(63)
Increase (decrease) in reported
revenues	0.12%	0.06%	(0.14)%	(0.00)%	(0.05)%
Earnings before income taxes and
accounting changes, as reported	$20,297	$18,147	$18,972	$19,701	$18,446
Adjusted earnings before income
taxes and accounting changes	$20,321	$18,161	$18,936	$19,712	$18,433
Increase (decrease) in reported
earnings before income taxes and
accounting changes	$24	$14	$(36)	$11	$(13)
Increase (decrease) in reported
earnings before income taxes and
accounting changes	0.12%	0.08%	(0.19)%	0.06%	(0.07)%
Net earnings, as reported	$17,160	$15,561	$12,998	$13,463	$12,735
Adjusted net earnings	$17,175	$15,570	$12,976	$13,470	$12,727
Increase (decrease) in reported
net earnings(a)	$15	$9	$(22)	$7	$(8)
Increase (decrease) in reported
net earnings(a)	0.09%	0.06%	(0.17)%	0.05%	(0.06)%

(a)
In each of the years, basic and diluted net earnings per share would have been unaffected had these transactions been correctly recorded, except that, because of rounding, (1) 2003 diluted net earnings per share, understated by $.0009, would have increased by $.01, and (2) 2002 basic net earnings per share, overstated by $.0022, would have decreased by $.01. In addition, in fiscal years 2001 through 2004, basic and diluted net earnings per share, as originally reported, would have been unaffected if these transactions had been correctly recorded.

The effects of the Rail transactions on revenues and profit for the segments containing the Rail business, as originally reported, from 2000 through 2004 would have been less than 4.5% in all annual and quarterly periods other than the fourth quarter of 2002 and the first and fourth quarters of 2003. Industrial Products and Systems segment revenues and profit were overstated by 8.8% and 14.5%, respectively, in the fourth quarter of 2002 and understated by 30.0% and 35.4% in the first quarter of 2003; Transportation Systems segment revenues and profit were overstated by 22.6% and 16.6%, respectively, in the fourth quarter of 2003. Transportation Systems was the smallest of GE’s 13 segments in 2003, representing 1.9% of consolidated revenues and 2.3% of consolidated earnings before income taxes and accounting changes.

    As previously disclosed, in August 2006, the New Jersey Department of Environmental Protections (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at GECC’s Linden, New Jersey facility. The DEP alleged that emissions from the facility exceeded thresholds established in the site’s permit. GECC has agreed with DEP to settle the matter for $71,000.

(32)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2007
April	9,078	$35.95	2,522
May	17,005	$37.43	16,615
June	36,320	$37.92	35,410
Total	62,403	$37.50	54,547	$11.7 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 7,856 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2004 GE Share Repurchase Program as modified by the GE Board in November 2005 and July 2007 (the Program) under which we are authorized to repurchase up to $27 billion of our common stock through 2008. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

Item 4. Submission of Matters to a Vote of Security Holders

2007 Annual Meeting of Shareowners

(a) The 2007 Annual Meeting of Shareowners of General Electric Company was held on April 25, 2007.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals
Ratification of KPMG as independent
auditors	8,098,514,020	522,683,951	88,480,003	-
Approval of adoption of majority voting
for the election of directors	8,479,051,116	132,262,383	98,364,475	-
Approval of GE 2007 long-term incentive
plan	6,133,573,274	591,524,706	120,486,145	1,864,093,849
Approval of the material terms for senior
officer performance goals	8,037,504,245	552,216,218	119,957,511	-

(33)

Shareowner Proposals
(1) Cumulative voting	2,175,327,870	4,540,654,713	127,121,146	1,866,574,245
(2) Curb over-extended directors	2,360,800,162	4,361,823,671	120,479,896	1,866,574,245
(3) One director from the ranks of retirees	286,823,919	6,432,351,603	123,928,207	1,866,574,245
(4) Independent board chairman	2,068,147,564	4,644,584,095	130,372,070	1,866,574,245
(5) Eliminate dividend equivalents	2,143,053,765	4,555,937,556	144,112,408	1,866,574,245
(6) Report on charitable contributions	488,485,004	5,496,305,562	858,313,163	1,866,574,245
(7) Global warming report	384,011,976	5,608,011,098	851,080,655	1,866,574,245
(8) Ethical criteria for military contracts	469,841,681	5,443,412,584	929,849,464	1,866,574,245
(9) Report on pay differential	536,199,931	5,747,424,158	559,479,640	1,866,574,245

Election of Directors
Director			Votes Received	Votes Withheld

James I. Cash, Jr.			8,275,243,172	434,434,802
Sir William M. Castell			8,502,187,428	207,490,546
Ann M. Fudge			8,553,588,401	156,089,573
Claudio X. Gonzalez			6,462,545,385	2,247,132,589
Susan Hockfield			8,569,827,834	139,850,140
Jeffrey R. Immelt			8,499,118,112	210,559,862
Andrea Jung			8,491,486,856	218,191,118
Alan G. Lafley			8,512,576,577	197,101,397
Robert W. Lane			8,512,725,444	196,952,530
Ralph S. Larsen			8,501,369,822	208,308,152
Rochelle B. Lazarus			8,553,259,217	156,418,757
Sam Nunn			8,471,200,480	238,477,494
Roger S. Penske			8,285,739,748	423,938,226
Robert J. Swieringa			8,301,285,622	408,392,352
Douglas A. Warner III			8,272,048,895	437,629,079
Robert C. Wright			8,471,008,043	238,669,931

(34)

Item 6. Exhibits

Exhibit 11	Computation of Per Share Earnings*.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Financial Measures That Supplement Generally Accepted Accounting Principles.

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed, consolidated financial statements in this report.

(35)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 27, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(36)