Form 10-Q
period 2007-09-30
GENERAL ELECTRIC CO
filed 2007-11-02
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR

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

There were 10,106,209,000 shares of common stock with a par value of $0.06 per share outstanding at September 30, 2007.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2007	2006	2007	2006	2007	2006

Sales of goods	$15,354	$13,390	$15,271	$12,990	$277	$519
Sales of services	9,269	9,110	9,387	9,199	-	-
Other income	384	567	464	610	-	-
GECS earnings from continuing operations	-	-	3,214	2,521	-	-
GECS revenues from services	17,527	14,807	-	-	17,843	15,067
Total revenues	42,534	37,874	28,336	25,320	18,120	15,586

Cost of goods sold	12,113	10,862	12,071	10,500	236	480
Cost of services sold	6,145	5,754	6,262	5,844	-	-
Interest and other financial charges	6,077	5,030	473	467	5,787	4,729
Investment contracts, insurance losses and
insurance annuity benefits	849	822	-	-	889	867
Provision for losses on financing receivables	1,223	793	-	-	1,223	793
Other costs and expenses	10,232	8,791	3,684	3,020	6,722	5,863
Minority interest in net earnings of
consolidated affiliates	190	198	136	142	54	56
Total costs and expenses	36,829	32,250	22,626	19,973	14,911	12,788

Earnings from continuing operations
before income taxes	5,705	5,624	5,710	5,347	3,209	2,798
Benefit (provision) for income taxes	(619)	(875)	(624)	(598)	5	(277)
Earnings from continuing operations	5,086	4,749	5,086	4,749	3,214	2,521
Earnings (loss) from discontinued operations,
net of taxes	453	117	453	117	(1,347)	(9)
Net earnings	$5,539	$4,866	$5,539	$4,866	$1,867	$2,512

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.50	$0.46
Basic earnings per share	$0.50	$0.46

Per-share amounts - net earnings
Diluted earnings per share	$0.54	$0.47
Basic earnings per share	$0.54	$0.47

Dividends declared per share	$0.28	$0.25

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2007	2006	2007	2006	2007	2006

Sales of goods	$43,345	$40,098	$43,366	$38,658	$337	$1,786
Sales of services	26,886	26,397	27,293	26,679	-	-
Other income	2,319	1,662	2,550	1,771	-	-
GECS earnings from continuing operations	-	-	9,059	7,343	-	-
GECS revenues from services	51,612	42,382	-	-	52,503	43,131
Total revenues	124,162	110,539	82,268	74,451	52,840	44,917

Cost of goods sold	34,604	31,906	34,678	30,600	284	1,652
Cost of services sold	17,005	17,060	17,412	17,342	-	-
Interest and other financial charges	17,300	13,726	1,428	1,255	16,499	12,922
Investment contracts, insurance losses and
insurance annuity benefits	2,601	2,364	-	-	2,744	2,503
Provision for losses on financing receivables	3,216	2,200	-	-	3,216	2,200
Other costs and expenses	29,824	26,350	10,636	9,583	19,540	17,035
Minority interest in net earnings of
consolidated affiliates	634	635	445	454	189	181
Total costs and expenses	105,184	94,241	64,599	59,234	42,472	36,493

Earnings from continuing operations
before income taxes	18,978	16,298	17,669	15,217	10,368	8,424
Provision for income taxes	(3,322)	(2,880)	(2,013)	(1,799)	(1,309)	(1,081)
Earnings from continuing operations	15,656	13,418	15,656	13,418	9,059	7,343
Earnings (loss) from discontinued operations,
net of taxes	(135)	866	(135)	866	(2,003)	429
Net earnings	$15,521	$14,284	$15,521	$14,284	$7,056	$7,772

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$1.53	$1.29
Basic earnings per share	$1.53	$1.29

Per-share amounts - net earnings
Diluted earnings per share	$1.51	$1.37
Basic earnings per share	$1.52	$1.38

Dividends declared per share	$0.84	$0.75

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	9/30/07	12/31/06	9/30/07	12/31/06	9/30/07	12/31/06

Cash and equivalents	$19,848	$14,099	$7,232	$4,480	$12,760	$12,452
Investment securities	45,209	47,806	438	342	44,780	47,472
Current receivables	12,705	12,200	13,033	12,524	-	-
Inventories	13,319	10,029	13,250	9,975	69	54
Financing receivables - net	361,684	328,562	-	-	361,684	328,589
Other GECS receivables	16,703	16,903	-	-	21,530	21,690
Property, plant and equipment (including
equipment leased to others) - net	76,292	70,650	13,523	12,675	62,769	57,975
Investment in GECS	-	-	56,194	54,097	-	-
Intangible assets - net	94,317	84,314	65,267	58,384	29,050	25,930
All other assets	114,257	92,212	36,086	34,003	79,500	59,387
Assets of discontinued operations	7,372	19,757	-	8,638	7,372	11,119
Total assets	$761,706	$696,532	$205,023	$195,118	$619,514	$564,668

Short-term borrowings	$180,403	$172,013	$3,540	$2,076	$177,508	$173,313
Accounts payable, principally trade accounts	18,716	20,632	10,352	10,969	12,685	13,803
Progress collections and price adjustments accrued	8,570	5,248	8,570	5,248	-	-
Other GE current liabilities	19,954	20,822	19,954	20,822	-	-
Long-term borrowings	311,220	260,752	9,087	9,043	303,424	252,953
Investment contracts, insurance liabilities
and insurance annuity benefits	34,074	34,501	-	-	34,408	34,807
All other liabilities	55,363	46,261	33,352	25,681	22,057	20,691
Deferred income taxes	10,758	14,325	927	1,755	9,831	12,570
Liabilities of discontinued operations	2,309	2,626	193	2,121	2,116	485
Total liabilities	641,367	577,180	85,975	77,715	562,029	508,622

Minority interest in equity of consolidated affiliates	7,508	7,493	6,217	5,544	1,291	1,949
Common stock (10,106,209,000 and 10,277,373,000
shares outstanding at September 30, 2007 and
December 31, 2006, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	452	1,608	452	1,608	380	1,594
Currency translation adjustments	9,904	6,181	9,904	6,181	7,256	4,837
Cash flow hedges	(189)	(129)	(189)	(129)	(258)	(171)
Benefit plans	(5,931)	(4,406)	(5,931)	(4,406)	(262)	(278)
Other capital	25,923	25,486	25,923	25,486	12,550	12,537
Retained earnings	114,139	107,343	114,139	107,343	36,527	35,577
Less common stock held in treasury	(32,136)	(24,893)	(32,136)	(24,893)	-	-

Total shareowners’ equity	112,831	111,859	112,831	111,859	56,194	54,097

Total liabilities and equity	$761,706	$696,532	$205,023	$195,118	$619,514	$564,668

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $4,236 million and $3,254 million at September 30, 2007, and December 31, 2006, respectively.

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” September 30, 2007, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2007	2006	2007	2006	2007	2006

Cash flows - operating activities
Net earnings	$15,521	$14,284	$15,521	$14,284	$7,056	$7,772
Loss (earnings) from discontinued operations	135	(866)	(1,868)	(437)	2,003	(429)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	7,432	6,159	1,577	1,442	5,855	4,717
Net earnings retained by GECS	-	-	(1,185)	899	-	-
Deferred income taxes	778	1,299	239	711	539	588
Decrease (increase) in GE current receivables	(230)	74	406	2,189	-	-
Increase in inventories	(1,963)	(1,768)	(1,959)	(1,752)	(4)	(16)
Decrease in accounts payable	(1,979)	(1,582)	(1,071)	(494)	(611)	(739)
Increase in GE progress collections	2,805	469	2,805	469	-	-
Provision for losses on GECS financing receivables	3,216	2,200	-	-	3,216	2,200
All other operating activities	(963)	(127)	2,202	348	(3,039)	228
Cash from operating activities - continuing operations	24,752	20,142	16,667	17,659	15,015	14,321
Cash from (used for) operating activities - discontinued operations	3,917	1,554	(856)	826	4,773	728
Cash from operating activities	28,669	21,696	15,811	18,485	19,788	15,049

Cash flows - investing activities
Additions to property, plant and equipment	(12,195)	(10,470)	(2,025)	(2,020)	(10,335)	(8,588)
Dispositions of property, plant and equipment	7,228	4,426	-	-	7,228	4,426
Net increase in GECS financing receivables	(24,675)	(21,749)	-	-	(24,535)	(23,756)
Payments for principal businesses purchased	(14,910)	(10,888)	(7,388)	(3,990)	(7,522)	(6,898)
Proceeds from sales of discontinued operations	11,457	8,112	10,826	-	-	8,112
Proceeds from principal business dispositions	2,114	1,090	1,012	1,090	1,102	-
All other investing activities	(7,643)	(1,346)	(2,108)	641	(5,441)	(3,144)
Cash from (used for) investing activities - continuing operations	(38,624)	(30,825)	317	(4,279)	(39,503)	(29,848)
Cash from (used for) investing activities - discontinued operations	(3,805)	(4,068)	1,002	(833)	(4,807)	(3,235)
Cash from (used for) investing activities	(42,429)	(34,893)	1,319	(5,112)	(44,310)	(33,083)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(8,087)	596	(2,853)	1,588	(8,467)	(1,083)
Newly issued debt (maturities longer than 90 days)	81,448	60,745	4,663	88	76,832	60,665
Repayments and other reductions (maturities longer than 90 days)	(36,801)	(29,754)	(171)	(111)	(36,630)	(29,643)
Net purchases of GE treasury shares	(7,220)	(7,390)	(7,220)	(7,390)	-	-
Dividends paid to shareowners	(8,651)	(7,831)	(8,651)	(7,831)	(5,871)	(8,671)
All other financing activities	(1,068)	(747)	-	-	(1,068)	(747)
Cash from (used for) financing activities - continuing operations	19,621	15,619	(14,232)	(13,656)	24,796	20,521
Cash from (used for) financing activities - discontinued operations	(149)	(256)	(146)	7	(3)	(263)
Cash from (used for) financing activities	19,472	15,363	(14,378)	(13,649)	24,793	20,258

Increase (decrease) in cash and equivalents	5,712	2,166	2,752	(276)	271	2,224
Cash and equivalents at beginning of year	14,276	11,801	4,480	2,015	12,629	10,106
Cash and equivalents at September 30	19,988	13,967	7,232	1,739	12,900	12,330
Less cash and equivalents of discontinued operations at September 30	140	369	-	-	140	369
Cash and equivalents of continuing operations at September 30	$19,848	$13,598	$7,232	$1,739	$12,760	$11,961

See notes to condensed, consolidated financial statements. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2007	2006	2007	2006

Revenues
Infrastructure	$14,451	$12,113	$40,587	$33,578
Commercial Finance	7,032	6,006	19,698	17,017
GE Money	6,207	5,064	18,441	14,408
Healthcare	4,062	3,891	12,002	11,860
NBC Universal	3,756	3,631	10,865	11,971
Industrial	6,229	6,256	18,285	18,696
Total segment revenues	41,737	36,961	119,878	107,530
Corporate items and eliminations	797	913	4,284	3,009
Consolidated revenues	$42,534	$37,874	$124,162	$110,539

Segment profit (a)
Infrastructure	$2,615	$2,339	$7,386	$6,131
Commercial Finance	1,450	1,290	4,121	3,521
GE Money	942	830	3,323	2,369
Healthcare	692	699	2,021	2,059
NBC Universal	589	542	2,184	2,078
Industrial	513	485	1,365	1,307
Total segment profit	6,801	6,185	20,400	17,465
Corporate items and eliminations	(618)	(371)	(1,303)	(993)
GE interest and other financial charges	(473)	(467)	(1,428)	(1,255)
GE provision for income taxes	(624)	(598)	(2,013)	(1,799)
Earnings from continuing operations	5,086	4,749	15,656	13,418
Earnings (loss) from discontinued operations,
net of taxes	453	117	(135)	866
Consolidated net earnings	$5,539	$4,866	$15,521	$14,284

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

As disclosed in our report on Form 8-K filed on October 12, 2007, we have concluded that the following policies and practices resulted in revenue being recorded in incorrect periods. For certain product sales, principally in our Healthcare, Infrastructure and Industrial segments, we recorded revenues upon shipment before risk of loss for damage in transit had been transferred to the customer. Separately, in our Aviation business, for certain long-term agreements that provide for product repair and maintenance services on GE-manufactured aircraft engines, our accounting procedures were incorrect with respect to the timing and amount of credits for certain used parts that were refurbished and reused or resold. We have made appropriate adjustments for these items in this report for prior-period financial information.

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

3. We classified our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), Plastics, Advanced Materials, GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(8)

Planned Sale of Lake and WMC

As previously disclosed, in September 2007, we committed to a plan to sell our Japanese personal loan business (Lake). We made the decision to sell this business upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. We are actively pursuing a buyer and expect to complete the sale of this business by the end of the third quarter of 2008. In connection with this exit, we recorded an after-tax loss of $890 million in the third quarter of 2007, which represents the difference between the net book value of our Lake business and the projected sale price. In addition, we committed to a plan to sell our U.S. mortgage business (WMC), as a result of continued pressures in the U.S. subprime mortgage industry. In connection with this exit, we recorded an after-tax loss of $43 million in the third quarter of 2007, which represents the difference between the net book value of WMC and the projected sale price. Both businesses were previously reported in the GE Money segment.

Completed Sale of Plastics and Advanced Materials

In August 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation for $11,577 million in cash. Also, during the fourth quarter of 2006, we sold our Advanced Materials business.

Completed Sale of Insurance Businesses

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

(9)

Financial information for discontinued GE industrial operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Operations
Total revenues	$1,001	$2,283	$4,286	$6,808

Earnings from discontinued operations before
income taxes	$28	$141	$238	$534
Income tax benefit (expense)	61	(15)	69	(97)
Earnings from discontinued operations before
disposal, net of taxes	$89	$126	$307	$437

Disposal
Gain on disposal before income taxes	$2,554	$-	$2,363	$-
Income tax expense	(843)	-	(802)	-
Gain on disposal, net of taxes	$1,711	$-	$1,561	$-

Earnings from discontinued operations,
net of taxes(a)	$1,800	$126	$1,868	$437

(a)
The sum of GE industrial earnings from discontinued operations, net of taxes, and the corresponding amounts for GECS on page 11 are reported as GE earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

	At
(In millions)	9/30/07	12/31/06

Assets
Inventories	$-	$1,447
Property, plant and equipment (including equipment leased to others) - net	-	4,063
Intangible assets - net	-	2,081
Other	-	1,047
Assets of discontinued operations	$-	$8,638

	At
(In millions)	9/30/07	12/31/06

Liabilities
Accounts payable, principally trade accounts	$-	$944
Other GE current liabilities	32	594
Other	161	583
Liabilities of discontinued operations	$193	$2,121

(10)

Financial information for discontinued GECS operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Operations
Total revenues	$(186)	$1,015	$(468)	$5,711

Earnings (loss) from discontinued operations before
income taxes	$(601)	$93	$(1,928)	$677
Income tax benefit (expense)	175	(2)	845	(109)
Earnings (loss) from discontinued operations before
disposal, net of taxes	$(426)	$91	$(1,083)	$568

Disposal
Loss on disposal before income taxes	$(1,549)	$(163)	$(1,560)	$(152)
Income tax benefit	628	63	640	13
Loss on disposal, net of taxes	$(921)	$(100)	$(920)	$(139)

Earnings (loss) from discontinued operations,
net of taxes	$(1,347)	$(9)	$(2,003)	$429

	At
(In millions)	9/30/07	12/31/06

Assets
Cash and equivalents	$140	$177
Financing receivables - net	5,330	5,643
All other assets	424	4,823
Other	1,478	476
Assets of discontinued operations	$7,372	$11,119

	At
(In millions)	9/30/07	12/31/06

Liabilities
Liabilities of discontinued operations	$2,116	$485

(11)

4. GECS revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Interest on loans	$6,122	$5,139	$17,594	$15,176
Equipment leased to others	3,754	3,410	11,207	9,477
Financing leases	1,136	1,176	3,489	3,203
Fees	1,257	990	3,801	3,003
Real estate investments	1,364	845	3,420	2,187
Investment income(a)	860	691	3,005	1,921
Premiums earned by insurance activities	583	536	1,653	1,512
Associated companies	663	541	1,678	1,470
Gross securitization gains	368	331	1,486	865
Other items	1,736	1,408	5,170	4,317
Total	$17,843	$15,067	$52,503	$43,131

(a)	Included gain on sale of common stock in Swiss Re of $558 million during first quarter of 2007.

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

	Principal Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(986)	$(953)	$(2,959)	$(2,858)
Service cost for benefits earned	389	338	1,009	1,027
Interest cost on benefit obligation	599	576	1,810	1,728
Prior service cost	76	69	195	184
Net actuarial loss recognized	173	181	524	550
Cost of principal pension plans	$251	$211	$579	$631

(12)

	Other Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(127)	$(101)	$(369)	$(298)
Service cost for benefits earned	97	81	269	247
Interest cost on benefit obligation	117	96	340	283
Prior service cost	2	1	5	3
Net actuarial loss recognized	47	42	130	120
Cost of other pension plans	$136	$119	$375	$355

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Expected return on plan assets	$(31)	$(31)	$(93)	$(95)
Service cost for benefits earned	120	50	196	158
Interest cost on benefit obligation	163	114	388	342
Prior service cost	187	101	420	247
Net actuarial loss (gain) recognized	-	16	(15)	52
Cost of principal retiree benefit plans	$439	$250	$896	$704

As previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2007, on July 27, 2007, the GE Board of Directors approved new four-year labor agreements for most of our U.S. unions. The agreements, which were negotiated with and ratified by the respective unions, included amendments to our retiree health plans. The negotiated changes included increasing the lifetime maximum coverage for participants for certain medical programs, eliminating provisions that limit the Company’s contributions towards the cost of coverage provided to present and future retirees for certain medical and dental programs, increasing annual contributions for plan participants, increasing co-pays for certain services and prescription drugs, and improving certain medical and dental coverage provisions. Our principal retiree health obligation for eligible employees and retirees was remeasured to reflect the plan amendments. Our accumulated postretirement benefit obligation increased by $4.6 billion. After amortization of prior service costs and actuarial gains and losses, accumulated losses related to benefit plans - net, a reduction of shareowners’ equity, increased by $1.5 billion to $5.9 billion during the nine months ended September 30, 2007.

(13)

6. On January 1, 2007, we made required changes in certain aspects of our accounting for income taxes. The January 1, 2007, transition reduced our retained earnings by $126 million; of this total, $89 million was a decrease in goodwill and $77 million was a decrease in financing receivables − net, partially offset by a $40 million decrease in income tax liabilities.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	9/30/07	1/1/07

Unrecognized tax benefits	$6,312	$6,806
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,292	4,302
Accrued interest on unrecognized tax benefits	993	1,281
Accrued penalties on unrecognized tax benefits	86	121
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,550	0-1,900
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,300	0-900

(a)	Some portion of such reduction might be reported as discontinued operations.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. The change in unrecognized tax benefits in 2007 resulted primarily from completion of the 2000-2002 IRS audit and other audit activity in the second and third quarters and is reflected in decreases to unrecognized tax benefits for prior periods of $1,551 million, increases to unrecognized tax benefits for prior periods of $1,098 million, decreases from settlements with tax authorities agreeing to tax of $293 million, and increases to unrecognized tax benefits for current periods of $282 million.

The IRS is currently auditing our consolidated income tax returns for 2003-2005. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for this and all other income tax uncertainties.

(14)

7. GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended September 30
	2007		2006
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$5,086	$5,086	$4,750	$4,749
Earnings from discontinued operations
for per-share calculation	$453	$453	$117	$117
Net earnings available for per-share calculation	$5,540	$5,539	$4,867	$4,866

Average equivalent shares
Shares of GE common stock outstanding	10,177	10,177	10,317	10,317
Employee compensation-related shares,
including stock options	38	-	31	-
Total average equivalent shares	10,215	10,177	10,348	10,317

Per-share amounts
Earnings from continuing operations	$0.50	$0.50	$0.46	$0.46
Earnings from discontinued operations	$0.04	$0.04	$0.01	$0.01
Net earnings	$0.54	$0.54	$0.47	$0.47

	Nine months ended September 30
	2007		2006
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$15,657	$15,656	$13,420	$13,418
Earnings (loss) from discontinued operations
for per-share calculation	$(135)	$(135)	$865	$866
Net earnings available for per-share calculation	$15,522	$15,521	$14,285	$14,284

Average equivalent shares
Shares of GE common stock outstanding	10,230	10,230	10,380	10,380
Employee compensation-related shares,
including stock options	36	-	35	-
Total average equivalent shares	10,266	10,230	10,415	10,380

Per-share amounts
Earnings from continuing operations	$1.53	$1.53	$1.29	$1.29
Earnings (loss) from discontinued operations	$(0.01)	$(0.01)	$0.08	$0.08
Net earnings	$1.51	$1.52	$1.37	$1.38

(a)	Including dividend equivalents.

(15)

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

8. Inventories consisted of the following.

	At
(In millions)	9/30/07	12/31/06

Raw materials and work in process	$7,888	$5,843
Finished goods	5,354	4,341
Unbilled shipments	659	409
	13,901	10,593
Less revaluation to LIFO	(582)	(564)
Total	$13,319	$10,029

9. GECS financing receivables - net, consisted of the following.

	At
(In millions)	9/30/07	12/31/06

Loans, net of deferred income	$290,759	$264,039
Investment in financing leases, net of deferred income	74,890	68,569
	365,649	332,608
Less allowance for losses	(3,965)	(4,019)
Financing receivables - net(a)	$361,684	$328,589

(a)	Included $10,383 million and $11,509 million related to consolidated, liquidating securitization entities at September 30, 2007, and December 31, 2006, respectively.

10. Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	9/30/07	12/31/06

Original cost	$117,694	$109,371
Less accumulated depreciation and amortization	(41,402)	(38,721)
Property, plant and equipment (including equipment leased to others) - net	$76,292	$70,650

(16)

11. Intangible assets - net, consisted of the following.

	At
(In millions)	9/30/07	12/31/06

Goodwill	$79,093	$71,399
Intangible assets subject to amortization	12,970	10,637
Indefinite-lived intangible assets(a)	2,254	2,278
Total	$94,317	$84,314

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

(In millions)	Balance 1/1/07	(a)	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance 9/30/07

Infrastructure	$10,931		$5,269	$105	$16,305
Commercial Finance	11,315		1,646	189	13,150
GE Money	9,845		(15)	330	10,160
Healthcare	14,759		(17)	28	14,770
NBC Universal	18,000		(58)	1	17,943
Industrial	6,460		254	51	6,765
Total	$71,310		$7,079	$704	$79,093

(a)	January 1, 2007, balance decreased by $89 million related to new accounting standards. See note 6.

Goodwill balances increased $7,266 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Smiths Aerospace Group Ltd. ($3,591 million at Infrastructure); Vetco Gray ($1,442 million at Infrastructure); Trustreet Properties, Inc. ($831 million at Commercial Finance); Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($531 million at Commercial Finance); and Sanyo Electric Credit Co., Ltd. ($324 million at Commercial Finance). During 2007, we reduced goodwill associated with acquisitions completed before January 1, 2007, by $187 million. The largest such adjustment was a decrease of $54 million associated with the 2006 acquisition of Banque Artesia Nederland N.V. by Commercial Finance.

(17)

Intangible Assets Subject to Amortization

	At
	9/30/07			12/31/06
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$5,697	$(1,811)	$3,886	$4,962	$(1,491)	$3,471
Capitalized software	6,472	(3,870)	2,602	5,829	(3,432)	2,397
All other	8,654	(2,172)	6,482	6,452	(1,683)	4,769
Total	$20,823	$(7,853)	$12,970	$17,243	$(6,606)	$10,637

Consolidated amortization expense related to intangible assets subject to amortization amounted to $547 million and $438 million for the quarters ended September 30, 2007 and 2006, respectively. Consolidated amortization expense related to intangible assets subject to amortization for the nine months ended September 30, 2007 and 2006, amounted to $1,465 million and $1,291 million, respectively.

12. GECS borrowings are summarized in the following table.

	At
(In millions)	9/30/07	12/31/06

Short-term borrowings
Commercial paper
U.S.
Unsecured	$65,462	$67,423
Asset-backed(a)	5,088	6,430
Non-U.S.	27,238	26,328
Current portion of long-term debt	52,866	44,550
GE Interest Plus notes(b)	9,646	9,161
Other	17,208	19,421
Total	177,508	173,313

Long-term borrowings
Senior notes
Unsecured	283,394	235,942
Asset-backed(c)	5,346	5,810
Extendible notes	6,000	6,000
Subordinated notes(d)	8,684	5,201
Total	303,424	252,953
Total borrowings	$480,932	$426,266

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 14.
(b)	Entirely variable denomination floating rate demand notes.
(c)
Included $4,210 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2007, and December 31, 2006, respectively. See note 14.

(d)	Included $750 million of subordinated notes guaranteed by GE at September 30, 2007, and December 31, 2006.

(18)

13. In the Consolidated Statement of Changes in Shareowners’ Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $3,819 million cumulative effect of adopting Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in the caption “Total changes other than transactions with shareowners.” Transition provisions of SFAS 158 required that this cumulative effect be presented as a direct adjustment to the “ending balance of Accumulated Other Comprehensive Income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the caption “Total changes other than transactions with shareowners” for 2006 should have been $24,765 million, rather than the $20,946 million we reported. The difference, $3,819 million, should have been reported as a direct reduction of accumulated other comprehensive income within equity. In our 2007 Annual Report on Form 10-K, we will modify our presentation. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Net earnings	$5,539	$4,866	$15,521	$14,284
Investment securities - net	3	800	(1,156)	(578)
Currency translation adjustments - net	1,979	481	3,723	2,216
Cash flow hedges - net	(789)	(199)	(60)	180
Benefit plans - net	(2,045)	22	(1,525)	(21)
Total	$4,687	$5,970	$16,503	$16,081

(19)

14. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	9/30/07	12/31/06

Receivables secured by
Equipment	$7,686	$9,590
Commercial real estate	10,871	11,324
Residential real estate(a)	3,806	4,680
Other assets	14,264	14,743
Credit card receivables	21,234	12,947
Trade receivables	3,240	3,918
Total securitized assets	$61,101	$57,202

	At
(In millions)	9/30/07	12/31/06

Off-balance sheet(a)(b)(c)	$50,607	$45,555
On-balance sheet(d)(e)	10,494	11,647
Total securitized assets	$61,101	$57,202

(a)	Excluded assets of $2,147 million and $2,649 million at September 30, 2007 and December 31, 2006, respectively, associated with the planned sale of WMC.
(b)
At September 30, 2007, and December 31, 2006, liquidity support amounted to $2,868 million and $753 million, respectively. The December 31, 2006, amount is net of $3,034 million deferred beyond one year. Credit support amounted to $2,544 million and $3,815 million at September 30, 2007, and December 31, 2006, respectively.

(c)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million and $27 million at September 30, 2007, and December 31, 2006, respectively.
(d)
At September 30, 2007, and December 31, 2006, liquidity support amounted to $5,211 million and $6,585 million, respectively. Credit support amounted to $2,808 million and $2,926 million at September 30, 2007, and December 31, 2006, respectively.

(e)	Included $10,383 million and $11,509 million of financing receivables - net related to consolidated, liquidating securitization entities at September 30, 2007, and December 31, 2006, respectively.

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

(20)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

General Electric Company’s earnings from continuing operations increased 7% to $5.086 billion in the third quarter of 2007 compared with $4.749 billion in 2006. Earnings per share (EPS) from continuing operations were $0.50 in the third quarter of 2007, up 9% from last year’s $0.46.

For the first nine months of 2007, earnings from continuing operations increased 17% to $15.656 billion compared with $13.418 billion for the same period in 2006. EPS from continuing operations were $1.53 in the first nine months of 2007, up 19% from last year’s $1.29.

Earnings from discontinued operations, net of taxes, were $0.5 billion for the third quarter of 2007 compared with $0.1 billion for the same period in 2006, including the results of our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), Plastics, Advanced Materials, most of GE Insurance Solutions Corporation (GE Insurance Solutions), GE Life and Genworth Financial, Inc. (Genworth).

Loss from discontinued operations, net of taxes, was $0.1 billion for the first nine months of 2007 compared with earnings of $0.9 billion for the same period in 2006.

Net earnings increased 14% to $5.539 billion and EPS increased 15% to $0.54 in the third quarter of 2007 compared with $4.866 billion and $0.47 per share, respectively, in 2006.

For the first nine months of 2007, net earnings increased 9% to $15.521 billion compared with $14.284 billion for the same period in 2006, and EPS increased 10% to $1.51, compared with last year’s $1.37.

Revenues of $42.5 billion in the third quarter of 2007 were 12% higher than in the corresponding period of 2006, reflecting strong organic growth of 8% and the net effects of acquisitions. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 11% to $24.7 billion, reflecting strong organic growth, the net effects of acquisitions and the weaker U.S. dollar. Sales of product services (including sales of spare parts and related services) increased 7% to $7.8 billion in the third quarter of 2007. Financial services revenues grew 16% to $18.1 billion as a result of organic revenue growth, the weaker U.S. dollar and the 2006 GECS commercial paper interest rate swap adjustment ($0.2 billion).

Revenues for the first nine months of 2007 rose 12% to $124.2 billion, compared with $110.5 billion last year. Industrial sales of $70.7 billion were 8% higher than in 2006 reflecting strong organic growth, the effect of acquisitions and the weaker U.S. dollar, partially offset by the effects of the GE Supply disposition in 2006 and the lack of a current-year counterpart to the first quarter 2006 Olympics broadcasts. Financial services revenues for the first nine months of 2007 grew 18% to $52.8 billion as a result of organic revenue growth, including the gain on sale of common stock in Swiss Reinsurance Company (Swiss Re), the weaker U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method, partially offset by the 2006 GECS commercial paper interest rate swap adjustment ($0.2 billion).

(21)

Overall, acquisitions contributed $2.2 billion and $0.9 billion to consolidated revenues in the third quarters of 2007 and 2006, respectively. Our consolidated net earnings in the third quarters of both 2007 and 2006 included approximately $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.1 billion and $0.2 billion in the third quarters of 2007 and 2006, respectively. The effect of dispositions on earnings was a decrease of $0.2 billion in the third quarter of 2007 and an increase of $0.1 billion in the third quarter of 2006.

Acquisitions contributed $5.3 billion and $2.7 billion to consolidated revenues in the first nine months of 2007 and 2006, respectively. Our consolidated net earnings in the first nine months of both 2007 and 2006 included approximately $0.3 billion from acquired businesses. Dispositions also affected our operations through lower revenues of $2.9 billion and $0.7 billion in the first nine months of 2007 and 2006, respectively. The effects of dispositions on earnings were increases of $0.3 billion and $0.2 billion in the first nine months of 2007 and 2006, respectively.

The most significant acquisitions affecting results in 2007 were Vetco Gray; Smiths Aerospace Group Ltd. and Regency Energy Partners LP at Infrastructure; the custom fleet business of National Australia Bank Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Arden Realty, Inc.; Banque Artesia Nederland N.V.; Trustreet Properties, Inc.; and Sanyo Electric Credit Co., Ltd. at Commercial Finance.

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

(22)

We have reclassified and adjusted certain prior-period amounts to conform to the current-period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$14,451	$12,113	$40,587	$33,578

Segment profit	$2,615	$2,339	$7,386	$6,131

Revenues
Aviation	$4,240	$3,133	$11,770	$9,430
Aviation Financial Services	1,134	1,075	3,471	2,990
Energy	5,205	5,078	15,067	13,360
Energy Financial Services	832	524	1,573	1,189
Oil & Gas	1,699	1,033	4,668	2,901
Transportation	1,109	1,017	3,344	3,041

Segment profit
Aviation	$736	$689	$2,263	$2,044
Aviation Financial Services	256	261	910	777
Energy	823	761	2,407	1,877
Energy Financial Services	266	234	536	497
Oil & Gas	237	163	528	327
Transportation	253	196	684	565

Infrastructure revenues increased 19%, or $2.3 billion, in the third quarter of 2007 reflecting higher volume ($1.5 billion), higher prices ($0.3 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased equipment sales, services and acquisitions at Aviation and Oil & Gas. Higher prices were primarily at Energy and Aviation. Revenues also increased as a result of an acquisition at Energy Financial Services ($0.3 billion).

Segment profit rose 12%, or $0.3 billion, in the third quarter of 2007, as higher prices ($0.3 billion) and higher volume ($0.2 billion) were partially offset by higher material and other costs ($0.3 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation and Oil & Gas. Higher prices, as well as higher material and other costs, were primarily at Energy and Aviation.

(23)

Infrastructure revenues rose 21% to $40.6 billion for the nine months ended September 30, 2007, on higher volume ($5.1 billion), increased prices ($0.6 billion) and the weaker U.S. dollar ($0.4 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of commercial engines and services at Aviation; and equipment at Energy and Transportation. Price increases were primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy. Revenues for the nine months also increased as a result of organic revenue growth ($0.4 billion), primarily related to gains on the sale of aircraft, and acquisitions ($0.1 billion) at Aviation Financial Services, and an acquisition ($0.3 billion) and organic revenue growth ($0.1 billion) at Energy Financial Services.

Segment profit for the first nine months of 2007 rose 20% to $7.4 billion, compared with $6.1 billion in 2006, as higher volume ($0.8 billion), higher prices ($0.6 billion) and productivity ($0.2 billion) were partially offset by higher material and other costs ($0.6 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy and Oil & Gas. The effects of higher prices were primarily at Energy and Aviation. We realized productivity improvements at Energy, Transportation and Water. Higher material and other costs were primarily at Aviation and Energy. Segment profit for the first nine months also increased as a result of core growth at Aviation Financial Services ($0.1 billion).

Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$7,032	$6,006	$19,698	$17,017

Segment profit	$1,450	$1,290	$4,121	$3,521

	At
(In millions)	9/30/07	9/30/06	12/31/06

Total assets	$275,699	$215,276	$233,536

(24)

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues
Capital Solutions	$3,166	$3,101	$9,128	$8,968
Real Estate	1,937	1,328	5,109	3,450

Segment profit
Capital Solutions	$424	$525	$1,258	$1,297
Real Estate	640	440	1,680	1,215

	At
(In millions)	9/30/07	9/30/06	12/31/06

Assets
Capital Solutions	$113,564	$92,560	$94,523
Real Estate	72,197	48,525	53,786

Commercial Finance revenues and net earnings increased 17% and 12%, respectively, compared with the third quarter of 2006. Revenues for the third quarter of 2007 and 2006 included $0.6 billion and $0.1 billion from acquisitions, respectively, and in 2007 were reduced by $0.5 billion as a result of dispositions. Revenues for the quarter also increased $1.0 billion compared with the third quarter of 2006 as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.2 billion in the third quarter of 2007, with $0.3 billion from core growth before credit losses and investment income. Core growth included $0.1 billion representing one quarter of the total year’s tax benefit on the disposition of SES, $0.1 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale, and impairment of securitization retained interests.

Commercial Finance revenues and net earnings increased 16% and 17%, respectively, compared with the first nine months of 2006. Revenues for the first nine months of 2007 and 2006 included $1.7 billion and $0.1 billion from acquisitions and in 2007 were reduced by $1.7 billion as a result of dispositions. Revenues for the first nine months also increased $2.7 billion compared with the first nine months of 2006 as a result of organic revenue growth ($2.2 billion) and the weaker U.S. dollar ($0.5 billion). Net earnings increased by $0.6 billion in the first nine months of 2007, with $0.8 billion from core growth before credit losses and investment income including higher SES gains ($0.1 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion). Core growth included $0.4 billion representing nine months of the total year’s tax benefit on the disposition of SES, $0.2 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale, and impairment of securitization retained interests.

(25)

GE Money

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$6,207	$5,064	$18,441	$14,408

Segment profit	$942	$830	$3,323	$2,369

	At
(In millions)	9/30/07	9/30/06	12/31/06

Total assets	$198,519	$165,319	$179,284

GE Money revenues and net earnings increased 23% and 13%, respectively, in the third quarter of 2007. Revenues for the third quarter of 2007 included $0.1 billion from acquisitions. Revenues for the quarter also increased $1.0 billion compared with the third quarter of 2006 as a result of organic revenue growth ($0.7 billion) and the weaker U.S. dollar ($0.3 billion). The $0.1 billion increase in net earnings resulted primarily from higher securitizations, the weaker U.S. dollar and core growth. Core growth included growth in lower-taxed earnings from global operations and lower results in the U.S. as a result of the effects of higher delinquencies and declines in fair value of retained interests in securitizations.

GE Money revenues and net earnings increased 28% and 40%, respectively, in the first nine months of 2007. Revenues for the first nine months of 2007 included $0.3 billion from acquisitions. Revenues for the first nine months also increased $3.7 billion compared with the first nine months of 2006 as a result of organic revenue growth ($2.8 billion) and the weaker U.S. dollar ($0.9 billion). The increase in net earnings resulted primarily from higher securitizations ($0.4 billion), core growth ($0.4 billion), including growth in lower-taxed earnings from global operations and declines in fair value of retained interests in securitizations, and the weaker U.S. dollar ($0.1 billion).

Healthcare revenues increased $0.2 billion, or 4%, in the third quarter of 2007, as higher volume ($0.2 billion) and the weaker U.S. dollar ($0.1 billion) were partially offset by lower prices ($0.1 billion). Despite price pressures on U.S. equipment sales, revenues of the life sciences and clinical systems businesses and sales of international equipment rose. Segment profit of $0.7 billion in the third quarter of 2007 was about the same in the third quarter of 2006, as higher volume ($0.1 billion) and the effects of productivity ($0.1 billion) were offset by lower prices ($0.1 billion) and higher labor and other costs ($0.1 billion).

Healthcare revenues increased $0.1 billion to $12.0 billion in the first nine months of 2007, as the effects of the weaker U.S. dollar ($0.3 billion) and higher volume ($0.2 billion) were partially offset by lower prices ($0.3 billion). Despite price pressures on U.S. equipment sales, revenues of the clinical systems, life sciences and medical diagnostics businesses, and sales of international equipment rose. Segment profit of $2.0 billion in the first nine months of 2007 was about the same in the first nine months of 2006 as the effects of productivity ($0.3 billion) and higher volume ($0.1 billion) were offset by lower prices ($0.3 billion) and higher labor and other costs ($0.1 billion).

(26)

NBC Universal revenues increased $0.1 billion, or 3%, in the third quarter of 2007, as higher revenues in television studio and distribution ($0.1 billion), film ($0.1 billion) and cable ($0.1 billion), were partially offset by lower ad revenues in certain television businesses ($0.1 billion). Segment profit rose 9% to $0.6 billion primarily on improvements in television studio and distribution ($0.1 billion), partially offset by the effects of lower ad revenues noted above ($0.1 billion).

NBC Universal reported revenues of $10.9 billion in the first nine months of 2007, a decline of $1.1 billion, or 9%, from 2006, as the lack of a current-year counterpart to the 2006 Olympic Games broadcasts ($0.7 billion), lower ad revenues in certain television businesses ($0.4 billion), lower film revenues ($0.3 billion), primarily from lower DVD sales, and the absence of a current-year counterpart to the sale of four television stations in 2006 ($0.2 billion) were partially offset by higher revenues in television studio and distribution ($0.2 billion) and cable ($0.1 billion). Segment profit increased 5%, or $0.1 billion, as improvements in television studio and distribution ($0.2 billion), cable ($0.1 billion) and the absence of Olympic broadcasts in 2007 ($0.1 billion) were partially offset by the lack of a current-year counterpart to last year’s station sales ($0.2 billion) and the effects of lower ad revenues ($0.1 billion).

Industrial

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$6,229	$6,256	$18,285	$18,696

Segment profit	$513	$485	$1,365	$1,307

Revenues
Consumer & Industrial	$3,323	$3,421	$9,825	$10,586
Enterprise Solutions (a)	2,656	2,577	7,662	7,399

Segment profit
Consumer & Industrial	$251	$235	$784	$720
Enterprise Solutions (a)	287	238	640	576

(a)
During the third quarter of 2007, we began reporting a new sub-segment business, Enterprise Solutions, comprising Security, Sensing & Inspection, Fanuc, Digital Energy and, on an after-tax basis, certain Equipment Services’ businesses.

Industrial revenues were about the same as in the third quarter of 2006, as lower volume ($0.1 billion) was partially offset by the weaker U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The decrease in volume was primarily at Consumer & Industrial reflecting the sale of GE Supply in the third quarter of 2006, partially offset by increases in volume at Enterprise Solutions.

Segment profit of $0.5 billion was 6% higher in the third quarter of 2007, as productivity ($0.1 billion), primarily at Consumer & Industrial, more than offset higher material and other costs ($0.1 billion), primarily at Consumer & Industrial.

(27)

Industrial revenues decreased 2% for the nine months ended September 30, 2007, as lower volume ($0.7 billion) was partially offset by the weaker U.S. dollar ($0.2 billion) and higher prices ($0.1 billion) at the industrial businesses in the segment. Volume decreases were primarily at Consumer & Industrial, reflecting the sale of GE Supply in the third quarter of 2006. The effects of the weaker U.S. dollar and price increases were primarily at Consumer & Industrial.

Segment profit rose 4% for the nine months ended September 30, 2007, as productivity ($0.3 billion) and higher prices ($0.1 billion), primarily at Consumer & Industrial, were substantially offset by higher material and other costs ($0.3 billion), primarily at Consumer & Industrial.

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Earnings (loss) from discontinued
operations, net of taxes	$453	$117	$(135)	$866

Discontinued operations comprise Lake; WMC; Plastics; Advanced Materials; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; GE Life, our U.K.-based life insurance operation; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

In August 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation for $11.6 billion in cash. As a result, we recognized an after-tax gain of $1.7 billion during the third quarter of 2007. This was partially offset by the estimated loss on the planned sales of Lake and WMC ($0.9 billion) and loss on operations at Lake and WMC ($0.4 billion).

Loss from discontinued operations, net of taxes, for the first nine months of 2007 reflected the loss on operations at Lake and WMC ($1.1 billion) and the estimated loss on the planned sales of Lake and WMC ($0.9 billion). This was partially offset by $1.6 billion of gains on sale, substantially all related to Plastics, and $0.3 billion of earnings from Plastics operations prior to its sale.

Earnings from discontinued operations, net of taxes, for the third quarter of 2006 primarily reflected earnings from operations at our Plastics and Advanced Materials businesses.

Earnings from discontinued operations, net of taxes, for the first nine months of 2006 reflected earnings from operations at our Plastics and Advanced Materials businesses ($0.4 billion). Also included in these earnings were the earnings from operations at GE Insurance Solutions ($0.3 billion), and Lake and WMC ($0.3 billion); and gain on sale of our remaining 18% investment in Genworth ($0.2 billion), partially offset by the provision for estimated loss on sale of GE Life ($0.3 billion).

For additional information related to discontinued operations, see note 3.

(28)

Corporate items and eliminations revenues in the third quarter of 2007 decreased $0.1 billion as lower business disposition gains ($0.2 billion) were partially offset by the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.2 billion). Corporate items and eliminations cost for the third quarter of 2007 increased $0.2 billion as higher restructuring, rationalization and other charges ($0.6 billion) including higher charges for environmental matters ($0.2 billion), and lower business disposition gains ($0.2 billion) were partially offset by a decrease in the tax provision at GECS ($0.3 billion) and the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.1 billion) (GECS amounts on an after-tax basis).

Corporate items and eliminations revenues for the first nine months of 2007 increased $1.3 billion as a gain on sale of common stock in Swiss Re ($0.6 billion), higher business disposition gains ($0.5 billion) and higher revenues of insurance activities ($0.3 billion) were partially offset by the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.2 billion). Corporate items and eliminations cost for the first nine months of 2007 increased $0.3 billion as higher restructuring, rationalization and other charges ($1.3 billion) including higher charges for environmental matters ($0.2 billion), and the lack of a current-year counterpart to the GECS commercial paper interest rate swap adjustment in 2006 ($0.1 billion) were partially offset by higher business disposition gains ($0.5 billion), a gain on sale of common stock in Swiss Re ($0.3 billion on an after-tax basis) and a decrease in the tax provision at GECS ($0.1 billion) (GECS amounts on an after-tax basis).

Certain amounts included in this caption are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the third quarter of 2007 these comprised $0.2 billion at Industrial and $0.1 billion at each of Healthcare, Infrastructure and NBC Universal, primarily for restructuring, rationalization and other charges, including technology and product development costs at NBC Universal. For the first nine months of 2007 such amounts comprised $0.9 billion for a gain on sale of a business interest to Hitachi by the Energy business at Infrastructure; $0.5 billion at Industrial, $0.3 billion at each of NBC Universal, Healthcare and Infrastructure, and $0.1 billion at each of GE Money and Commercial Finance, primarily for restructuring, rationalization and other charges, including $0.1 billion of product quality issues at Industrial and $0.1 billion for technology and product development costs at NBC Universal. GECS amounts are on an after-tax basis.

B. Statement of Financial Position

Overview of Financial Position

Changes in our financial position resulted from the following:

•	During the third quarter of 2007, we have separately reported the assets and liabilities of Lake and WMC as discontinued operations for all periods presented.

•	During the third quarter of 2007, we completed the sale of our Plastics business.

•
During the first nine months of 2007, we completed the acquisitions of Smiths Aerospace Group Ltd.; Vetco Gray; Sanyo Electric Credit Co., Ltd.; DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Trustreet Properties, Inc.; Dundee REIT; Crow Holdings; and a controlling interest in Regency Energy Partners LP.

(29)

•	The U.S. dollar was weaker at September 30, 2007, than at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $761.7 billion at September 30, 2007, an increase of $65.2 billion from December 31, 2006. GE assets increased $9.9 billion, while financial services assets increased $54.8 billion.

GE assets were $205.0 billion at September 30, 2007, a $9.9 billion increase from December 31, 2006. The increase primarily reflects a $6.9 billion increase in intangible assets - net and an increase of $3.3 billion in inventories.

Financial services assets were $619.5 billion at September 30, 2007. The $54.8 billion increase from December 31, 2006, was primarily attributable to an increase of $33.1 billion in financing receivables - net and an increase in all other assets of $20.1 billion.

Consolidated liabilities of $641.4 billion at September 30, 2007, were $64.2 billion higher than the year-end 2006 balance. GE liabilities increased $8.3 billion, while financial services liabilities increased $53.4 billion.

GE liabilities were $86.0 billion at September 30, 2007. During 2007, all other liabilities increased $7.7 billion to $33.4 billion and total borrowings increased $1.5 billion to $12.6 billion ($3.5 billion short term and $9.1 billion long term) at September 30, 2007, compared with December 31, 2006. The ratio of borrowings to total capital invested for GE at the end of the third quarter of 2007 was 9.6% compared with 8.7% at the end of last year and 8.9% at September 30, 2006.

Financial services liabilities increased $53.4 billion to $562.0 billion primarily reflecting an increase in total borrowings of $54.7 billion from year-end 2006.

Consolidated cash and equivalents were $19.8 billion at September 30, 2007, an increase of $5.7 billion during the first nine months of 2007. Cash and equivalents amounted to $13.6 billion at September 30, 2006, an increase of $4.9 billion from December 31, 2005. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $16.7 billion in the first nine months of 2007 and $17.7 billion in the first nine months of 2006.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Nine months ended September 30
(In billions)	2007	2006

Operating cash collections	$73.3	$65.8
Operating cash payments	(62.5)	(56.8)
Cash dividends from GECS	5.9	8.7
GE cash from operating activities	$16.7	$17.7

(30)

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $7.5 billion during the first nine months of 2007. This increase is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of materials and services necessary in a diversified global organization. GE operating cash payments increased in the first nine months of 2007 by 5.7 billion, comparable to the increases in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in the first nine months of 2007 by $0.7 billion to $15.0 billion. The amount we show in CFOA is the total dividend, including the normal dividend as well as any special dividends from excess capital, primarily resulting from GECS business sales. Special dividends of $2.7 billion were paid by GECS to GE in the first nine months of 2007, compared with $5.7 billion during the first nine months of 2006.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute our announced $27 billion share repurchase program and to continue making selective investments for long-term growth.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at September 30, 2007, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses were $0.1 billion for the first nine months of 2007, the same as 2006. Investments in retained interests decreased by $0.1 billion in the first nine months of 2007 reflecting declines in fair value accounted for in accordance with a new accounting standard, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $365.6 billion at September 30, 2007, and $332.6 billion at December 31, 2006. The related allowance for losses was $4.0 billion at both September 30, 2007, and December 31, 2006, representing our best estimate of probable losses in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

(31)

Financing receivables, before allowance for losses, increased $33.0 billion from December 31, 2006, primarily as a result of core growth ($50.1 billion), acquisitions ($10.7 billion) and the weaker U.S. dollar ($10.0 billion), partially offset by securitization and sales ($35.2 billion) and loans transferred to assets held for sale ($3.7 billion). Related nonearning receivables were $5.0 billion (1.4% of outstanding receivables) at September 30, 2007, compared with $4.8 billion (1.5% of outstanding receivables) at year-end 2006. Nonearning receivables excludes loans held for sale.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	9/30/07	(a)	12/31/06	9/30/06

Commercial Finance	1.35%		1.22%	1.33%
GE Money	5.24		5.21	5.33

(a)	Subject to update.

Stable delinquency rates at Commercial Finance over the periods reflected continued stable portfolio quality.

Delinquency rates at GE Money increased from December 31, 2006, to September 30, 2007, primarily as a result of higher delinquencies in our U.S. portfolio. The decrease from September 30, 2006, to September 30, 2007, primarily reflected continued improvement in portfolio quality in our U.K. businesses, partially offset by higher delinquencies in our U.S. portfolio.

D. Debt Instruments

During the first nine months of 2007, GECS and GECS affiliates issued $72 billion of senior, unsecured long-term debt and $3 billion of subordinated, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 16 other global markets. Maturities for these issuances ranged from one to 60 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $15 billion of additional long-term debt during the remainder of 2007, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

E. New Accounting Standard

We are required to adopt SFAS 157, Fair Value Measurements, on January 1, 2008. This standard establishes a new definition of fair value and provides a measurement framework that prioritizes market (observable) inputs, or assumptions based on hypothetical transactions in the absence of market inputs, over other sources of information relevant to determining fair value. The standard applies prospectively to new fair value measurements performed in reporting periods subsequent to the effective date.

We are evaluating the application of the standard for assets and liabilities that require fair value measurements. We are considering recent developments relevant to the standard’s application, including implementation issues being considered by the FASB’s recently formed valuation resource group and recent discussions by the FASB relating to the possible deferral of its effective date.

(32)

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Except as described in Part II, Item 1 “Legal Proceedings,” there were no changes in our internal control over financial reporting during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As we have previously reported, since January 2005, the SEC staff has been conducting an investigation of the use of hedge accounting for derivatives by us and General Electric Capital Corporation (GE Capital). Also as previously reported, the SEC requested information in connection with this investigation about other GE accounting policies and practices, including items related to revenue recognition. We are continuing to review our revenue recognition policies and procedures in cooperation with the previously reported investigation by the SEC.

We reported in a Form 8-K filed October 12, 2007 that we had identified certain incorrect revenue recognition procedures and practices. We have concluded that these procedures and practices resulted in revenue being recorded in incorrect periods.

•
For certain product sales, principally in our Healthcare, Infrastructure and Industrial segments, we recorded revenues upon shipment before risk of loss from in-transit damage had been transferred to the customer. In connection with such product sales, we failed to appropriately assess the accounting for transit risk of loss and transit insurance issues and to implement and monitor procedures to provide assurance that contract terms and customer accommodation practices complied with our revenue recognition policies.

•
In our Aviation business, for certain long-term agreements that provide for product repair and maintenance services on GE-manufactured aircraft engines, our accounting was incorrect with respect to the timing and amount of credits for certain used parts that were refurbished and reused or resold. Our associated routines and controls failed to prevent or detect these errors.

To assist in understanding the effects of the adjustments relating to these matters, which we determined were immaterial, we provided summary adjusted data in our report on Form 8-K filed on October 12, 2007, and we are providing additional summary adjusted data for each of the fiscal quarters of 2005 in section C. of Exhibit 99 to this Form 10-Q. We also have reflected the adjustments for these items in prior-period financial information reported in this Form 10-Q, and will reflect appropriate adjustments for these items in the prior-period financial information reported in our 2007 annual report on Form 10-K.

We have reviewed our internal control over financial reporting with respect to these matters and have concluded the internal control deficiencies described above constitute significant deficiencies in our internal control over financial reporting, but do not (individually or in the aggregate) constitute a material weakness in the Company’s internal control.

(33)

We have already initiated a number of remedial actions and internal control enhancements and we are continuing to evaluate our internal control over financial reporting with respect to our revenue recognition policies and procedures. During the period ended September 30, 2007, we revised our accounting procedures for the matters discussed above. In addition, we are in the process of upgrading our resources in corporate accounting devoted to reviewing complex revenue recognition matters, and enhancing the procedures of our corporate accounting and internal audit departments for review of accounting for unusual transactions. We also are in the process of implementing changes to enhance and clarify our global accounting guidelines for revenue recognition and our related training programs, and to strengthen the procedures and increase the resources of our internal audit department.

Our internal review and the SEC investigation are continuing and we will address any additional issues as may be appropriate. Our management and audit committee continue to monitor the review closely, with the assistance of outside experts, and to discuss any issues that arise with the SEC staff as appropriate as part of our ongoing cooperation with the SEC investigation.

As previously disclosed, in August 2006, the New Jersey Department of Environmental Protections (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at GECC’s Linden, New Jersey facility. The DEP alleged that emissions from the facility exceeded thresholds established in the site’s permit. GECC requested a hearing to contest the fine, and DEP offered to settle the matter for 50% of the proposed penalty. GECC agreed to this proposal and settled the matter on August 3, 2007, for a penalty of $71,000.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2007
July	45,300	$39.49	41,422
August	47,875	$38.58	47,097
September	77,775	$39.85	71,911
Total	170,950	$39.40	160,430	$5.4 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 10,520 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(34)

Item 6. Exhibits

Exhibit 11	Computation of Per Share Earnings*.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Supplemental Financial Information

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 7 to the condensed, consolidated financial statements in this report.

(35)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
November 2, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Vice President and Comptroller Duly Authorized Officer and Principal Accounting Officer

(36)