Form 10-K
period 2007-12-31
GENERAL ELECTRIC CO
filed 2008-02-20
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $392.2 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 9,985,669,000 shares of voting common stock with a par value of $0.06 outstanding at February 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareowners for the fiscal year ended December 31, 2007 is incorporated by reference in Parts I, II and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 23, 2008, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1.	Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in note 1 to the consolidated financial statements on page 70 of the 2007 Annual Report to Shareowners of General Electric Company (the Company). The financial section of such Annual Report to Shareowners (pages 39 through 113 of that document) is described in Part IV Item 15(a)(1) and set forth in Exhibit 13 of this 10-K Report and is an integral part hereof. References in Parts I and II of this 10-K Report are to the page numbers of the 2007 Annual Report to Shareowners. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company.

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

We are one of the largest and most diversified technology, media, and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, water processing, and security technology to medical imaging, business and consumer financing, media content and industrial products, we serve customers in more than 100 countries and employ more than 300,000 people worldwide.  Since our incorporation in 1892, we have developed or acquired new technologies and services that have broadened considerably the scope of our activities.

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network is one of four major U.S. commercial broadcast television networks. We also compete in syndicated broadcast television programming, cable/satellite television programming activities and in the motion picture industry. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

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

Our consolidated global revenues increased to $86.5 billion in 2007, compared with $70.8 billion in 2006 and $60.9 billion in 2005. For additional information about our geographic operations, see pages 51 and 52 of the 2007 Annual Report to Shareowners.

Operating Segments

Segment revenue and profit information is presented on page 47 of the 2007 Annual Report to Shareowners. Additional financial data and commentary on recent financial results for operating segments are provided on pages 46-51 of that report and in note 25 (pages 98 and 99) to the consolidated financial statements.

Operating businesses that are reported as segments include Infrastructure, Commercial Finance, GE Money, Healthcare, NBC Universal and Industrial. There is appropriate elimination of the net earnings of GECS and the effect of transactions between segments to arrive at total consolidated data. A summary description of each of our operating segments follows.

During the fourth quarter of 2007, we transferred the Equipment Services business from the Industrial segment to the Commercial Finance segment, where a portion of the business is reported in Capital Solutions. Prior period information has been reclassified to be consistent with the current organization.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Infrastructure

Infrastructure (33.5%, 30.9% and 30.5% of consolidated revenues in 2007, 2006 and 2005, respectively) is one of the world’s leading providers of essential technologies to developed, developing and emerging countries.  Through products and services in aviation, energy, oil and gas, transportation, and water and process technologies, GE is helping to develop the infrastructure of countries all over the world.  Infrastructure also provides aviation financing as well as energy and water investing, lending and leasing.

Our operations are located in North America, Europe, Asia and South America.

(4)

Aviation and Aviation Financial Services

Aviation produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications, and our commercial engines power aircraft in all categories of range: short/medium, intermediate and long-range, as well as executive and regional aircraft. We also produce and market engines through CFM International, a company jointly owned by GE and Snecma, a subsidiary of SAFRAN of France, and the Engine Alliance, LLC, a company jointly owned by GE and the Pratt & Whitney division of United Technologies Corporation. New engines are also being designed and marketed in joint ventures with Rolls-Royce Group plc and Honda Aero, Inc., a division of Honda Motor Co., Ltd.

Infrastructure is party to collaboration agreements that share the financial results of certain aircraft and marine engine lines and their related aero-derivatives. Infrastructure collaboration agreements take the form of both joint ventures and revenue sharing programs.

•
Joint ventures market and sell particular aircraft engine lines, but require negligible direct investment because the venture parties conduct essentially all of the development, production, assembly and aftermarket support activities. Under these agreements, Aviation supplies certain engine components and retains related intellectual property rights. The CFM56 engine line is the product of CFM International and the GP7000 engine line is the product of Engine Alliance, LLC.

•
Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation and aero-derivative industries. These businesses are controlled by Infrastructure, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2007, such counterparty interests ranged from 3% to 49% of various programs; associated distributions are accounted for as costs of production.

On May 4, 2007, Aviation acquired Smiths Aerospace from Smiths Group plc for approximately $5.2 billion in cash. Smiths Aerospace is a $2.4 billion (sales) global aerospace systems and equipment company that provides airborne platform computing systems, power generation and distribution products, mechanical actuation products and landing gear, plus various engine components and a global customer services organization.

We provide maintenance, component repair and overhaul services (MRO), including sales of replacement parts, for many models of engines, including repair and overhaul of engines manufactured by competitors. These MRO services are often provided under long-term maintenance contracts.

The worldwide competition in aircraft jet engines and MRO (including parts sales) is intense. Both U.S. and export markets are important. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies.  Our products and services are subject to a number of regulatory standards.

(5)

Potential sales for any engine are limited by, among other things, its technological lifetime, which may vary considerably depending upon the rate of advance in technology, the small number of potential customers and the limited number of relevant airframe applications. Aircraft engine orders tend to follow military and airline procurement cycles, although these cycles differ from each other.

Aviation Financial Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders, investors and airport developers. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, fleet planning and financial advisory services. We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, and other finance and leasing companies. Competition is based on lease rates and terms, as well as aircraft delivery dates, condition and availability.

Energy and Energy Financial Services

Energy serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. We offer wind turbines as part of our renewable energy portfolio, which also includes solar technology. We also sell aircraft engine derivatives for use as industrial power sources. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a leading provider of Integrated Gasification Combined Cycle (IGCC) technology design and development. IGCC systems convert coal and other hydrocarbons into synthetic gas that, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are offered through a joint ventures with Hitachi and Toshiba. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. The balance of regional growth and demand side management are important factors to evaluate as we plan for future development.

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. During 2007, we acquired a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, transporting and marketing of natural gas and gas liquids. We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy and water companies, and other finance and leasing companies. Competition is primarily based on price, that is interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

(6)

Oil & Gas

Oil & Gas supplies technology-based equipment and services for the entire oil and gas industry - from drilling and completion to production, transportation, refining, processing, petrochemicals and plastics.  We offer a wide range of surface and subsea drilling and production systems, equipment for floating production platforms, compressors, turbines, turboexpanders and industrial power generation equipment. As a global business, Oil & Gas supports the world’s leading national and international oil companies with latest technology products and services that drive improvements in productivity, efficiency and environmental performance.

On February 23, 2007, Oil & Gas acquired Vetco Gray, one of the world’s leading suppliers of drilling, completion and production equipment for onshore and subsea applications in oil and gas fields. The business supplies flow control valves (known as “Christmas trees”), control systems, wellheads, manifolds, risers and associated after-market services.

The global demand for oil and gas, coupled with a geographic imbalance between supply and demand, is promoting investment in the exploration, production, transportation and processing segments of the industry.

Transportation

Transportation provides technology solutions for customers in a variety of industries including railroad, transit, mining, oil and gas, power generation and marine. We serve customers in more than 100 countries.

Transportation manufactures high-horsepower diesel-electric locomotives, including the Evolution Series™,  the most technologically advanced and most fuel efficient locomotive, which meets or exceeds the U.S. Environmental Protection Agency’s Tier II requirements. We also offer leading drive technology solutions to the mining, transit, marine and stationary, and drilling industries. Our motors operate in thousands of applications, from electrical drives systems for large haulage trucks used in the mining industry to transit cars and drilling rigs, and our engines are used for marine power as well as stationary power generation applications. We also provide gearing technology for critical applications such as wind turbines.

Transportation also provides a portfolio of services offerings, designed to improve fleet efficiency and reduce operating expenses, including repair services, locomotive enhancements, modernizations, and information-based services like remote monitoring and diagnostics. We provide train control products, railway management services, and signaling systems to increase service levels, optimize asset utilization, and streamline operations for railroad owners and operators. We deliver leading edge tools that improve asset availability and reliability, optimize network planning, and control network execution to plan.

Water

Water offers water treatment solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems, including mobile treatment systems and desalination processes. During 2006, we acquired ZENON Environmental Inc., a global leader in advanced membranes for water purification and wastewater treatment.

For information about orders and backlog, see page 48 of the 2007 Annual Report to Shareowners.

(7)

Commercial Finance

Commercial Finance (19.8%, 20.3% and 20.0% of consolidated revenues in 2007, 2006 and 2005, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries.

During 2007, we made a number of acquisitions, the most significant of which were Trustreet Properties, Inc.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; and Sanyo Electric Credit Co., Ltd.

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

Our headquarters are in Norwalk, Connecticut with offices throughout North America, South America, Europe, Australia and Asia.

Capital Solutions

Capital Solutions offers a broad range of financial services worldwide, and has particular mid-market expertise, offering loans, leases, inventory finance, transport solutions and other financial services to customers, including manufacturers, dealers and end-users for a variety of equipment and major capital assets. These assets include retail facilities; vehicles; corporate aircraft; and equipment used in many industries, including the construction, transportation, technology, and manufacturing industries.

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

(8)

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

GE Money

GE Money (14.5%, 13.0% and 12.5% of consolidated revenues in 2007, 2006 and 2005, respectively) is a leading provider of financial services to consumers and retailers in over 50 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; corporate travel and purchasing cards; deposit and other savings products; small and medium enterprise lending; and credit insurance on a global basis. In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) and in December 2007, we sold our U.S. mortgage business (WMC).

In 2007, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was a 33% stake in Bank of Ayudhya and private label credit card portfolios of Chevron and Lowe’s.

Our operations are subject to a variety of bank and consumer protection regulations. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers’ captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer’s capacity to repay debt.

Our headquarters are currently in Stamford, Connecticut and our operations are located in North America, South America, Europe, Australia and Asia. In February 2008, we announced that we will move our headquarters to London, England.

(9)

Healthcare

Healthcare (9.8%, 10.9% and 11.0% of consolidated revenues in 2007, 2006 and 2005, respectively) has expertise in medical imaging and information technologies, medical diagnostics, patient monitoring systems, disease research, drug discovery and biopharmaceutical manufacturing technologies. We are dedicated to predicting and detecting disease earlier, monitoring its progress and informing physicians, helping them to tailor individual treatment for individual patients. Healthcare manufactures, sells and services a wide range of medical equipment: diagnostic imaging systems including equipment for magnetic resonance (MR), computed tomography (CT), positron emission tomography (PET), nuclear and X-ray imaging. Clinical systems including patient monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, neonatal and critical care devices. Medical diagnostics and life sciences products include diagnostic imaging agents used in medical scanning procedures, protein separation products including chromatography purification systems used in the manufacturing of bio-pharmaceuticals, and high-throughput systems for applications in genomics, proteomics and bioassays. During 2006, we acquired IDX Systems Corporation, a leading healthcare information technology provider and Biacore International AB, a leading provider of systems for protein interaction analysis. We sell products and product services to hospitals, medical facilities, pharmaceutical and biotechnology companies and to the life science research market worldwide. Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services.

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

Our products are subject to regulation by numerous government agencies, including the FDA, and various laws apply to claims submitted under Medicare, Medicaid or other federally-funded healthcare programs.

For information about orders and backlog, see page 50 of the 2007 Annual Report to Shareowners.

Our headquarters are in Chalfont St. Giles, United Kingdom and our operations are located in North America, Europe, Asia, Australia and South America.

(10)

NBC Universal

NBC Universal (8.9%, 10.7% and 10.8% of consolidated revenues in 2007, 2006 and 2005, respectively) is one of the world’s leading media and entertainment companies in the development, production and marketing of entertainment, news and information to a global audience. Formed in 2004 through the combining of NBC and Vivendi Universal Entertainment, NBC Universal owns and operates a valuable portfolio of news and entertainment networks, a premier motion picture company, significant television production operations, a leading television stations group and world-renowned theme parks. NBC Universal is 80-percent owned by General Electric and 20-percent owned by Vivendi S.A. NBC Universal is principally engaged in the broadcast of network television services to affiliated television stations within the United States; the production and distribution of television programs and motion pictures; the operation, under licenses from the U.S. Federal Communications Commission (FCC), of television stations; the operation of several cable/satellite television networks around the world; the operation of theme parks; and investment and programming activities in digital media and the Internet. The NBC television network is one of four major U.S. commercial broadcast television networks and serves 230 affiliated stations within the United States. Telemundo is our U.S. Spanish-language broadcast television network. At December 31, 2007, we owned and operated 26 television stations. Broadcasting operations of the NBC television network, the Telemundo network and the company’s owned stations are subject to FCC regulation. Our cable/satellite television network operations principally include USA Network, Bravo, CNBC, the SciFi Channel, MSNBC, Oxygen, the Sundance Channel, UniHD, Chiller, Sleuth, mun2 and news, information and entertainment channels across Europe, Asia and Latin America. We have exclusive U.S. television rights to the 2008, 2010 and 2012 Olympic Games, National Football League Sunday Night Football and the Super Bowl in 2009 and 2012.

NBC Universal is subject to a wide range of factors, which could adversely affect our operations. Our broadcast networks, cable television networks and television stations are subject to advertising patterns and changes in viewer taste and preference that can be unpredictable or unforeseen. In addition, future revenues in these properties are dependent upon our ability to obtain, renew or renegotiate long-term programming contracts, including event-based sports programming and contracts for the distribution of our programming to cable/satellite operators. Our television and motion pictures production and distribution businesses are affected by the timing and performance of releases in the theatrical, home entertainment and television markets. Technological advances like digital video recorders, Internet streaming and electronic sell-through offer entertainment options through new media, introducing uncertainty to our operations. Other technologies enable the unauthorized copying and distribution of our motion pictures and television programming, increasing the risk of piracy. We continue to devote substantial resources to protect our intellectual property against unauthorized use.

NBC Universal’s headquarters are in New York, New York, with operations throughout North America, Europe, South America and Asia.

(11)

Industrial

Industrial (10.3%, 11.7% and 12.5% of consolidated revenues in 2007, 2006 and 2005, respectively) produces and sells products including consumer appliances, industrial equipment and related services. GE Supply, a network of electrical supply houses, was also in the Industrial segment until its sale in the third quarter of 2006. Advanced Materials, a manufacturer of silicone- and quartz-based materials, was also in the Industrial segment until its sale in the fourth quarter of 2006. Prior to the sale of our Plastics business in August 2007, we also manufactured and sold plastics and structured products. Plastics and Advanced Materials results are reported in discontinued operations for all periods presented.

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

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, and residential water systems for filtration, softening and heating. Brands are Monogram®, GE Profile™, GE® and Hotpoint®.

We manufacture certain products, and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction are our second major U.S. channel. We offer the largest OEM service organization in the appliances industry, providing in-home repair, extended service plans and warranty administration. We also manufacture and sell a variety of lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

Consumer & Industrial also provides integrated electrical equipment and systems used to distribute, protect and control energy and equipment. We manufacture and distribute electrical distribution and control products including transformers, meters, circuit breakers, panel boards and general purpose controls that are used to distribute and manage power in a variety of residential, commercial, consumer and industrial applications. In addition, we design and manufacture motors and control systems used in industrial applications primarily for oil and gas extraction and mining. We also provide customer-focused solutions centered on the delivery and control of electric power, and market a wide variety of commercial lighting systems.

The aggregate level of economic activity in markets for such products and services generally lags overall economic slowdowns as well as subsequent recoveries. In the United States, industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and continued commodity cost pressures.

(12)

Enterprise Solutions

Enterprise Solutions offers protection and productivity solutions to some of the most pressing issues that industries face: safe facilities, plant automation, power control and sensing applications in the operating environment. From home to industry to national security, our technology covers the full spectrum of security solutions, including card access systems, high-tech video monitoring, intrusion and fire detection, real estate and property control, and explosives and narcotics detection. We design and manufacture equipment and systems that enable customers to monitor, protect, control and ensure the safety of their critical applications. These products include precision sensors for temperature, flow rate, pressure, humidity, gas, infrared and ultrasonic applications; high-quality handheld and portable field calibrators; equipment for detection of material defects; stand-alone measurement instrumentation; and systems that provide the end-to-end solutions necessary to validate or certify vital commercial and industrial processes. We deliver automation hardware and software designed to help users reduce costs, increase efficiency and enhance profitability through a diverse array of capabilities and products, including controllers, embedded systems, advanced software, motion control, computer numerical controls, operator interfaces, industrial computers, and lasers. We also provide products and services to protect and optimize assets such as generators, transmission lines and motors, to ensuring secure wireless data transmission and uninterruptible power.

Our products and services are sold to a diverse worldwide commercial and residential customer base in the transportation, industrial, pharmaceutical and healthcare markets. Our business environment is characterized by technological innovation and market growth. Our competitors include technology-driven suppliers of the same, as well as other functionally equivalent products and services.

Discontinued Operations

Discontinued operations comprised Lake; WMC; Plastics; Advanced Materials; GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions); and Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

Geographic Data

Geographic data are reported in note 25 to the consolidated financial statements on page 98 and 99 of the 2007 Annual Report to Shareowners.

Additional financial data about our geographic operations is provided on page 51 and 52 of the 2007 Annual Report to Shareowners.

Orders Backlog

See pages 48, 50 and 62 of the 2007 Annual Report to Shareowners for information about our backlog of unfilled orders.

(13)

Research and Development

Total expenditures for research and development were $4,075 million, $3,480 million and $3,235 million in 2007, 2006 and 2005, respectively. Of these amounts, $3,009 million in 2007 was GE-funded ($2,790 million in 2006 and $2,551 million in 2005); and $1,066 million in 2007 was funded by customers ($690 million in 2006 and $684 million in 2005), principally the U.S. government. Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Healthcare and Infrastructure’s Energy business also made significant expenditures funded primarily by GE.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws.

We are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.2 billion in both 2007 and 2006. We presently expect that such remediation actions will require average annual expenditures in the range of $0.2 billion to $0.3 billion over the next two years.

The U.S. Environmental Protection Agency (EPA) ruled in February 2002 that approximately 150,000 pounds of polychlorinated biphenyls (PCBs) must be dredged from a 40-mile stretch of the upper Hudson River in New York state. On November 2, 2006, the U.S. District Court for the Northern District of New York approved a consent decree entered into between GE and the EPA that represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge PCB-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after phase 1. Under this consent decree, we have committed up to $0.1 billion to reimburse the EPA for its past and future project oversight costs and agreed to perform the first phase of dredging. We further committed that, subject to future agreement with the EPA about completion of dredging after completion of phase 1 and the peer review, we will be responsible for further costs, including costs of phase 2 dredging. Our Statement of Financial Position as of December 31, 2007 and 2006, included liabilities for the estimated costs of this remediation.

Employee Relations

At year-end 2007, General Electric Company and consolidated affiliates employed approximately 327,000 persons, of whom approximately 155,000 were employed in the United States. For further information about employees, see page 63 of the 2007 Annual Report to Shareowners.

Approximately 20,500 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 125 different union locals. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2007, General Electric Company negotiated four-year contracts with unions representing a substantial majority of the unionized employees in the United States. Most of these contracts will terminate in June 2011.

(14)

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

Agencies of the U.S. Government constitute our largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	2007	2006	2005	2007	2006	2005

Total sales to U.S. Government Agencies	2%	2%	3%	3%	3%	4%
Infrastructure segment defense-related sales	2	2	2	3	3	3

GE is a trademark and service mark of General Electric Company.

The Company’s Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/en/company/investor/secfilings.htm, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

(15)

Item 1A.	Risk Factors.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section of our 2007 Annual Report to Shareowners and in the business descriptions in Item 1. of this Form 10-K. Below, we have described certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

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

Our credit ratings are important to our cost of capital

The major debt agencies routinely evaluate our debt and have given their highest debt ratings to us. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and  timeliness of financial reporting. One of our strategic objectives is to maintain our “Triple A” ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders. Failure to maintain our Triple A debt ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

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

(16)

We are subject to a wide variety of laws and regulations

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may even require us to modify our business objectives if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from local laws, such as laws that reduce the allowable lending rate or limit consumer borrowing, from local liquidity regulations that may increase the risks of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which is scheduled to expire at the end of 2008, has been scheduled to expire on four previous occasions, and each time it has been extended by Congress. If this provision is not extended, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. Our businesses and the industries in which we operate are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Manufacturing operations are carried out at approximately 300 manufacturing plants located in 40 states in the United States and Puerto Rico and at 261 manufacturing plants located in 40 other countries.

Item 3.	Legal Proceedings.

As previously reported, in January 2005 the staff of the U.S. Securities and Exchange Commission (SEC) informed us that it had commenced an investigation and requested certain documents and information with respect to the use of hedge accounting for derivatives by us and GE Capital. In August 2005 the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC staff has taken testimony in this matter and has requested information about other GE accounting policies and practices, including items related to revenue recognition.

(17)

In connection with the SEC’s investigation, we are conducting an internal review of revenue recognition matters. Our review has been thorough and extensive, continuing for more than a year, and has been conducted using substantial internal and external resources. These resources have included extensive redeployment of our 430 person audit staff to focus on this review; substantial time and resources of our controllership and finance organizations and our internal legal organization; accounting and expert support from our auditor, KPMG; and extensive resources from outside legal counsel and accounting expertise, who have advised us and our audit committee. We have regularly reported results of the review to the SEC staff as conclusions have been reached and in cases where errors have been identified, we have publicly disclosed them in our filings with the SEC.

In a Form 8-K filed January 18, 2008, we reported that we had determined that we made an error in the manner in which we changed our accounting for profits on certain aftermarket spare parts. As we reported, under long-term product services agreements, we provide repair and maintenance for installed products, including spare parts. We recognize revenue and profits over the contract period in proportion to our contract costs. An element of our contract costs is the cost of spare parts. Before January 1, 2002, our Aviation business accounted for the profits on spare parts installed pursuant to long-term product service agreements either in its spare parts unit or in its revenue recognition model for commercial engines. Effective January 1, 2002, with the concurrence of KPMG, we changed our accounting for spare parts in two ways that largely offset: to exclude all spare parts from the model for engine sales and to include margin in long-term services agreements to the extent spare parts are associated with such agreements.

In making this change, we changed our estimate of the unperformed portions of long-term product services agreements to use our cost instead of catalogue list price. We have determined that because we did not also re-compute our pre-2002 spare parts costs on the same basis, we overestimated the percentage of completion of affected agreements and underestimated the related contract profit rates, an error that resulted in accelerating revenues and profits attributable to such agreements in 2002 and understating revenues and profits in some future periods. Similar adjustments in the accounting method for estimating the cost of spare parts installed pursuant to long-term services agreements were made by Aviation in 2003 with respect to spare parts manufactured by a joint venture partner and in our Energy business in 2006. We also reported that we had determined that for periods prior to 2004, we made an error in our application and description of appropriate revenue measurement principles in certain Infrastructure businesses. Our associated routines and controls failed to prevent or detect these errors.

We and our audit committee, with the assistance of the committee’s independent counsel, have evaluated the circumstances surrounding and the effect on our previously reported financial statements of the items reported in our January 18, 2008 Form 8-K, and have determined that the adjustments relating to these items, both individually and together with the adjustments for the errors identified in our Form 10-Qs filed on July 27, 2007 and November 2, 2007, are not material to our financial statements and have determined that restatement of our prior period financial statements is not required. We have included the adjustments for these items in prior period financial information reported in this Form 10-K.

We also have considered these matters in context of our review of our internal control over financial reporting and have concluded that the internal control deficiencies implicated by the items identified above constitute significant deficiencies in our internal control over financial reporting, but do not (individually or in the aggregate with other identified deficiencies) constitute a material weakness in the Company’s internal control.

(18)

We and our audit committee take these internal control matters very seriously and are committed to continuing to improve our internal control processes and procedures. In response to these matters, we and our audit committee have been actively engaged in the planning and implementation of remediation efforts to address the identified deficiencies in our internal controls with respect to our revenue recognition policies and procedures, and to enhance our overall control environment.  We have already undertaken, and are continuing to implement, a number of remedial actions and internal control enhancements:

•	Strengthening our expertise and technical controllership resources in corporate accounting and our internal audit staff devoted to complex accounting matters;

•	Implementing improved procedures for our corporate accounting and internal audit staff for review of accounting for unusual transactions;

•	Enhancing our operational controllership resources, structure and processes to oversee GE businesses to better ensure controllership policies are fully executed;

•	Enhancing and clarifying our global accounting policies and procedures for revenue recognition and our related training programs and communication;

•
Improving the processes and procedures around documentation of critical accounting areas and judgments and accounting changes, and enhancing communication of these matters to senior management and our audit committee;

•	Continuing to stress leadership communication about integrity, accuracy and transparency; and

•
Evaluating responsibility, where errors have occurred, with respect to the employees involved in the transactions related to such errors and making appropriate personnel determinations based on such evaluations.

 We continue to cooperate with the ongoing SEC investigation and to discuss the investigation and issues arising in that investigation and our internal review with the SEC staff with a goal of completing our review and resolving these matters as soon as practicable. Our senior management and audit committee are monitoring the review closely with the assistance of outside counsel and accounting experts.  We and our audit committee are committed to addressing issues that arise and to providing transparent disclosure to our investors concerning these matters.

    The Antitrust Division of the Department of Justice (DOJ) and the SEC are continuing to conduct an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital received subpoenas in 2006: GE Funding CMS (Trinity Funding Co.) received a subpoena from the DOJ requesting documents and GE Funding Capital Market Services, Inc. received a subpoena from the SEC that requests similar information about Trinity Funding Company, LLC. The Company is cooperating fully with the SEC and DOJ in this matter.

(19)

As previously reported, in April 2006 the U.S. Environmental Protection Agency (EPA) informed the company that it was contemplating seeking $990,000 in penalties for violations of the Clean Air Act at its recently sold Mt. Vernon, Indiana Plastics facility. EPA has asserted that the company failed to adequately control emissions from valves and inlet pipes in an underground piping system. We disagree with those assertions and EPA has already modified its position to reduce the number of potential violations based on conversations with GE. The company has engaged in settlement discussions with the Agency over both the nature and severity of the alleged violations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market) and on the Boston Stock Exchange. GE common stock also is listed on the London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2007
Fourth quarter	$42.15	$36.07	$.31
Third quarter	42.07	36.20	.28
Second quarter	39.77	34.55	.28
First quarter	38.28	33.90	.28

2006
Fourth quarter	$38.49	$34.62	$.28
Third quarter	35.65	32.06	.25
Second quarter	35.24	32.78	.25
First quarter	35.63	32.21	.25

As of January 31, 2008, there were about 607,000 shareowner accounts of record.

(20)

Period(a)	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase programs(c)		Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2007
October	55,498	$40.45	54,322
November	42,991	$38.49	42,934
December	43,843	$37.11	43,643	(d)
Total	142,332	$38.83	140,899		$14.9 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 1,433 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2004 GE Share Repurchase Program as modified by the GE Board in November 2005 and July 2007 (the 2004 Program) under which we were authorized to repurchase up to $27 billion of Company common stock through 2008. This program was completed as of December 31, 2007. The GE Board approved a new three-year, $15 billion program in December 2007 (the 2007 Program), of which $14.9 billion remains. The 2004 Program and 2007 Program, collectively referred to as the Programs are flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Programs.

(d)	This amount includes 2,900 thousand shares from the new program.

Item 6.	Selected Financial Data.

Incorporated by reference to data for revenues; net earnings; net earnings per share (basic and diluted); dividends declared; dividends declared per share; long-term borrowings; and total assets appearing on page 63 of the Annual Report to Shareowners for the fiscal year ended December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to pages 42-62 and 107-111 of the Annual Report to Shareowners for the fiscal year ended December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference to pages 55 and 56 of the Annual Report to Shareowners for the fiscal year ended December 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

See index under Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

(21)

Item 9A.	Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2007, and (ii) except as described in “Part I, Item 3. Legal Proceedings,” no change in internal control over financial reporting occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm are incorporated by reference to pages 40 and 41 of the Annual Report to Shareowners for the fiscal year ended December 31, 2007.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 20, 2008)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	52	January 1997
Philip D. Ameen	Vice President and Comptroller	59	April 1994
Kathryn A. Cassidy	Vice President and GE Treasurer	53	March 2003
Pamela Daley	Senior Vice President, Corporate Business Development	55	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	60	February 2004
Joseph M. Hogan	Senior Vice President, GE Healthcare	50	November 2000
John F. Lynch	Senior Vice President, Human Resources	55	January 2007
Michael A. Neal	Vice Chairman of General Electric Company; Chairman, GE Capital Services, Inc.	54	September 2002
John G. Rice	Vice Chairman of General Electric Company; President & CEO, GE Infrastructure	51	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company and Chief Financial Officer	49	January 1999
Lloyd G. Trotter	Vice Chairman of General Electric Company; President & CEO, GE Industrial	62	November 1992
Robert C. Wright	Vice Chairman of General Electric Company	64	July 2000

(22)

All Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of GE for the last five years.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 Annual Meeting of Shareowners to be held April 23, 2008, which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the 2008 Proxy Statement).

Item 11.	Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation” in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2008 Proxy Statement.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to note 23 on pages 94-96 of the Annual Report to Shareowners for the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2008 Proxy Statement.

(23)

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)1.
Financial statements applicable to General Electric Company and consolidated affiliates are contained on the page(s) indicated in the GE Annual Report to Shareowners for the fiscal year ended December 31, 2007, a copy of which is attached as Exhibit 13.

Annual Report Page(s)

Statement of earnings for the years ended December 31, 2007, 2006 and 2005	64
Consolidated statement of changes in shareowners’ equity for the years
ended December 31, 2007, 2006 and 2005	64
Statement of financial position at December 31, 2007 and 2006	66
Statement of cash flows for the years ended December 31, 2007, 2006 and 2005	68
Management’s annual report on internal control over financial reporting	40
Report of independent registered public accounting firm	41
Other financial information:
Summary of operating segments	47
Notes to consolidated financial statements	70-106
Operating segment information	46-51 98 and 99 106
Geographic segment information	51, 52, 98 and 99
Operations by quarter (unaudited)	104

(a)2.	The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3.	Exhibit Index

3(a)
The Certificate of Incorporation, as amended, of General Electric Company (Incorporated by reference to Exhibit (3.1) of General Electric’s Current Report on Form 8-K dated April 25, 2007 (Commission file number 001-00035)).

(24)

3(b)
The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit (3.2) of General Electric’s Current Report on Form 8-K dated April 25, 2007 (Commission file number 001-00035)).

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 1-6461)).

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

4(f)
Senior Note Indenture dated as of January 1, 2003, between General Electric and The Bank of New York, as trustee for the senior debt securities (Incorporated by reference to Exhibit 4(a) to General Electric’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 001-00035)).

4(g)
Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

(25)

4(h)
Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to the GECC’s Registration Statement on Form S-3, File No. 333-100527 (Commission file number 1-6461)).

4(i)	Form of LIBOR Floating Rate Note (Incorporated by reference to Exhibit 4 of General Electric’s Current Report on Form 8-K dated October 29, 2003 (Commission file number 001-00035)).

4(j)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A., and J.P. Morgan Bank Luxembourg, S.A., dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(f) to General Electric Capital Services, Inc.’s Form 10-K Report for the fiscal year ended December 31, 2006).

4(k)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

4(l)
Indenture dated December 1, 2005, between General Electric and The Bank of New York (as successor to JP Morgan Chase Bank, N.A.) (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

4(m)	Form of LIBOR Floating Rate Note due 2008 (Incorporated by reference to Exhibit 4(b) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

4(n)	Form of 5.250% Note due 2017 (Incorporated by referenced to Exhibit 4(b) of General Electric’s Current Report on Form 8-K filed on December 5, 2007 (Commission file number 001-00035)).

4(o)
Letter from the Senior Vice President and Chief Financial Officer of General Electric to GECC dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York (as successor to JP Morgan Chase Bank, N.A.) (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807).

(26)

(10)	All of the following exhibits consist of Executive Compensation Plans or Arrangements:

(a)
General Electric Incentive Compensation Plan, as amended effective July 1, 1991 (Incorporated by reference to Exhibit 10(a) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1991).

(b)
General Electric Financial Planning Program, as amended through September 1993 (Incorporated by reference to Exhibit 10(h) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1993).

(c)
General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1990).

(d)
General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2002).

(e)
General Electric Leadership Life Insurance Program, effective January 1, 1994 (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1993).

(f)
General Electric 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Shareowners held on April 24, 1996 (Commission file number 001-00035)).

(g)
General Electric Supplementary Pension Plan, as amended effective January 1, 2005 (Incorporated by reference to Exhibit 10(q) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(h)
General Electric 2003 Non-Employee Director Compensation Plan (Incorporated by reference to Exhibit 10(w) to General Electric Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2002).

(27)

(i)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(j)
GE Retirement for the Good of the Company Program, as amended effective January 1, 2005 (Incorporated by reference to Exhibit 10(x) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(k)
GE Excess Benefits Plan, effective July 1, 2003 (Incorporated by reference to Exhibit 10(y) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(l)
General Electric 2006 Executive Deferred Salary Plan (Incorporated by reference to Exhibit 10 of General Electric’s Current Report on Form 8-K dated September 16, 2005 (Commission file number 001-0035)).

(m)
General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-0035)).

(n)
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-0035)).

(o)
Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-0035)).

(p)
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.4 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-0035)).

(28)

(q)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.5 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-0035)).

(r)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.6 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-0035)).

(11)	Statement re Computation of Per Share Earnings.**

(12)	Computation of Ratio of Earnings to Fixed Charges.*

(13)	GE’s 2007 Annual Report to Shareowners, certain sections of which have been incorporated herein by reference.*

(21)	Subsidiaries of Registrant.*

(23)	Consent of independent registered public accounting firm.*

(24)	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)
Income Maintenance Agreement, dated March 28, 1991, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 99(h) to General Electric Capital Corporation’s Registration Statement on Form S-3 (File No. 333-100527)).

(29)

99(b)
Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1992).

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in note 8 to the 2007 Annual Report to Shareowners in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(30)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 20th day of February 2008.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Vice Chairman and Chief Financial Officer (Principal Financial Officer)

(31)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 20, 2008
Keith S. Sherin Vice Chairman and Chief Financial Officer

	/s/ Philip D. Ameen	Principal Accounting Officer	February 20, 2008
Philip D. Ameen Vice President and Comptroller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director
	Robert C. Wright*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact February 20, 2008

(32)