Form 10-Q
period 2008-03-31
GENERAL ELECTRIC CO
filed 2008-04-25
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-00035 GENERAL ELECTRIC COMPANY (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 9,967,400,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2008.

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

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2008	2007	2008	2007	2008	2007

Sales of goods	$14,781	$13,237	$14,447	$13,270	$367	$32
Sales of services	9,541	8,278	9,739	8,418	-	-
Other income	575	511	658	574	-	-
GECS earnings from continuing operations	-	-	2,466	3,424	-	-
GECS revenues from services	17,376	17,174	-	-	17,716	17,453
Total revenues	42,273	39,200	27,310	25,686	18,083	17,485

Cost of goods sold	11,908	10,589	11,623	10,630	317	25
Cost of services sold	6,085	5,257	6,283	5,398	-	-
Interest and other financial charges	6,530	5,578	602	533	6,179	5,245
Investment contracts, insurance losses and
insurance annuity benefits	804	860	-	-	848	930
Provision for losses on financing receivables	1,359	936	-	-	1,359	936
Other costs and expenses	10,235	9,597	3,552	3,427	6,812	6,240
Minority interest in net earnings of
consolidated affiliates	162	223	131	130	31	93
Total costs and expenses	37,083	33,040	22,191	20,118	15,546	13,469

Earnings from continuing operations
before income taxes	5,190	6,160	5,119	5,568	2,537	4,016
Provision for income taxes	(829)	(1,232)	(758)	(640)	(71)	(592)
Earnings from continuing operations	4,361	4,928	4,361	4,928	2,466	3,424
Loss from discontinued operations,
net of taxes	(57)	(357)	(57)	(357)	(71)	(401)
Net earnings	$4,304	$4,571	$4,304	$4,571	$2,395	$3,023

Per-share amounts
Per-share amounts - earnings from
continuing operations
Diluted earnings per share	$0.44	$0.48
Basic earnings per share	$0.44	$0.48

Per-share amounts - net earnings
Diluted earnings per share	$0.43	$0.44
Basic earnings per share	$0.43	$0.44

Dividends declared per share	$0.31	$0.28

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

	Consolidated		GE		Financial Services (GECS)
(In millions; except share amounts)	3/31/08	12/31/07	3/31/08	12/31/07	3/31/08	12/31/07

Cash and equivalents	$15,291	$15,747	$5,084	$6,702	$10,827	$9,455
Investment securities	45,622	45,428	404	343	45,226	45,093
Current receivables	21,729	22,259	14,496	15,093	-	-
Inventories	14,276	12,897	14,207	12,834	69	63
Financing receivables - net	409,763	377,660	-	-	417,930	385,604
Other GECS receivables	16,642	16,527	-	-	21,919	22,091
Property, plant and equipment (including
equipment leased to others) - net	79,210	77,895	14,357	14,142	64,853	63,753
Investment in GECS	-	-	57,719	57,676	-	-
Goodwill	83,132	81,116	55,994	55,689	27,138	25,427
Other intangible assets - net	15,937	16,178	11,528	11,633	4,409	4,545
All other assets	124,865	122,861	42,200	40,608	84,070	83,405
Assets of discontinued operations	7,423	6,769	66	66	7,357	6,703
Total assets	$833,890	$795,337	$216,055	$214,786	$683,798	$646,139

Short-term borrowings	$201,157	$195,101	$3,832	$4,106	$198,735	$192,421
Accounts payable, principally trade accounts	21,311	21,398	10,969	11,120	14,865	14,774
Progress collections and price adjustments accrued	11,579	9,885	11,927	10,374	-	-
Other GE current liabilities	19,874	18,916	20,033	18,916	-	-
Long-term borrowings	346,680	319,015	10,035	11,656	337,937	308,504
Investment contracts, insurance liabilities
and insurance annuity benefits	34,835	34,068	-	-	35,268	34,359
All other liabilities	62,001	59,419	33,448	32,859	28,632	26,625
Deferred income taxes	9,925	12,144	3,163	3,391	6,762	8,753
Liabilities of discontinued operations	2,294	1,828	235	302	2,059	1,526
Total liabilities	709,656	671,774	93,642	92,724	624,258	586,962

Minority interest in equity of consolidated affiliates	8,234	8,004	6,413	6,503	1,821	1,501
Common stock (9,967,400,000 and 9,987,599,000
shares outstanding at March 31, 2008 and
December 31, 2007, respectively)	669	669	669	669	1	1
Accumulated gains (losses) - net
Investment securities	(618)	124	(618)	124	(619)	110
Currency translation adjustments	12,884	10,708	12,884	10,708	8,621	7,472
Cash flow hedges	(2,285)	(668)	(2,285)	(668)	(2,386)	(727)
Benefit plans	(1,730)	(1,840)	(1,730)	(1,840)	(92)	(105)
Other capital	26,176	26,100	26,176	26,100	12,578	12,574
Retained earnings	118,561	117,362	118,561	117,362	39,616	38,351
Less common stock held in treasury	(37,657)	(36,896)	(37,657)	(36,896)	-	-

Total shareowners’ equity	116,000	115,559	116,000	115,559	57,719	57,676

Total liabilities and equity	$833,890	$795,337	$216,055	$214,786	$683,798	$646,139

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $8,251 million and $8,324 million at March 31, 2008, and December 31, 2007, respectively.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” March 31, 2008, data are unaudited. Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
	Consolidated		GE		Financial Services (GECS)
(In millions)	2008	2007	2008	2007	2008	2007

Cash flows - operating activities
Net earnings	$4,304	$4,571	$4,304	$4,571	$2,395	$3,023
Loss from discontinued operations	57	357	57	357	71	401
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,682	2,440	556	518	2,126	1,922
Net earnings from continuing operations retained by GECS	-	-	(1,336)	448	-	-
Deferred income taxes	(969)	89	(352)	11	(617)	78
Decrease in GE current receivables	787	1,483	396	1,463	-	-
Increase in inventories	(1,381)	(1,155)	(1,375)	(1,149)	(6)	(6)
Increase (decrease) in accounts payable	(422)	(800)	125	(530)	(450)	(110)
Increase in GE progress collections	1,412	680	1,553	680	-	-
Provision for losses on GECS financing receivables	1,359	936	-	-	1,359	936
All other operating activities	(1,487)	(3,906)	926	955	(2,269)	(4,610)
Cash from operating activities - continuing operations	6,342	4,695	4,854	7,324	2,609	1,634
Cash from operating activities - discontinued operations	449	247	-	50	449	197
Cash from operating activities	6,791	4,942	4,854	7,374	3,058	1,831

Cash flows - investing activities
Additions to property, plant and equipment	(3,733)	(4,751)	(894)	(767)	(2,955)	(4,049)
Dispositions of property, plant and equipment	3,212	2,715	-	-	3,212	2,715
Net increase in GECS financing receivables	(11,782)	(1,211)	-	-	(11,712)	(1,082)
Proceeds from sale of discontinued operations	203	-	203	-	-	-
Proceeds from principal business dispositions	4,305	1,131	-	29	4,305	1,102
Payments for principal businesses purchased	(12,759)	(5,752)	(107)	(2,218)	(12,652)	(3,534)
All other investing activities	(647)	946	(35)	134	(388)	739
Cash used for investing activities - continuing operations	(21,201)	(6,922)	(833)	(2,822)	(20,190)	(4,109)
Cash used for investing activities - discontinued operations	(437)	(254)	-	(42)	(437)	(212)
Cash used for investing activities	(21,638)	(7,176)	(833)	(2,864)	(20,627)	(4,321)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	2,296	(8,691)	(1,658)	(1,677)	3,847	(7,227)
Newly issued debt (maturities longer than 90 days)	35,833	34,218	39	4,654	35,942	29,551
Repayments and other reductions (maturities longer
than 90 days)	(20,250)	(15,195)	(46)	(50)	(20,204)	(15,145)
Net dispositions (purchases) of GE shares for treasury	(864)	53	(864)	53	-	-
Dividends paid to shareowners	(3,110)	(2,886)	(3,110)	(2,886)	(1,130)	(3,872)
All other financing activities	498	(273)	-	-	498	(273)
Cash from (used for) financing activities - continuing operations	14,403	7,226	(5,639)	94	18,953	3,034
Cash used for financing activities - discontinued operations	-	(8)	-	(8)	-	-
Cash from (used for) financing activities	14,403	7,218	(5,639)	86	18,953	3,034
Increase (decrease) in cash and equivalents	(444)	4,984	(1,618)	4,596	1,384	544
Cash and equivalents at beginning of year	16,031	14,276	6,702	4,480	9,739	12,629
Cash and equivalents at March 31	15,587	19,260	5,084	9,076	11,123	13,173
Less cash and equivalents of discontinued operations at March 31	296	162	-	-	296	162
Cash and equivalents of continuing operations at March 31	$15,291	$19,098	$5,084	$9,076	$10,827	$13,011

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31 (Unaudited)
(In millions)	2008	2007

Revenues
Infrastructure	$14,960	$12,202
Commercial Finance	8,566	8,031
GE Money	6,408	5,958
Healthcare	3,887	3,895
NBC Universal	3,584	3,484
Industrial	4,110	4,089
Total segment revenues	41,515	37,659
Corporate items and eliminations	758	1,541
Consolidated revenues	$42,273	$39,200

Segment profit(a)
Infrastructure	$2,588	$2,208
Commercial Finance	1,158	1,440
GE Money	995	1,223
Healthcare	528	637
NBC Universal	712	691
Industrial	300	358
Total segment profit	6,281	6,557
Corporate items and eliminations	(560)	(456)
GE interest and other financial charges	(602)	(533)
GE provision for income taxes	(758)	(640)
Earnings from continuing operations	4,361	4,928
Loss from discontinued operations, net of taxes	(57)	(357)
Consolidated net earnings	$4,304	$4,571

(a)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Healthcare, NBC Universal, Industrial and the industrial businesses of the Infrastructure segment; included in determining segment profit, which we sometimes refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

See accompanying notes to condensed, consolidated financial statements.

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1.      The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. That note discusses consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

Accounting changes

On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. See note 13.

2.      The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our latest shareowners’ Annual Report on Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

3.      Discontinued operations comprised our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), Plastics, Advanced Materials, GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

WMC

In December 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, certain contractual obligations and potential liabilities related to previously sold loans were retained. WMC revenues from discontinued operations were $5 million and $(453) million in the first quarters of 2008 and 2007, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $7 million and $380 million in the first quarters of 2008 and 2007, respectively.

(7)

Lake

In September 2007, we committed to a plan to sell our Lake business. We made the decision to sell this business upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. We are actively pursuing a buyer and expect to complete the sale of this business by the end of the third quarter of 2008. Lake revenues from discontinued operations were $245 million and $302 million in the first quarters of 2008 and 2007, respectively. In total, Lake’s losses from discontinued operations, net of taxes, were $47 million and $19 million in the first quarters of 2008 and 2007, respectively.

Plastics and Advanced Materials

In August 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation. Also, during the fourth quarter of 2006, we sold our Advanced Materials business. Plastics revenues from discontinued operations were $1,594 million in the first quarter of 2007. In total, Plastics and Advanced Materials earnings from discontinued operations, net of taxes, were $14 million and $44 million in the first quarters of 2008 and 2007, respectively.

Insurance

In total, loss from discontinued operations, net of taxes, was $17 million in the first quarter of 2008 and $2 million in the first quarter of 2007.

Summarized financial information for discontinued GE industrial operations is shown below.

	Three months ended March 31
(In millions)	2008	2007

Operations
Total revenues	$-	$1,594

Earnings from discontinued operations before income taxes	$-	$58
Income tax benefit	-	13
Earnings from discontinued operations before disposal, net of taxes	$-	$71

Disposal
Gain (loss) on disposal before income taxes	$14	$(35)
Income tax benefit	-	8
Gain (loss) on disposal, net of taxes	$14	$(27)

Earnings from discontinued operations, net of taxes(a)	$14	$44

(a)
The sum of GE industrial earnings from discontinued operations, net of taxes, and GECS loss from discontinued operations, net of taxes, on page 9 are reported as GE loss from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

(8)

Assets of GE industrial discontinued operations were $66 million at both March 31, 2008, and December 31, 2007. Liabilities of GE industrial discontinued operations were $235 million and $302 million at March 31, 2008, and December 31, 2007, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business.

Summarized financial information for discontinued GECS operations is shown below.

	Three months ended March 31
(In millions)	2008	2007

Operations
Total revenues	$250	$(151)

Loss from discontinued operations before income taxes	$(100)	$(676)
Income tax benefit	29	275
Loss from discontinued operations, net of taxes	$(71)	$(401)

	At
(In millions)	3/31/08	12/31/07

Assets
Cash and equivalents	$296	$284
Financing receivables - net	5,751	5,138
Other	1,310	1,281
Assets of discontinued operations	$7,357	$6,703

	At
(In millions)	3/31/08	12/31/07

Liabilities
Liabilities of discontinued operations	$2,059	$1,526

Assets and liabilities at March 31, 2008, and December 31, 2007, were primarily at our Lake business.

(9)

4.      GECS revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2008	2007

Interest on loans	$6,542	$5,646
Equipment leased to others	3,810	3,763
Fees	1,366	1,509
Investment income(a)	898	1,710
Financing leases	1,163	1,138
Real estate investments	1,161	1,089
Premiums earned by insurance activities	542	551
Associated companies	469	425
Gross securitization gains	325	571
Other items	1,440	1,051
Total	$17,716	$17,453

(a)	Included gain on sale of Swiss Reinsurance Company common stock of $566 million during first quarter of 2007.

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

	Principal Pension Plans		Other Pension Plans
	Three months ended March 31		Three months ended March 31
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(1,075)	$(986)	$(137)	$(120)
Service cost for benefits earned	300	314	80	85
Interest cost on benefit obligation	661	605	124	111
Prior service cost amortization	81	47	3	2
Net actuarial loss amortization	54	176	19	41
Pension plans cost	$21	$156	$89	$119

(10)

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended March 31
(In millions)	2008	2007

Expected return on plan assets	$(33)	$(31)
Service cost for benefits earned	63	41
Interest cost on benefit obligation	198	113
Prior service cost amortization	168	71
Net actuarial loss amortization	9	2
Retiree benefit plans cost	$405	$196

6.      The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	3/31/08	12/31/07

Unrecognized tax benefits	$6,219	$6,331
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,182	4,268
Accrued interest on unrecognized tax benefits	1,063	923
Accrued penalties on unrecognized tax benefits	94	77
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,500	0-1,500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,200	0-1,250

(a)	Some portion of such reduction might be reported as discontinued operations.

The IRS is currently auditing our consolidated income tax returns for 2003-2005. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(11)

7.      GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended March 31
	2008		2007
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,361	$4,361	$4,928	$4,928
Loss from discontinued operations
for per-share calculation	$(57)	$(57)	$(357)	$(357)
Net earnings available for per-share calculation	$4,304	$4,304	$4,571	$4,571

Average equivalent shares
Shares of GE common stock outstanding	9,978	9,978	10,284	10,284
Employee compensation-related shares,
including stock options	28	-	33	-
Total average equivalent shares	10,006	9,978	10,317	10,284

Per-share amounts
Earnings from continuing operations	$0.44	$0.44	$0.48	$0.48
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net earnings	$0.43	$0.43	$0.44	$0.44

(a)	Including dividend equivalents.

Earnings-per-share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

8.      Inventories consisted of the following.

	At
(In millions)	3/31/08	12/31/07

Raw materials and work in process	$8,971	$7,893
Finished goods	5,379	5,088
Unbilled shipments	544	539
	14,894	13,520
Less revaluation to LIFO	(618)	(623)
Total	$14,276	$12,897

(12)

9.      GECS financing receivables - net, consisted of the following.

	At
(In millions)	3/31/08	12/31/07

Loans, net of deferred income	$346,803	$314,918
Investment in financing leases, net of deferred income	75,568	75,015
	422,371	389,933
Less allowance for losses	(4,441)	(4,329)
Financing receivables - net(a)	$417,930	$385,604

(a)	Included $9,365 million and $9,708 million related to consolidated, liquidating securitization entities at March 31, 2008, and December 31, 2007, respectively.

10.    Property, plant and equipment (including equipment leased to others) - net, consisted of the following.

	At
(In millions)	3/31/08	12/31/07

Original cost	$122,680	$119,603
Less accumulated depreciation and amortization	(43,470)	(41,708)
Property, plant and equipment (including equipment leased to others) - net	$79,210	$77,895

11.    Goodwill and other intangible assets - net, consisted of the following.

	At
(In millions)	3/31/08	12/31/07

Goodwill	$83,132	$81,116

Other intangible assets
Intangible assets subject to amortization	$13,542	$13,823
Indefinite-lived intangible assets(a)	2,395	2,355
Total	$15,937	$16,178

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

(13)

Changes in goodwill balances follow.

(In millions)	Balance 1/1/08	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance 3/31/08

Infrastructure	$17,117	$258	$190	$17,565
Commercial Finance	14,621	650	338	15,609
GE Money	10,273	-	417	10,690
Healthcare	14,827	50	39	14,916
NBC Universal	18,733	15	1	18,749
Industrial	5,545	22	36	5,603
Total	$81,116	$995	$1,021	$83,132

Goodwill balances increased $1,240 million as a result of the weaker U.S. dollar and $823 million from new acquisitions in 2008. The largest goodwill balance increases from acquisitions arose from the purchase of Merrill Lynch Capital ($520 million at Commercial Finance) and CDM Resource Management, Ltd. ($211 million at Infrastructure). During 2008, the goodwill balance increased by $172 million related to purchase accounting adjustments to prior-year acquisitions. The largest such adjustments were increases of $79 million and $60 million associated with the 2007 acquisitions of Regency Energy Partners LP by Infrastructure and Trustreet Properties, Inc. by Commercial Finance, respectively.

Intangible assets subject to amortization

	At
	3/31/08			12/31/07
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$6,563	$(1,587)	$4,976	$6,711	$(1,565)	$5,146
Patents, licenses and trademarks	5,583	(2,010)	3,573	5,163	(1,684)	3,479
Capitalized software	6,609	(3,867)	2,742	6,430	(3,694)	2,736
Lease valuations	1,789	(396)	1,393	1,909	(376)	1,533
Present value of future profits	826	(379)	447	818	(364)	454
All other	704	(293)	411	786	(311)	475
Total	$22,074	$(8,532)	$13,542	$21,817	$(7,994)	$13,823

Consolidated amortization related to intangible assets subject to amortization was $530 million and $439 million for the quarters ended March 31, 2008 and 2007, respectively.

During the first quarter of 2008, we recorded additions to intangible assets subject to amortization of $211 million. The components of finite-lived intangible assets acquired during the period and their respective weighted-average useful lives are: $26 million - Customer-related (17.2 years); $36 million - Patents, licenses and trademarks (10.5 years); $109 million - Capitalized software (4.3 years); and $40 million - All other (7.1 years).

(14)

12.    GECS borrowings are summarized in the following table.

	At
(In millions)	3/31/08	12/31/07

Short-term borrowings

Commercial paper
U.S.
Unsecured	$76,605	$72,392
Asset-backed(a)	4,400	4,775
Non-U.S.	25,328	28,711
Current portion of long-term debt(b)	56,935	56,302
Bank deposits(c)	14,272	11,486
GE Interest Plus notes(d)	10,193	9,590
Other	11,002	9,165
Total	198,735	192,421

Long-term borrowings

Senior notes
Unsecured	313,409	283,099
Asset-backed(e)	5,468	5,528
Extendible notes	7,330	8,500
Subordinated notes(f)(g)	11,730	11,377
Total	337,937	308,504
Total borrowings	$536,672	$500,925

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 9.
(b)	Included $814 million and $1,106 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2008, and December 31, 2007, respectively.
(c)	Included $11,772 million and $10,789 million of deposits in non-U.S. banks at March 31, 2008, and December 31, 2007, respectively.
(d)	Entirely variable denomination floating rate demand notes.
(e)	Included $3,324 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at March 31, 2008, and December 31, 2007, respectively. See note 9.
(f)	Included $750 million of subordinated notes guaranteed by GE at March 31, 2008, and December 31, 2007.
(g)	Included $8,332 million and $8,064 million of subordinated debentures receiving rating agency equity credit at March 31, 2008, and December 31, 2007, respectively.

13.    Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

(15)

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we have risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, we retain independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value.

Investments in debt and equity securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, government, mortgage and asset-backed securities. Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third party transactions in that security. Our valuation methodology for private equity investments is applied consistently and these investments are generally included in Level 3.

(16)

Derivatives

We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets. The remainder of the derivatives portfolio is valued using internal models, most of which are primarily based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts. Derivative assets and liabilities included in Level 3 primarily represent interest rate products that contain embedded optionality or prepayment features.

Loans

When available, we use observable market data, including pricing on recent closed market transactions, to value loans which are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to have them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans.

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2008. Included in the table are investment securities of $23,294 million, primarily supporting obligations to annuitants and policyholders in our run-off insurance businesses and $11,287 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $5,049 million and $5,924 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $5,854 million.

March 31, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting (a)	Net balance

Assets
Investment securities	$1,605	$31,178	$12,839	$–	$45,622
Derivatives	–	8,037	835	(3,823)	5,049
Other(b)	1	398	1,355	–	1,754
Total	$1,606	$39,613	$15,029	$(3,823)	$52,425

Liabilities
Derivatives	$3	$9,695	$71	$(3,845)	$5,924
Other(c)	–	1,847	–	–	1,847
Total	$3	$11,542	$71	$(3,845)	$7,771

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists. Includes fair value adjustments related to our own and counterparty credit risk.

(b)	Includes private equity investments and loans designated under the fair value option.
(c)
Primarily represents the liability associated with certain of our deferred incentive compensation plans accounted for in accordance with EITF Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

(17)

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments

(In millions)	1/1/08	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	3/31/08	Net change in unrealized gains (losses) relating to instruments still held at 3/31/08(b)

Investment securities	$12,559	$83	$(175)	$372	$12,839	$(38)
Derivatives(c)(d)	265	507	54	(51)	775	484
Other	1,330	(27)	33	19	1,355	(13)
Total	$14,154	$563	$(88)	$340	$14,969	$433

Transfers between Level 2 and 3 are considered to occur at the beginning of a quarter and therefore, no transfers occurred during the first quarter.
(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.

(c)	Earnings from Derivatives were more than offset by $380 million in losses from related derivatives included in Level 2 and $148 million in losses from qualifying fair value hedges.
(d)	Represents derivative assets net of derivative liabilities and includes cash accruals of $11 million not reflected in the fair value hierarchy table.

Certain assets measured at fair value on a non-recurring basis, and therefore not included in the preceding tables, were $560 million included in Level 2 and $4,366 million included in Level 3. We recognized $155 million of losses related to non-recurring fair value measurements of loans, and $69 million of other-than-temporary impairments of cost and equity method investments, including $59 million related to FGIC Corporation (FGIC) common stock, during the first three months of 2008.

(18)

14.    A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended March 31
(In millions)	2008	2007

Net earnings	$4,304	$4,571
Investment securities - net	(742)	(302)
Currency translation adjustments - net	2,176	(50)
Cash flow hedges - net	(1,617)	56
Benefit plans - net	110	235
Total	$4,231	$4,510

15.    The following table represents assets in off-balance sheet securitization entities.

	At
(In millions)	3/31/08	12/31/07

Receivables secured by
Equipment	$6,689	$6,552
Commercial real estate	9,084	9,244
Residential real estate	212	204
Other assets	12,505	12,880
Credit card receivables	23,179	22,793
Trade receivables	2,311	2,036
Total securitized assets(a)(b)	$53,980	$53,709

(a)
At March 31, 2008, and December 31, 2007, liquidity support amounted to $2,728 million and $2,810 million, respectively. Credit support amounted to $2,732 million and $2,804 million at March 31, 2008, and December 31, 2007, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million at both March 31, 2008, and December 31, 2007.

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

(19)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

General Electric Company’s earnings from continuing operations decreased 12% to $4.361 billion in the first quarter of 2008 compared with $4.928 billion in 2007. Earnings per share (EPS) from continuing operations were $0.44 in the first quarter of 2008, down 8% from last year’s $0.48.

Loss from discontinued operations, net of taxes, was $0.1 billion for the first quarter of 2008 compared with $0.4 billion for the same period in 2007, including the results of our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), Plastics, Advanced Materials, most of GE Insurance Solutions Corporation (GE Insurance Solutions), GE Life and Genworth Financial, Inc. (Genworth).

Net earnings decreased 6% to $4.304 billion and EPS decreased 2% to $0.43 in the first quarter of 2008 compared with $4.571 billion and $0.44 per share, respectively, in 2007.

Revenues of $42.3 billion in the first quarter of 2008 were 8% higher than in the corresponding period of 2007, reflecting the effects of acquisitions and dispositions and the weaker U.S. dollar. Industrial sales increased 12% to $24.2 billion, reflecting organic growth, the effects of acquisitions and the weaker U.S. dollar. Sales of product services (including sales of spare parts and related services) grew 12% to $8.0 billion in the first quarter of 2008. Financial services revenues increased 3% over the comparable period of last year to $18.1 billion, reflecting the effects of acquisitions and dispositions and the weaker U.S. dollar, partially offset by organic revenue declines, including the 2007 gain on sale of Swiss Reinsurance Company (Swiss Re) common stock.

Overall, acquisitions contributed $2.3 billion and $1.3 billion to consolidated revenues in the first quarters of 2008 and 2007, respectively. Our consolidated earnings in the first quarters of 2008 and 2007 included approximately $0.1 billion and an insignificant amount, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through higher revenues of $0.3 billion in the first quarter of 2008 and lower revenues of $0.9 billion in the first quarter of 2007. The effect of dispositions on earnings was an increase of $0.3 billion in the first quarter of 2008 and was insignificant in the first quarter of 2007.

The most significant acquisitions affecting first quarter 2008 results were Smiths Aerospace Group Ltd.; Vetco Gray; and Regency Energy Partners LP at Infrastructure; Merrill Lynch Capital; Sanyo Electric Credit Co., Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; and Trustreet Properties, Inc. at Commercial Finance.

(20)

Segment Operations

Operating segments comprise our six businesses focused on the broad markets they serve: Infrastructure, Commercial Finance, GE Money, Healthcare, NBC Universal and Industrial. For segment reporting purposes, certain GECS businesses including Aviation Financial Services, Energy Financial Services and Transportation Finance are reported in the Infrastructure segment because Infrastructure actively manages such businesses and reports their results for internal performance measurement purposes.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Healthcare, NBC Universal, Industrial and the industrial businesses of the Infrastructure segment; included in determining segment profit, which we sometimes refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current-period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(21)

Infrastructure

	Three months ended March 31
(In millions)	2008	2007

Revenues	$14,960	$12,202

Segment profit	$2,588	$2,208

Revenues
Aviation	$4,320	$3,451
Aviation Financial Services	1,231	1,249
Energy	5,640	4,667
Energy Financial Services	770	324
Oil & Gas	1,535	1,148
Transportation	1,148	1,128

Segment profit
Aviation	$775	$699
Aviation Financial Services	387	388
Energy	907	689
Energy Financial Services	145	101
Oil & Gas	161	102
Transportation	254	214

Infrastructure revenues increased 23%, or $2.8 billion, in the first quarter of 2008 on higher volume ($1.9 billion), the weaker U.S. dollar ($0.2 billion) and higher prices ($0.2 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of thermal and wind equipment and services at Energy; military and commercial engines at Aviation; and services at Oil & Gas. The effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy, while higher prices were principally at Energy. Revenues also increased as a result of financial services’ acquisitions ($0.4 billion), primarily at Energy Financial Services.

Segment profit rose 17%, or $0.4 billion, as higher volume ($0.4 billion) and higher prices ($0.2 billion) were partially offset by higher material and other costs ($0.2 billion) at the industrial businesses of the segment. The increase in volume primarily related to Aviation and Energy.

(22)

Commercial Finance

	Three months ended March 31
(In millions)	2008	2007

Revenues	$8,566	$8,031

Segment profit	$1,158	$1,440

	At
(In millions)	3/31/08	3/31/07	12/31/07

Total assets	$336,991	$264,976	$310,412

	Three months ended March 31
(In millions)	2008	2007

Revenues
Capital Solutions	$3,634	$3,363
Real Estate	1,883	1,615

Segment profit
Capital Solutions	$400	$395
Real Estate	476	564

	At
(In millions)	3/31/08	3/31/07	12/31/07

Assets
Capital Solutions	$129,405	$108,768	$122,527
Real Estate	86,605	59,405	79,285

Commercial Finance revenues increased 7% and net earnings decreased 20% compared with the first quarter of 2007. Revenues for the first quarters of 2008 and 2007 included $0.6 billion and $0.2 billion from acquisitions, respectively, and in 2008 were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased $0.2 billion compared with the first quarter of 2007 as a result of the weaker U.S. dollar ($0.4 billion), partially offset by organic revenue declines ($0.1 billion). Net earnings decreased by $0.3 billion in the first quarter of 2008, resulting from core declines ($0.4 billion) and lower investment income ($0.1 billion), partially offset by acquisitions ($0.1 billion) and the weaker U.S. dollar ($0.1 billion). These results included higher mark-to-market losses and other-than-temporary impairments ($0.3 billion), and lower asset sales, primarily in real estate ($0.1 billion). Also affecting these results were Genpact mark-to-market gains ($0.4 billion) largely offset by the absence of the effects of the 2007 SES transaction.

(23)

Real Estate assets at March 31, 2008, increased $7.3 billion, or 9%, from December 31, 2007, of which $1.1 billion was real estate investments, up 3%. During the first quarter of 2008, we sold real estate assets with a book value totaling $1.7 billion which resulted in net earnings of $0.5 billion. Real Estate net earnings declined $0.1 billion compared to first quarter 2007, primarily as a result of a $0.1 billion, or 12%, decrease in net earnings from sale of real estate investments. This decline resulted from increasingly difficult market conditions experienced in the first quarter of 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

GE Money

	Three months ended March 31
(In millions)	2008	2007

Revenues	$6,408	$5,958

Segment profit	$995	$1,223

(In millions)	At
	3/31/08	3/31/07	12/31/07

Total assets	$218,111	$179,689	$210,952

GE Money revenues increased 8% and net earnings decreased 19% compared with the first quarter of 2007. Revenues for the first quarter of 2008 included $0.1 billion from acquisitions and $0.4 billion from the sale of our Corporate Payment Services (CPS) business. Revenues for the quarter also decreased slightly compared with the first quarter of 2007 as a result of organic revenue declines ($0.4 billion), partially offset by the weaker U.S. dollar ($0.3 billion). The decrease in net earnings resulted primarily from lower securitization income ($0.3 billion), including declines in fair value of retained interests in securitizations ($0.1 billion), and core declines ($0.3 billion), including lower results in the U.S. reflecting the effects of higher delinquencies ($0.1 billion). These decreases were partially offset by the gain on the sale of our CPS business ($0.2 billion) and growth in lower-taxed earnings from global operations ($0.1 billion).

Healthcare revenues of $3.9 billion in the first quarter of 2008 were flat compared with the first quarter of 2007, as lower prices ($0.1 billion) and lower volume ($0.1 billion) were offset by the weaker U.S. dollar ($0.2 billion). Increased sales in the international diagnostic imaging, clinical systems and life sciences businesses were more than offset by price pressures, effects of the Deficit Reduction Act on U.S. equipment sales and continued industry pressure in the U.S. on capital spending. Operating profit of $0.5 billion in 2008 was down 17% compared with the first quarter of 2007, as lower prices ($0.1 billion) and higher labor and other costs ($0.1 billion) were partially offset by the effects of productivity ($0.1 billion).

(24)

NBC Universal revenues of $3.6 billion increased 3%, or $0.1 billion, in the first quarter of 2008, as higher revenues for cable ($0.2 billion) and film ($0.1 billion) were partially offset by lower gains from certain strategic actions ($0.2 billion). Segment profit of $0.7 billion also increased 3% as higher earnings from cable ($0.1 billion) and film were partially offset by lower gains from strategic actions ($0.1 billion).

Industrial

	Three months ended March 31
(In millions)	2008	2007

Revenues	$4,110	$4,089

Segment profit	$300	$358

Revenues
Consumer & Industrial	$3,026	$3,065
Enterprise Solutions	1,105	1,024

Segment profit
Consumer & Industrial	$147	$224
Enterprise Solutions	154	134

Industrial revenues were flat in the first quarter of 2008 compared with the first quarter of 2007, as lower volume ($0.1 billion) was partially offset by the weaker U.S. dollar ($0.1 billion). The decrease in volume at Consumer & Industrial, reflecting tightened spending in the U.S. appliance market, was partially offset by increases in volume at Enterprise Solutions. The effects of the weaker U.S. dollar were at both Consumer & Industrial and Enterprise Solutions.

Segment profit decreased 16%, or $0.1 billion, in the first quarter of 2008 reflecting higher material and other costs ($0.1 billion), primarily at Consumer & Industrial.

Discontinued Operations

	Three months ended March 31
(In millions)	2008	2007

Loss from discontinued operations, net of taxes	$(57)	$(357)

Discontinued operations comprised Lake, WMC, Plastics, Advanced Materials, GE Insurance Solutions, GE Life, and Genworth. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the first quarter of 2008, primarily reflected the loss from operations at Lake.

(25)

Loss from discontinued operations, net of taxes, for the first quarter of 2007, primarily reflected the loss from operations at WMC ($0.4 billion).

For additional information related to discontinued operations, see note 3.

Corporate items and eliminations revenues in the first quarter of 2008 decreased $0.8 billion because of the lack of current-year counterparts to the gains on sale of Swiss Re common stock ($0.6 billion) and GE Modular Space ($0.1 billion), and lower revenues of insurance activities ($0.1 billion). Corporate items and eliminations costs increased by $0.1 billion reflecting an increase in tax provision at GECS ($0.1 billion) and the lack of a current-year counterpart to the gain on sale of Swiss Re common stock ($0.3 billion), partially offset by lower pension costs ($0.1 billion) and the lack of a current-year counterpart to a charge for an asbestos-related legal ruling ($0.2 billion) (GECS amounts on an after-tax basis).

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the first quarter of 2008, these included $0.1 billion at each of Industrial, Infrastructure and NBC Universal, primarily restructuring, technology and product development costs and certain gains and losses from dispositions; and $(0.1) billion at GE Money for certain gains from dispositions (GECS amounts on an after-tax basis).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first quarter of 2008, we completed the acquisition of Merrill Lynch Capital.

•	The U.S. dollar was weaker at March 31, 2008, than at December 31, 2007, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $833.9 billion at March 31, 2008, an increase of $38.6 billion from December 31, 2007. GE assets increased $1.3 billion, and financial services assets increased $37.7 billion, including the effects of the weaker U.S. dollar ($18.1 billion).

GE assets were $216.1 billion at March 31, 2008, a $1.3 billion increase from December 31, 2007. The increase reflects a $1.6 billion increase in all other assets and a $1.4 billion increase in inventories, partially offset by a $1.6 billion decrease in cash and equivalents.

Financial services assets were $683.8 billion at March 31, 2008. The $37.7 billion increase from December 31, 2007, was primarily attributable to increases in financing receivables - net of $32.3 billion, goodwill of $1.7 billion, cash and equivalents of $1.4 billion and property, plant and equipment (including equipment leased to others) - net of $1.1 billion.

Consolidated liabilities of $709.7 billion at March 31, 2008, were $37.9 billion higher than the year-end 2007 balance. GE liabilities increased $0.9 billion, while financial services liabilities increased $37.3 billion.

(26)

GE liabilities were $93.6 billion at March 31, 2008. During the first quarter of 2008, short-term borrowings decreased $0.3 billion to $3.8 billion and long-term borrowings decreased $1.6 billion to $10.0 billion. The ratio of borrowings to total capital invested for GE at the end of the first quarter was 10.2% compared with 11.4% at the end of last year and 10.6% at March 31, 2007.

Financial services liabilities increased $37.3 billion from year-end 2007 to $624.3 billion reflecting increases in total borrowings of $35.7 billion and all other liabilities of $2.0 billion, partially offset by a decrease in deferred income taxes of $2.0 billion.

Consolidated cash and equivalents were $15.3 billion at March 31, 2008, a decrease of $0.5 billion during the first quarter of 2008. Cash and equivalents amounted to $19.1 billion at March 31, 2007, an increase of $5.0 billion from December 31, 2006. GE cash from operating activities (CFOA) is a useful measure of performance for our non-financial services businesses and totaled $4.9 billion in the first quarter of 2008 and $7.3 billion in the first quarter of 2007. This decrease reflects the lack of a current-year counterpart to last year’s $2.7 billion GECS special dividend as described below.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2008	2007

Operating cash collections	$26.4	$23.4
Operating cash payments	(22.6)	(20.0)
Cash dividends from GECS	1.1	3.9
GE cash from operating activities	$4.9	$7.3

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $3.0 billion during the first quarter of 2008. This increase is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first three months of 2008 by $2.6 billion, comparable to the increase in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in the first quarter of 2008 by $1.0 billion to $2.6 billion. The amounts we show in CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. There were no special dividends paid by GECS to GE in the first quarter of 2008, compared with $2.7 billion in the first quarter of 2007.

(27)

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our $15 billion share repurchase program and continue making selective investments for long-term growth.

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. Illiquidity in the credit markets experienced during the first three months of this year contributed to the amount of our reported Level 3 instruments, primarily in our available-for-sale investment portfolios. At March 31, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total financial instruments requiring recurring fair value measurement, approximately 25% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. See Note 13 for further information related to the adoption of SFAS 157.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts. Investment securities were $45.2 billion at March 31, 2008, compared with $45.1 billion at December 31, 2007. Of the amount at March 31, 2008, we held residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities with estimated fair values of $5.8 billion and $2.8 billion, respectively. Such amounts included unrealized losses of $0.6 billion and $0.2 billion, respectively. At March 31, 2008, of the RMBS amount, we had approximately $1.8 billion of exposure to subprime credit, primarily supporting our guaranteed investment contracts. Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. At March 31, 2008, our investment securities insured by Monolines amounted to $3.5 billion, including $1.4 billion of our $1.8 billion subprime exposure. Several of the monoline insurers have been downgraded by the rating agencies. However, we underwrite our investments based on the underlying credit of the issuer.

We regularly review investment securities for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at March 31, 2008, $0.2 billion was at risk of being charged to earnings in the next 12 months. Continued uncertainty in the capital markets may cause increased levels of losses. Other-than-temporary impairment losses were $0.2 billion for the first three months of 2008, compared with an insignificant amount in 2007. Investments in retained interests decreased by $0.1 billion in the first three months of 2008 reflecting declines in fair value accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

(28)

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $422.4 billion at March 31, 2008, and $389.9 billion at December 31, 2007. The related allowance for losses at March 31, 2008, amounted to $4.4 billion, compared with $4.3 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $32.4 billion from December 31, 2007, primarily as a result of core growth ($15.0 billion), acquisitions ($12.7 billion) and the weaker U.S. dollar ($13.3 billion), partially offset by securitization and sales ($9.0 billion) and dispositions ($3.3 billion). Related nonearning receivables were $6.2 billion (1.5% of outstanding receivables) at March 31, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at year-end 2007. Nonearning receivables excludes loans held for sale.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	3/31/08	(a)	12/31/07	3/31/07

Commercial Finance	1.36%		1.21%	1.26%
GE Money	5.64		5.36	5.22
U.S.	5.75		5.52	4.72
Non-U.S.	5.61		5.30	5.40

(a)	Subject to update.

Delinquency rates at Commercial Finance increased from December 31, 2007, and March 31, 2007, to March 31, 2008, primarily as a result of deterioration in our U.S. commercial middle market and certain European portfolios.

Delinquency rates at GE Money increased from December 31, 2007, and March 31, 2007, to March 31, 2008, primarily as a result of continued deterioration in our U.S. portfolio and the effects of tighter credit conditions in our secured financing business in the U.K. This liquidity-challenged environment in which GE Money operates continues to cause issues for some of its U.S. customers, and U.S. delinquencies continue to increase. In response, GE Money will continue to tighten underwriting standards related to the U.S. consumer and will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred in the portfolio. This environment may result in higher provisions for loan losses and could adversely affect results of operations at GE Money.

(29)

Other assets comprise mainly real estate investments, equity and cost method investments and assets held for sale. Other assets totaled $84.1 billion at March 31, 2008, compared with $83.4 billion at December 31, 2007. Of the amount at March 31, 2008, we had cost method investments totaling $2.9 billion. Cost method investments include our investment in preferred and common stock, $0.3 billion and an insignificant amount, respectively, of FGIC Corporation (FGIC), a monoline credit insurer. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternatives were being considered. During the first quarter of 2008, we recognized an other-than-temporary impairment on FGIC common stock, which is reflected at fair value at March 31, 2008. We continue to monitor our investment in FGIC closely, including review for further impairment.

D. Borrowings

During the first quarter of 2008, GECS and GECS affiliates issued $34.6 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets.  Maturities for these issuances ranged from one to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $45 billion of additional long-term debt during the remainder of 2008, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. During the first quarter of 2008, the fair value of derivatives designated as cash flow hedges of floating rate borrowings were negatively affected by lower interest rates, which resulted in lower reported shareowners’ equity. Additionally, derivatives designated as fair value hedges of fixed rate borrowings were positively affected by lower interest rates, which resulted in a higher reported borrowings balance.

E. New Accounting Standards

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R will depend on future acquisitions.

(30)

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($8.2 billion and $8.0 billion at March 31, 2008, and December 31, 2007, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and shareowners’ equity. Earnings attributable to minority interests ($0.2 billion in both the first quarter of 2008 and 2007) will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, our recognition of the economic gain or loss on partial dispositions. Gains on sales of minority interests that would not have been in net earnings under SFAS 160 amounted to $0.1 billion and an insignificant amount in the first quarters of 2008 and 2007, respectively.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2008
January	9,172	$35.10	9,058
February	9,700	$34.18	9,614
March	16,064	$35.82	13,414
Total	34,936	$35.17	32,086	$13.8 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 2,850 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2007 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2010. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program.

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
* Data required by Statement of Financial Accounting Standards 128, Earnings per Share, is provided in note 7 to the condensed, consolidated financial statements in this report.

(32)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
April 25, 2008	/s/ Walter F. Ielusic
Date	Walter F. Ielusic Vice President and Acting Chief Accounting Officer Duly Authorized Officer and Principal Accounting Officer

(33)