Form 10-Q
period 2008-06-30
GENERAL ELECTRIC CO
filed 2008-07-25
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR

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

There were 9,948,028,000 shares of common stock with a par value of $0.06 per share outstanding at June 27, 2008.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements”– that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest and exchange rates and commodity and equity prices; the commercial and consumer credit environment; the impact of regulation and regulatory, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2008	2007	2008	2007	2008	2007

Sales of goods	$17,387	$14,761	$16,956	$14,832	$528	$28
Sales of services	10,712	9,288	10,890	9,437	–	–
Other income	574	1,424	667	1,512	–	–
GECS earnings from continuing operations	–	–	2,774	2,421	–	–
GECS revenues from services	18,218	16,911	–	–	18,555	17,207
Total revenues	46,891	42,384	31,287	28,202	19,083	17,235

Cost of goods sold	13,885	11,905	13,522	11,980	461	23
Cost of services sold	6,844	5,603	7,022	5,752	–	–
Interest and other financial charges	6,626	5,645	554	422	6,348	5,467
Investment contracts, insurance losses and
insurance annuity benefits	821	892	–	–	870	925
Provision for losses on financing receivables	1,490	1,057	–	–	1,490	1,057
Other costs and expenses	10,604	9,995	3,687	3,525	7,021	6,578
Minority interest in net earnings of
consolidated affiliates	184	221	127	179	57	42
Total costs and expenses	40,454	35,318	24,912	21,858	16,247	14,092

Earnings from continuing operations
before income taxes	6,437	7,066	6,375	6,344	2,836	3,143
Provision for income taxes	(1,043)	(1,453)	(981)	(731)	(62)	(722)
Earnings from continuing operations	5,394	5,613	5,394	5,613	2,774	2,421
Loss from discontinued operations,
net of taxes	(322)	(231)	(322)	(231)	(337)	(255)
Net earnings	$5,072	$5,382	$5,072	$5,382	$2,437	$2,166

Per-share amounts
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.54	$0.54
Basic earnings per share	$0.54	$0.55

Per-share amounts – net earnings
Diluted earnings per share	$0.51	$0.52
Basic earnings per share	$0.51	$0.52

Dividends declared per share	$0.31	$0.28

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2008	2007	2008	2007	2008	2007

Sales of goods	$32,168	$27,998	$31,403	$28,102	$895	$60
Sales of services	20,253	17,566	20,629	17,855	–	–
Other income	1,149	1,935	1,325	2,086	–	–
GECS earnings from continuing operations	–	–	5,240	5,845	–	–
GECS revenues from services	35,594	34,085	–	–	36,271	34,660
Total revenues	89,164	81,584	58,597	53,888	37,166	34,720

Cost of goods sold	25,793	22,494	25,145	22,610	778	48
Cost of services sold	12,929	10,860	13,305	11,150	–	–
Interest and other financial charges	13,156	11,223	1,156	955	12,527	10,712
Investment contracts, insurance losses and
insurance annuity benefits	1,625	1,752	–	–	1,718	1,855
Provision for losses on financing receivables	2,849	1,993	–	–	2,849	1,993
Other costs and expenses	20,839	19,592	7,239	6,952	13,833	12,818
Minority interest in net earnings of
consolidated affiliates	346	444	258	309	88	135
Total costs and expenses	77,537	68,358	47,103	41,976	31,793	27,561

Earnings from continuing operations
before income taxes	11,627	13,226	11,494	11,912	5,373	7,159
Provision for income taxes	(1,872)	(2,685)	(1,739)	(1,371)	(133)	(1,314)
Earnings from continuing operations	9,755	10,541	9,755	10,541	5,240	5,845
Loss from discontinued operations,
net of taxes	(379)	(588)	(379)	(588)	(408)	(656)
Net earnings	$9,376	$9,953	$9,376	$9,953	$4,832	$5,189

Per-share amounts
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.98	$1.02
Basic earnings per share	$0.98	$1.03

Per-share amounts – net earnings
Diluted earnings per share	$0.94	$0.97
Basic earnings per share	$0.94	$0.97

Dividends declared per share	$0.62	$0.56

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

Consolidated			GE(a)		Financial Services (GECS)
(In millions; except share amounts)	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
(Unaudited)			(Unaudited)		(Unaudited)

Cash and equivalents	$18,989	$15,731	$3,041	$6,702	$16,476	$9,439
Investment securities	45,861	45,276	326	343	45,541	44,941
Current receivables	22,330	22,259	14,803	15,093	–	–
Inventories	15,012	12,897	14,930	12,834	82	63
Financing receivables – net	415,302	376,123	–	–	423,845	384,067
Other GECS receivables	16,205	16,514	–	–	21,789	22,078
Property, plant and equipment (including
equipment leased to others) – net	79,925	77,888	14,527	14,142	65,398	63,746
Investment in GECS	–	–	60,114	57,676	–	–
Goodwill	84,439	81,116	57,081	55,689	27,358	25,427
Other intangible assets – net	15,932	16,142	11,671	11,633	4,261	4,509
All other assets	124,417	122,844	43,470	40,608	82,511	83,388
Assets of discontinued operations	8,576	8,547	65	66	8,511	8,481
Total assets	$846,988	$795,337	$220,028	$214,786	$695,772	$646,139

Short-term borrowings	$204,837	$195,100	$3,625	$4,106	$202,359	$192,420
Accounts payable, principally trade accounts	22,278	21,338	11,391	11,120	15,946	14,714
Progress collections and price adjustments accrued	12,461	9,885	13,044	10,374	–	–
Other GE current liabilities	19,991	18,916	20,133	18,916	–	–
Long-term borrowings	351,264	319,013	10,059	11,656	342,488	308,502
Investment contracts, insurance liabilities
and insurance annuity benefits	34,298	34,068	–	–	34,685	34,359
All other liabilities	59,642	59,316	32,990	32,859	26,749	26,522
Deferred income taxes	12,708	12,490	3,545	3,391	9,163	9,099
Liabilities of discontinued operations	2,329	1,648	233	302	2,096	1,346
Total liabilities	719,808	671,774	95,020	92,724	633,486	586,962

Minority interest in equity of consolidated affiliates	8,794	8,004	6,622	6,503	2,172	1,501
Common stock (9,948,028,000 and 9,987,599,000
shares outstanding at June 30, 2008 and
December 31, 2007, respectively)	669	669	669	669	1	1
Accumulated gains (losses) – net
Investment securities	(1,204)	124	(1,204)	124	(1,204)	110
Currency translation adjustments	12,112	10,708	12,112	10,708	8,268	7,472
Cash flow hedges	(546)	(668)	(546)	(668)	(608)	(727)
Benefit plans	(1,126)	(1,840)	(1,126)	(1,840)	(87)	(105)
Other capital	26,160	26,100	26,160	26,100	12,580	12,574
Retained earnings	120,537	117,362	120,537	117,362	41,164	38,351
Less common stock held in treasury	(38,216)	(36,896)	(38,216)	(36,896)	–	–

Total shareowners’ equity	118,386	115,559	118,386	115,559	60,114	57,676

Total liabilities and equity	$846,988	$795,337	$220,028	$214,786	$695,772	$646,139

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $9,236 million and $8,324 million at June 30, 2008, and December 31, 2007, respectively.

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions)	2008	2007	2008	2007	2008	2007

Cash flows – operating activities
Net earnings	$9,376	$9,953	$9,376	$9,953	$4,832	$5,189
Loss from discontinued operations	379	588	379	588	408	656
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	5,356	4,851	1,089	994	4,267	3,857
Net earnings from continuing operations retained by GECS	–	–	(3,221)	(1,213)	–	–
Deferred income taxes	(326)	697	(534)	94	208	603
Decrease (increase) in GE current receivables	(842)	736	110	1,599	–	–
Decrease (increase) in inventories	(1,949)	(1,408)	(1,930)	(1,379)	(19)	10
Increase (decrease) in accounts payable	1,003	(485)	477	(573)	1,089	278
Increase in GE progress collections	2,776	1,758	2,866	1,601	–	–
Provision for losses on GECS financing receivables	2,849	1,993	–	–	2,849	1,993
All other operating activities	(1,020)	(3,728)	680	(105)	(1,868)	(3,482)
Cash from operating activities – continuing operations	17,602	14,955	9,292	11,559	11,766	9,104
Cash from (used for) operating activities – discontinued operations	488	3,405	(9)	(54)	497	3,739
Cash from operating activities	18,090	18,360	9,283	11,505	12,263	12,843

Cash flows – investing activities
Additions to property, plant and equipment	(8,064)	(8,935)	(1,640)	(1,569)	(6,599)	(7,496)
Dispositions of property, plant and equipment	5,325	4,795	–	–	5,325	4,795
Net increase in GECS financing receivables	(23,770)	(10,969)	–	–	(24,781)	(11,673)
Proceeds from sale of discontinued operations	203	–	203	–	–	–
Proceeds from principal business dispositions	4,346	2,114	(76)	1,012	4,422	1,102
Payments for principal businesses purchased	(14,678)	(13,185)	(1,916)	(7,356)	(12,762)	(5,829)
All other investing activities	(3,366)	(285)	212	(622)	(3,571)	65
Cash used for investing activities – continuing operations	(40,004)	(26,465)	(3,217)	(8,535)	(37,966)	(19,036)
Cash from (used for) investing activities – discontinued operations	(453)	(3,291)	–	178	(453)	(3,749)
Cash used for investing activities	(40,457)	(29,756)	(3,217)	(8,357)	(38,419)	(22,785)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	7,001	(6,883)	(2,015)	(2,805)	8,737	(6,622)
Newly issued debt (maturities longer than 90 days)	61,355	52,369	98	4,679	61,396	47,739
Repayments and other reductions (maturities longer
than 90 days)	(34,766)	(24,648)	(52)	(125)	(34,714)	(24,523)
Net purchases of GE shares for treasury	(1,543)	(1,392)	(1,543)	(1,392)	–	–
Dividends paid to shareowners	(6,215)	(5,768)	(6,215)	(5,768)	(2,019)	(4,632)
All other financing activities	(163)	(579)	–	–	(163)	(579)
Cash from (used for) financing activities – continuing operations	25,669	13,099	(9,727)	(5,411)	33,237	11,383
Cash used for financing activities – discontinued operations	(5)	(128)	–	(124)	(5)	(4)
Cash from (used for) financing activities	25,664	12,971	(9,727)	(5,535)	33,232	11,379
Increase (decrease) in cash and equivalents	3,297	1,575	(3,661)	(2,387)	7,076	1,437
Cash and equivalents at beginning of year	16,031	14,275	6,702	4,480	9,739	12,629
Cash and equivalents at June 30	19,328	15,850	3,041	2,093	16,815	14,066
Less cash and equivalents of discontinued operations at June 30	339	176	–	–	339	176
Cash and equivalents of continuing operations at June 30	$18,989	$15,674	$3,041	$2,093	$16,476	$13,890

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns and are discussed in Note 16.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2008	2007	2008	2007

Revenues
Infrastructure	$17,552	$13,934	$32,512	$26,136
Commercial Finance	9,259	8,138	17,825	16,169
GE Money	6,629	6,276	13,037	12,234
Healthcare	4,491	4,045	8,378	7,940
NBC Universal	3,882	3,625	7,466	7,109
Industrial Products(a)	4,542	4,467	8,652	8,556
Total segment revenues	46,355	40,485	87,870	78,144
Corporate items and eliminations	536	1,899	1,294	3,440
Consolidated revenues	$46,891	$42,384	$89,164	$81,584

Segment profit(b)
Infrastructure	$3,174	$2,563	$5,762	$4,771
Commercial Finance	1,390	1,304	2,548	2,744
GE Money	1,056	1,158	2,051	2,381
Healthcare	747	692	1,275	1,329
NBC Universal	909	904	1,621	1,595
Industrial Products(a)	300	444	600	802
Total segment profit	7,576	7,065	13,857	13,622
Corporate items and eliminations	(647)	(299)	(1,207)	(755)
GE interest and other financial charges	(554)	(422)	(1,156)	(955)
GE provision for income taxes	(981)	(731)	(1,739)	(1,371)
Earnings from continuing operations	5,394	5,613	9,755	10,541
Loss from discontinued operations,
net of taxes	(322)	(231)	(379)	(588)
Consolidated net earnings	$5,072	$5,382	$9,376	$9,953

(a)	Formerly known as Industrial.
(b)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Healthcare, NBC Universal, Industrial Products and the industrial businesses of the Infrastructure segment; included in determining segment profit, which we sometimes refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

See accompanying notes to condensed, consolidated financial statements.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007, which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the Annual Report on Form 10-K, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. GE includes Healthcare, NBC Universal, Industrial Products and the industrial businesses of Infrastructure. GECS includes Commercial Finance, GE Money, and the financial services businesses of Infrastructure (Aviation Financial Services, Energy Financial Services and Transportation Finance). We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

Our accounting policy for sales of goods and services is included below. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of the remainder of our significant accounting policies.

Sales of goods and services

We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectibility of the fixed or determinable sales price is reasonably assured. In addition, if a sales agreement includes customer acceptance provisions, we recognize revenues as follows:

•
In arrangements where we provide equipment and software for trial and evaluation purposes, we only recognize revenue after the customer accepts the product as set forth in the contract. In rare instances, we offer acceptance provisions that lapse over time. In these instances, we only recognize revenue upon the earlier of customer acceptance or after the specified time elapses.

•
If a sales agreement includes general return rights, revenue is deferred until the return rights lapse unless future returns can be reasonably estimated, in which case revenue is recognized and an allowance is recorded for the returns.

•	In situations where acceptance provisions are based on seller-specified objective criteria, we recognize revenue only after we have demonstrated that the delivered product meets those specifications.

•
If a sales agreement includes customer-specified objective criteria, we recognize revenue when formal acceptance occurs or we have reliably demonstrated that all specified customer acceptance criteria have been met.

(8)

Sales of goods in the Industrial Products segment typically do not include multiple product and/or service elements. In contrast, sales of goods in the Infrastructure and Healthcare segments sometimes include multiple components. Our arrangements with multiple components usually involve future service deliverables such as installation, training or the future delivery of ancillary equipment. In such agreements, the amount assigned to each component is based on the total price and the undelivered component’s objectively determined fair value, determined from sources such as the separate selling price for that or a similar component or from competitor prices for similar components. If fair value of an undelivered component cannot be satisfactorily determined, we defer revenue until all multiple components are delivered.

Certain of our sales of products and services involve inconsequential or perfunctory performance obligations. These obligations can include non-essential installation or training, non-essential third party supplied items related to sales of healthcare devices, commissioning services related to the sales of locomotives, and provision of product manuals and limited technical product support. We consider these obligations to be inconsequential and perfunctory as their fair value is relatively insignificant relative to the related revenue; we have a demonstrated history of completing the remaining tasks in a timely manner; the work can be performed by customers or other contractors; and in the event that we were to fail to complete the remaining obligations under the sales contract, we do not have a refund obligation. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, we recognize revenue on the total contract and provide for the cost of the unperformed obligation.

Except for goods sold under long-term agreements, we recognize sales of goods under the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Among other things, we recognize such sales when we have no risk of transit damage, a policy that in certain cases requires us to delay recognition of otherwise qualified sales until the goods have been physically delivered. We often sell consumer products, home videos and computer hardware and software products with a right of return. We use our accumulated experience to estimate and provide for such returns when we record the sale. Unless otherwise noted, we do not provide for anticipated losses before we record sales.

We account for revenue recognition on agreements for sales of goods and services under power generation unit and uprate contracts; nuclear fuel assemblies; larger oil drilling equipment projects; turbo-machinery unit contracts; military development contracts; and long-term construction projects, including construction of information technology systems in our Healthcare segment, under AICPA Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, we estimate total contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, turbo-machinery unit contracts and military development contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress towards contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure SOP 81-1 revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

(9)

We recognize revenue upon delivery for sales of aircraft engines, military propulsion equipment and related spare parts not sold under long-term product services agreements. Delivery of large and small commercial engines, non-U.S. military equipment and all related spare parts occurs on shipment; delivery of military propulsion equipment sold to the U.S. Government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Large commercial engines (CF6, CFM56, GE90, GEnx and GP7000) are complex aerospace equipment manufactured to customer order under a variety of sometimes-complex, long-term agreements. We measure sales of large commercial engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for large commercial engine agreements in process and report any cumulative effects of such adjustments in current operations. We measure revenue for small aircraft engines, military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically-measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts for those engines.

We sell product services under long-term agreements in our Infrastructure segment, principally Aviation, Energy and Transportation, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in Healthcare, where such costs are expected to be on a straight-line basis. All of these agreements are accounted for under Financial Accounting Standards Board (FASB) Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. For the Infrastructure FTB 90-1 agreements, we recognize related sales based on the extent of our progress towards completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare FTB 90-1 agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

NBC Universal records broadcast and cable television and Internet advertising sales when advertisements are aired, net of provision for any viewer shortfalls (make goods). We record sales from theatrical distribution of films as the films are exhibited; sales of home videos, net of a return provision, when the videos are delivered to and available for sale by retailers; fees from cable/satellite operators when services are provided; and licensing of film and television programming when we make the material available for airing.

Accounting changes

On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which are more fully discussed in Note 13 to the condensed, consolidated financial statements.

(10)

2. Interim Period Presentation

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

3. Discontinued Operations

Discontinued operations is comprised of our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), Plastics, Advanced Materials, GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

GE Money Japan

In September 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the second quarter of 2008, we committed to sell GE Money Japan, resulting in the addition of our Japanese mortgage and card businesses to discontinued operations. Subsequent to the end of the second quarter, we reached an agreement to sell these businesses and expect to complete the sale by the end of the third quarter of 2008, subject to regulatory approval and closing conditions. In connection with this agreement, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $233 million impairment loss in the second quarter of 2008. GE Money Japan revenues from discontinued operations were $209 million and $276 million in the second quarters of 2008 and 2007, respectively, and $454 million and $578 million in the first six months of 2008 and 2007, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $311 million and $50 million in the second quarters of 2008 and 2007, respectively, and $358 million and $69 million in the first six months of 2008 and 2007, respectively.

(11)

WMC

In December 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $280 million and $232 million at June 30, 2008 and March 31, 2008, respectively. WMC revenues from discontinued operations were $(62) million and $(407) million in the second quarters of 2008 and 2007, respectively, and $(57) million and $(860) million in the first six months of 2008 and 2007, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $20 million and $204 million in the second quarters of 2008 and 2007, respectively, and $27 million and $584 million in the first six months of 2008 and 2007, respectively.

Plastics and Advanced Materials

In August 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation. Also, during the fourth quarter of 2006, we sold our Advanced Materials business. Plastics revenues from discontinued operations were $1,691 million in the second quarter of 2007 and $3,285 million in the first six months of 2007. In total, Plastics and Advanced Materials earnings from discontinued operations, net of taxes, were $15 million and $24 million in the second quarters of 2008 and 2007, respectively, and $29 million and $68 million in the first six months of 2008 and 2007, respectively.

Insurance

In total, losses from insurance-related discontinued operations, net of taxes, were $6 million and $1 million in the second quarters of 2008 and 2007, respectively, and $23 million and $3 million in the first six months of 2008 and 2007, respectively.

(12)

Summarized financial information for discontinued GE industrial operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Operations
Total revenues	$–	$1,691	$–	$3,285

Earnings (loss) from discontinued operations
before income taxes	$(10)	$152	$(10)	$210
Income tax benefit (expense)	20	(5)	20	8
Earnings from discontinued operations before
disposal, net of taxes	$10	$147	$10	$218

Disposal
Gain (loss) on disposal before income taxes	$5	$(156)	$19	$(191)
Income tax benefit	–	33	–	41
Gain (loss) on disposal, net of taxes	$5	$(123)	$19	$(150)

Earnings from discontinued operations, net of taxes(a)	$15	$24	$29	$68

(a)
The sum of GE industrial earnings from discontinued operations, net of taxes, and GECS loss from discontinued operations, net of taxes, below are reported as GE industrial loss from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

Assets of GE industrial discontinued operations were $65 million at June 30, 2008, and $66 million at December 31, 2007. Liabilities of GE industrial discontinued operations were $233 million and $302 million at June 30, 2008, and December 31, 2007, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business.

Summarized financial information for discontinued GECS operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Operations
Total revenues	$147	$(131)	$397	$(282)

Loss from discontinued operations before
income taxes	$(196)	$(651)	$(296)	$(1,327)
Income tax benefit	91	395	120	670
Loss from discontinued operations, net of taxes	$(105)	$(256)	$(176)	$(657)

Disposal
Loss on disposal before income taxes	$(222)	$(11)	$(222)	$(11)
Income tax benefit (expense)	(10)	12	(10)	12
Gain (loss) on disposal, net of taxes	$(232)	$1	$(232)	$1

Loss from discontinued operations, net of taxes	$(337)	$(255)	$(408)	$(656)

(13)

During the second quarter of 2008, we increased our assets of discontinued operations at June 30, 2008, and December 31, 2007 by $2,172 million and $1,778 million, respectively. These increases related to the inclusion of our Japanese mortgage and card businesses in discontinued operations.

At
(In millions)	June 30, 2008	December 31, 2007

Assets
Cash and equivalents	$339	$300
Financing receivables – net	6,875	6,675
Other	1,297	1,506
Assets of discontinued operations	$8,511	$8,481

At
(In millions)	June 30, 2008	December 31, 2007

Liabilities
Liabilities of discontinued operations	$2,096	$1,346

Assets and liabilities at June 30, 2008, and December 31, 2007, primarily comprised our GE Money Japan business.

4. GECS Revenues from Services

GECS revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Interest on loans	$6,777	$5,826	$13,319	$11,472
Equipment leased to others	3,909	3,690	7,719	7,453
Fees	1,448	1,709	2,814	3,218
Investment income(a)	1,061	903	1,959	2,613
Financing leases	1,186	1,215	2,349	2,353
Real estate investments	1,138	967	2,299	2,056
Premiums earned by insurance activities	568	519	1,110	1,070
Associated companies	647	590	1,116	1,015
Gross securitization gains	269	547	594	1,118
Other items	1,552	1,241	2,992	2,292
Total	$18,555	$17,207	$36,271	$34,660

(a)	Included gain on sale of Swiss Reinsurance Company common stock of $566 million during first quarter of 2007.

(14)

5. Postretirement Benefit Plans

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

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(1,075)	$(987)	$(2,150)	$(1,973)
Service cost for benefits earned	320	306	620	620
Interest cost on benefit obligation	664	606	1,325	1,211
Prior service cost amortization	81	72	162	119
Net actuarial loss amortization	67	175	121	351
Pension plans cost	$57	$172	$78	$328

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(140)	$(122)	$(277)	$(242)
Service cost for benefits earned	82	86	162	172
Interest cost on benefit obligation	127	113	251	223
Prior service cost amortization	3	2	6	3
Net actuarial loss amortization	24	42	43	83
Pension plans cost	$96	$121	$185	$239

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(33)	$(31)	$(66)	$(62)
Service cost for benefits earned	80	36	143	76
Interest cost on benefit obligation	188	112	386	225
Prior service cost amortization	168	162	336	233
Net actuarial gain amortization	(12)	(17)	(3)	(15)
Retiree benefit plans cost	$391	$262	$796	$457

(15)

6. Income Taxes

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

At
(In millions)	June 30, 2008	December 31, 2007

Unrecognized tax benefits	$6,267	$6,331
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,186	4,268
Accrued interest on unrecognized tax benefits	1,134	923
Accrued penalties on unrecognized tax benefits	106	77
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,400	0-1,500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,150	0-1,250

(a)	Some portion of such reduction might be reported as discontinued operations.

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

(16)

7. Earnings Per Share Information

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2008		2007
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$5,394	$5,394	$5,614	$5,613
Loss from discontinued operations
for per-share calculation	$(322)	$(322)	$(231)	$(231)
Net earnings available for per-share calculation	$5,072	$5,072	$5,382	$5,382

Average equivalent shares
Shares of GE common stock outstanding	9,958	9,958	10,268	10,268
Employee compensation-related shares,
including stock options	24	-	35	-
Total average equivalent shares	9,982	9,958	10,303	10,268

Per-share amounts
Earnings from continuing operations	$0.54	$0.54	$0.54	$0.55
Loss from discontinued operations	$(0.03)	$(0.03)	$(0.02)	$(0.02)
Net earnings	$0.51	$0.51	$0.52	$0.52

(a)	Including dividend equivalents.

(17)

	Six months ended June 30
	2008		2007
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$9,755	$9,755	$10,542	$10,541
Loss from discontinued operations
for per-share calculation	$(379)	$(379)	$(588)	$(588)
Net earnings available for per-share calculation	$9,376	$9,376	$9,954	$9,953

Average equivalent shares
Shares of GE common stock outstanding	9,968	9,968	10,272	10,272
Employee compensation-related shares,
including stock options	26	-	34	-
Total average equivalent shares	9,994	9,968	10,306	10,272

Per-share amounts
Earnings from continuing operations	$0.98	$0.98	$1.02	$1.03
Loss from discontinued operations	$(0.04)	$(0.04)	$(0.06)	$(0.06)
Net earnings	$0.94	$0.94	$0.97	$0.97

(a)	Including dividend equivalents.

Earnings-per-share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings. Additionally, earnings-per-share amounts are computed independently for each quarter. As a result, the sum of the per-share amounts for each quarter may not equal the year-to-date amounts.

8. Inventories

Inventories consisted of the following.

At
(In millions)	June 30, 2008	December 31, 2007

Raw materials and work in process	$9,340	$7,893
Finished goods	5,593	5,088
Unbilled shipments	705	539
	15,638	13,520
Less revaluation to LIFO	(626)	(623)
Total	$15,012	$12,897

(18)

9. GECS Financing Receivables

GECS financing receivables - net, consisted of the following.

At
(In millions)	June 30, 2008	December 31, 2007

Loans, net of deferred income	$355,588	$313,290
Investment in financing leases, net of deferred income	72,776	75,015
	428,364	388,305
Less allowance for losses	(4,519)	(4,238)
Financing receivables – net(a)	$423,845	$384,067

(a)	Included $8,170 million and $9,708 million related to consolidated, liquidating securitization entities at June 30, 2008, and December 31, 2007, respectively.

10. Property, Plant and Equipment

Property, plant and equipment (including equipment leased to others) – net, consisted of the following.

At
(In millions)	June 30, 2008	December 31, 2007

Original cost	$124,870	$119,571
Less accumulated depreciation and amortization	(44,945)	(41,683)
Property, plant and equipment (including equipment leased to others) - net	$79,925	$77,888

11. Goodwill and Other Intangible Assets

Goodwill and other intangible assets – net, consisted of the following.

At
(In millions)	June 30, 2008	December 31, 2007

Goodwill	$84,439	$81,116

Other intangible assets
Intangible assets subject to amortization	$13,553	$13,787
Indefinite-lived intangible assets(a)	2,379	2,355
Total	$15,932	$16,142

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

(19)

Changes in goodwill balances follow.

(In millions)	Balance January 1, 2008	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance June 30, 2008

Infrastructure	$17,117	$995	$(35)	$18,077
Commercial Finance	14,621	836	184	15,641
GE Money	10,273	509	64	10,846
Healthcare	14,827	604	29	15,460
NBC Universal	18,733	278	(155)	18,856
Industrial Products	5,545	27	(13)	5,559
Total	$81,116	$3,249	$74	$84,439

Goodwill balances increased $2,687 million from new acquisitions and $614 million as a result of the weaker U.S. dollar in 2008. The most significant increases related to acquisitions of Hydril Pressure Control ($694 million at Infrastructure), Merrill Lynch Capital ($581 million at Commercial Finance), Whatman Plc. ($565 million at Healthcare), Bank BPH ($508 million at GE Money) and CDM Resource Management, Ltd. ($230 million at Infrastructure). During 2008, the goodwill balance increased by $562 million related to purchase accounting adjustments to prior-year acquisitions. The most significant of these adjustments were increases of $230 million and $173 million associated with the 2007 acquisitions of Oxygen Media Corp. by NBC Universal and Sanyo Electric Credit Co., Ltd. by Commercial Finance, respectively.

Intangible assets subject to amortization

	At
	June 30, 2008			December 31, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$6,298	$(1,488)	$4,810	$6,921	$(1,567)	$5,354
Patents, licenses and trademarks	5,834	(2,077)	3,757	4,989	(1,678)	3,311
Capitalized software	6,865	(4,128)	2,737	6,405	(3,684)	2,721
Lease valuations	1,760	(437)	1,323	1,841	(360)	1,481
Present value of future profits	825	(386)	439	818	(364)	454
All other	814	(327)	487	783	(317)	466
Total	$22,396	$(8,843)	$13,553	$21,757	$(7,970)	$13,787

Consolidated amortization related to intangible assets subject to amortization was $497 million and $478 million for the quarters ended June 30, 2008 and 2007, respectively.  Consolidated amortization related to intangible assets subject to amortization for the six months ended June 30, 2008 and 2007, was $1,027 million and $917 million, respectively.

(20)

12. GECS Borrowings

GECS borrowings are summarized in the following table.

At
(In millions)	June 30, 2008	December 31, 2007

Short-term borrowings

Commercial paper
U.S.
Unsecured	$69,475	$72,392
Asset-backed(a)	4,092	4,775
Non-U.S.	27,172	28,711
Current portion of long-term debt(b)	53,129	56,301
Bank deposits(c)(d)	24,435	11,486
Bank borrowings(e)	12,274	6,915
GE Interest Plus notes(f)	10,043	9,590
Other	1,739	2,250
Total	202,359	192,420

Long-term borrowings

Senior notes
Unsecured	319,558	283,097
Asset-backed(g)	6,793	5,528
Extendible notes	4,627	8,500
Subordinated notes(h)(i)	11,510	11,377
Total	342,488	308,502
Total borrowings	$544,847	$500,922

(a)	Consists entirely of obligations of consolidated, liquidating securitization entities.
(b)	Included $550 million and $1,106 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2008, and December 31, 2007, respectively.
(c)	Included $16,122 million and $10,789 million of deposits in non-U.S. banks at June 30, 2008, and December 31, 2007, respectively.
(d)	Included certificates of deposits distributed by brokers of $8,313 million and $697 million at June 30, 2008, and December 31, 2007, respectively.
(e)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(f)	Entirely variable denomination floating rate demand notes.
(g)	Included $2,944 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2008, and December 31, 2007, respectively.
(h)	Included $750 million of subordinated notes guaranteed by GE at June 30, 2008, and December 31, 2007.
(i)	Included $8,191 million and $8,064 million of subordinated debentures receiving rating agency equity credit at June 30, 2008, and December 31, 2007, respectively.

(21)

13. Fair Value Measurements

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

Level 1 –	Quoted prices for identical instruments in active markets.

Level 2 –
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 –	Significant inputs to the valuation model are unobservable.

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

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3. We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics.

We receive one quote for Level 2 and Level 3 securities where third party quotes are used as our basis for fair value measurement.

(22)

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third party transactions in that security. Our valuation methodology for private equity investments is applied consistently and these investments are generally included in Level 3. Level 3 investment securities valued using non-binding broker quotes totaled $3,149 million at June 30, 2008 and were classified as available-for-sale securities.

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

The tables below reflect the addition of our Japanese mortgage and card businesses to discontinued operations.

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2008. Included in the table are investment securities of $22,840 million, primarily supporting obligations to annuitants and policyholders in our run-off insurance businesses, and $10,988 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $4,807 million and $4,250 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $5,801 million.

(23)

June 30, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,669	$30,362	$13,830	$–	$45,861
Derivatives	1	7,515	701	(3,410)	4,807
Other(b)	1	945	1,349	–	2,295
Total	$1,671	$38,822	$15,880	$(3,410)	$52,963

Liabilities
Derivatives	$–	$7,442	$226	$(3,418)	$4,250
Other(c)	–	2,062	–	–	2,062
Total	$–	$9,504	$226	$(3,418)	$6,312

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

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments for the three months ended June 30, 2008

(In millions)	April 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2008(c)

Investment securities	$12,719	$258	$6	$167	$680	$13,830	$6
Derivatives(d)	775	(202)	(32)	(50)	–	491	(223)
Other	1,355	2	(5)	(54)	51	1,349	2
Total	$14,849	$58	$(31)	$63	$731	$15,670	$(215)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

(d)	Represents derivative assets net of derivative liabilities and includes cash accruals of $16 million not reflected in the fair value hierarchy table.

(24)

Changes in Level 3 instruments for the six months ended June 30, 2008

(In millions)	January 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2008(c)

Investment securities	$12,447	$341	$(182)	$544	$680	$13,830	$(30)
Derivatives(d)(e)	265	305	22	(101)	–	491	288
Other	1,330	(26)	30	(36)	51	1,349	(13)
Total	$14,042	$620	$(130)	$407	$731	$15,670	$245

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

(d)	Earnings from Derivatives were partially offset by $74 million in losses from related derivatives included in Level 2 and $57 million in losses from qualifying fair value hedges.
(e)	Represents derivative assets net of derivative liabilities and includes cash accruals of $16 million not reflected in the fair value hierarchy table.

Certain assets measured at fair value on a non-recurring basis, and therefore not included in the preceding tables, were $89 million identified as Level 2 and $1,991 million identified as Level 3. We recognized $273 million and $428 million of losses related to non-recurring fair value measurements of loans, and $70 million and $139 million of other-than-temporary impairments of cost and equity method investments during the second quarter and first six months of 2008, respectively. These other-than-temporary impairments included $59 million related to FGIC Corporation (FGIC) common stock recorded in the first quarter of 2008.

14. Shareowners’ Equity

A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Net earnings	$5,072	$5,382	$9,376	$9,953
Investment securities - net	(586)	(857)	(1,328)	(1,159)
Currency translation adjustments - net	(772)	1,794	1,404	1,744
Cash flow hedges - net	1,739	673	122	729
Benefit plans - net	604	285	714	520
Total	$6,057	$7,277	$10,288	$11,787

(25)

15. Off-Balance Sheet Arrangements

The following table represents assets in off-balance sheet securitization entities.

At
(In millions)	June 30, 2008	December 31, 2007

Receivables secured by
Equipment	$7,001	$6,552
Commercial real estate	8,563	9,244
Other assets	12,065	12,880
Credit card receivables	22,612	22,793
Trade receivables	2,951	2,036
Total securitized assets(a)(b)	$53,192	$53,505

(a)
At June 30, 2008, and December 31, 2007, liquidity support amounted to $2,416 million and $2,810 million, respectively. Credit support amounted to $2,429 million and $2,804 million at June 30, 2008, and December 31, 2007, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million at both June 30, 2008, and December 31, 2007.

16. Intercompany Transactions

Effects of transactions between related companies are eliminated and consist primarily of GECS services for trade receivables management and material procurement; GE customer receivables sold to GECS; buildings and equipment (including automobiles) leased by GE from GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; medical equipment manufactured by GE that is leased by GECS to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECS columns of our financial statements (and include customer receivables sold from GE to GECS), but are eliminated in deriving our Consolidated financial statements. The effects of these eliminations on our Consolidated cash flows from operating, investing and financing activities follow.

	Six months ended June 30
(In millions)	2008	2007

Sum of GE and GECS cash from operating activities – continuing operations	$21,058	$20,663
Elimination of GECS dividend to GE	(2,019)	(4,632)
Net increase in GE customer receivables sold to GECS	(1,087)	(570)
Other reclassifications and eliminations	(350)	(506)
Consolidated cash from operating activities – continuing operations	$17,602	$14,955

(26)

	Six months ended June 30
(In millions)	2008	2007

Sum of GE and GECS cash used for investing activities – continuing operations	$(41,183)	$(27,571)
Net increase in GE customer receivables sold to GECS	1,087	570
Other reclassifications and eliminations	92	536
Consolidated cash used for investing activities – continuing operations	$(40,004)	$(26,465)

	Six months ended June 30
(In millions)	2008	2007

Sum of GE and GECS cash from financing activities – continuing operations	$23,510	$5,972
Elimination of short-term intercompany borrowings(a)	279	2,544
Elimination of GECS dividend to GE	2,019	4,632
Other reclassifications and eliminations	(139)	(49)
Consolidated cash from financing activities – continuing operations	$25,669	$13,099

(a)	Represents GE investment in GECS short-term borrowings, such as commercial paper.

17. Immaterial Corrections

During the course of an internal review in connection with our ongoing SEC investigation, we identified certain immaterial items with respect to the Statement of Cash Flows that we have corrected from amounts in previous filings. These items primarily relate to the elimination of the cash flow effects of intercompany transactions between GE and GECS and include effects of clerical errors, errors in elimination classifications among operating, investing and financing activities and transaction-reporting errors involving identification of intercompany transactions that had not previously been eliminated in the Consolidated Statement of Cash Flows. These errors had no effects on our total cash or cash equivalents, nor did they affect our financial position or results of operations.

Corrected amounts for the Condensed, Consolidated Statement of Cash Flows for the six months ended June 30, 2007 follow. Additional information related to June 30, 2007 and periods other than those reported in this Form 10-Q are presented in Exhibit 99(b).

(27)

(In millions)	Six months ended June 30, 2007

Consolidated
Cash from operating activities – continuing operations, as reported(a)	$14,747
Adjustments:
Decrease in GE current receivables	129
Increase in inventories	(39)
Increase in accounts payable	80
Increase in GE progress collections	157
All other operating activities	(119)
Cash from operating activities – continuing operations, as adjusted	14,955
Cash from operating activities – discontinued operations, as adjusted	3,405
Cash from operating activities, as adjusted	$18,360

Cash used for investing activities – continuing operations, as reported(a)	$(26,447)
Adjustments:
Additions to property, plant and equipment	13
Net increase in GECS financing receivables	(260)
All other investing activities	229
Cash used for investing activities – continuing operations, as adjusted	(26,465)
Cash used for investing activities – discontinued operations, as adjusted	(3,291)
Cash used for investing activities, as adjusted	$(29,756)

Cash from financing activities – continuing operations, as reported(a)	$13,289
Adjustment:
Net decrease in borrowings (maturities of 90 days or less)	(190)
Cash from financing activities – continuing operations, as adjusted	13,099
Cash used for financing activities – discontinued operations, as adjusted	(128)
Cash from financing activities, as adjusted	$12,971

(a)	As reported amounts reflect the Plastics, Advanced Materials, GE Money Japan, WMC and insurance-related businesses as discontinued operations.

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

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99(a) to this report on Form 10-Q.

(28)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

General Electric Company’s earnings from continuing operations decreased 4% to $5.394 billion in the second quarter of 2008 compared with $5.613 billion in 2007. Earnings per share (EPS) from continuing operations were $0.54 in the second quarter of 2008, flat compared with $0.54 in the second quarter of 2007.

For the first six months of 2008, earnings from continuing operations decreased 7% to $9.755 billion compared with $10.541 billion for the same period in 2007. EPS from continuing operations were $0.98 in the first six months of 2008, down 4% compared with $1.02 in the first six months of 2007.

Loss from discontinued operations, net of taxes, was $0.3 billion for the second quarter of 2008 compared with $0.2 billion for the same period in 2007, including the results of our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), Plastics, Advanced Materials, most of GE Insurance Solutions Corporation (GE Insurance Solutions), GE Life and Genworth Financial, Inc. (Genworth).

Loss from discontinued operations, net of taxes, was $0.4 billion for the first six months of 2008 compared with $0.6 billion for the same period in 2007.

Net earnings decreased 6% to $5.072 billion and EPS decreased 2% to $0.51 in the second quarter of 2008 compared with $5.382 billion and $0.52 per share, respectively, in the second quarter of 2007.

For the first six months of 2008, net earnings decreased 6% to $9.376 billion, compared with $9.953 billion for the same period in 2007, and EPS decreased 3% to $0.94, compared with $0.97 in the first six months of 2007.

Revenues of $46.9 billion in the second quarter of 2008 were 11% higher than in the corresponding period of 2007, reflecting organic growth of 5%, the weaker U.S. dollar and the net effects of acquisitions and dispositions. A reconciliation between reported and organic revenues is shown in Exhibit 99(a). Industrial sales increased 15% to $27.8 billion, reflecting strong organic growth, the weaker U.S. dollar and the net effects of acquisitions and dispositions. Sales of product services (including sales of spare parts and related services) grew 18% to $9.5 billion in the second quarter of 2008. Financial services revenues increased 11% over the comparable period of last year to $19.1 billion, reflecting the net effects of acquisitions and dispositions and the weaker U.S. dollar.

Revenues for the first six months of 2008 rose 9% to $89.2 billion, compared with $81.6 billion for the first six months of 2007. Industrial sales of $52.0 billion were 13% higher than in 2007 reflecting strong organic growth, the net effects of acquisitions and dispositions and the weaker U.S. dollar. Financial services revenues for the first six months of 2008 increased 7% to $37.2 billion as a result of the effects of acquisitions and dispositions and the weaker U.S. dollar, partially offset by organic revenue declines, including the 2007 gain on sale of Swiss Reinsurance Company (Swiss Re) common stock.

(29)

Overall, acquisitions contributed $2.1 billion and $1.8 billion to consolidated revenues in the second quarters of 2008 and 2007, respectively. Our consolidated earnings in the second quarters of 2008 and 2007 included approximately $0.3 billion and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.9 billion and $0.7 billion in the second quarters of 2008 and 2007, respectively. The effect of dispositions on earnings was a decrease of $0.5 billion in the second quarter of 2008 and an increase of $0.4 billion in the second quarter of 2007.

Acquisitions contributed $4.4 billion and $3.1 billion to consolidated revenues in the first six months of 2008 and 2007, respectively. Our consolidated net earnings in the first six months of 2008 and 2007 included approximately $0.4 billion and $0.1 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $0.5 billion and $1.7 billion in the first six months of 2008 and 2007, respectively. The effects of dispositions on earnings was a decrease of $0.2 billion and an increase of $0.4 billion in the first six months of 2008 and 2007, respectively.

The most significant acquisitions affecting results in 2008 were Smiths Aerospace Group Ltd.; Vetco Gray; Hydril Pressure Control; Sondex PLC; and Regency Energy Partners LP at Infrastructure; Merrill Lynch Capital; Sanyo Electric Credit Co., Ltd.; and Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. at Commercial Finance; and Oxygen Media Corp. and Sparrowhawk Holdings Ltd. at NBC Universal.

We continue to explore strategic options for our Consumer & Industrial businesses with a primary focus on spinning off the entire unit (Appliances, Lighting and Industrial) to existing GE shareholders.

Segment Operations

Operating segments comprise our six businesses focused on the broad markets they serve: Infrastructure, Commercial Finance, GE Money, Healthcare, NBC Universal and Industrial Products (formerly known as Industrial). For segment reporting purposes, certain GECS businesses including Aviation Financial Services, Energy Financial Services and Transportation Finance are reported in the Infrastructure segment because Infrastructure actively manages such businesses and reports their results for internal performance measurement purposes.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Healthcare, NBC Universal, Industrial Products and the industrial businesses of the Infrastructure segment; included in determining segment profit, which we sometimes refer to as “net earnings,” for Commercial Finance, GE Money, and the financial services businesses of the Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

(30)

We have reclassified certain prior-period amounts to conform to the current-period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$17,552	$13,934	$32,512	$26,136

Segment profit	$3,174	$2,563	$5,762	$4,771

Revenues
Aviation	$4,923	$4,079	$9,243	$7,530
Aviation Financial Services	1,081	1,088	2,312	2,337
Energy	7,003	5,195	12,643	9,862
Energy Financial Services	989	417	1,759	741
Oil & Gas	1,895	1,821	3,430	2,969
Transportation	1,202	1,107	2,350	2,235

Segment profit
Aviation	$914	$828	$1,689	$1,527
Aviation Financial Services	252	266	639	654
Energy	1,222	895	2,129	1,584
Energy Financial Services	178	169	323	270
Oil & Gas	255	189	416	291
Transportation	241	217	495	431

Infrastructure revenues increased 26%, or $3.6 billion, in the second quarter of 2008 on higher volume ($2.3 billion), higher prices ($0.4 billion) and the weaker U.S. dollar ($0.3 billion) at the industrial businesses of the segment. The increase in volume reflected the increased sales of thermal and wind equipment and services at Energy; the effects of acquisitions and increased sales of engine services and commercial engines at Aviation; increases in both equipment and chemical sales at Water; and increased equipment sales at Transportation; partially offset by lower volume at Oil & Gas. The effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas, while higher prices were principally at Energy and Aviation. Revenues also increased as a result of financial services’ acquisitions ($0.6 billion), primarily at Energy Financial Services.

Segment profit rose 24%, or $0.6 billion, as higher volume ($0.4 billion), higher prices ($0.4 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.3 billion) at the industrial businesses of the segment. The increase in volume primarily related to Energy, Aviation and Water.

(31)

Infrastructure revenues rose 24% to $32.5 billion for the six months ended June 30, 2008, on higher volume ($4.2 billion), higher prices ($0.6 billion) and the weaker U.S. dollar ($0.6 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of thermal and wind equipment and services at Energy; military and commercial engines and services at Aviation; both equipment and chemical sales at Water; and increased equipment sales at Transportation. Price increases were primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas. Revenues for the six months also increased as a result of financial services’ acquisitions ($0.9 billion), primarily at Energy Financial Services.

Segment profit for the first six months of 2008 rose 21% to $5.8 billion, compared with $4.8 billion in 2007, as higher volume ($0.8 billion), higher prices ($0.6 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.5 billion) at the industrial businesses of the segment. Volume increases were primarily at Energy, Aviation and Water. Higher material and other costs were primarily at Aviation and Energy.

Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$9,259	$8,138	$17,825	$16,169

Segment profit	$1,390	$1,304	$2,548	$2,744

At
(In millions)	June 30, 2008	June 30, 2007	December 31, 2007

Total assets	$338,546	$277,807	$310,412

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues
Capital Solutions	$3,821	$3,465	$7,455	$6,828
Real Estate	1,964	1,557	3,847	3,172

Segment profit
Capital Solutions	$503	$463	$903	$858
Real Estate	484	476	960	1,040

At
(In millions)	June 30, 2008	June 30, 2007	December 31, 2007

Assets
Capital Solutions	$124,040	$115,167	$122,527
Real Estate	90,611	62,057	79,285

(32)

Commercial Finance revenues increased 14% and net earnings increased 7% compared with the second quarter of 2007. Revenues for the second quarter of 2008 included $0.5 billion from acquisitions. Revenues for the quarter also increased $0.7 billion compared with the second quarter of 2007 as a result of the weaker U.S. dollar ($0.4 billion) and organic revenue growth ($0.3 billion). Net earnings increased by $0.1 billion in the second quarter of 2008, resulting from acquisitions ($0.1 billion), higher investment income ($0.1 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by core declines ($0.2 billion), including an increase of $0.1 billion in the provision for losses on financing receivables. These results also included a gain on sale of a portion of our investment in Penske Truck Leasing Co., L.P. ($0.1 billion).

Commercial Finance revenues increased 10% and net earnings decreased 7% compared with the first six months of 2007. Revenues for the first six months of 2008 and 2007 included $1.1 billion and $0.2 billion from acquisitions, respectively, and in 2008 were reduced by $0.2 billion as a result of dispositions. Revenues for the first six months also increased $1.0 billion compared with the first six months of 2007 as a result of the weaker U.S. dollar ($0.8 billion) and organic revenue growth ($0.2 billion). Net earnings decreased by $0.2 billion in the first six months of 2008, resulting from core declines ($0.6 billion), including an increase of $0.1 billion in the provision for losses on financing receivables, partially offset by acquisitions ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and higher securitization and investment income ($0.1 billion). Net earnings included the effect of higher mark-to-market losses and other-than-temporary impairments ($0.3 billion), and Genpact mark-to-market gains ($0.5 billion), which were largely offset by the absence of the effects of the 2007 SES transaction ($0.4 billion).

Real Estate assets at June 30, 2008 increased $11.3 billion, or 14%, from December 31, 2007, including $12.1 billion, or 33%, attributable to an increase in real estate loans, slightly offset by a decline in real estate equity investments. During the second quarter of 2008, we sold real estate assets with a book value totaling $1.8 billion, which resulted in net earnings of $0.4 billion. Real estate net earnings were consistent with the second quarter of 2007, as increases in interest income from real estate loans ($0.2 billion) and net rental revenue ($0.1 billion) were partially offset by higher interest expense ($0.3 billion), and net earnings from the sale of real estate investments were slightly higher.

During the first six months of 2008, we sold real estate assets with a book value totaling $3.5 billion, which resulted in net earnings of $0.9 billion. Real Estate net earnings declined $0.1 billion compared to the first six months of 2007, as increases in interest income from real estate loans ($0.4 billion) and net rental revenue ($0.3 billion) were offset by higher interest expense ($0.6 billion) and provisions for losses ($0.1 billion). Net earnings from the sale of real estate investments were slightly lower as a result of increasingly difficult market conditions experienced in the first six months of 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g. market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

(33)

GE Money

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$6,629	$6,276	$13,037	$12,234

Segment profit	$1,056	$1,158	$2,051	$2,381

At
(In millions)	June 30, 2008	June 30, 2007	December 31, 2007

Total assets	$221,192	$189,258	$209,174

GE Money revenues increased 6% and net earnings decreased 9% compared with the second quarter of 2007. Revenues for the second quarter of 2008 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased $0.3 billion compared with the second quarter of 2007 as a result of the weaker U.S. dollar ($0.5 billion), partially offset by organic revenue declines ($0.1 billion), primarily as a result of lower securitization activity. The decrease in net earnings resulted primarily from core declines ($0.2 billion) (including the effects of higher delinquencies of $0.1 billion) and lower securitization income ($0.1 billion), partially offset by growth in lower-taxed earnings from global operations ($0.2 billion).

GE Money revenues increased 7% and net earnings decreased 14% compared with the first six months of 2007. Revenues for the first six months of 2008 included $0.2 billion from acquisitions and $0.4 billion from the sale of our CPS business and were reduced by $0.1 billion from dispositions. Revenues for the first six months also increased $0.3 billion compared with the first six months of 2007 as a result of the weaker U.S. dollar ($0.8 billion) and organic revenue declines ($0.5 billion), primarily as a result of lower securitization activity. The decrease in net earnings resulted primarily from core declines ($0.5 billion) (including lower results in the U.S. reflecting the effects of higher delinquencies of $0.2 billion) and lower securitization income ($0.4 billion) (including declines in the fair value of retained interest in securitizations of $0.1 billion). These decreases were partially offset by growth in lower-taxed earnings from global operations ($0.3 billion), the gain on the sale of our CPS business ($0.2 billion) and as a result of the weaker dollar ($0.1 billion).

Healthcare revenues of $4.5 billion in the second quarter of 2008 increased 11%, or $0.4 billion, compared with the second quarter of 2007, as higher volume ($0.3 billion) and the weaker U.S. dollar ($0.2 billion), were partially offset by lower prices ($0.1 billion). Volume increased as a result of increased sales in the international diagnostic imaging, clinical systems and life sciences businesses, as well as surgical imaging equipment resulting from the partial release of the regulatory suspension in April 2008. This was partially offset by price pressures, effects of the Deficit Reduction Act on U.S. equipment sales and continued industry pressure in the U.S. on capital spending. Operating profit of $0.7 billion in the second quarter of 2008 was up 8% compared with the second quarter of 2007, as productivity ($0.2 billion) was partially offset by lower prices ($0.1 billion) and higher labor and other costs ($0.1 billion).

(34)

Healthcare revenues of $8.4 billion increased 6%, or $0.4 billion, in the first six months of 2008 compared with the first six months of 2007 as the effects of the weaker U.S. dollar ($0.4 billion) and higher volume ($0.3 billion), were partially offset by lower prices ($0.2 billion). Volume increased as a result of increased sales in the international diagnostic imaging, clinical systems and life sciences businesses, as well as surgical imaging equipment. Segment profit of $1.3 billion in the first six months of 2008 was 4% lower than in the first six months of 2007 as the effects of productivity ($0.2 billion) were more than offset by lower prices ($0.2 billion) and higher labor and other costs ($0.1 billion).

NBC Universal revenues of $3.9 billion increased 7%, or $0.3 billion, in the second quarter of 2008, on higher revenues in cable ($0.2 billion) and gains from other actions ($0.1 billion), partially offset by lower revenues in broadcast television ($0.1 billion). Segment profit of $0.9 billion increased 1% as higher earnings from cable ($0.1 billion) and higher gains from other actions were partially offset by lower earnings from film ($0.1 billion).

NBC Universal reported revenues of $7.5 billion in the first six months of 2008, an increase of $0.4 billion or 5% from 2007, reflecting higher revenues in cable ($0.4 billion) and film ($0.1 billion), partially offset by lower revenues in broadcast television ($0.1 billion) and lower gains from other actions ($0.1 billion). Segment profit of $1.6 billion increased 2% as higher earnings from cable ($0.2 billion) were partially offset by lower earnings from film ($0.1 billion) and lower gains from other actions ($0.1 billion).

Industrial Products

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$4,542	$4,467	$8,652	$8,556

Segment profit	$300	$444	$600	$802

Revenues
Consumer & Industrial	$3,328	$3,437	$6,354	$6,502
Enterprise Solutions	1,235	1,031	2,340	2,055

Segment profit
Consumer & Industrial	$138	$309	$285	$533
Enterprise Solutions	162	135	316	269

Industrial Products revenues were up 2%, or $0.1 billion, in the second quarter of 2008 compared with the second quarter of 2007 as the effects of the weaker U.S. dollar ($0.1 billion) and higher prices were partially offset by lower volume ($0.1 billion). The decrease in volume at Consumer & Industrial, reflecting tightened spending in the U.S. appliance market, was partially offset by increases in volume at Enterprise Solutions. The effects of the weaker U.S. dollar were at both Consumer & Industrial and Enterprise Solutions.

Segment profit decreased 32%, or $0.1 billion, in the second quarter of 2008 reflecting higher material and other costs ($0.1 billion), primarily at Consumer & Industrial.

(35)

Industrial Products revenues increased 1% for the six months ended June 30, 2008, as the effects of the weaker U.S. dollar ($0.2 billion) and higher prices ($0.1 billion) were partially offset by lower volume ($0.2 billion). The effects of the weaker U.S. dollar were at both Consumer & Industrial and Enterprise Solutions. The decrease in volume at Consumer & Industrial, reflecting tightened spending in the U.S. appliance market, was partially offset by increases in volume at Enterprise Solutions.

Segment profit decreased 25%, or $0.2 billion, for the six months ended June 30, 2008, as higher material and other costs ($0.2 billion) at Consumer & Industrial were partially offset by higher prices ($0.1 billion) at Consumer & Industrial.

Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Loss from discontinued operations, net of taxes	$(322)	$(231)	$(379)	$(588)

Discontinued operations is comprised of GE Money Japan, WMC, Plastics, Advanced Materials, GE Insurance Solutions, GE Life, and Genworth. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the second quarter and first six months of 2008, primarily reflected the estimated incremental loss on disposal ($0.2 billion) and the loss from operations ($0.1 billion) at GE Money Japan.

Loss from discontinued operations, net of taxes, for the second quarter of 2007, primarily reflected the loss from operations at WMC ($0.2 billion) and GE Money Japan ($0.1 billion), as well as loss on disposal of Plastics ($0.1 billion), which was offset by earnings from operations at Plastics ($0.1 billion).

Loss from discontinued operations, net of taxes, for the first six months of 2007, reflected the loss from operations at WMC ($0.6 billion) and GE Money Japan ($0.1 billion). At Plastics, earnings from operations ($0.2 billion) were offset by loss on disposal ($0.2 billion).

For additional information related to discontinued operations, see Note 3 to the condensed, consolidated financial statements.

Corporate items and eliminations revenues in the second quarter of 2008 decreased $1.4 billion because of the lack of current-year counterparts to gains on dispositions, primarily the sale of a business interest to Hitachi ($0.9 billion), lower revenues of insurance activities ($0.1 billion) and lower revenues from guaranteed investment contract activities ($0.1 billion). Corporate items and eliminations costs increased by $0.3 billion reflecting the lack of current-year counterparts to gains on dispositions ($0.9 billion), partially offset by a decrease in tax provision at GECS ($0.4 billion), and lower restructuring, rationalization and other charges ($0.2 billion).

(36)

Corporate items and eliminations revenues for the first six months of 2008 decreased $2.1 billion because of the lack of current-year counterparts to gains on dispositions, primarily the sale of a business interest to Hitachi ($0.9 billion) and sale of Swiss Re common stock ($0.6 billion) and lower revenues of insurance activities ($0.2 billion) and lower revenues from guaranteed investment contract activities ($0.1 billion). Corporate items and eliminations cost for the first six months of 2008 decreased $0.4 billion reflecting the lack of current-year counterparts to gains on dispositions ($0.8 billion) and to the gain on sale of Swiss Re common stock ($0.3 billion), partially offset by a decrease in tax provision at GECS ($0.3 billion), and lower restructuring, rationalization and other charges ($0.4 billion). (GECS amounts on an after-tax basis.)

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the second quarter of 2008, these included $0.2 billion at Industrial Products, primarily for restructuring and an extended warranty contract accounting correction, and $0.1 billion at each of Infrastructure and NBC Universal, primarily restructuring and technology and product development costs. For the first six months of 2008 such amounts comprised $0.2 billion at each of Infrastructure, Industrial Products and NBC Universal, and $0.1 billion at Healthcare, primarily for technology and product development costs, and restructuring, rationalization and other charges, including an extended warranty contract accounting correction at Industrial Products; and ($0.1) billion at Commercial Finance for certain gains from dispositions. (GECS amounts on an after-tax basis).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first six months of 2008, we completed the acquisition of Merrill Lynch Capital and Bank BPH.

•	The U.S. dollar was weaker at June 30, 2008, than at December 31, 2007, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $847.0 billion at June 30, 2008, an increase of $51.7 billion from December 31, 2007. GE assets increased $5.2 billion, and financial services assets increased $49.6 billion, including the effects of the weaker U.S. dollar ($11.1 billion).

GE assets were $220.0 billion at June 30, 2008, a $5.2 billion increase from December 31, 2007. The increase reflects a $2.9 billion increase in all other assets and a $2.1 billion increase in inventories, partially offset by a $3.7 billion decrease in cash and equivalents.

Financial Services assets were $695.8 billion at June 30, 2008. The $49.6 billion increase from December 31, 2007, was primarily attributable to increases in financing receivables – net of $39.8 billion, cash and equivalents of $7.0 billion, goodwill of $1.9 billion, and property, plant and equipment (including equipment leased to others) – net of $1.7 billion.

Consolidated liabilities of $719.8 billion at June 30, 2008, were $48.0 billion higher than the year-end 2007 balance. GE liabilities increased $2.3 billion, while financial services liabilities increased $46.5 billion.

GE liabilities were $95.0 billion at June 30, 2008. During 2008, short-term borrowings decreased $0.5 billion to $3.6 billion and long-term borrowings decreased $1.6 billion to $10.1 billion. The ratio of borrowings to total capital invested for GE at the end of the second quarter was 9.9% compared with 11.4% at the end of last year and 9.5% at June 30, 2007.

(37)

Financial Services liabilities increased $46.5 billion from year-end 2007 to $633.5.billion reflecting increases in total borrowings of $43.9 billion and accounts payable, principally trade accounts of $1.2 billion.

Consolidated cash and equivalents were $19.0 billion at June 30, 2008, an increase of $3.3 billion during the first six months of 2008. Cash and equivalents amounted to $15.7 billion at June 30, 2007, an increase of $1.6 billion from December 31, 2006.

Consolidated cash from operating activities (CFOA) in the first six months of 2008 rose $2.6 billion, or 18%, compared with Consolidated CFOA of $15.0 billion in the first six months of 2007. The increase is primarily the result of a decrease in working capital, an increase in collections of interest from loans and finance leases, an increase in rental income from operating leases and a decrease in provision for taxes, partially offset by an increase in interest payments on borrowings.

Consolidated cash used for investing activities in the first six months of 2008 rose $13.5 billion, or 51%, compared with Consolidated cash used for investing activities of $26.5 billion in the first six months of 2007. The increase is primarily the result of a net increase in GECS financing receivables portfolio ($12.8 billion), net change in GECS investments ($3.3 billion) and an increase in payments for principal businesses purchased ($1.5 billion), offset by an increase in proceeds from principal business dispositions ($2.2 billion) and net change in property, plant and equipment ($1.4 billion).

Consolidated cash from financing activities in the first six months of 2008 rose $12.6 billion, or 96%, compared with Consolidated cash from financing activities of $13.1 billion in the first six months of 2007. The increase is primarily the result of a net increase in borrowings with maturities of 90 days or less ($13.9 billion) (primarily in connection with an increase in bank deposits) and an increase in newly issued debt with maturities longer than 90 days ($9.0 billion), offset by an increase in repayments and other reductions ($10.1 billion).

Effects of transactions between related companies are eliminated and consist primarily of GECS services for trade receivables management and material procurement; GE customer receivables sold to GECS; buildings and equipment (including automobiles) leased by GE from GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; medical equipment manufactured by GE that is leased by GECS to others; and various investments, loans and allocations of GE corporate overhead costs.

The lack of a current-year counterpart to last year’s $2.7 billion GECS special dividend is the primary reason for the decrease in the amount of intercompany eliminations referred to above.

GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. The net effect on GE CFOA of selling these receivables to GECS was an increase in GE CFOA by $1.1 billion for the six months ended June 30, 2008, compared with an increase of $0.6 billion for the six months ended June 30, 2007. See Note 16 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECS.

With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

(38)

	Six months ended June 30
(In billions)	2008	2007

Operating cash collections	$54.9	$47.9
Operating cash payments	(47.6)	(40.9)
Cash dividends from GECS	2.0	4.6
GE cash from operating activities	$9.3	$11.6

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $7.0 billion during the first six months of 2008. This increase is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first six months of 2008 by $6.7 billion, comparable to the increase in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in the first six months of 2008 by $2.7 billion to $11.8 billion. The amounts we show in CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. There were no special dividends paid by GECS to GE in the first six months of 2008, compared with $2.7 billion in the first six months of 2007.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends, continue to execute on our $15 billion share repurchase program and continue making selective investments for long-term growth.

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. Illiquidity in the credit markets experienced during the first six months of this year contributed to the amount of our reported Level 3 instruments, primarily in our available-for-sale investment portfolios. At June 30, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total financial instruments requiring recurring fair value measurement, approximately 27% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. See Note 13 to the condensed, consolidated financial statements for further information related to the adoption of SFAS 157.

(39)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts. Investment securities were $45.5 billion at June 30, 2008, compared with $44.9 billion at December 31, 2007. Of the amount at June 30, 2008, we held residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities with estimated fair values of $5.3 billion and $2.7 billion, respectively. Such amounts included unrealized losses of $0.8 billion and $0.1 billion, respectively. At June 30, 2008, of the RMBS amount, we had approximately $1.7 billion of exposure to subprime credit, primarily supporting our guaranteed investment contracts; $1.4 billion of this amount was insured by monoline insurers (Monolines). Monolines provide credit enhancement for certain of our investment securities. At June 30, 2008, our investment securities insured by Monolines were $3.3 billion. Although several of the Monolines have been downgraded by the rating agencies, a majority of this amount was insured by investment-grade Monolines.

At June 30, 2008, unrealized losses on investment securities totaled $2.5 billion. Of this amount $1.4 billion were aged 12 months or more. We regularly review investment securities for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at June 30, 2008, $0.1 billion was at risk of being charged to earnings in the next 12 months. Continued uncertainty in the capital markets may cause increased levels of losses. Other-than-temporary impairment losses were $0.3 billion for the first six months of 2008, compared with an insignificant amount in 2007. Investments in retained interests decreased by $0.1 billion in the first six months of 2008 reflecting declines in fair value accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $428.4 billion at June 30, 2008, and $388.3 billion at December 31, 2007. The related allowance for losses at June 30, 2008, amounted to $4.5 billion, compared with $4.2 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $40.1 billion from December 31, 2007, primarily as a result of core growth ($34.5 billion), acquisitions ($18.6 billion) and the weaker U.S. dollar ($7.7 billion), partially offset by securitization and sales ($20.5 billion) and dispositions ($3.3 billion). Related nonearning receivables were $6.5 billion (1.5% of outstanding receivables) at June 30, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at year-end 2007. Nonearning receivables exclude loans held for sale.

(40)

Delinquency rates on managed Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

Delinquency rates at
June 30, 2008(a)		December 31, 2007	June 30, 2007

Commercial Finance	1.48%	1.21%	1.28%
GE Money	5.92	5.38	5.22
U.S.	5.55	5.52	4.50
Non-U.S.	6.07	5.32	5.50

(a)	Subject to update.

Delinquency rates at Commercial Finance increased from December 31, 2007, and June 30, 2007, to June 30, 2008, primarily as a result of the inclusion of the Sanyo acquisition in Japan, which contributed an additional nine basis points at June 30, 2008, as well as deterioration in our U.S. commercial middle market and certain European portfolios.

Delinquency rates at GE Money increased from December 31, 2007, and June 30, 2007, to June 30, 2008, primarily as a result of continued deterioration in our U.S. portfolio and the effects of tighter credit conditions in our secured financing business in the U.K. In response, GE Money will continue to tighten underwriting standards related to the U.S. and U.K. consumers and will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred in the portfolio. This environment may result in higher provisions for loan losses and could adversely affect results of operations at GE Money.

Other assets comprise mainly real estate investments, equity and cost method investments and assets held for sale. Other assets totaled $82.5 billion at June 30, 2008, compared with $83.4 billion at December 31, 2007. Of the amount at June 30, 2008, we had cost method investments totaling $2.7 billion. Cost method investments include our investment in preferred and common stock, $0.3 billion and an insignificant amount, respectively, of FGIC Corporation (FGIC), a monoline credit insurer. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternatives were being considered. During the first quarter of 2008, we recognized an other-than-temporary impairment on FGIC common stock. No such impairment occurred during the second quarter of 2008. We continue to monitor our investment in FGIC closely, including review for further impairment.

D. Borrowings

During the first six months of 2008, GECS and GECS affiliates issued $59.6 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets.  Maturities for these issuances ranged from one to 30 years. We used the proceeds for repayment of maturing long-term debt and to fund acquisitions and organic growth. We anticipate that we will issue approximately $20 to $25 billion of additional long-term debt during the remainder of 2008, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

(41)

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

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($8.8 billion and $8.0 billion at June 30, 2008, and December 31, 2007, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and shareowners’ equity. Earnings attributable to minority interests ($0.2 billion in both the second quarter of 2008 and 2007, and $0.3 billion and $0.4 billion for the first six months of 2008 and 2007, respectively) will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, our recognition of the economic gain or loss on partial dispositions. Gains on sales of minority interests that would not have been in net earnings under SFAS 160 amounted to $0.1 billion and $0.6 billion in the second quarters of 2008 and 2007, respectively, and $0.2 billion and $0.7 billion for the first six months of 2008 and 2007, respectively.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Except as described in Part II, Item 1. “Legal Proceedings,” there were no changes in our internal control over financial reporting during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(42)

Part II. Other Information

Item 1. Legal Proceedings

As previously reported, in January 2005 the staff of the U.S. Securities and Exchange Commission (SEC) informed us that it had commenced an investigation and requested certain documents and information with respect to the use of hedge accounting for derivatives by us and General Electric Capital Corporation (GE Capital). In August 2005, the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC staff has taken testimony in this matter and has requested information about other GE accounting policies and practices, including items related to revenue recognition and our cash flow presentations.

In the course of responding to SEC inquiries, we have recently identified certain items not previously corrected in our Consolidated Statement of Cash Flows. These items primarily relate to elimination of the cash flow effects of intercompany transactions between GE and General Electric Capital Services and include effects of clerical errors, errors in elimination classifications among operating, investing and financing activities and transaction-reporting errors involving identification of intercompany transactions. We have reflected the adjustments for these items in prior period financial information reported in this Form 10-Q. These errors had no effects on our total cash or cash equivalents, nor did they affect our financial position or results of operations. We have also adjusted the prior period financial information for items (primarily involving failures to eliminate certain types of intercompany transactions from consolidated cash flows) that we had previously identified and determined to be immaterial with the concurrence of KPMG. In Exhibit 99(b) to this Form 10-Q, we provide the effect of these adjustments on our Statement of Cash Flows for each of the years 2005, 2006 and 2007, the year to date periods for 2007 and the first quarter of 2008.

We and our audit committee have evaluated the circumstances surrounding and the effects of these items on our previously reported financial statements, and have determined that the adjustments relating to these items are not material to our financial statements.

We also have reviewed our internal control over financial reporting with respect to the items identified above and have concluded that the internal control deficiencies implicated by these items constitute a significant deficiency in our internal control over financial reporting, but do not (individually or in the aggregate with other identified deficiencies) constitute a material weakness in our internal control. In response to these items, we have initiated a number of internal control enhancements, including enhancing our process documentation, review processes and training as it relates to the preparation of the Consolidated Statement of Cash Flows.

We continue to cooperate with the ongoing SEC investigation and to discuss the investigation and issues arising in that investigation and our internal review of certain accounting matters with the SEC staff with a goal of completing our review and resolving these matters as soon as practicable. Our senior management and audit committee are monitoring these matters closely with the assistance of outside counsel and accounting experts. We and our audit committee are committed to addressing issues that arise and to providing transparent disclosure to our investors concerning these matters.

(43)

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital have received subpoenas and requests for information in connection with the investigation: GE Funding CMS and GE Funding Capital Market Services, Inc. (GE FCMS). GE Capital has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. On July 21, 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS understands that it will have an opportunity to respond to the Wells notice and to discuss the matter with the staff before any recommendation is made to the Commission.

In June 2008, the Environmental Protection Agency issued a notice of violation alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GE Capital. The notice of violation does not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GE Capital’s subsidiaries and pay all costs associated with this matter.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2008
April	13,756	$33.53	13,136
May	7,523	$31.62	7,341
June	19,803	$30.02	19,720
Total	41,082	$31.49	40,197	$12.5 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 885 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)
This balance represents the number of shares that were repurchased through the 2007 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2010. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. As major acquisitions or other circumstances warrant, we modify the frequency and amount of share repurchases under the Program. This category also includes 12,742 thousand shares acquired in connection with the disposition of the Sundance Channel by NBC Universal.

(44)

Item 4. Submission of Matters to a Vote of Security Holders

2008 Annual Meeting of Shareowners

(a) The 2008 Annual Meeting of Shareowners of General Electric Company was held on April 23, 2008.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals
Ratification of KPMG as independent
auditors	8,194,621,074	149,863,471	112,178,927	0

Shareowner Proposals
(1) Cumulative voting	2,316,043,920	4,258,802,886	124,464,563	1,757,352,103
(2) Separate roles of CEO and chairman	2,078,706,817	4,502,511,678	118,092,874	1,757,352,103
(3) Recoup unearned management bonuses	932,453,050	5,644,012,235	122,846,084	1,757,352,103
(4) Curb over-extended directors	2,235,880,396	4,281,166,016	182,264,957	1,757,352,103
(5) Report on charitable contributions	423,098,634	5,456,950,271	809,262,464	1,757,352,103
(6) Global warming report	209,332,854	5,671,318,773	818,659,742	1,757,352,103
(7) Advisory vote on executive compensation	2,467,472,053	3,986,432,912	245,406,404	1,757,352,103

Election of Directors
Director			Shares For	Shares Against

James I. Cash, Jr.			8,066,226,604	278,222,165
Sir William M. Castell			8,218,984,157	125,305,563
Ann M. Fudge			8,243,487,421	102,975,354
Claudio X. Gonzalez			5,799,329,192	2,518,141,245
Susan Hockfield			8,241,109,091	105,092,038
Jeffrey R. Immelt			8,199,574,752	139,787,925
Andrea Jung			8,184,461,940	161,539,515
Alan G. Lafley			8,199,984,618	144,217,811
Robert W. Lane			8,214,270,580	130,905,317
Ralph S. Larsen			8,246,442,940	99,232,619
Rochelle B. Lazarus			8,237,860,455	107,733,074
James J. Mulva			8,246,754,270	97,995,722
Sam Nunn			8,097,807,870	251,019,745
Roger S. Penske			7,864,683,895	480,827,644
Robert J. Swieringa			8,249,791,284	97,045,968
Douglas A. Warner III			8,192,007,581	153,509,012

(45)

Item 6. Exhibits

Exhibit 11	Computation of Per Share Earnings*.
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)	Immaterial Corrections
* Data required by Statement of Financial Accounting Standards 128, Earnings per Share, is provided in Note 7 to the condensed, consolidated financial statements in this report.

(46)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
July 25, 2008	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(47)