Form 10-Q
period 2008-09-30
GENERAL ELECTRIC CO
filed 2008-10-30
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR

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

There were 9,955,456,000 shares of common stock with a par value of $0.06 per share outstanding at September 26, 2008.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements”– that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest and exchange rates, commodity and equity prices and the value of financial assets; continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment; the impact of regulation and regulatory, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2008	2007	2008	2007	2008	2007

Sales of goods	$17,924	$15,354	$17,473	$15,271	$579	$277
Sales of services	11,236	9,301	11,395	9,419	–	–
Other income	544	384	659	464	–	–
GECS earnings from continuing operations	–	–	2,010	3,219	–	–
GECS revenues from services	17,530	17,473	–	–	17,852	17,789
Total revenues	47,234	42,512	31,537	28,373	18,431	18,066

Cost of goods sold	14,184	12,113	13,826	12,071	486	236
Cost of services sold	7,953	6,145	8,112	6,262	–	–
Interest and other financial charges	6,955	6,070	525	473	6,723	5,780
Investment contracts, insurance losses and
insurance annuity benefits	787	849	–	–	839	889
Provision for losses on financing receivables	1,641	1,190	–	–	1,641	1,190
Other costs and expenses	10,542	10,204	3,541	3,684	7,093	6,694
Minority interest in net earnings of
consolidated affiliates	156	190	60	136	96	54
Total costs and expenses	42,218	36,761	26,064	22,626	16,878	14,843

Earnings from continuing operations
before income taxes	5,016	5,751	5,473	5,747	1,553	3,223
Benefit (provision) for income taxes	(539)	(640)	(996)	(636)	457	(4)
Earnings from continuing operations	4,477	5,111	4,477	5,111	2,010	3,219
Earnings (loss) from discontinued operations,
net of taxes	(165)	448	(165)	448	(170)	(1,352)
Net earnings	$4,312	$5,559	$4,312	$5,559	$1,840	$1,867

Per-share amounts
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.45	$0.50
Basic earnings per share	$0.45	$0.50

Per-share amounts – net earnings
Diluted earnings per share	$0.43	$0.54
Basic earnings per share	$0.43	$0.55

Dividends declared per share	$0.31	$0.28

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

Condensed Statement of Earnings
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions; per-share amounts in dollars)	2008	2007	2008	2007	2008	2007

Sales of goods	$50,092	$43,352	$48,876	$43,373	$1,474	$337
Sales of services	31,489	26,867	32,024	27,274	–	–
Other income	1,693	2,319	1,984	2,550	–	–
GECS earnings from continuing operations	–	–	7,240	9,042	–	–
GECS revenues from services	53,028	51,417	–	–	54,027	52,308
Total revenues	136,302	123,955	90,124	82,239	55,501	52,645

Cost of goods sold	39,977	34,607	38,971	34,681	1,264	284
Cost of services sold	20,882	17,005	21,417	17,412	–	–
Interest and other financial charges	20,103	17,279	1,681	1,428	19,242	16,478
Investment contracts, insurance losses and
insurance annuity benefits	2,412	2,601	–	–	2,557	2,744
Provision for losses on financing receivables	4,453	3,132	–	–	4,453	3,132
Other costs and expenses	31,317	29,733	10,780	10,636	20,862	19,449
Minority interest in net earnings of
consolidated affiliates	502	634	318	445	184	189
Total costs and expenses	119,646	104,991	73,167	64,602	48,562	42,276

Earnings from continuing operations
before income taxes	16,656	18,964	16,957	17,637	6,939	10,369
Benefit (provision) for income taxes	(2,434)	(3,334)	(2,735)	(2,007)	301	(1,327)
Earnings from continuing operations	14,222	15,630	14,222	15,630	7,240	9,042
Loss from discontinued operations,
net of taxes	(534)	(118)	(534)	(118)	(568)	(1,986)
Net earnings	$13,688	$15,512	$13,688	$15,512	$6,672	$7,056

Per-share amounts
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$1.42	$1.52
Basic earnings per share	$1.43	$1.53

Per-share amounts – net earnings
Diluted earnings per share	$1.37	$1.51
Basic earnings per share	$1.37	$1.52

Dividends declared per share	$0.93	$0.84

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

Condensed Statement of Financial Position
General Electric Company and consolidated affiliates

Consolidated			GE(a)		Financial Services (GECS)
(In millions; except share amounts)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
(Unaudited)			(Unaudited)		(Unaudited)

Cash and equivalents	$16,301	$15,731	$3,498	$6,702	$13,075	$9,439
Investment securities	43,459	45,276	276	343	43,188	44,941
Current receivables	22,439	22,259	14,792	15,093	–	–
Inventories	14,719	12,897	14,646	12,834	73	63
Financing receivables – net	413,170	376,123	–	–	421,788	384,067
Other GECS receivables	15,620	16,514	–	–	21,072	22,078
Property, plant and equipment (including
equipment leased to others) – net	80,095	77,888	14,316	14,142	65,779	63,746
Investment in GECS	–	–	55,698	57,676	–	–
Goodwill	83,061	81,116	56,742	55,689	26,319	25,427
Other intangible assets – net	15,593	16,142	11,401	11,633	4,192	4,509
All other assets	123,855	122,848	43,481	40,608	81,628	83,392
Assets of discontinued operations	1,238	8,889	–	66	1,238	8,823
Total assets	$829,550	$795,683	$214,850	$214,786	$678,352	$646,485

Short-term borrowings	$218,748	$195,100	$4,394	$4,106	$215,409	$192,420
Accounts payable, principally trade accounts	20,679	21,338	11,409	11,120	13,952	14,714
Progress collections and price adjustments accrued	12,835	9,885	13,422	10,374	–	–
Other GE current liabilities	20,344	18,916	20,447	18,916	–	–
Long-term borrowings	329,915	319,013	10,018	11,656	321,019	308,502
Investment contracts, insurance liabilities
and insurance annuity benefits	34,533	34,068	–	–	34,886	34,359
All other liabilities	55,933	59,316	32,034	32,859	23,951	26,522
Deferred income taxes	14,269	12,490	3,942	3,391	10,327	9,099
Liabilities of discontinued operations	931	1,994	188	302	743	1,692
Total liabilities	708,187	672,120	95,854	92,724	620,287	587,308

Minority interest in equity of consolidated affiliates	9,036	8,004	6,669	6,503	2,367	1,501
Common stock (9,955,456,000 and 9,987,599,000
shares outstanding at September 30, 2008 and
December 31, 2007, respectively)	669	669	669	669	1	1
Accumulated gains (losses) – net
Investment securities	(2,290)	124	(2,290)	124	(2,251)	110
Currency translation adjustments	7,200	10,708	7,200	10,708	4,816	7,472
Cash flow hedges	(2,168)	(668)	(2,168)	(668)	(2,096)	(727)
Benefit plans	(916)	(1,840)	(916)	(1,840)	(84)	(105)
Other capital	25,906	26,100	25,906	26,100	12,580	12,574
Retained earnings	121,755	117,362	121,755	117,362	42,732	38,351
Less common stock held in treasury	(37,829)	(36,896)	(37,829)	(36,896)	–	–

Total shareowners’ equity	112,327	115,559	112,327	115,559	55,698	57,676

Total liabilities and equity	$829,550	$795,683	$214,850	$214,786	$678,352	$646,485

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $1,826 million and $8,324 million at September 30, 2008, and December 31, 2007, respectively.

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

Condensed Statement of Cash Flows
General Electric Company and consolidated affiliates

	Nine months ended September 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions)	2008	2007	2008	2007	2008	2007

Cash flows – operating activities
Net earnings	$13,688	$15,512	$13,688	$15,512	$6,672	$7,056
Loss from discontinued operations	534	118	534	118	568	1,986
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	8,216	7,431	1,587	1,577	6,629	5,854
Net earnings from continuing operations retained by GECS	–	–	(4,949)	(3,171)	–	–
Deferred income taxes	1,798	828	(454)	278	2,252	550
Decrease (increase) in GE current receivables	(1,344)	(159)	41	1,004	–	–
Increase in inventories	(1,765)	(2,017)	(1,624)	(1,959)	(10)	(4)
Increase (decrease) in accounts payable	(411)	(2,665)	444	(1,071)	(669)	(1,359)
Increase in GE progress collections	3,103	2,998	3,241	2,805	–	–
Provision for losses on GECS financing receivables	4,453	3,132	–	–	4,453	3,132
All other operating activities	(468)	(1,052)	1,127	1,574	(1,751)	(3,000)
Cash from operating activities – continuing operations	27,804	24,126	13,635	16,667	18,144	14,215
Cash from (used for) operating activities – discontinued operations	497	4,099	(9)	(856)	506	4,757
Cash from operating activities	28,301	28,225	13,626	15,811	18,650	18,972

Cash flows – investing activities
Additions to property, plant and equipment	(11,484)	(12,115)	(2,263)	(2,025)	(9,468)	(10,334)
Dispositions of property, plant and equipment	7,286	7,218	–	–	7,286	7,218
Net increase in GECS financing receivables	(26,898)	(24,482)	–	–	(28,359)	(24,662)
Proceeds from sales of discontinued operations	5,423	11,457	203	10,826	5,220	–
Proceeds from principal business dispositions	4,480	2,114	58	1,012	4,422	1,102
Payments for principal businesses purchased	(27,042)	(14,910)	(2,053)	(7,388)	(24,989)	(7,522)
All other investing activities	(3,283)	(6,792)	(56)	(2,108)	(2,948)	(4,519)
Cash from (used for) investing activities – continuing operations	(51,518)	(37,510)	(4,111)	317	(48,836)	(38,717)
Cash from (used for) investing activities – discontinued operations	(616)	(3,973)	9	1,002	(625)	(4,777)
Cash from (used for) investing activities	(52,134)	(41,483)	(4,102)	1,319	(49,461)	(43,494)

Cash flows – financing activities
Net decrease in borrowings (maturities of
90 days or less)	(18,298)	(8,589)	(1,719)	(2,853)	(16,949)	(8,467)
Newly issued debt (maturities longer than 90 days)	99,373	81,450	122	4,663	99,228	76,834
Repayments and other reductions (maturities longer
than 90 days)	(45,055)	(36,801)	(145)	(171)	(44,910)	(36,630)
Net purchases of GE shares for treasury	(1,678)	(7,220)	(1,678)	(7,220)	–	–
Dividends paid to shareowners	(9,308)	(8,651)	(9,308)	(8,651)	(2,291)	(5,871)
All other financing activities	(750)	(1,068)	–	–	(750)	(1,068)
Cash from (used for) financing activities – continuing operations	24,284	19,121	(12,728)	(14,232)	34,328	24,798
Cash used for financing activities – discontinued operations	(4)	(151)	–	(146)	(4)	(5)
Cash from (used for) financing activities	24,280	18,970	(12,728)	(14,378)	34,324	24,793
Increase (decrease) in cash and equivalents	447	5,712	(3,204)	2,752	3,513	271
Cash and equivalents at beginning of year	16,031	14,276	6,702	4,480	9,739	12,629
Cash and equivalents at September 30	16,478	19,988	3,498	7,232	13,252	12,900
Less cash and equivalents of discontinued operations at September 30	177	165	–	–	177	165
Cash and equivalents of continuing operations at September 30	$16,301	$19,823	$3,498	$7,232	$13,075	$12,735

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns and are discussed in Note 17.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2008	2007	2008	2007

Revenues
Technology Infrastructure	$11,450	$10,549	$33,761	$30,309
Energy Infrastructure	9,769	7,386	27,164	21,251
Capital Finance	17,292	16,979	52,242	48,447
NBC Universal	5,073	3,756	12,539	10,865
Consumer & Industrial	2,989	3,163	8,990	9,337
Total segment revenues	46,573	41,833	134,696	120,209
Corporate items and eliminations	661	679	1,606	3,746
Consolidated revenues	$47,234	$42,512	$136,302	$123,955

Segment profit(a)
Technology Infrastructure	$1,900	$1,869	$5,657	$5,408
Energy Infrastructure	1,425	1,086	4,074	3,016
Capital Finance	2,020	3,021	7,602	9,080
NBC Universal	645	589	2,266	2,184
Consumer & Industrial	47	255	329	780
Total segment profit	6,037	6,820	19,928	20,468
Corporate items and eliminations	(39)	(600)	(1,290)	(1,403)
GE interest and other financial charges	(525)	(473)	(1,681)	(1,428)
GE provision for income taxes	(996)	(636)	(2,735)	(2,007)
Earnings from continuing operations	4,477	5,111	14,222	15,630
Earnings (loss) from discontinued operations,
net of taxes	(165)	448	(534)	(118)
Consolidated net earnings	$4,312	$5,559	$13,688	$15,512

(a)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Technology Infrastructure, Energy Infrastructure, NBC Universal and Consumer & Industrial; included in determining segment profit, which we sometimes refer to as “net earnings,” for Capital Finance.

See accompanying notes to condensed, consolidated financial statements.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements for the year ended December 31, 2007, included in our Form 8-K dated October 8, 2008, which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in the financial statements included in our Form 8-K dated October 8, 2008, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated. GE includes Technology Infrastructure, Energy Infrastructure, NBC Universal and Consumer & Industrial. GECS includes Capital Finance. We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

Our accounting policy for sales of goods and services is included below. See Note 1 to the consolidated financial statements for the year ended December 31, 2007, included in our Form 8-K dated October 8, 2008, for a summary of the remainder of our significant accounting policies.

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

Sales of goods in the Consumer & Industrial segment typically do not include multiple product and/or service elements. In contrast, sales of goods in the Technology Infrastructure and Energy Infrastructure segments sometimes include multiple components. Our arrangements with multiple components usually involve future service deliverables such as installation, training or the future delivery of ancillary equipment. In such agreements, the amount assigned to each component is based on the total price and the undelivered component’s objectively determined fair value, determined from sources such as the separate selling price for that or a similar component or from competitor prices for similar components. If fair value of an undelivered component cannot be satisfactorily determined, we defer revenue until all multiple components are delivered.

(8)

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

We account for revenue recognition on agreements for sales of goods and services under power generation unit and uprate contracts; nuclear fuel assemblies; larger oil drilling equipment projects; turbo-machinery unit contracts; military development contracts; and long-term construction projects, including construction of information technology systems in our Healthcare business, under AICPA Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, we estimate total contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, turbo-machinery unit contracts and military development contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress towards contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure SOP 81-1 revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

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

(9)

We sell product services under long-term agreements in our Technology Infrastructure and Energy Infrastructure segments, principally in Aviation, Energy and Transportation, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in Healthcare, where such costs are expected to be on a straight-line basis. All of these agreements are accounted for under Financial Accounting Standards Board (FASB) Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. For the Aviation, Energy and Transportation FTB 90-1 agreements, we recognize related sales based on the extent of our progress towards completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare FTB 90-1 agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

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

Accounting changes

On January 1, 2008, we adopted FASB Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which are more fully discussed in Note 14 to the condensed, consolidated financial statements.

2. Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Form 8-K dated October 8, 2008. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

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

(10)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the second quarter of 2008, we committed to sell GE Money Japan, resulting in the addition of our Japanese mortgage and card businesses to discontinued operations. Subsequent to the end of the second quarter, we reached an agreement to sell these businesses and completed the sale during the third quarter of 2008. In connection with this agreement, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $247 million impairment loss in the first nine months of 2008. Under this agreement, the sale proceeds will be increased or reduced to reflect our portion of actual interest refund claims based on terms specified in the agreement. GE Money Japan revenues from discontinued operations were $209 million and $298 million in the third quarters of 2008 and 2007, respectively, and $760 million and $1,017 million in the first nine months of 2008 and 2007, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $160 million and $1,030 million in the third quarters of 2008 and 2007, respectively, and $508 million and $1,077 million in the first nine months of 2008 and 2007, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $224 million at September 30, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount, if actual claim rates, valid tenders or losses we incur on repurchased loans, are higher than historically observed. WMC revenues from discontinued operations were $(7) million and $(431) million in the third quarters of 2008 and 2007, respectively, and $(64) million and $(1,291) million in the first nine months of 2008 and 2007, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $8 million and $332 million in the third quarters of 2008 and 2007, respectively, and $35 million and $916 million in the first nine months of 2008 and 2007, respectively.

Plastics and Advanced Materials

During the third quarter of 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation. Also, during the fourth quarter of 2006, we sold our Advanced Materials business. Plastics revenues from discontinued operations were $1,001 million in the third quarter of 2007 and $4,286 million in the first nine months of 2007. In total, Plastics and Advanced Materials earnings from discontinued operations, net of taxes, were $5 million and $1,800 million in the third quarters of 2008 and 2007, respectively, and $34 million and $1,868 million in the first nine months of 2008 and 2007, respectively.

Insurance

In total, earnings (losses) from insurance-related discontinued operations, net of taxes, were $(2) million and $10 million in the third quarters of 2008 and 2007, respectively, and $(25) million and $7 million in the first nine months of 2008 and 2007, respectively.

(11)

Summarized financial information for discontinued GE industrial operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Operations
Total revenues	$–	$1,001	$–	$4,286

Earnings from discontinued operations
before income taxes	$10	$28	$–	$238
Income tax benefit (expense)	(4)	61	16	69
Earnings from discontinued operations before
disposal, net of taxes	$6	$89	$16	$307

Disposal
Gain (loss) on disposal before income taxes	$(1)	$2,554	$18	$2,363
Income tax expense	–	(843)	–	(802)
Gain (loss) on disposal, net of taxes	$(1)	$1,711	$18	$1,561

Earnings from discontinued operations, net of taxes(a)	$5	$1,800	$34	$1,868

(a)
The sum of GE industrial earnings from discontinued operations, net of taxes, and GECS loss from discontinued operations, net of taxes, below are reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

Assets of GE industrial discontinued operations were $66 million at December 31, 2007. There were no such assets at September 30, 2008. Liabilities of GE industrial discontinued operations were $188 million and $302 million at September 30, 2008, and December 31, 2007, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business.

Summarized financial information for discontinued GECS operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Operations
Total revenues	$202	$(133)	$696	$(274)

Loss from discontinued operations before
income taxes	$(207)	$(615)	$(516)	$(1,929)
Income tax benefit	50	184	193	863
Loss from discontinued operations,
net of taxes	$(157)	$(431)	$(323)	$(1,066)

Disposal
Loss on disposal before income taxes	$(1,277)	$(1,549)	$(1,499)	$(1,560)
Income tax benefit	1,264	628	1,254	640
Loss on disposal, net of taxes	$(13)	$(921)	$(245)	$(920)

Loss from discontinued operations, net of taxes	$(170)	$(1,352)	$(568)	$(1,986)

(12)

At
(In millions)	September 30, 2008	December 31, 2007

Assets
Cash and equivalents	$177	$300
Financing receivables – net	–	6,675
Other	1,061	1,848
Assets of discontinued operations	$1,238	$8,823

At
(In millions)	September 30, 2008	December 31, 2007

Liabilities
Liabilities of discontinued operations	$743	$1,692

4. GECS Revenues from Services

GECS revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Interest on loans	$7,198	$6,075	$20,426	$17,438
Equipment leased to others	3,967	3,754	11,686	11,207
Fees	1,989	1,661	4,798	4,871
Investment income(a)	604	1,016	2,562	3,630
Financing leases	1,107	1,136	3,456	3,489
Real estate investments	803	1,364	3,102	3,420
Premiums earned by insurance activities	554	583	1,664	1,653
Associated companies	560	663	1,676	1,678
Gross securitization gains	265	368	859	1,479
Other items	805	1,169	3,798	3,443
Total	$17,852	$17,789	$54,027	$52,308

(a)	Included gain on sale of Swiss Reinsurance Company common stock of $566 million during first quarter of 2007.

(13)

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

	Principal Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(1,075)	$(986)	$(3,225)	$(2,959)
Service cost for benefits earned	314	389	934	1,009
Interest cost on benefit obligation	663	599	1,988	1,810
Prior service cost amortization	80	76	242	195
Net actuarial loss amortization	60	173	181	524
Pension plans cost	$42	$251	$120	$579

	Other Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(135)	$(127)	$(412)	$(369)
Service cost for benefits earned	81	97	243	269
Interest cost on benefit obligation	123	117	374	340
Prior service cost amortization	3	2	9	5
Net actuarial loss amortization	21	47	64	130
Pension plans cost	$93	$136	$278	$375

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Expected return on plan assets	$(32)	$(31)	$(98)	$(93)
Service cost for benefits earned	71	120	214	196
Interest cost on benefit obligation	182	163	568	388
Prior service cost amortization	168	187	504	420
Net actuarial gain amortization	(23)	–	(26)	(15)
Retiree benefit plans cost	$366	$439	$1,162	$896

(14)

6. Income Taxes

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

At
(In millions)	September 30, 2008	December 31, 2007

Unrecognized tax benefits	$6,484	$6,331
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,177	4,268
Accrued interest on unrecognized tax benefits	1,179	923
Accrued penalties on unrecognized tax benefits	103	77
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,500	0-1,500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,150	0-1,250

(a)	Some portion of such reduction might be reported as discontinued operations.

The IRS is currently auditing our consolidated income tax returns for 2003-2007. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(15)

7. Earnings Per Share Information

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended September 30
	2008		2007
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$4,478	$4,477	$5,111	$5,111
Earnings (loss) from discontinued operations
for per-share calculation	$(165)	$(165)	$448	$448
Net earnings available for per-share calculation	$4,313	$4,312	$5,559	$5,559

Average equivalent shares
Shares of GE common stock outstanding	9,953	9,953	10,177	10,177
Employee compensation-related shares,
including stock options	17	-	38	-
Total average equivalent shares	9,970	9,953	10,215	10,177

Per-share amounts
Earnings from continuing operations	$0.45	$0.45	$0.50	$0.50
Earnings (loss) from discontinued operations	$(0.02)	$(0.02)	$0.04	$0.04
Net earnings	$0.43	$0.43	$0.54	$0.55

(a)	Including dividend equivalents.

	Nine months ended September 30
	2008		2007
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for
per-share calculation(a)	$14,223	$14,222	$15,631	$15,630
Loss from discontinued operations
for per-share calculation	$(534)	$(534)	$(118)	$(118)
Net earnings available for per-share calculation	$13,689	$13,688	$15,512	$15,512

Average equivalent shares
Shares of GE common stock outstanding	9,965	9,965	10,230	10,230
Employee compensation-related shares,
including stock options	24	-	36	-
Total average equivalent shares	9,989	9,965	10,266	10,230

Per-share amounts
Earnings from continuing operations	$1.42	$1.43	$1.52	$1.53
Loss from discontinued operations	$(0.05)	$(0.05)	$(0.01)	$(0.01)
Net earnings	$1.37	$1.37	$1.51	$1.52

(a)	Including dividend equivalents.

(16)

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

8. Inventories

Inventories consisted of the following.

At
(In millions)	September 30, 2008	December 31, 2007

Raw materials and work in process	$9,343	$7,893
Finished goods	5,364	5,088
Unbilled shipments	649	539
	15,356	13,520
Less revaluation to LIFO	(637)	(623)
Total	$14,719	$12,897

9. GECS Financing Receivables

GECS financing receivables - net, consisted of the following.

At
(In millions)	September 30, 2008	December 31, 2007

Loans, net of deferred income	$352,949	$313,290
Investment in financing leases, net of deferred income	73,487	75,015
	426,436	388,305
Less allowance for losses (Note 10)	(4,648)	(4,238)
Financing receivables – net(a)	$421,788	$384,067

(a)	Included $7,172 million and $9,708 million related to consolidated, liquidating securitization entities at September 30, 2008, and December 31, 2007, respectively.

(17)

Details of GECS financing receivables – net follow.

At
(In millions)	September 30, 2008	December 31, 2007

Commercial Lending and Leasing (CLL)
Equipment and leasing and other	$109,906	$96,817
Commercial and industrial	69,133	58,863
	179,039	155,680

Real Estate	48,090	32,228

GE Money
Non-U.S. residential mortgages(a)	72,117	73,042
Non-U.S. installment and revolving credit	33,554	34,669
U.S. installment and revolving credit	29,058	27,914
Non-U.S. auto	24,281	27,368
Other	12,009	10,198
	171,019	173,191

GECAS(b)	15,483	14,197

Energy Financial Services	8,613	7,898

Other(c)	4,192	5,111
	426,436	388,305
Less allowance for losses	(4,648)	(4,238)
Total	$421,788	$384,067

(a)
At September 30, 2008, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At the origination date, all of these loans were underwritten to the reset value.

(b)	Included loans and financing leases of $13,101 million and $11,685 million at September 30, 2008, and December 31, 2007, respectively, related to commercial aircraft at Aviation Financial Services.
(c)
Included loans and financing leases of $4,192 million and $5,106 million at September 30, 2008, and December 31, 2007, respectively, related to certain consolidated, liquidating securitization entities.

(18)

10. GECS Allowance for Losses on Financing Receivables

(In millions)	Balance January 1, 2008	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance September 30, 2008

CLL
Equipment and leasing
and other	$661	$391	$4	$88	$(536)	$69	$677
Commercial and
industrial	276	233	(10)	5	(164)	12	352

Real Estate	168	47	(4)	8	(10)	1	210

GE Money
Non-U.S. residential
mortgages	246	147	(20)	5	(135)	52	295
Non-U.S. installment
and revolving credit	1,371	1,259	(51)	(6)	(1,968)	722	1,327
U.S. installment and
revolving credit	985	1,908	–	(416)	(1,477)	215	1,215
Non-U.S. auto	324	260	(19)	(40)	(479)	225	271
Other	162	131	(3)	31	(182)	54	193

GECAS	8	47	–	–	(1)	–	54

Energy Financial
Services	19	12	–	3	–	–	34

Other	18	18	–	(1)	(15)	–	20

Total	$4,238	$4,453	$(103)	$(323)	$(4,967)	$1,350	$4,648

(a)	Other primarily included the effects of acquisitions and securitization activity.

11. Property, Plant and Equipment

Property, plant and equipment (including equipment leased to others) – net, consisted of the following.

At
(In millions)	September 30, 2008	December 31, 2007

Original cost	$127,594	$119,571
Less accumulated depreciation and amortization	(47,499)	(41,683)
Property, plant and equipment (including equipment leased to others) - net	$80,095	$77,888

(19)

12. Goodwill and Other Intangible Assets

Goodwill and other intangible assets – net, consisted of the following.

At
(In millions)	September 30, 2008	December 31, 2007

Goodwill	$83,061	$81,116

Other intangible assets
Intangible assets subject to amortization	$13,103	$13,787
Indefinite-lived intangible assets(a)	2,490	2,355
Total	$15,593	$16,142

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

(In millions)	Balance January 1, 2008	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance September 30, 2008

Technology Infrastructure	$26,130	$555	$(216)	$26,469
Energy Infrastructure	9,960	782	(276)	10,466
Capital Finance	25,427	1,729	(837)	26,319
NBC Universal	18,733	403	(155)	18,981
Consumer & Industrial	866	–	(40)	826
Total	$81,116	$3,469	$(1,524)	$83,061

Goodwill balances increased $2,712 million from new acquisitions. The most significant increases related to acquisitions of Hydril Pressure Control ($689 million at Energy Infrastructure), Merrill Lynch Capital ($608 million at Capital Finance), Whatman Plc. ($587 million at Technology Infrastructure), Bank BPH ($399 million at Capital Finance) and CDM Resource Management, Ltd. ($229 million at Capital Finance). During 2008, the goodwill balance increased by $757 million related to purchase accounting adjustments to prior-year acquisitions. The most significant of these adjustments were increases of $211 million and $176 million associated with the 2007 acquisitions of Oxygen Media Corp. by NBC Universal and Sanyo Electric Credit Co., Ltd. by Capital Finance, respectively. In 2008, goodwill balances decreased $870 million as a result of the stronger U.S. dollar.

(20)

Intangible assets subject to amortization

	At
	September 30, 2008			December 31, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$6,560	$(1,576)	$4,984	$6,921	$(1,567)	$5,354
Patents, licenses and trademarks	5,501	(2,156)	3,345	4,989	(1,678)	3,311
Capitalized software	6,939	(4,240)	2,699	6,405	(3,684)	2,721
Lease valuations	1,771	(521)	1,250	1,841	(360)	1,481
Present value of future profits	831	(393)	438	818	(364)	454
All other	729	(342)	387	783	(317)	466
Total	$22,331	$(9,228)	$13,103	$21,757	$(7,970)	$13,787

Consolidated amortization related to intangible assets subject to amortization was $445 million and $546 million for the quarters ended September 30, 2008 and 2007, respectively. Consolidated amortization related to intangible assets subject to amortization for the nine months ended September 30, 2008 and 2007, was $1,469 million and $1,459 million, respectively.

(21)

13. GECS Borrowings

GECS borrowings are summarized in the following table.

At
(In millions)	September 30, 2008	December 31, 2007

Short-term borrowings

Commercial paper
U.S.
Unsecured	$62,252	$72,392
Asset-backed(a)	3,864	4,775
Non-U.S.	25,681	28,711
Current portion of long-term debt(b)	68,152	56,301
Bank deposits(c)(d)	31,781	11,486
Bank borrowings(e)	13,353	6,915
GE Interest Plus notes(f)	8,348	9,590
Other	1,978	2,250
Total	215,409	192,420

Long-term borrowings

Senior notes
Unsecured(g)	302,689	283,097
Asset-backed(h)	5,279	5,528
Extendible notes	2,197	8,500
Subordinated notes(i)(j)	10,854	11,377
Total	321,019	308,502
Total borrowings	$536,428	$500,922

(a)	Consists entirely of obligations of consolidated, liquidating securitization entities.
(b)	Included $397 million and $1,106 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2008, and December 31, 2007, respectively.
(c)	Included $16,305 million and $10,789 million of deposits in non-U.S. banks at September 30, 2008, and December 31, 2007, respectively.
(d)	Included certificates of deposits distributed by brokers of $15,476 million and $697 million at September 30, 2008, and December 31, 2007, respectively.
(e)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(f)	Entirely variable denomination floating rate demand notes.
(g)	Included $1,684 million of certificates of deposits with maturities greater than one year at September 30, 2008, and no such certificates of deposits at December 31, 2007.
(h)	Included $2,421 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2008, and December 31, 2007, respectively.
(i)	Included $750 million of subordinated notes guaranteed by GE at September 30, 2008, and December 31, 2007.
(j)	Included $7,741 million and $8,064 million of subordinated debentures receiving rating agency equity credit at September 30, 2008, and December 31, 2007, respectively.

(22)

14. Fair Value Measurements

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

When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

(23)

As part of our adoption of SFAS 157 in the first quarter of 2008, we conducted a review of our primary pricing vendor, with the assistance of an accounting firm, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. More specifically, we used a combination of approaches to validate that the process used by the pricing vendor is consistent with the requirements of the standard and that the levels assigned to these valuations are reasonable. While we were not provided access to proprietary models of the vendor, our review included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities, a process we have continued to perform for each reporting period. Based on this examination, and the ongoing review performed, we believe that the valuations used in our financial statements are reasonable and are appropriately classified in the fair value hierarchy. As of September 30, 2008, the valuation provided by pricing services was $27,897 million and was classified in Level 2. The valuations provided by pricing services based on significant unobservable inputs was insignificant and those investment securities are classified as Level 3.

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3. We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Level 3 investment securities valued using non-binding broker quotes totaled $2,061 million at September 30, 2008, and were classified as available-for-sale securities.

We receive one quote for Level 2 and Level 3 securities where third party quotes are used as our basis for fair value measurement. As is the case with our primary pricing vendor, third party providers of quotes do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities at least quarterly to ensure reasonability of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. Based on the information available, we believe that the fair values provided by the brokers are consistent with the principles of SFAS 157.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include any comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third party transactions in that security. Our valuation methodology for private equity investments is applied consistently and these investments are generally included in Level 3.

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

(24)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2008. Included in the table are investment securities of $21,994 million, primarily supporting obligations to annuitants and policyholders in our run-off insurance businesses, and $9,953 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $6,521 million and $3,306 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $5,944 million.

September 30, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,382	$29,065	$13,012	$–	$43,459
Derivatives	–	9,484	1,054	(4,017)	6,521
Other(b)	1	1,121	1,220	–	2,342
Total	$1,383	$39,670	$15,286	$(4,017)	$52,322

Liabilities
Derivatives	$7	$7,176	$206	$(4,083)	$3,306
Other(c)	–	1,646	–	–	1,646
Total	$7	$8,822	$206	$(4,083)	$4,952

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

(25)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 30, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments for the three months ended September 30, 2008

(In millions)	July 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	Sep- tember 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at Sep- tember 30, 2008(c)

Investment securities	$13,830	$278	$(321)	$(484)	$(291)	$13,012	$128
Derivatives(d)(e)	491	414	18	(61)	9	871	359
Other	1,349	(84)	(39)	(5)	(1)	1,220	(88)
Total	$15,670	$608	$(342)	$(550)	$(283)	$15,103	$399

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.

(d)	Earnings from Derivatives were more than offset by $190 million in losses from related derivatives included in Level 2 and $253 million in losses from qualifying fair value hedges.
(e)	Represents derivative assets net of derivative liabilities and includes cash accruals of $23 million not reflected in the fair value hierarchy table.

(26)

Changes in Level 3 instruments for the nine months ended September 30, 2008

(In millions)	Jan- uary 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	Sep- tember 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at Sep- tember 30, 2008(c)

Investment securities	$12,447	$619	$(503)	$60	$389	$13,012	$101
Derivatives(d)(e)	265	719	40	(162)	9	871	554
Other	1,330	(110)	(9)	(41)	50	1,220	(54)
Total	$14,042	$1,228	$(472)	$(143)	$448	$15,103	$601

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.

(d)	Earnings from Derivatives were partially offset by $275 million in losses from related derivatives included in Level 2 and $309 million in losses from qualifying fair value hedges.
(e)	Represents derivative assets net of derivative liabilities and includes cash accruals of $23 million not reflected in the fair value hierarchy table.

Certain assets measured at fair value on a non-recurring basis, and therefore not included in the preceding tables, were $257 million identified as Level 2 and $1,971 million identified as Level 3. We recognized $121 million and $383 million of losses related to non-recurring fair value measurements of loans, and $199 million and $275 million of other-than-temporary impairments of cost and equity method investments during the third quarter and first nine months of 2008, respectively.

15. Shareowners’ Equity

A summary of increases (decreases) in shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Net earnings	$4,312	$5,559	$13,688	$15,512
Investment securities - net	(1,086)	3	(2,414)	(1,156)
Currency translation adjustments - net	(4,912)	1,979	(3,508)	3,723
Cash flow hedges - net	(1,622)	(789)	(1,500)	(60)
Benefit plans - net	210	(2,045)	924	(1,525)
Total	$(3,098)	$4,707	$7,190	$16,494

(27)

16. Off-Balance Sheet Arrangements

The following table represents assets in off-balance sheet securitization entities.

At
(In millions)	September 30, 2008	December 31, 2007

Receivables secured by
Equipment	$6,169	$6,552
Commercial real estate	8,333	9,244
Other assets	11,085	12,880
Credit card receivables	21,910	22,793
Trade receivables	2,562	2,036
Total securitized assets(a)(b)	$50,059	$53,505

(a)
At September 30, 2008, and December 31, 2007, liquidity support amounted to $2,301 million and $2,810 million, respectively. Credit support amounted to $2,319 million and $2,804 million at September 30, 2008, and December 31, 2007, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million at both September 30, 2008, and December 31, 2007.

17. Intercompany Transactions

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

	Nine months ended September 30
(In millions)	2008	2007

Sum of GE and GECS cash from operating activities – continuing operations	$31,779	$30,882
Elimination of GECS dividend to GE	(2,291)	(5,871)
Net increase in GE customer receivables sold to GECS	(1,255)	(772)
Other reclassifications and eliminations	(429)	(113)
Consolidated cash from operating activities – continuing operations	$27,804	$24,126

(28)

	Nine months ended September 30
(In millions)	2008	2007

Sum of GE and GECS cash used for investing activities – continuing operations	$(52,947)	$(38,400)
Net increase in GE customer receivables sold to GECS	1,255	772
Other reclassifications and eliminations	174	118
Consolidated cash used for investing activities – continuing operations	$(51,518)	$(37,510)

	Nine months ended September 30
(In millions)	2008	2007

Sum of GE and GECS cash from financing activities – continuing operations	$21,600	$10,566
Elimination of short-term intercompany borrowings(a)	370	2,731
Elimination of GECS dividend to GE	2,291	5,871
Other reclassifications and eliminations	23	(47)
Consolidated cash from financing activities – continuing operations	$24,284	$19,121

(a)	Represents GE investment in GECS short-term borrowings, such as commercial paper.

18. Subsequent Events

On October 7, 2008, GE completed an offering of 547,825,000 shares of common stock at a price of $22.25 per share. The underwriters of the offering have an option expiring November 1, 2008 to purchase from GE up to an additional 82,173,750 shares.

On October 16, 2008, GE issued 30,000 shares of GE’s 10% cumulative perpetual preferred stock, par value $1.00 per share, having an aggregate liquidation value of $3.0 billion, and warrants to purchase 134,831,460 shares of GE’s common stock, par value $0.06 per share, for an aggregate purchase price of $3.0 billion in cash. The preferred stock is redeemable at GE’s option after three years, in whole or in part, at a price of 110% of liquidation value plus accrued and unpaid dividends. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, for five years at an exercise price of $22.25 per share of common stock and are settled through physical share issuance.

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

(29)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

General Electric Company’s earnings from continuing operations decreased 12% to $4.477 billion in the third quarter of 2008 compared with $5.111 billion in 2007. Earnings per share (EPS) from continuing operations were $0.45 in the third quarter of 2008, down 10% compared with $0.50 in the third quarter of 2007.

For the first nine months of 2008, earnings from continuing operations decreased 9% to $14.222 billion compared with $15.630 billion for the same period in 2007. EPS from continuing operations were $1.42 in the first nine months of 2008, down 7% compared with $1.52 in the first nine months of 2007.

Loss from discontinued operations, net of taxes, was $0.2 billion in the third quarter of 2008 compared with earnings of $0.4 billion for the same period in 2007, including the results of our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), Plastics, Advanced Materials, most of GE Insurance Solutions Corporation (GE Insurance Solutions), GE Life and Genworth Financial, Inc. (Genworth).

Loss from discontinued operations, net of taxes, was $0.5 billion in the first nine months of 2008 compared with $0.1 billion for the same period in 2007.

Net earnings decreased 22% to $4.312 billion and EPS decreased 20% to $0.43 in the third quarter of 2008 compared with $5.559 billion and $0.54, respectively, in the third quarter of 2007.

For the first nine months of 2008, net earnings decreased 12% to $13.688 billion compared with $15.512 billion for the same period in 2007, and EPS decreased 9% to $1.37 compared with $1.51 in the first nine months of 2007.

Revenues of $47.2 billion in the third quarter of 2008 were 11% higher than in the corresponding period of 2007, reflecting organic growth of 3%, the weaker U.S. dollar, the net effects of acquisitions and dispositions and the effects of the 2008 Olympics broadcasts. A reconciliation between reported and organic revenues is shown in Exhibit 99. Industrial sales increased 17% to $28.9 billion, reflecting strong organic growth, the effects of the 2008 Olympics broadcasts, the weaker U.S. dollar and the net effects of acquisitions and dispositions. Sales of product services (including sales of spare parts and related services) grew 8% to $8.5 billion in the third quarter of 2008. Financial services revenues increased 2% over the comparable period of last year to $18.4 billion, reflecting the net effects of acquisitions and dispositions and the weaker U.S. dollar, partially offset by organic revenue declines.

Revenues for the first nine months of 2008 rose 10% to $136.3 billion compared with $124.0 billion for the first nine months of 2007. Industrial sales of $80.9 billion were 15% higher than in 2007 reflecting strong organic growth, the net effects of acquisitions and dispositions, the weaker U.S. dollar and the effects of the 2008 Olympics broadcasts. Financial services revenues for the first nine months of 2008 increased 5% to $55.5 billion as a result of the effects of acquisitions and dispositions and the weaker U.S. dollar, partially offset by organic revenue declines, including the 2007 gain on sale of Swiss Reinsurance Company (Swiss Re) common stock.

(30)

Overall, acquisitions contributed $1.7 billion and $2.2 billion to consolidated revenues in the third quarters of 2008 and 2007, respectively. Our consolidated earnings in the third quarters of 2008 and 2007 included approximately $0.2 billion and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $1.1 billion in the third quarters of 2008 and 2007, respectively. The effect of dispositions on earnings was an insignificant amount in the third quarter of 2008 and a decrease of $0.2 billion in the third quarter of 2007.

Acquisitions contributed $6.1 billion and $5.3 billion to consolidated revenues in the first nine months of 2008 and 2007, respectively. Our consolidated net earnings in the first nine months of 2008 and 2007 included approximately $0.6 billion and $0.3 billion, respectively, from acquired businesses. Dispositions also affected our operations through higher revenues of $0.3 billion in the first nine months of 2008 and lower revenues of $2.9 billion in the first nine months of 2007. The effects of dispositions on earnings was an increase of $0.4 billion and $0.3 billion in the first nine months of 2008 and 2007, respectively.

The most significant acquisitions affecting results in 2008 were Smiths Aerospace Group Ltd. and Whatman Plc. at Technology Infrastructure; Vetco Gray; Hydril Pressure Control; and Sondex PLC at Energy Infrastructure; Regency Energy Partners LP; Merrill Lynch Capital; Sanyo Electric Credit Co., Ltd. (Sanyo); CitiCapital; Bank BPH; and Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. at Capital Finance; and Oxygen Media Corp. and Sparrowhawk Holdings Ltd. at NBC Universal.

We continue to explore strategic options for our Consumer & Industrial segment, including our Appliance business.

Segment Operations

Operating segments comprise our five businesses focused on the broad markets they serve: Technology Infrastructure, Energy Infrastructure, Capital Finance, NBC Universal and Consumer & Industrial.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Technology Infrastructure, Energy Infrastructure, NBC Universal and Consumer & Industrial; included in determining segment profit, which we sometimes refer to as “net earnings,” for Capital Finance.

We have reclassified certain prior-period amounts to conform to the current-period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(31)

Technology Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$11,450	$10,549	$33,761	$30,309

Segment profit	$1,900	$1,869	$5,657	$5,408

Revenues
Aviation	$4,841	$4,240	$14,084	$11,770
Enterprise Solutions	1,192	1,137	3,532	3,192
Healthcare	4,191	4,062	12,569	12,002
Transportation	1,256	1,109	3,606	3,344

Segment profit
Aviation	$834	$736	$2,523	$2,263
Enterprise Solutions	187	193	503	462
Healthcare	634	692	1,909	2,021
Transportation	255	253	750	684

Technology Infrastructure revenues increased 9%, or $0.9 billion, in the third quarter of 2008 on higher volume ($0.6 billion), the weaker U.S. dollar ($0.2 billion) and higher prices ($0.1 billion). The increase in volume reflected increased sales of commercial and military engines at Aviation, global locomotives at Transportation, and services at Healthcare. The effects of the weaker U.S. dollar were primarily at Healthcare. Higher prices were primarily at Aviation, partially offset by lower prices at Healthcare.

Segment profit rose 2% as higher prices ($0.1 billion), higher volume ($0.1 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.3 billion). The increase in volume, effects of productivity and higher material and other costs primarily related to Aviation.

Technology Infrastructure revenues rose 11% to $33.8 billion for the nine months ended September 30, 2008, on higher volume ($2.8 billion), the weaker U.S. dollar ($0.6 billion) and higher prices ($0.1 billion). The increase in volume reflected the effects of acquisitions and increased sales of military and commercial engines and services at Aviation; increased sales in the international diagnostic imaging, clinical systems and life science businesses, as well as surgical imaging equipment at Healthcare; increased equipment sales at Transportation; and increases at Digital Energy and Sensing and Inspection at Enterprise Solutions. The effects of the weaker U.S. dollar were at Healthcare and Enterprise Solutions. Higher prices were primarily at Aviation and Transportation, partially offset by lower prices at Healthcare.

Segment profit for the first nine months of 2008 rose 5% to $5.7 billion compared with $5.4 billion in 2007, as higher volume ($0.5 billion), productivity ($0.4 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.7 billion). Volume increases were primarily at Aviation. The effects of productivity were primarily at Healthcare and Transportation. The increase in material costs was primarily at Aviation and Transportation, partially offset by a decrease at Healthcare. Labor and other costs increased across all businesses of the segment.

(32)

Energy Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$9,769	$7,386	$27,164	$21,251

Segment profit	$1,425	$1,086	$4,074	$3,016

Revenues
Energy	$7,392	$5,357	$20,367	$15,534
Oil & Gas	1,891	1,699	5,321	4,668

Segment profit
Energy	$1,109	$818	$3,241	$2,410
Oil & Gas	305	237	721	528

Energy Infrastructure revenues rose 32%, or $2.4 billion, in the third quarter of 2008 on higher volume ($1.7 billion), higher prices ($0.5 billion) and the weaker U.S. dollar ($0.2 billion). The increase in volume reflected increased sales of thermal and wind equipment at Energy, and the effects of acquisitions and increased sales of services at Oil & Gas. The increase in price was primarily at Energy, while the effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas.

Segment profit rose 31%, or $0.3 billion, as higher prices ($0.5 billion) and higher volume ($0.3 billion) more than offset the effects of productivity ($0.2 billion) and higher material and other costs ($0.2 billion). The increase in volume primarily related to Energy. The effects of productivity and higher material and other costs were across all businesses of the segment.

Energy Infrastructure revenues rose 28% to $27.2 billion for the first nine months ended September 30, 2008, on higher volume ($4.2 billion), higher prices ($1.0 billion) and the weaker U.S. dollar ($0.8 billion). The increase in volume reflected increased sales of thermal and wind equipment at Energy and the effects of acquisitions and increased sales of services at Oil & Gas. Higher prices and the effects of the weaker U.S. dollar were across all businesses of the segment.

Segment profit for the first nine months rose 35% to $4.1 billion compared with $3.0 billion in 2007, as higher prices ($1.0 billion), higher volume ($0.8 billion) and the weaker U.S. dollar ($0.1 billion) more than offset higher material and other costs ($0.5 billion) and productivity ($0.3 billion). The increase in volume, material and other cost increases and the effects of productivity were primarily at Energy.

(33)

Capital Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$17,292	$16,979	$52,242	$48,447

Segment profit	$2,020	$3,021	$7,602	$9,080

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets	$622,135	$553,959	$583,965

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues
Commercial Lending and Leasing (CLL)	$6,547	$6,862	$20,525	$19,859
Energy Financial Services	1,261	832	3,020	1,573
GECAS	1,265	1,195	3,690	3,660
GE Money	6,540	6,153	19,481	18,246
Real Estate	1,679	1,937	5,526	5,109

Segment profit
CLL	$394	$905	$2,005	$2,633
Energy Financial Services	306	255	606	501
GECAS	285	274	955	960
GE Money	791	947	2,832	3,306
Real Estate	244	640	1,204	1,680

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Assets
CLL	$252,477	$220,391	$229,608
Energy Financial Services	21,856	17,493	18,705
GECAS	49,841	47,038	47,189
GE Money	209,222	196,840	209,178
Real Estate	88,739	72,197	79,285

Capital Finance revenues increased 2% and net earnings decreased 33% compared with the third quarter of 2007. Revenues for the third quarters of 2008 and 2007 included $1.4 billion and $0.3 billion of revenue from acquisitions, respectively, and in 2008 were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also decreased $0.7 billion compared with the third quarter of 2007 as a result of organic revenue declines, partially offset by the weaker U.S. dollar. Net earnings decreased by $1.0 billion in the third quarter of 2008 compared with the third quarter of 2007.

(34)

Capital Finance revenues increased 8% and net earnings decreased 16% compared with the first nine months of 2007. Revenues for the first nine months of 2008 and 2007 included $3.6 billion and $0.5 billion of revenue from acquisitions, respectively, and in 2008 were increased by $0.1 billion as a result of dispositions. Revenues for the first nine months also increased $0.7 billion compared with the first nine months of 2007 as a result of the weaker U.S. dollar, partially offset by organic revenue declines. Net earnings decreased by $1.5 billion in the first nine months of 2008 compared with the first nine months of 2007.

Additional information about certain Capital Finance businesses follows.

CLL revenues decreased 5% and net earnings decreased 56% compared with the third quarter of 2007. Revenues for the third quarter of 2008 included $0.4 billion from acquisitions. Revenues for the quarter decreased $0.7 billion compared with the third quarter of 2007 as a result of organic revenue declines ($0.9 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings decreased by $0.5 billion in the third quarter of 2008, resulting from core declines ($0.5 billion), partially offset by acquisitions ($0.1 billion). Net earnings included the effects of higher mark-to-market losses and other-than-temporary impairments ($0.3 billion) and Genpact mark-to-market losses ($0.2 billion), and the absence of the effects of the 2007 SES transaction ($0.1 billion).

CLL revenues increased 3% and net earnings decreased 24% compared with the first nine months of 2007. Revenues for the first nine months of 2008 and 2007 included $1.3 billion and $0.2 billion from acquisitions, respectively, and in 2008 were reduced by $0.2 billion as a result of dispositions. Revenues for the first nine months decreased $0.2 billion compared with the first nine months of 2007 as a result of organic revenue declines ($1.0 billion), partially offset by the weaker U.S. dollar ($0.8 billion). Net earnings decreased by $0.6 billion in the first nine months of 2008, resulting from core declines ($1.0 billion), including an increase of $0.1 billion in the provision for losses on financing receivables and lower investment income ($0.1 billion), partially offset by acquisitions ($0.3 billion) and higher securitization ($0.1 billion). Net earnings included the effects of higher mark-to-market losses and other-than-temporary impairments ($0.5 billion), and the absence of the effects of the 2007 SES transaction ($0.6 billion), partially offset by Genpact mark-to-market gains ($0.3 billion). These results also included a gain on sale of a portion of our investment in Penske Truck Leasing Co., L.P. ($0.1 billion).

Energy Financial Services revenues and net earnings increased 52% and 20%, respectively, compared with the third quarter of 2007. Revenues for the third quarters of 2008 and 2007 included $0.6 billion and $0.3 billion from acquisitions. Revenues for the quarter also increased $0.1 billion compared with the third quarter of 2007 as a result of organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core growth.

Energy Financial Services revenues and net earnings increased 92% and 21%, respectively, compared with the first nine months of 2007. Revenues for the first nine months of 2008 and 2007 included $1.5 billion and $0.3 billion from acquisitions. Revenues for the first nine months also increased $0.2 billion compared with the first nine months of 2007 as a result of organic revenue growth ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion).

GECAS revenues and net earnings increased 6% and 4%, respectively, compared with the third quarter of 2007. The increase in revenues resulted primarily from organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core growth.

GECAS revenues increased 1% and net earnings decreased 1% compared with the first nine months of 2007. The increase in revenues is primarily as a result of organic revenue growth ($0.1 billion), partially offset by lower investment income ($0.1 billion). The decrease in net earnings resulted primarily from lower investment income, partially offset by core growth.

(35)

GE Money revenues increased 6% and net earnings decreased 16% compared with the third quarter of 2007. Revenues for the third quarter of 2008 included $0.3 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased $0.2 billion compared with the third quarter of 2007 as a result of the weaker U.S. dollar ($0.3 billion), partially offset by organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from core declines ($0.2 billion), including the effects of higher delinquencies of $0.2 billion, and lower securitization income ($0.1 billion), partially offset by growth in lower-taxed earnings from global operations ($0.1 billion).

GE Money revenues increased 7% and net earnings decreased 14% compared with the first nine months of 2007. Revenues for the first nine months of 2008 included $0.4 billion from acquisitions and $0.4 billion from the gain on sale of our CPS business and were reduced by $0.1 billion from dispositions. Revenues for the first nine months also increased $0.5 billion compared with the first nine months of 2007 as a result of the weaker U.S. dollar ($1.1 billion), partially offset by organic revenue declines ($0.6 billion). The decrease in net earnings resulted primarily from core declines ($0.8 billion) (including lower results reflecting the effects of higher delinquencies of $0.5 billion) and lower securitization income ($0.4 billion). These decreases were partially offset by growth in lower-taxed earnings from global operations ($0.4 billion), the gain on the sale of our CPS business ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion).

Real Estate revenues decreased 13% and net earnings decreased 62% compared with the third quarter of 2007. Revenues for the third quarter included $0.1 billion from acquisitions. Revenues for the quarter decreased $0.3 billion compared with the third quarter of 2007 as a result of organic revenue declines ($0.4 billion), partially offset by the weaker U.S. dollar ($0.1 billion). Real Estate net earnings decreased $0.4 billion compared with the third quarter of 2007, primarily from a decline in net earnings from real estate equity investments ($0.5 billion), partially offset by an increase in net earnings from real estate lending ($0.1 billion).

Real Estate assets at September 30, 2008 increased $9.5 billion, or 12%, from December 31, 2007, including $13.2 billion, or 36%, attributable to an increase in real estate lending, partially offset by a $3.5 billion, or 9%, decline in real estate equity investments. During the first nine months of 2008, we sold real estate equity investment assets with a book value totaling $5.1 billion, which resulted in net earnings of $1.2 billion that were partially offset by depreciation and other expenses.

Real Estate revenue increased 8% and net earnings decreased 28% compared with the first nine months of 2007. Revenues for the first nine months of 2008 included $0.3 billion from acquisitions. Revenues for the first nine months increased $0.2 billion compared with the first nine months of 2007 as a result of the weaker U.S. dollar ($0.3 billion), partially offset by organic revenue declines ($0.1 billion).

Real Estate net earnings decreased $0.5 billion compared with the first nine months of 2007, primarily from a decline in net earnings from real estate equity investments ($0.5 billion), partially offset by an increase in net earnings from real estate lending ($0.1 billion). Net earnings from the sale of real estate equity investments were lower as a result of increasingly difficult market conditions experienced in the first nine months of 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g. market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

NBC Universal revenues of $5.1 billion increased 35%, or $1.3 billion, in the third quarter of 2008, on revenues from the Olympics broadcasts ($1.0 billion) and higher revenues in film ($0.2 billion) and cable ($0.2 billion). Segment profit of $0.6 billion increased 10% as higher earnings from cable ($0.1 billion) and film ($0.1 billion) and proceeds from insurance claims ($0.1 billion) more than offset losses from the Olympics broadcasts.

(36)

NBC Universal reported revenues of $12.5 billion in the first nine months of 2008, an increase of $1.7 billion or 15% from the first nine months of 2007, reflecting revenues from the Olympics broadcasts ($1.0 billion), higher revenues in cable ($0.6 billion) and film ($0.3 billion), partially offset by lower revenues in broadcast television ($0.2 billion) and lower gains from other actions ($0.1 billion). Segment profit of $2.3 billion increased 4% as higher earnings from cable ($0.3 billion) and proceeds from insurance claims ($0.1 billion) more than offset losses from lower earnings from broadcast television ($0.1 billion) and the Olympics broadcasts.

Consumer & Industrial revenues of $3.0 billion decreased 6%, or $0.2 billion, in the third quarter of 2008 compared with the third quarter of 2007 as lower volume ($0.3 billion) was partially offset by higher prices and the weaker U.S. dollar. The decrease in volume reflected tightened spending in the U.S. domestic market. Segment profit decreased 82%, or $0.2 billion, in the third quarter of 2008 as higher material and other costs ($0.1 billion) and the effects of productivity ($0.1 billion) were partially offset by higher prices.

Consumer & Industrial revenues of $9.0 billion decreased 4%, or $0.3 billion, for the nine months ended September 30, 2008, as lower volume ($0.6 billion) was partially offset by the weaker U.S. dollar ($0.1 billion) and higher prices ($0.1 billion). The decrease in volume reflected tightened spending in the U.S. domestic market. Segment profit of $0.3 billion decreased 58%, or $0.5 billion, for the nine months ended September 30, 2008, as higher material and other costs ($0.3 billion), the effects of productivity ($0.1 billion) and lower volume ($0.1 billion) were partially offset by higher prices ($0.1 billion).

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Earnings (loss) from discontinued operations,
net of taxes	$(165)	$448	$(534)	$(118)

Discontinued operations is comprised of GE Money Japan, WMC, Plastics, Advanced Materials, GE Insurance Solutions, GE Life, and Genworth. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the third quarter of 2008, reflected loss from operations ($0.2 billion), primarily at GE Money Japan.

Loss from discontinued operations, net of taxes, for the first nine months of 2008, primarily reflected loss from operations ($0.3 billion) and the estimated incremental loss on disposal ($0.2 billion) at GE Money Japan.

Earnings from discontinued operations, net of taxes, for the third quarter of 2007, primarily reflected the estimated gain on disposal ($1.7 billion) and earnings from operations ($0.1 billion) at Plastics, partially offset by the estimated incremental loss on disposal ($0.9 billion) at Lake and the loss from operations at WMC ($0.3 billion) and GE Money Japan ($0.1 billion).

(37)

Loss from discontinued operations, net of taxes, for the first nine months of 2007, reflected the estimated incremental loss on disposal ($0.9 billion) at Lake and the loss from operations at WMC ($0.9 billion) and GE Money Japan ($0.2 billion), partially offset by the estimated gain on disposal ($1.6 billion) and earnings from operations ($0.3 billion) at Plastics.

For additional information related to discontinued operations, see Note 3 to the condensed, consolidated financial statements.

Corporate items and eliminations revenues in the third quarter of 2008 were flat compared with 2007 because of an increase in gains on dispositions ($0.1 billion) and a gain on termination of a derivative contract ($0.2 billion), offset by lower revenues from insurance activities ($0.2 billion) and lower revenues from guaranteed investment contracts ($0.1 billion). Corporate items and eliminations costs decreased by $0.6 billion reflecting a decrease in restructuring, rationalization and other charges ($0.5 billion), higher gains on dispositions ($0.1 billion), and a gain on termination of a derivative contract ($0.1 billion), partially offset by lower income from insurance activities ($0.1 billion).

Corporate items and eliminations revenues for the first nine months of 2008 decreased $2.1 billion because of a decrease in gains on dispositions ($0.8 billion), the lack of a current-year counterpart to the gain on sale of Swiss Re common stock ($0.6 billion), lower revenues from insurance activities ($0.4 billion) and lower revenues from guaranteed investment contracts ($0.2 billion), partially offset by a gain on termination of a derivative contract ($0.2 billion). Corporate items and eliminations cost for the first nine months of 2008 decreased $0.1 billion reflecting decreases in restructuring, rationalization and other charges ($0.8 billion), lower pension costs ($0.2 billion) and a decrease in GECS taxes ($0.2 billion), partially offset by the lack of a current-year counterpart to the gain on sale of Swiss Re common stock ($0.3 billion), lower gains on dispositions ($0.7 billion) and lower income from insurance activities ($0.2 billion). (GECS amounts on an after-tax basis.)

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the third quarter of 2008, these included $0.1 billion at NBC Universal, primarily technology and product development costs. For the first nine months of 2008 such amounts comprised $0.3 billion at NBC Universal, $0.2 billion at each of Technology Infrastructure and Consumer & Industrial, and $0.1 billion at Energy Infrastructure, primarily for restructuring, rationalization and other charges, and for technology and product development costs.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first nine months of 2008, we completed the acquisitions of Merrill Lynch Capital, CitiCapital, Bank BPH, Hydril Pressure Control and Whatman Plc.

•	The U.S. dollar was stronger at September 30, 2008, than at December 31, 2007, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $829.6 billion at September 30, 2008, an increase of $33.9 billion from December 31, 2007. GE assets increased $0.1 billion, and financial services assets increased $31.9 billion.

(38)

GE assets were $214.9 billion at September 30, 2008, a $0.1 billion increase from December 31, 2007. The increase reflects a $2.9 billion increase in all other assets, a $1.8 billion increase in inventories and a $1.1 billion increase in goodwill, partially offset by a $3.2 billion decrease in cash and equivalents, a $2.0 billion decrease in investment in GECS, a $0.3 billion decrease in current receivables and a $0.2 billion decrease in other intangible assets – net.

Financial Services assets were $678.4 billion at September 30, 2008. The $31.9 billion increase from December 31, 2007, was primarily attributable to increases in financing receivables – net of $37.7 billion, cash and equivalents of $3.6 billion and property, plant and equipment (including equipment leased to others) – net of $2.0 billion, partially offset by decreases in assets of discontinued operations of $7.6 billion, all other assets of $1.8 billion and investment securities of $1.8 billion.

Consolidated liabilities of $708.2 billion at September 30, 2008, were $36.1 billion higher than the year-end 2007 balance. GE liabilities increased $3.1 billion, while financial services liabilities increased $33.0 billion.

GE liabilities were $95.9 billion at September 30, 2008. During 2008, short-term borrowings increased $0.3 billion to $4.4 billion and long-term borrowings decreased $1.6 billion to $10.0 billion. The ratio of borrowings to total capital invested for GE at the end of the third quarter was 10.8% compared with 11.4% at the end of last year and 9.6% at September 30, 2007.

Financial Services liabilities increased $33.0 billion from year-end 2007 to $620.3 billion reflecting increases in total borrowings of $35.5 billion and deferred income taxes of $1.2 billion, partially offset by decreases in all other liabilities of $2.6 billion.

Cash Flows

Consolidated cash and equivalents were $16.3 billion at September 30, 2008, an increase of $0.6 billion during the first nine months of 2008. Cash and equivalents amounted to $19.8 billion at September 30, 2007, an increase of $5.7 billion from December 31, 2006.

We evaluate our cash flow performance by reviewing our industrial (non-financial services) businesses and financial services businesses separately. Cash from operating activities (CFOA) is the principal source of cash generation for our industrial businesses. The industrial businesses also have liquidity available via the public capital markets. Our financial services businesses use a variety of financial resources to meet our capital needs. Cash for financial services businesses is primarily provided from the issuance of term debt and commercial paper in the public and private markets, as well as financing receivables collections, sales and securitizations.

GE Cash Flow

GE cash and equivalents aggregated $3.5 billion at September 30, 2008, compared with $7.2 billion at September 30, 2007. GE CFOA totaled $13.6 billion for the first nine months of 2008 compared with $16.7 billion for the first nine months of 2007. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Nine months ended September 30
(In billions)	2008	2007

Operating cash collections	$85.0	$73.3
Operating cash payments	(73.7)	(62.5)
Cash dividends from GECS	2.3	5.9
GE cash from operating activities (GE CFOA)	$13.6	$16.7

(39)

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $11.7 billion during the first nine months of 2008. This increase is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of material and services necessary in a diversified global organization. GE operating cash payments increased in the first nine months of 2008 by $11.2 billion, comparable to the increase in GE total costs and expenses.

Dividends from GECS represented the distribution of a portion of GECS retained earnings, including special dividends from proceeds of certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses. The amounts we show in GE CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. There were no special dividends paid by GECS to GE in the first nine months of 2008 compared with $2.7 billion in the first nine months of 2007. Beginning in the third quarter of 2008, GECS decreased its normal dividend from 40% to 10% of GECS earnings.

GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use in any given period. The incremental cash generated or used from the sale of customer receivables (net effect) is the amount of cash received for receivables sold in a period less the amount of cash collected on receivables previously sold. This net effect represents the cash generated or used in the period related to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS increased GE CFOA by $1.3 billion for the nine months ended September 30, 2008, compared with an increase of $0.8 billion for the nine months ended September 30, 2007. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECS.

GECS Cash Flow

GECS cash and equivalents aggregated $13.1 billion at September 30, 2008, compared with $12.7 billion at September 30, 2007. GECS CFOA totaled $18.1 billion for the first nine months of 2008 compared with $14.2 billion for the first nine months of 2007. The increase is primarily the result of increased collections of interest from loans and finance leases and rental income from operating leases, resulting primarily from core growth and currency exchange; and increases in cash collateral received from counterparties on derivative contracts and security deposits. These increases were partially offset by increases in interest payments resulting from increased borrowings, and taxes paid.

GECS principal use of cash has been investing in assets to grow its businesses. Of the $48.8 billion that GECS invested during the first nine months of 2008, $28.4 billion was used for additions to financing receivables; $25.0 billion was used for acquisitions of new businesses, the largest of which were Merrill Lynch Capital, CitiCapital and Bank BPH; and $9.5 billion was used to invest in new equipment, principally for lease to others.

GECS paid dividends to GE through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. Dividends paid to GE totaled $2.3 billion in the first nine months of 2008 compared with $5.9 billion in the first nine months of 2007. There were no special dividends paid to GE in the first nine months of 2008 compared with $2.7 billion in the first nine months of 2007. During the first nine months of 2008, GECS borrowings with maturities of 90 days or less have decreased by $16.9 billion. New borrowings of $99.2 billion having maturities longer than 90 days were added during the first nine months of 2008, while $44.9 billion of such long-term borrowings were retired.

(40)

Intercompany Eliminations

Effects of transactions between related companies are eliminated and consist primarily of GECS services for trade receivables management and material procurement; GE customer receivables sold to GECS; buildings and equipment (including automobiles) leased by GE from GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; medical equipment manufactured by GE that is leased by GECS to others; and various investments, loans and allocations of GE corporate overhead costs. See Note 17 to the condensed, consolidated financial statements for further information related to intercompany eliminations.

The lack of a current-year counterpart to last year’s $2.7 billion GECS special dividend is the primary reason for the decrease in the amount of intercompany eliminations referred to above.

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the third quarter, our methodology remained consistent with prior quarters for measuring fair value of financial instruments trading in volatile markets. Additional information about our application of SFAS 157 is provided in Note 14 to the condensed, consolidated financial statements.

The fair value of derivatives includes an adjustment for our non-performance risk. At September 30, 2008, the adjustment for our non-performance risk was a gain of $0.1 billion.

At September 30, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total financial instruments requiring recurring fair value measurement, approximately 27% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. See Note 14 to the condensed, consolidated financial statements for further information related to the adoption of SFAS 157.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts. Investment securities were $43.2 billion at September 30, 2008 compared with $44.9 billion at December 31, 2007. Of the amount at September 30, 2008, we held residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities with estimated fair values of $4.9 billion and $2.5 billion, respectively. Such amounts included unrealized losses of $0.9 billion and $0.3 billion, respectively.

At September 30, 2008, we had approximately $1.5 billion of exposure to residential subprime credit, primarily supporting our guaranteed investment contracts; $1.2 billion of this amount was insured by monoline insurers (Monolines). Monolines provide credit enhancement for certain of our investment securities. At September 30, 2008, our total investment securities insured by Monolines were $3.1 billion. Although several of the Monolines have been downgraded by the rating agencies, a majority of this amount was insured by investment-grade Monolines. In addition, we had approximately $2.8 billion of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $0.5 billion.

(41)

We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. At September 30, 2008, unrealized losses on investment securities totaled $4.1 billion, including $2.3 billion aged 12 months or more. Of the amount aged 12 months or more, $1.2 billion and $1.1 billion related to corporate debt securities and structured securities (mortgage-backed, asset-backed and retained interests in off-balance sheet securitization arrangements), respectively. Other-than-temporary impairment losses were $0.6 billion for the first nine months of 2008, primarily relating to retained interests in our off-balance sheet securitization arrangements, RMBS and corporate debt securities of financial institutions and media companies. Other-than-temporary impairment losses were $0.1 billion for the first nine months of 2007.

Our qualitative review attempts to identify issuers’ securities “at-risk” of impairment, that is, with a possibility of other-than-temporary impairment recognition in the following 12 months. Of securities with unrealized losses at September 30, 2008, $0.5 billion was at risk of being charged to earnings in the next 12 months. Continued uncertainty in the capital markets may cause increased levels of losses.

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

(42)

Selected financing receivables ratios follow.

September 30, 2008
Nonearning receivables as a percentage of total financing receivables		Allowance for losses as a percentage of nonearning receivables	Allowance for losses as a percentage of total financing receivables

CLL
Equipment and leasing and other	1.0%	59.7%	0.6%
Commercial and industrial	1.5	35.0	0.5

Real Estate	0.2	230.8	0.4

GE Money
Non-U.S. residential mortgages	4.6	8.9	0.4
Non-U.S. installment and revolving credit	1.8	221.4	4.0
U.S. installment and revolving credit	2.3	179.5	4.2
Non-U.S. auto	0.4	280.1	1.1
Other	2.8	56.3	1.6

GECAS	0.9	37.0	0.4

Energy Financial Services	1.9	20.9	0.4

Other	0.8	58.8	0.5

Total	1.8	60.9	1.1

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

Delinquency rates at
September 30, 2008(a)		December 31, 2007	September 30, 2007

Equipment Financing	1.61%	1.21%	1.35%
Consumer	6.54	5.38	5.26
U.S.	6.17	5.52	5.14
Non-U.S.	6.69	5.32	5.30

(a)	Subject to update.

The portfolio of financing receivables, before allowance for losses, was $426.4 billion at September 30, 2008, and $388.3 billion at December 31, 2007. Financing receivables, before allowance for losses, increased $38.1 billion from December 31, 2007, primarily as a result of core growth ($46.3 billion) and acquisitions ($31.8 billion), partially offset by securitization and sales ($28.2 billion), the stronger U.S. dollar ($10.7 billion) and dispositions ($3.3 billion).

(43)

Related nonearning receivables amounted to $7.6 billion (1.8% of outstanding receivables) at September 30, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at December 31, 2007. Nonearning receivables excludes loans held for sale. Related nonearning receivables increased from December 31, 2007, primarily as a result of new exposures, including the effects of the Sanyo and Bank BPH acquisitions, as well as the continued deterioration in the U.S. and U.K. markets and certain European portfolios. At September 30, 2008, our nonearning receivables included a higher concentration of loans secured by mortgages and mid-market equipment, which have lower historical loss experience than unsecured exposures.

The allowance for losses at September 30, 2008, amounted to $4.6 billion compared with $4.2 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio and reflecting the current credit and economic environment. Allowance for losses increased $0.4 billion from December 31, 2007, primarily as a result of overall growth in our portfolio and increased delinquencies in the U.S. and U.K. markets and certain European portfolios. We recorded a provision for loan losses of $1.6 billion in the third quarter of 2008 compared with $1.2 billion in the third quarter of 2007.

Delinquency rates on equipment financing loans and leases increased from December 31, 2007, and September 30, 2007, to September 30, 2008, primarily as a result of the inclusion of the Sanyo acquisition in Japan, which contributed an additional 10 basis points at September 30, 2008, as well as deterioration in our U.S. commercial middle market and certain European portfolios. The current financial market turmoil and tight credit conditions may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2007, and September 30, 2007, to September 30, 2008, primarily as a result of continued deterioration in our U.S. portfolio, the effects of tighter credit conditions in our secured financing business in the U.K. and the acquisition of Bank BPH. In response, GE Money will continue to tighten underwriting standards related to the U.S. and U.K. consumers and will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred in the portfolio. This environment may result in higher provisions for loan losses and could adversely affect results of operations at GE Money. See Notes 9 and 10 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate investments, equity and cost method investments and assets held for sale. Other assets totaled $81.6 billion at September 30, 2008, compared with $83.4 billion at December 31, 2007. Of the amount at September 30, 2008, we had cost method investments totaling $2.5 billion. Cost method investments include a $0.1 billion investment in FGIC Corporation (FGIC), a monoline credit insurer. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternatives were being considered. During the first nine months of 2008, we recognized other-than-temporary impairments on our investments in FGIC common stock ($0.1 billion in the first quarter) and preferred stock ($0.2 billion in the third quarter). We continue to monitor our investment in FGIC closely, including review for further impairment.

D. Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank deposits, bank borrowings, securitization and other retail funding products.

(44)

The global credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of our funding sources. In this current volatile credit environment, we have taken a number of initiatives to strengthen our liquidity, maintain our dividend, and maintain the highest credit ratings. Specifically, we have:

•	Reduced the GECS dividend to GE from 40% to 10% of GECS earnings and suspended our stock repurchase program;

•	Raised $15 billion in cash through common and preferred stock offerings in October 2008;

•	Reduced our commercial paper borrowings at GECS to $88 billion at September 30, 2008;

•	Targeted to further reduce GECS commercial paper borrowings to $80 billion by the end of 2008 and to 10-15% of total GECS borrowings going forward;

•	Begun resizing GE to deliver a 60%/40% industrial-financial services earnings split by the end of 2009;

•	Grown our deposit funding to $33.5 billion at September 30, 2008; and

•	Registered to use the Federal Reserve’s Commercial Paper Funding Facility for up to $98 billion, which is available through April 30, 2009.

Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs. We continue to access the commercial paper markets without interruption, although we have been doing so at shorter average maturities than historically. During the first nine months of 2008, GECS and its affiliates have issued $69.2 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years. We are not currently planning to issue long-term debt for the remainder of 2008, but will consider it if we have opportunities to issue debt on favorable terms as a result of more stable markets or other developments. We maintain securitization capability in most of the asset classes we have traditionally securitized. However, these capabilities have been, and continue to be, more limited than in 2007. Securitization proceeds were $0.7 billion and $4.9 billion during the three months and nine months ended September 30, 2008, respectively. Comparable amounts for 2007 were $5.2 billion and $16.9 billion, for three months and nine months, respectively.

We have successfully grown our deposits by $22.0 billion since January 1, 2008, to $33.5 billion at September 30, 2008. We have deposit-taking capability at nine banks outside of the U.S. and two banks in the U.S., GE Money Bank Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an Industrial Loan Corporation (ILC). The FSB and ILC currently issue certificates of deposits (CDs) distributed by brokers in maturity terms from three months to five years. Total outstanding CDs at these two banks at September 30, 2008 were $17.2 billion. We expect deposits to continue to grow and constitute a greater percentage of our total funding in the future.

In the event we cannot sufficiently access our normal sources of funding, we have a number of alternative sources of liquidity available, including cash balances and collections, marketable securities, credit lines and liquidity facilities provided by governments.

(45)

We anticipate that we will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and financing leases, which historically has been invested in asset growth. We plan to slow new asset originations and investment to the extent necessary to generate cash from collections in excess of originations to help support liquidity needs.

Committed, unused credit lines totaling $62.1 billion had been extended to us by 66 financial institutions at September 30, 2008. These lines include $37.3 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $24.8 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement. Investment securities with a fair value of $10.0 billion at September 30, 2008 supporting obligations to holders of guaranteed investment contracts are also available as a source of liquidity by entering into a repurchase agreement with a counterparty. The cash proceeds available from a repurchase agreement transaction could be significantly less than fair value depending on existing market conditions at the time.

We are currently evaluating the effect on our operations and funding strategies of recently announced actions by the governments of the United States and other nations. The U.S. Government has enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility (MMIFF) and the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries.

We believe that the Federal Reserve’s recently announced CPFF and MMIFF add an important liquidity backstop for U.S. issuers of commercial paper and money market commercial paper investors and will help restore confidence in the prime commercial paper market. On October 20, 2008, we submitted our registration and received notification of our eligibility for the Federal Reserve Bank of New York CPFF, which began purchases of qualifying commercial paper on October 27, 2008. We plan to use the facility primarily to support our commercial paper investors who need liquidity and to manage our maturity profile.

(46)

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

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($9.0 billion and $8.0 billion at September 30, 2008, and December 31, 2007, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and shareowners’ equity. Earnings attributable to minority interests ($0.2 billion in both the third quarter of 2008 and 2007, and $0.5 billion and $0.6 billion for the first nine months of 2008 and 2007, respectively) will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, our recognition of the economic gain or loss on partial dispositions. Gains on sales of minority interests that would not have been in net earnings under SFAS 160 amounted to an insignificant amount in both the third quarters of 2008 and 2007, and $0.2 billion and $0.7 billion for the first nine months of 2008 and 2007, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2007. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(47)

Part II. Other Information

Item 1. Legal Proceedings

In July and September 2008, shareholders filed two purported class actions under the federal securities laws in the United States District Court for the District of Connecticut naming us as defendant, as well as our chief executive officer and chief financial officer. The complaints allege that we and our chief executive officer made false and misleading statements that artificially inflated our stock price between March 12, 2008 and April 10, 2008, when we announced that our results for the first quarter of 2008 would not meet our previous guidance and we also lowered our full year guidance for 2008. In addition, shareholders have filed two purported derivative actions in New York State court against our chief executive officer and chief financial officer, the members of our board and us (as nominal defendant) for alleged breach of fiduciary duty and other claims in connection with these events. These four cases, which seek unspecified damages, are in their earliest stages and we intend to defend ourselves vigorously.

In October 2008, shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming us as defendant, as well as our chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. This case, which seeks unspecified damages, is at the earliest stage and we intend to defend ourselves vigorously.

Item 1A. Risk Factors

Certain risks described below update the risk factors in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and were included as part of the offering documents in our recently completed offering of shares of common stock.

Risks Relating to the Financial Services Industry and Financial Markets

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. During the period that these programs are in place, we could temporarily benefit from the terms of the programs or from the conditions for participation, relative to other companies that do not participate in the programs we do. To the extent that we participate in these programs or other programs, there is no assurance that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended adverse effects on us.

(48)

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. A large portion of GE Capital’s borrowings have been issued in the commercial paper markets and, although GE Capital has continued to issue commercial paper, there can be no assurance that such markets will continue to be a reliable source of short-term financing for GE Capital. If current levels of market disruption and volatility continue or worsen, or if we cannot lower our asset levels as planned, we would seek to repay commercial paper as it becomes due or to meet our other liquidity needs using the Federal Reserve’s CPFF Program, the net proceeds of our equity offering and the investment by Berkshire Hathaway Inc., drawing upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources. However, under such extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of GE Capital and we do not expect these conditions to improve in the near future.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The soundness of other financial institutions could adversely affect GE Capital.

GE Capital has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of equity investments and unsecured debt instruments. There can be no assurance that any such losses or impairments to the carrying value of its financial assets would not materially and adversely affect GE Capital’s business and results of operations.

The real estate markets are highly uncertain.

We provide financing for the acquisition, refinancing and renovation of various types of properties. We also consider opportunities to buy and sell properties, which may result in significant outlays or proceeds of cash, either individually or in the aggregate. The profitability of real estate investments is largely dependent upon the specific geographic market in which they are located and the perceived value of that market at the time of sale. We may have difficulty optimizing that mix and such activity may vary significantly from one year to the next. Under current market and credit conditions, there can be no assurance as to the level of sales we will complete or the net sales proceeds we will realize. In addition, our funding transactions expose GE Capital to credit risk in the event of default.

(49)

In addition, we are a residential mortgage lender in certain geographic markets that have been and may continue to be adversely affected by declines in real estate values and home sale volumes, job losses and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictions of credit performance in this environment.

Failure to maintain our “Triple-A” credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt agencies routinely evaluate our debt and have given their highest credit ratings to us. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. On September 25, 2008, we reaffirmed our longstanding commitment to maintaining our “Triple A” ratings and announced that we are taking certain steps to strengthen our capital and liquidity position, including reducing the level of dividends we receive from GE Capital from 40% to 10% of GE Capital’s earnings, suspending the repurchase of our common stock, reducing GE Capital’s commercial paper debt to a level of 10 to 15% of GE Capital’s total debt and reducing the size of our financial services business so that it contributes only approximately 40% of our total earnings by the end of 2009. We also announced that GE Capital’s long-term funding plan for 2008 has been completed. Following our announcement, Standard & Poor’s Ratings Services affirmed our and GE Capital’s “AAA” long-term and “A-1+” short-term corporate credit ratings with a stable outlook and Moody’s Investor Services commented that our revised operational and financial strategies for GE Capital “are supportive of” our and GE Capital’s “Aaa” long-term and “Prime-1” short-term ratings with a stable outlook. In light of the difficulties in the financial services industry and the difficult financial markets, however, there can be no assurance that we will successfully complete these steps or, in the event of further deterioration in the financial markets, that completion of these steps and any others we might take in response, will be sufficient to allow us to maintain our “Triple A” ratings. Failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

Other Business Risks

Our global growth is subject to a number of economic and political risks.

We conduct our operations in virtually every part of the world. Global economic developments affect businesses such as ours in many ways. For example, although infrastructure orders remain strong, the current tightening of credit in the financial markets may make it more difficult for customers to obtain financing for large projects and, depending on the degree to which this occurs, there may be a material decrease in orders for our infrastructure projects. Operations are also subject to the effects of global competition. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

(50)

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions.

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. These difficulties have been exacerbated in the current credit environment because buyers have difficulty obtaining the necessary financing. In addition, there is a risk that we may sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. We also may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

We are subject to a wide variety of laws and regulations.

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may require us to modify our business objectives or affect our returns on investment if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from local laws, such as laws that reduce the allowable lending rate or limit consumer borrowing, from local liquidity regulations that may increase the risks of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, currently scheduled to expire at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008, but there can be no assurance that it will continue to be extended. In the event this provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2011.

(51)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period(a)	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2008
July	8,248	$27.75	8,127
August	7,180	$28.86	6,728
September	10,455	$26.57	10,350
Total	25,883	$27.58	25,205	$11.8 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 678 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(52)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
October 30, 2008	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(53)