Form 10-K
period 2008-12-31
GENERAL ELECTRIC CO
filed 2009-02-18
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $265.5 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,560,425,000 shares of voting common stock with a par value of $0.06 outstanding at January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 22, 2009, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Part I

Item 1. Business.

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GE Capital” on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company (the Company).

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

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development, as well as customer commitments. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network is one of four major U.S. commercial broadcast television networks. NBC Universal also competes with other film and television programming producers and distributors, cable/satellite television networks and theme park operators. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of GE Capital’s funding and on our ability to reduce GE Capital’s asset levels and commercial paper exposure as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GE Capital does business; the adequacy of our cash flow and earnings and other conditions which may affect our ability to maintain our quarterly dividend at the current level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

Our consolidated global revenues increased to $97.2 billion in 2008, compared with $86.3 billion in 2007 and $70.5 billion in 2006. For additional information about our geographic operations, see the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(3)

Operating Segments

Segment revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Operating businesses that are reported as segments include Energy Infrastructure, Technology Infrastructure, NBC Universal, Capital Finance and Consumer & Industrial. Net earnings of GECS and the effect of transactions between segments are eliminated to arrive at total consolidated data. A summary description of each of our operating segments follows.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Energy Infrastructure

Energy Infrastructure (21.1%, 17.8% and 16.6% of consolidated revenues in 2008, 2007 and 2006, respectively) is a leader in the field of development, implementation and improvement of products and technologies that harness resources such as wind, oil, gas and water.

Our operations are located in North America, Europe, Asia, South America and Africa.

Energy

Energy serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. We offer wind turbines as part of our renewable energy portfolio, which also includes solar technology. We also sell aircraft engine derivatives for use as industrial power sources. Gas turbines and generators are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a leading provider of Integrated Gasification Combined Cycle (IGCC) technology design and development. IGCC systems convert coal and other hydrocarbons into synthetic gas that, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are offered through joint ventures with Hitachi and Toshiba. In addition, we design and manufacture motors and control systems used in industrial applications primarily for oil and gas extraction and mining. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

Energy is party to revenue sharing programs that share the financial results of certain aero-derivative lines. These businesses are controlled by Energy, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2008, such counterparty interests ranged from 5% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. The balance of regional growth and demand side management are important factors to evaluate as we plan for future development.

Oil & Gas

Our technology helps oil and gas companies make more efficient and sustainable use of the world's energy resources.

(4)

Oil & Gas supplies mission critical equipment for the global oil and gas industry, used in applications spanning the entire value chain from drilling and completion through production, transportation and pipeline inspection and including downstream processing in refineries and petrochemical plants. The business designs and manufactures surface and subsea drilling and production systems, equipment for floating production platforms, compressors, turbines, turboexpanders, high pressure reactors, industrial power generation and a broad portfolio of ancillary equipment.

To ensure that the installed base is maintained at peak condition, our service business has over 40 service centers and workshops in all of the world's main oil and gas extraction and production regions. The business also provides upgrades to customers’ machines, using the latest available technology, to extend production capability and environmental performance.

In April 2008, Oil & Gas completed the acquisition of the Hydril Pressure Controls business from Tenaris. This addition to the portfolio further extends GE's capabilities in oil and gas drilling systems and opens further opportunities in the technically challenging deep and ultra-deep subsea applications.

Water & Process Technologies

Water & Process Technologies offers water treatment solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems, including mobile treatment systems and desalination processes.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Technology Infrastructure

Technology Infrastructure (25.4%, 24.8% and 24.9% of consolidated revenues in 2008, 2007 and 2006, respectively) is one of the world’s leading providers of essential technologies to developed, developing and emerging countries. Around the world, we are helping build healthcare, transportation and technology infrastructure.

Our operations are located in North America, Europe, Asia and South America.

Aviation

Aviation produces, sells and services jet engines, turboprop and turbo shaft engines, and related replacement parts for use in military and commercial aircraft. Our military engines are used in a wide variety of aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications, and our commercial engines power aircraft in all categories of range: short/medium, intermediate and long-range, as well as executive and regional aircraft. We also produce and market engines through CFM International, a company jointly owned by GE and Snecma, a subsidiary of SAFRAN of France, and Engine Alliance, LLC, a company jointly owned by GE and the Pratt & Whitney division of United Technologies Corporation. New engines are also being designed and marketed in joint ventures with Rolls-Royce Group plc and Honda Aero, Inc., a division of Honda Motor Co., Ltd.

Aviation is party to agreements that share the financial results of certain aircraft and marine engine lines. These agreements take the form of both joint ventures and revenue sharing programs.

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

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These businesses are controlled by Aviation, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2008, such counterparty interests ranged from 2% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

(5)

Aviation also produces global aerospace systems and equipment, including airborne platform computing systems, power generation and distribution products, mechanical actuation products and landing gear, plus various engine components for use in both military and commercial aircraft.

We provide maintenance, component repair and overhaul services (MRO), including sales of replacement parts for many models of engines and repair and overhaul of engines manufactured by competitors. These MRO services are often provided under long-term maintenance contracts.

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

Enterprise Solutions

Enterprise Solutions delivers integrated solutions that improve customers’ productivity and profitability. We offer integrated solutions using sensors and non-destructive testing, security and life safety technologies, power system protection and control, and plant automation and embedded computing systems. From home to industry to national security, our technology covers the full spectrum of security solutions, including card access systems, high-tech video monitoring, intrusion and fire detection, real estate and property control, and explosives and narcotics detection. We design and manufacture equipment and systems that enable customers to monitor, protect, control and ensure the safety of their critical applications. These products include sensing instruments that measure temperature, pressure, moisture, gas and flow rate for demanding customer applications. Enterprise Solutions also designs, manufactures and services inspection equipment, including radiographic, ultrasonic, remote visual and eddy current, that monitors and tests materials without disassembling, deforming or damaging them. We deliver automation hardware, software and embedded computing systems designed to help users reduce costs, increase efficiency and enhance profitability through a diverse array of capabilities and products, including controllers, embedded systems, advanced software, motion control, computer numerical controls, operator interfaces, industrial computers, and lasers. We also provide protection & control, communications, power sensing and power quality products and services that increase the reliability of electrical power networks and critical equipment for utility, industrial and large commercial customers. We protect and optimize assets such as generators, transmission lines and motors, to ensure secure wireless data transmission and uninterruptible power.

Healthcare

Healthcare has expertise in medical imaging and information technologies, medical diagnostics, patient monitoring systems, disease research, drug discovery and biopharmaceutical manufacturing technologies. We are dedicated to predicting and detecting disease earlier, monitoring its progress and informing physicians, helping them to tailor treatment for individual patients. Healthcare manufactures, sells and services a wide range of medical equipment that helps provide a fast, non-invasive way for doctors to see broken bones, diagnose trauma cases in the ER, view the heart and its function, and identify early stages of cancers or brain disorders. With X-ray, digital mammography, Computed Tomography (CT), Magnetic Resonance (MR) and Molecular Imaging technologies, Healthcare creates industry-leading products that allow clinicians to see inside the human body more clearly than ever. In addition, Healthcare manufactured technologies include patient monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Medical diagnostics and life sciences products include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and the latest in cellular technologies. During 2008, we acquired Whatman plc, a global supplier of filtration products and technologies and Vital Signs, Inc., a global provider of medical products applicable to a wide range of care areas such as anesthesia, respiratory, sleep therapy and emergency medicine.

Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services.

(6)

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

Our products are subject to regulation by numerous government agencies, including the FDA, as well as various laws that apply to claims submitted under Medicare, Medicaid or other government funded healthcare programs.

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

Transportation also provides a portfolio of service offerings designed to improve fleet efficiency and reduce operating expenses, including repair services, locomotive enhancements, modernizations, and information-based services like remote monitoring and diagnostics. We provide train control products, railway management services, and signaling systems to increase service levels, optimize asset utilization, and streamline operations for railroad owners and operators. We deliver leading edge tools that improve asset availability and reliability, optimize network planning, and control network execution to plan.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

NBC Universal

NBC Universal (9.3%, 8.9% and 10.7% of consolidated revenues in 2008, 2007 and 2006, respectively) is a diversified media and entertainment company focused on the development, production and marketing of entertainment, news and information to a global audience. NBC Universal, which is 80-percent owned by General Electric and 20-percent owned by Vivendi S.A., is engaged in the production and distribution of film and television programming; the operation of leading cable/satellite television networks around the world; the broadcast of network television through owned and affiliated television stations within the United States; and investment and programming activities in digital media and the Internet. Our premier film company, Universal Pictures, is engaged in the production and world-wide distribution of theatrical, home entertainment and television programming. We own the world-renowned theme park Universal Studios Hollywood, operate and hold an ownership interest in the Universal Studios Florida theme parks and brand, design and develop international theme parks under exclusive licenses. Our cable/satellite television networks provide produced and acquired entertainment, news and information programming to households world-wide. Our cable/satellite television networks include the USA Network, Bravo, CNBC, the SciFi Channel, MSNBC, Oxygen, UniHD, Chiller, Sleuth, mun2 and branded channels across Europe, Asia and Latin America. The NBC television network is one of four major U.S. commercial broadcast television networks. Together, the NBC television network and Telemundo, our U.S. Spanish-language broadcast television network, serve 210 affiliated stations within the United States. At December 31, 2008, we owned and operated 26 television stations each subject to U.S. Federal Communications Commission regulation. We have exclusive U.S. television rights to the 2010 and 2012 Olympic Games, National Football League Sunday Night Football and the Super Bowl in 2012.

(7)

NBC Universal is subject to a wide range of factors, which could adversely affect our operations. Our broadcast networks, cable television networks and television stations are subject to advertising patterns and changes in viewer taste and preference that can be unpredictable or unforeseen. In addition, future revenues in these properties are dependent upon our ability to obtain, renew or renegotiate long-term programming contracts, including event-based sports programming and contracts for the distribution of our programming to cable/satellite operators. Our television and film production and distribution businesses are affected by the timing and performance of releases in the theatrical, home entertainment and television markets. Technological advances like digital video recorders, Internet streaming and electronic sell-through offer entertainment options through new media, introducing uncertainty to our operations. Other technologies enable the unauthorized copying and distribution of our film and television programming, increasing the risk of piracy. We continue to devote substantial resources to protect our intellectual property against unauthorized use.

NBC Universal’s headquarters are in New York, New York, with operations throughout North America, Europe, South America and Asia.

Capital Finance

Capital Finance (36.7%, 38.4% and 37.2% of consolidated revenues in 2008, 2007 and 2006, respectively) offers a broad range of financial products and services worldwide. Services include commercial loans, operating leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services.

Within our Capital Finance operating segment, we operate the businesses described below along product lines. Additionally, in 2008, we have increased our focus on core operations, ability to self-fund and restructuring low return businesses.

Our operations are located in North America, South America, Europe, Australia and Asia.

Commercial Lending and Leasing (CLL)

CLL offers a broad range of financial services worldwide. We have particular mid-market expertise, and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. During 2008, we made a number of acquisitions, the most significant of which were Merrill Lynch Capital and CitiCapital. In January 2009, we acquired Interbanca S.p.A., a leading Italian corporate bank.

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

GE Money

GE Money, through consolidated entities and associated companies, is a leading provider of financial services to consumers and retailers in over 50 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include, on a global basis, private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending. In 2008, we acquired a controlling interest in Bank BPH.

In December 2007, we sold our U.S. mortgage business (WMC). In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake). During the second quarter of 2008, this planned sale was expanded to GE Money Japan, which comprises Lake and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. This sale was completed in the third quarter of 2008.

(8)

In June 2008, we committed to sell the GE Money businesses in Germany, Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland. In October 2008, we completed the sale of the GE Money business in Germany. In January 2009, we completed the sale of the remaining businesses, which are included in assets and liabilities of businesses held for sale on the Statement of Financial Position at December 31, 2008.

In December 2008, we committed to sell a portion of our Australian residential mortgage business. This sale is expected to be executed during the first quarter of 2009.

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

Real Estate

Real Estate offers a comprehensive range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

We operate in a highly competitive environment. Our competitors include banks, financial institutions, real estate companies, real estate investment funds and other financial companies. Competition in our equity investment business is primarily based on price, and competition in our lending business is primarily based on interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Energy Financial Services

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. Energy Financial Services also owns a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, transporting and marketing of natural gas and gas liquids.

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

GE Commercial Aviation Services (GECAS)

GECAS is a global leader in commercial aircraft leasing and finance, delivering fleet and financing solutions for commercial aircraft. Our airport financing unit makes debt and equity investments primarily in mid-sized regional airports. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports. GECAS also has in its portfolio a wide array of products including leases, debt and equity investments to the global transportation industry (marine, rail and intermodal).

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

(9)

Consumer & Industrial

Consumer & Industrial (6.4%, 7.3% and 8.7% of consolidated revenues in 2008, 2007 and 2006, respectively) sells products that share several characteristics − competitive design, efficient manufacturing and effective distribution and service. Strong global competition rarely permits premium pricing, so cost control, including productivity, is key. Despite pricing pressures on many of our products, we also invest in the development of differentiated, premium products that are more profitable. While some Consumer & Industrial products are primarily directed to consumer applications (major appliances, for example), and some primarily to industrial applications (switchgear, for example), others are directed to both markets (lighting, for example).

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, and residential water systems for filtration, softening and heating. Brands are GE Monogram®, GE Profile™, GE®, Hotpoint® and GE Café™.

We manufacture certain products, and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction is our second major U.S. channel. We offer one of the largest original equipment manufacturer (OEM) service organizations in the appliances industry, providing in-home repair, aftermarket parts and warranty administration. We also manufacture and sell a variety of lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

Consumer & Industrial also provides integrated electrical equipment and systems used to distribute, protect and control energy and equipment. We manufacture and distribute electrical distribution and control products, lighting and power panels, switchgear and circuit breakers that are used to distribute and manage power in a variety of residential, commercial, consumer and industrial applications. We also provide customer-focused solutions centered on the delivery and control of electric power, and market a wide variety of commercial lighting systems.

The aggregate level of economic activity in markets for such products and services generally lags overall economic slowdowns as well as subsequent recoveries. In the U.S., industrial markets are undergoing significant structural changes reflecting, among other factors, increased international competition and continued commodity cost pressures.

Our headquarters are in Louisville, Kentucky and our operations are located in North America, Europe, Asia and Latin America.

Discontinued Operations

Discontinued operations comprised GE Money Japan; WMC; Plastics; Advanced Materials; GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions); and Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

For further information about discontinued operations, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Data

Geographic data are reported in Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Additional financial data about our geographic operations is provided in the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

(10)

Orders Backlog

GE’s total backlog of firm unfilled orders at the end of 2008 was $70.5 billion, an increase of 7% from year-end 2007, reflecting increased demand at Energy Infrastructure and Technology Infrastructure. Of the total backlog, $51.8 billion related to products, of which 60% was scheduled for delivery in 2009. Product services orders, included in this reported backlog for only the succeeding 12 months, were $18.7 billion at the end of 2008. Orders constituting this backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report for further information.

Research and Development

GE-funded research and development expenditures were $3.0 billion in both 2008 and 2007, and $2.8 billion in 2006. In addition, research and development funding from customers, principally the U.S. government, totaled $1.3 billion, $1.1 billion and $0.7 billion in 2008, 2007 and 2006, respectively. Technology Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Technology Infrastructure’s Healthcare business and Energy Infrastructure’s Energy business also made significant expenditures funded primarily by GE.

Expenditures reported above reflect the definition of research and development required by U.S. generally accepted accounting principles. For operating and management purposes, we consider amounts spent on product and services technology to include our reported research and development expenditures, but also amounts for improving our existing products and services, and the productivity of our plant, equipment and processes. On this basis, our technology expenditures in 2008 were $5.3 billion.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in 2008 and $0.2 billion in 2007. We presently expect that such remediation actions will require average annual expenditures in the range of $0.3 billion to $0.4 billion over the next two years.

In November 2006, the United States Federal District Court approved a consent decree, which had been agreed to by GE and the United States Environmental Protection Agency (EPA), that represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge polychlorinated biphenyl (PCB)-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after the first phase. Under the consent decree, we have committed to reimburse the EPA for its past and future project oversight costs and to perform the first phase of dredging, which is scheduled to proceed from May through November of 2009. After completion of the peer review, currently scheduled for 2010, we may be responsible for further costs. Our Statement of Financial Position as of December 31, 2008 and 2007, included liabilities for the probable and estimable costs of the agreed upon remediation activities.

Employee Relations

At year-end 2008, General Electric Company and consolidated affiliates employed approximately 323,000 persons, of whom approximately 152,000 were employed in the United States. For further information about employees, see Part II, Item 6. “Selected Financial Data” of this Form 10-K Report.

Approximately 19,250 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 125 different union locals. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2007, General Electric Company negotiated four-year contracts with unions representing a substantial majority of the unionized employees in the United States. Most of these contracts will terminate in June 2011.

Approximately 3,500 staff employees (and a large number of freelance employees) in the United States are covered by about 160 labor agreements to which NBC Universal is a party. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years.

(11)

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Form 10-K Report for information about Executive Officers of the Registrant.

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

Agencies of the U.S. Government constitute our largest single customer. An analysis of sales of goods and services as a percentage of revenues follows:

	% of Consolidated Revenues			% of GE Revenues
	2008	2007	2006	2008	2007	2006

Total sales to U.S. Government Agencies	3%	2%	2%	4%	3%	4%
Technology Infrastructure segment
defense-related sales	2	2	2	3	3	3

GE is a trademark and service mark of General Electric Company.

The Company’s Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/en/company/investor/secfilings.htm, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Item 1A. Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. “Business”. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this Form 10-K Report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

(12)

The unprecedented conditions in the financial and credit markets may affect the availability and cost of GE Capital’s funding.

The financial and credit markets have been experiencing unprecedented levels of volatility and disruption, putting downward pressure on financial and other asset prices generally and on the credit availability for certain issuers. The U.S. Government and the Federal Reserve Bank recently created a number of programs to help stabilize credit markets and financial institutions and restore liquidity. Many non-U.S. governments have also created or announced similar measures for institutions in their respective countries. These programs have improved conditions in the credit and financial markets, but there can be no assurance that these programs, individually or collectively, will continue to have beneficial effects on the markets overall, or will resolve the credit or liquidity issues of companies that participate in the programs.

A large portion of GE Capital’s borrowings have been issued in the commercial paper and term debt markets. GE Capital has continued to issue commercial paper and, as planned, has reduced its outstanding commercial paper balance to $67 billion at the end of 2008. GE Capital has also issued term debt, mainly debt guaranteed by the Federal Deposit Insurance Corporation under the Temporary Liquidity Guarantee Program (TLGP) and, to a lesser extent, on a non-guaranteed basis. Although the commercial paper and term debt markets have remained available to GE Capital to fund its operations and debt maturities, there can be no assurance that such markets will continue to be available or, if available, that the cost of such funding will not substantially increase. If current levels of market disruption and volatility continue or worsen, or if we cannot further reduce GE Capital’s asset levels as planned in 2009, we would seek to repay commercial paper and term debt as it becomes due or to meet our other liquidity needs by using the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and the TLGP, applying the net proceeds of our October 2008 equity offering and the investment by Berkshire Hathaway Inc., drawing upon contractually committed lending agreements primarily provided by global banks and/or seeking other sources of funding. There can be no assurance, however, that the TLGP and the CPFF will be extended beyond their scheduled expiration, or that, under such extreme market conditions, contractually committed lending agreements and other funding sources would be available or sufficient.

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance. In January 2009, we completed issuances of $11.0 billion of funding under the TLGP. We also issued $5.1 billion in non-guaranteed senior, unsecured debt with a maturity of 30 years under the non-guarantee option of the TLGP. These issuances, along with the $13.4 billion of pre-funding done in December 2008, bring our aggregate issuances to $29.5 billion or 66% of our anticipated 2009 funding plan. Additionally, we anticipate that we will be 90% complete with our 2009 funding plan by June 30, 2009.

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of GE Capital and we do not expect these conditions to improve in the near future.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. If these conditions continue or worsen, there can be no assurance that we will be able to recover fully the value of certain assets such as goodwill and intangibles. In addition, although we have established allowances for losses in GE Capital’s portfolio of financing receivables that we believe are adequate, significant and unexpected further deterioration in the economy and in default and recovery rates could require us to increase these allowances and write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations.

(13)

The soundness of other financial institutions could adversely affect GE Capital.

GE Capital has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be increased when the collateral held by it cannot be realized upon sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in Note 29 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which mitigate credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

The real estate markets in which GE Capital participates are highly uncertain.

GE Capital participates in the commercial real estate market in two ways: it provides financing for the acquisition, refinancing and renovation of various types of properties and it also acquires an equity position in various types of properties. The profitability of real estate investments is largely dependent upon the specific geographic market in which the properties are located and the perceived value of that market at the time of sale. Such activity may vary significantly from one year to the next. Rising unemployment, a slowdown in general business activity and recent disruptions in the credit markets have adversely affected, and are expected to continue to adversely affect, the value of real estate assets GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, there can be no assurance that occupancy rates and market rentals will continue at their current levels given the current economic environment during the period in which GE Capital continues to hold its equity investments in these properties which may result in an impairment to the carrying value of those investments.

GE Capital is also a residential mortgage lender in certain geographic markets, particularly in the United Kingdom, that have been and may continue to be adversely affected by declines in residential real estate values and home sale volumes, job losses, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictions of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our “Triple-A” credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. In December 2008, Standard & Poor’s Ratings Services affirmed our and GE Capital’s “AAA” long-term and “A-1+” short-term corporate credit ratings but revised its ratings outlook from stable to negative based partly on the concerns regarding GE Capital’s future performance and funding in light of capital market turmoil. On January 24, 2009, Moody’s Investment Services placed the long-term ratings of GE and GE Capital on review for possible downgrade. The firm’s “Prime-1” short-term ratings were affirmed. Moody’s said the review for downgrade is based primarily upon heightened uncertainty regarding GE Capital’s asset quality and earnings performance in future periods. In light of the difficulties in the financial services industry and the difficult financial markets, there can be no assurance that we will successfully implement our 2009 operational and funding plan for GE Capital or, in the event of further deterioration in the financial markets, that completion of our plan and any other steps we might take in response will be sufficient to allow us to maintain our “Triple-A” ratings. Failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, but none are triggered if our ratings are reduced to AA-/Aa3 or A-1+/P-1 or higher.

(14)

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of our non-financial businesses.

The business and operating results of our technology infrastructure, energy infrastructure, consumer and industrial and media businesses have been and will continue to be affected by worldwide economic conditions and, in particular, conditions in the air and rail transportation, energy generation, healthcare, network television and other major industries we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion. Contract cancellations could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although the new Administration in the United States is expected to enact various economic stimulus programs, there can be no assurance as to the timing and effectiveness of these programs. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Our global growth is subject to economic and political risks.

We conduct our operations in virtually every part of the world. In 2008, approximately 53% of our revenues were attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions.

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner (as was the case with our Consumer & Industrial business in 2008), which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. These difficulties have been exacerbated in the current financial and credit environment because some potential sellers may hold onto assets pending a rebound in prices and buyers may have difficulty obtaining the necessary financing. In addition, there is a risk that we may sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

There are risks inherent in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from general stock market conditions, the impact of the risk factors described above on our financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects or from other factors. Changes in the amounts and frequency of share repurchases or dividends could adversely affect the value of our common stock.

(15)

We are subject to a wide variety of laws and regulations.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign laws, regulations and policies. There can be no assurance that, in response to current economic conditions, laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investment by making existing practices more restricted, subject to escalating costs or prohibited outright. In particular, we expect U.S. and foreign governments to undertake a substantial review and revision of the regulation and supervision of bank and non-bank financial institutions and tax laws and regulation, which may have a significant effect on GE Capital’s structure, operations and performance. We are also subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local liquidity regulations that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, currently scheduled to expire at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008, but there can be no assurance that it will continue to be extended. In the event this provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks. We and our subsidiaries, our businesses and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. These include investigations by the Department of Justice Antitrust Division and the U.S. Securities and Exchange Commission (SEC) of the marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities by certain subsidiaries of GE Capital and an investigation by the SEC of possible violations of the securities laws with respect to certain accounting issues, as described in Item 3. “Legal Proceedings” of this Form 10-K Report. Additionally, we and our subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in Item 1. “Business” of this Form 10-K Report. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for 2009 are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2008, the projected benefit obligation of our U.S. principal pension plans was $45.1 billion and assets were $40.7 billion. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA).

Item 1B. Unresolved Staff Comments.

Not applicable.

(16)

Item 2. Properties.

Manufacturing operations are carried out at approximately 285 manufacturing plants located in 40 states in the United States and Puerto Rico and at approximately 245 manufacturing plants located in 41 other countries.

Item 3. Legal Proceedings.

As previously reported, in January 2005, the staff of the U.S. Securities and Exchange Commission (SEC) informed us that it had commenced an investigation and requested certain documents and information with respect to the use of hedge accounting for derivatives by us and General Electric Capital Corporation. In August 2005, the SEC staff advised us that the SEC had issued a formal order of investigation in the matter. The SEC investigation is continuing and the SEC staff has taken testimony in this matter and has requested information about other GE accounting policies and practices, including items related to revenue recognition and our cash flow presentations.

We continue to cooperate with the ongoing SEC investigation and to discuss the investigation and issues arising in that investigation and our internal review of certain accounting matters with the SEC staff with a goal of completing our review and resolving these matters. As part of this process, we have had discussions with the SEC staff concerning resolution of these matters. In September 2008, the SEC staff issued a “Wells notice” advising us that it is considering recommending to the SEC that it bring a civil injunctive action against GE for possible violations of the securities laws. We have been informed that the issues the staff may recommend that the SEC pursue relate to the application of SFAS 133 in 2002 and 2003 with respect to accounting for derivatives formerly used to hedge the risk of interest rate changes related to commercial paper and for certain derivatives in which a fee was a part of the consideration for the derivative; a change in 2002 in our accounting for profits on certain aftermarket spare parts primarily in our Aviation business; certain 2003 and earlier transactions involving financial intermediaries in our Rail business; and historical accounting for revenue recognition on product sales subject to in-transit risk of damage, principally in our Healthcare, Infrastructure and Industrial segments. We have already disclosed these items in previously filed SEC reports, including their effects on particular periods and corrected our financial statements with respect to each of them. The cumulative effect of these items on our financial statements was a reduction in net earnings by approximately $300 million in the period from 2001 through December 31, 2007. We have implemented a number of remedial actions and internal control enhancements, also as described in our SEC reports. All of these items were reviewed or discussed with KPMG, which audited our financial statements throughout the periods in question.

We disagree with the SEC staff regarding this recommendation and have been in discussions with the staff, including discussion of potential resolution of the matter. We intend to continue these discussions and understand that we will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. If the Commission were to authorize an action against GE, it could seek an injunction against future violations of provisions of the federal securities laws, including potentially Sections 13(a), 13(b), and 10(b) of the Exchange Act and Section 17(a) of the Securities Act, the imposition of penalties, and other relief within the Commission’s authority. If we were to resolve the matter through a settlement, we would neither admit nor deny the proposed allegations but could agree to the resolution and entry of an injunction. There can be no assurance that we and the SEC would reach agreement on a proposed settlement as a result of our discussions.

In July and September 2008, shareholders filed two purported class actions under the federal securities laws in the United States District Court for the District of Connecticut naming us as defendant, as well as our chief executive officer and chief financial officer. These two actions have been consolidated and in January 2009, a consolidated complaint was filed alleging that we and our chief executive officer made false and misleading statements that artificially inflated our stock price between March 12, 2008 and April 10, 2008, when we announced that our results for the first quarter of 2008 would not meet our previous guidance and we also lowered our full year guidance for 2008. This case, which seeks unspecified damages, is at an early stage and we intend to defend ourselves vigorously. In addition, in August 2008, shareholders filed two purported derivative actions in New York State court against our chief executive officer and chief financial officer, the members of our board and us (as nominal defendant) for alleged breach of fiduciary duty and other claims in connection with these events. In December 2008, the plaintiffs in these derivative actions entered into a stipulation to dismiss the actions without prejudice.

(17)

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

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GE Capital has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has been in discussions with the staff, including discussion of potential resolution of the matter. GE FCMS intends to continue these discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. In March 2008, GE FCMS and Trinity Funding Co., LLC (Trinity Funding) were served with a federal class action complaint asserting antitrust violations. This action has been combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. In addition, GE FCMS and Trinity Funding also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008. GE FCMS and Trinity Funding are cooperating with those investigations.

In June 2008, the Environmental Protection Agency (EPA) issued a notice of violation alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GE Capital. The notice of violation does not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GE Capital’s subsidiaries and pay all costs associated with this matter.

As previously reported, in April 2006 the EPA informed the company that it was contemplating seeking $990,000 in penalties for violations of the Clean Air Act at its Mt. Vernon, Indiana Plastics facility. The EPA asserted that the company failed to adequately control emissions from valves and inlet pipes in an underground piping system. We disagreed with those assertions, and the EPA modified its position to reduce the number of potential violations. In August 2007, ownership of the facility was transferred to Sabic Innovative Plastics as part of the sale of GE's Plastics business. Pursuant to the terms of the sale, Sabic has agreed to take full responsibility for any civil sanctions or corrective actions that may be required pursuant to this matter.

(18)

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market). GE common stock is also listed on the London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2008
Fourth quarter	$25.75	$12.58	$0.31
Third quarter	30.39	22.16	0.31
Second quarter	38.52	26.15	0.31
First quarter	37.74	31.65	0.31

2007
Fourth quarter	$42.15	$36.07	$0.31
Third quarter	42.07	36.20	0.28
Second quarter	39.77	34.55	0.28
First quarter	38.28	33.90	0.28

As of January 31, 2009, there were approximately 605,000 shareowner accounts of record.

(19)

During the fourth quarter of 2008, we purchased shares of our common stock as follows.

Period(a)	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase programs(a)(c)(d)	Approximate dollar value of shares that may yet be purchased under our share repurchase program(d)
(Shares in thousands)

2008
October	651	$20.45	567
November	704	$16.96	509
December	1,855	$16.59	527
Total	3,210	$17.45	1,603	$11.8 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)
This category includes 1,607 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(d)	Effective September 25, 2008, we suspended our share repurchase program for purchases other than for the GE Stock Direct Plan.

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Five-year financial performance graph: 2004-2008

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index and the Dow Jones Industrial Average on December 31, 2003, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2008.

	2003	2004	2005	2006	2007	2008

GE	$100	$121	$119	$130	$134	$61
S&P 500	100	111	116	135	142	89
DJIA	100	106	107	128	139	95

(20)

Item 6. Selected Financial Data.

The following table provides key information for Consolidated, GE and GECS.

(Dollars in millions; per-share amounts in dollars)	2008	2007	2006	2005	2004

General Electric Company and Consolidated Affiliates
Revenues	$182,515	$172,488	$151,568	$136,262	$123,814
Earnings from continuing operations	18,089	22,457	19,344	17,279	15,591
Earnings (loss) from discontinued operations, net of taxes	(679)	(249)	1,398	(559)	1,631
Net earnings	17,410	22,208	20,742	16,720	17,222
Dividends declared(a)	12,649	11,713	10,675	9,647	8,594
Return on average shareowners’ equity(b)	15.9%	20.4%	19.8%	18.1%	18.8%
Per common share
Earnings from continuing operations – diluted	$1.78	$2.20	$1.86	$1.63	$1.49
Earnings (loss) from discontinued operations – diluted	(0.07)	(0.02)	0.13	(0.05)	0.16
Net earnings – diluted	1.72	2.17	2.00	1.57	1.65
Earnings from continuing operations – basic	1.79	2.21	1.87	1.63	1.50
Earnings (loss) from discontinued operations – basic	(0.07)	(0.02)	0.14	(0.05)	0.16
Net earnings – basic	1.72	2.18	2.00	1.58	1.66
Dividends declared	1.24	1.15	1.03	0.91	0.82
Stock price range	38.52-12.58	42.15-33.90	38.49-32.06	37.34-32.67	37.75-28.88
Year-end closing stock price	16.20	37.07	37.21	35.05	36.50
Cash and equivalents	48,187	15,731	14,086	8,608	11,833
Total assets of continuing operations	796,046	786,794	674,966	588,821	578,560
Total assets	797,769	795,683	697,273	673,210	750,252
Long-term borrowings	330,067	319,013	260,749	212,167	207,784
Common shares outstanding – average (in thousands)	10,079,923	10,182,083	10,359,320	10,569,805	10,399,629
Common shareowner accounts – average	604,000	608,000	624,000	634,000	658,000
Employees at year end
United States	152,000	155,000	155,000	161,000	165,000
Other countries	171,000	172,000	164,000	155,000	142,000
Total employees	323,000	327,000	319,000	316,000	307,000 (c)

GE data
Short-term borrowings	$2,375	$4,106	$2,076	$972	$3,252
Long-term borrowings	9,827	11,656	9,043	8,986	7,561
Minority interest	6,678	6,503	5,544	5,308	7,236
Shareowners’ equity	104,665	115,559	111,509	108,633	110,181
Total capital invested	$123,545	$137,824	$128,172	$123,899	$128,230
Return on average total capital invested(b)	14.8%	18.9%	18.5%	16.7%	16.9%
Borrowings as a percentage of total capital invested(b)	9.9%	11.4%	8.7%	8.0%	9.0%
Working capital(b)	$3,904	$6,433	$7,527	$7,853	$7,788
GECS data
Revenues	$71,287	$71,936	$61,351	$54,889	$50,320
Earnings from continuing operations	7,774	12,417	10,219	8,929	7,614
Earnings (loss) from discontinued operations, net of taxes	(719)	(2,116)	439	(1,352)	1,114
Net earnings	7,055	10,301	10,658	7,577	8,728
Shareowner’s equity	53,279	57,676	54,097	50,812	54,379
Total borrowings	514,601	500,922	426,262	362,042	355,463
Ratio of debt to equity at GE Capital	8.76:1 (d)	8.10:1	7.52:1	7.09:1	6.45:1
Total assets	$660,902	$646,485	$565,258	$540,584	$618,614

Transactions between GE and GECS have been eliminated from the consolidated information.
(a)	Includes $75 million of preferred stock dividends in 2008.
(b)	Indicates terms are defined in the Glossary.
(c)	Includes employees of Genworth, which was subsequently deconsolidated in 2005.
(d)	7.07:1 net of cash and equivalents and with classification of hybrid debt as equity.

(21)

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

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2006 through 2008, Global Risk Management, Segment Operations, Geographic Operations and Environmental Matters. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview of Our Earnings from 2006 through 2008

Our results for the last three years reflect our strategy to strengthen our position as a worldwide growth company operating in diverse industries in which we maintain strong market-leader positions. During 2008, we encountered unprecedented conditions in the world economy and financial markets that affected all of our businesses. Over the three-year period our consolidated revenues grew 20% on organic growth that averaged 6% per year, yet earnings declined 6%. Our financial services businesses were most significantly affected as earnings fell 24% on a 16% increase in revenues over this three-year period.

The information that follows will show how our global diversification and risk management strategies have helped us to grow revenues and industrial earnings to record levels and to outperform our peers in financial services businesses. We also believe that the disposition of our less strategic businesses, our restructuring actions and our investment in businesses with strong growth potential have positioned us well for the future.

Energy Infrastructure (19% and 18% of consolidated three-year revenues and total segment profit, respectively) was well positioned to grow significantly over the last several years as the worldwide demand for energy, and for alternative sources of power, such as wind and thermal, rose to new levels. This resulted in a 53% increase in revenues and a 73% increase in segment profit over the three-year period. We continued to invest in market-leading technology and services at Energy, Oil & Gas and Water.

Technology Infrastructure (25% and 29% of consolidated three-year revenues and total segment profit, respectively) grew revenues 23% and earnings 12% over the three-year period as we continued to invest in market-leading technologies and services at Aviation and Transportation and strategic acquisitions at Healthcare. Aviation continued to grow revenues and earnings to record levels as one of the world’s leading providers of aircraft engines and services. The Aviation orders backlog also continued to grow, positioning us well for the future. Product services and sales of our Evolution Series locomotives contributed to Transportation’s growth over the last three years and we have invested heavily in expanding our global platform. Healthcare realized benefits from the acquisition of IDX Systems Corporation in 2006, expanding the breadth of our product and service offerings to the healthcare industry. Healthcare was adversely affected by the effects of the Deficit Reduction Act on U.S. equipment sales. In addition, lower sales of surgical imaging equipment resulted from a regulatory suspension on shipments at one of our facilities. We began shipping some of these products in the first half of 2008. Enterprise Solutions offers protection and productivity solutions such as safe facilities, plant automation, power control and sensing applications.

NBC Universal (10% and 11% of consolidated three-year revenues and total segment profit, respectively) is a diversified media and entertainment company that has grown through business and geographic diversity. While the television business continues to be challenged by the effects of a difficult economy, our cable business continues to grow and become more profitable. Our film business also continues to perform well, with consistent contributions to earnings.

(22)

Capital Finance (37% and 39% of consolidated three-year revenues and total segment profit, respectively) is a strong, focused business with leading positions in several mid-market, corporate and consumer financing segments. Our performance has been strong over the long-term, with solid risk management and underwriting through various credit cycles. More recently, we have been affected by economic changes, specifically the disruptions in capital markets, challenging credit market environment and rising unemployment. Our earnings in 2008 and 2007 were $8.6 billion and $12.2 billion, respectively. We expect the current challenging credit and economic environment to continue to affect our earnings in 2009. Throughout 2008, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. Our focus is to manage through the current challenging credit environment and reposition GE Capital as a diversely funded and smaller finance company.

Consumer & Industrial (7% and 3% of consolidated three-year revenues and total segment profit, respectively) is particularly sensitive to changes in economic conditions. Reflective of the downturn in the U.S. housing market, Consumer & Industrial revenues have declined over the three-year period. In response to these tough economic conditions, in 2007, Consumer & Industrial began a restructuring plan focused on reducing manufacturing capacity and transferring work to lower-cost countries. Despite these cost reduction efforts, segment profit declined on higher material and other costs.

Overall, acquisitions contributed $7.4 billion, $7.7 billion and $3.9 billion to consolidated revenues in 2008, 2007 and 2006, respectively. Our consolidated earnings included approximately $0.8 billion in 2008, and $0.5 billion in both 2007 and 2006, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through higher revenues of $0.1 billion in 2008 and lower revenues of $3.6 billion and $1.3 billion in 2007 and 2006, respectively. This resulted in higher earnings of $0.4 billion in both 2008 and 2007, and $0.1 billion in 2006.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations. In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. In December 2007, we completed the exit of WMC as a result of continued pressures in the U.S. subprime mortgage industry. Both of these businesses were previously reported in the Capital Finance segment.

In August 2007, we completed the sale of our Plastics business. We sold this business because of its cyclicality, rising costs of natural gas and raw materials, and the decision to redeploy capital resources into higher-growth businesses. During 2006, we sold our Advanced Materials business.

In 2006, we substantially completed our planned exit of the insurance businesses through the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re), and the sale, through a secondary public offering, of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

We reported the businesses described above as discontinued operations for all periods presented. For further information about discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We declared $12.6 billion in dividends in 2008. Common per-share dividends of $1.24 were up 8% from 2007, following a 12% increase from the preceding year. On February 6, 2009, our Board of Directors approved a regular quarterly dividend of $0.31 per share of common stock, which is payable April 27, 2009, to shareowners of record at close of business on February 23, 2009. This payment will complete the dividend for the first half of 2009. The Board will continue to evaluate the Company’s dividend level for the second half of 2009 in light of the growing uncertainty in the economy, including U.S. government actions, rising unemployment and the recent announcements by the rating agencies. In 2008, we declared $0.1 billion in preferred stock dividends.

(23)

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section for a more detailed discussion of the businesses within GE and GECS.

GE sales of product services were $35.5 billion in 2008, a 10% increase from 2007. Increases in product services in 2008 and 2007 were led by growth at Energy Infrastructure and Technology Infrastructure. Operating profit from product services was $9.3 billion in 2008, up 3% from 2007.

Postretirement benefit plans costs were $2.2 billion, $2.6 billion and $2.3 billion in 2008, 2007 and 2006, respectively. The cost decreased in 2008 primarily because of the effects of prior years’ investment gains, higher discount rates and benefits from new healthcare supplier contracts, partially offset by additional costs of plan benefits resulting from union negotiations and a pensioner increase in 2007. The cost increased in 2007 primarily because of plan benefit changes resulting from new U.S. labor agreements and increases in retiree medical and drug costs, partially offset by increases in discount rates for the year and effects of recent investment gains. The cost increased in 2006 primarily because of the effects of prior-years’ investment losses and lower discount rates.

Considering the current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets will be 8.5% for cost recognition in 2009, the same level as we assumed in 2008, 2007 and 2006. GAAP provides recognition of differences between assumed and actual returns over a period no longer than the average future service of employees.

We expect the costs of our postretirement benefits in 2009 to be about the same as the 2008 costs. The effects of decreasing discount rates (principal pension plans’ discount rate decreasing from 6.34% to 6.11%) will be largely offset by prior-years’ investment gains and benefits from new healthcare supplier contracts. Assuming our 2009 actual experience is consistent with our current benefit assumptions (e.g., expected return on assets, discount rates and healthcare trend rates), we expect that costs of our postretirement benefits will increase by approximately $1.0 billion in 2010 as compared to 2009, primarily due to amortization of our unamortized losses relating to our principal pension plans.

Our principal pension plans were underfunded by $4.4 billion at the end of 2008 as compared to overfunded by $16.8 billion at December 31, 2007. At December 31, 2008, the GE Pension Plan was underfunded by $0.9 billion and the GE Supplementary Pension Plan, which is an unfunded plan, had a projected benefit obligation of $3.5 billion. The reduction in surplus from year-end 2007 was primarily attributable to asset investment performance resulting from the deteriorating market conditions and economic environment in 2008. Our principal pension plans’ assets decreased from $59.7 billion at the end of 2007 to $40.7 billion at December 31, 2008, a 28.2% decline in investment values during the year. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general Company operations. Although the reduction in pension plan assets in 2008 will impact future pension plan costs, the Company’s requirement to make future cash contributions to the Trust will depend on future market and economic conditions.

On an Employee Retirement Income Security Act (ERISA) basis, the GE Pension Plan remains fully funded at January 1, 2009. We will not make any contributions to the GE Pension Plan in 2009. Assuming our 2009 actual experience is consistent with our current benefit assumptions (e.g., expected return on assets and interest rates), we will not be required to make contributions to the GE Pension Plan in 2010.

At December 31, 2008, the fair value of assets for our other pension plans was $2.4 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2007 was $1.6 billion. We expect to contribute $0.7 billion to our other pension plans in 2009, compared with actual contributions of $0.6 billion and $0.7 billion in 2008 and 2007, respectively. Our principal retiree health and life plans obligations exceeded the fair value of related assets by $10.8 billion and $11.2 billion at December 31, 2008 and 2007, respectively. We fund our retiree health benefits on a pay-as-you-go basis. We expect to contribute $0.7 billion to these plans in 2009 compared with actual contributions of $0.6 billion in 2008 and 2007.

The funded status of our postretirement benefits plans and future effects on operating results depend on economic conditions and investment performance. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about funded status, components of earnings effects and actuarial assumptions.

GE other costs and expenses are selling, general and administrative expenses. These costs were 12.9%, 14.2% and 14.3% of total GE sales in 2008, 2007 and 2006, respectively.

(24)

Interest on borrowings and other financial charges amounted to $26.2 billion, $23.8 billion and $18.9 billion in 2008, 2007 and 2006, respectively. Substantially all of our borrowings are in financial services, where interest expense was $25.1 billion, $22.7 billion and $17.8 billion in 2008, 2007 and 2006, respectively. Average borrowings increased over the three-year period. Interest rates increased from 2006 to 2007 attributable to rising credit spreads. Interest rates have decreased from 2007 to 2008 in line with general market conditions. GECS average borrowings were $521.2 billion, $456.4 billion and $389.0 billion in 2008, 2007 and 2006, respectively. GECS average composite effective interest rate was 4.8% in 2008, 5.0% in 2007 and 4.6% in 2006. In 2008, GECS average assets of $667.2 billion were 13% higher than in 2007, which in turn were 17% higher than in 2006. We anticipate that our composite rates will continue to decline through 2009 as a result of decreased benchmark rates globally. However, these decreases in benchmark rates will be partially offset by higher credit spreads and fees associated with government guarantees and higher cash balances resulting from pre-funding of debt maturities and the need to maintain greater liquidity in the current environment. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Income taxes on consolidated earnings from continuing operations were 5.5% in 2008 compared with 15.6% in 2007 and 16.9% in 2006. Our consolidated income tax rate decreased from 2007 to 2008 primarily because of a reduction during 2008 of income in higher-taxed jurisdictions. This increased the relative effect of tax benefits from lower-taxed global operations on the tax rate. In addition, earnings from lower-taxed global operations increased from 2007 to 2008. The increase in the benefit from lower-taxed global operations includes a benefit from the 2008 decision to indefinitely reinvest, outside the U.S., prior-year earnings because the use of foreign tax credits no longer required the repatriation of those prior-year earnings.

Our consolidated income tax rate decreased from 2006 to 2007 as the tax benefit on the disposition of our investment in SES and an increase in favorable settlements with tax authorities more than offset a decrease in the benefit from lower-taxed earnings from global operations, which in 2006 included one-time tax benefits from planning to use non-U.S. tax net operating losses.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about our income tax provisions, is provided in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. The nature of business activities and associated income taxes differ for GE and for GECS and a separate analysis of each is presented in the paragraphs that follow.

Because GE tax expense does not include taxes on GECS earnings, the GE effective tax rate is best analyzed in relation to GE earnings excluding GECS. GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, were $13.7 billion, $12.8 billion and $11.7 billion for 2008, 2007 and 2006, respectively. On this basis, GE’s effective tax rate was 24.9% in 2008, 21.8% in 2007 and 21.9% in 2006.

Resolution of audit matters reduced the GE effective tax rate throughout this period. The effects of such resolutions are included in the following captions in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Audit resolutions – effect on GE excluding GECS tax rate
	2008	2007	2006

Tax on global activities including exports	–%	(2.7)%	(0.8)%
All other – net	(0.6)	(2.4)	(0.8)
	(0.6)%	(5.1)%	(1.6)%

The GE effective tax rate increased from 2007 to 2008 because of the 4.5 percentage point lower 2008 benefit from favorable audit resolutions, partially offset by a 1.0 percentage point increase in the benefit in lower-taxed earnings from global operations, excluding audit resolutions.

(25)

The GE effective tax rate declined slightly from 2006 to 2007 because the 3.5 percentage point higher 2007 benefit from favorable audit resolutions was largely offset by a 3.3 percentage point decrease in the benefit in lower-taxed earnings from global operations, excluding audit resolutions and the effect of tax law changes. The 2006 benefit from global operations included tax benefits from planning to use non-U.S. net operating losses against profitable operations.

The 2006 GE rate reflects the favorable audit resolutions shown above and the benefit of lower-taxed earnings from global operations including tax benefits from planning to use non-U.S. net operating losses against profitable operations.

The GECS effective tax rate was (44.0)% in 2008, compared with 9.9% in 2007 and 12.0% in 2006. GE and GECS file a consolidated U.S. federal income tax return that enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due.

The GECS rate decreased from 2007 to 2008 primarily because of a reduction during 2008 of income in higher-taxed jurisdictions. This increased the relative effect of tax benefits from lower-taxed global operations on the tax rate, reducing the rate 32.7 percentage points. In addition, earnings from lower-taxed global operations increased from 2007 to 2008, causing an additional 20.7 percentage point rate reduction. The increase in the benefit from lower-taxed global operations includes 6.5 percentage points from the 2008 decision to indefinitely reinvest, outside the U.S., prior-year earnings because the use of foreign tax credits no longer required the repatriation of those prior-year earnings.

The GECS income tax rate decreased from 2006 to 2007 as the tax benefit on the disposition of its investment in SES and growth in lower-taxed global earnings, which decreased the GECS effective tax rate 4.0 and 1.0 percentage points, respectively, were partially offset by higher net tax expense related to U.S. and non-U.S. audit activity and from the absence of the 2006 benefit of the reorganization, discussed below, of our aircraft leasing business, which increased the rate 1.6 and 1.1 percentage points, respectively.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish ruling, decreased the GECS effective tax rate 1.1 percentage points in 2006.

Global Risk Management

A disciplined approach to risk is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. It is necessary for us to manage risk at the individual transaction level, and to consider aggregate risk at the customer, industry, geographic and collateral-type levels, where appropriate.

The GE Board of Directors maintains overall responsibility for risk oversight, with a focus on the most significant risks facing GE. The Board's Audit Committee oversees GE’s risk policies and processes relating to the financial statements and financial reporting process. The Board's Public Responsibilities Committee oversees risks involved in GE’s public policy initiatives, the environment and similar matters. The Board’s Management Development and Compensation Committee oversees risk related to compensation.

(26)

The Board’s oversight process builds upon our management’s risk management and assessment processes, which include long-term strategic planning, executive development and evaluation, regulatory and litigation compliance reviews, environmental compliance reviews, GECS Corporate Risk Function and the Corporate Risk Committee. Each year, management and the Board jointly develop a list of major risks that GE plans to address. Throughout the year, either the Board or one of its committees dedicates a portion of their meetings to review and discuss these risk topics in greater detail. Strategic and operational risks are covered in the CEO’s report on operations to the Board at regularly scheduled Board meetings. At least twice a year, the Audit Committee receives a risk update from the GECS risk officer, which focuses on GECS risk strategy and its financial services portfolio, including its processes for managing credit and market risk within its portfolio. In addition, each year, and in some years more frequently, the Audit Committee receives a comprehensive report from GE’s Treasurer on GECS capital markets exposure and its liquidity and funding risks and a comprehensive report from GE’s General Counsel covering compliance issues. Each year, the Committee also reviews and discusses topics related to the financial reporting process, including an update on information technology, controllership, insurance, tax strategies and policies, accounting and numerous reports on regulation, compliance, litigation and investigations affecting GE businesses.

The GECS Board of Directors oversees the risk management process, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. All participants in the risk management process must comply with approval limits established by the GECS Board.

The GECS Chief Risk Officer is responsible, with the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies; and for reviewing major risk exposures and concentrations across the organization. The GECS Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by the GECS Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. We employ proprietary analytic models to allocate capital to our financing activities, to identify the primary sources of risk and to measure the amount of risk we will take for each product line. This approach allows us to develop early signals that monitor changes in risk affecting portfolio performance and actively manage the portfolio. Other corporate functions such as Controllership, Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge financial risk with derivative financial instruments must do so using our centrally managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment. The senior risk officers have, on average, over 25 years of experience.

We manage a variety of risks including liquidity, credit, market and government and regulatory risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section of this Item and in Notes 18 and 29 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our investing, lending and leasing activities and derivative financial instruments activities (see the Financial Resources and Liquidity and Critical Accounting Estimates sections of this Item and Notes 1, 9, 12, 13, 29 and 31 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments and residual values of leased assets. This risk is caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. Additional information can be found in the Financial Resources and Liquidity section of this Item and in Notes 6, 9, 12, 14, 28 and 29 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(27)

•
Government and regulatory risk is the risk that the government or regulatory authorities will implement new laws or rules, amend existing laws or rules, or interpret or enforce them in ways that would cause us to have to change our business models or practices. We manage these risks through the GECS Board, our Policy Compliance Review Board and our Corporate Risk Committee.

Other risks include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. These types of risks are often insurable, and success in managing these risks is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring risk to others.

Our risk management approach has the following major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings; and a hold to maturity model with transactions underwritten to our “on-book” standards.

The GECC financing portfolios comprise approximately 70% commercial and 30% consumer risk activities, with 53% of the portfolio outside the U.S. Exposure to developing markets is 11% of the portfolio and is primarily through our Eastern European banking operations and Mexican commercial financing activities - where we have operated for over 10 years - and various minority owned joint ventures.

The commercial portfolio has a maximum single industry concentration of 6%, excluding the commercial aircraft financing and the commercial real estate businesses, which are diversified separately within their respective portfolios. 67% of all commercial exposures are less than $100 million to any one customer, while 55% are less than $50 million. Our commercial aircraft financing business owns 1,494 aircraft – 56% are narrow body planes and predominantly newer, high-demand models, while only 15% are smaller regional jets and older Boeing 737 classic aircraft. The average age of the fleet is 7 years and our customers include over 230 airlines located in 70 countries. Leased collateral represents asset types we have over 20 years experience managing.

The commercial real estate business consists of a real estate investment portfolio, a real estate lending portfolio, and a single tenant financing portfolio. The real estate investment and lending portfolios are global and consist of approximately 8,000 individual properties in 2,600 cities in 31 countries with an average property investment of under $10 million.

•
Our real estate investment portfolio includes approximately 3,200 properties located in 900 cities and 22 countries, with 71% of this portfolio outside the U.S., primarily located in Europe, the U.K., Asia, Canada and Mexico, across a wide variety of property types including office, industrial/warehouse, and multifamily.

•
Our real estate lending portfolio is secured by approximately 4,800 properties in 1,900 cities and 25 countries, with 44% of the assets securing this portfolio located outside the U.S., across a wide variety of property types including office, multifamily and hotel.

•	The single tenant financing portfolio has approximately 4,200 properties in 1,360 cities in the U.S. and Canada, and an average loan size under $3 million.

The U.S. consumer portfolio includes private-label credit card and sales financing for over 56 million consumers. The portfolio includes customers across the U.S. and no metropolitan statistical area accounts for more than 4% of the portfolio. The average credit line for the private label portfolio is $600. The non-U.S. portfolio accounts for 80% of all consumer risk activities and includes consumer mortgages, auto loans, personal loans and credit card financing in 43 countries. Western Europe, the U.K., Eastern Europe and Australia/New Zealand are the primary non-U.S. markets. Mortgages represent 43% of the total consumer portfolio. The average loan-to-value (LTV) at origination of the total global mortgage portfolio is approximately 74%. Western Europe, Australia and New Zealand, Ireland and the U.K. account for approximately 80% of the mortgage book. GE employees underwrite all mortgages and originate to hold all mortgages on book. We exited the U.S. mortgage business in 2007.

The U.K. mortgage business tightened underwriting criteria throughout 2008 and reduced volume by 54% in response to the weakening home price environment in the U.K. Since mid-2006, the first mortgage loans originated in the U.K. that were greater than 80% LTV are covered by private mortgage insurance for the mortgage balance in excess of 80%. Insured mortgages account for approximately 73% of the portfolio above 80% LTV at origination.

The Australia/New Zealand mortgages are generally prime credit, and 94% of the portfolio is covered by private mortgage insurance for the full amount of the mortgage, which is customary in this market.

(28)

The French mortgage portfolio is generally prime credit, and 29% is insured for mortgage loans greater than 80% LTV (for the mortgage balance in excess of 80%).

Segment Operations

Our five segments are focused on the broad markets they serve: Energy Infrastructure, Technology Infrastructure, NBC Universal, Capital Finance and Consumer & Industrial. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments for greater clarity.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Technology Infrastructure, NBC Universal and Consumer & Industrial; included in determining segment profit, which we sometimes refer to as “net earnings,” for Capital Finance.

We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information about our segments, see Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Summary of Operating Segments

	General Electric Company and consolidated affiliates
(In millions)	2008	2007	2006	2005	2004

Revenues
Energy Infrastructure	$38,571	$30,698	$25,221	$21,921	$19,841
Technology Infrastructure	46,316	42,801	37,687	33,873	30,142
NBC Universal	16,969	15,416	16,188	14,689	12,886
Capital Finance	67,008	66,301	56,378	49,071	43,750
Consumer & Industrial	11,737	12,663	13,202	13,040	12,408
Total segment revenues	180,601	167,879	148,676	132,594	119,027
Corporate items and eliminations	1,914	4,609	2,892	3,668	4,787
Consolidated revenues	$182,515	$172,488	$151,568	$136,262	$123,814
Segment profit
Energy Infrastructure	$6,080	$4,817	$3,518	$3,222	$3,100
Technology Infrastructure	8,152	7,883	7,308	6,188	5,412
NBC Universal	3,131	3,107	2,919	3,092	2,558
Capital Finance	8,632	12,243	10,397	8,414	6,593
Consumer & Industrial	365	1,034	970	732	601
Total segment profit	26,360	29,084	25,112	21,648	18,264
Corporate items and eliminations	(2,691)	(1,840)	(1,548)	(372)	165
GE interest and other financial charges	(2,153)	(1,993)	(1,668)	(1,319)	(901)
GE provision for income taxes	(3,427)	(2,794)	(2,552)	(2,678)	(1,937)
Earnings from continuing operations	18,089	22,457	19,344	17,279	15,591
Earnings (loss) from discontinued
operations, net of taxes	(679)	(249)	1,398	(559)	1,631
Consolidated net earnings	$17,410	$22,208	$20,742	$16,720	$17,222

See accompanying notes to consolidated financial statements.

(29)

Energy Infrastructure

(In millions)	2008	2007	2006

Revenues	$38,571	$30,698	$25,221
Segment profit	$6,080	$4,817	$3,518

(In millions)	2008	2007	2006

Revenues
Energy	$29,309	$22,456	$19,406
Oil & Gas	7,417	6,849	4,340

Segment profit
Energy	$4,880	$3,835	$2,918
Oil & Gas	1,127	860	548

Energy Infrastructure revenues rose 26%, or $7.9 billion, in 2008 on higher volume ($6.0 billion), higher prices ($1.4 billion) and the effects of the weaker U.S. dollar ($0.5 billion). The increase in volume reflected increased sales of thermal and wind equipment at Energy, and the effects of acquisitions and increased sales of services at Oil & Gas. The increase in price was primarily at Energy, while the effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas.

Segment profit rose 26% to $6.1 billion in 2008, compared with $4.8 billion in 2007, as higher prices ($1.4 billion), higher volume ($1.0 billion) and the effects of the weaker U.S. dollar ($0.1 billion) more than offset the effects of higher material and other costs ($0.7 billion) and lower productivity ($0.5 billion). Volume and material and other costs increased across all businesses of the segment. The effects of productivity were primarily at Energy.

Energy Infrastructure revenues rose 22%, or $5.5 billion, in 2007 on higher volume ($4.0 billion), higher prices ($0.8 billion) and the effects of the weaker U.S. dollar ($0.7 billion). The increase in volume reflected increased sales of thermal and wind equipment at Energy, and the effects of acquisitions and increased sales of equipment and services at Oil & Gas. The increase in price was primarily at Energy, while the effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy.

Segment profit rose 37% to $4.8 billion in 2007, compared with $3.5 billion in 2006, as higher prices ($0.8 billion), higher volume ($0.7 billion) and productivity ($0.1 billion) more than offset the effects of higher material and other costs ($0.4 billion). The increase in volume primarily related to Energy and Oil & Gas.

Energy Infrastructure orders were $43.2 billion in 2008, up from $36.9 billion in 2007. The $32.5 billion total backlog at year-end 2008 comprised unfilled product orders of $23.0 billion (of which 75% was scheduled for delivery in 2009) and product services orders of $9.5 billion scheduled for 2009 delivery. Comparable December 31, 2007, total backlog was $29.3 billion, of which $21.0 billion was for unfilled product orders and $8.3 billion, for product services orders. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(30)

Technology Infrastructure

(In millions)	2008	2007	2006

Revenues	$46,316	$42,801	$37,687
Segment profit	$8,152	$7,883	$7,308

(In millions)	2008	2007	2006

Revenues
Aviation	$19,239	$16,819	$13,017
Enterprise Solutions	4,710	4,462	3,951
Healthcare	17,392	16,997	16,560
Transportation	5,016	4,523	4,159

Segment profit
Aviation	$3,684	$3,222	$2,802
Enterprise Solutions	691	697	620
Healthcare	2,851	3,056	3,142
Transportation	962	936	774

Technology Infrastructure revenues rose 8%, or $3.5 billion, in 2008 on higher volume ($3.0 billion), the effects of the weaker U.S. dollar ($0.3 billion) and higher prices ($0.2 billion). The increase in volume reflected the effects of acquisitions and increased sales of military and commercial engines and services at Aviation; increased sales in the international diagnostic imaging, clinical systems and life sciences businesses of Healthcare; increased equipment sales at Transportation; and increases at Sensing and Inspection Technologies and Digital Energy at Enterprise Solutions. The effects of the weaker U.S. dollar were primarily at Healthcare and Enterprise Solutions. Higher prices were primarily at Aviation and Transportation, partially offset by lower prices at Healthcare.

Segment profit rose 3% to $8.2 billion in 2008, compared with $7.9 billion in 2007, as the effects of productivity ($0.5 billion), higher volume ($0.4 billion) and higher prices ($0.2 billion) more than offset the effects of higher material and other costs ($0.9 billion). The effects of productivity were primarily at Healthcare and Aviation. Volume increases were primarily at Aviation and Transportation. The increase in material costs was primarily at Aviation and Transportation, partially offset by a decrease at Healthcare. Labor and other costs increased across all businesses of the segment.

Technology Infrastructure revenues rose 14%, or $5.1 billion, in 2007 on higher volume ($4.6 billion) and the effects of the weaker U.S. dollar ($0.6 billion), partially offset by lower prices ($0.1 billion). The increase in volume reflected the effects of acquisitions and increased sales of commercial engines and services at Aviation; increased sales in the international diagnostic imaging, clinical systems and life sciences businesses of Healthcare; primarily the effects of acquisitions at Enterprise Solutions; and increased sales of equipment and services at Transportation. The effects of the weaker U.S. dollar were primarily at Healthcare and Enterprise Solutions.

Segment profit rose 8% to $7.9 billion in 2007, compared with $7.3 billion in 2006, as higher volume ($0.8 billion), productivity ($0.4 billion) and higher sales of minority interests in engine programs ($0.1 billion) more than offset the effects of higher material and other costs ($0.7 billion) and lower prices ($0.1 billion). The increase in volume primarily related to Aviation, Healthcare and Enterprise Solutions. The effects of productivity were primarily at Healthcare and Transportation. The increase in material costs was primarily at Aviation, partially offset by a decrease at Healthcare, and labor and other costs increased across all businesses of the segment.

Technology Infrastructure orders were $47.2 billion in 2008, down from $48.7 billion in 2007. The $37.6 billion total backlog at year-end 2008 comprised unfilled product orders of $28.4 billion (of which 48% was scheduled for delivery in 2009) and product services orders of $9.2 billion scheduled for 2009 delivery. Comparable December 31, 2007, total backlog was $35.5 billion, of which $27.5 billion was for unfilled product orders and $8.0 billion, for product services orders. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(31)

NBC Universal revenues increased $1.6 billion, or 10%, to $17.0 billion in 2008, as revenues from the Olympics broadcasts ($1.0 billion) and higher revenues in cable ($0.6 billion) and film ($0.4 billion) were partially offset by lower earnings and impairments related to associated companies and investment securities ($0.3 billion) and lower revenues from our television business ($0.1 billion). Segment profit of $3.1 billion in 2008 was flat compared with 2007, as higher earnings from cable ($0.3 billion) and proceeds from insurance claims ($0.4 billion) were offset by lower earnings and impairments related to associated companies and investment securities ($0.3 billion), losses from the Olympics broadcasts ($0.2 billion), and lower earnings from our television business ($0.1 billion) and film ($0.1 billion).

NBC Universal revenues declined 5%, or $0.8 billion, in 2007, primarily from the lack of current-year counterparts to the 2006 Olympics broadcasts ($0.7 billion) and 2006 sale of television stations ($0.2 billion), lower revenues in our broadcast network and television stations as a result of lower advertising sales ($0.5 billion) and lower film revenues ($0.1 billion), partially offset by higher revenues for cable ($0.4 billion) and television production and distribution ($0.3 billion). Segment profit rose 6%, or $0.2 billion, in 2007 as improvements in cable ($0.2 billion), television production and distribution ($0.2 billion), film ($0.1 billion) and the absence of Olympics broadcasts in 2007 ($0.1 billion) were partially offset by the lack of a current-year counterpart to the 2006 sale of four television stations ($0.2 billion) and lower earnings from our broadcast network and television stations ($0.2 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Capital Finance

(In millions)	2008	2007	2006

Revenues	$67,008	$66,301	$56,378
Segment profit	$8,632	$12,243	$10,397

December 31 (In millions)	2008	2007

Total assets	$572,903	$583,965

(In millions)	2008	2007	2006

Revenues
Commercial Lending and Leasing (CLL)	$26,742	$27,267	$25,833
GE Money	25,012	24,769	19,508
Real Estate	6,646	7,021	5,020
Energy Financial Services	3,707	2,405	1,664
GE Commercial Aviation Services (GECAS)	4,901	4,839	4,353

Segment profit
CLL	$1,805	$3,801	$3,503
GE Money	3,664	4,269	3,231
Real Estate	1,144	2,285	1,841
Energy Financial Services	825	677	648
GECAS	1,194	1,211	1,174

December 31 (In millions)	2008	2007

Total assets
CLL	$232,486	$229,608
GE Money	183,617	209,178
Real Estate	85,266	79,285
Energy Financial Services	22,079	18,705
GECAS	49,455	47,189

(32)

Capital Finance 2008 revenues increased by 1%, and net earnings decreased 29%, compared with 2007. Revenues in 2008 and 2007 included $4.4 billion and $0.5 billion from acquisitions, respectively, and in 2008 were benefited by $0.1 billion as a result of dispositions. Revenues in 2008 also decreased $3.3 billion as a result of organic revenue declines ($4.5 billion), partially offset by the weaker U.S. dollar ($1.2 billion). Net earnings decreased by $3.6 billion in 2008, resulting from core declines ($3.5 billion), including an increase of $1.9 billion in the provision for losses on financing receivables, lower investment income ($0.6 billion) and lower securitization income ($0.4 billion), offset by acquisitions ($0.5 billion), the weaker U.S. dollar ($0.3 billion) and dispositions ($0.1 billion). Net earnings included mark-to-market losses and impairments ($1.4 billion), partially offset by increased tax benefits from lower-taxed earnings from global operations ($0.7 billion) and Genpact mark-to-market gains ($0.2 billion).

Capital Finance 2007 revenues and net earnings both increased 18%, compared with 2006. Revenues in 2007 included $3.5 billion from acquisitions and were reduced by $2.7 billion as a result of dispositions. Revenues in 2007 also increased $9.1 billion as a result of organic revenue growth ($6.8 billion) and the weaker U.S. dollar ($2.3 billion). The increase in net earnings resulted primarily from core growth ($1.0 billion), higher securitization income ($0.4 billion) and the weaker U.S. dollar ($0.3 billion). Core growth included $0.5 billion representing the total year’s tax benefit on the disposition of our investment in SES, growth in lower-taxed earnings from global operations ($0.4 billion) and the sale of part of our Garanti investment ($0.2 billion), partially offset by declines in fair value of retained interests in securitizations ($0.2 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Additional information about certain Capital Finance businesses follows.

CLL 2008 revenues decreased 2% and net earnings decreased 53% compared with 2007. Revenues in 2008 and 2007 included $1.8 billion and $0.2 billion, respectively, from acquisitions and in 2008 were reduced by $0.3 billion as a result of dispositions. Revenues in 2008 decreased $1.9 billion compared with 2007 as a result of organic revenue declines ($2.3 billion), partially offset by the weaker U.S. dollar ($0.5 billion). Net earnings decreased by $2.0 billion in 2008, resulting from core declines ($2.2 billion), including an increase of $0.5 billion in the provision for losses on financing receivables and lower investment income ($0.3 billion), partially offset by acquisitions ($0.4 billion) and the effect of the weaker U.S. dollar ($0.1 billion). Net earnings included mark-to-market losses and impairments ($0.8 billion), the absence of the effects of the 2007 tax benefit on the disposition of our investment in SES ($0.5 billion) and SES gains ($0.1 billion), partially offset by Genpact mark-to-market gains ($0.2 billion).

CLL 2007 revenues and net earnings increased 6% and 9%, respectively, compared with 2006. Revenues in 2007 and 2006 included $2.1 billion and $0.1 billion, respectively, from acquisitions, and in 2007 were reduced by $2.7 billion as a result of dispositions. Revenues in 2007 also increased $1.9 billion as a result of organic revenue growth ($1.2 billion) and the weaker U.S. dollar ($0.7 billion). The increase in net earnings resulted from acquisitions ($0.2 billion), core growth ($0.1 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by dispositions ($0.1 billion). Core growth included $0.5 billion representing the total year’s tax benefit on the disposition of our investment in SES, partially offset by $0.2 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale. Investment income included higher SES gains ($0.1 billion), offset by impairments of securitization retained interests ($0.1 billion).

GE Money 2008 revenues increased 1% and net earnings decreased 14% compared with 2007. Revenues for 2008 included $0.7 billion from acquisitions and $0.4 billion from the gain on sale of our Corporate Payment Services (CPS) business and were reduced by $0.2 billion from dispositions. Revenues in 2008 also decreased $0.6 billion compared with 2007 as a result of organic revenue declines ($1.2 billion), partially offset by the weaker U.S. dollar ($0.6 billion). The decrease in net earnings resulted primarily from core declines ($0.5 billion) and lower securitization income ($0.5 billion). The decreases were partially offset by the gain on the sale of our CPS business ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion). Core declines primarily resulted from lower results in the U.S., reflecting the effects of higher delinquencies ($1.2 billion), partially offset by growth in lower-taxed earnings from global operations ($1.0 billion), including the decision to indefinitely reinvest, outside the U.S., prior-year earnings.

GE Money 2007 revenues and net earnings increased 27% and 32%, respectively, compared with 2006. Revenues in 2007 included $0.4 billion from acquisitions. Revenues in 2007 also increased $4.8 billion as a result of organic revenue growth ($3.5 billion) and the weaker U.S. dollar ($1.4 billion). The increase in net earnings resulted primarily from core growth ($0.3 billion), higher securitization income ($0.4 billion), the sale of part of our Garanti investment ($0.2 billion) and the weaker U.S. dollar ($0.2 billion). Core growth included growth in lower-taxed earnings from global operations ($0.3 billion), partially offset by lower results in the U.S., reflecting the effects of higher delinquencies ($0.4 billion).

(33)

Real Estate 2008 revenues decreased 5% and net earnings decreased 50% compared with 2007. Revenues for 2008 included $0.3 billion from acquisitions. Revenues in 2008 also decreased $0.7 billion compared with 2007 as a result of organic revenue declines ($0.8 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Real Estate net earnings decreased $1.1 billion compared with 2007, primarily from a decline in net earnings from real estate equity investments ($1.2 billion), partially offset by an increase in net earnings from real estate lending. Net earnings from the sale of real estate equity investments in 2008 were lower as a result of increasingly difficult market conditions. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as a result of deterioration in current and expected real estate market liquidity and macroeconomic trends, it is difficult to predict with certainty the level of future sales or sales prices.

Real Estate assets at December 31, 2008, increased $6.0 billion, or 8%, from December 31, 2007, including $12.1 billion, or 34%, attributable to an increase in real estate lending, partially offset by a $6.4 billion, or 16%, decline in real estate equity investments. During 2008, we sold real estate equity investment assets with a book value totaling $5.8 billion, which resulted in net earnings of $1.3 billion that were partially offset by losses, impairments and depreciation.

Real Estate 2007 revenues and net earnings increased 40% and 24%, respectively, compared with 2006. Revenues in 2007 included $0.3 billion from acquisitions. Revenues in 2007 also increased $1.8 billion as a result of organic revenue growth ($1.5 billion) and the weaker U.S. dollar ($0.2 billion). Real Estate net earnings increased 24% compared with 2006, primarily as a result of a $0.5 billion increase in net earnings from sales of real estate investments.

Real Estate assets at December 31, 2007, increased $25.5 billion, or 47%, from December 31, 2006, of which $12.6 billion was real estate investments, also up 47%. During 2007, we sold real estate assets with a book value totaling $7.0 billion, which resulted in net earnings of $2.1 billion.

Energy Financial Services 2008 revenues and net earnings increased 54% and 22%, respectively, compared with 2007. Revenues in 2008 and 2007 included $1.6 billion and $0.3 billion, respectively, from acquisitions. The increase in net earnings resulted primarily from core growth ($0.2 billion), partially offset by lower investment income ($0.1 billion).

Energy Financial Services 2007 revenues and net earnings increased 45% and 4%, respectively, compared with 2006. The increase in revenues resulted primarily from acquisitions ($0.6 billion) and organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core growth.

GECAS 2008 revenues increased 1% and net earnings decreased 1% compared with 2007. The increase in revenues is primarily a result of organic revenue growth ($0.1 billion), partially offset by lower investment income. The decrease in net earnings resulted primarily from lower investment income, partially offset by core growth.

GECAS 2007 revenues and net earnings increased 11% and 3%, respectively, compared with 2006. The increase in revenues resulted primarily from organic revenue growth ($0.4 billion) and acquisitions ($0.1 billion). The increase in net earnings resulted primarily from core growth.

Consumer & Industrial revenues decreased 7%, or $0.9 billion, to $11.7 billion in 2008 compared with 2007 as lower volume ($1.2 billion) was partially offset by higher prices ($0.2 billion) and the effects of the weaker U.S. dollar ($0.1 billion). The decrease in volume reflected tightened spending in the U.S. market. Segment profit decreased 65%, or $0.7 billion, to $0.4 billion as higher material and other costs ($0.4 billion), lower volume ($0.2 billion), lower productivity ($0.1 billion) and the effects of the weaker U.S. dollar on manufacturing costs ($0.1 billion) were partially offset by higher prices ($0.2 billion).

Consumer & Industrial revenues decreased 4%, or $0.5 billion, in 2007 compared with 2006 as lower volume ($0.8 billion) was partially offset by the effects of the weaker U.S. dollar ($0.2 billion) and higher prices ($0.1 billion). The decrease in volume reflects the sale of GE Supply in the third quarter of 2006. Segment profit rose 7%, or $0.1 billion, as productivity ($0.3 billion) and higher prices ($0.1 billion) were partially offset by higher material and other costs ($0.4 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(34)

Corporate Items and Eliminations

(In millions)	2008	2007	2006

Revenues
Insurance activities	$3,335	$3,962	$3,692
Eliminations and other	(1,421)	647	(800)
Total	$1,914	$4,609	$2,892

Operating profit (cost)
Insurance activities	$(202)	$145	$57
Principal pension plans	(244)	(755)	(877)
Underabsorbed corporate overhead	(341)	(437)	(266)
Other	(1,904)	(793)	(462)
Total	$(2,691)	$(1,840)	$(1,548)

Corporate Items and Eliminations include the effects of eliminating transactions between operating segments; results of our insurance activities remaining in continuing operations; certain items in our treasury operations; cost of, and cost reductions from, our principal pension plans; underabsorbed corporate overhead; certain non-allocated amounts described below; and a variety of sundry items. Corporate Items and Eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

Certain amounts included in the line “Other” above are not allocated to segment results for internal measurement purposes. In 2008, amounts primarily related to restructuring, rationalization and other charges were $0.5 billion at each of Capital Finance and NBC Universal, $0.4 billion at Technology Infrastructure and $0.3 billion at each of Energy Infrastructure and Consumer & Industrial. Included in these amounts in 2008 were technology and product development costs of $0.2 billion at NBC Universal and $0.1 billion at Technology Infrastructure and net losses on business exits of $0.2 billion at Capital Finance. In 2007, amounts primarily related to restructuring, rationalization and other charges were $0.5 billion at Technology Infrastructure, $0.4 billion at each of Consumer & Industrial (including $0.1 billion of product quality issues) and Capital Finance, $0.3 billion at NBC Universal, and $0.2 billion at Energy Infrastructure. Included in these amounts in 2007 were technology and product development costs of $0.1 billion at NBC Universal. GECS amounts are on an after-tax basis.

Corporate Items and Eliminations include the elimination of transactions between our segments. In 2007, revenues, eliminations and other included a $0.9 billion gain on sale of a business interest to Hitachi by the Energy business and a $0.6 billion gain on sale of Swiss Re common stock.

Other operating profit (cost) reflects a $0.9 billion gain on sale of a business interest to Hitachi by the Energy business and a $0.3 billion (after-tax basis) gain on sale of Swiss Re common stock in 2007 and gains from sales of business interests of $0.4 billion in 2006, principally GE Supply.

Discontinued Operations

(In millions)	2008	2007	2006

Earnings (loss) from discontinued
operations, net of taxes	$(679)	$(249)	$1,398

Discontinued operations comprised GE Money Japan; WMC; Plastics; Advanced Materials; GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

During the third quarter of 2007, we committed to a plan to sell our Lake business and recorded an after-tax loss of $0.9 billion, which represents the difference between the net book value of our Lake business and the projected sale price. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership interest in GE Nissen Credit Co., Ltd. In connection with this sale, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $0.4 billion loss in 2008.

(35)

In December 2007, we completed the sale of our WMC business for $0.1 billion in cash, recognizing an after-tax loss of $0.1 billion. In connection with the transaction, certain contractual obligations and potential liabilities related to previously sold loans were retained.

In August 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation for $11.6 billion in cash. As a result, we recognized an after-tax gain of $1.6 billion.

Loss from discontinued operations, net of taxes, in 2008 was $0.7 billion, primarily reflecting a loss from operations ($0.3 billion), and the estimated incremental loss on disposal ($0.4 billion) at GE Money Japan.

Loss from discontinued operations, net of taxes, in 2007 was $0.2 billion, reflecting a loss from operations at WMC ($0.9 billion), an estimated after-tax loss on the planned sale of Lake ($0.9 billion), a loss from operations at GE Money Japan ($0.3 billion), and an after-tax loss on the sale of our WMC business ($0.1 billion), partially offset by a tax adjustment related to the 2004 initial public offering of Genworth ($0.1 billion). This was partially offset by an after-tax gain on sale of our Plastics business ($1.6 billion) and earnings from Plastics operations ($0.3 billion).

Earnings from discontinued operations, net of taxes, in 2006 were $1.4 billion, reflecting earnings at our Plastics and Advanced Materials businesses ($1.0 billion). Also included in these earnings were earnings at GE Money Japan and WMC ($0.3 billion), Genworth ($0.2 billion) and GE Insurance Solutions ($0.1 billion), partially offset by a loss at GE Life ($0.2 billion).

For additional information related to discontinued operations, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Geographic Operations

Our global activities span all geographic regions and primarily encompass manufacturing for local and export markets, import and sale of products produced in other regions, leasing of aircraft, sourcing for our plants domiciled in other global regions and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. Potential increased risks include, among other things, higher receivable delinquencies and bad debts, delays or cancellations of sales and orders principally related to power and aircraft equipment, higher local currency financing costs and slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of industrial and financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, U.S. is presented separately from the remainder of the Americas. We classify certain operations that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

Geographic Revenues

(In billions)	2008	2007	2006

U.S.	$85.3	$86.2	$81.1
Europe	44.0	39.9	32.6
Pacific Basin	23.6	21.8	17.7
Americas	14.8	12.6	11.5
Middle East and Africa	10.1	8.0	5.5
Other Global	4.7	4.0	3.2
Total	$182.5	$172.5	$151.6

Global revenues rose 13% to $97.2 billion in 2008, compared with $86.3 billion and $70.5 billion in 2007 and 2006, respectively. Global revenues to external customers as a percentage of consolidated revenues were 53% in 2008, compared with 50% and 47% in 2007 and 2006, respectively. The effects of currency fluctuations on reported results were to increase revenues by $2.0 billion, $4.0 billion and $0.1 billion in 2008, 2007 and 2006, respectively.

(36)

GE global revenues in 2008 were $59.4 billion, up 19% over 2007, led by increases at Energy Infrastructure and Technology Infrastructure, primarily in the Middle East and Africa, Europe and the Pacific Basin. GE global revenues as a percentage of total GE revenues was 53% in 2008, compared with 50% and 48% in 2007 and 2006, respectively. GE global revenues were $49.8 billion in 2007, up 16% over 2006, led by increases at Energy Infrastructure and Technology Infrastructure, primarily in the Middle East and Africa, Europe and the Pacific Basin.

GECS global revenues rose 4% to $37.8 billion in 2008, compared with $36.5 billion and $27.5 billion in 2007 and 2006, respectively. GECS global revenues as a percentage of total GECS revenues were 53% in 2008, compared with 51% and 45% in 2007 and 2006, respectively. The effects of currency fluctuations on reported results were to increase revenues by $1.2 billion and $2.3 billion in 2008 and 2007, respectively, compared with a decrease of $0.1 billion in 2006.

GECS revenues in the Middle East and Africa grew 25% in 2008, primarily as a result of organic revenue growth at GECAS. Revenues grew 11% in the Americas and 6% in Europe in 2008, primarily as a result of organic revenue growth, acquisitions and the effects of the weaker U.S. dollar, primarily at GE Money and CLL. Revenues in the Pacific Basin remained flat in 2008 from 2007.

Total Assets (continuing operations)

December 31 (In billions)	2008	2007

U.S.	$395.6	$364.5
Europe	228.0	236.5
Pacific Basin	75.0	87.8
Americas	40.9	42.6
Other Global	56.5	55.4
Total	$796.0	$786.8

Total assets of global operations on a continuing basis were $400.4 billion in 2008, a decrease of $21.9 billion, or 5%, from 2007. GECS global assets on a continuing basis of $328.4 billion at the end of 2008 were 10% lower than at the end of 2007, reflecting core declines and the effects of the stronger U.S. dollar in Europe, the Pacific Basin and the Americas, partially offset by acquisitions, primarily at GE Money and CLL.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen and the Canadian dollar.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in 2008 and $0.2 billion in 2007. We presently expect that such remediation actions will require average annual expenditures in the range of $0.3 billion to $0.4 billion over the next two years.

In November 2006, the United States Federal District Court approved a consent decree, which had been agreed to by GE and the United States Environmental Protection Agency (EPA), that represents a comprehensive framework for implementation of the EPA’s 2002 decision to dredge polychlorinated biphenyl (PCB)-containing sediments in the upper Hudson River. The dredging will be performed in two phases with an intervening peer review of performance after the first phase. Under the consent decree, we have committed to reimburse the EPA for its past and future project oversight costs and to perform the first phase of dredging, which is scheduled to proceed from May through November of 2009. After completion of the peer review, currently scheduled for 2010, we may be responsible for further costs. Our Statement of Financial Position as of December 31, 2008 and 2007, included liabilities for the probable and estimable costs of the agreed upon remediation activities.

(37)

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

Overview of Financial Position

Major changes to our shareowners’ equity are discussed in the Consolidated Statement of Changes in Shareowners’ Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

Statement of Financial Position

Because GE and GECS share certain significant elements of their Statements of Financial Position – property, plant and equipment and borrowings, for example – the following discussion addresses significant captions in the “consolidated” statement. Within the following discussions, however, we distinguish between GE and GECS activities in order to permit meaningful analysis of each individual consolidating statement.

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs). Investment securities amounted to $41.4 billion at December 31, 2008, compared with $45.3 billion at December 31, 2007. Of the amount at December 31, 2008, we held debt securities with an estimated fair value of $33.9 billion, which included residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $4.3 billion and $2.1 billion, respectively. Unrealized losses on debt securities were $5.4 billion and $1.1 billion at December 31, 2008, and December 31, 2007, respectively. This amount included unrealized losses on RMBS and CMBS of $1.1 billion and $0.8 billion at the end of 2008, as compared with $0.2 billion and an insignificant amount, respectively, at the end of 2007. Unrealized losses increased as a result of continuing market deterioration, and we believe primarily represent adjustments for liquidity on investment-grade securities.

Of the $4.3 billion of RMBS, our exposure to subprime credit was approximately $1.3 billion, and those securities are primarily held to support obligations to holders of GICs. A majority of these securities have received investment-grade credit ratings from the major rating agencies. We purchased no such securities in 2008 and an insignificant amount of such securities in 2007. These investment securities are collateralized primarily by pools of individual direct-mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of our exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. In addition, our evaluation at December 31, 2008, considered the continuing market deterioration that resulted in the lack of liquidity and the historic levels of price volatility and credit spreads. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuers. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and, with respect to RMBS, we considered the availability of credit enhancements, principally monoline insurance. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

When an other-than-temporary impairment is recognized for a debt security, the charge has two components: (1) the loss of contractual cash flows due to the inability of the issuer (or the insurer, if applicable) to pay all amounts due; and (2) the effects of current market conditions, exclusive of credit losses, on the fair value of the security (principally liquidity discounts and interest rate effects). If the expected loss due to credit remains unchanged for the remaining term of the debt instrument, the latter portion of the impairment charge is subsequently accreted to earnings as interest income over the remaining term of the instrument. When a security is insured, a credit loss event is deemed to have occurred if the insurer is expected to be unable to cover its obligations under the related insurance contract.

(38)

Other-than-temporary impairment losses totaled $1.6 billion in 2008 and $0.1 billion in 2007. In 2008, we recognized other-than-temporary impairments, primarily relating to retained interests in our securitization arrangements, RMBS and corporate debt securities of infrastructure, financial institutions and media companies. In 2007, we recognized other-than-temporary impairments, primarily for our retained interests in our securitization arrangements. Investments in retained interests in securitization arrangements also decreased by $0.1 billion during 2008, reflecting declines in fair value accounted for in accordance with a new accounting standard that became effective at the beginning of 2007.

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. At December 31, 2008, our investment securities insured by Monolines totaled $3.1 billion, including $1.1 billion of our $1.3 billion investment in subprime RMBS. Although several of the Monolines have been downgraded by the rating agencies, a majority of the $3.1 billion is insured by investment-grade Monolines. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We regularly monitor changes to the expected cash flows of the securities we hold, and the ability of these insurers to pay claims on securities with expected losses. At December 31, 2008, if the Monolines were unable to pay our anticipated claims based on the expected future cash flows of the securities, we would have recorded an impairment charge of $0.3 billion, of which $0.1 billion would relate to expected credit losses and the remaining $0.2 billion would relate to other market factors.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of impairment, that is, with a possibility of other-than-temporary impairment recognition in the following 12 months. Of securities with unrealized losses at December 31, 2008, $0.7 billion of unrealized loss was at risk of being charged to earnings assuming no further changes in price, and that amount primarily related to investments in RMBS and CMBS securities, equity securities, securitization retained interests, and corporate debt securities of financial institutions and media companies. In addition, we had approximately $2.9 billion of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $0.4 billion. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At December 31, 2008, unrealized losses on investment securities totaled $5.7 billion, including $3.5 billion aged 12 months or longer, compared with unrealized losses of $1.3 billion, including $0.5 billion aged 12 months or longer at December 31, 2007. Of the amount aged 12 months or longer at December 31, 2008, more than 80% of our debt securities were considered to be investment-grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.9 billion and $1.4 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2008, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until their maturities. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the fourth quarter, our methodology remained consistent with prior quarters for measuring fair value of financial instruments trading in volatile markets. Additional information about our application of SFAS 157 is provided in Note 28 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Working capital, representing GE current receivables and inventories, less GE accounts payable and progress collections, was $3.9 billion at December 31, 2008, down $2.5 billion from December 31, 2007, reflecting higher progress collections at Energy. As Energy delivers units out of its backlog over the next few years, progress collections of $13.1 billion at December 31, 2008, will be earned, affecting working capital adversely. Nonetheless, our performance is expected to improve in 2009 as a result of our Operating Council’s initiatives (e.g., lean projects on cycle time), which will significantly offset the decrease in progress collections.

We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

(39)

Current receivables for GE amounted to $15.1 billion at both the end of 2008 and 2007, and included $11.3 billion due from customers at the end of 2008 compared with $11.0 billion at the end of 2007. GE current receivables turnover was 7.5 in 2008, compared with 7.3 in 2007. See Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Inventories for GE amounted to $13.6 billion at December 31, 2008, up $0.8 billion from the end of 2007. This increase reflected higher inventories from purchases at Energy Infrastructure. GE inventory turnover was 8.0 and 8.3 in 2008 and 2007, respectively. See Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. Historically, we have had less consumer exposure, which over time has had higher loss rates than commercial exposure. Our consumer exposure is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 42% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECS revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 58% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. In addition, 2% of this portfolio is unsecured corporate debt.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

(40)

	Financing receivables		Nonearning receivables		Allowance for losses
December 31 (In millions)	2008	2007	2008	2007	2008	2007

CLL
Equipment and
leasing and other	$99,769	$96,817	$1,526	$939	$894	$661
Commercial and
industrial	64,332	58,863	1,128	757	415	276

GE Money
Non-U.S. residential
mortgages	59,595	73,042	3,317	2,465	382	246
Non-U.S. installment
and revolving credit	24,441	34,669	413	533	1,051	1,371
U.S. installment and
revolving credit	27,645	27,914	758	515	1,700	985
Non-U.S. auto	18,168	27,368	83	75	222	324
Other	9,244	10,198	152	91	214	162

Real Estate(a)	46,735	32,228	194	25	301	168

Energy Financial
Services	8,392	7,898	241	–	58	19

GECAS	15,429	14,197	146	–	60	8

Other	4,031	5,111	38	71	28	18
Total	$377,781	$388,305	$7,996	$5,471	$5,325	$4,238

(a)	Financing receivables included $731 million and $452 million of construction loans at December 31, 2008 and 2007, respectively.

(41)

	Nonearning receivables as a percent of financing receivables		Allowance for losses as a percent of nonearning receivables		Allowance for losses as a percent of total financing receivables
December 31	2008	2007	2008	2007	2008	2007

CLL
Equipment and
leasing and other	1.5%	1.0%	58.6%	70.4%	0.9%	0.7%
Commercial and
industrial	1.8	1.3	36.8	36.5	0.6	0.5

GE Money
Non-U.S. residential
mortgages	5.6	3.4	11.5	10.0	0.6	0.3
Non-U.S. installment
and revolving credit	1.7	1.5	254.5	257.2	4.3	4.0
U.S. installment and
revolving credit	2.7	1.8	224.3	191.3	6.1	3.5
Non-U.S. auto	0.5	0.3	267.5	432.0	1.2	1.2
Other	1.6	0.9	140.8	178.0	2.3	1.6

Real Estate	0.4	0.1	155.2	672.0	0.6	0.5

Energy Financial
Services	2.9	–	24.1	–	0.7	0.2

GECAS	0.9	–	41.1	–	0.4	0.1

Other	0.9	1.4	73.7	25.4	0.7	0.4

Total	2.1	1.4	66.6	77.5	1.4	1.1

The majority of the allowance for losses of $5.3 billion at December 31, 2008, and $4.2 billion at December 31, 2007, is determined based upon a formulaic approach. Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes 1 and 13 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

A portion of the allowance for losses is related to specific reserves on loans that have been determined to be individually impaired under SFAS 114, Accounting by Creditors for Impairment of a Loan. Under SFAS 114, individually impaired loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. These specific reserves amount to $0.6 billion and $0.4 billion at December 31, 2008 and December 31, 2007, respectively. Further information pertaining to specific reserves is included in the table below.

(42)

December 31 (In millions)	2008	2007

Loans requiring allowance for losses	$2,712	$986
Loans expected to be fully recoverable	871	391
Total impaired loans	$3,583	$1,377

Allowance for losses	$635	$361
Average investment during year	2,064	1,576
Interest income earned while impaired(a)	27	19

(a)	Recognized principally on cash basis.

The portfolio of financing receivables, before allowance for losses, was $377.8 billion at December 31, 2008, and $388.3 billion at December 31, 2007. Financing receivables, before allowance for losses, decreased $10.5 billion from December 31, 2007, primarily as a result of commercial and equipment securitization and sales ($36.7 billion), the stronger U.S. dollar ($29.4 billion) and dispositions ($7.0 billion), partially offset by core growth ($42.9 billion) and acquisitions ($31.9 billion).

Related nonearning receivables totaled $8.0 billion (2.1% of outstanding receivables) at December 31, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at December 31, 2007. Related nonearning receivables increased from December 31, 2007, primarily because of rising unemployment, along with the increasingly challenging global economic environment.

The allowance for losses at December 31, 2008, totaled $5.3 billion compared with $4.2 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses increased $1.1 billion from December 31, 2007, primarily because of increasing delinquencies and nonearning receivables reflecting the continued weakened economic and credit environment. Coincident with the changes in the environment, we saw a significant increase in delinquencies in the latter half of 2008, particularly in the fourth quarter. As the environment worsened in the latter half of the year, we recognized provisions accordingly.

CLL – Equipment and leasing and other. Nonearning receivables of $1.5 billion represented 19.1% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables declined from 70.4% at December 31, 2007, to 58.6% at December 31, 2008, primarily from an increase in secured exposures which did not require specific reserves based upon the strength of the underlying collateral values.

CLL – Commercial and industrial. Nonearning receivables of $1.1 billion represented 14.1% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.5% at December 31, 2007, to 36.8% at December 31, 2008. The ratio of nonearning receivables as a percentage of financing receivables increased from 1.3% at December 31, 2007, to 1.8% at December 31, 2008, primarily from an increase in nonearning receivables in secured lending in media and communications, auto and transportation, and consumer manufacturing companies.

GE Money – non-U.S. residential mortgages. Nonearning receivables of $3.3 billion represented 41.5% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables increased from 10.0% at December 31, 2007, to 11.5% at December 31, 2008. Our non-U.S. mortgage portfolio has a loan-to-value of approximately 74% at origination and the vast majority are first lien positions. In addition, we carry mortgage insurance on most first mortgage loans originated at a loan-to-value above 80%. In 2008, our nonearning receivables increased primarily as a result of the declining U.K. housing market and our allowance increased accordingly. At December 31, 2008, we had foreclosed on fewer than 1,000 houses in the U.K.

GE Money – U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 9.5% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables increased from 191.3% at December 31, 2007, to 224.3% at December 31, 2008, reflecting the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment.

(43)

GE Money – non-U.S. auto. Nonearning receivables of $0.1 billion represented 1% of total nonearning receivables at December 31, 2008. The ratio of allowance for losses as a percent of nonearning receivables decreased from 432.0% at December 31, 2007, to 267.5% at December 31, 2008. This is primarily a result of the disposition of our Thailand auto business, the decision to dispose of our U.K. auto business, and the effects of recoveries.

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

December 31	2008	2007	2006

Equipment financing	2.17%	1.21%	1.22%
Consumer	7.47	5.38	5.22
U.S.	7.14	5.52	4.93
Non-U.S.	7.64	5.32	5.34

Delinquency rates on equipment financing loans and leases increased from December 31, 2007, and December 31, 2006, to December 31, 2008, primarily as a result of the inclusion of the CitiCapital acquisition and Sanyo acquisition in Japan, which contributed an additional 12 and 9 basis points, respectively, at December 31, 2008, as well as deterioration in our U.S. commercial middle market and certain European portfolios. The current financial market turmoil and tight credit conditions may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2007, and December 31, 2006, to December 31, 2008, primarily because of rising unemployment, an increasingly challenging economic environment and lower volume. This has resulted in continued deterioration in our U.S. and U.K. portfolios. In response, GE Money has continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue its process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to continue to deteriorate in 2009, which may result in higher provisions for loan losses and could adversely affect results of operations at GE Money. At December 31, 2008, roughly 40% of our U.S.-managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2008. See Notes 12 and 13 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other GECS receivables totaled $18.6 billion at December 31, 2008, and $22.1 billion at December 31, 2007, and consisted primarily of amounts due from GE (generally related to certain material procurement programs of $3.0 billion at December 31, 2008 and $2.9 billion at December 31, 2007), insurance receivables, amounts due from Qualified Special Purpose Entities (QSPEs), nonfinancing customer receivables, amounts accrued from investment income, amounts due under operating leases and various sundry items.

Property, plant and equipment totaled $78.5 billion at December 31, 2008, up $0.6 billion from 2007, primarily reflecting acquisitions and additions of commercial aircraft at the GECAS business of Capital Finance. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECS was equipment provided to third parties on operating leases. Details by category of investment are presented in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE additions to property, plant and equipment totaled $3.0 billion in both 2008 and 2007. Total expenditures, excluding equipment leased to others, for the past five years were $14.5 billion, of which 33% was investment for growth through new capacity and product development; 31% was investment in productivity through new equipment and process improvements; and 36% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECS additions to property, plant and equipment were $13.3 billion and $15.2 billion during 2008 and 2007, respectively, primarily reflecting acquisitions and additions of commercial aircraft at the GECAS business of Capital Finance.

(44)

Goodwill and other intangible assets totaled $81.8 billion and $15.0 billion, respectively, at December 31, 2008. Goodwill increased $0.6 billion from 2007, primarily from acquisitions – including Hydril Pressure Control by Energy Infrastructure, Merrill Lynch Capital by Capital Finance and Vital Signs at Technology Infrastructure, partially offset by the effects of the stronger U.S. dollar and dispositions. Other intangible assets decreased $1.2 billion from 2007, primarily from amortization expense and the effects of the stronger U.S. dollar. See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

All other assets totaled $106.9 billion at year-end 2008, a decrease of $15.9 billion, reflecting decreases in prepaid pension assets, assets held for sale and real estate, partially offset by increases in derivative instruments and associated companies. We recognized other-than-temporary impairments of cost and equity method investments of $0.5 billion and $0.1 billion in 2008 and 2007, respectively, including $0.2 billion relating to our cost method investment in FGIC Corporation during 2008. See Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

The global credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of our funding sources. In this current volatile credit environment, we have taken a number of initiatives to strengthen our liquidity, maintain our dividend, and maintain the highest credit ratings. Specifically, we have:

•	Reduced the GECS dividend to GE from 40% to 10% of GECS earnings and suspended our stock repurchase program.

•
Raised $15 billion in cash through common and preferred stock offerings in October 2008 and contributed $5.5 billion to GE Capital. In February 2009, the GE Board authorized a capital contribution of up to $9.5 billion to GE Capital, which is expected to be made in the first quarter of 2009.

•	Reduced our commercial paper borrowings at GECS to $72 billion at December 31, 2008.

•	Targeted to further reduce GECS commercial paper borrowings to $50 billion by the end of 2009 and to target committed credit lines equal to GECS commercial paper borrowings going forward.

•	Grown our alternative funding to $54 billion at December 31, 2008, including $36 billion of bank deposits.

•	Registered to use the Federal Reserve’s Commercial Paper Funding Facility (CPFF) for up to $98 billion, which is available through October 31, 2009.

•	Registered to use the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP) for approximately $126 billion.

•	At GECS, we are managing collections versus originations to help support liquidity needs and are estimating $25 billion of excess collections in 2009.

Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs. We continue to access the commercial paper markets without interruption.

During 2008, GECS and its affiliates issued $84.3 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years.

(45)

During the fourth quarter of 2008, the FDIC adopted the TLGP to address disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP guarantees certain newly issued senior, unsecured debt of banks, thrifts, and certain holding companies. Under the FDIC’s Final Rule adopted on November 21, 2008, certain senior, unsecured debt issued before June 30, 2009, with a maturity of greater than 30 days that matures on or prior to June 30, 2012, is automatically included in the program. GECC has elected to participate in this program. The fees associated with this program range from 50 to 100 basis points on an annualized basis and vary according to the maturity of the debt issuance. GECC also pays an additional 10 basis points, as it is not an insured depository institution. On February 10, 2009, in a Joint Statement, the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve, the Chairman of the FDIC, the Comptroller of the Currency and the Director of the Office of Thrift Supervision (OTS) announced that, for an additional premium, the FDIC will extend the Debt Guarantee Program of the TLGP through October 2009.

Included in GECS issuances above is $13.4 billion of senior, unsecured long-term debt issued by GECC in the fourth quarter of 2008 under the TLGP with varying maturities up to June 30, 2012. Additionally, GECC had commercial paper of $21.8 billion outstanding at December 31, 2008, which was issued under the TLGP (which is required for all commercial paper issuances with maturities greater than 30 days).

In the fourth quarter of 2008, GE Capital extended $21.8 billion of credit to U.S. customers, including 5 million new accounts, and $7.7 billion of credit (including unfunded commitments of $2.5 billion) to U.S. companies, with an average transaction size of $2.4 million.

During the fourth quarter of 2008, GECS issued commercial paper into the CPFF. The last tranche of this commercial paper matures in February 2009. Although we do not anticipate further utilization of the CPFF, it remains available until October 31, 2009. We incurred $0.6 billion of fees for our participation in the TLGP and CPFF programs through December 31, 2008.

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance. In January 2009, we completed issuances of $11.0 billion funding under the TLGP. We also issued $5.1 billion in non-guaranteed senior, unsecured debt with a maturity of 30 years under the non-guarantee option of the TLGP. These issuances, along with the $13.4 billion of pre-funding done in December 2008, bring our aggregate issuances to $29.5 billion or 66% of our anticipated 2009 funding plan. Additionally, we anticipate that we will be 90% complete with our 2009 funding plan by June 30, 2009.

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations utilizing bank commercial paper conduits. Securitization proceeds were $17.8 billion and $76.8 billion during the three months and the year ended December 31, 2008, respectively. Comparable amounts were $23.4 billion and $84.4 billion, for the three months and the year ended December 31, 2007, respectively.

We have successfully grown our alternative funding to $54 billion at December 31, 2008, including $36 billion of bank deposits. Deposits increased by $24.8 billion since January 1, 2008. We have deposit-taking capability at nine banks outside of the U.S. and two banks in the U.S. – GE Money Bank Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposits (CDs) distributed by brokers in maturity terms from three months to ten years. Total outstanding CDs at these two banks at December 31, 2008, were $24.5 billion. We expect deposits to continue to grow and constitute a greater percentage of our total funding in the future.

In the event we cannot sufficiently access our normal sources of funding, we have a number of alternative sources of liquidity available, including cash balances and collections, marketable securities and credit lines. In the event these sources are not sufficient to repay commercial paper and term debt as it becomes due or to meet our other liquidity needs, we can access the CPFF and the TLGP and/or seek other sources of funding.

Our cash and equivalents were $48.2 billion at December 31, 2008. We anticipate that we will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets, which historically has been invested in asset growth. At GECS, we are managing collections versus originations to help support liquidity needs and are estimating $25 billion of excess collections in 2009.

(46)

Committed, unused credit lines totaling $60.0 billion had been extended to us by 65 financial institutions at December 31, 2008. These lines include $37.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected yields on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2009, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2009. We estimated, based on the year-end 2008 portfolio and holding everything else constant, that our 2009 consolidated net earnings would decline by $0.1 billion.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2008 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2009 earnings of such a shift in exchange rates.

Consolidated Statement of Changes in Shareowners’ Equity

Shareowners’ equity decreased by $10.9 billion in 2008, compared with increases of $4.1 billion and $2.9 billion in 2007 and 2006, respectively.

Over the three-year period, net earnings increased equity by $17.4 billion, $22.2 billion and $20.7 billion, partially offset by dividends declared of $12.6 billion, $11.7 billion and $10.7 billion in 2008, 2007 and 2006, respectively.

Elements of Other Comprehensive Income reduced shareowners’ equity by $30.2 billion in 2008, compared with increases of $5.1 billion and $0.1 billion in 2007 and 2006, respectively, inclusive of changes in accounting principles. The components of these changes are as follows:

•
Changes in benefit plans reduced shareowners’ equity by $13.3 billion in 2008, reflecting declines in the fair value of plan assets as a result of market conditions and adverse changes in the economic environment. This compared with increases of $2.6 billion and $0.3 billion in 2007 and 2006, respectively. In addition, adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, at December 31, 2006, reduced shareowners’ equity by $3.8 billion. Further information about changes in benefit plans is provided in Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Currency translation adjustments decreased shareowners’ equity by $11.0 billion in 2008 and increased equity by $4.5 billion and $3.6 billion in 2007 and 2006, respectively. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At the end of 2008, the U.S. dollar was stronger against most major currencies, including the pound sterling, the Australian dollar and the euro, compared with a weaker dollar against those currencies at the end of 2007 and 2006. The dollar was weaker against the Japanese yen in 2008 and 2007.

•
Net unrealized losses on investment securities reduced shareowners’ equity by $3.2 billion in 2008, reflecting adverse market conditions on the fair value of securities classified as available for sale, primarily corporate debt and mortgage-backed securities. The change in fair value of investment securities decreased shareowners’ equity by $1.5 billion and $0.2 billion in 2007 and 2006, respectively. Further information about investment securities is provided in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(47)

•
Changes in the fair value of derivatives designated as cash flow hedges decreased shareowners’ equity by $2.7 billion in 2008, primarily reflecting the effect of lower interest rates on interest rate and currency swaps. The change in the fair value of derivatives designated as cash flow hedges decreased equity by $0.5 billion in 2007 and increased equity by $0.2 billion in 2006. Further information about the fair value of derivatives is provided in Note 29 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

As discussed in the previous Liquidity and Borrowings section, in the fourth quarter of 2008 we took a number of actions to strengthen our liquidity, maintain our dividend and maintain the highest credit ratings on our borrowing capability. Actions that were taken that affected our 2008 shareowners’ equity included:

•	We raised $12.0 billion from the issuance of 547.8 million shares of common stock at an issuance price of $22.25 per share.

•	We issued 30,000 shares of preferred stock and related warrants for $3.0 billion in proceeds.

•	We suspended our share repurchase program.

As a result of these actions, Other Capital increased by $14.3 billion in 2008, compared with increases of $0.6 billion and $0.3 billion in 2007 and 2006, respectively.

Overview of Our Cash Flow from 2006 through 2008

Consolidated cash and equivalents were $48.2 billion at December 31, 2008, an increase of $32.5 billion from December 31, 2007. Cash and equivalents amounted to $15.7 billion at December 31, 2007, an increase of $1.6 billion from December 31, 2006.

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

GE Cash Flow

GE CFOA is a useful measure of performance for our non-financial businesses and totaled $19.1 billion in 2008, $23.3 billion in 2007 and $23.8 billion in 2006. Generally, factors that affect our earnings – for example, pricing, volume, costs and productivity – affect CFOA similarly. However, while management of working capital, including timing of collections and payments and levels of inventory, affects operating results only indirectly, the effect of these programs on CFOA can be significant.

Our GE Statement of Cash Flows shows CFOA in the required format. While that display is of some use in analyzing how various assets and liabilities affected our year-end cash positions, we believe that it is also useful to supplement that display and to examine in a broader context the business activities that provide and require cash.

December 31 (In billions)	2008	2007	2006

Operating cash collections	$115.5	$102.8	$90.6
Operating cash payments	(98.8)	(86.8)	(76.6)
Cash dividends from GECS	2.4	7.3	9.8
GE cash from operating activities (GE CFOA)	$19.1	$23.3	$23.8

(48)

The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections increased by $12.7 billion in 2008 and $12.2 billion in 2007. These increases are consistent with the changes in comparable GE operating segment revenues, comprising Energy Infrastructure, Technology Infrastructure, NBC Universal and Consumer & Industrial. Analyses of operating segment revenues discussed in the preceding Segment Operations section is the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for the wide range of materials and services necessary in a diversified global organization. GE operating cash payments increased by $12.0 billion in 2008 and by $10.2 billion in 2007, comparable to the increases in GE total costs and expenses.

Dividends from GECS represented distribution of a portion of GECS retained earnings, including special dividends from proceeds from certain business sales, and are distinct from cash from continuing operating activities within the financial services businesses, which increased in 2008 by $6.2 billion to $31.2 billion, following an increase of $3.4 billion in 2007. The amounts we show in GE CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. Beginning in the third quarter of 2008, we reduced our dividend from GECS from 40% to 10% of GECS earnings.

GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use in any given period. The incremental cash generated or used from the sale of customer receivables (net effect) is the amount of cash received for receivables sold in a period less the amount of cash collected on receivables previously sold. This net effect represents the cash generated or used in the period related to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS decreased GE CFOA by $0.1 billion in 2008, and increased GE CFOA by $0.3 billion and $2.0 billion in 2007 and 2006, respectively. See Note 26 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about the elimination of intercompany transactions between GE and GECS.

GECS Cash Flow

GECS cash and equivalents aggregated $37.5 billion at December 31, 2008, compared with $9.4 billion at December 31, 2007. GECS CFOA totaled $31.2 billion in 2008, compared with $25.0 billion in 2007. The increase is primarily the result of increased collections of interest from loans and finance leases and rental income from operating leases, resulting primarily from core growth and currency exchange; and increases in cash collateral received from counterparties on derivative contracts. These increases were partially offset by increases in interest payments resulting from increased borrowings and taxes paid.

GECS principal use of cash has been investing in assets to grow its businesses. Of the $28.6 billion that GECS invested during 2008, $17.4 billion was used for additions to financing receivables; $13.3 billion was used to invest in new equipment, principally for lease to others; and $25.0 billion was used for acquisitions of new businesses, the largest of which were Merrill Lynch Capital, CitiCapital and Bank BPH in 2008. This use of cash was partially offset by proceeds from dispositions of property, plant and equipment of $11.0 billion and proceeds from sales of discontinued operations and principal businesses of $10.1 billion.

GECS paid dividends to GE through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. Dividends paid to GE totaled $2.4 billion in 2008, compared with $7.3 billion in 2007. There were no special dividends paid to GE in 2008, compared with $2.4 billion in 2007. During 2008, GECS borrowings with maturities of 90 days or less decreased by $31.3 billion. New borrowings of $122.5 billion having maturities longer than 90 days were added during 2008, while $67.1 billion of such long-term borrowings were retired.

Intercompany Eliminations

Effects of transactions between related companies are eliminated and consist primarily of GECS dividends to GE; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased by GE from GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; medical equipment manufactured by GE that is leased by GECS to others; and various investments, loans and allocations of GE corporate overhead costs. See Note 26 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information related to intercompany eliminations.

(49)

The lack of a current-year counterpart to last year’s $2.4 billion GECS special dividend and a $2.5 billion decrease in GECS ordinary dividend are the primary reasons for the decrease in the amount of intercompany eliminations referred to above.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2008, follow.

	Payments due by period
(In billions)	Total	2009	2010- 2011	2012- 2013	2014 and thereafter

Borrowings (Note 18)	$523.8	$193.7	$115.6	$79.8	$134.7
Interest on borrowings	142.0	20.0	29.0	18.0	75.0
Operating lease obligations (Note 5)	6.6	1.3	2.2	1.6	1.5
Purchase obligations(a)(b)	63.0	40.0	16.0	6.0	1.0
Insurance liabilities (Note 19)(c)	22.0	3.0	5.0	3.0	11.0
Other liabilities(d)	97.0	33.0	8.0	4.0	52.0
Contractual obligations of
discontinued operations(e)	1.0	1.0	–	–	–

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business by our financial services businesses. Further information on these commitments and other guarantees is provided in Note 31 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(c)
Included guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with reasonably determinable cash flows such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts.

(d)
Included an estimate of future expected funding requirements related to our pension and postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See Notes 21 and 29 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on certain of these items.

(e)	Included payments for other liabilities.

Variable Interest Entities and Off-Balance Sheet Arrangements

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns and as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions.

Our securitization activities are conducted using Variable Interest Entities (VIEs), principally QSPEs. Certain of our VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs, including QSPEs and VIEs for which we are not the primary beneficiary, are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement. At December 31, 2008, consolidated variable interest entity assets and liabilities were $26.6 billion and $21.3 billion, respectively, a decrease of $5.8 billion and $3.1 billion from 2007, respectively. At December 31, 2008, variable interests in unconsolidated VIEs other than QSPEs were $2.9 billion, an increase of $1.2 billion from 2007. Our maximum exposure to loss related to such entities at December 31, 2008, was $4.0 billion, up $1.5 billion from 2007, and includes our investment in the unconsolidated VIEs and our contractual obligations to fund new investments by these entities.

(50)

QSPEs that we use for securitization are funded with asset-backed commercial paper and term debt. The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. At December 31, 2008, off-balance sheet securitization entities held $52.6 billion in transferred financial assets, down $3.6 billion from year-end 2007. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2008, our Statement of Financial Position included $10.4 billion in retained interests related to the transferred financial assets discussed above. These retained interests are held by QSPEs and VIEs for which we are not the primary beneficiary and take two forms: (1) sellers’ interests, which are classified as financing receivables, and (2) subordinated interests, designed to provide credit enhancement to senior interests, which are classified as investment securities. The carrying value of our retained interests classified as financing receivables was $4.1 billion at December 31, 2008, down $0.1 billion from 2007. The carrying value of our retained interests classified as investment securities was $6.3 billion at December 31, 2008, up $0.6 billion from 2007. Certain of these retained interests are accounted for with changes in fair value recorded in earnings. During both 2008 and 2007, we recognized declines in fair value on those retained interests of $0.1 billion. For those retained interests classified as investment securities, we recognized other-than-temporary impairments of $0.3 billion in 2008, compared with $0.1 billion in 2007. Our recourse liability in these arrangements was an inconsequential amount in both 2008 and 2007.

We are party to various credit enhancement positions with securitization entities, including liquidity and credit support agreements and guarantee and reimbursement contracts, and have provided our best estimate of the fair value of estimated losses on such positions. The estimate of fair value is based on prevailing market conditions at December 31, 2008. Should market conditions deteriorate, actual losses could be higher. Our exposure to loss under such agreements was limited to $2.1 billion at December 31, 2008. Based on our experience, we believe that, under any plausible future economic scenario, the likelihood is remote that the financial support arrangement we provide to securitization entities could have a material adverse effect on our financial position or results of operations.

We did not provide support to consolidated VIEs, unconsolidated VIEs or QSPEs beyond what we are contractually obligated to provide in either 2008 or 2007. We do not have implicit support arrangements with any VIEs or QSPEs.

The FASB currently has a project on its agenda that reconsiders the accounting for VIEs and securitization. While final guidance has not yet been issued, it is likely that the Board will eliminate the scope exclusion in FASB Interpretation (FIN) 46(R) related to QSPEs, which would result in consolidation of a majority of the QSPEs we use for securitization. In addition, proposed changes in the criteria for derecognition of financial assets will significantly reduce the number of securitizations that qualify for off-balance sheet treatment and gain recognition. A revised standard is expected to be issued later in 2009 and could be effective for our 2010 financial statements. Further information about our securitization activity and our involvement with QSPEs is provided in Note 30 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. In December 2008, Standard & Poor’s Ratings Services affirmed our and GE Capital’s “AAA” long-term and “A-1+” short-term corporate credit ratings but revised its ratings outlook from stable to negative based partly on the concerns regarding GE Capital’s future performance and funding in light of capital market turmoil. On January 24, 2009, Moody’s Investment Services placed the long-term ratings of GE and GE Capital on review for possible downgrade. The firm’s “Prime-1” short-term ratings were affirmed. Moody’s said the review for downgrade is based primarily upon heightened uncertainty regarding GE Capital’s asset quality and earnings performance in future periods. Various debt instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, but none are triggered if our ratings are reduced to AA-/Aa3 or A-1+/P-1 or higher. Our objective is to maintain our Triple-A rating, but we do not anticipate any major operational impacts should that change.

GE, GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

(51)

Quantitative measures include:

•	Earnings and profitability, revenue growth, the breadth and diversity of sources of income and return on assets

•	Asset quality, including delinquency and write-off ratios and reserve coverage

•
Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt-to-capital, retained cash flow to debt, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage

•	Capital adequacy, including required capital and tangible leverage ratios

Qualitative measures include:

•	Franchise strength, including competitive advantage and market conditions and position

•	Strength of management, including experience, corporate governance and strategic thinking

•	Financial reporting quality, including clarity, completeness and transparency of all financial performance communications

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

The following conditions relate to GE and GECS:

•
Swap, forward and option contracts are required to be executed under standard master agreements containing mutual downgrade provisions that provide the ability of the counterparty to require assignment or termination if the long-term credit rating of the applicable GE entity were to fall below A–/A3. In certain of these master netting agreements, the counterparty also has the ability to require assignment or termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The fair value of our exposure after consideration of netting arrangements and collateral under the agreements was estimated to be $4.0 billion at December 31, 2008.

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.24:1 at the end of 2008, were to deteriorate to 1.10:1, GE has committed to contribute capital to GE Capital. GE also guaranteed certain issuances of GECS subordinated debt having a face amount of $0.8 billion at December 31, 2008 and 2007.

•
In connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return to GECC dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.3 billion of such debentures outstanding at December 31, 2008.

The following conditions relate to consolidated entities:

•
If the short-term credit rating of GE Capital or certain consolidated entities discussed further in Note 30 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report were to be reduced below A–1/P–1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $3.8 billion at December 31, 2008.

(52)

•
One group of consolidated entities holds investment securities funded by the issuance of GICs. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital would be required to provide approximately $3.5 billion of capital to such entities as of December 31, 2008, pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As of December 31, 2008, the value of these entities’ liabilities was $10.7 billion and the fair value of their assets was $9.2 billion (which included unrealized losses on investment securities of $2.1 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also issues GICs where proceeds are loaned to GE Capital. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to approximately $4.7 billion as of December 31, 2008 to repay holders of GICs.

In our history, we have never violated any of the above conditions at GE, GECS or GE Capital.

On November 12, 2008, the FDIC approved GE Capital’s application for designation as an eligible entity under the FDIC’s TLGP. Qualifying debt issued by GE Capital is guaranteed under the Debt Guarantee Program of the FDIC’s TLGP and is backed by the full faith and credit of the United States. The FDIC’s guarantee under the TLGP is effective until the earlier of the maturity of the debt or June 30, 2012.  The maximum amount of debt that GE Capital is permitted to have issued and outstanding under the Debt Guarantee Program at any time is approximately $126 billion. At December 31, 2008, GE Capital had issued and outstanding, $35.2 billion of senior, unsecured debt that was guaranteed by the FDIC. GE Capital and GE entered into an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1, 12 and 13 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(53)

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability result in an adjustment of earnings; such adjustments decreased earnings by $0.2 billion in 2008 and increased earnings by $0.4 billion and $0.8 billion in 2007 and 2006, respectively. We provide for probable losses when they become evident.

Carrying amounts for product services agreements in progress at both December 31, 2008 and 2007, were $5.5 billion, and are included in the line, “Contract costs and estimated earnings” in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Further information is provided in Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 28 in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity – Investment Securities section of this Item and in Notes 1, 9 and 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Commercial aircraft are a significant concentration of assets in Capital Finance, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.1 billion in both 2008 and 2007. Provisions for losses on financing receivables related to commercial aircraft were insignificant in 2008 and 2007.

(54)

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 14 and 31 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Real Estate. We review our real estate investment portfolio for impairment routinely or when events or circumstances indicate that the related carrying amounts may not be recoverable. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. At December 31, 2008, the carrying value of our Capital Finance Real Estate investments exceeded the estimated value by about $4 billion. At December 31, 2007, the estimated value exceeded the carrying value by about $3 billion. This decline in the estimated value of the portfolio reflected sales of properties with a book value of $5.8 billion, resulting in pre-tax gains of $1.9 billion, and also reflected deterioration in current and expected real estate market liquidity and macroeconomic trends throughout the year, resulting in declining market occupancy rates and market rents as well as increases in our estimates of market capitalization rates based on historical data. Declines in estimated value of real estate below carrying value result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During 2008, Capital Finance Real Estate recognized pre-tax impairments of $0.3 billion in its real estate held for investment, as compared to $0.2 billion in 2007.  Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management section of this Item and in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount, such as a significant adverse change in the business climate or a decision to sell or dispose all or a portion of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. For financial services reporting units, these cash flows are reduced for estimated interest costs. Also, when determining the amount of goodwill to be allocated to a business disposition for a financial services business, we reduce the cash proceeds we receive from the sale by the amount of debt which is allocated to the sold business in order to be consistent with the reporting unit valuation methodology. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

Given the significant changes in the business climate for financial services and our stated strategy to reduce our Capital Finance ending net investment, we re-tested goodwill for impairment at the reporting units within Capital Finance during the fourth quarter of 2008. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect current market conditions in the financial services industry. In each case, no impairment was indicated. Reporting units within Capital Finance are CLL, GE Money, Real Estate, Energy Financial Services and GECAS, which had goodwill balances at December 31, 2008, of $12.8 billion, $9.1 billion, $1.2 billion, $2.2 billion and $0.2 billion, respectively.

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows. For our insurance activities remaining in continuing operations, we periodically test for impairment our deferred acquisition costs and present value of future profits.

(55)

Further information is provided in the Financial Resources and Liquidity – Goodwill and Other Intangible Assets section of this Item and in Notes 1 and 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

Our discount rates for principal pension plans at December 31, 2008, 2007 and 2006 were 6.11%, 6.34% and 5.75%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans’ assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios. Assets in our principal pension plans declined 28.2% in 2008, and had average annual earnings of 3.3%, 4.0% and 10.1% per year in the five-, 10- and 25-year periods ended December 31, 2008, respectively. In 2007, assets in our principal pension plans earned 13.6% and had average annual earnings of 14.9%, 9.2% and 12.2% per year in the five-, 10- and 25-year periods ended December 31, 2007, respectively. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.5% long-term expected return on those assets.

Sensitivity to changes in key assumptions for our principal pension plans follows.

•	Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by $0.3 billion.

Further information on our pension plans is provided in the Operations – Overview section of this Item and in Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(56)

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties under FIN 48, Accounting for Uncertainty in Income Taxes. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the company. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $1.8 billion and $1.7 billion at December 31, 2008 and 2007, respectively. Such year-end 2008 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations – Overview section of this Item and in Notes 7 and 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Derivatives and Hedging. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the derivative being reported in earnings, without regard to the offsetting changes in the fair value of the hedged item.

In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation.

At December 31, 2008, derivative assets and liabilities were $12.6 billion and $5.2 billion, respectively. Further information about our use of derivatives is provided in Notes 18, 23 and 29 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Investments measured at fair value in earnings include retained interests in securitizations accounted for under SFAS 155, Accounting for Certain Hybrid Financial Instruments, and equity investments of $2.6 billion at year-end 2008. The earnings effects of changes in fair value on these assets, favorable and unfavorable, will be reflected in the period in which those changes occur. As discussed in Note 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we have businesses that are held for sale valued at $2.7 billion at year-end 2008, which represents the estimated fair value less costs to sell. Those sales are expected to close in the first quarter of 2009. As discussed in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we also have assets that are classified as held for sale in the ordinary course of business, primarily credit card receivables, loans and real estate properties, carried at $5.0 billion at year-end 2008, which represents the lower of carrying amount or estimated fair value less costs to sell. To the extent that the estimated fair value less costs to sell is lower than carrying value, any favorable or unfavorable changes in fair value will be reflected in earnings in the period in which such changes occur.

(57)

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

Further information is provided in Notes 20 and 31 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other Information

New Accounting Standards

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. The standard applied prospectively to new fair value measurements performed after January 1, 2008, for measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard applies to all remaining fair value measurements, including non-recurring valuations of non-financial assets and liabilities such as those used in measuring impairments of goodwill, other intangible assets and other long-lived assets. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations consummated after January 1, 2009.

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations, which is effective for us on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingent consideration will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

Generally, the effects of SFAS 141(R) will depend on future acquisitions. In the fourth quarter of 2008, we expensed an insignificant amount of direct costs related to business combinations that were in process, but not completed by the effective date of SFAS 141(R). In December 2008, the FASB issued FASB Staff Position (FSP) FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, a proposed FSP which would amend the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The proposed FSP would require that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, the proposed FSP requires measurement based on the best estimate in accordance with SFAS 5, Accounting for Contingencies.

Also on December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which is effective for us on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in our consolidated financial statements. After adoption, noncontrolling interests ($8.9 billion and $8.0 billion at December 31, 2008 and 2007, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and shareowners’ equity. Earnings attributable to minority interests ($0.6 billion in 2008 and $0.9 billion in both 2007 and 2006) will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share. Purchases and sales of minority interests will be reported in equity similar to treasury stock transactions. Gains on sales of minority interests that would not have been reported in net earnings under SFAS 160 amounted to $0.4 billion and $0.9 billion in 2008 and 2007, respectively.

(58)

On December 12, 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue 07-1, Accounting for Collaborative Arrangements. The consensus provides guidance on presentation of the financial results of a collaborative arrangement, including payments between the parties. The consensus requires us to present the results of the collaborative arrangement in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and, in the absence of applicable authoritative literature, to adopt an accounting policy for payments between the participants that will be consistently applied. The consensus is applied retrospectively to all collaborative arrangements existing as of January 1, 2009, and covers arrangements in several of our businesses. Adoption of this standard will not affect our earnings, cash flows or financial position.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Annual Report, to:

•	Average organic revenue growth for the three years ended December 31, 2008

•	Average total shareowners’ equity, excluding effects of discontinued operations

•	Ratio of debt to equity at GE Capital, net of cash and equivalents and with classification of hybrid debt as equity

•
GE pre-tax earnings from continuing operations before income taxes, excluding GECS earnings from continuing operations, the corresponding effective tax rates and the reconciliation of the U.S. federal statutory rate to those effective tax rates for the three years ended December 31, 2008

•	Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables for 2008, 2007 and 2006

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Organic Revenue Growth in 2008

(In millions)	2008	2007	% change

GE consolidated revenues as reported	$182,515	$172,488
Less the effects of
Acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency
exchange rates	10,139	2,992
The 2008 Olympics broadcasts	1,020	–
GE consolidated revenues excluding the effects of
acquisitions, business dispositions (other than dispositions of businesses acquired for investment), currency exchange
rates and the 2008 Olympics broadcasts (organic revenues)	$171,356	$169,496	1%

(59)

Organic Revenue Growth in 2007

(In millions)	2007	2006	% change

GE consolidated revenues as reported	$172,488	$151,568
Less the effects of
Acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency
exchange rates	12,803	4,992
The 2006 Olympics broadcasts	–	684
Reclassification of discontinued operations	(250)	(275)
GE consolidated revenues excluding the effects of
acquisitions, business dispositions (other than dispositions of businesses acquired for investment), currency exchange
rates, the 2006 Olympics broadcasts and reclassifications
of discontinued operations (organic revenues)	$159,935	$146,167	9%

Organic Revenue Growth in 2006

(In millions)	2006	2005	% change

GE consolidated revenues as reported	$151,568	$136,262
Less the effects of
Acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency
exchange rates	5,213	2,750
The 2006 Olympics broadcasts	684	–
Restatement and immaterial adjustments	(219)	398
Reclassifications of discontinued operations	(11,407)	(11,552)
GE consolidated revenues excluding the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment), currency exchange rates,
the 2006 Olympics broadcasts, restatement and immaterial
adjustments and reclassifications of discontinued operations
(organic revenues)	$157,297	$144,666	9%
Three-year average			6%

Organic revenue growth measures revenue excluding the effects of acquisitions, business dispositions and currency exchange rates, and without the effects of the 2008 and 2006 Olympics broadcasts, the restatement and immaterial adjustments and reclassifications of discontinued operations. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and currency exchange, which activities are subject to volatility and can obscure underlying trends, and the 2008 and 2006 Olympics broadcasts, the restatement and immaterial adjustments and reclassification of discontinued operations, which if included would overshadow trends in ongoing revenues. Management recognizes that the term “organic revenue growth” may be interpreted differently by other companies and under different circumstances. Although this may have an effect on comparability of absolute percentage growth from company to company, we believe that these measures are useful in assessing trends of the respective businesses or companies and may therefore be a useful tool in assessing period-to-period performance trends.

(60)

Average Total Shareowners’ Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2008	2007	2006	2005	2004

Average total shareowners’ equity(b)	$113,387	$113,842	$109,174	$110,998	$94,521
Less the effects of
Cumulative earnings from discontinued operations	–	–	–	2,094	2,985
Average net investment in discontinued operations	(590)	3,640	11,658	13,298	8,743
Average total shareowners’ equity, excluding effects of
discontinued operations(a)	$113,977	$110,202	$97,516	$95,606	$82,793

(a)	Used for computing return on average shareowners’ equity and return on average total capital invested shown in the Selected Financial Data section in Part II, Item 6. “Selected Financial Data.”
(b)	On an annual basis, calculated using a five-point average.

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because U.S. GAAP requires us to display those earnings (losses) in the Statement of Earnings. We exclude the cumulative effect of earnings (losses) of discontinued operations from the denominator in our ROTC calculation (1) for each of the periods for which related discontinued operations were presented, and (2) for our average net investment in discontinued operations since July 1, 2005. Had we disposed of these operations before July 1, 2005, we would have applied the proceeds to reduce parent-supported debt at GE Capital. However, since parent-supported debt at GE Capital was retired by June 30, 2005, we have assumed that we would have distributed the proceeds after that time to shareowners through share repurchases, thus reducing average total shareowners’ equity. Our calculation of average total shareowners’ equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

Definitions indicating how the above-named ratios are calculated using average total shareowners’ equity, excluding effects of discontinued operations, can be found in the Glossary.

Ratio of Debt to Equity at GE Capital, Net of Cash and Equivalents and with Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2008

GE Capital debt	$510,356
Less cash and equivalents	(36,430)
Less hybrid debt	(7,725)
$466,201

GE Capital equity	$58,229
Plus hybrid debt	7,725
$65,954

Ratio	7.07:1

(61)

We have provided the GE Capital ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity. We believe this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace debt that does not mature for more than 50 years with equity. Also, in February 2009, the GE Board authorized a capital contribution of up to $9.5 billion to GE Capital, which is expected to be made in the first quarter of 2009. The effect of this capital contribution on GE Capital equity is not reflected in the ratio above. Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE Income Tax Rate, Excluding GECS Earnings

(In millions)	2008	2007	2006

GE earnings from continuing operations before income taxes	$21,516	$25,251	$21,896
Less GECS earnings from continuing operations	7,774	12,417	10,219
Total	$13,742	$12,834	$11,677
GE provision for income taxes	$3,427	$2,794	$2,552
GE effective tax rate, excluding GECS earnings	24.9%	21.8%	21.9%

Reconciliation of U.S. Federal Statutory Income Tax Rate to GE Income Tax Rate, Excluding GECS Earnings

	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(8.2)	(9.9)	(12.2)
U.S. business credits	(0.6)	(0.6)	(0.7)
All other – net	(1.3)	(2.7)	(0.2)
	(10.1)	(13.2)	(13.1)
GE income tax rate, excluding GECS earnings	24.9%	21.8%	21.9%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECS net earnings from continuing operations, as GE tax expense does not include taxes on GECS earnings. Management believes that in addition to the Consolidated and GECS tax rates shown in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

Equipment Financing

December 31	2008	2007	2006

Managed	2.17%	1.21%	1.22%
Off-book	1.20	0.71	0.52
On-book	2.34	1.33	1.42

(62)

Consumer

December 31	2008	2007	2006

Managed	7.47%	5.38%	5.22%
U.S.	7.14	5.52	4.93
Non-U.S.	7.64	5.32	5.34
Off-book	8.24	6.64	5.49
U.S.	8.24	6.64	5.49
Non-U.S.	(a)	(a)	(a)
On-book	7.35	5.22	5.20
U.S.	6.39	4.78	4.70
Non-U.S.	7.64	5.32	5.34

(a)	Not applicable.

Delinquency rates on on-book and off-book equipment financing loans and leases increased from December 31, 2007 to December 31, 2008, as a result of continuing weakness in the economic and credit environment. In addition, delinquency rates on on-book equipment financing loans and leases increased from December 31, 2007 to December 31, 2008, as a result of the inclusion of the CitiCapital acquisition and Sanyo acquisition in Japan, which contributed an additional 12 and 9 basis points, respectively, at December 31, 2008.

The increases in off-book and on-book delinquencies for consumer financing receivables in the U.S. from December 31, 2007 to December 31, 2008, reflect the continued rise in delinquencies across the U.S. credit card receivables platforms. The increase in on-book delinquencies for consumer financing receivables outside of the U.S. reflects the effects of the declining U.K. housing market. The increase in off-book delinquencies for consumer financing receivables in the U.S. from December 31, 2006 to December 31, 2007, reflected both a change in the mix of the receivables securitized during 2007 – for example, our Care Credit receivables which generally have a higher delinquency rate than our core private label card portfolio – as well as the risk in the delinquencies across the broader portfolio of U.S. credit card receivables.

We believe that delinquency rates on managed financing receivables provide a useful perspective of our portfolio quality and are key indicators of financial performance. We use this non-GAAP financial measure because it provides information that enables management and investors to understand the underlying operational performance and trends of certain financing receivables and facilitates a comparison with the performance of our competitors. The same underwriting standards and ongoing risk monitoring are used for both on-book and off-book portfolios as the customer’s credit performance will affect both loans retained on the Statement of Financial Position and securitized loans. We believe that managed basis information is useful to management and investors, enabling them to understand both the credit risks associated with the loans reported on the Statement of Financial Position and our retained interests in securitized loans.

(63)

Glossary

Backlog Unfilled customer orders for products and product services (12 months for product services).

Borrowing Financial liability (short or long-term) that obligates us to repay cash or another financial asset to another entity.

Borrowings as a percentage of total capital invested For GE, the sum of borrowings and mandatorily redeemable preferred stock, divided by the sum of borrowings, mandatorily redeemable preferred stock, minority interest and total shareowners’ equity.

Cash equivalents Highly liquid debt instruments with original maturities of three months or less, such as commercial paper. Typically included with cash for reporting purposes, unless designated as available-for-sale and included with investment securities.

Cash flow hedges Qualifying derivative instruments that we use to protect ourselves against exposure to variability in future cash flows. The exposure may be associated with an existing asset or liability, or with a forecasted transaction. See “Hedge.”

Commercial paper Unsecured, unregistered promise to repay borrowed funds in a specified period ranging from overnight to 270 days.

Derivative instrument A financial instrument or contract with another party (counterparty) that is designed to meet any of a variety of risk management objectives, including those related to fluctuations in interest rates, currency exchange rates or commodity prices. Options, forwards and swaps are the most common derivative instruments we employ. See “Hedge.”

Discontinued operations Certain businesses we have sold or committed to sell within the next year and therefore will no longer be part of our ongoing operations. The net earnings, assets and liabilities, and cash flows of such businesses are separately classified on our Statement of Earnings, Statement of Financial Position and Statement of Cash Flows, respectively, for all periods presented.

Effective tax rate Provision for income taxes as a percentage of earnings from continuing operations before income taxes and accounting changes. Does not represent cash paid for income taxes in the current accounting period. Also referred to as “actual tax rate” or “tax rate.”

Equipment leased to others Rental equipment we own that is available to rent and is stated at cost less accumulated depreciation.

Fair value hedge Qualifying derivative instruments that we use to reduce the risk of changes in the fair value of assets, liabilities or certain types of firm commitments. Changes in the fair values of derivative instruments that are designated and effective as fair value hedges are recorded in earnings, but are offset by corresponding changes in the fair values of the hedged items. See “Hedge.”

Financing receivables Investment in contractual loans and leases due from customers (not investment securities).

Forward contract Fixed price contract for purchase or sale of a specified quantity of a commodity, security, currency or other financial instrument with delivery and settlement at a specified future date. Commonly used as a hedging tool. See “Hedge.”

Goodwill The premium paid for acquisition of a business. Calculated as the purchase price less the fair value of net assets acquired (net assets are identified tangible and intangible assets, less liabilities assumed).

Guaranteed investment contracts (GICs) Deposit-type products that guarantee a minimum rate of return, which may be fixed or floating.

Hedge A technique designed to eliminate risk. Often refers to the use of derivative financial instruments to offset changes in interest rates, currency exchange rates or commodity prices, although many business positions are “naturally hedged” – for example, funding a U.S. fixed-rate investment with U.S. fixed-rate borrowings is a natural interest rate hedge.

(64)

Intangible asset A non-financial asset lacking physical substance, such as goodwill, patents, licenses, trademarks and customer relationships.

Interest rate swap Agreement under which two counterparties agree to exchange one type of interest rate cash flow for another. In a typical arrangement, one party periodically will pay a fixed amount of interest, in exchange for which that party will receive variable payments computed using a published index. See “Hedge.”

Investment securities Generally, an instrument that provides an ownership position in a corporation (a stock), a creditor relationship with a corporation or governmental body (a bond), rights to contractual cash flows backed by pools of financial assets or rights to ownership such as those represented by options, subscription rights and subscription warrants.

Managed receivables Total receivable amounts on which we continue to perform billing and collection activities, including receivables that have been sold with and without credit recourse and are no longer reported on our Statement of Financial Position.

Match funding A risk control policy that provides funding for a particular financial asset having the same currency, maturity and interest rate characteristics as that asset. Match funding is executed directly, by issuing debt, or synthetically, through a combination of debt and derivative financial instruments. For example, when we lend at a fixed interest rate in the U.S., we can borrow those U.S. dollars either at a fixed rate of interest or at a floating rate executed concurrently with a pay-fixed interest rate swap. See “Hedge.”

Monetization Sale of financial assets to a third party for cash. For example, we sell certain loans, credit card receivables and trade receivables to third-party financial buyers, typically providing at least some credit protection and often agreeing to provide collection and processing services for a fee. Monetization normally results in gains on interest-bearing assets and losses on non-interest bearing assets. See “Securitization” and “Variable Interest Entity.”

Operating profit GE earnings from continuing operations before interest and other financial charges, income taxes and effects of accounting changes.

Option The right, not the obligation, to execute a transaction at a designated price, generally involving equity interests, interest rates, currencies or commodities. See “Hedge.”

Premium Rate that is charged under insurance/reinsurance contracts.

Product services For purposes of the financial statement display of sales and costs of sales in our Statement of Earnings, “goods” is required by U.S. Securities and Exchange Commission regulations to include all sales of tangible products, and “services” must include all other sales, including broadcasting and other services activities. In our Management’s Discussion and Analysis of Operations we refer to sales of both spare parts (goods) and related services as sales of “product services,” which is an important part of our operations.

Product services agreements Contractual commitments, with multiple-year terms, to provide specified services for products in our Energy Infrastructure and Technology Infrastructure installed base – for example, monitoring, maintenance, service and spare parts for a gas turbine/generator set installed in a customer’s power plant.

Productivity The rate of increased output for a given level of input, with both output and input measured in constant currency.

Progress collections Payments received from customers as deposits before the associated work is performed or product is delivered.

Qualifying SPEs (QSPEs) These entities are a specific type of Variable Interest Entity defined in SFAS 140, Transfers of Financial Assets to a Qualifying Special Purpose Entity. The activities of a QSPE are significantly limited and entirely specified in the legal documents that established the entity. There also are significant limitations on the types of assets and derivative instruments they may hold and the types and extent of activities and decision-making they may engage in.

Reinsurance A form of insurance that insurance companies buy for their own protection.

(65)

Retained interest A portion of a transferred financial asset retained by the transferor that provides rights to receive portions of the cash inflows from that asset.

Return on average shareowners’ equity Earnings from continuing operations before accounting changes divided by average total shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2008, is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and minority interest, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and minority interest (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31, 2008, is described in the Supplemental Information section.

Securitization A process whereby loans or other receivables are packaged, underwritten and sold to investors. In a typical transaction, assets are sold to a special purpose entity, which purchases the assets with cash raised through issuance of beneficial interests (usually debt instruments) to third-party investors. Whether or not credit risk associated with the securitized assets is retained by the seller depends on the structure of the securitization. See “Monetization” and “Variable interest entity.”

Subprime For purposes of GE Money related discussion, subprime includes credit card, installment and revolving loans to U.S. borrowers whose credit score is less than 660 based upon GE Capital’s proprietary scoring models, which add various qualitative and other factors to the base FICO credit score. FICO credit scores are a widely accepted rating of individual consumer creditworthiness.

Turnover Broadly based on the number of times that working capital is replaced during a year. Current receivables turnover is total sales divided by the five-point average balance of GE current receivables. Inventory turnover is total sales divided by a five-point average balance of inventories. See “Working capital.”

Unpaid claims and claims adjustment expenses Claims reserves for events that have occurred, including both reported and incurred-but-not-reported (IBNR) reserves, and the expenses of settling such claims.

Variable interest entity Entity defined by Financial Accounting Standards Board Interpretation 46 (Revised), and that must be consolidated by its primary beneficiary. A variable interest entity has one or both of the following characteristics: (1) its equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) as a group, the equity investors lack one or more of the following characteristics: (a) direct/indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns.

Working capital Represents GE current receivables and inventories, less GE accounts payable and progress collections.

(66)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations – Global Risk Management and Financial Resources and Liquidity – Exchange Rate and Interest Rate Risks sections in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Keith S. Sherin
Jeffrey R. Immelt	Keith S. Sherin
Chairman of the Board and Chief Executive Officer February 6, 2009	Vice Chairman and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (“GE”) as of December 31, 2008 and 2007, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited GE’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GE management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on GE’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

(67)

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

In our opinion, the consolidated financial statements appearing on pages 69, 71, 72, 74, 76-141 and the Summary of Operating Segments table on page 29 present fairly, in all material respects, the financial position of GE as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, GE maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

As discussed in Note 1 to the consolidated financial statements, GE, in 2008, changed its method of accounting for fair value measurements and adopted the fair value option for certain financial assets and financial liabilities, in 2007, changed its methods of accounting for uncertainty in income taxes and for a change or projected change in the timing of cash flows relating to income taxes generated by leveraged lease transactions, and, in 2006, changed its methods of accounting for pension and other postretirement benefits and for share-based compensation.

Our audits of GE’s consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 70, 73 and 75 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 6, 2009

(68)

Statement of Earnings

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2008	2007	2006

Revenues
Sales of goods	$69,100	$60,670	$55,181
Sales of services	43,669	38,856	36,329
Other income (Note 3)	1,586	3,019	2,154
GECS earnings from continuing operations	–	–	–
GECS revenues from services (Note 4)	68,160	69,943	57,904
Total revenues	182,515	172,488	151,568
Costs and expenses (Note 5)
Cost of goods sold	54,602	47,309	43,279
Cost of services sold	29,170	25,816	23,494
Interest and other financial charges	26,209	23,762	18,879
Investment contracts, insurance losses and insurance
annuity benefits	3,213	3,469	3,213
Provision for losses on financing receivables (Note 13)	7,518	4,431	3,062
Other costs and expenses	42,021	40,173	35,491
Minority interest in net earnings of consolidated affiliates	641	916	862
Total costs and expenses	163,374	145,876	128,280
Earnings from continuing operations
before income taxes	19,141	26,612	23,288
Provision for income taxes (Note 7)	(1,052)	(4,155)	(3,944)
Earnings from continuing operations	18,089	22,457	19,344
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(679)	(249)	1,398
Net earnings	17,410	22,208	20,742
Preferred stock dividends declared	(75)	–	–
Net earnings attributable to common shareowners	$17,335	$22,208	$20,742

Per-share amounts (Note 8)
Earnings from continuing operations
Diluted earnings per share	$1.78	$2.20	$1.86
Basic earnings per share	$1.79	$2.21	$1.87
Net earnings
Diluted earnings per share	$1.72	$2.17	$2.00
Basic earnings per share	$1.72	$2.18	$2.00

Dividends declared per common share	$1.24	$1.15	$1.03

See accompanying notes.

(69)

Statement of Earnings (Continued)

	GE			GECS
For the years ended December 31 (In millions; per-share amounts in dollars)	2008	2007	2006	2008	2007	2006

Revenues
Sales of goods	$67,637	$60,374	$53,221	$1,773	$718	$2,384
Sales of services	44,377	39,422	36,698	–	–	–
Other income (Note 3)	1,965	3,371	2,307	–	–	–
GECS earnings from continuing operations	7,774	12,417	10,219	–	–	–
GECS revenues from services (Note 4)	–	–	–	69,514	71,218	58,967
Total revenues	121,753	115,584	102,445	71,287	71,936	61,351
Costs and expenses (Note 5)
Cost of goods sold	53,395	47,103	41,501	1,517	628	2,204
Cost of services sold	29,878	26,382	23,863	–	–	–
Interest and other financial charges	2,153	1,993	1,668	25,116	22,706	17,840
Investment contracts, insurance losses and insurance
annuity benefits	–	–	–	3,421	3,647	3,419
Provision for losses on financing receivables (Note 13)	–	–	–	7,518	4,431	3,062
Other costs and expenses	14,401	14,148	12,893	28,085	26,537	22,977
Minority interest in net earnings of consolidated
affiliates	410	707	624	231	209	238
Total costs and expenses	100,237	90,333	80,549	65,888	58,158	49,740
Earnings from continuing operations
before income taxes	21,516	25,251	21,896	5,399	13,778	11,611
Provision for income taxes (Note 7)	(3,427)	(2,794)	(2,552)	2,375	(1,361)	(1,392)
Earnings from continuing operations	18,089	22,457	19,344	7,774	12,417	10,219
Earnings (loss) from discontinued operations,
net of taxes (Note 2)	(679)	(249)	1,398	(719)	(2,116)	439
Net earnings	17,410	22,208	20,742	7,055	10,301	10,658
Preferred stock dividends declared	(75)	–	–	–	–	–
Net earnings attributable to common shareowners	$17,335	$22,208	$20,742	$7,055	$10,301	$10,658

In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

(70)

Consolidated Statement of Changes in Shareowners’ Equity

(In millions)	2008	2007	2006

Changes in shareowners’ equity (Note 23)
Balance at January 1	$115,559	$111,509	$108,633
Dividends and other transactions with shareowners	1,873	(23,102)	(17,983)
Other comprehensive income
Investment securities – net	(3,218)	(1,484)	(223)
Currency translation adjustments – net	(11,007)	4,527	3,649
Cash flow hedges – net	(2,664)	(539)	223
Benefit plans – net	(13,288)	2,566	287
Total other comprehensive income	(30,177)	5,070	3,936
Increases attributable to net earnings	17,410	22,208	20,742
Comprehensive income	(12,767)	27,278	24,678
Cumulative effect of changes in accounting principles	–	(126)	(3,819)
Balance at December 31	$104,665	$115,559	$111,509

See accompanying notes.

(71)

Statement of Financial Position

	General Electric Company and consolidated affiliates
At December 31 (In millions, except share amounts)	2008	2007

Assets
Cash and equivalents	$48,187	$15,731
Investment securities (Note 9)	41,446	45,276
Current receivables (Note 10)	21,411	22,259
Inventories (Note 11)	13,674	12,897
Financing receivables – net (Notes 12 and 13)	365,168	376,123
Other GECS receivables	13,439	16,514
Property, plant and equipment – net (Note 14)	78,530	77,888
Investment in GECS	–	–
Goodwill (Note 15)	81,759	81,116
Other intangible assets – net (Note 15)	14,977	16,142
All other assets (Note 16)	106,899	122,848
Assets of businesses held for sale (Note 17)	10,556	–
Assets of discontinued operations (Note 2)	1,723	8,889
Total assets	$797,769	$795,683
Liabilities and equity
Short-term borrowings (Note 18)	$193,695	$195,100
Accounts payable, principally trade accounts	20,819	21,338
Progress collections and price adjustments accrued	12,536	9,885
Dividends payable	3,340	3,100
Other GE current liabilities	18,220	15,816
Long-term borrowings (Note 18)	330,067	319,013
Investment contracts, insurance liabilities and insurance
annuity benefits (Note 19)	34,032	34,068
All other liabilities (Note 20)	64,796	59,316
Deferred income taxes (Note 21)	4,584	12,490
Liabilities of businesses held for sale (Note 17)	636	–
Liabilities of discontinued operations (Note 2)	1,432	1,994
Total liabilities	684,157	672,120
Minority interest in equity of consolidated affiliates (Note 22)	8,947	8,004
Preferred stock (30,000 and 0 shares outstanding at
year-end 2008 and 2007, respectively)	–	–
Common stock (10,536,897,000 and 9,987,599,000 shares
outstanding at year-end 2008 and 2007, respectively)	702	669
Accumulated gains (losses) – net
Investment securities	(3,094)	124
Currency translation adjustments	(299)	10,708
Cash flow hedges	(3,332)	(668)
Benefit plans	(15,128)	(1,840)
Other capital	40,390	26,100
Retained earnings	122,123	117,362
Less common stock held in treasury	(36,697)	(36,896)
Total shareowners’ equity (Notes 23 and 24)	104,665	115,559
Total liabilities and equity	$797,769	$795,683

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated other comprehensive income,” as shown in Note 23, and was $(21,853) million and $8,324 million at December 31, 2008 and 2007, respectively.

See accompanying notes.

(72)

Statement of Financial Position (Continued)

	GE		GECS
At December 31 (In millions, except share amounts)	2008	2007	2008	2007

Assets
Cash and equivalents	$12,090	$6,702	$37,486	$9,439
Investment securities (Note 9)	213	343	41,236	44,941
Current receivables (Note 10)	15,064	15,093	–	–
Inventories (Note 11)	13,597	12,834	77	63
Financing receivables – net (Notes 12 and 13)	–	–	372,456	384,067
Other GECS receivables	–	–	18,636	22,078
Property, plant and equipment – net (Note 14)	14,433	14,142	64,097	63,746
Investment in GECS	53,279	57,676	–	–
Goodwill (Note 15)	56,394	55,689	25,365	25,427
Other intangible assets – net (Note 15)	11,364	11,633	3,613	4,509
All other assets (Note 16)	22,435	40,608	85,721	83,392
Assets of businesses held for sale (Note 17)	–	–	10,556	–
Assets of discontinued operations (Note 2)	64	66	1,659	8,823
Total assets	$198,933	$214,786	$660,902	$646,485
Liabilities and equity
Short-term borrowings (Note 18)	$2,375	$4,106	$193,533	$192,420
Accounts payable, principally trade accounts	11,699	11,120	13,882	14,714
Progress collections and price adjustments accrued	13,058	10,374	–	–
Dividends payable	3,340	3,100	–	–
Other GE current liabilities	18,284	15,816	–	–
Long-term borrowings (Note 18)	9,827	11,656	321,068	308,502
Investment contracts, insurance liabilities and insurance
annuity benefits (Note 19)	–	–	34,369	34,359
All other liabilities (Note 20)	32,767	32,859	32,090	26,522
Deferred income taxes (Note 21)	(3,949)	3,391	8,533	9,099
Liabilities of businesses held for sale (Note 17)	–	–	636	–
Liabilities of discontinued operations (Note 2)	189	302	1,243	1,692
Total liabilities	87,590	92,724	605,354	587,308
Minority interest in equity of consolidated affiliates (Note 22)	6,678	6,503	2,269	1,501
Preferred stock (30,000 and 0 shares outstanding at
year-end 2008 and 2007, respectively)	–	–	–	–
Common stock (10,536,897,000 and 9,987,599,000 shares
outstanding at year-end 2008 and 2007, respectively)	702	669	1	1
Accumulated gains (losses) – net
Investment securities	(3,094)	124	(3,097)	110
Currency translation adjustments	(299)	10,708	(1,258)	7,472
Cash flow hedges	(3,332)	(668)	(3,134)	(727)
Benefit plans	(15,128)	(1,840)	(367)	(105)
Other capital	40,390	26,100	18,079	12,574
Retained earnings	122,123	117,362	43,055	38,351
Less common stock held in treasury	(36,697)	(36,896)	–	–
Total shareowners’ equity (Notes 23 and 24)	104,665	115,559	53,279	57,676
Total liabilities and equity	$198,933	$214,786	$660,902	$646,485

In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

(73)

Statement of Cash Flows

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2008	2007	2006

Cash flows – operating activities
Net earnings	$17,410	$22,208	$20,742
Loss (earnings) from discontinued operations	679	249	(1,398)
Adjustments to reconcile net earnings to cash provided
from operating activities
Depreciation and amortization of property, plant and equipment	11,492	10,275	8,457
Earnings from continuing operations retained by GECS	–	–	–
Deferred income taxes	(1,284)	657	1,639
Decrease (increase) in GE current receivables	(24)	(868)	(2,194)
Decrease (increase) in inventories	(719)	(1,562)	(1,514)
Increase (decrease) in accounts payable	(1,078)	(997)	(276)
Increase in GE progress collections	2,827	4,622	642
Provision for losses on GECS financing receivables	7,518	4,431	3,062
All other operating activities	11,020	927	3,352
Cash from operating activities – continuing operations	47,841	39,942	32,512
Cash from (used for) operating activities – discontinued operations	760	3,380	(1,057)
Cash from operating activities	48,601	43,322	31,455

Cash flows – investing activities
Additions to property, plant and equipment	(16,010)	(17,803)	(15,788)
Dispositions of property, plant and equipment	10,975	8,457	6,795
Net increase in GECS financing receivables	(17,484)	(44,237)	(37,146)
Proceeds from sales of discontinued operations	5,423	11,574	11,009
Proceeds from principal business dispositions	4,986	2,746	1,883
Payments for principal businesses purchased	(28,110)	(17,215)	(11,573)
All other investing activities	195	(9,910)	(6,053)
Cash used for investing activities – continuing operations	(40,025)	(66,388)	(50,873)
Cash from (used for) investing activities – discontinued operations	(876)	(3,116)	(1,774)
Cash used for investing activities	(40,901)	(69,504)	(52,647)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(34,221)	2,063	4,969
Newly issued debt (maturities longer than 90 days)	122,959	100,869	88,364
Repayments and other reductions (maturities longer than 90 days)	(69,050)	(49,826)	(49,346)
Proceeds from issuance of preferred stock and warrants	2,965	–	–
Proceeds from issuance of common stock	12,006	–	–
Net purchases of GE shares for treasury	(1,249)	(12,319)	(8,554)
Dividends paid to shareowners	(12,408)	(11,492)	(10,420)
All other financing activities	3,638	(1,204)	(1,174)
Cash from (used for) financing activities – continuing operations	24,640	28,091	23,839
Cash from (used for) financing activities – discontinued operations	(4)	(154)	(172)
Cash from (used for) financing activities	24,636	27,937	23,667

Increase (decrease) in cash and equivalents during year	32,336	1,755	2,475
Cash and equivalents at beginning of year	16,031	14,276	11,801
Cash and equivalents at end of year	48,367	16,031	14,276
Less cash and equivalents of discontinued operations at end of year	180	300	190
Cash and equivalents of continuing operations at end of year	$48,187	$15,731	$14,086
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(25,853)	$(23,340)	$(18,438)
Cash recovered (paid) during the year for income taxes	(3,237)	(2,912)	(2,869)

See accompanying notes.

(74)

Statement of Cash Flows (Continued)

	GE			GECS
For the years ended December 31 (In millions)	2008	2007	2006	2008	2007	2006

Cash flows – operating activities
Net earnings	$17,410	$22,208	$20,742	$7,055	$10,301	$10,658
Loss (earnings) from discontinued operations	679	249	(1,398)	719	2,116	(439)
Adjustments to reconcile net earnings to cash
provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,162	2,149	1,953	9,330	8,126	6,504
Earnings from continuing operations retained by GECS	(5,423)	(5,126)	(372)	–	–	–
Deferred income taxes	(417)	564	703	(867)	93	936
Decrease (increase) in GE current receivables	(168)	14	760	–	–	–
Decrease (increase) in inventories	(524)	(1,496)	(1,458)	(14)	2	(23)
Increase (decrease) in accounts payable	233	(1,073)	289	(1,045)	485	(154)
Increase in GE progress collections	2,896	4,620	927	–	–	–
Provision for losses on GECS financing receivables	–	–	–	7,518	4,431	3,062
All other operating activities	2,238	1,192	1,626	8,508	(539)	1,035
Cash from operating activities – continuing operations	19,086	23,301	23,772	31,204	25,015	21,579
Cash from (used for) operating activities – discontinued operations	(5)	(857)	855	765	4,039	(2,041)
Cash from operating activities	19,081	22,444	24,627	31,969	29,054	19,538

Cash flows – investing activities
Additions to property, plant and equipment	(2,996)	(2,968)	(2,913)	(13,321)	(15,217)	(13,168)
Dispositions of property, plant and equipment	–	–	–	10,975	8,457	6,795
Net increase in GECS financing receivables	–	–	–	(17,375)	(44,164)	(40,270)
Proceeds from sales of discontinued operations	203	10,826	1,987	5,220	117	9,022
Proceeds from principal business dispositions	58	1,047	1,497	4,928	1,699	386
Payments for principal businesses purchased	(3,149)	(9,645)	(4,274)	(24,961)	(7,570)	(7,299)
All other investing activities	(5,176)	(1,697)	100	5,979	(8,730)	(5,995)
Cash used for investing activities – continuing operations	(11,060)	(2,437)	(3,603)	(28,555)	(65,408)	(50,529)
Cash from (used for) investing activities – discontinued operations	5	1,003	(914)	(881)	(3,921)	(731)
Cash used for investing activities	(11,055)	(1,434)	(4,517)	(29,436)	(69,329)	(51,260)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(2,152)	(3,284)	1,233	(31,282)	3,397	6,470
Newly issued debt (maturities longer than 90 days)	136	8,751	130	122,507	92,019	88,280
Repayments and other reductions (maturities longer
than 90 days)	(1,936)	(298)	(93)	(67,114)	(49,528)	(49,253)
Proceeds from issuance of preferred stock and warrants	2,965	–	–	–	–	–
Proceeds from issuance of common stock	12,006	–	–	–	–	–
Net purchases of GE shares for treasury	(1,249)	(12,319)	(8,554)	–	–	–
Dividends paid to shareowners	(12,408)	(11,492)	(10,420)	(2,351)	(7,291)	(9,847)
All other financing activities	–	–	–	3,638	(1,204)	(1,174)
Cash from (used for) financing activities – continuing operations	(2,638)	(18,642)	(17,704)	25,398	37,393	34,476
Cash from (used for) financing activities – discontinued operations	–	(146)	59	(4)	(8)	(231)
Cash from (used for) financing activities	(2,638)	(18,788)	(17,645)	25,394	37,385	34,245

Increase (decrease) in cash and
equivalents during year	5,388	2,222	2,465	27,927	(2,890)	2,523
Cash and equivalents at beginning of year	6,702	4,480	2,015	9,739	12,629	10,106
Cash and equivalents at end of year	12,090	6,702	4,480	37,666	9,739	12,629
Less cash and equivalents of discontinued operations
at end of year	–	–	–	180	300	190
Cash and equivalents of continuing operations at end of year	$12,090	$6,702	$4,480	$37,486	$9,439	$12,439
Supplemental disclosure of cash
flows information
Cash paid during the year for interest	$(1,190)	$(1,466)	$(1,343)	$(24,663)	$(21,874)	$(17,095)
Cash recovered (paid) during the year for income taxes	(2,627)	(4,036)	(2,203)	(610)	1,124	(666)

In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

(75)

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “All other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

•	GE – This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

•
GECS – This affiliate owns all of the common stock of General Electric Capital Corporation (GE Capital). GE Capital and its respective affiliates are consolidated in the accompanying GECS columns and constitute the majority of its business.

•	Consolidated – This represents the adding together of GE and GECS, giving effect to the elimination of transactions between GE and GECS.

•
Operating Segments – These comprise our five businesses, focused on the broad markets they serve: Energy Infrastructure, Technology Infrastructure, NBC Universal, Capital Finance and Consumer & Industrial. Prior period information has been reclassified to be consistent with the current organization.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See Note 2.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowners’ equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the respective periods.

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2009 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of Goods and Services

We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectibility of the fixed or determinable sales price is reasonably assured.

(76)

Arrangements for the sale of goods and services sometimes include multiple components. Most of our multiple component arrangements involve the sale of goods and services in the Technology Infrastructure segment. Our arrangements with multiple components usually involve future service deliverables such as installation, training or the future delivery of ancillary equipment. In such agreements, the amount assigned to each component is based on the total price and the undelivered component’s objectively determined fair value, determined from sources such as the separate selling price for that or a similar component or from competitor prices for similar components. If fair value of an undelivered component cannot be satisfactorily determined, we defer revenue until all multiple components are delivered.

Except for goods sold under long-term agreements, we recognize sales of goods under the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. We often sell consumer products, home videos and computer hardware and software products with a right of return. We use our accumulated experience to estimate and provide for such returns when we record the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when formal acceptance occurs or we have reliably demonstrated that all specified acceptance criteria have been met. In arrangements where we provide goods for trial and evaluation purposes, we only recognize revenue after customer acceptance occurs. Unless otherwise noted, we do not provide for anticipated losses before we record sales.

Certain of our sales of goods and services involve inconsequential or perfunctory performance obligations. These obligations can include non-essential installation or training, and in some instances provision of product manuals and limited technical product support. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, we recognize revenue on the total contract and provide for the cost of the unperformed obligation.

We recognize revenue on agreements for sales of goods and services under power generation unit and uprate contracts; nuclear fuel assemblies; larger oil drilling equipment projects; aeroderivative unit contracts; military development contracts; and long-term construction projects, including construction of information technology systems in our Healthcare business, under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under SOP 81-1, we estimate total contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, aeroderivative unit contracts and military development contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress towards contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure SOP 81-1 revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

We recognize revenue upon delivery for sales of aircraft engines, military propulsion equipment and related spare parts not sold under long-term product services agreements. Delivery of commercial engines, non-U.S. military equipment and all related spare parts occurs on shipment; delivery of military propulsion equipment sold to the U.S. Government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Commercial aircraft engines are complex aerospace equipment manufactured to customer order under a variety of sometimes-complex, long-term agreements. We measure sales of commercial aircraft engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for commercial aircraft engine agreements in process and report any cumulative effects of such adjustments in current operations. We measure revenue for military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically-measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial aircraft engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts for those engines.

(77)

We sell product services under long-term agreements in our Technology Infrastructure and Energy Infrastructure segments, principally in Aviation, Energy and Transportation, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in Healthcare, where such costs generally are expected to be on a straight-line basis. These agreements are accounted for under Financial Accounting Standards Board (FASB) Technical Bulletin (FTB) 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. For the Aviation, Energy and Transportation FTB 90-1 agreements, we recognize related sales based on the extent of our progress towards completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare FTB 90-1 agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

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

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease and are based primarily on independent appraisals, which are updated periodically. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

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

Depreciation and Amortization

The cost of GE manufacturing plant and equipment is depreciated over its estimated economic life. U.S. assets are depreciated using an accelerated method based on a sum-of-the-years digits formula; non-U.S. assets are generally depreciated on a straight-line basis.

The cost of GECS equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment.

The cost of GECS acquired real estate investments is depreciated on a straight-line basis to the estimated salvage value over the expected useful life or the estimated proceeds upon sale of the investment at the end of the expected holding period if that approach produces a higher measure of depreciation expense.

(78)

The cost of individually significant customer relationships is amortized in proportion to estimated total related sales; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See Notes 14 and 15.

NBC Universal Film and Television Costs

We defer film and television production costs, including direct costs, production overhead, development costs and interest. We do not defer costs of exploitation, which principally comprise costs of film and television program marketing and distribution. We amortize deferred film and television production costs, as well as associated participation and residual costs, on an individual production basis using the ratio of the current period’s gross revenues to estimated total remaining gross revenues from all sources; we state such costs at the lower of amortized cost or fair value. Estimates of total revenues and costs are based on anticipated release patterns, public acceptance and historical results for similar products. We defer the costs of acquired broadcast material, including rights to material for use on NBC Universal’s broadcast and cable/satellite television networks, at the earlier of acquisition or when the license period begins and the material is available for use. We amortize acquired broadcast material and rights when we broadcast the associated programs; we state such costs at the lower of amortized cost or net realizable value.

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

Our consumer loan portfolio consists of smaller balance, homogenous loans including card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors.

We write off unsecured closed-end installment loans at 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down consumer loans secured by collateral other than residential real estate when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. During 2007, we conformed our reserving methodology in our residential mortgage loan portfolios. Unsecured consumer loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

(79)

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon various statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

Partial Sales of Business Interests

We record gains or losses on sales of their own shares by affiliates except when realization of gains is not reasonably assured, in which case we record the results in shareowners’ equity. We record gains or losses on sales of interests in commercial and military engine and aeroderivative equipment programs.

Cash and Equivalents

Debt securities and money market instruments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment Securities

We report investments in debt and marketable equity securities, and equity securities in our insurance portfolio, at fair value. See Note 28 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position and, for securities with fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 40% and 41% of GE inventories at December 31, 2008 and 2007, respectively. GECS inventories consist of finished products held for sale; cost is determined on a FIFO basis.

(80)

Intangible Assets

We do not amortize goodwill, but test it at least annually for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life, except that individually significant customer-related intangible assets are amortized in relation to total related sales. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

GECS Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

Certain entities, which we consolidate, provide guaranteed investment contracts to states, municipalities and municipal authorities.

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

Accounting Changes

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS 157), Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. See Note 28.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to recognize them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans. See Note 28.

(81)

On January 1, 2007, we adopted FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. FSP FAS 13-2 requires recalculation of returns on leveraged leases when there is a change in the timing or projected timing of cash flows relating to income taxes associated with such leases. The January 1, 2007 transition reduced our retained earnings by $126 million, $49 million associated with FIN 48 and $77 million with FSP FAS 13-2. Of this total, $89 million was a decrease in goodwill and $77 million was a decrease in financing receivables – net, partially offset by a $40 million decrease in income tax liabilities.

On January 1, 2007, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amended SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to include within its scope prepayment features in newly created or acquired retained interests related to securitizations. SFAS 155 changed the basis on which we recognize earnings on these retained interests from level yield to fair value. See Notes 9 and 30.

We adopted SFAS 123 (Revised 2004), Share-Based Payment (SFAS 123R) and related FSPs, effective January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method that we adopted voluntarily in 2002, and classification of excess tax benefits associated with share-based compensation deductions as cash from financing activities rather than cash from operating activities. We chose the modified prospective transition method, which requires that the new guidance be applied to the unvested portion of all outstanding stock option grants as of January 1, 2006, and to new grants after that date. We further applied the alternative transition method provided in FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The transitional effects of SFAS 123R and related FSPs consisted of a reduction in net earnings of $10 million for the year ended December 31, 2006, to expense the unvested portion of options granted in 2001; and classification of $173 million related to excess tax benefits from share-based compensation deductions as cash from financing activities in our Statement of Cash Flows beginning in 2006, which previously would have been included in cash from operating activities.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, became effective for us as of December 31, 2006, and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The incremental effect of the initial adoption of SFAS 158 reduced our shareowners’ equity at December 31, 2006, by $3,819 million.

On December 12, 2008, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The primary change in reporting that results from the FSP, which we adopted in the fourth quarter of 2008, is the requirement to estimate cash flows based on management’s best estimate rather than based on market participant assumptions.

NOTE 2. DISCONTINUED OPERATIONS

Discontinued operations comprised our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), Plastics, Advanced Materials, GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions). Associated results of operations, financial position and cash flows are separately reported for all periods presented.

(82)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. As a result, we recognized an after-tax loss of $908 million in 2007. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. In connection with the transaction, GE Money Japan reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless claims exceed approximately $3,000 million. Estimated claims are not expected to exceed those levels and are based on our historical claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. However, uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate claims exposure. We review our estimated exposure quarterly, and make adjustments when required. To date, there have been no adjustments to sale proceeds for this matter. In connection with this sale, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $361 million loss in 2008. GE Money Japan revenues from discontinued operations were $763 million, $1,307 million and $1,715 million in 2008, 2007 and 2006, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $651 million and $1,220 million in 2008 and 2007, respectively, compared with earnings of $247 million in 2006.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. As a result, we recognized an after-tax loss of $62 million in 2007. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $244 million at December 31, 2008, and $265 million at December 31, 2007. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount, if actual claim rates, valid tenders or losses we incur on repurchased loans, are higher than historically observed. WMC revenues from discontinued operations were $(71) million, $(1,424) million and $536 million in 2008, 2007 and 2006, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $41 million and $987 million in 2008 and 2007, respectively, compared with earnings of $29 million in 2006.

Plastics and Advanced Materials

During the third quarter of 2007, we completed the sale of our Plastics business to Saudi Basic Industries Corporation for $11,577 million in cash. We sold this business because of its cyclicality, rising costs of natural gas and raw materials, and the decision to redeploy capital resources into higher-growth businesses. Also, during the fourth quarter of 2006, we sold our Advanced Materials business. As a result of these sales, we recognized after-tax gains of $21 million, $1,578 million and $441 million during 2008, 2007 and 2006, respectively. Plastics and Advanced Materials revenues from discontinued operations were $4,286 million and $8,795 million in 2007 and 2006, respectively. In total, Plastics and Advanced Materials earnings from discontinued operations, net of taxes, were $40 million, $1,867 million and $959 million in 2008, 2007 and 2006, respectively.

GE Life

During the fourth quarter of 2006, we completed the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re) for $910 million. As a result, we recognized after-tax losses of $3 million in both 2008 and 2007, and $267 million in 2006. GE Life revenues from discontinued operations were $2,096 million in 2006. In total, GE Life losses from discontinued operations, net of taxes, were $3 million in both 2008 and 2007, and $178 million in 2006.

(83)

GE Insurance Solutions

During the second quarter of 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions to Swiss Re for $9,297 million, including the assumption of $1,700 million of debt. We received $5,359 million in cash and $2,238 million of newly issued Swiss Re common stock, representing a 9% interest in Swiss Re. As a result of the exit, we recognized earnings of $1 million and $16 million in 2008 and 2007, compared with losses of $134 million in 2006. GE Insurance Solutions revenues from discontinued operations were $2,815 million in 2006. In total, GE Insurance Solutions loss from discontinued operations, net of taxes, was $15 million in 2008, compared with earnings of $15 million and $148 million in 2007 and 2006, respectively.

Genworth

During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result of initial and secondary public offerings, we recognized after-tax gains of $3 million, $85 million (primarily from a tax adjustment related to the 2004 initial public offering) and $220 million in 2008, 2007 and 2006, respectively. Genworth revenues from discontinued operations were $5 million in 2006. In total, Genworth loss from discontinued operations, net of taxes, was $9 million in 2008, compared with earnings of $79 million and $193 million in 2007 and 2006, respectively.

Summarized financial information for discontinued GE industrial operations is shown below.

(In millions)	2008	2007	2006

Operations
Total revenues	$–	$4,286	$8,795
Earnings from discontinued operations before income taxes	$–	$233	$577
Income tax benefit (expense)	19	56	(59)
Earnings from discontinued operations before disposal, net of taxes	$19	$289	$518
Disposal
Gain on disposal before income taxes	$21	$2,362	$357
Income tax benefit (expense)	–	(784)	84
Gain on disposal, net of taxes	$21	$1,578	$441
Earnings from discontinued operations, net of taxes(a)	$40	$1,867	$959

(a)
The sum of GE industrial earnings from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, below are reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

December 31 (In millions)	2008	2007

Assets
Property, plant and equipment – net	$–	$9
Current receivables	64	57
Assets of discontinued operations	$64	$66
Liabilities
Other GE current liabilities	$36	$146
Other	153	156
Liabilities of discontinued operations	$189	$302

(84)

Summarized financial information for discontinued GECS operations is shown below.

(In millions)	2008	2007	2006

Operations
Total revenues	$692	$(117)	$7,167

Earnings (loss) from discontinued operations before income taxes	$(571)	$(2,225)	$641
Income tax benefit (expense)	212	981	(21)
Earnings (loss) from discontinued operations before disposal,
net of taxes	$(359)	$(1,244)	$620
Disposal
Loss on disposal before income taxes	$(1,479)	$(1,510)	$(75)
Income tax benefit (expense)	1,119	638	(106)
Loss on disposal, net of taxes	$(360)	$(872)	$(181)

Earnings (loss) from discontinued operations, net of taxes	$(719)	$(2,116)	$439

December 31 (In millions)	2008	2007

Assets
Cash and equivalents	$180	$300
Financing receivables – net	–	6,675
All other assets	19	129
Other	1,460	1,719
Assets of discontinued operations	$1,659	$8,823
Liabilities
Liabilities of discontinued operations	$1,243	$1,692

Assets at December 31, 2008, were primarily comprised of a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

NOTE 3. OTHER INCOME

(In millions)	2008	2007	2006

GE
Sales of business interests(a)	$891	$1,541	$878
Interest income from GECS	371	329	145
Associated companies	332	671	437
Licensing and royalty income	291	255	220
Marketable securities and bank deposits	196	282	272
Other items	(116)	293	355
	1,965	3,371	2,307
Eliminations	(379)	(352)	(153)
Total	$1,586	$3,019	$2,154

(a)	Included gain on sale of a business interest to Hitachi of $900 million in 2007.

(85)

NOTE 4. GECS REVENUES FROM SERVICES

(In millions)	2008	2007	2006

Interest on loans	$27,109	$23,599	$20,358
Equipment leased to others	15,568	15,260	12,940
Fees	6,126	6,533	5,358
Financing leases	4,374	4,699	4,298
Real estate investments	3,505	4,669	3,138
Premiums earned by insurance activities	2,255	2,232	2,084
Associated companies	2,217	2,172	2,079
Investment income(a)	2,191	4,724	3,115
Net securitization gains	1,133	1,804	1,187
Other items	5,036	5,526	4,410
Total	$69,514	$71,218	$58,967

(a)
Included gain on sale of Swiss Re common stock of $566 million in 2007 and other-than-temporary impairments on investment securities of $1,420 million, $127 million and $139 million in 2008, 2007 and 2006, respectively.

NOTE 5. SUPPLEMENTAL COST INFORMATION

We funded research and development expenditures of $3,020 million in 2008, $3,009 million in 2007 and $2,790 million in 2006. In addition, research and development funding from customers, principally the U.S. government, totaled $1,287 million, $1,066 million and $690 million in 2008, 2007 and 2006, respectively.

Rental expense under operating leases is shown below.

(In millions)	2008	2007	2006

GE	$912	$929	$854
GECS	992	955	863

At December 31, 2008, minimum rental commitments under noncancellable operating leases aggregated $3,022 million and $3,565 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)	2009	2010	2011	2012	2013

GE	$550	$548	$496	$429	$390
GECS	774	621	508	435	303

Payments under revenue sharing partnerships amounted to $2,290 million, $1,878 million and $1,413 million in 2008, 2007 and 2006, respectively, and are included in cost of goods sold. GE’s selling, general and administrative expenses totaled $14,401 million in 2008, $14,148 million in 2007 and $12,893 million in 2006.

NOTE 6. POSTRETIREMENT BENEFIT PLANS

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to certain employees who retire under the GE Pension Plan with 10 or more years of service. Eligible retirees share in the cost of healthcare benefits. These plans cover approximately 225,000 retirees and dependents.

(86)

Cost Of Principal Retiree Benefit Plans

(In millions)	2008	2007	2006

Expected return on plan assets	$(131)	$(125)	$(127)
Service cost for benefits earned	326	286	229
Interest cost on benefit obligation	750	577	455
Prior service cost amortization	673	603	363
Net actuarial loss (gain) amortization	(49)	(17)	64
Retiree benefit plans cost	$1,569	$1,324	$984

Actuarial assumptions are described below. The discount rates at December 31 measured the year-end benefit obligations and the earnings effects for the subsequent year.

December 31	2008		2007		2006	2005

Discount rate	6.15%		6.31	%(a)	5.75%	5.25%
Compensation increases	4.20		5.00		5.00	5.00
Expected return on assets	8.50		8.50		8.50	8.50
Initial healthcare trend rate(c)	7.00	(b)	9.10		9.20	10.00

(a)	Weighted average discount rate of 6.34% was used for determination of costs in 2008.
(b)	Includes benefits from new healthcare supplier contracts.
(c)	For 2008, ultimately declining to 6% for 2025 and thereafter.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding Policy. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $665 million in 2009 to fund such benefits. We fund retiree life insurance benefits at our discretion.

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

Accumulated Postretirement Benefit Obligation (APBO)

(In millions)	2008	2007

Balance at January 1	$12,983	$8,262
Service cost for benefits earned	326	286
Interest cost on benefit obligation	750	577
Participant contributions	51	47
Plan amendments(a)	–	4,257
Actuarial loss (gain)(b)	(1,351)	320
Benefits paid(c)	(811)	(796)
Other	1	30
Balance at December 31(d)	$11,949	$12,983

(a)	For 2007, related to labor agreements negotiated with U.S. unions.
(b)	For 2008, primarily related to benefits from new healthcare supplier contracts.
(c)	Net of Medicare Part D subsidy of $83 million and $73 million in 2008 and 2007, respectively.
(d)	The APBO for the retiree health plans was $9,749 million and $10,847 million at year-end 2008 and 2007, respectively.

(87)

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

(In millions)	1% increase	1% decrease

APBO at December 31, 2008	$990	$(848)
Service and interest cost in 2008	95	(80)

Fair Value of Plan Assets

(In millions)	2008	2007

Balance at January 1	$1,804	$1,710
Actual gain (loss) on plan assets	(486)	221
Employer contributions	617	622
Participant contributions	51	47
Benefits paid(a)	(811)	(796)
Balance at December 31	$1,175	$1,804

(a)	Net of Medicare Part D subsidy.

Plan Asset Allocation

	2008		2007
December 31	Target allocation	Actual allocation	Actual allocation

U.S. equity securities	19-39%	25%	33%
Non-U.S. equity securities	18-38	15	20
Debt securities (including cash equivalents)	11-41	39	31
Real estate	2-12	7	6
Private equities	3-13	8	5
Other	0-10	6	5

Plan fiduciaries set investment policies and strategies for the trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must generally be invested in securities rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.6% and 5.9% of trust assets at year-end 2008 and 2007, respectively.

(88)

Retiree Benefit Asset (Liability)

December 31 (In millions)	2008	2007

Funded status(a)	$(10,774)	$(11,179)
Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(644)	$(675)
Due after one year	(9,105)	(10,172)
Retiree life plans	(1,025)	(332)
Net liability recognized	$(10,774)	$(11,179)
Amounts recorded in shareowners’ equity (unamortized)
Prior service cost	$5,027	$5,700
Net actuarial loss (gain)	(475)	210
Total	$4,552	$5,910

(a)	Fair value of assets less APBO, as shown in the preceding tables.

In 2009, we estimate that we will amortize $675 million of prior service cost and $105 million of net actuarial gain from shareowners’ equity into retiree benefit plans cost. Comparable amortized amounts in 2008 were $673 million of prior service cost and $49 million of net actuarial gains.

Estimated Future Benefit Payments

(In millions)	2009	2010	2011	2012	2013	2014- 2018

Gross	$910	$930	$965	$980	$1,000	$5,200
Expected Medicare
Part D subsidy	75	80	85	90	95	550
Net	$835	$850	$880	$890	$905	$4,650

Pension Benefits

We sponsor a number of pension plans. Principal pension plans, together with affiliate and certain other pension plans (other pension plans) detailed in this note, represent about 99% of our total pension assets. We use a December 31 measurement date for our plans.

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

Other Pension Plans in 2008 included 31 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans provide benefits to employees based on formulas recognizing length of service and earnings.

(89)

Pension Plan Participants

December 31, 2008	Total	Principal pension plans	Other pension plans

Active employees	188,000	140,000	48,000
Vested former employees	231,000	190,000	41,000
Retirees and beneficiaries	246,000	220,000	26,000
Total	665,000	550,000	115,000

Cost Of Pension Plans

	Total			Principal pension plans			Other pension plans
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Expected return on plan assets	$(4,850)	$(4,459)	$(4,211)	$(4,298)	$(3,950)	$(3,811)	$(552)	$(509)	$(400)
Service cost for benefits earned	1,663	1,727	1,719	1,331	1,355	1,402	332	372	317
Interest cost on benefit obligation	3,152	2,885	2,685	2,653	2,416	2,304	499	469	381
Prior service cost amortization	332	247	258	321	241	253	11	6	5
Net actuarial loss amortization	316	856	893	237	693	729	79	163	164
Pension plans cost	$613	$1,256	$1,344	$244	$755	$877	$369	$501	$467

Actuarial assumptions are described below. The discount rates at December 31 measured the year-end benefit obligations and the earnings effects for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2008	2007	2006	2005	2008	2007	2006	2005

Discount rate	6.11%	6.34%	5.75%	5.50%	6.03%	5.65%	4.97%	4.74%
Compensation increases	4.20	5.00	5.00	5.00	4.47	4.50	4.26	4.20
Expected return on assets	8.50	8.50	8.50	8.50	7.41	7.51	7.44	7.47

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We have not made contributions to the GE Pension Plan since 1987 and will not make any such contributions in 2009. In 2009, we expect to pay approximately $170 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $690 million to other pension plans. In 2008, comparative amounts were $153 million and $627 million, respectively.

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

(90)

Projected Benefit Obligation

	Principal pension plans		Other pension plans
(In millions)	2008	2007	2008	2007

Balance at January 1	$42,947	$43,293	$9,014	$9,034
Service cost for benefits earned	1,331	1,355	332	372
Interest cost on benefit obligations	2,653	2,416	499	469
Participant contributions	169	173	40	43
Plan amendments	–	1,470	16	26
Actuarial loss (gain)(a)	791	(3,205)	(923)	(665)
Benefits paid	(2,723)	(2,555)	(383)	(370)
Acquisitions (dispositions) – net	–	–	545	(311)
Exchange rate adjustments	–	–	(1,392)	416
Balance at December 31(b)	$45,168	$42,947	$7,748	$9,014

(a)	Principally associated with discount rate changes.
(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $3,505 million and $3,437 million at year-end 2008 and 2007, respectively.

Accumulated Benefit Obligation

December 31 (In millions)	2008	2007

GE Pension Plan	$40,313	$38,155
GE Supplementary Pension Plan	2,582	2,292
Other pension plans	7,075	8,175

Plans With Assets Less Than ABO

December 31 (In millions)	2008	2007

Funded plans with assets less than ABO
Plan assets	$4,914	$3,639
Accumulated benefit obligations	5,888	3,974
Projected benefit obligations	6,468	4,595
Unfunded plans(a)
Accumulated benefit obligations	3,352	3,111
Projected benefit obligations	4,303	4,283

(a)	Primarily related to the GE Supplementary Pension Plan.

Fair Value of Plan Assets

	Principal pension plans		Other pension plans
(In millions)	2008	2007	2008	2007

Balance at January 1	$59,700	$54,758	$7,411	$6,435
Actual gain (loss) on plan assets	(16,569)	7,188	(1,743)	614
Employer contributions	153	136	627	730
Participant contributions	169	173	40	43
Benefits paid	(2,723)	(2,555)	(383)	(370)
Acquisitions (dispositions) – net	–	–	565	(372)
Exchange rate adjustments	–	–	(1,143)	331
Balance at December 31	$40,730	$59,700	$5,374	$7,411

(91)

Plan Asset Allocation

	Principal pension plans
	2008		2007
December 31	Target allocation	Actual allocation	Actual allocation

U.S. equity securities	17-37%	25%	32%
Non-U.S. equity securities	17-37	14	20
Debt securities (including cash equivalents)	10-40	31	24
Real estate	4-14	12	9
Private equities	5-15	12	9
Other	1-14	6	6

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

GE Pension Trust assets are invested subject to the following additional guidelines:

•	Short-term securities must generally be rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2.

•	Real estate investments may not exceed 25% of total assets.

•	Investments in restricted securities that are not freely tradable may not exceed 30% of total assets (actual was 16% of trust assets at December 31, 2008).

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.5% and 5.6% of trust assets at year-end 2008 and 2007, respectively.

	Other pension plans (weighted average)
	2008		2007
December 31	Target allocation	Actual allocation	Actual allocation

Equity securities	60%	57%	67%
Debt securities	30	32	25
Real estate	4	4	4
Other	6	7	4

(92)

Pension Asset (Liability)

	Principal pension plans		Other pension plans
December 31 (In millions)	2008	2007	2008	2007

Funded status(a)	$(4,438)	$16,753	$(2,374)	$(1,603)
Pension asset (liability) recorded in the
Statement of Financial Position
Pension asset	$–	$20,190	$9	$258
Pension liabilities
Due within one year(b)	(117)	(111)	(51)	(54)
Due after one year(b)	(4,321)	(3,326)	(2,332)	(1,807)
Net amount recognized	$(4,438)	$16,753	$(2,374)	$(1,603)
Amounts recorded in shareowners’
equity (unamortized)
Prior service cost	$1,739	$2,060	$62	$65
Net actuarial loss (gain)	16,447	(4,974)	1,753	654
Total	$18,186	$(2,914)	$1,815	$719

(a)	Fair value of assets less PBO, as shown in the preceding tables.
(b)	For principal pension plans, primarily represents the GE Supplementary Pension Plan liability.

In 2009, we estimate that we will amortize $323 million of prior service cost and $377 million of net actuarial loss for the principal pension plans from shareowners’ equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized over the next fiscal year are $10 million and $125 million, respectively. Comparable amortized amounts in 2008, respectively, were $321 million and $237 million for principal pension plans and $11 million and $79 million for other pension plans.

Estimated Future Benefit Payments

(In millions)	2009	2010	2011	2012	2013	2014- 2018

Principal pension
plans	$2,725	$2,800	$2,850	$2,925	$2,950	$16,050
Other pension
plans	345	350	360	370	375	2,105

(93)

Postretirement Benefit Plans

2008 Cost of Postretirement Benefit Plans and Changes in Equity Other Than Transactions With Shareowners

(In millions)	Total post- retirement benefit plans	Retiree benefit plans	Principal pension plans	Other pension plans

Cost of postretirement benefit plans	$2,182	$1,569	$244	$369
Changes in equity other than transactions
with shareowners
Net actuarial loss (gain) – current year	$22,094	$(734)	$21,658	$1,170
Prior service cost – current year	16	–	–	16
Prior service cost amortization	(1,005)	(673)	(321)	(11)
Net actuarial gain (loss) amortization	(267)	49	(237)	(79)
Total changes in equity other than transactions
with shareowners	20,838	(1,358)	21,100	1,096
Cost of postretirement benefit plans and changes in
equity other than transactions with shareowners	$23,020	$211	$21,344	$1,465

NOTE 7. PROVISION FOR INCOME TAXES

(In millions)	2008	2007	2006

GE
Current tax expense	$3,844	$2,230	$1,849
Deferred tax expense (benefit) from temporary differences	(417)	564	703
	3,427	2,794	2,552
GECS
Current tax expense (benefit)	(1,508)	1,268	456
Deferred tax expense (benefit) from temporary differences	(867)	93	936
	(2,375)	1,361	1,392
Consolidated
Current tax expense	2,336	3,498	2,305
Deferred tax expense (benefit) from temporary differences	(1,284)	657	1,639
Total	$1,052	$4,155	$3,944

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return. The effect of GECS on the consolidated liability is settled in cash as GE tax payments are due.

Consolidated U.S. earnings from continuing operations before income taxes were $2,259 million in 2008, $8,449 million in 2007 and $10,154 million in 2006. The corresponding amounts for non-U.S.-based operations were $16,882 million in 2008, $18,163 million in 2007 and $13,134 million in 2006.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of a benefit of $723 million in 2008, and expenses of $64 million and $530 million in 2007 and 2006, respectively, and amounts applicable to non-U.S. jurisdictions of $3,060 million, $3,042 million and $1,549 million in 2008, 2007 and 2006, respectively. Consolidated deferred taxes related to U.S. federal income taxes were a benefit of $827 million in 2008 and expenses of $776 million and $1,529 million in 2007 and 2006, respectively.

(94)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. See Note 21.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, currently scheduled to expire at the end of 2009, has been scheduled to expire on five previous occasions, including October of 2008, but there can be no assurance that it will continue to be extended. In the event this provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2008, were approximately $75 billion. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to use these earnings as a source of funding for U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings. During 2008, because the use of foreign tax credits no longer required the repatriation of prior-year earnings, we increased the amount of prior-year earnings that were indefinitely reinvested outside the U.S. by approximately $1.0 billion, resulting in a decrease to the income tax provision of approximately $350 million.

As discussed in Note 1, on January 1, 2007, we adopted a new accounting standard, FIN 48, Accounting for Uncertainty in Income Taxes, resulting in a $49 million decrease in retained earnings, an $89 million decrease in goodwill and a $40 million decrease in income tax liability.

Annually, we file over 7,500 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2007, the IRS completed the audit of our consolidated U.S. income tax returns for 2000-2002. The IRS is currently auditing our consolidated U.S. income tax returns for 2003-2007. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(95)

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2008	2007

Unrecognized tax benefits	$6,692	$6,331
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,453	4,268
Accrued interest on unrecognized tax benefits	1,204	923
Accrued penalties on unrecognized tax benefits	96	77
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,500	0-1,500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,100	0-1,250

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2008	2007

Balance at January 1	$6,331	$6,806
Additions for tax positions of the current year	553	434
Additions for tax positions of prior years	516	1,439
Reductions for tax positions of prior years	(489)	(1,939)
Settlements with tax authorities	(173)	(330)
Expiration of the statute of limitations	(46)	(79)
Balance at December 31	$6,692	$6,331

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2008, $268 million of interest expense and $19 million of tax expense related to penalties were recognized in the statement of earnings, compared with $(279) million and $(34) million for the year ended December 31, 2007.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	Consolidated			GE			GECS
	2008	2007	2006	2008	2007	2006	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Inclusion of after-tax earnings of GECS
in before-tax earnings of GE	–	–	–	(12.6)	(17.2)	(16.3)	–	–	–
Tax on global activities including exports(a)	(26.9)	(15.6)	(16.7)	(5.3)	(5.0)	(6.5)	(74.4)	(21.0)	(21.1)
U.S. business credits	(1.5)	(1.1)	(1.4)	(0.4)	(0.3)	(0.4)	(3.8)	(1.5)	(2.2)
SES transaction	–	(2.1)	–	–	–	–	–	(4.0)	–
All other – net	(1.1)	(0.6)	–	(0.8)	(1.4)	(0.1)	(0.8)	1.4	0.3
	(29.5)	(19.4)	(18.1)	(19.1)	(23.9)	(23.3)	(79.0)	(25.1)	(23.0)
Actual income tax rate	5.5%	15.6%	16.9%	15.9%	11.1%	11.7%	(44.0)%	9.9%	12.0%

(a)	2008 included (1.8)% and (6.5)% from indefinite reinvestment of prior-year earnings for consolidated and GECS, respectively.

(96)

NOTE 8. EARNINGS PER SHARE INFORMATION

	2008		2007		2006
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Consolidated
Earnings from continuing operations for per-share calculation(a)	$18,091	$18,089	$22,457	$22,457	$19,345	$19,344
Preferred stock dividends declared	(75)	(75)	–	–	–	–
Earnings from continuing operations attributable to
common shareowners for per-share calculation	$18,016	$18,014	$22,457	$22,457	$19,345	$19,344
Earnings (loss) from discontinued operations for
per-share calculation	(679)	(679)	(249)	(249)	1,399	1,398
Net earnings attributable to common shareowners
for per-share calculation	17,336	17,335	22,208	22,208	20,744	20,742
Average equivalent shares
Shares of GE common stock outstanding	10,080	10,080	10,182	10,182	10,359	10,359
Employee compensation-related shares, including stock options	18	–	36	–	35	–
Total average equivalent shares	10,098	10,080	10,218	10,182	10,394	10,359
Per-share amounts
Earnings from continuing operations	$1.78	$1.79	$2.20	$2.21	$1.86	$1.87
Earnings (loss) from discontinued operations	(0.07)	(0.07)	(0.02)	(0.02)	0.13	0.14
Net earnings per share	1.72	1.72	2.17	2.18	2.00	2.00

(a)	Included an insignificant amount of dividend equivalents in each of the three years ended December 31, 2008.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

(97)

NOTE 9. INVESTMENT SECURITIES

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

	2008				2007
December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

GE
Debt – U.S. corporate	$182	$–	$–	$182	$301	$23	$–	$324
Equity – available-for-sale	32	–	(1)	31	21	3	(5)	19
	214	–	(1)	213	322	26	(5)	343
GECS
Debt
U.S. corporate	22,183	512	(2,477)	20,218	21,896	725	(669)	21,952
State and municipal	1,556	19	(94)	1,481	1,106	28	(8)	1,126
Residential mortgage-
backed(a)	5,326	70	(1,052)	4,344	5,677	22	(225)	5,474
Commercial mortgage-backed	2,910	14	(788)	2,136	2,930	15	(49)	2,896
Asset-backed	2,881	1	(691)	2,191	2,307	3	(89)	2,221
Corporate – non-U.S.	1,441	14	(166)	1,289	1,489	47	(11)	1,525
Government – non-U.S.	1,300	61	(19)	1,342	1,082	70	(10)	1,142
U.S. government and federal
agency	739	65	(100)	704	832	55	(37)	850
Retained interests(b)(c)	6,395	113	(152)	6,356	5,579	178	(57)	5,700
Equity
Available-for-sale	921	26	(160)	787	1,524	265	(120)	1,669
Trading	388	–	–	388	386	–	–	386
	46,040	895	(5,699)	41,236	44,808	1,408	(1,275)	44,941
Eliminations	(7)	–	4	(3)	(7)	(1)	–	(8)
Total	$46,247	$895	$(5,696)	$41,446	$45,123	$1,433	$(1,280)	$45,276

(a)	Substantially collateralized by U.S. mortgages.
(b)
Included $1,752 million and $2,227 million of retained interests at December 31, 2008 and 2007, respectively, accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. See Note 30.

(c)	Amortized cost and estimated fair value included $20 million and $25 million of trading securities at December 31, 2008 and 2007, respectively.

(98)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

2008
Debt
U.S. corporate	$6,602	$(1,108)	$5,629	$(1,369)
State and municipal	570	(44)	278	(50)
Residential mortgage-backed	1,355	(107)	1,614	(945)
Commercial mortgage-backed	774	(184)	1,218	(604)
Asset-backed	1,064	(419)	1,063	(272)
Corporate – non-U.S.	454	(106)	335	(60)
Government – non-U.S.	88	(4)	275	(15)
U.S. government and federal agency	–	–	150	(100)
Retained interests	1,403	(71)	274	(81)
Equity	268	(153)	9	(4)
Total	$12,578	$(2,196)	$10,845	$(3,500)

2007
Debt
U.S. corporate	$5,766	$(274)	$4,341	$(395)
State and municipal	198	(3)	131	(5)
Residential mortgage-backed	3,268	(160)	1,223	(65)
Commercial mortgage-backed	1,483	(33)	848	(16)
Asset-backed	1,417	(62)	478	(27)
Corporate – non-U.S.	505	(8)	124	(3)
Government – non-U.S.	29	(1)	311	(9)
U.S. government and federal agency	255	(37)	–	–
Retained interests	548	(50)	10	(7)
Equity	443	(105)	18	(20)
Total	$13,912	$(733)	$7,484	$(547)

Investment securities amounted to $41,446 million at December 31, 2008, compared with $45,276 million at December 31, 2007. Most of our investment securities relate to our run-off insurance operations and our issuances of guaranteed investment contracts.

Of our residential mortgage-backed securities (RMBS) at December 31, 2008, we had approximately $1,310 million of exposure to residential subprime credit, primarily supporting our guaranteed investment contracts, a majority of which have received investment-grade credit ratings from the major rating agencies. Of the total residential subprime credit exposure, $1,093 million was insured by monoline insurers. Our subprime investment securities were collateralized primarily by pools of individual, direct mortgage loans, not other structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit was investment securities with underlying loans originated in 2006 and 2005. At December 31, 2008, we had approximately $2,853 million of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $373 million.

We presently intend to hold our investment securities that are in an unrealized loss position at December 31, 2008, at least until we can recover their respective amortized cost. We have the ability to hold our debt securities until their maturities. In reaching the conclusion that these investments are not other-than-temporarily impaired, consideration was given to research by our internal and third-party asset managers. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuers. With respect to RMBS and commercial mortgage-backed securities (CMBS), we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral, and with respect to RMBS, we considered the availability of credit enhancements, principally monoline insurance.

(99)

Contractual Maturities of GECS Investment in Available-For-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2009	$1,820	$1,777
2010–2013	4,999	4,634
2014–2018	3,841	3,366
2019 and later	16,559	15,257

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2008	2007	2006

GE
Gains	$–	$5	$125
Losses, including impairments	(148)	–	(1)
Net	(148)	5	124
GECS
Gains(a)	212	1,026	313
Losses, including impairments	(1,472)	(141)	(181)
Net	(1,260)	885	132
Total	$(1,408)	$890	$256

(a)	Included gain on sale of Swiss Re common stock of $566 million in 2007.

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales amounted to $5,239 million, $18,993 million and $12,394 million in 2008, 2007 and 2006, respectively, principally from the short-term nature of the investments that support the guaranteed investment contracts portfolio and the 2007 sale of Swiss Re common stock.

We recognized pre-tax gains on trading securities of $108 million, $292 million and $5 million in 2008, 2007 and 2006, respectively. Investments in retained interests decreased by $113 million and $102 million during 2008 and 2007, respectively, reflecting declines in fair value accounted for in accordance with SFAS 155.

(100)

NOTE 10. CURRENT RECEIVABLES

	Consolidated(a)		GE
December 31 (In millions)	2008	2007	2008	2007

Energy Infrastructure	$7,403	$7,065	$6,409	$5,934
Technology Infrastructure	9,214	9,149	5,687	5,443
NBC Universal	3,659	3,800	2,701	2,927
Consumer & Industrial	1,498	2,238	513	630
Corporate items and eliminations	296	526	381	642
	22,070	22,778	15,691	15,576
Less allowance for losses	(659)	(519)	(627)	(483)
Total	$21,411	$22,259	$15,064	$15,093

(a)	Included GE industrial customer receivables factored through a GECS affiliate and reported as financing receivables by GECS. See Note 26.

GE receivables balances at December 31, 2008 and 2007, before allowance for losses, included $11,274 million and $11,008 million, respectively, from sales of goods and services to customers, and $293 million and $381 million at December 31, 2008 and 2007, respectively, from transactions with associated companies.

GE current receivables of $231 million and $252 million at December 31, 2008 and 2007, respectively, arose from sales, principally of Aviation goods and services on open account to various agencies of the U.S. government, our largest single customer. About 5% of GE sales of goods and services were to the U.S. government in 2008, compared with 4% in both 2007 and 2006.

NOTE 11. INVENTORIES

December 31 (In millions)	2008	2007

GE
Raw materials and work in process	$8,710	$7,893
Finished goods	5,032	5,025
Unbilled shipments	561	539
	14,303	13,457
Less revaluation to LIFO	(706)	(623)
	13,597	12,834
GECS
Finished goods	77	63
Total	$13,674	$12,897

NOTE 12. GECS FINANCING RECEIVABLES (INVESTMENTS IN LOANS AND FINANCING LEASES)

December 31 (In millions)	2008	2007

Loans, net of deferred income	$310,203	$313,290
Investment in financing leases, net of deferred income	67,578	75,015
	377,781	388,305
Less allowance for losses (Note 13)	(5,325)	(4,238)
Financing receivables – net	$372,456	$384,067

Included in the above are $6,461 million and $9,708 million of the financing receivables of consolidated, liquidating securitization entities at December 31, 2008 and 2007, respectively. In addition, financing receivables at December 31, 2008, included $2,736 million relating to loans that had been acquired and accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

(101)

Details of GECS financing receivables – net follow.

December 31 (In millions)	2008	2007

Commercial Lending and Leasing (CLL)
Equipment and leasing and other	$99,769	$96,817
Commercial and industrial	64,332	58,863
	164,101	155,680

GE Money
Non-U.S. residential mortgages(a)	59,595	73,042
Non-U.S. installment and revolving credit	24,441	34,669
U.S. installment and revolving credit	27,645	27,914
Non-U.S. auto	18,168	27,368
Other	9,244	10,198
	139,093	173,191

Real Estate	46,735	32,228

Energy Financial Services	8,392	7,898

GE Commercial Aviation Services (GECAS)(b)	15,429	14,197

Other(c)	4,031	5,111
	377,781	388,305
Less allowance for losses	(5,325)	(4,238)
Total	$372,456	$384,067

(a)
At December 31, 2008, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization.  At the origination date, loans with an adjustable rate were underwritten to the reset value.

(b)	Included loans and financing leases of $13,078 million and $11,685 million at December 31, 2008 and 2007, respectively, related to commercial aircraft at Aviation Financial Services.
(c)	Included loans and financing leases of $4,031 million and $5,106 million at December 31, 2008 and 2007, respectively, related to certain consolidated, liquidating securitization entities.

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

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECS depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes. For these transactions, GECS is taxable only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

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

(102)

For federal income tax purposes, GECS is entitled to deduct the interest expense accruing on nonrecourse financing related to leveraged leases.

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2008	2007	2008	2007	2008	2007

Total minimum lease payments
receivable	$81,115	$92,137	$63,309	$72,399	$17,806	$19,738
Less principal and interest on
third-party nonrecourse debt	(12,720)	(14,102)	–	–	(12,720)	(14,102)
Net rentals receivable	68,395	78,035	63,309	72,399	5,086	5,636
Estimated unguaranteed residual
value of leased assets	10,255	10,306	7,425	7,500	2,830	2,806
Less deferred income	(11,072)	(13,326)	(8,733)	(10,650)	(2,339)	(2,676)
Investment in financing leases,
net of deferred income	67,578	75,015	62,001	69,249	5,577	5,766
Less amounts to arrive at net
investment
Allowance for losses	(498)	(571)	(440)	(559)	(58)	(12)
Deferred taxes	(7,317)	(7,089)	(3,082)	(2,654)	(4,235)	(4,435)
Net investment in financing leases	$59,763	$67,355	$58,479	$66,036	$1,284	$1,319

(a)	Included $824 million and $802 million of initial direct costs on direct financing leases at December 31, 2008 and 2007, respectively.
(b)
Included pre-tax income of $268 million and $412 million and income tax of $106 million and $156 million during 2008 and 2007, respectively. Net investment credits recognized on leveraged leases during 2008 and 2007 were inconsequential.

Contractual Maturities

(In millions)	Total loans	Net rentals receivable

Due in
2009	$86,957	$19,819
2010	36,970	13,725
2011	30,902	10,624
2012	26,421	7,150
2013	21,624	4,752
2014 and later	107,329	12,325
Total	$310,203	$68,395

We expect actual maturities to differ from contractual maturities.

(103)

Individually impaired loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2008	2007

Loans requiring allowance for losses	$2,712	$986
Loans expected to be fully recoverable	871	391
Total impaired loans	$3,583	$1,377

Allowance for losses	$635	$361
Average investment during year	2,064	1,576
Interest income earned while impaired(a)	27	19

(a)	Recognized principally on cash basis.

NOTE 13. GECS ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	Balance January 1, 2008	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance December 31, 2008

CLL
Equipment and
leasing and other	$661	$838	$24	$91	$(815)	$95	$894
Commercial and
industrial	276	544	(12)	4	(416)	19	415

GE Money
Non-U.S. residential
mortgages	246	323	(40)	2	(218)	69	382
Non-U.S. installment
and revolving credit	1,371	1,748	(194)	(223)	(2,551)	900	1,051
U.S. installment and
revolving credit	985	3,217	–	(624)	(2,173)	295	1,700
Non-U.S. auto	324	376	(48)	(76)	(637)	283	222
Other	162	220	(17)	28	(248)	69	214

Real Estate	168	135	(7)	16	(12)	1	301

Energy Financial
Services	19	36	–	3	–	–	58

GECAS	8	53	–	–	(1)	–	60

Other	18	28	–	–	(18)	–	28
Total	$4,238	$7,518	$(294)	$(779)	$(7,089)	$1,731	$5,325

(a)	Other primarily included the effects of acquisitions, dispositions, reclassifications to held for sale and securitization activity.

(104)

(In millions)	Balance January 1, 2007	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance December 31, 2007

CLL
Equipment and
leasing and other	$427	$309	$25	$207	$(422)	$115	$661
Commercial and
industrial	314	192	10	(36)	(230)	26	276

GE Money
Non-U.S. residential
mortgages	415	(139)	10	(3)	(129)	92	246
Non-U.S. installment
and revolving credit	1,253	1,669	92	(115)	(2,324)	796	1,371
U.S. installment and
revolving credit	876	1,960	−	(703)	(1,505)	357	985
Non-U.S. auto	279	279	23	34	(653)	362	324
Other	158	122	4	6	(198)	70	162

Real Estate	155	24	3	3	(25)	8	168

Energy Financial
Services	29	(10)	−	−	−	−	19

GECAS	15	16	−	–	(23)	–	8

Other	24	9	−	−	(17)	2	18
Total	$3,945	$4,431	$167	$(607)	$(5,526)	$1,828	$4,238

(a)	Other primarily included the effects of acquisitions and securitization activity.

(105)

(In millions)	Balance January 1, 2006	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance December 31, 2006

CLL
Equipment and
leasing and other	$590	$67	$9	$(8)	$(369)	$138	$427
Commercial and
industrial	338	57	10	13	(155)	51	314

GE Money
Non-U.S. residential
mortgages	397	69	34	(8)	(177)	100	415
Non-U.S. installment
and revolving credit	1,060	1,382	60	36	(2,010)	725	1,253
U.S. installment and
revolving credit	701	1,175	−	(217)	(1,045)	262	876
Non-U.S. auto	238	284	24	12	(591)	312	279
Other	165	80	18	8	(184)	71	158

Real Estate	189	(5)	1	4	(39)	5	155

Energy Financial
Services	41	(12)	−	−	−	−	29

GECAS	179	(52)	−	−	(112)	−	15

Other	22	17	−	12	(29)	2	24
Total	$3,920	$3,062	$156	$(148)	$(4,711)	$1,666	$3,945

(a)	Other primarily included the effects of acquisitions and securitization activity.

See Note 12 for amounts related to consolidated, liquidating securitization entities.

(106)

NOTE 14. PROPERTY, PLANT AND EQUIPMENT

December 31 (Dollars in millions)	Depreciable lives-new (in years)		2008	2007

Original cost
GE
Land and improvements	8	(a)	$738	$698
Buildings, structures and related equipment	8-40		7,354	7,700
Machinery and equipment	4-20		22,114	20,569
Leasehold costs and manufacturing plant
under construction	1-10		2,305	2,121
			32,511	31,088
GECS(b)
Land and improvements, buildings, structures
and related equipment	2-40	(a)	7,076	6,051
Equipment leased to others
Aircraft	20		40,478	37,271
Vehicles	1-14		32,098	32,079
Railroad rolling stock	5-36		4,402	3,866
Construction and manufacturing	2-25		3,363	3,031
Mobile equipment	12-25		2,954	2,964
All other	2-40		2,789	2,961
			93,160	88,223
Total			$125,671	$119,311
Net carrying value
GE
Land and improvements			$705	$612
Buildings, structures and related equipment			3,768	4,101
Machinery and equipment			7,999	7,634
Leasehold costs and manufacturing plant
under construction			1,961	1,795
			14,433	14,142
GECS(b)
Land and improvements, buildings, structures
and related equipment			4,527	3,703
Equipment leased to others
Aircraft(c)			32,288	30,414
Vehicles			18,149	20,701
Railroad rolling stock			2,915	2,789
Construction and manufacturing			2,333	2,055
Mobile equipment			2,022	1,976
All other			1,863	2,108
			64,097	63,746
Total			$78,530	$77,888

(a)	Depreciable lives exclude land.
(b)	Included $1,748 million and $1,513 million of original cost of assets leased to GE with accumulated amortization of $491 million and $315 million at December 31, 2008 and 2007, respectively.
(c)
The GECAS business of Capital Finance recognized impairment losses of $72 million in 2008 and $110 million in 2007 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

(107)

Amortization of GECS equipment leased to others was $8,173 million, $7,222 million and $5,839 million in 2008, 2007 and 2006, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2008, are as follows:

(In millions)

Due in
2009	$9,103
2010	7,396
2011	5,542
2012	4,157
2013	3,109
2014 and later	8,714
Total	$38,021

NOTE 15. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2008	2007

Goodwill
GE	$56,394	$55,689
GECS	25,365	25,427
Total	$81,759	$81,116

December 31 (In millions)	2008	2007

Other intangible assets
GE
Intangible assets subject to amortization	$9,010	$9,278
Indefinite-lived intangible assets(a)	2,354	2,355
	11,364	11,633
GECS
Intangible assets subject to amortization	3,613	4,509
Total	$14,977	$16,142

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

	2008				2007
(In millions)	Balance January 1	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance December 31	Balance January 1(a)	Acquisitions/ purchase accounting adjustments	Dispositions, currency exchange and other	Balance December 31

Energy Infrastructure	$9,960	$750	$(767)	$9,943	$7,956	$1,818	$186	$9,960
Technology Infrastructure	26,130	1,116	(562)	26,684	22,043	4,292	(205)	26,130
NBC Universal	18,733	403	(163)	18,973	18,000	733	–	18,733
Capital Finance	25,427	2,024	(2,086)	25,365	22,754	1,938	735	25,427
Consumer & Industrial	866	–	(72)	794	557	(22)	331	866
Total	$81,116	$4,293	$(3,650)	$81,759	$71,310	$8,759	$1,047	$81,116

(a)	January 1, 2007, balance decreased by $89 million related to new accounting standards. See Note 1.

(108)

Goodwill balances increased $3,694 million in 2008 from new acquisitions. The most significant increases related to acquisitions of Hydril Pressure Control ($725 million) at Energy Infrastructure, Merrill Lynch Capital ($643 million) at Capital Finance, Vital Signs ($594 million) and  Whatman plc. ($592 million) at Technology Infrastructure, Bank BPH ($470 million) at Capital Finance, CDM Resource Management, Ltd. ($229 million) at Capital Finance and CitiCapital ($166 million) at Capital Finance. During 2008, the goodwill balance increased by $599 million related to purchase accounting adjustments for prior-year acquisitions. The most significant of these adjustments were increases of $267 million and $171 million associated with the 2007 acquisitions of Oxygen Media Corp. by NBC Universal and Sanyo Electric Credit Co., Ltd. by Capital Finance, respectively. In 2008, goodwill balances decreased $2,639 million as a result of the stronger U.S. dollar.

Goodwill balances increased $9,028 million in 2007 from new acquisitions. The most significant increases related to acquisitions of Smiths Aerospace Group Ltd. ($3,877 million) by Technology Infrastructure; Vetco Gray ($1,379 million) by Energy Infrastructure; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($694 million) by Capital Finance; Oxygen Media ($604 million) by NBC Universal; and Sanyo Electric Credit Co., Ltd. ($548 million) by Capital Finance. During 2007, the goodwill balance declined by $269 million related to purchase accounting adjustments for prior-year acquisitions.

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, then to adjust the acquired company’s accounting policies, procedures, and books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

We test goodwill for impairment at least annually. Given the significant changes in the business climate for financial services and our stated strategy to reduce our Capital Finance ending net investment, we re-tested goodwill for impairment at the reporting units within Capital Finance during the fourth quarter of 2008. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect current market conditions in the financial services industry. In each case, no impairment was indicated. Reporting units within Capital Finance are CLL, GE Money, Real Estate, Energy Financial Services and GECAS, which had goodwill balances at December 31, 2008 of $12,784 million, $9,081 million, $1,183 million, $2,162 million and $155 million, respectively.

(109)

Intangible Assets Subject to Amortization

December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net

GE
2008
Customer-related	$4,551	$(900)	$3,651
Patents, licenses and trademarks	4,751	(1,690)	3,061
Capitalized software	4,706	(2,723)	1,983
All other	470	(155)	315
Total	$14,478	$(5,468)	$9,010
2007
Customer-related	$4,526	$(698)	$3,828
Patents, licenses and trademarks	4,561	(1,369)	3,192
Capitalized software	4,573	(2,589)	1,984
All other	436	(162)	274
Total	$14,096	$(4,818)	$9,278
GECS
2008
Customer-related	$1,746	$(613)	$1,133
Patents, licenses and trademarks	589	(460)	129
Capitalized software	2,170	(1,476)	694
Lease valuations	1,805	(594)	1,211
Present value of future profits	831	(401)	430
All other	181	(165)	16
Total	$7,322	$(3,709)	$3,613
2007
Customer-related	$2,395	$(869)	$1,526
Patents, licenses and trademarks	428	(309)	119
Capitalized software	1,832	(1,095)	737
Lease valuations	1,841	(360)	1,481
Present value of future profits	818	(364)	454
All other	347	(155)	192
Total	$7,661	$(3,152)	$4,509

During 2008, we recorded additions to intangible assets subject to amortization of $2,029 million. The components of finite-lived intangible assets acquired during 2008 and their respective weighted-average amortizable period are: $756 million – Customer-related (17.1 years); $382 million – Patents, licenses and trademarks (17.4 years); $765 million – Capitalized software (4.4 years); $38 million – Lease valuations (8.7 years); and $88 million – All other (9.4 years).

Consolidated amortization related to intangible assets subject to amortization was $2,091 million and $2,071 million for 2008 and 2007, respectively. We estimate that annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2009 – $1,772 million; 2010 – $1,541 million; 2011 – $1,326 million; 2012– $1,145 million; 2013 – $957 million.

(110)

NOTE 16. ALL OTHER ASSETS

December 31 (In millions)	2008	2007

GE
Investments
Associated companies	$2,785	$1,871
Other	608	633
	3,393	2,504
Contract costs and estimated earnings	5,999	5,983
Film and television costs	4,667	4,143
Long-term receivables, including notes(a)	2,613	2,331
Derivative instruments	527	889
Pension asset – principal plans	–	20,190
Other(b)	5,236	4,568
	22,435	40,608
GECS
Investments
Real estate(c)(d)	36,679	40,488
Associated companies	18,694	17,025
Assets held for sale(e)	5,038	10,690
Cost method(d)	2,482	2,742
Other	1,854	1,018
	64,747	71,963
Derivative instruments	12,115	3,271
Advances to suppliers	2,187	2,046
Deferred acquisition costs	1,230	1,282
Other(b)	5,442	4,830
	85,721	83,392
Eliminations	(1,257)	(1,152)
Total	$106,899	$122,848

(a)	Included loans to GECS of $1,038 million and $1,132 million at December 31, 2008 and 2007, respectively.
(b)	Included $494 million at December 31, 2008, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program and the Commercial Paper Funding Facility.
(c)
GECS investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2008: office buildings (45%), apartment buildings (17%), industrial properties (11%), retail facilities (9%), franchise properties (7%), parking facilities (2%) and other (9%). At December 31, 2008, investments were located in the Americas (47%), Europe (31%) and Asia (22%).

(d)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2008, were $565 million and $98 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2008, were $64 million and $4 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2007, were $546 million and $93 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2007, were $18 million and $8 million, respectively.

(e)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of credit card receivables, loans and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $112 million and $153 million at December 31, 2008 and 2007, respectively.

(111)

NOTE 17. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

On January 7, 2009, we exchanged our GE Money businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., a leading Italian corporate bank. Assets and liabilities of $7,887 million and $636 million, respectively, were classified as held for sale at December 31, 2008; we recognized a $184 million loss, net of tax, related to the classification of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

On December 24, 2008, we committed to sell a portion of our Australian residential mortgage business, including certain underlying mortgage receivables, and expect to complete this sale during the first quarter of 2009. Assets of $2,669 million were classified as held for sale at December 31, 2008 (liabilities were insignificant); we recognized a $38 million loss, net of tax, related to the classifications of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

Summarized financial information is shown below.

December 31 (In millions)	2008

Assets
Cash and equivalents	$35
Financing receivables – net	9,915
Intangible assets – net	394
Other	212
Assets of businesses held for sale	$10,556

Liabilities
Liabilities of businesses held for sale	$636

(112)

NOTE 18. BORROWINGS

Short-term Borrowings

	2008		2007
December 31 (Dollars in millions)	Amount	Average rate(a)	Amount	Average rate(a)

GE
Commercial paper
U.S.	$–	–%	$1,798	4.73%
Non-U.S.	1	7.82	1	4.00
Payable to banks	78	2.91	189	5.07
Current portion of long-term debt	1,703	0.84	1,547	5.36
Other	593		571
	2,375		4,106
GECS
Commercial paper
U.S.
Unsecured(b)	62,768	2.12	72,392	4.69
Asset-backed(c)	3,652	2.57	4,775	4.94
Non-U.S.	9,033	4.12	28,711	4.99
Current portion of long-term debt(d)	69,682	3.83	56,301	5.01
Bank deposits(e)(f)	29,634	3.47	11,486	3.04
Bank borrowings(g)	10,028	2.75	6,915	5.31
GE Interest Plus notes(h)	5,633	3.58	9,590	5.23
Other	3,103		2,250
	193,533		192,420
Eliminations	(2,213)		(1,426)
Total	$193,695		$195,100

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)
At December 31, 2008, GE Capital had issued and outstanding, $21,823 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program. GE Capital and GE entered into an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

(c)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 12.
(d)	Included $326 million and $1,106 million related to asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2008 and 2007, respectively.
(e)	Included $11,793 million and $10,789 million of deposits in non-U.S. banks at December 31, 2008 and 2007, respectively.
(f)	Included certificates of deposits distributed by brokers of $17,841 million and $697 million at December 31, 2008 and 2007, respectively.
(g)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(h)	Entirely variable denomination floating rate demand notes.

(113)

Long-term Borrowings

December 31 (Dollars in millions)	2008 Average rate(a)	Maturities	2008	2007

GE
Senior notes	5.11%	2013-2017	$8,962	$8,957
Industrial development/pollution control bonds	1.10	2011-2027	264	266
Payable to banks, principally U.S.	6.93	2010-2023	317	1,988
Other(b)			284	445
			9,827	11,656
GECS
Senior notes
Unsecured(c)	4.80	2010-2055	299,186	283,097
Asset-backed(d)	5.12	2010-2035	5,002	5,528
Extendible notes	–	–	–	8,500
Subordinated notes(e)	5.70	2012-2037	2,866	3,313
Subordinated debentures(f)	6.00	2066-2067	7,315	8,064
Bank deposits(g)	4.49	2010-2018	6,699	–
			321,068	308,502
Eliminations			(828)	(1,145)
Total			$330,067	$319,013

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	A variety of obligations having various interest rates and maturities, including certain borrowings by parent operating components and affiliates.
(c)
At December 31, 2008, GE Capital had issued and outstanding, $13,420 million of senior, unsecured debt that was guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. GE Capital and GE entered into an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of debt that is guaranteed by the FDIC.

(d)	Included $2,104 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2008 and 2007, respectively. See Note 12.
(e)	Included $750 million of subordinated notes guaranteed by GE at December 31, 2008 and 2007.
(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.
(g)	Entirely certificates of deposits with maturities greater than one year.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in Note 29.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2009		2010	2011	2012	2013

GE	$1,703		$44	$65	$32	$5,022
GECS	69,682	(a)	62,894	52,835	47,573	27,426

(a)	Fixed and floating rate notes of $734 million contain put options with exercise dates in 2009, and which have final maturity beyond 2013.

Committed credit lines totaling $60.0 billion had been extended to us by 65 banks at year-end 2008. Availability of these lines is shared between GE and GECS with $12.6 billion and $60.0 billion available to GE and GECS, respectively. The GECS lines include $37.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $21.3 billion are 364-day lines that contain a term-out feature that allows GE or GECS to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

(114)

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives.

The following table provides additional information about derivatives designated as hedges of borrowings in accordance with SFAS133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Derivative Fair Values by Activity/Instrument

December 31 (In millions)	2008	2007

Cash flow hedges	$(4,529)	$497
Fair value hedges	8,304	(75)
Total	$3,775	$422
Interest rate swaps	$3,425	$(1,559)
Currency swaps	350	1,981
Total	$3,775	$422

We regularly assess the effectiveness of all hedge positions where required using a variety of techniques, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Adjustments related to fair value hedges increased the carrying amount of debt outstanding at December 31, 2008, by $9,127 million. At December 31, 2008, the maximum term of derivative instruments that hedge forecasted transactions was 27 years. See Note 29.

NOTE 19. GECS INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

GECS investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2008	2007

Investment contracts	$4,212	$4,536
Guaranteed investment contracts	10,828	11,705
Total investment contracts	15,040	16,241
Life insurance benefits(a)	16,259	15,416
Unpaid claims and claims adjustment expenses	2,145	1,726
Unearned premiums	623	656
Universal life benefits	302	320
Total	$34,369	$34,359

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.50% in both 2008 and 2007.

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other GECS receivables" on our Statement of Financial Position, and amounted to $1,062 million and $381 million at December 31, 2008 and 2007, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $221 million, $104 million and $162 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(115)

NOTE 20. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, accrued participation and residuals, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $22,543 million and $22,322 million for year-end 2008 and 2007, respectively. These amounts include postretirement benefits, pension accruals, and other compensation and benefit accruals such as deferred incentive compensation. The increase in 2008 was primarily the result of an increase in pension accruals, partially offset by a decrease in accrued deferred incentive compensation and benefits from new healthcare supplier contracts.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop a meaningful estimate of the reasonably possible aggregate environmental remediation exposure.

NOTE 21. DEFERRED INCOME TAXES

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2008	2007

Assets
GE	$(13,493)	$(13,122)
GECS	(11,180)	(6,293)
	(24,673)	(19,415)
Liabilities
GE	9,544	16,513
GECS	19,713	15,392
	29,257	31,905
Net deferred income tax liability	$4,584	$12,490

(116)

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2008	2007

GE
Intangible assets	$2,664	$2,609
Contract costs and estimated earnings	2,319	2,215
Depreciation	1,205	1,360
Investment in global subsidiaries	444	318
Pension asset – principal plans	–	7,067
Provision for expenses(a)	(6,578)	(6,426)
Retiree insurance plans	(4,355)	(4,616)
Non-U.S. loss carryforwards(b)	(800)	(925)
Other – net	1,152	1,789
	(3,949)	3,391
GECS
Financing leases	7,317	7,089
Operating leases	4,882	4,478
Investment in global subsidiaries	2,127	(1,203)
Intangible assets	1,360	1,427
Allowance for losses	(2,459)	(1,478)
Cash flow hedges	(2,260)	(496)
Net unrealized losses on securities	(1,634)	(14)
Non-U.S. loss carryforwards(b)	(979)	(805)
Other – net	179	101
	8,533	9,099
Net deferred income tax liability	$4,584	$12,490

(a)
Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

(b)
Net of valuation allowances of $635 million and $557 million for GE and $260 million and $196 million for GECS, for 2008 and 2007, respectively. Of the net deferred tax asset as of December 31, 2008, of $1,779 million, $33 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2009, through December 31, 2011; $160 million relates to net operating losses that expire in various years ending from December 31, 2012, through December 31, 2023; and $1,586 million relates to net operating loss carryforwards that may be carried forward indefinitely.

NOTE 22. MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by affiliates of GE Capital. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2008	2007

Minority interest in consolidated affiliates
NBC Universal	$5,091	$5,025
Others(a)	3,579	2,698
Minority interest in preferred stock(b)
GE Capital affiliates	277	281
Total	$8,947	$8,004

(a)	Included minority interest in partnerships and common shares of consolidated affiliates.
(b)	The preferred stock pays cumulative dividends at an average rate of 6.81%.

(117)

NOTE 23. SHAREOWNERS’ EQUITY

(In millions)	2008	2007	2006

Preferred stock issued(a)(b)	$–	$–	$–
Common stock issued(a)(b)	$702	$669	$669
Accumulated other comprehensive income
Balance at January 1	$8,324	$3,254	$3,137
Investment securities – net of deferred taxes of $(2,528),
$(510) and $111	(3,813)	(972)	297
Currency translation adjustments – net of deferred taxes
of $4,082, $(1,319) and $(1,417)	(10,890)	4,662	3,776
Cash flow hedges – net of deferred taxes of $(1,982), $(213)
and $75	(2,781)	23	599
Benefit plans – net of deferred taxes of $(7,379), $860 and $182(c)	(13,288)	2,566	287
Reclassification adjustments
Investment securities – net of deferred taxes of $734,
$(375) and $(279)	595	(512)	(520)
Currency translation adjustments	(117)	(135)	(127)
Cash flow hedges – net of deferred taxes of $295, $(119)
and $(60)	117	(562)	(376)
Cumulative effect of change in accounting principle –
net of deferred taxes of $(2,715)	–	–	(3,819)
Balance at December 31(d)	$(21,853)	$8,324	$3,254
Other capital
Balance at January 1	$26,100	$25,486	$25,227
Common stock issuance(b)	11,972	–	–
Preferred stock and warrant issuance(b)	2,965	–	–
Gains (losses) on treasury stock dispositions and other(b)	(647)	614	259
Balance at December 31	$40,390	$26,100	$25,486
Retained earnings
Balance at January 1(e)	$117,362	$106,867	$96,926
Net earnings	17,410	22,208	20,742
Dividends(b)(f)	(12,649)	(11,713)	(10,675)
Balance at December 31	$122,123	$117,362	$106,993
Common stock held in treasury
Balance at January 1	$(36,896)	$(24,893)	$(17,326)
Purchases(b)	(3,508)	(14,913)	(10,512)
Dispositions(b)	3,707	2,910	2,945
Balance at December 31	$(36,697)	$(36,896)	$(24,893)
Total equity
Balance at December 31	$104,665	$115,559	$111,509

(a)	Additions resulting from issuances in 2008 were inconsequential for preferred stock and $33 million for common stock.
(b)
Total dividends and other transactions with shareowners, inclusive of additions to par value discussed in note (a), increased equity by $1,873 million in 2008, and reduced equity by $23,102 million in 2007 and $17,983 million in 2006.

(c)
For 2008, included $(43) million of prior service costs for plan amendments, $534 million of amortization of prior service costs, $(13,980) million of gains (losses) arising during the year and $201 million of amortization of gains (losses) – net of deferred taxes of $(24) million, $441 million, $(7,893) million and $97 million, respectively. For 2007, included $(3,122) million of prior service costs for plan amendments, $494 million of amortization of prior service costs, $4,666 million of gains (losses) arising during the year and $528 million of amortization of gains (losses) – net of deferred taxes of $(2,482) million, $339 million, $2,639 million and $364 million, respectively.

(d)
At December 31, 2008, included additions to equity of $2,865 million related to hedges of our investments in financial services subsidiaries that have functional currencies other than the U.S. dollar and reductions of $3,332 million related to cash flow hedges of forecasted transactions, of which we expect to transfer $1,892 million to earnings as an expense in 2009 along with the earnings effects of the related forecasted transaction.

(e)
2007 opening balance change reflects cumulative effect of changes in accounting principles of $(49) million related to adopting FIN 48 and $(77) million related to adoption of FSP FAS 13-2. The cumulative effect of adopting SFAS 159 at January 1, 2008, was insignificant. See Note 1.

(f)	For 2008, included $75 million of dividends on preferred stock.

(118)

Shares of GE Preferred Stock

On October 16, 2008, GE issued 30,000 shares of GE’s 10% cumulative perpetual preferred stock, par value $1.00 per share, having an aggregate liquidation value of $3.0 billion, and warrants to purchase 134,831,460 shares of GE’s common stock, par value $0.06 per share, for an aggregate purchase price of $3.0 billion in cash. The preferred stock is redeemable at GE’s option after three years, in whole or in part, at a price of 110% of liquidation value plus accrued and unpaid dividends. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, for five years at an exercise price of $22.25 per share of common stock and are settled through physical share issuance. GE has 50 million authorized shares of preferred stock ($1.00 par value), and has issued 30 thousand shares as of December 31, 2008.

Shares of GE Common Stock

On September 25, 2008, we suspended our three-year, $15 billion share repurchase program, which was initiated in December 2007. Under this program, on a book basis, we repurchased 99.1 million shares for a total of $3.1 billion during 2008.

On October 7, 2008, GE completed an offering of 547.8 million shares of common stock at a price of $22.25 per share.

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2008	2007	2006

Issued	11,693,829	11,145,252	11,145,212
In treasury	(1,156,932)	(1,157,653)	(867,839)
Outstanding	10,536,897	9,987,599	10,277,373

NOTE 24. OTHER STOCK-RELATED INFORMATION

We grant stock options, restricted stock units (RSUs) and performance share units (PSUs) to employees under the 2007 Long-Term Incentive Plan. This plan replaced the 1990 Long-Term Incentive Plan. In addition, we grant options and RSUs in limited circumstances to consultants, advisors and independent contractors (primarily non-employee talent at NBC Universal) under a plan approved by our Board of Directors in 1997 (the consultants’ plan). There are outstanding grants under one shareowner-approved option plan for non-employee directors. Share requirements for all plans may be met from either unissued or treasury shares. Stock options expire 10 years from the date they are granted and vest over service periods that range from one to five years. RSUs give the recipients the right to receive shares of our stock upon the vesting of their related restrictions. Restrictions on RSUs vest in various increments and at various dates, beginning after one year from date of grant through grantee retirement. Although the plan permits us to issue RSUs settleable in cash, we have only issued RSUs settleable in shares of our stock. PSUs give recipients the right to receive shares of our stock upon the achievement of certain performance targets.

All grants of GE options under all plans must be approved by the Management Development and Compensation Committee, which consists entirely of independent directors.

(119)

Stock Compensation Plans

December 31, 2008 (Shares in thousands)	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance

Approved by shareowners
Options	214,824	$36.30	(a)
RSUs	36,392	(b)	(a)
PSUs	1,050	(b)	(a)
Not approved by shareowners (Consultants’ Plan)
Options	683	35.85	(c)
RSUs	91	(b)	(c)
Total	253,040	$36.30	462,787

(a)
In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan). The Plan replaced the 1990 Long-Term Incentive Plan. The maximum number of shares that may be granted under the Plan is 500 million shares, of which no more than 250 million may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. The approximate 105.9 million shares available for grant under the 1990 Plan were retired upon approval of the 2007 Plan. Total shares available for future issuance under the 2007 Plan amounted to 439.0 million shares at December 31, 2008.

(b)	Not applicable.
(c)	Total shares available for future issuance under the consultants’ plan amount to 23.8 million shares.

Outstanding options expire on various dates through December 11, 2018.

The following table summarizes information about stock options outstanding at December 31, 2008.

Stock Options Outstanding

(Shares in thousands)	Outstanding			Exercisable
Exercise price range	Shares	Average life(a)	Average exercise price	Shares	Average exercise price

Under $27.00	784	4.6	$22.50	568	$23.94
27.01– 32.00	66,510	6.1	28.36	40,767	28.39
32.01– 37.00	61,593	4.6	34.73	47,045	34.91
37.01– 42.00	32,555	4.7	39.19	19,843	39.47
42.01– 47.00	42,045	2.0	43.29	42,045	43.29
Over $47.00	12,020	1.7	56.86	12,020	56.86
Total	215,507	4.4	$36.30	162,288	$37.59

At year-end 2007, options with an average exercise price of $36.98 were exercisable on 168 million shares.
(a)	Average contractual life remaining in years.

(120)

Stock Option Activity

Shares (in thousands)		Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)

Outstanding at January 1, 2008	213,382	$36.68
Granted	25,317	28.21
Exercised	(13,271)	26.62
Forfeited	(2,831)	35.18
Expired	(7,090)	37.40
Outstanding at December 31, 2008	215,507	$36.30	4.4	$–
Exercisable at December 31, 2008	162,288	$37.59	3.0	$–
Options expected to vest	47,092	$32.45	8.5	$–

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2008, 2007 and 2006 was $5.26, $9.28 and $7.99, respectively. The following assumptions were used in arriving at the fair value of options granted during 2008, 2007 and 2006, respectively: risk-free interest rates of 3.4%, 4.2% and 4.8%; dividend yields of 4.4%, 2.9% and 2.9%; expected volatility of 27%, 25% and 24%; and expected lives of six years and nine months, six years and ten months, and six years and two months. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate. For stock options granted in the fourth quarter of 2008, we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2008, 2007 and 2006 amounted to $45 million, $375 million and $587 million, respectively. As of December 31, 2008, there was $251 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of two years, of which approximately $84 million is expected to be recognized in 2009.

Stock option expense recognized in net earnings amounted to $69 million in both 2008 and 2007, and $96 million in 2006. Cash received from option exercises during 2008, 2007 and 2006 was $353 million, $747 million and $622 million, respectively. The tax benefit realized from stock options exercised during 2008, 2007 and 2006 was $15 million, $131 million and $203 million, respectively.

Other Stock-based Compensation

Shares (in thousands)		Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)

RSUs outstanding at January 1, 2008	37,129	$33.48
Granted	10,794	28.74
Vested	(9,445)	31.34
Forfeited	(1,995)	34.61
RSUs outstanding at December 31, 2008	36,483	$32.57	2.9	$591
RSUs expected to vest	33,239	$32.61	2.8	$538

(121)

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2008, 2007 and 2006 was $28.74, $38.84 and $33.95, respectively. The total intrinsic value of RSUs vested during 2008, 2007 and 2006 amounted to $274 million, $181 million and $132 million, respectively. As of December 31, 2008, there was $687 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of two years, of which approximately $205 million is expected to be recognized in 2009. As of December 31, 2008, 1.1 million PSUs with a weighted average remaining contractual term of two years, an aggregate intrinsic value of $17 million and $10 million of unrecognized compensation cost were outstanding.

Other share-based compensation expense recognized in net earnings amounted to $155 million, $173 million and $130 million in 2008, 2007 and 2006, respectively. The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $106 million, $118 million and $117 million in 2008, 2007 and 2006, respectively.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, SFAS 123(R) requires that difference to be recorded in equity, to the extent there are sufficient accumulated excess tax benefits, as defined by the standard. At December 31, 2008, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

NOTE 25. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale and adjustments to assets. In 2008, GE received $300 million (12.7 million shares) worth of its shares in connection with the disposition of NBC Universal’s 57% interest in the Sundance Channel. There were no significant non-cash transactions in 2007. In 2006, we had a significant non-cash transaction in connection with our sale of GE Insurance Solutions: Swiss Re assumed $1,700 million of debt, and GE received $2,238 million of newly issued Swiss Re common stock. See Note 2.

(122)

Certain supplemental information related to GE and GECS cash flows is shown below.

December 31 (In millions)	2008	2007	2006

GE
Net dispositions (purchases) of GE shares
for treasury
Open market purchases under share repurchase program	$(3,222)	$(13,896)	$(8,054)
Other purchases	(286)	(1,017)	(2,458)
Dispositions	2,259	2,594	1,958
	$(1,249)	$(12,319)	$(8,554)
GECS
All other operating activities
Net change in other assets	$(1,461)	$(1,507)	$(1,709)
Amortization of intangible assets	994	879	599
Realized losses (gains) on investment securities	1,260	(885)	(132)
Change in other liabilities	4,514	3,378	3,345
Other	3,201	(2,404)	(1,068)
	$8,508	$(539)	$1,035
Net increase in GECS financing receivables
Increase in loans to customers	$(411,913)	$(408,611)	$(371,835)
Principal collections from customers – loans	363,455	322,074	296,708
Investment in equipment for financing leases	(21,671)	(26,489)	(25,618)
Principal collections from customers – financing leases	20,159	20,868	18,791
Net change in credit card receivables	(34,498)	(38,405)	(25,787)
Sales of financing receivables	67,093	86,399	67,471
	$(17,375)	$(44,164)	$(40,270)
All other investing activities
Purchases of securities by insurance activities	$(4,190)	$(13,279)	$(11,891)
Dispositions and maturities of securities by insurance activities	4,690	15,602	11,635
Other assets – investments	(205)	(10,218)	(6,242)
Change in other receivables	3,331	(2,456)	(55)
Other	2,353	1,621	558
	$5,979	$(8,730)	$(5,995)
Newly issued debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$34,445	$1,226	$1,237
Long-term (longer than one year)	87,949	90,769	86,028
Proceeds – nonrecourse, leveraged lease	113	24	1,015
	$122,507	$92,019	$88,280
Repayments and other reductions of debt
having maturities longer than 90 days
Short-term (91 to 365 days)	$(66,015)	$(43,937)	$(42,273)
Long-term (longer than one year)	(462)	(4,482)	(5,576)
Principal payments – nonrecourse, leveraged lease	(637)	(1,109)	(1,404)
	$(67,114)	$(49,528)	$(49,253)
All other financing activities
Proceeds from sales of investment contracts	$11,433	$12,641	$16,418
Redemption of investment contracts	(13,304)	(13,862)	(17,603)
Capital contribution	5,500	–	–
Other	9	17	11
	$3,638	$(1,204)	$(1,174)

(123)

NOTE 26. INTERCOMPANY TRANSACTIONS

Effects of transactions between related companies are eliminated and consist primarily of GECS dividend to GE; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased by GE from GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; medical equipment manufactured by GE that is leased by GECS to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECS columns of our financial statements (and include customer receivables sold from GE to GECS), but are eliminated in deriving our Consolidated financial statements. The effects of these eliminations on our Consolidated cash flows from operating, investing and financing activities follow.

December 31 (In millions)	2008	2007	2006

Operating
Sum of GE and GECS cash from operating
activities – continuing operations	$50,290	$48,316	$45,351
Elimination of GECS dividend to GE	(2,351)	(7,291)	(9,847)
Net decrease (increase) in GE customer receivables
sold to GECS	90	(255)	(2,036)
Other reclassifications and eliminations	(188)	(828)	(956)
Consolidated cash from operating activities –
continuing operations	$47,841	$39,942	$32,512
Investing
Sum of GE and GECS cash used for investing
activities – continuing operations	$(39,615)	$(67,845)	$(54,132)
Net increase (decrease) in GE customer receivables
sold to GECS	(90)	255	2,036
Other reclassifications and eliminations	(320)	1,202	1,223
Consolidated cash used for investing activities –
continuing operations	$(40,025)	$(66,388)	$(50,873)
Financing
Sum of GE and GECS cash from financing
activities – continuing operations	$22,760	$18,751	$16,772
Elimination of short-term intercompany borrowings(a)	(787)	1,950	(2,732)
Elimination of GECS dividend to GE	2,351	7,291	9,847
Other reclassifications and eliminations	316	99	(48)
Consolidated cash from financing activities –
continuing operations	$24,640	$28,091	$23,839

(a)	Represents GE investment in GECS short-term borrowings, such as commercial paper.

NOTE 27. OPERATING SEGMENTS

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions, but the intraperiod tax allocation is reflected outside of the segment unless otherwise noted in segment results.

Effects of transactions between related companies are eliminated and consist primarily of GECS dividend to GE; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement;  buildings and equipment (including automobiles) leased by GE from GECS; IT and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; medical equipment manufactured by GE that is leased by GECS to others; and various investments, loans and allocations of GE corporate overhead costs.

(124)

A description of our operating segments as of December 31, 2008, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Energy Infrastructure

Power plant products and services, including design, installation, operation and maintenance services are sold into global markets. Gas, steam and aeroderivative turbines, generators, combined cycle systems, controls and related services, including total asset optimization solutions, equipment upgrades and long-term maintenance service agreements are sold to power generation and other industrial customers. Renewable energy solutions include wind turbines and solar technology. Water treatment services and equipment include specialty chemical treatment programs, water purification equipment, mobile treatment systems and desalination processes.

The Oil & Gas business sells surface and subsea drilling and production systems, equipment for floating production platforms, compressors, turbines, turboexpanders and high pressure reactors to national, international and independent oil and gas companies. Services include equipment overhauls and upgrades, pipeline inspection and integrity services, remote diagnostic and monitoring and contractual service agreements. The acquisition of Hydril Pressure Controls in April 2008 strengthened the drilling solutions portfolio through the addition of blow out preventers, control technology and associated services.

Technology Infrastructure

Aviation products and services include jet engines, aerospace systems and equipment, replacement parts and repair and maintenance services for all categories of commercial aircraft; for a wide variety of military aircraft, including fighters, bombers, tankers and helicopters; for marine applications; and for executive and regional aircraft. Products and services are sold worldwide to airframe manufacturers, airlines and government agencies.

Healthcare products include diagnostic imaging systems such as magnetic resonance (MR), computed tomography (CT) and positron emission tomography (PET) scanners, X-ray, nuclear imaging and ultrasound. Healthcare manufactured technologies include patient monitoring, diagnostic cardiology, bone densitometry, anesthesiology, and oxygen therapy, and neonatal and critical care devices. Related services, including equipment monitoring and repair, information technologies and customer productivity services. Products also include diagnostic imaging agents used in medical scanning procedures, products used in the purification of biopharmaceuticals, and tools for protein and cellular analysis for pharmaceutical and academic research. Products and services are sold worldwide to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

Transportation products and maintenance services include diesel electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, gearing technology for wind turbines, drill motors, marine and stationary power generation, and railway signaling and office systems.

Enterprise Solutions offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current. Enterprise Solutions also offers security and life safety technologies, including explosives and narcotics detection, intrusion and access control, video surveillance and sensor monitoring equipment, and fire detection and provides protection and control, communications, power sensing and power quality products and services that increase the reliability of electrical power networks and critical equipment and offering wireless data transmission. Plant automation, hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, computer numerical controls, operator interfaces, industrial computers, and lasers are also provided by Enterprise Solutions. Markets are extremely diverse. Products and services are sold to residential, commercial and industrial end-users, including utilities, original equipment manufacturers, electrical distributors, retail outlets, airports, railways, and transit authorities. Increasingly, products and services are developed for and sold in global markets.

NBC Universal

Principal businesses are the broadcast of U.S. network television, production and distribution of films and television programs, operation of television stations, operation of cable/satellite television networks around the world, operation of theme parks, and investment and programming activities in digital media and the Internet.

(125)

Capital Finance

CLL products include loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries.

GE Money offers a range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposits and other savings products; and small and medium enterprise lending on a global basis.

Capital Finance also provides financial products to airlines, aircraft operators, owners, lenders and investors, including leases, aircraft purchasing and trading, loans, engine/spare parts financing, fleet planning and financial advisory services.

Financial products to the global energy and water industries include structured and common equity, debt, leasing, project finance, broad-based commercial finance and investments in operating leases.

Consumer & Industrial

Products include major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners and residential water system products. These products are distributed both to retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations. Lighting products include a wide variety of lamps and lighting fixtures, including light-emitting diodes. Electrical equipment and control products include lighting and power panels, switchgear, and circuit breakers. Products and services are sold in North America and in global markets under various GE and private-label brands.

Revenues

	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Energy Infrastructure	$38,571	$30,698	$25,221	$664	$351	$488	$37,907	$30,347	$24,733
Technology Infrastructure	46,316	42,801	37,687	273	113	216	46,043	42,688	37,471
NBC Universal	16,969	15,416	16,188	89	35	52	16,880	15,381	16,136
Capital Finance	67,008	66,301	56,378	1,333	1,128	1,013	65,675	65,173	55,365
Consumer & Industrial	11,737	12,663	13,202	196	143	235	11,541	12,520	12,967
Corporate items and eliminations	1,914	4,609	2,892	(2,555)	(1,770)	(2,004)	4,469	6,379	4,896
Total	$182,515	$172,488	$151,568	$–	$–	$–	$182,515	$172,488	$151,568

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.
(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $85,301 million, $86,247 million and $81,057 million in 2008, 2007 and 2006, respectively. Revenues from customers located outside the United States were $97,214 million, $86,241 million and $70,511 million in 2008, 2007 and 2006, respectively.

(126)

	Assets(a)(b)			Property, plant and equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Energy Infrastructure	$33,836	$31,466	$24,456	$1,226	$1,054	$867	$838	$774	$672
Technology Infrastructure	58,967	57,670	49,641	1,395	1,954	1,389	1,520	1,569	1,269
NBC Universal	33,781	33,089	31,425	131	306	352	354	357	361
Capital Finance	572,903	583,965	491,000	15,313	17,832	14,489	10,238	8,864	6,971
Consumer & Industrial	5,065	5,351	5,740	284	363	373	397	434	497
Corporate items and eliminations	93,217	84,142	95,011	281	247	195	221	310	262
Total	$797,769	$795,683	$697,273	$18,630	$21,756	$17,665	$13,568	$12,308	$10,032

(a)	Assets of discontinued operations are included in Corporate items and eliminations for all periods presented.
(b)
Total assets of the Energy Infrastructure, Technology Infrastructure, NBC Universal, Capital Finance and Consumer & Industrial operating segments at December 31, 2008, include investment in and advances to associated companies of $640 million, $711 million, $954 million, $18,694 million and $394 million, respectively, which contributed approximately $91 million, $67 million, $134 million, $2,217 million and $33 million, respectively, to segment pre-tax income for the year ended December 31, 2008. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $154,825 million, primarily financing receivables of $85,554 million; total liabilities of $128,959 million, primarily bank deposits of $65,514 million; revenues totaling $22,347 million; and net earnings totaling $3,583 million.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2008	2007	2006	2008	2007	2006

Capital Finance	$25,094	$22,611	$17,079	$(1,914)	$1,225	$1,560
Corporate items and eliminations(a)	1,115	1,151	1,800	2,966	2,930	2,384
Total	$26,209	$23,762	$18,879	$1,052	$4,155	$3,944

(a)
Included amounts for Energy Infrastructure, Technology Infrastructure, NBC Universal and Consumer & Industrial for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $27,667 million, $27,188 million and $25,699 million at year-end 2008, 2007 and 2006, respectively. Property, plant and equipment – net associated with operations based outside the United States were $50,863 million, $50,700 million and $44,929 million at year-end 2008, 2007 and 2006, respectively.

NOTE 28. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

For financial assets and liabilities, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

(127)

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

Investments in debt and equity securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

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

As part of our adoption of SFAS 157 in the first quarter of 2008, we conducted a review of our primary pricing vendor, with the assistance of an accounting firm, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. More specifically, we used a combination of approaches to validate that the process used by the pricing vendor is consistent with the requirements of the standard and that the levels assigned to these valuations are reasonable. While we were not provided access to proprietary models of the vendor, our review included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities, a process we have continued to perform for each reporting period. Based on this examination, and the ongoing review performed, we believe that the valuations used in our financial statements are reasonable and are appropriately classified in the fair value hierarchy. As of December 31, 2008, the valuation provided by pricing services was $26,654 million and was classified in Level 2. The valuations provided by pricing services based on significant unobservable inputs was insignificant, and those investment securities are classified as Level 3.

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3. We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Level 3 investment securities valued using non-binding broker quotes totaled $2,074 million at December 31, 2008, and were classified as available-for-sale securities. Level 3 retained interests totaled $6,356 million at December 31, 2008.

(128)

We receive one quote for Level 2 and Level 3 securities where third-party quotes are used as our basis for fair value measurement. As is the case with our primary pricing vendor, third-party providers of quotes do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities at least quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. Based on the information available, we believe that the fair values provided by the brokers are consistent with the principles of SFAS 157.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include any comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third-party transactions in that security. Our valuation methodology for private equity investments is applied consistently, and these investments are generally included in Level 3.

Derivatives

We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets.

The majority of our derivatives portfolio is valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts.

Derivative assets and liabilities included in Level 3 primarily represent interest rate products that contain embedded optionality or prepayment features.

Loans

When available, we use observable market data, including pricing on recent closed market transactions, to value loans which are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient.

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to have them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans.

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008. Included in the table are investment securities of $21,967 million, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $8,190 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $12,642 million and $5,236 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $6,356 million.

(129)

December 31, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,158	$27,332	$12,956	$–	$41,446
Derivatives(b)	–	18,911	1,142	(7,411)	12,642
Other(c)	1	288	1,105	–	1,394
Total	$1,159	$46,531	$15,203	$(7,411)	$55,482

Liabilities
Derivatives	$2	$12,643	$166	$(7,575)	$5,236
Other(d)	–	1,031	–	–	1,031
Total	$2	$13,674	$166	$(7,575)	$6,267

(a)
FIN 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(b)	The fair value of derivatives included an adjustment for our non-performance risk. At December 31, 2008, the adjustment for our non-performance risk was a gain of $177 million.
(c)	Included private equity investments and loans designated under the fair value option.
(d)
Primarily represented the liability associated with certain of our deferred incentive compensation plans accounted for in accordance with EITF Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments for the year ended December 31, 2008

(In millions)	January 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	December 31, 2008	Net change in unrealized gains (losses) relating to instruments still held at December 31, 2008(c)

Investment securities	$12,447	$430	$(1,586)	$671	$994	$12,956	$7
Derivatives(d)(e)	265	866	141	(256)	(13)	1,003	636
Other	1,330	(157)	(29)	(90)	51	1,105	(165)
Total	$14,042	$1,139	$(1,474)	$325	$1,032	$15,064	$478

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.
(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers into Level 3 were a result of increased use of non-binding broker quotes that could not be validated with other market observable data, resulting from continued deterioration in the credit markets.

(c)
Represented the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2008.

(d)
Earnings from Derivatives were partially offset by $760 million in losses from related derivatives included in Level 2 and $4 million in losses from underlying debt obligations in qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $27 million not reflected in the fair value hierarchy table.

(130)

Certain assets that are carried on our Statement of Financial Position at historical cost, require fair value charges to earnings when they are deemed to be impaired. As these impairment charges are non-recurring, they are not included in the preceding tables.

Included in this category are certain loans that have been reduced for the fair value of their underlying collateral when deemed impaired, and cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary. At December 31, 2008, these amounts were $48 million identified as Level 2 and $3,145 million identified as Level 3. Of assets still held at December 31, 2008, we recognized $587 million, pre-tax, of losses related to non-recurring fair value measurements of loans, and $495 million, pre-tax, of other-than-temporary impairments of cost and equity method investments during 2008.

NOTE 29. FINANCIAL INSTRUMENTS

	2008				2007
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value

GE
Assets
Investments and notes receivable	$	(a)	$269	$269	$	(a)	$538	$538
Liabilities
Borrowings(b)		(a)	(12,202)	(12,267)		(a)	(15,762)	(15,819)
GECS
Assets
Loans		(a)	305,376	292,797		(a)	309,623	307,425
Other commercial mortgages		(a)	1,501	1,427		(a)	4,891	4,939
Loans held for sale		(a)	3,640	3,670		(a)	3,808	3,809
Other financial instruments(c)		(a)	2,637	2,810		(a)	2,764	3,150
Liabilities
Borrowings(b)(d)		(a)	(514,601)	(504,439)		(a)	(500,922)	(503,607)
Investment contract benefits		(a)	(4,212)	(4,536)		(a)	(4,536)	(4,914)
Guaranteed investment contracts		(a)	(10,828)	(10,677)		(a)	(11,705)	(11,630)
Insurance – credit life(e)		1,165	(44)	(31)		1,500	(35)	(24)

(a)	These financial instruments do not have notional amounts.
(b)	See Note 18.
(c)	Principally cost method investments.
(d)	Included effects of interest rate and cross-currency derivatives.
(e)	Net of reinsurance of $3,103 million and $2,815 million at December 31, 2008 and 2007, respectively.

Assets and liabilities not carried at fair value in our Statement of Financial Position are discussed below. Consistent with SFAS 107, Disclosure about Fair Value of Financial Instruments, the disclosure excludes finance leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

A description of how we estimate fair values follows. Estimates of fair value at December 31, 2008, were determined in accordance with SFAS 107, as amended by SFAS 157.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates we would charge to similar borrowers with similar maturities.

Borrowings

Valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

(131)

Investment contract benefits

Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Guaranteed investment contracts

Based on valuation methodologies using current market interest rate data, adjusted for our non-performance risk.

All other instruments

Based on observable market transactions, valuation methodologies using current market interest rate data adjusted for inherent credit risk and/or quoted market prices.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

Additional information about certain categories in the table above follows.

Insurance – credit life

Certain insurance affiliates, primarily in GE Money, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan commitments

	Notional amount
December 31 (In millions)	2008	2007

Ordinary course of business lending commitments(a)(b)	$8,507	$11,731
Unused revolving credit lines(c)
Commercial	25,011	24,554
Consumer – principally credit cards	252,867	477,285

(a)	Excluded investment commitments of $3,501 million and $4,864 million as of December 31, 2008 and 2007, respectively.
(b)	Included a $1,067 million secured commitment associated with an arrangement that can increase to a maximum of $4,943 million based on the asset volume under the arrangement.
(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $14,503 million and $14,654 million as of December 31, 2008 and 2007, respectively.

Derivatives and hedging

We conduct our business activities in diverse markets around the world, including countries where obtaining local funding is sometimes inefficient. The nature of our activities exposes us to changes in interest rates and currency exchange rates. We manage such risks using various techniques including issuing debt whose terms correspond to terms of the funded assets, as well as combinations of debt and derivatives that achieve our objectives. We also are exposed to various commodity price risks and address certain of these risks with commodity contracts. By policy, we do not use derivatives for speculative purposes. We value derivatives that are not exchange-traded with internal market-based valuation models. When necessary, we also obtain information from our derivative counterparties to validate our models and to value the few products that our internal models do not address.

We use interest rate swaps, currency derivatives and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. We use currency swaps and forwards to protect our net investments in global operations conducted in non-U.S. dollar currencies. We intend all of these positions to qualify as hedges and to be accounted for as hedges.

(132)

We use swaps, futures and option contracts, including caps, floors and collars, as economic hedges of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We sometimes use credit default swaps to economically hedge the credit risk of various counterparties with which we have entered into loan or leasing arrangements. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are derivatives, their economic risks are similar to, and managed on the same basis as, risks of other equity instruments we hold. These instruments are marked to market through earnings.

Earnings effects of derivatives designated as hedges

The following table provides information about the earnings effects of derivatives designated and qualifying as hedges.

Pre-tax gains (losses)

December 31 (In millions)	2008	2007	2006

Cash flow hedges
Ineffectiveness	$8	$(3)	$10
Amounts excluded from the measure of effectiveness	5	(17)	(16)
Fair value hedges
Ineffectiveness	(600)	7	(47)
Amounts excluded from the measure of effectiveness	(26)	(13)	33

Ineffectiveness primarily related to changes in the present value of the initial credit spread over the benchmark interest rate associated with hedges of our fixed rate borrowings.

In 2008, 2007 and 2006, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period.

Guarantees of Derivatives

We do not sell credit default swaps; however, as a part of our risk management services, we provide performance guarantees to third-party financial institutions related to plain vanilla interest rate swaps on behalf of certain customers related to variable rate loans we have extended to them. The underwriting risk inherent in these arrangements is essentially similar to that of a fixed rate loan. Under these arrangements, the guarantee is secured, usually by the asset being purchased or financed, or by other assets of the guaranteed party. In addition, these agreements are underwritten to provide for collateral value that exceeds the combination of the loan amount and the initial expected future exposure of the derivative. These credit support arrangements mature on the same date as the related financing arrangements or transactions and are across a broad spectrum of diversified industries and companies. The fair value of our guarantee is $28 million at December 31, 2008. Because we are guaranteeing the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate termination value of such contracts at December 31, 2008, was $386 million before consideration of any offsetting effect of collateral. At December 31, 2008, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the guarantee. If we assumed that, on January 1, 2009, interest rates moved unfavorably by 100 basis points across the yield curve (a “parallel shift” in that curve), the effect on the fair value of such contracts, without considering any potential offset of the underlying collateral, would have been an increase of $161 million. Given our strict underwriting criteria, we believe the likelihood that we will be required to perform under the guarantee is remote.

Additional information regarding our use of derivatives is provided in Note 18 and Note 23.

Counterparty credit risk

We manage counterparty credit risk, the risk that counterparties will default and not make payments to us according to the terms of the agreements, on an individual counterparty basis. Thus, when a legal right of offset exists, we net certain exposures by counterparty and include the value of collateral to determine the amount of ensuing exposure. When net exposure to a counterparty, based on the current market values of agreements and collateral, exceeds credit exposure limits (see following table), we take action to reduce exposure. Such actions include prohibiting additional transactions with the counterparty, requiring collateral from the counterparty (as described below) and terminating or restructuring transactions.

(133)

Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A–. In certain cases we have entered into collateral arrangements that provide us with the right to hold collateral (cash or U.S. Treasury or other highly-rated securities) when the current market value of derivative contracts exceeds a specified limit. We evaluate credit risk exposures and compliance with credit exposure limits net of such collateral.

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2008, our exposure to counterparties, after consideration of netting arrangements and collateral, was about $1,800 million.

Following is GECS policy relating to initial credit rating requirements and to exposure limits to counterparties.

Counterparty Credit Criteria

Credit rating
	Moody’s		S&P

Foreign exchange forwards and other derivatives less
than one year	P-1		A-1
All derivatives between one and five years	Aa3	(a)	AA-	(a)
All derivatives greater than five years	Aaa	(a)	AAA	(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

Exposure Limits

(In millions)
Minimum rating		Exposure(a)
			Without
		With collateral	collateral
Moody’s	S&P	arrangements	arrangements

Aaa	AAA	$100	$75
Aa3	AA–	50	50
A3	A–	5	–

(a)
For derivatives with maturities less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1. Exposure to a counterparty is determined net of collateral.

NOTE 30. OFF-BALANCE SHEET ARRANGEMENTS

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets.

Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We did not provide non-contractual support to consolidated or unconsolidated VIEs in either 2008 or 2007. We do not have implicit support arrangements with any VIEs.

(134)

Variable Interest Entities

When evaluating whether we are the primary beneficiary of a VIE and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine who is the primary beneficiary. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which meet specific characteristics defined in U.S. GAAP that exclude them from the scope of consolidation standards.

Consolidated Variable Interest Entities

Upon adoption of FIN 46 and FIN 46(R) on July 1, 2003 and January 1, 2004, respectively, we consolidated certain VIEs with $54.0 billion of assets and $52.6 billion of liabilities, which are further described below. At December 31, 2008, assets and liabilities of those VIEs, and additional VIEs consolidated as a result of subsequent acquisitions of financial companies, totaled $26,626 million and $21,256 million, respectively (at December 31, 2007, assets and liabilities were $32,382 million and $24,342 million, respectively).

The VIEs included in our consolidated financial statements include the following:

•
Securitization entities that hold financing receivables and other financial assets. Since they were consolidated in 2003, these assets have continued to run off; totaled $4,000 million at December 31, 2008; and are included in Note 12 ($5,013 million in 2007). There has been no significant difference between the performance of these financing receivables and our on-book receivables on a blended basis. The liabilities of these securitization entities, which consist primarily of commercial paper, totaled $3,868 million at December 31, 2008, and are included in Note 18 ($4,834 million in 2007). Contractually the cash flows from these financing receivables must first be used to pay down outstanding commercial paper and interest thereon as well as other expenses of the entity. Excess cash flows are available to GE. The creditors of these entities have no claim on the other assets of GE.

If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $3,753 million at December 31, 2008. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur.

•
Trinity, a group of sponsored special purpose entities, which invests in a portfolio of mainly investment-grade investment securities using proceeds raised from guaranteed investment contracts (GICs) it issues to investors (principally municipalities). At December 31, 2008, these entities held $8,190 million of investment securities, included in Note 9, and $1,002 million of cash and other assets ($11,101 million and $517 million, respectively, at December 31, 2007). The associated guaranteed investment contract liabilities, included in Note 19, were $10,828 million and $11,705 million at the end of December 31, 2008 and 2007, respectively.

If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital would be required to provide approximately $3,493 million of capital to such entities as of December 31, 2008, pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As of December 31, 2008, the value of these entities’ liabilities was $10,749 million and the fair value of their assets was $9,191 million (which included unrealized losses on investment securities of $2,055 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur.

•
Penske Truck Leasing Co., L.P. (Penske), a rental truck leasing joint venture. The total consolidated assets and liabilities of Penske at December 31, 2008, were $7,444 million and $1,339 million, respectively, ($8,075 million and $1,482 million at December 31, 2007, respectively). Penske’s main consolidated asset is property, plant and equipment leased to others, included in Note 14, which totaled $5,499 million at December 31, 2008, ($6,100 million at December 31, 2007). There are no recourse arrangements between GE and Penske.

(135)

The remaining assets and liabilities of VIEs that are included in our consolidated financial statements were acquired in transactions subsequent to adoption of FIN 46(R) on January 1, 2004. Assets of these entities consist of amortizing securitizations of financial assets originated by acquirees in Australia and Japan, and real estate partnerships. There are no recourse arrangements between GE and these entities.

Off-Balance Sheet Entities

The vast majority of our involvement with unconsolidated VIEs relates to our securitization activities and is detailed in the table below.

Our involvement with unconsolidated VIEs consists of the following activities: assisting in the formation and financing of an entity, providing recourse and/or liquidity support, servicing the assets and receiving variable fees for services provided. The classification in our financial statements of our variable interests in these entities depends on the nature of the entity. As described below, our retained interests in securitization-related VIEs and QSPEs is reported in financing receivables or investment securities depending on its legal form. Variable interests in partnerships and corporate entities would be classified as either equity method or cost method investments.

In the ordinary course of business, we make equity investments in entities in which we are not the primary beneficiary, but may hold a variable interest such as limited partner equity interests or mezzanine debt investment. These investments totaled $2,871 million at year-end 2008 and are classified in two captions in our financial statements. At December 31, 2008, “All other assets” included investments in entities accounted for under either the equity method or the cost method, which totaled $1,897 million ($1,089 million at December 31, 2007). In addition, at December 31, 2008, we held financing receivables, included in Note 12, totaling $974 million ($567 million at December 31, 2007) representing debt financing provided to these VIEs. Our maximum exposure to loss related to such entities at December 31, 2008, was $4,030 million ($2,559 million at December 31, 2007), and includes our investment in the unconsolidated VIEs and our contractual obligations to fund new investments by the entities. None of these investments is individually significant.

We transfer assets to QSPEs in the ordinary course of business as part of our ongoing securitization activities. In our securitization transactions, we transfer assets to a QSPE in exchange for cash, which is funded by beneficial interests issued by the QSPE to third parties and our retained interests in the assets transferred.

The financing receivables in our QSPEs have similar risks and characteristics to our on-book financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our on-book financing receivables; however, the blended performance of the pools of receivables in our QSPEs reflects the eligibility screening requirements that we apply to determine which receivables are selected for sale. Therefore, the blended performance can differ from the on-book performance.

When we securitize financing receivables we retain interests in the transferred receivables in two forms: a seller’s interest in the assets of the QSPE, which we classify as financing receivables, and subordinated interests in the assets of the QSPE, which we classify as investment securities.

Other than those entities described above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by entities that may be either VIEs or QSPEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. As we have no formal involvement in such entities beyond our investment, we believe that the likelihood is remote that we would be required to consolidate them. Further information about such investments is provided in Note 9.

(136)

Financing receivables transferred to securitization entities that remain outstanding and our retained interests in those financing receivables at December 31, 2008 and 2007, follows.

December 31 (In millions)	Equipment	(a)(b)	Commercial real estate	(b)	Credit card receivables	Other assets	(b)	Total assets

2008
Asset amount outstanding	$13,298		$7,970		$26,046	$5,250		$52,564
Included within the amount above
are retained interests of:
Financing receivables(c)	339		–		3,802	–		4,141
Investment securities	747		222		4,806	532		6,307

2007
Asset amount outstanding	$15,566		$9,244		$26,248	$5,067		$56,125
Included within the amount above
are retained interests of:
Financing receivables(c)	764		–		3,455	–		4,219
Investment securities	763		454		3,922	535		5,674

(a)	Includes inventory floorplan receivables.
(b)
In certain equipment and commercial real estate transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who purchased debt in the QSPEs. We have not entered into additional arrangements since that date. At December 31, 2008 and 2007, liquidity support amounted to $2,143 million and $2,810 million, respectively. Credit support amounted to $2,164 million and $2,804 million at December 31, 2008 and 2007, respectively. Liabilities with recourse obligations related to off-balance sheet assets were $8 million and $3 million at December 31, 2008 and 2007, respectively. The maximum exposure to loss under these obligations was $124 million and $99 million at December 31, 2008 and 2007, respectively.

(c)	Uncertificated sellers interests.

We have not provided non-contractual support to any QSPEs in 2008 or 2007. We do not have any implicit support arrangements with QSPEs.

(137)

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction in accordance with SFAS 157. Further information about how fair value is determined is presented in Note 28. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for the same as our on-book financing receivables.

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at December 31, 2008 and 2007 were:

(In millions)	Equipment	Commercial real estate	Credit card receivables	Other assets

2008
Discount rate(a)	17.6%	25.8%	15.1%	13.4%
Effect of
10% adverse change	$(15)	$(14)	$(53)	$(1)
20% adverse change	(30)	(26)	(105)	(3)

Prepayment rate(a)(b)	19.5%	11.3%	9.6%	52.0%
Effect of
10% adverse change	$(2)	$(3)	$(60)	$–
20% adverse change	(5)	(7)	(118)	(1)

Estimate of credit losses(a)	0.7%	1.3%	16.2%	–%
Effect of
10% adverse change	$(5)	$(2)	$(223)	$–
20% adverse change	(10)	(4)	(440)	–

Remaining weighted average
asset lives (in months)	14	55	10	4
Net credit losses	$91	$1	$1,815	$5
Delinquencies	139	56	1,833	80

2007
Discount rate(a)	13.7%	15.2%	14.8%	14.9%
Effect of
10% adverse change	$(11)	$(20)	$(36)	$(3)
20% adverse change	(22)	(38)	(72)	(6)

Prepayment rate(a)(b)	16.4%	3.4%	10.8%	35.1%
Effect of
10% adverse change	$(7)	$(5)	$(80)	$(2)
20% adverse change	(12)	(9)	(148)	(4)

Estimate of credit losses(a)	1.2%	1.0%	9.0%	0.1%
Effect of
10% adverse change	$(5)	$(8)	$(110)	$(1)
20% adverse change	(9)	(13)	(222)	(1)

Remaining weighted average
lives (in months)	16	53	8	24
Net credit losses	$55	$1	$941	$–
Delinquencies	53	12	1,514	27

(a)	Based on weighted averages.
(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(138)

Activity related to retained interests classified as investment securities in our consolidated financial statements follows.

(In millions)	2008	2007	2006

Cash flows on transfers

Proceeds from new transfers	$6,655	$22,767	$19,288
Proceeds from collections reinvested in revolving period transfers	70,144	61,625	46,944
Cash flows on retained interests recorded as investment securities	5,935	4,265	2,964

Effect on GECS revenues from services
Net gain on sale	$1,133	$1,805	$1,187
Change in fair value on SFAS 155 retained interests	(113)	(102)	–
Other-than-temporary impairments	(330)	(114)	(37)

Derivative activities

The QSPEs use derivatives to manage interest rate risk between the assets and liabilities. At inception of the transaction, the QSPE will enter into derivative contracts to receive a floating rate of interest and pay a fixed rate with terms that effectively match those of the financial assets held. In some cases, we are the counterparty to such derivative contracts, in which case a second derivative is executed with a third party to substantially eliminate the exposure created by the first derivative. At December 31, 2008, the fair value of such derivative contracts was $752 million ($134 million at December 31, 2007). We have no other derivatives arrangements with QSPEs or other VIEs.

Servicing activities

As part of a securitization transaction, we may provide servicing in exchange for a market-based fee that is determined on principal balances. Where the fee does not represent market-based compensation for these services, a servicing asset or liability is recorded, as appropriate. The fair value of the servicing asset or liability is subject to credit, prepayment and interest rate risk. Servicing assets and liabilities are amortized to earnings in proportion to and over the period of servicing activity. The amount of our servicing assets and liabilities was insignificant at December 31, 2008 and 2007. We received servicing fees from QSPEs of $641 million, $566 million and $381 million in 2008, 2007 and 2006, respectively.

When we provide servicing as an “Aaa” rated provider we are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a QSPE. At December 31, 2008, the balance owed to QSPEs from such collections and included in cash and equivalents was $4,446 million ($5,121 million at December 31, 2007). Balances owed by QSPE to GE at December 31, 2008, and included in other GECS receivables, were $2,346 million, principally for receivable purchases ($3,507 million at December 31, 2007).

NOTE 31. COMMITMENTS AND GUARANTEES

Commitments, including guarantees

In our Aviation business of Technology Infrastructure, we had committed to provide financial assistance on $1,291 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2008 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of Capital Finance had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $17,248 million and secondary orders with airlines for used aircraft of approximately $1,653 million at December 31, 2008.

At December 31, 2008, NBC Universal had $8,102 million of commitments to acquire film and television programming, including U.S. television rights to future Olympic Games and National Football League games, contractual commitments under various creative talent arrangements and various other arrangements requiring payments through 2014.

At December 31, 2008, we were committed under the following guarantee arrangements beyond those provided on behalf of securitization entities. See Note 30.

(139)

•
Credit Support. We have provided $9,151 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $72 million for December 31, 2008.

•
Indemnification Agreements. These are agreements that require us to fund up to $693 million under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $332 million at December 31, 2008. We had $1,742 million of other indemnification commitments arising primarily from sales of businesses or assets.

•
Contingent Consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2008, we had total maximum exposure for future estimated payments of $118 million, of which none was earned and payable.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated expected recoveries from third parties are recorded as other receivables, not netted against the liabilities.

At December 31, 2008 and 2007, the likelihood that we will be called upon to perform on these guarantees is remote.

Product Warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2008	2007	2006

Balance at January 1	$1,541	$1,339	$1,240
Current-year provisions	1,038	827	829
Expenditures(a)	(917)	(763)	(729)
Other changes	13	138	(1)
Balance at December 31	$1,675	$1,541	$1,339

(a)	Primarily related to Technology Infrastructure and Energy Infrastructure.

(140)

NOTE 32. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2008	2007	2008	2007	2008	2007	2008	2007

Consolidated operations
Earnings from continuing operations	$4,351	$4,911	$5,394	$5,608	$4,477	$5,111	$3,867	$6,827
Earnings (loss) from discontinued operations	(47)	(340)	(322)	(226)	(165)	448	(145)	(131)
Net earnings	$4,304	$4,571	$5,072	$5,382	$4,312	$5,559	$3,722	$6,696
Preferred stock dividends declared	–	–	–	–	–	–	(75)	–
Net earnings attributable to common
shareowners	$4,304	$4,571	$5,072	$5,382	$4,312	$5,559	$3,647	$6,696
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.43	$0.48	$0.54	$0.54	$0.45	$0.50	$0.36	$0.68
Basic earnings per share	0.44	0.48	0.54	0.55	0.45	0.50	0.36	0.68
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings per share	–	(0.03)	(0.03)	(0.02)	(0.02)	0.04	(0.01)	(0.01)
Basic earnings per share	–	(0.03)	(0.03)	(0.02)	(0.02)	0.04	(0.01)	(0.01)
Per-share amounts – net earnings
Diluted earnings per share	0.43	0.44	0.51	0.52	0.43	0.54	0.35	0.66
Basic earnings per share	0.43	0.44	0.51	0.52	0.43	0.55	0.35	0.67
Selected data
GE
Sales of goods and services	$24,186	$21,688	$27,846	$24,269	$28,868	$24,690	$31,114	$29,149
Gross profit from sales	6,280	5,660	7,302	6,537	6,930	6,357	8,229	7,757
GECS
Total revenues	18,038	17,409	19,032	17,170	18,431	18,066	15,786	19,291
Earnings from continuing operations	2,456	3,407	2,774	2,416	2,010	3,219	534	3,375

For GE, gross profit from sales is sales of goods and services less costs of goods and services sold.

Earnings-per-share amounts are computed independently each quarter for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year; and the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings for the respective quarters.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(141)

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 1, 2009)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	52	January 1997
Kathryn A. Cassidy	Senior Vice President and GE Treasurer	54	March 2003
Pamela Daley	Senior Vice President, Corporate Business Development	56	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	61	February 2004
John Krenicki, Jr.	Vice Chairman of General Electric Company; President & CEO, GE Energy Infrastructure	46	July 2008
John F. Lynch	Senior Vice President, Human Resources	56	January 2007
Jamie S. Miller	Vice President, Controller and Chief Accounting Officer	40	April 2008
Michael A. Neal	Vice Chairman of General Electric Company; Chairman, GE Capital Services, Inc.	55	September 2002
John G. Rice	Vice Chairman of General Electric Company; President & CEO, GE Technology Infrastructure	52	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company and Chief Financial Officer	50	January 1999

All Executive Officers are elected by the Board of Directors for an initial term which continues until the Board meeting immediately preceding the next annual statutory meeting of shareowners, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of General Electric Company for the last five years except for Ms. Miller. Prior to joining GE in April 2008, Ms. Miller served as the Senior Vice President, Chief Accounting Officer and Controller of Wellpoint, Inc. Prior to joining Wellpoint in August 2007, Ms. Miller served as a partner with PricewaterhouseCoopers LLP. From May 2004 to August 2005, she was Vice President, Corporate Controller and Chief Accounting Officer at Genworth Financial (formerly GE Financial Assurance) having joined in 2003 as Controller.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 Annual Meeting of Shareowners to be held April 22, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the 2009 Proxy Statement).

(142)

Item 11. Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation” in the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2009 Proxy Statement.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Note 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2009 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2009 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this report:

Statement of Earnings for the years ended December 31, 2008, 2007 and 2006
Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2008, 2007 and 2006
Statement of Financial Position at December 31, 2008 and 2007
Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Other financial information:
Summary of Operating Segments
Notes to consolidated financial statements
Operating segment information
Geographic segment information
Operations by quarter (unaudited)

(a)2. Financial Statement Schedules

The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)3. Exhibit Index

3(a)
The Certificate of Incorporation, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

3(ii)
The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(ii) of General Electric’s Current Report on Form 8-K dated February 11, 2009 (Commission file number 001-00035)).

(143)

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

4(f)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File number 333-156929 (Commission file number 1-6461)).

4(g)
Fourth Supplemental Indenture dated as of December 2, 2008, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Registration Statement on Form S-3, File number 333-156929 (Commission file number 1-6461)).

4(h)
Senior Note Indenture dated as of January 1, 2003, between General Electric and The Bank of New York, as trustee for the senior debt securities (Incorporated by reference to Exhibit 4(a) to General Electric’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 001-00035)).

4(i)
Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(j)
Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(s) to the GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(k)	Form of LIBOR Floating Rate Note (Incorporated by reference to Exhibit 4 of General Electric’s Current Report on Form 8-K dated October 29, 2003 (Commission file number 001-00035)).

4(l)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and The Bank of New York, as fiscal and paying agent, dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(q) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 1-6461)).

4(m)
Indenture dated December 1, 2005, between General Electric and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

(144)

4(n)	Form of 5.250% Note due 2017 (Incorporated by referenced to Exhibit 4(b) of General Electric’s Current Report on Form 8-K filed on December 5, 2007 (Commission file number 001-00035)).

4(o)
Letter from the Senior Vice President and Chief Financial Officer of General Electric to GECC dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807).

4(p)	Form of Warrants issued on October 16, 2008 (Incorporated by reference to Exhibit 3(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

4(q)
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

	(g)	General Electric Supplementary Pension Plan, as amended effective January 1, 2009.*

	(h)	General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of January 1, 2009.*

(i)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

	(j)	GE Retirement for the Good of the Company Program, as amended effective January 1, 2009.*

(145)

(k) GE Excess Benefits Plan, effective January 1, 2009.*

(l) General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009.*

(m)
General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(n) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009.*

(o) Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009.*

(p)
Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.4 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(q)
Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.5 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(r)
Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.6 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(s) Separation Agreement and Release dated January 28, 2008, between General Electric and David Nissen.*

(11)	Statement re Computation of Per Share Earnings.**

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

(146)

99(a)
Income Maintenance Agreement, dated March 28, 1991, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 99(h) to General Electric Capital Corporation’s Registration Statement on Form S-3 (File No. 333-100527)).

	99(b)	Eligible Entity Designation Agreement among the Federal Deposit Insurance Corporation, General Electric Capital Corporation and General Electric Company.*

99(c)
Stock Purchase Agreement, dated October 10, 2008, between General Electric Company and Berkshire Hathaway Inc. (Incorporated by reference to Exhibit 3(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

99(d)
Form of letter agreement between General Electric Company and each of Jeffrey R. Immelt and Keith S. Sherin (Incorporated by reference to Exhibit 3(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

99(e)
Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1992).

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

(147)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 18th day of February 2009.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Vice Chairman and Chief Financial Officer (Principal Financial Officer)

(148)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 18, 2009
Keith S. Sherin Vice Chairman and Chief Financial Officer

	/s/ Jamie S. Miller	Principal Accounting Officer	February 18, 2009
Jamie S. Miller Vice President and Controller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Claudio X. Gonzalez*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact February 18, 2009

(149)