Form 10-Q
period 2009-06-30
GENERAL ELECTRIC CO
filed 2009-08-03
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 OR

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

There were 10,626,842,000 shares of common stock with a par value of $0.06 per share outstanding at June 26, 2009.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of GE Capital’s funding and on our ability to reduce GE Capital’s asset levels and commercial paper exposure as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GE Capital does business; the adequacy of our cash flow and earnings and other conditions which may affect our ability to maintain our quarterly dividend at the current level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of proposed financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions; except share amounts)	2009	2008	2009	2008	2009	2008

Revenues
Sales of goods	$15,906	$17,387	$15,701	$16,956	$205	$528
Sales of services	10,172	10,712	10,311	10,890	–	–
Other income	34	574	80	667	–	–
GECS earnings from continuing operations	–	–	349	2,774	–	–
GECS revenues from services	12,970	18,167	–	–	13,226	18,504
Total revenues	39,082	46,840	26,441	31,287	13,431	19,032

Costs and expenses
Cost of goods sold	12,450	13,885	12,287	13,522	164	461
Cost of services sold	6,354	6,844	6,493	7,022	–	–
Interest and other financial charges	4,653	6,621	348	554	4,468	6,343
Investment contracts, insurance losses and
insurance annuity benefits	779	821	–	–	823	870
Provision for losses on financing receivables	2,817	1,469	–	–	2,817	1,469
Other costs and expenses	8,933	10,568	3,556	3,687	5,471	6,985
Total costs and expenses	35,986	40,208	22,684	24,785	13,743	16,128

Earnings (loss) from continuing operations
before income taxes	3,096	6,632	3,757	6,502	(312)	2,904
Benefit (provision) for income taxes	(219)	(1,054)	(897)	(981)	678	(73)
Earnings from continuing operations	2,877	5,578	2,860	5,521	366	2,831
Loss from discontinued operations, net of taxes	(194)	(322)	(194)	(322)	(193)	(337)
Net earnings	2,683	5,256	2,666	5,199	173	2,494
Less net earnings (loss) attributable to
noncontrolling interests	12	184	(5)	127	17	57
Net earnings attributable to the Company	2,671	5,072	2,671	5,072	156	2,437
Preferred stock dividends declared	(75)	–	(75)	–	–	–
Net earnings attributable to GE common
shareowners	$2,596	$5,072	$2,596	$5,072	$156	$2,437

Amounts attributable to the Company
Earnings from continuing operations	$2,865	$5,394	$2,865	$5,394	$349	$2,774
Loss from discontinued operations, net of taxes	(194)	(322)	(194)	(322)	(193)	(337)
Net earnings attributable to the Company	$2,671	$5,072	$2,671	$5,072	$156	$2,437

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.26	$0.54
Basic earnings per share	$0.26	$0.54

Net earnings
Diluted earnings per share	$0.24	$0.51
Basic earnings per share	$0.24	$0.51

Dividends declared per share	$0.10	$0.31

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions; except share amounts)	2009	2008	2009	2008	2009	2008

Revenues
Sales of goods	$29,978	$32,168	$29,514	$31,403	$478	$895
Sales of services	20,227	20,253	20,520	20,629	–	–
Other income	462	1,149	559	1,325	–	–
GECS earnings from continuing operations	–	–	1,310	5,230	–	–
GECS revenues from services	26,826	35,498	–	–	27,383	36,175
Total revenues	77,493	89,068	51,903	58,587	27,861	37,070

Costs and expenses
Cost of goods sold	23,883	25,793	23,509	25,145	388	778
Cost of services sold	12,987	12,929	13,280	13,305	–	–
Interest and other financial charges	9,980	13,148	724	1,156	9,589	12,519
Investment contracts, insurance losses and
insurance annuity benefits	1,525	1,625	–	–	1,596	1,718
Provision for losses on financing receivables	5,153	2,812	–	–	5,153	2,812
Other costs and expenses	18,270	20,775	6,920	7,239	11,600	13,769
Total costs and expenses	71,798	77,082	44,433	46,845	28,326	31,596

Earnings (loss) from continuing operations
before income taxes	5,695	11,986	7,470	11,742	(465)	5,474
Benefit (provision) for income taxes	99	(1,895)	(1,739)	(1,739)	1,838	(156)
Earnings from continuing operations	5,794	10,091	5,731	10,003	1,373	5,318
Loss from discontinued operations, net of taxes	(215)	(369)	(215)	(369)	(197)	(398)
Net earnings	5,579	9,722	5,516	9,634	1,176	4,920
Less net earnings attributable to noncontrolling interests	97	346	34	258	63	88
Net earnings attributable to the Company	5,482	9,376	5,482	9,376	1,113	4,832
Preferred stock dividends declared	(150)	–	(150)	–	–	–
Net earnings attributable to GE common
shareowners	$5,332	$9,376	$5,332	$9,376	$1,113	$4,832

Amounts attributable to the Company
Earnings from continuing operations	$5,697	$9,745	$5,697	$9,745	$1,310	$5,230
Loss from discontinued operations, net of taxes	(215)	(369)	(215)	(369)	(197)	(398)
Net earnings attributable to the Company	$5,482	$9,376	$5,482	$9,376	$1,113	$4,832

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.52	$0.98
Basic earnings per share	$0.52	$0.98

Net earnings
Diluted earnings per share	$0.50	$0.94
Basic earnings per share	$0.50	$0.94

Dividends declared per share	$0.41	$0.62

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

General Electric Company and consolidated affiliates

Condensed Statement of Financial Position

	Consolidated		GE(a)		Financial Services (GECS)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions; except share amounts)	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$52,316	$48,187	$2,985	$12,090	$50,017	$37,486
Investment securities	45,214	41,446	46	213	45,168	41,236
Current receivables	19,194	21,411	12,228	15,064	–	–
Inventories	13,307	13,674	13,234	13,597	73	77
Financing receivables – net	351,601	365,168	–	–	359,478	372,456
Other GECS receivables	14,517	13,439	–	–	18,719	18,636
Property, plant and equipment (including
equipment leased to others) – net	72,937	78,530	14,288	14,433	58,649	64,097
Investment in GECS	–	–	67,868	53,279	–	–
Goodwill	83,825	81,759	56,510	56,394	27,315	25,365
Other intangible assets – net	15,227	14,977	11,218	11,364	4,009	3,613
All other assets	107,565	106,899	23,251	22,435	85,646	85,721
Assets of businesses held for sale	939	10,556	707	–	232	10,556
Assets of discontinued operations	1,526	1,723	64	64	1,462	1,659
Total assets	$778,168	$797,769	$202,399	$198,933	$650,768	$660,902

Liabilities and equity
Short-term borrowings	$174,644	$193,695	$2,415	$2,375	$173,458	$193,533
Accounts payable, principally trade accounts	19,194	20,819	10,610	11,699	12,401	13,882
Progress collections and price adjustments
accrued	11,883	12,536	12,429	13,058	–	–
Other GE current liabilities	19,192	21,560	19,192	21,624	–	–
Long-term borrowings	339,420	330,067	11,250	9,827	329,129	321,068
Investment contracts, insurance liabilities
and insurance annuity benefits	32,377	34,032	–	–	32,831	34,369
All other liabilities	56,393	64,796	31,633	32,767	24,886	32,090
Deferred income taxes	2,858	4,584	(3,915)	(3,949)	6,773	8,533
Liabilities of businesses held for sale	268	636	72	–	196	636
Liabilities of discontinued operations	1,480	1,432	175	189	1,305	1,243
Total liabilities	657,709	684,157	83,861	87,590	580,979	605,354

Preferred stock (30,000 shares outstanding at
both June 30, 2009 and December 31, 2008)	–	–	–	–	–	–
Common stock (10,626,842,000 and 10,536,897,000
shares outstanding at June 30, 2009 and
December 31, 2008, respectively)	702	702	702	702	1	1
Accumulated other comprehensive income – net(b)
Investment securities	(2,176)	(3,094)	(2,176)	(3,094)	(2,176)	(3,097)
Currency translation adjustments	2,186	(299)	2,186	(299)	494	(1,258)
Cash flow hedges	(1,927)	(3,332)	(1,927)	(3,332)	(1,884)	(3,134)
Benefit plans	(14,649)	(15,128)	(14,649)	(15,128)	(376)	(367)
Other capital	38,371	40,390	38,371	40,390	27,579	18,079
Retained earnings	123,166	122,123	123,166	122,123	44,230	43,055
Less common stock held in treasury	(33,554)	(36,697)	(33,554)	(36,697)	–	–

Total GE shareowners’ equity	112,119	104,665	112,119	104,665	67,868	53,279
Noncontrolling interests(c)	8,340	8,947	6,419	6,678	1,921	2,269
Total equity	120,459	113,612	118,538	111,343	69,789	55,548

Total liabilities and equity	$778,168	$797,769	$202,399	$198,933	$650,768	$660,902

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
(b)	The sum of accumulated other comprehensive income - net was $(16,566) million and $(21,853) million at June 30, 2009 and December 31, 2008, respectively.
(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(122) million and $(194) million at June 30, 2009 and December 31, 2008, respectively.
See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(5)

General Electric Company and consolidated affiliates

Condensed Statement of Cash Flows

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions)	2009	2008	2009	2008	2009	2008

Cash flows – operating activities
Net earnings attributable to the Company	$5,482	$9,376	$5,482	$9,376	$1,113	$4,832
Loss from discontinued operations	215	369	215	369	197	398
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	5,235	5,355	1,107	1,089	4,128	4,266
Earnings from continuing operations retained
by GECS	–	–	(1,310)	(3,211)	–	–
Deferred income taxes	(1,150)	(308)	29	(534)	(1,179)	226
Decrease (increase) in GE current receivables	2,187	(842)	2,836	110	–	–
Decrease (increase) in inventories	210	(1,949)	246	(1,930)	4	(19)
Increase (decrease) in accounts payable	(984)	1,003	(651)	477	(1,278)	1,089
Increase (decrease) in GE progress collections	(675)	2,776	(651)	2,866	–	–
Provision for losses on GECS financing receivables	5,153	2,812	–	–	5,153	2,812
All other operating activities	(10,076)	(987)	(240)	680	(9,803)	(1,835)
Cash from (used for) operating activities – continuing
operations	5,597	17,605	7,063	9,292	(1,665)	11,769
Cash from (used for) operating activities – discontinued
operations	(44)	485	–	(9)	(44)	494
Cash from (used for) operating activities	5,553	18,090	7,063	9,283	(1,709)	12,263

Cash flows – investing activities
Additions to property, plant and equipment	(4,459)	(8,065)	(1,325)	(1,640)	(3,299)	(6,600)
Dispositions of property, plant and equipment	2,605	5,325	–	–	2,605	5,325
Net decrease (increase) in GECS financing receivables	25,944	(23,770)	–	–	25,450	(24,781)
Proceeds from sales of discontinued operations	–	203	–	203	–	–
Proceeds from principal business dispositions	9,032	4,346	186	(76)	8,846	4,422
Payments for principal businesses purchased	(5,973)	(14,678)	(336)	(1,916)	(5,637)	(12,762)
Capital contribution from GE to GECS	–	–	(9,500)	–	–	–
All other investing activities	(48)	(3,362)	(14)	212	974	(3,567)
Cash from (used for) investing activities – continuing
operations	27,101	(40,001)	(10,989)	(3,217)	28,939	(37,963)
Cash from (used for) investing activities – discontinued
operations	48	(456)	–	–	48	(456)
Cash from (used for) investing activities	27,149	(40,457)	(10,989)	(3,217)	28,987	(38,419)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(31,184)	6,996	1,564	(2,015)	(33,732)	8,732
Newly issued debt (maturities longer than 90 days)	51,795	61,355	1,330	98	50,596	61,396
Repayments and other reductions (maturities longer
than 90 days)	(40,816)	(34,761)	(1,559)	(52)	(39,257)	(34,709)
Net dispositions (purchases) of GE shares for treasury	484	(1,543)	484	(1,543)	–	–
Dividends paid to shareowners	(6,705)	(6,215)	(6,705)	(6,215)	–	(2,019)
Capital contribution from GE to GECS	–	–	–	–	9,500	–
All other financing activities	(2,143)	(163)	(293)	–	(1,850)	(163)
Cash from (used for) financing activities – continuing
operations	(28,569)	25,669	(5,179)	(9,727)	(14,743)	33,237
Cash used for financing activities – discontinued
operations	–	(5)	–	–	–	(5)
Cash from (used for) financing activities	(28,569)	25,664	(5,179)	(9,727)	(14,743)	33,232
Increase (decrease) in cash and equivalents	4,133	3,297	(9,105)	(3,661)	12,535	7,076
Cash and equivalents at beginning of year	48,367	16,031	12,090	6,702	37,666	9,739
Cash and equivalents at June 30	52,500	19,328	2,985	3,041	50,201	16,815
Less cash and equivalents of discontinued operations
at June 30	184	333	–	–	184	333
Cash and equivalents of continuing operations
at June 30	$52,316	$18,995	$2,985	$3,041	$50,017	$16,482

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services) which is presented on a one-line basis.
See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns and are discussed in Note 17.

(6)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended June 30		Six months ended June 30
	(Unaudited)		(Unaudited)
(In millions)	2009	2008	2009	2008

Revenues
Energy Infrastructure	$9,577	$9,671	$17,816	$17,395
Technology Infrastructure	10,555	11,851	20,991	22,311
NBC Universal	3,565	3,882	7,089	7,466
Capital Finance	12,797	17,981	25,885	34,950
Consumer & Industrial	2,507	3,139	4,728	6,001
Total segment revenues	39,001	46,524	76,509	88,123
Corporate items and eliminations	81	316	984	945
Consolidated revenues	$39,082	$46,840	$77,493	$89,068

Segment profit(a)
Energy Infrastructure	$1,792	$1,579	$3,065	$2,649
Technology Infrastructure	1,833	2,056	3,636	3,757
NBC Universal	539	909	930	1,621
Capital Finance	590	2,903	1,709	5,582
Consumer & Industrial	111	138	147	282
Total segment profit	4,865	7,585	9,487	13,891
Corporate items and eliminations	(755)	(656)	(1,327)	(1,251)
GE interest and other financial charges	(348)	(554)	(724)	(1,156)
GE provision for income taxes	(897)	(981)	(1,739)	(1,739)
Earnings from continuing operations attributable to
the Company	2,865	5,394	5,697	9,745
Loss from discontinued operations, net of taxes,
attributable to the Company	(194)	(322)	(215)	(369)
Consolidated net earnings attributable to
the Company	$2,671	$5,072	$5,482	$9,376

(a)
Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Technology Infrastructure, NBC Universal and Consumer & Industrial; included in determining segment profit, which we sometimes refer to as “net earnings,” for Capital Finance.

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

Accounting Changes

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. See Note 14.

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

(8)

On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires us to make certain changes to the presentation of our financial statements. This standard requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($12 million and $184 million for the three months ended June 30, 2009 and 2008, respectively, and $97 million and $346 million for the six months ended June 30, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowners' equity ($8,340 million and $8,947 million at June 30, 2009 and December 31, 2008, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to the Company" and, as required by SFAS 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in our presentation of shareowners’ equity, we distinguish between equity amounts attributable to GE shareowners and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowners’ equity. Beginning January 1, 2009, dividends to noncontrolling interests are classified as financing cash flows. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

Effective April 1, 2009, we adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on our financial statements.

Effective April 1, 2009, we adopted FASB FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. See Note 3. The FSP modifies the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:

•
Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) we do not expect to recover the entire amortized cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before we recover its amortized cost basis.

•
If the first condition above is met, but we do not intend to sell and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we would be required to record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criteria are met, then we would be required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

(9)

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. We have evaluated subsequent events that have occurred through August 3, 2009, the date of financial statement issuance. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2008 Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2. DISCONTINUED OPERATIONS

Discontinued operations comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), Plastics, Advanced Materials, GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the transaction, GE Money Japan reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless claims exceed approximately $2,800 million. During the second quarter of 2009, we accrued $132 million, which represents the amount by which we expect claims to exceed those levels and is based on our historical and recent claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. Uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate claims exposure. We will continue to review our estimated exposure quarterly, and make adjustments when required. GE Money Japan revenues from discontinued operations were an insignificant amount and $261 million in the second quarters of 2009 and 2008, respectively, and an insignificant amount and $551 million in the first six months of 2009 and 2008, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $136 million and $311 million in the second quarters of 2009 and 2008, respectively, and $132 million and $348 million in the first six months of 2009 and 2008, respectively.

(10)

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $243 million at June 30, 2009, and $244 million at December 31, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount if actual claim rates, valid tenders or losses we incur on repurchased loans are higher than historically observed. WMC revenues from discontinued operations were $(2) million and $(62) million in the second quarters of 2009 and 2008, respectively, and $(9) million and $(57) million in the first six months of 2009 and 2008, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $5 million and $20 million in the second quarters of 2009 and 2008, respectively, and $11 million and $27 million in the first six months of 2009 and 2008, respectively.

GE industrial earnings (loss) from discontinued operations, net of taxes, were $(1) million and $15 million in the second quarters of 2009 and 2008, respectively, and $(18) million and $29 million in the first six months of 2009 and 2008, respectively.

Assets of GE industrial discontinued operations were $64 million at both June 30, 2009 and December 31, 2008. Liabilities of GE industrial discontinued operations were $175 million and $189 million at June 30, 2009, and December 31, 2008, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

Summarized financial information for discontinued GECS operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Operations
Total revenues	$(2)	$199	$(8)	$494

Loss from discontinued operations before
income taxes	$(101)	$(208)	$(113)	$(309)
Income tax benefit	39	103	43	143
Loss from discontinued operations,
net of taxes	$(62)	$(105)	$(70)	$(166)

Disposal
Loss on disposal before income taxes	$(130)	$(222)	$(123)	$(222)
Income tax expense	(1)	(10)	(4)	(10)
Loss on disposal, net of taxes	$(131)	$(232)	$(127)	$(232)

Loss from discontinued operations, net of taxes(a)	$(193)	$(337)	$(197)	$(398)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS loss from discontinued operations, net of taxes, are reported as GE industrial loss from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

(11)

	At
	June 30,	December 31,
(In millions)	2009	2008

Assets
Cash and equivalents	$184	$180
All other assets	13	19
Other	1,265	1,460
Assets of discontinued operations	$1,462	$1,659

	At
	June 30,	December 31,
(In millions)	2009	2008

Liabilities
Liabilities of discontinued operations	$1,305	$1,243

Assets at June 30, 2009 and December 31, 2008, primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(12)

3. INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

	At
	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt – U.S. corporate	$25	$–	$–	$25	$182	$–	$–	$182
Equity – available-for-sale	19	3	(1)	21	32	–	(1)	31
	44	3	(1)	46	214	–	(1)	213
GECS
Debt
U.S. corporate	22,923	538	(1,893)	21,568	22,183	512	(2,477)	20,218
State and municipal	2,128	34	(236)	1,926	1,556	19	(94)	1,481
Residential mortgage-
backed(a)	4,563	85	(1,066)	3,582	5,326	70	(1,052)	4,344
Commercial mortgage-backed	3,049	34	(737)	2,346	2,910	14	(788)	2,136
Asset-backed	3,140	31	(357)	2,814	3,173	3	(691)	2,485
Corporate – non-U.S.	1,552	34	(114)	1,472	1,441	14	(166)	1,289
Government – non-U.S.	1,905	52	(26)	1,931	1,300	61	(19)	1,342
U.S. government and federal
agency	829	43	(16)	856	739	65	(100)	704
Retained interests(b)(c)	7,454	188	(117)	7,525	6,395	113	(152)	6,356
Equity
Available-for-sale	469	79	(44)	504	629	24	(160)	493
Trading	644	–	–	644	388	–	–	388
	48,656	1,118	(4,606)	45,168	46,040	895	(5,699)	41,236
Eliminations	–	–	–	–	(7)	–	4	(3)
Total	$48,700	$1,121	$(4,607)	$45,214	$46,247	$895	$(5,696)	$41,446

(a)	Substantially collateralized by U.S. mortgages.

(b)
Included $1,861 million and $1,752 million of retained interests at June 30, 2009 and December 31, 2008, respectively, accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. See Note 16.

(c)	Amortized cost and estimated fair value included $25 million and $20 million of trading securities at June 30, 2009 and December 31, 2008, respectively.

(13)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value	losses	fair value	losses

June 30, 2009
Debt
U.S. corporate	$3,368	$(276)	$7,594	$(1,617)
State and municipal	441	(138)	353	(98)
Residential mortgage-backed	222	(58)	1,836	(1,008)
Commercial mortgage-backed	186	(43)	1,711	(694)
Asset-backed	88	(10)	1,445	(347)
Corporate – non-U.S.	304	(37)	517	(77)
Government – non-U.S.	507	(9)	281	(17)
U.S. government and federal agency	–	–	234	(16)
Retained interests	721	(54)	211	(63)
Equity	154	(41)	18	(4)
Total	$5,991	$(666)	$14,200	$(3,941)

December 31, 2008
Debt
U.S. corporate	$6,602	$(1,108)	$5,629	$(1,369)
State and municipal	570	(44)	278	(50)
Residential mortgage-backed	1,355	(107)	1,614	(945)
Commercial mortgage-backed	774	(184)	1,218	(604)
Asset-backed	1,064	(419)	1,063	(272)
Corporate – non-U.S.	454	(106)	335	(60)
Government – non-U.S.	88	(4)	275	(15)
U.S. government and federal agency	–	–	150	(100)
Retained interests	1,403	(71)	274	(81)
Equity	268	(153)	9	(4)
Total	$12,578	$(2,196)	$10,845	$(3,500)

We adopted FASB FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $62 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

The vast majority of our U.S. corporate debt securities are rated investment grade by the major rating agencies. The unrealized loss on these securities at June 30, 2009 largely reflects changes in interest rates and higher spreads driven by the challenging conditions in the credit markets. We evaluate U.S. corporate debt securities based on a variety of factors such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, in accordance with the FSP, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

(14)

The vast majority of our residential mortgage-backed securities (RMBS) have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at June 30, 2009 and December 31, 2008, approximately $1,135 million and $1,310 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at June 30, 2009 and December 31, 2008, approximately $964 million and $1,093 million, respectively, was insured by monoline insurers.

Substantially all of our commercial mortgage-backed securities (CMBS) also have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

For asset-backed securities, including RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deal. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as monoline insurance (which are features of a specific security). In evaluating the overall credit worthiness of the Monoline, we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator.

During the three months ended June 30, 2009, we recorded pre-tax, other-than-temporary impairments of $306 million, of which $205 million was recorded through earnings ($29 million relates to equity securities), and $101 million was recorded in Accumulated Other Comprehensive Income (AOCI). Had we not adopted FASB FSP FAS 115-2 and 124-2, other-than-temporary impairments recorded to earnings would have been $291 million in the second quarter of 2009.

Under the new standard, previously recognized other-than-temporary impairments related to credit on securities still held at April 1, 2009 were $258 million. During the quarter, first time and incremental credit impairments were $26 million and $150 million, respectively. There were no securities sold that had previously been impaired.

(15)

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

GE
Gains	$–	$–	$–	$–
Losses, including impairments	(107)	(2)	(172)	(6)
Net	(107)	(2)	(172)	(6)

GECS
Gains	35	101	59	154
Losses, including impairments	(115)	(132)	(354)	(300)
Net	(80)	(31)	(295)	(146)
Total	$(187)	$(33)	$(467)	$(152)

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by the issuer totaled $1,491 million and $1,688 million in the second quarters of 2009 and 2008, respectively, and $3,633 million and $2,015 million in the first six months of 2009 and 2008, respectively, principally from the sales and maturities of short-term securities in our bank subsidiaries.

We recognized pre-tax gains on trading securities of $204 million and $167 million in the second quarters of 2009 and 2008, respectively, and $244 million and $387 million in the first six months of 2009 and 2008, respectively. Investments in retained interests increased by $172 million and decreased by $93 million during the first six months of 2009 and 2008, respectively, reflecting changes in fair value accounted for in accordance with SFAS 155.

4. INVENTORIES

Inventories consisted of the following.

	At
	June 30,	December 31,
(In millions)	2009	2008

Raw materials and work in process	$8,432	$8,710
Finished goods	4,763	5,109
Unbilled shipments	789	561
	13,984	14,380
Less revaluation to LIFO	(677)	(706)
Total	$13,307	$13,674

(16)

5. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS financing receivables – net, consisted of the following.

	At
	June 30,	December 31,
(In millions)	2009	2008

Loans, net of deferred income	$306,136	$310,203
Investment in financing leases, net of deferred income	59,949	67,578
	366,085	377,781
Less allowance for losses	(6,607)	(5,325)
Financing receivables – net(a)	$359,478	$372,456

(a)
Included $4,967 million and $6,461 million related to consolidated, liquidating securitization entities at June 30, 2009 and December 31, 2008, respectively. In addition, financing receivables at June 30, 2009 and December 31, 2008 included $3,011 million and $2,736 million, respectively, relating to loans that had been acquired and accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

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

	At
	June 30,	December 31,
(In millions)	2009	2008

Commercial Lending and Leasing (CLL)(a)
Americas	$97,173	$105,410
Europe	41,078	37,767
Asia	14,057	16,683
Other	751	786
	153,059	160,646

Consumer (formerly GE Money)(a)
Non-U.S. residential mortgages(b)	62,587	60,753
Non-U.S. installment and revolving credit	25,485	24,441
U.S. installment and revolving credit	23,939	27,645
Non-U.S. auto	14,853	18,168
Other	13,218	11,541
	140,082	142,548

Real Estate	46,018	46,735

Energy Financial Services	8,506	8,392

GE Capital Aviation Services (GECAS)(c)	15,096	15,429

Other(d)	3,324	4,031
	366,085	377,781
Less allowance for losses	(6,607)	(5,325)
Total	$359,478	$372,456

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)
At June 30, 2009, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At the origination date, loans with an adjustable rate were underwritten to the reset value.

(c)	Included loans and financing leases of $12,901 million and $13,078 million at June 30, 2009 and December 31, 2008, respectively, related to commercial aircraft at Aviation Financial Services.

(d)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(18)

Individually impaired loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans and specific reserves follows.

	At
	June 30,	December 31,
(In millions)	2009	2008

Loans requiring allowance for losses	$5,657	$2,712
Loans expected to be fully recoverable	2,425	871
Total impaired loans	$8,082	$3,583

Allowance for losses (specific reserves)	$1,321	$635
Average investment during the period	5,836	2,064
Interest income earned while impaired(a)	55	48

(a)	Recognized principally on cash basis.

GECS Allowance for Losses on Financing Receivables

	Balance	Provision					Balance
	January 1,	charged to			Gross		June 30,
(In millions)	2009	operations	Other	(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$843	$736	$(33)		$(457)	$44	$1,133
Europe	288	290	(1)		(139)	10	448
Asia	163	120	(6)		(85)	7	199
Other	2	3	1		(1)	–	5

Consumer(b)
Non-U.S. residential mortgages	383	561	59		(231)	59	831
Non-U.S. installment and
revolving credit	1,051	900	65		(1,098)	229	1,147
U.S. installment and revolving
credit	1,700	1,729	(497)		(1,438)	81	1,575
Non-U.S. auto	222	245	13		(302)	91	269
Other	226	180	(2)		(205)	51	250

Real Estate	301	344	10		(85)	–	570

Energy Financial Services	58	32	2		–	–	92

GECAS	60	1	–		–	–	61

Other	28	12	1		(14)	–	27
Total	$5,325	$5,153	$(388)		$(4,055)	$572	$6,607

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(19)

	Balance	Provision					Balance
	January 1,	charged to			Gross		June 30,
(In millions)	2008	operations	Other	(a)	write-offs	Recoveries	2008

CLL(b)
Americas	$471	$261	$48		$(252)	$34	$562
Europe	232	92	(38)		(82)	17	221
Asia	226	49	(8)		(162)	3	108
Other	3	2	(2)		–	–	3

Consumer(b)
Non-U.S. residential mortgages	246	61	33		(62)	41	319
Non-U.S. installment and
revolving credit	1,371	847	77		(1,265)	436	1,466
U.S. installment and revolving
credit	985	1,144	(304)		(952)	132	1,005
Non-U.S. auto	324	154	(37)		(299)	144	286
Other	167	119	83		(149)	33	253

Real Estate	168	34	14		(8)	1	209

Energy Financial Services	19	1	2		–	–	22

GECAS	8	38	–		(1)	–	45

Other	18	10	–		(8)	–	20
Total	$4,238	$2,812	$(132)		$(3,240)	$841	$4,519

(a)	Other primarily included the effects of securitization activity, currency exchange, dispositions and acquisitions.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (including equipment leased to others) – net, consisted of the following.

	At
	June 30,	December 31,
(In millions)	2009	2008

Original cost	$118,117	$125,671
Less accumulated depreciation and amortization	(45,180)	(47,141)
Property, plant and equipment (including equipment leased to others) – net	$72,937	$78,530

(20)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	June 30,	December 31,
(In millions)	2009	2008

Goodwill	$83,825	$81,759

Other intangible assets
Intangible assets subject to amortization	$12,858	$12,623
Indefinite-lived intangible assets(a)	2,369	2,354
Total	$15,227	$14,977

(a)	Indefinite-lived intangible assets principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

		Acquisitions/	Dispositions,
	Balance	acquisition	currency	Balance
	January 1,	accounting	exchange	June 30,
(In millions)	2009	adjustments	and other	2009

Energy Infrastructure	$9,943	$(153)	$185	$9,975
Technology Infrastructure	26,684	386	(322)	26,748
NBC Universal	18,973	2	2	18,977
Capital Finance	25,365	2,180	(230)	27,315
Consumer & Industrial	794	–	16	810
Total	$81,759	$2,415	$(349)	$83,825

Goodwill related to new acquisitions in the first six months of 2009 was $2,290 million and included acquisitions of BAC Credomatic (BAC) ($1,309 million) and Interbanca S.p.A. (Interbanca) ($643 million) at Capital Finance and Airfoils Technologies International – Singapore Pte. Ltd. (ATI-Singapore) ($337 million) at Technology Infrastructure. During the first six months of 2009, the goodwill balance increased by $125 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $177 million associated with the 2008 acquisition of CitiCapital at Capital Finance, partially offset by a decrease of $139 million associated with the 2008 acquisition of Hydril Pressure Control by Energy Infrastructure. Also during the first six months of 2009, goodwill balances decreased $349 million, primarily as a result of the deconsolidation of Penske Truck Leasing Co., L.P. (PTL) ($634 million) at Capital Finance and the classification as held for sale of GE Homeland Protection, Inc. ($419 million) at Technology Infrastructure, partially offset by an increase of $778 million as a result of the weaker U.S. dollar.

On March 20, 2009, we increased our ownership in ATI-Singapore from 49% to 100% and concurrently acquired from the same seller a controlling financial interest in certain affiliates. We remeasured our previous equity interests to fair value, resulting in a pre-tax gain of $254 million which is reported in other income.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million, in accordance with terms of a previous agreement. We remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million, which is reported in GECS revenues from services.

(21)

We test goodwill for impairment annually and more frequently if circumstances warrant. Given the significant decline in our stock price in the first quarter of 2009 and market conditions in the financial services industry at that time, we conducted an additional impairment analysis of the Capital Finance reporting units during the first quarter of 2009 using data as of January 1, 2009. Reporting units within Capital Finance are CLL, Consumer, Real Estate, Energy Financial Services and GECAS, which had goodwill balances of $12,949 million, $10,897 million, $1,193 million, $2,119 million and $157 million, respectively, at June 30, 2009.

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

(22)

Intangible Assets Subject to Amortization

	At
	June 30, 2009			December 31, 2008
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$6,455	$(1,716)	$4,739	$6,341	$(1,516)	$4,825
Patents, licenses and trademarks	5,286	(2,180)	3,106	5,315	(2,150)	3,165
Capitalized software	7,225	(4,594)	2,631	6,872	(4,199)	2,673
Lease valuations	1,748	(702)	1,046	1,761	(594)	1,167
Present value of future profits	913	(455)	458	869	(439)	430
All other	1,301	(423)	878	680	(317)	363
Total	$22,928	$(10,070)	$12,858	$21,838	$(9,215)	$12,623

Consolidated amortization related to intangible assets subject to amortization was $553 million and $495 million for the quarters ended June 30, 2009 and 2008, respectively. Consolidated amortization related to intangible assets subject to amortization for the six months ended June 30, 2009 and 2008, was $1,013 million and $1,024 million, respectively.

(23)

8. GECS BORROWINGS

GECS borrowings are summarized in the following table.

	At
(In millions)	June 30,	December 31,
	2009	2008

Short-term borrowings

Commercial paper
U.S.
Unsecured(a)	$40,787	$62,768
Asset-backed(b)	3,032	3,652
Non-U.S.	9,356	9,033
Current portion of long-term debt(a)(c)(d)	82,419	69,682
Bank deposits(e)	26,959	29,634
Bank borrowings(f)	3,475	10,028
GE Interest Plus notes(g)	5,964	5,633
Other	1,466	3,103
Total	173,458	193,533

Long-term borrowings

Senior notes
Unsecured(a)(d)	304,816	298,665
Asset-backed(h)	4,558	5,002
Subordinated notes(i)	2,774	2,866
Subordinated debentures(j)	7,534	7,315
Bank deposits(k)	9,447	7,220
Total	329,129	321,068
Total borrowings	$502,587	$514,601

(a)
General Electric Capital Corporation (GE Capital) had issued and outstanding $69,132 million ($21,132 million commercial paper and $48,000 million long-term borrowings) and $35,243 million ($21,823 million commercial paper and $13,420 million long-term borrowings) of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2009 and December 31, 2008, respectively. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

(b)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 16.

(c)	Included $222 million and $326 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2009 and December 31, 2008, respectively.

(d)	Included $1,632 million ($113 million short-term and $1,519 million long-term) of borrowings under European government-sponsored programs at June 30, 2009.

(e)
Included $18,757 million and $11,793 million of deposits in non-U.S. banks at June 30, 2009 and December 31, 2008, respectively, and included certificates of deposits distributed by brokers of $8,202 million and $17,841 million at June 30, 2009 and December 31, 2008, respectively.

(f)	Term borrowings from banks with an original term to maturity of less than 12 months.

(g)	Entirely variable denomination floating rate demand notes.

(h)	Included $1,309 million and $2,104 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2009 and December 31, 2008, respectively. See Note 16.

(i)	Included $417 million and $750 million of subordinated notes guaranteed by GE at June 30, 2009 and December 31, 2008, respectively.

(j)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(k)	Included certificates of deposits distributed by brokers with maturities greater than one year of $9,069 million and $6,699 million at June 30, 2009 and December 31, 2008, respectively.

(24)

9. POSTRETIREMENT BENEFIT PLANS

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

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Expected return on plan assets	$(1,127)	$(1,075)	$(2,253)	$(2,150)
Service cost for benefits earned	336	320	689	620
Interest cost on benefit obligation	665	664	1,334	1,325
Prior service cost amortization	80	81	161	162
Net actuarial loss amortization	83	67	173	121
Pension plans cost	$37	$57	$104	$78

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Expected return on plan assets	$(105)	$(140)	$(211)	$(277)
Service cost for benefits earned	82	82	165	162
Interest cost on benefit obligation	109	127	221	251
Prior service cost amortization	3	3	5	6
Net actuarial loss amortization	27	24	56	43
Pension plans cost	$116	$96	$236	$185

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Expected return on plan assets	$(32)	$(33)	$(64)	$(66)
Service cost for benefits earned	85	80	159	143
Interest cost on benefit obligation	177	188	354	386
Prior service cost amortization	168	168	336	336
Net actuarial gain amortization	(27)	(12)	(54)	(3)
Retiree benefit plans cost	$371	$391	$731	$796

10. INCOME TAXES

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion (to $77 billion), resulting in an income tax benefit of $700 million in the first quarter of 2009.

(25)

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
	June 30,	December 31,
(In millions)	2009	2008

Unrecognized tax benefits	$6,925	$6,692
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,863	4,453
Accrued interest on unrecognized tax benefits	1,288	1,204
Accrued penalties on unrecognized tax benefits	98	96
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,400	0-1,500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,300	0-1,100

(a)	Some portion of such reduction might be reported as discontinued operations.

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

11. SHAREOWNERS’ EQUITY

A summary of increases (decreases) in GE shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Net earnings attributable to the Company	$2,671	$5,072	$5,482	$9,376
Investment securities – net	1,553	(586)	918	(1,328)
Currency translation adjustments – net	6,545	(772)	2,485	1,404
Cash flow hedges – net	688	1,739	1,405	122
Benefit plans – net	240	604	479	714
Total	$11,697	$6,057	$10,769	$10,288

Changes to noncontrolling interests during the second quarter of 2009 resulted from net earnings ($12 million), dividends ($(116) million), AOCI ($9 million) and other ($(22) million). Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first six months of 2009 resulted from net earnings ($97 million), dividends ($(339) million), the effects of deconsolidating PTL ($(331) million, including $101 million of AOCI), other AOCI ($(29) million) and other ($(5) million). Changes to the individual components of AOCI attributable to noncontrolling interests were primarily related to changes in currency translation adjustments ($(62) million).

(26)

12. GECS REVENUES FROM SERVICES

GECS revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Interest on loans	$5,054	$6,729	$10,127	$13,228
Equipment leased to others	2,927	3,909	6,412	7,719
Fees	1,099	1,440	2,259	2,809
Financing leases	830	1,186	1,738	2,349
Real estate investments	371	1,138	718	2,299
Premiums earned by insurance activities	500	568	1,010	1,110
Associated companies	309	647	474	1,116
Investment income(a)	993	1,015	1,658	1,857
Net securitization gains	394	319	720	705
Other items(b)(c)	749	1,553	2,267	2,983
Total	$13,226	$18,504	$27,383	$36,175

(a)
Included net other-than-temporary impairments on investment securities of $97 million and $128 million in the second quarters of 2009 and 2008, respectively, and $329 million and $290 million in the first six months of 2009 and 2008, respectively. See Note 3.

(b)
Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 16.

(c)
Included a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC, following our acquisition of a controlling interest in the second quarter of 2009. See Note 7.

(27)

13. EARNINGS PER SHARE INFORMATION

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2009(a)		2008
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation	$2,857	$2,857	$5,394	$5,394
Preferred stock dividends declared	(75)	(75)	–	–
Earnings from continuing operations attributable to
common shareowners for per-share calculation	$2,782	$2,782	$5,394	$5,394
Loss from discontinued operations
for per-share calculation	(194)	(194)	(322)	(322)
Net earnings attributable to GE common
shareowners for per-share calculation	2,589	2,588	5,072	5,072

Average equivalent shares
Shares of GE common stock outstanding	10,609	10,609	9,958	9,958
Employee compensation-related shares,
including stock options	–	–	24	–
Total average equivalent shares	10,609	10,609	9,982	9,958

Per-share amounts
Earnings from continuing operations	$0.26	$0.26	$0.54	$0.54
Loss from discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)
Net earnings	0.24	0.24	0.51	0.51

(28)

	Six months ended June 30
	2009(a)		2008
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation	$5,682	$5,681	$9,745	$9,745
Preferred stock dividends declared	(150)	(150)	–	–
Earnings from continuing operations attributable to
common shareowners for per-share calculation	$5,532	$5,531	$9,745	$9,745
Loss from discontinued operations
for per-share calculation	(215)	(215)	(369)	(369)
Net earnings attributable to GE common
shareowners for per-share calculation	5,317	5,317	9,376	9,376

Average equivalent shares
Shares of GE common stock outstanding	10,585	10,585	9,968	9,968
Employee compensation-related shares,
including stock options	–	–	26	–
Total average equivalent shares	10,585	10,585	9,994	9,968

Per-share amounts
Earnings from continuing operations	$0.52	$0.52	$0.98	$0.98
Loss from discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)
Net earnings	0.50	0.50	0.94	0.94

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

(a)
At June 30, 2009, there were no potential shares included in our diluted EPS calculation because the effect would have been anti-dilutive. Further information about potential common shares is provided in Notes 23 and 24 of our 2008 Form 10-K.

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

(29)

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

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis. There has been no change to the valuation methodologies during 2009.

Investments in Debt and Equity Securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

Annually since our adoption of SFAS 157, we have conducted reviews of our primary pricing vendor, with the assistance of an accounting firm, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we were not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we continue to perform for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of exit prices in accordance with SFAS 157, as amended, and are classified appropriately in the SFAS 157 hierarchy.

(30)

We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Investment securities priced using non-binding broker quotes are included in Level 3. As is the case with our primary pricing vendor, third-party brokers do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the brokers are consistent with the principles of SFAS 157. Level 3 investment securities valued using non-binding broker quotes totaled $1,103 million and $2,074 million at June 30, 2009 and December 31, 2008, respectively, and were classified as available-for-sale securities.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $23,904 million and $21,967 million at June 30, 2009 and December 31, 2008, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $7,276 million and $8,190 million at June 30, 2009 and December 31, 2008, respectively, supporting obligations to holders of guaranteed investment contracts. Such securities are mainly investment grade.

(31)

(In millions)	Level 1	Level 2	Level 3	FIN 39 netting	(a)	Net balance

June 30, 2009
Assets
Investment securities
Debt
U.S. corporate	$191	$18,477	$2,925	$–		$21,593
State and municipal	273	1,496	157	–		1,926
Residential mortgage-backed	57	3,463	62	–		3,582
Commercial mortgage-backed	–	2,296	50	–		2,346
Asset-backed	–	1,000	1,814	–		2,814
Corporate – non-U.S.	143	690	639	–		1,472
Government – non-U.S.	1,283	505	143	–		1,931
U.S. government and federal
agency	2	588	266	–		856
Retained interests	–	–	7,525	–		7,525
Equity
Available-for-sale	489	18	18	–		525
Trading	644	–	–	–		644
Derivatives(b)	–	9,902	964	(5,152)		5,714
Other(c)	1	–	1,031	–		1,032
Total	$3,083	$38,435	$15,594	$(5,152)		$51,960

Liabilities
Derivatives	$–	$9,881	$232	$(5,229)		$4,884
Other(d)	–	656	–	–		656
Total	$–	$10,537	$232	$(5,229)		$5,540

December 31, 2008
Assets
Investment securities
Debt
U.S. corporate	$–	$17,191	$3,209	$–		$20,400
State and municipal	–	1,234	247	–		1,481
Residential mortgage-backed	30	4,141	173	–		4,344
Commercial mortgage-backed	–	2,070	66	–		2,136
Asset-backed	–	880	1,605	–		2,485
Corporate – non-U.S.	69	562	658	–		1,289
Government – non-U.S.	496	422	424	–		1,342
U.S. government and federal
agency	5	515	184	–		704
Retained interests	–	–	6,356	–		6,356
Equity
Available-for-sale	475	12	34	–		521
Trading	83	305	–	–		388
Derivatives(b)	–	18,911	1,142	(7,411)		12,642
Other(c)	1	288	1,105	–		1,394
Total	$1,159	$46,531	$15,203	$(7,411)		$55,482

Liabilities
Derivatives	$2	$12,643	$166	$(7,575)		$5,236
Other(d)	–	1,031	–	–		1,031
Total	$2	$13,674	$166	$(7,575)		$6,267

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(b)
The fair value of derivatives included an adjustment for non-performance risk. At June 30, 2009 and December 31, 2008, the cumulative adjustment was a gain of $77 million and $177 million, respectively.

(c)	Included private equity investments and loans designated under the fair value option.

(d)
Primarily represented the liability associated with certain of our deferred incentive compensation plans accounted for in accordance with EITF Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

(32)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2009 and 2008, and the six months ended June 30, 2009 and 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	April 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$2,744	$(66)		$199	$24	$24		$2,925	$2
State and municipal	90	(1)		44	(1)	25		157	–
Residential
mortgage-backed	106	–		–	–	(44)		62	–
Commercial
mortgage-backed	58	–		–	–	(8)		50	–
Asset-backed	1,580	2		124	122	(14)		1,814	–
Corporate – non-U.S.	595	(4)		96	(36)	(12)		639	–
Government
– non-U.S.	128	–		15	3	(3)		143	–
U.S. government and
federal agency	145	–		121	–	–		266	–
Retained interests	6,444	351		126	604	–		7,525	124
Equity
Available-for-sale	16	–		3	(2)	1		18	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	926	(15)		(22)	(110)	10		789	(103)
Other	1,062	(109)		28	50	–		1,031	(110)
Total	$13,894	$158		$734	$654	$(21)		$15,419	$(87)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Losses from derivatives were more than offset by $66 million in gains from related derivatives included in Level 2 and $5 million in gains from qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $57 million not reflected in the fair value hierarchy table.

(33)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2008

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	April 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$12,719	$258		$6	$167	$680		$13,830	$6
Derivatives(d)	775	(202)		(32)	(50)	–		491	(223)
Other	1,355	2		(5)	(54)	51		1,349	2
Total	$14,849	$58		$(31)	$63	$731		$15,670	$(215)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $16 million not reflected in the fair value hierarchy table.

(34)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$3,220	$(118)		$62	$(60)	$(179)		$2,925	$3
State and municipal	247	–		(107)	(8)	25		157	–
Residential
mortgage-backed	173	–		(15)	(20)	(76)		62	–
Commercial
mortgage-backed	66	–		(8)	–	(8)		50	–
Asset-backed	1,605	9		227	114	(141)		1,814	–
Corporate – non-U.S.	659	(13)		15	35	(57)		639	–
Government
– non-U.S.	424	–		(4)	3	(280)		143	–
U.S. government and
federal agency	183	–		84	(1)	–		266	–
Retained interests	6,356	649		170	350	–		7,525	198
Equity
Available-for-sale	23	(1)		3	(2)	(5)		18	–
Trading	–	–		–	–	–		–	–
Derivatives(d)	1,003	9		(65)	(173)	15		789	(112)
Other	1,105	(137)		11	45	7		1,031	(144)
Total	$15,064	$398		$373	$283	$(699)		$15,419	$(55)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $57 million not reflected in the fair value hierarchy table.

(35)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2008

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$12,447	$341		$(182)	$544	$680		$13,830	$(30)
Derivatives(d)(e)	265	305		22	(101)	–		491	288
Other	1,330	(26)		30	(36)	51		1,349	(13)
Total	$14,042	$620		$(130)	$407	$731		$15,670	$245

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were partially offset by $74 million in losses from related derivatives included in Level 2 and $57 million in losses from qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $16 million not reflected in the fair value hierarchy table.

Non-Recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These include certain loans that are written down to fair value when they are held for sale or when they are written down to the fair value of their underlying collateral when deemed impaired, cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, long-lived assets that are written down to fair value when they are held for sale or determined to be impaired and the remeasurement of retained investments in formerly consolidated subsidiaries. At June 30, 2009 and December 31, 2008, these assets totaled $256 million and $48 million, identified as Level 2, and $11,655 million and $3,145 million, identified as Level 3, respectively. These Level 3 assets primarily comprised our retained investment in PTL ($6,125 million), financing receivables and loans held for sale ($2,911 million), long-lived assets ($1,723 million), primarily real estate held for investment and equipment leased to others, and cost and equity method investments ($744 million) at June 30, 2009.

The following describes the valuation methodologies we use to measure non-financial instruments accounted for at fair value on a non-recurring basis. There has been no change to the valuation methodologies during 2009.

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

(36)

Investments in Subsidiaries and Formerly Consolidated Subsidiaries

Upon a change in control that results in deconsolidation of a subsidiary, a fair value measurement may be required if we sell a controlling interest and retain a noncontrolling stake in the entity. Such investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2009 and June 30, 2008.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Financing receivables and loans held for sale	$(430)	$(273)	$(717)	$(428)
Cost and equity method investments	(266)	(70)	(492)	(139)
Long-lived assets(a)	(189)	(7)	(321)	(35)
Retained investments in formerly consolidated
subsidiaries(a)	11	–	237	–
Total	$(874)	$(350)	$(1,293)	$(602)

(a)	SFAS 157 was adopted for non-financial assets valued on a non-recurring basis as of January 1, 2009.

15. FINANCIAL INSTRUMENTS

On April 1, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require interim disclosures about the fair value of financial instruments. The following table provides information about the assets and liabilities not carried at fair value in our Statement of Financial Position. Consistent with SFAS 107, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 29 to the consolidated financial statements in our 2008 Form 10-K.

(37)

	At
	June 30, 2009			December 31, 2008
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$494	$485	$ (a)	$554	$511
Liabilities
Borrowings	(a)	(13,665)	(13,781)	(a)	(12,202)	(12,267)
GECS
Assets
Loans	(a)	300,094	283,551	(a)	305,376	292,797
Other commercial mortgages	(a)	1,408	1,371	(a)	1,501	1,427
Loans held for sale	(a)	1,791	1,841	(a)	3,640	3,670
Other financial instruments (b)	(a)	2,442	2,518	(a)	2,637	2,810
Liabilities
Borrowings(c)(d)	(a)	(502,587)	(491,201)	(a)	(514,601)	(495,541)
Investment contract benefits	(a)	(4,086)	(4,606)	(a)	(4,212)	(4,536)
Guaranteed investment
contracts	(a)	(9,136)	(9,054)	(a)	(10,828)	(10,677)
Insurance - credit life(e)	1,454	(61)	(40)	1,165	(44)	(31)

(a)	These financial instruments do not have notional amounts.

(b)	Principally cost method investments.

(c)	See Note 8.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2009 and December 31, 2008 would have been reduced by $425 million and $3,776 million, respectively.

(e)	Net of reinsurance of $2,502 million and $3,103 million at June 30, 2009 and December 31, 2008, respectively.

Loan Commitments

	Notional amount at
	June 30,	December 31,
(in millions)	2009	2008

Ordinary course of business lending commitments (a)(b)	$10,703	$8,507
Unused revolving credit lines(c)
Commercial	30,732	26,300
Consumer – principally credit cards	244,176	252,867

(a)	Excluded investment commitments of $2,612 million and $3,501 million as of June 30, 2009 and December 31, 2008, respectively.

(b)
Included a $1,053 million and $1,067 million commitment as of June 30, 2009 and December 31, 2008, respectively, associated with a secured financing arrangement that can increase to a maximum of $4,943 million based on the asset volume under the arrangement.

(c)	Excluded inventory financing arrangement, which may be withdrawn at our option, of $13,427 million and $14,503 million as of June 30, 2009 and December 31, 2008, respectively.

(38)

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

We use derivatives for risk management purposes. As a matter of policy, we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of debt funding to meet this objective. The determination of whether a derivative is used to achieve this objective depends on a number of factors, including customer needs for specific types of financing, and market factors affecting the type of debt we can issue.

Of the outstanding notional amount of $365,000 million, approximately 93%, or $338,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivatives activity primarily relates to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases. These activities are designated as hedges in accordance with SFAS 133, when practicable. When it is not possible to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are accounted for as economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the underlying, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges under SFAS 133 and those that are not.

	At June 30, 2009
	Fair value
(In millions)	Assets	Liabilities

Derivatives accounted for as hedges under SFAS 133
Interest rate contracts	$3,941	$4,348
Currency exchange contracts	3,877	3,900
Other contracts	33	22
	7,851	8,270

Derivatives not accounted for as hedges under SFAS 133
Interest rate contracts	1,121	1,040
Currency exchange contracts	1,621	679
Other contracts	273	124
	3,015	1,843
FIN 39 netting adjustment(a)	(5,152)	(5,229)

Total	$5,714	$4,884

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)
FIN 39 permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty credit risk. At June 30, 2009 and December 31, 2008, the cumulative adjustment for non-performance risk was a gain of $77 million and $177 million, respectively.

(39)

Earnings Effects of Derivatives on the Statement of Earnings

For relationships designated as fair value hedges, which relate entirely to hedges of debt, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. Through June 30, 2009, such adjustments increased the carrying amount of debt outstanding by $2,481 million. The following table provides information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2009.

		Three months ended		Six months ended
		June 30, 2009		June 30, 2009
(In millions)		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
	Financial statement caption	derivatives	items	derivatives	items

Interest rate contracts	Interest and other financial charges	$(4,243)	$4,260	$(5,180)	$5,246
Currency exchange contracts	Interest and other financial charges	(91)	83	(1,058)	1,032

Fair value hedges resulted in $9 million and $40 million of ineffectiveness of which $(48) million and $(75) million reflects amounts excluded from the assessment of effectiveness for the three and six months ended June 30, 2009, respectively.

For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported in the cash flow hedges subaccount of AOCI and reclassified into earnings contemporaneously with the earnings effects of the hedged transaction. Earnings effects of the derivative and the hedged item are reported in the same caption in the Statement of Earnings. Hedge ineffectiveness and components of changes in fair value of the derivative that are excluded from the assessment of effectiveness are recognized in earnings each reporting period.

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

(40)

The following tables provide additional information about the financial statement effects related to our cash flow hedges and net investment hedges for the three and six months ended June 30, 2009.

		Financial statement caption	Gain (loss)
			reclassified
	Gain (loss)		from AOCI
	recognized		into
Three months ended June 30, 2009	in OCI		earnings
(In millions)

Cash flow hedges
Interest rate contracts	$577	Interest and other financial charges	$(558)

Currency exchange contracts	1,803	Interest and other financial charges	996
		Other costs and expenses	(31)
		GECS revenues from services	207
		Sales of goods and services	59

Commodity contracts	29	GECS revenues from services	24
		Other costs and expenses	5

Total	$2,409		$702

	Gain (loss)		Gain (loss)
	recognized		reclassified
	in CTA		from CTA
Net investment hedges
Currency exchange contracts	$(5,629)	GECS revenues from services	$9

		Financial statement caption	Gain (loss)
			reclassified
	Gain (loss)		from AOCI
	recognized		into
Six months ended June 30, 2009	in OCI		earnings
(In millions)

Cash flow hedges
Interest rate contracts	$676	Interest and other financial charges	$(1,044)

Currency exchange contracts	2,328	Interest and other financial charges	993
		Other costs and expenses	(108)
		GECS revenues from services	(62)
		Sales of goods and services	62

Commodity contracts	34	GECS revenues from services	24
		Other costs and expenses	(3)

Total	$3,038		$(138)

	Gain (loss)		Gain (loss)
	recognized		reclassified
	in CTA		from CTA
Net investment hedges
Currency exchange contracts	$(3,274)	GECS revenues from services	$(30)

Of the total pre-tax amount recorded in AOCI, $3,217 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,744 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first six months of 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 27 years and related to hedges of anticipated interest payments associated with external debt.

(41)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts totaled $9 million and $2 million for the three and six months ended June 30, 2009, respectively, and primarily appear in GECS revenues from services. Ineffectiveness from net investment hedges was $(167) million and $(557) million for the three and six months ended June 30, 2009, respectively, which primarily related to changes in value of the forward points that under our hedge accounting designations are excluded from the assessment of effectiveness and recorded directly into earnings. These amounts appear in the “Interest and other financial charges” caption in the Statement of Earnings.

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other market risks. Gains or losses related to the derivative are recorded in predefined captions in the Statement of Earnings, typically “GECS revenues from services” or “Other income,” based on our accounting policy. In general, the earnings effects of the item that represents the economic risk exposure is recorded in the same caption as the derivative. Gains for the first six months of 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $272 million, related to interest rate contracts of $256 million, currency exchange contracts of $(23) million and equity, credit and commodity derivatives of $39 million.

Counterparty Credit Risk

To lower our exposure to credit risk, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require assignment or termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require assignment or termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net derivative liability subject to these provisions was approximately $2,554 million at June 30, 2009. In addition to these provisions, in certain of these master agreements, we also have collateral arrangements that provide us with the right to hold collateral (cash or U.S. Treasuries or other highly-rated securities) when the current market value of derivative contracts exceeds a specified limit. We also have a limited number of such collateral agreements under which we must post collateral. Under these agreements and in the normal course of business, the fair value of collateral posted by counterparties at June 30, 2009, was approximately $5,407 million, of which $1,651 million was held in cash and $3,756 million represented pledged securities. The fair value of collateral posted by us was approximately $2,068 million, of which $676 million was cash and $1,392 million represented securities repledged.

More information regarding our counterparty credit risk and master agreements can be found in Note 29 to the consolidated financial statements in our 2008 Form 10-K.

Guarantees of Derivatives

We do not sell credit default swaps; however, as part of our risk management services, we provide certain performance guarantees to third-party financial institutions related to plain vanilla interest rate swaps on behalf of some customers related to variable rate loans we have extended to them. The fair value of such guarantees was $30 million at June 30, 2009. The aggregate fair value of customer derivative contracts in a liability position at June 30, 2009, was $314 million before consideration of any offsetting effect of collateral. At June 30, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our strict underwriting criteria, we believe the likelihood that we will be required to perform under these guarantees is remote.

(42)

16. OFF-BALANCE SHEET ARRANGEMENTS

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which meet specific characteristics defined in U.S. GAAP that exclude them from the scope of consolidation standards. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We did not provide non-contractual support to any consolidated VIE, unconsolidated VIE or QSPE in the six months ended June 30, 2009. We do not have implicit support arrangements with any VIE or QSPE.

Variable Interest Entities

When evaluating whether we are the primary beneficiary of a VIE, and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine who is the primary beneficiary.

Consolidated Variable Interest Entities

For additional information about our consolidated VIEs, see Note 30 to the consolidated financial statements in our 2008 Form 10-K. Consolidated VIEs at June 30, 2009 and December 31, 2008 follow:

	At
	June 30, 2009		December 31, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities

Consolidated, liquidating securitization entities(a)	$3,271	$3,141	$4,000	$3,868
Trinity(b)	7,720	9,341	9,192	11,623
Penske Truck Leasing Co., L.P. (PTL)(c)	–	–	7,444	1,339
Other(d)	5,281	3,868	5,990	4,426
	$16,272	$16,350	$26,626	$21,256

(a)
If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we could be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we could be required to provide in the event of such a downgrade is determined by contract and totaled $3,120 million at June 30, 2009. The borrowings of these entities are reflected in our Statement of Financial Position.

(b)
If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide approximately $2,802 million to such entities as of June 30, 2009 pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. The borrowings of these entities are reflected in our Statement of Financial Position.

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

(d)
A majority of the remaining assets and liabilities of VIEs that are included in our consolidated financial statements were acquired in transactions subsequent to adoption of FIN 46(R) on January 1, 2004. Assets of these entities consist of amortizing securitizations of financial assets originated by acquirees in Australia and Japan, and real estate partnerships. We have no recourse arrangements with these entities.

(43)

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

Investments in unconsolidated VIEs at June 30, 2009 and December 31, 2008 follow:

	At
	June 30,	December 31,
(In millions)	2009	2008

Other assets(a)	$8,217	$1,897
Financing receivables	525	974
Total investment	8,742	2,871
Contractual obligations to fund new investments	1,496	1,159
Maximum exposure to loss	$10,238	$4,030

(a)	At June 30, 2009, our remaining investment in PTL of $6,126 million comprised a 49.9% partnership interest of $973 million and loans and advances of $5,153 million.

Other than those entities described above, we also hold passive investments in RMBS, CMBS and asset-backed securities issued by entities that may be either VIEs or QSPEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. As we have no formal involvement in such entities beyond our investment, we believe that the likelihood is remote that we would be required to consolidate them. Further information about such investments is provided in Note 3.

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

When we securitize financing receivables we retain interests in the transferred receivables in two forms: a seller’s interest in the assets of the QSPE, which we classify as financing receivables, and subordinated interests in the assets of the QSPE, which we classify as investment securities. In certain credit card receivables trusts, we are required to maintain minimum free equity (subordinated interest) of 4% or 7% depending on the credit rating of GE Capital.

(44)

Financing receivables transferred to securitization entities that remained outstanding and our retained interests in those financing receivables at June 30, 2009 and December 31, 2008 follow.

			Commercial		Credit card		Other		Total
(In millions)	Equipment	(a)(b)(c)	real estate	(b)	receivables	(c)	assets	(b)	assets

June 30, 2009
Asset amount outstanding	$11,396		$7,634		$23,806		$4,257		$47,093
Included within the amount above
are retained interests of:
Financing receivables(d)	483		–		2,565		–		3,048
Investment securities	977		246		5,940		322		7,485

December 31, 2008
Asset amount outstanding	$13,298		$7,970		$26,046		$5,250		$52,564
Included within the amount above
are retained interests of:
Financing receivables(d)	339		–		3,802		–		4,141
Investment securities	747		222		4,806		532		6,307

(a)	Included inventory floorplan receivables.

(b)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who purchased debt in the QSPEs. We have not entered into additional arrangements since that date. At June 30, 2009 and December 31, 2008, liquidity support totaled $2,119 million and $2,143 million, respectively. Credit support totaled $2,115 million and $2,164 million at June 30, 2009 and December 31, 2008, respectively.

(c)
As permitted by the terms of the applicable trust documents, in June 2009, we transferred $268 million of floorplan financing receivables to the GE Dealer Floorplan Master Note Trust and $145 million of credit card receivables to the GE  Capital Credit Card Master Note Trust in exchange for additional subordinated interests. These actions had the effect of maintaining the ‘Aaa’ ratings of the securities issued by these entities.

(d)	Uncertificated seller’s interests.

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction in accordance with SFAS 157. Further information about how fair value is determined is presented in Note 14. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for in a similar manner to our on-book financing receivables.

(45)

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at June 30, 2009 and December 31, 2008 follow.

		Commercial	Credit card	Other
(In millions)	Equipment	real estate	receivables	assets

June 30, 2009
Discount rate(a)	11.1%	22.7%	11.6%	9.2%
Effect of
10% adverse change	$(12)	$(14)	$(51)	$(1)
20% adverse change	(24)	(27)	(100)	(2)

Prepayment rate(a)(b)	22.9%	10.6%	8.9%	53.2%
Effect of
10% adverse change	$(2)	$(2)	$(72)	$-
20% adverse change	(5)	(3)	(138)	-

Estimate of credit losses(a)	1.3%	2.8%	15.5%	-%
Effect of
10% adverse change	$(9)	$(3)	$(216)	$-
20% adverse change	(19)	(6)	(428)	-

Remaining weighted average
asset lives (in months)	16	55	10	4
Net credit losses for the quarter	$74	$106	$860	$9
Delinquencies	139	151	1,362	88

December 31, 2008
Discount rate(a)	17.6%	25.8%	15.1%	13.4%
Effect of
10% adverse change	$(15)	$(14)	$(53)	$(1)
20% adverse change	(30)	(26)	(105)	(3)

Prepayment rate(a)(b)	19.5%	11.3%	9.6%	52.0%
Effect of
10% adverse change	$(2)	$(3)	$(60)	$-
20% adverse change	(5)	(7)	(118)	(1)

Estimate of credit losses(a)	0.7%	1.3%	16.2%	-%
Effect of
10% adverse change	$(5)	$(2)	$(223)	$-
20% adverse change	(10)	(4)	(440)	-

Remaining weighted average
asset lives (in months)	14	55	10	4
Net credit losses for the year	$89	$28	$1,512	$5
Delinquencies	123	260	1,833	80

(a)	Based on weighted averages.

(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(46)

Activity related to retained interests classified as investment securities in our consolidated financial statements for the three and six months ended June 30, 2009 and 2008 follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Cash flows on transfers
Proceeds from new transfers	$3,200	$2,333	$3,200	$3,656
Proceeds from collections reinvested in revolving
period transfers	14,940	19,619	31,027	39,054
Cash flows on retained interests recorded as
investment securities	1,757	1,545	3,354	3,031

Effect on GECS revenues from services
Net gain on sale	$394	$319	$720	$705
Change in fair value of retained interests
recorded in earnings	85	(18)	172	(93)
Other-than-temporary impairments	(31)	(33)	(62)	(144)

Derivative Activities

Our QSPEs use derivatives to eliminate interest rate risk between the assets and liabilities. At inception of the transaction, the QSPE will enter into derivative contracts to receive a floating rate of interest and pay a fixed rate with terms that effectively match those of the financial assets held. In some cases, we are the counterparty to such derivative contracts, in which case a second derivative is executed with a third party to substantially eliminate the exposure created by the first derivative. The fair value of such derivative contracts was $526 million and $752 million at June 30, 2009 and December 31, 2008, respectively. We have no other derivatives arrangements with QSPEs or other VIEs.

Servicing Activities

The amount of our servicing assets and liabilities was insignificant at June 30, 2009 and December 31, 2008. We received servicing fees from QSPEs of $148 million and $160 million, respectively, for the three months ended June 30, 2009 and 2008, and $303 million and $324 million, respectively, for the first six months ended June 30, 2009 and 2008.

At June 30, 2009 and December 31, 2008, accounts payable included $4,021 million and $4,446 million, respectively, representing obligations to QSPEs for collections received in our capacity as servicer from obligors of the QSPEs.

Included in other GECS receivables at June 30, 2009 and December 31, 2008, were $2,563 million and $2,346 million, respectively, relating to amounts owed by QSPEs to GE, principally for the purchase of financial assets.

(47)

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

	Six months ended June 30
(In millions)	2009	2008

Operating
Sum of GE and GECS cash from operating activities –
continuing operations	$5,398	$21,061
Elimination of GECS dividend to GE	–	(2,019)
Net increase in GE customer receivables sold to GECS	(765)	(1,087)
Other reclassifications and eliminations	964	(350)
Consolidated cash from operating activities – continuing operations	$5,597	$17,605

Investing
Sum of GE and GECS cash from (used for) investing activities –
continuing operations	$17,950	$(41,180)
Net increase in GE customer receivables sold to GECS	765	1,087
Capital contribution from GE to GECS	9,500	–
Other reclassifications and eliminations	(1,114)	92
Consolidated cash from (used for) investing activities – continuing operations	$27,101	$(40,001)

Financing
Sum of GE and GECS cash from (used for) financing activities –
continuing operations	$(19,922)	$23,510
Elimination of short-term intercompany borrowings(a)	984	279
Elimination of GECS dividend to GE	–	2,019
Capital contribution from GE to GECS	(9,500)	–
Other reclassifications and eliminations	(131)	(139)
Consolidated cash from (used for) financing activities – continuing operations	$(28,569)	$25,669

(a)	Includes GE investment in GECS short-term borrowings, such as commercial paper.

In the GE and GECS columns of our Statement of Cash Flows for the year ended December 31, 2008, we properly reported a $5,500 million capital contribution from GE to GECS as an investing use of cash by GE (included in the caption “All other investing activities”) and a financing source of cash to GECS (included in the caption “All other financing activities”). This intercompany transaction was not eliminated in deriving our consolidated cash flows. As a result, our consolidated cash used for investing activities and our consolidated cash from financing activities were both overstated by the amount of the capital contribution. This item had no effect on our consolidated cash from operating activities or total consolidated cash flows, nor did it affect our financial position or results of operations. We will correct this immaterial item in our 2009 Annual Report on Form 10-K.

(48)

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

Overview

Earnings from continuing operations attributable to the Company decreased 47% to $2.865 billion in the second quarter of 2009 compared with $5.394 billion in the second quarter of 2008. Earnings per share (EPS) from continuing operations were $0.26 in the second quarter of 2009, down 52% compared with $0.54 in the second quarter of 2008.

For the first six months of 2009, earnings from continuing operations attributable to the Company decreased 42% to $5.697 billion compared with $9.745 billion for the same period in 2008. EPS from continuing operations were $0.52 in the first six months of 2009, down 47% compared with $0.98 in the first six months of 2008.

Loss from discontinued operations, net of taxes, was $0.2 billion in the second quarter of 2009 compared with $0.3 billion in the second quarter of 2008, and included the results of GE Money Japan (our Japanese personal loan business, Lake, and Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), Plastics, Advanced Materials, most of GE Insurance Solutions Corporation (GE Insurance Solutions), GE Life and Genworth Financial, Inc. (Genworth).

Loss from discontinued operations, net of taxes, was $0.2 billion for the first six months of 2009 compared with $0.4 billion for the same period in 2008.

Net earnings attributable to GE common shareowners decreased 49% to $2.596 billion and EPS decreased 53% to $0.24 in the second quarter of 2009 compared with $5.072 billion and $0.51, respectively, in the second quarter of 2008.

For the first six months of 2009, net earnings attributable to GE common shareowners decreased 43% to $5.332 billion, compared with $9.376 billion for the same period in 2008, and EPS decreased 47% to $0.50, compared with $0.94 in the first six months of 2008.

Revenues of $39.1 billion in the second quarter of 2009 were 17% lower than in the second quarter of 2008, reflecting organic revenue declines, the stronger U.S. dollar and the net effects of acquisitions and dispositions. Industrial sales decreased 7% to $26.0 billion, reflecting the stronger U.S. dollar and organic revenue declines. Sales of product services (including sales of spare parts and related services) decreased 6% to $9.0 billion in the second quarter of 2009. Financial services revenues decreased 29% over the comparable period of last year to $13.4 billion, reflecting organic revenue declines, the stronger U.S. dollar and the net effects of acquisitions and dispositions.

(49)

Revenues of $77.5 billion for the first six months of 2009 were 13% lower than revenues of $89.1 billion for the first six months of 2008. Industrial sales of $50.0 billion were 4% lower than in 2008 reflecting the stronger U.S. dollar and organic revenue declines. Financial services revenues for the first six months of 2009 decreased 25% to $27.9 billion as a result of organic revenue declines, the stronger U.S. dollar and the net effects of acquisitions and dispositions.

Overall, acquisitions contributed $1.4 billion and $2.1 billion to consolidated revenues in the second quarters of 2009 and 2008, respectively. Our consolidated earnings in the second quarters of 2009 and 2008 included approximately $0.4 billion and $0.3 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.8 billion and an insignificant amount in the second quarters of 2009 and 2008, respectively. The effect of dispositions on earnings was an insignificant amount and an increase of $0.1 billion in the second quarters of 2009 and 2008, respectively.

Acquisitions contributed $2.6 billion and $4.4 billion to consolidated revenues in the first six months of 2009 and 2008, respectively. Our consolidated net earnings in the first six months of 2009 and 2008 included approximately $0.8 billion and $0.4 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $1.9 billion in the first six months of 2009 and higher revenues of $0.5 billion in the first six months of 2008. The effect of dispositions on earnings was an increase of $0.4 billion in both the first six months of 2009 and 2008.

The most significant acquisitions affecting results in 2009 were Airfoils Technologies International – Singapore Pte. Ltd. (ATI-Singapore) and Vital Signs, Inc. at Technology Infrastructure; Hydril Pressure Control at Energy Infrastructure; and CitiCapital, BAC Credomatic (BAC), Bank BPH and Interbanca S.p.A. at Capital Finance.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Technology Infrastructure, NBC Universal and Consumer & Industrial; included in determining segment profit, which we sometimes refer to as “net earnings,” for Capital Finance.

We have reclassified certain prior-period amounts to conform to the current-period’s presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(50)

Energy Infrastructure
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$9,577	$9,671	$17,816	$17,395

Segment profit	$1,792	$1,579	$3,065	$2,649

Revenues
Energy(a)	$7,803	$7,912	$14,744	$14,268
Oil & Gas	1,948	1,895	3,491	3,430

Segment profit
Energy(a)	$1,542	$1,346	$2,692	$2,283
Oil & Gas	283	255	462	416

(a)	Effective January 1, 2009, our Water business was combined with Energy. Prior-period amounts were reclassified to conform to the current-period’s presentation.

Energy Infrastructure revenues decreased 1%, or $0.1 billion, in the second quarter of 2009 as higher prices ($0.4 billion) and higher volume ($0.1 billion) were more than offset by the stronger U.S. dollar ($0.4 billion) and lower other income ($0.2 billion), primarily related to marks on foreign currency contracts and the lack of a current-year counterpart to a transaction gain. Higher prices were primarily at Energy. Higher volume at Oil & Gas, primarily related to increased equipment sales, was somewhat offset by lower volume at Energy related to decreases in sales of services. The effects of the stronger U.S. dollar were at both Oil & Gas and Energy.

Segment profit increased 13%, or $0.2 billion, as higher prices ($0.4 billion) and lower material and other costs ($0.1 billion) were partially offset by lower other income ($0.3 billion), primarily related to marks on foreign currency contracts and the lack of a current-year counterpart to a transaction gain. Lower material and other costs were primarily at Energy.

Energy Infrastructure revenues increased 2%, or $0.4 billion, in the first six months of 2009 on higher volume ($0.9 billion), including customer contract termination fees, and higher prices ($0.7 billion), partially offset by the stronger U.S. dollar ($0.8 billion) and lower other income ($0.4 billion), primarily related to marks on foreign currency contracts and the lack of a current-year counterpart to a transaction gain. The increase in volume reflected increased sales of thermal equipment at Energy, and the effects of acquisitions and increased equipment sales at Oil & Gas. The increase in price was primarily at Energy and the effects of the stronger U.S. dollar were at both Oil & Gas and Energy.

Segment profit for the first six months of 2009 increased 16%, or $0.4 billion, as higher prices ($0.7 billion), higher volume ($0.1 billion) and the effects of productivity ($0.1 billion) were partially offset by lower other income ($0.4 billion), primarily related to marks on foreign currency contracts and the lack of a current-year counterpart to a transaction gain. The increase in volume was at both Energy and Oil & Gas, while the effects of productivity were primarily at Oil & Gas. Included in segment results was a decrease of $0.2 billion to revenues and $0.1 billion to segment profit related to a change in estimate of measuring progress towards long-term contract completion at Vetco Gray.

(51)

Technology Infrastructure
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$10,555	$11,851	$20,991	$22,311

Segment profit	$1,833	$2,056	$3,636	$3,757

Revenues
Aviation	$4,619	$4,923	$9,436	$9,243
Enterprise Solutions	918	1,235	1,831	2,340
Healthcare	3,964	4,491	7,509	8,378
Transportation	1,069	1,202	2,240	2,350

Segment profit
Aviation	$923	$914	$2,003	$1,689
Enterprise Solutions	90	162	192	316
Healthcare	590	747	1,001	1,275
Transportation	236	241	453	495

Technology Infrastructure revenues decreased 11%, or $1.3 billion, in the second quarter of 2009 as lower volume ($1.1 billion) and the stronger U.S. dollar ($0.3 billion) were partially offset by higher prices ($0.1 billion). The decrease in volume was across all businesses in the segment. The effects of the stronger U.S. dollar were primarily at Healthcare and Enterprise Solutions. Higher prices were primarily at Aviation.

Segment profit decreased 11%, or $0.2 billion, primarily from lower volume ($0.3 billion), partially offset by higher prices ($0.1 billion). The decrease in volume was across all businesses in the segment.

Technology Infrastructure revenues decreased 6%, or $1.3 billion, in the first six months of 2009 as lower volume ($1.3 billion) and the stronger U.S. dollar ($0.6 billion) were offset by higher prices ($0.2 billion) and gains related to acquisitions and dispositions ($0.4 billion), including the ATI-Singapore acquisition and the Times Microwave Systems disposition. The decrease in volume was across all businesses in the segment. The effects of the stronger U.S. dollar were at Healthcare, Enterprise Solutions and Aviation. Higher prices were primarily at Aviation.

Segment profit for the first six months of 2009 decreased 3%, or $0.1 billion, primarily from lower volume ($0.4 billion), higher labor and other costs ($0.1 billion) and lower productivity ($0.1 billion), partially offset by higher prices ($0.2 billion) and gains related to acquisitions and dispositions ($0.4 billion), including the ATI-Singapore acquisition and the Times Microwave Systems disposition. The decrease in volume was across all businesses in the segment. The increase in labor and other costs primarily related to Aviation. The effects of productivity related to Healthcare, Transportation and Enterprise Solutions, partially offset by Aviation.

NBC Universal revenues of $3.6 billion decreased 8%, or $0.3 billion, in the second quarter of 2009 on lower earnings and impairments related to associated companies and investment securities ($0.2 billion) and lower advertising revenues in our broadcast television business ($0.1 billion). Segment profit of $0.5 billion decreased 41%, or $0.4 billion, on lower earnings and impairments related to associated companies and investment securities ($0.3 billion), the effects of lower advertising revenues in our broadcast television business ($0.1 billion) and lower earnings in film ($0.1 billion).

(52)

NBC Universal revenues of $7.1 billion for the first six months of 2009 decreased 5%, or $0.4 billion, compared to the comparable period of 2008 on lower earnings and impairments related to associated companies and investment securities ($0.3 billion), lower revenues in film ($0.1 billion) and lower revenues in our broadcast television business ($0.1 billion), partially offset by higher revenues in our cable business ($0.1 billion). Broadcast television results reflect lower advertising revenues, partially offset by revenues from the 2009 Super Bowl broadcast. Segment profit of $0.9 billion decreased 43%, or $0.7 billion, on lower earnings and impairments related to associated companies and investment securities ($0.4 billion), lower earnings in our broadcast television business ($0.3 billion) and lower earnings in film ($0.2 billion), partially offset by higher earnings in our cable business ($0.1 billion).

Capital Finance
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues	$12,797	$17,981	$25,885	$34,950

Segment profit	$590	$2,903	$1,709	$5,582

	At
	June 30,	June 30,	December 31,
(In millions)	2009	2008	2008

Total assets	$557,169	$628,232	$572,903

	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Revenues
Commercial Lending and Leasing (CLL)(a)	$5,219	$7,217	$10,797	$13,823
Consumer (formerly GE Money)(a)	4,883	6,656	9,630	13,096
Real Estate	1,013	1,964	1,988	3,847
Energy Financial Services	490	989	1,134	1,759
GE Capital Aviation Services (GECAS)	1,192	1,155	2,336	2,425

Segment profit
CLL(a)	$232	$908	$454	$1,596
Consumer(a)	243	1,065	970	2,056
Real Estate	(237)	484	(410)	960
Energy Financial Services	65	167	140	300
GECAS	287	279	555	670

	At
	June 30,	June 30,	December 31,
(In millions)	2009	2008	2008

Assets
CLL(a)	$219,378	$241,375	$228,176
Consumer(a)	180,538	226,283	187,927
Real Estate	83,960	90,611	85,266
Energy Financial Services	22,956	21,580	22,079
GECAS	50,337	48,383	49,455

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(53)

Capital Finance revenues decreased 29% and net earnings decreased 80% compared with the second quarter of 2008. Revenues for the second quarter of 2009 included $1.1 billion of revenue from acquisitions, and were reduced by $1.6 billion as a result of dispositions. Revenues for the quarter also decreased $4.7 billion compared with the second quarter of 2008 as a result of organic revenue declines, driven by a lower asset base and a lower interest rate environment, and the stronger U.S. dollar. Net earnings decreased by $2.3 billion in the second quarter of 2009 compared with the second quarter of 2008, primarily due to higher provisions for losses on financing receivables associated with the challenging economic environment, partially offset by lower selling, general and administrative costs.

Capital Finance revenues decreased 26% and net earnings decreased 69% compared with the first six months of 2008. Revenues for the first six months of 2009 and 2008 included $1.8 billion and $0.2 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $2.0 billion as a result of dispositions. Revenues for the first six months also decreased $8.6 billion compared with the first six months of 2008 as a result of organic revenue declines, primarily driven by a lower asset base and a lower interest rate environment, and the stronger U.S. dollar. Net earnings decreased by $3.9 billion in the first six months of 2009 compared with the first six months of 2008, primarily due to higher provisions for losses on financing receivables associated with the challenging economic environment, partially offset by lower selling, general and administrative costs.

During the first six months of 2009, General Electric Capital Corporation (GE Capital) provided $34 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $35 billion of credit to approximately 50 million U.S. consumers. GE Capital provided credit to approximately 16,000 new commercial customers and 23,000 new small businesses during the first six months of 2009 in the U.S. and ended the period with outstanding credit to more than 330,000 commercial customers and 145,000 small businesses through retail programs in the U.S.

Additional information about certain Capital Finance businesses follows.

CLL revenues decreased 28% and net earnings decreased 74% compared with the second quarter of 2008. Revenues for the second quarter of 2009 included $0.7 billion from acquisitions, and were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues for the quarter also decreased $1.5 billion compared with the second quarter of 2008 as a result of organic revenue declines ($1.1 billion) and the stronger U.S. dollar ($0.4 billion). Net earnings decreased by $0.7 billion in the second quarter of 2009, resulting from higher provisions for losses on financing receivables ($0.3 billion), lower gains ($0.2 billion) and declines in lower-taxed earnings from global operations ($0.1 billion), partially offset by acquisitions ($0.2 billion).

CLL revenues decreased 22% and net earnings decreased 72% compared with the first six months of 2008. Revenues for the first six months of 2009 and 2008 included $1.2 billion and $0.1 billion from acquisitions, respectively, and were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues for the first six months of 2009 also included $0.3 billion related to a gain on the partial sale of a limited partnership interest in PTL and remeasurement of our retained investment. Revenues for the first six months decreased $3.2 billion compared with the first six months of 2008 as a result of organic revenue declines ($2.5 billion) and the stronger U.S. dollar ($0.7 billion). Net earnings decreased by $1.1 billion in the first six months of 2009, resulting from higher provisions for losses on financing receivables ($0.5 billion), lower gains ($0.4 billion), declines in lower-taxed earnings from global operations ($0.2 billion) and lower investment income ($0.1 billion), partially offset by acquisitions ($0.3 billion). Net earnings also included mark-to-market losses and other-than-temporary impairments ($0.2 billion) and the absence of the 2008 Genpact gain ($0.3 billion), partially offset by the gain on PTL sale and remeasurement ($0.3 billion).

(54)

Consumer revenues decreased 27% and net earnings decreased 77% compared with the second quarter of 2008. Revenues for the second quarter of 2009 included $0.4 billion from acquisitions (including a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC related to the acquisition of a controlling interest in BAC (BAC acquisition gain)) and were reduced by $0.4 billion as a result of dispositions. Revenues for the quarter decreased $1.8 billion compared with the second quarter of 2008 as a result of organic revenue declines ($1.1 billion) and the stronger U.S. dollar ($0.7 billion). The decrease in net earnings resulted from core declines ($1.2 billion), partially offset by the BAC acquisition gain ($0.2 billion) and higher securitization income ($0.1 billion). Core declines primarily resulted from lower results in the U.S. and U.K., reflecting higher provisions for losses on financing receivables ($0.7 billion), a decline in lower-taxed earnings from global operations ($0.3 billion) and higher impairments ($0.1 billion).

Consumer revenues decreased 26% and net earnings decreased 53% compared with the first six months of 2008. Revenues for the first six months of 2009 included $0.5 billion from acquisitions (including the BAC acquisition gain of $0.3 billion) and were reduced by $0.9 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues for the first six months decreased $2.7 billion compared with the first six months of 2008 as a result of the stronger U.S. dollar ($1.4 billion) and organic revenue declines ($1.3 billion). The decrease in net earnings resulted primarily from core declines ($1.2 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.1 billion) and the BAC acquisition gain ($0.2 billion). Core declines primarily resulted from lower results in the U.S. & U.K., reflecting higher provisions for losses on financing receivables ($1.2 billion) and higher impairments ($0.1 billion), partially offset by growth in lower-taxed earnings from global operations ($0.1 billion). The first six months of 2009 benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

Real Estate revenues decreased 48% and net earnings decreased 149% compared with the second quarter of 2008. Revenues for the quarter decreased $1.0 billion compared with the second quarter of 2008 as a result of organic revenue declines ($0.8 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.1 billion). Real Estate net earnings decreased $0.7 billion compared with the second quarter of 2008, primarily from a decrease in gains on sales of properties as compared to the prior period ($0.4 billion) and an increase in provisions for losses on financing receivables and impairments ($0.4 billion). Depreciation expense on real estate equity investments totaled $0.3 billion in both the second quarters of 2009 and 2008.

Real Estate revenues decreased 48% and net earnings decreased 143% compared with the first six months of 2008. Revenues for the first six months decreased $1.9 billion compared with the first six months of 2008 as a result of organic revenue declines ($1.7 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.2 billion). Real Estate net earnings decreased $1.4 billion compared with the first six months of 2008, primarily from a decrease in gains on sales of properties as compared to the prior period ($0.9 billion) and an increase in provisions for losses on financing receivables and impairments ($0.5 billion). Depreciation expense on real estate equity investments totaled $0.6 billion in both the first six months of 2009 and 2008.

Energy Financial Services revenues decreased 50% and net earnings decreased 61% compared with the second quarter of 2008. Revenues for the quarter decreased $0.5 billion compared with the second quarter of 2008 as a result of organic declines ($0.5 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period.

Energy Financial Services revenues decreased 36% and net earnings decreased 53% compared with the first six months of 2008. Revenues for the first six months of 2009 included $0.1 billion of gains from dispositions. Revenues for the first six months also decreased $0.7 billion compared with the first six months of 2008 as a result of organic declines ($0.7 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

(55)

GECAS revenues increased 3% and net earnings increased 3% compared with the second quarter of 2008. The increase in revenues resulted primarily from organic revenue growth, partially offset by lower asset sales. The increase in net earnings resulted primarily from core growth, partially offset by lower asset sales.

GECAS revenues decreased 4% and net earnings decreased 17% compared with the first six months of 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion), partially offset by organic revenue growth ($0.1 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.1 billion), partially offset by core growth.

Consumer & Industrial revenues of $2.5 billion decreased 20%, or $0.6 billion, in the second quarter of 2009 compared with the second quarter of 2008, as lower volume ($0.6 billion) and the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.1 billion). The decrease in volume primarily reflected tightened consumer spending in the U.S. and European markets. Segment profit decreased 20% in the second quarter of 2009 as lower productivity ($0.1 billion) and lower volume more than offset higher prices ($0.1 billion).

Consumer & Industrial revenues of $4.7 billion decreased 21%, or $1.3 billion, in the first six months of 2009 compared with the first six months of 2008, as lower volume ($1.3 billion) and the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.1 billion). The decrease in volume primarily reflected tightened consumer spending in the U.S. and European markets. Segment profit decreased 48%, or $0.1 billion, in the first six months of 2009 as lower productivity ($0.2 billion) and lower volume ($0.1 billion) were partially offset by higher prices ($0.1 billion).

Discontinued Operations
	Three months ended June 30		Six months ended June 30
(In millions)	2009	2008	2009	2008

Loss from discontinued operations,
net of taxes	$(194)	$(322)	$(215)	$(369)

Discontinued operations comprised GE Money Japan, WMC, Plastics, Advanced Materials, GE Insurance Solutions, GE Life, and Genworth. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2009, primarily reflected the incremental loss ($0.1 billion) related to our sale of GE Money Japan.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2008, primarily reflected the estimated incremental loss on disposal ($0.2 billion) and the loss from operations ($0.1 billion) at GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

Corporate items and eliminations revenues in the second quarter of 2009 decreased by $0.2 billion due to an increase in net losses on hedging activity ($0.3 billion). Corporate items and eliminations costs increased by $0.1 billion compared to second quarter 2008 due to an increase in net losses on hedging activity ($0.2 billion) and restructuring, rationalization and other charges ($0.1 billion), partially offset by lower corporate staff and incentive costs ($0.1 billion).

(56)

Corporate items and eliminations revenues in the first six months of 2009 were flat compared to the first six months of 2008 due to an increase in net gains on hedging activity ($0.3 billion), partially offset by lower revenues from insurance activities ($0.2 billion) and lower income from guaranteed investment contracts ($0.2 billion). Corporate items and eliminations costs increased by $0.1 billion compared to the first six months 2008 due to an increase in restructuring, rationalization and other charges ($0.3 billion), partially offset by lower corporate staff and incentive costs ($0.2 billion).

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the second quarter of 2009, these included $0.1 billion at each of Technology Infrastructure and Capital Finance, primarily for restructuring, rationalization and other charges. In the first six months of 2009, these included $0.2 billion at Technology Infrastructure and $0.1 billion at each of Energy Infrastructure, Consumer & Industrial and Capital Finance, primarily for restructuring, rationalization and other charges and $0.2 billion at NBC Universal, primarily for restructuring, rationalization and other charges and technology and product development costs. (GECS amounts on an after-tax basis).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first six months of 2009 resulted from the following:

•
We completed the exchange of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank;

•	In order to improve tangible capital and reduce leverage, GE contributed $9.5 billion to GECS, of which $8.8 billion was subsequently contributed to GE Capital;

•	The U.S. dollar was weaker at June 30, 2009 than at December 31, 2008, increasing the translated levels of our non-U.S. dollar assets and liabilities;

•	We deconsolidated PTL following our partial sale during the first quarter of 2009;

•	We purchased a controlling interest in BAC in the second quarter of 2009; and

•	At GECS, collections on financing receivables exceeded originations by approximately $25 billion in the first half of 2009.

Consolidated assets were $778.2 billion at June 30, 2009, a decrease of $19.6 billion from December 31, 2008. GE assets increased $3.5 billion, and financial services assets decreased $10.1 billion.

GE assets were $202.4 billion at June 30, 2009, a $3.5 billion increase from December 31, 2008. The increase reflects a $14.6 billion increase in investment in GECS, partially offset by a $9.1 billion decrease in cash and equivalents (primarily related to a $9.5 billion capital contribution to GECS during the first quarter) and a $2.8 billion decrease in current receivables.

Financial Services assets were $650.8 billion at June 30, 2009. The $10.1 billion decrease from December 31, 2008 was primarily attributable to decreases in net financing receivables of $13.0 billion, assets held for sale of $10.3 billion and a reduction in derivative assets of $6.6 billion, partially offset by increases in cash and equivalents of $12.5 billion, investment securities of $3.9 billion and goodwill of $2.0 billion.

Consolidated liabilities of $657.7 billion at June 30, 2009, a $26.4 billion decrease from December 31, 2008. GE liabilities decreased $3.7 billion, while financial services liabilities decreased $24.4 billion.

(57)

GE liabilities were $83.9 billion at June 30, 2009. The $3.7 billion decrease from December 31, 2008 was primarily attributable to decreases in dividends payable of $2.2 billion, all other liabilities of $1.1 billion and accounts payable of $1.1 billion, partially offset by increases in total borrowings of $1.5 billion. The ratio of borrowings to total capital invested for GE at the end of the second quarter was 10.3% compared with 9.9% at the end of last year and 9.9% at June 30, 2008.

Financial Services liabilities decreased $24.4 billion from year-end 2008 to $581.0.billion reflecting decreases in total borrowings of $12.0 billion, all other liabilities of $7.2 billion, deferred income taxes of $1.8 billion, investment contracts, insurance liabilities and insurance annuity benefits of $1.5 billion, and accounts payable of $1.5 billion.

Cash Flows

Consolidated cash and equivalents were $52.3 billion at June 30, 2009, an increase of $4.1 billion during the first six months of 2009. Cash and equivalents totaled $19.0 billion at June 30, 2008, an increase of $3.3 billion during the first six months of 2008.

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

GE Cash Flow

GE cash and equivalents aggregated $3.0 billion at both June 30, 2009 and June 30, 2008. GE CFOA totaled $7.1 billion for the first six months of 2009 compared with $9.3 billion for the first six months of 2008. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Six months ended June 30
(In billions)	2009	2008

Operating cash collections(a)	$51.2	$54.9
Operating cash payments	(44.1)	(47.6)
Cash dividends from GECS to GE	–	2.0
GE cash from operating activities (GE CFOA)(a)	$7.1	$9.3

(a)
GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS increased GE CFOA by $0.5 billion and $1.1 billion in the six months ended June 30, 2009 and 2008, respectively. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $3.7 billion during the first six months of 2009. This decrease is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased in the first six months of 2009 by $3.5 billion, comparable to the decrease in GE total costs and expenses.

(58)

GE CFOA decreased $2.2 billion compared with the first six months of 2008, reflecting a decrease in progress collections ($3.5 billion), the lack of a current-year dividend from GECS ($2.0 billion) and other activities ($0.5 billion), partially offset by other working capital improvements ($3.8 billion).

Dividends from GECS represented the distribution of a portion of GECS retained earnings and are distinct from cash from continuing operating activities within the financial services businesses. The amounts included in GE CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. Beginning in the first quarter of 2009, GECS fully suspended its normal dividend to GE.

GECS Cash Flow

GECS cash and equivalents aggregated $50.0 billion at June 30, 2009, compared with $16.5 billion at June 30, 2008. GECS cash used for operating activities totaled $1.7 billion for the first six months of 2009, compared with cash from operating activities of $11.8 billion for the first six months of 2008. This decrease was primarily due to an overall decline in net earnings, decreases in cash collateral held from counterparties on derivative contracts and declines in volume resulting in a reduction of accounts payable.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $28.9 billion during the first six months of 2009. $25.5 billion resulted from a reduction in financing receivables, primarily from collections exceeding originations and $8.8 billion resulted from proceeds from business dispositions, including the consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and a portion of our Australian residential mortgage business. These sources were partially offset by cash used for acquisitions of $5.6 billion, primarily for the acquisition of Interbanca S.p.A.

GECS cash used for financing activities in the first six months of 2009 related primarily to a $33.7 billion reduction in borrowings (maturities 90 days or less) and $1.8 billion of net redemptions of investment contracts, partially offset by $11.3 billion of new issuances on borrowings (maturities longer than 90 days) exceeding repayments and a capital contribution from GE to GECS of $9.5 billion.

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

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the first six months of 2009, there were no significant changes in our methodology for measuring fair value of financial instruments as compared to prior quarters. Additional information about our application of SFAS 157, as amended, is provided in Note 14 to the condensed, consolidated financial statements.

At June 30, 2009, the aggregate amount of investments that are measured at fair value through earnings totaled $7.4 billion and consisted primarily of retained interests in securitizations, equity investments, as well as various assets held for sale in the ordinary course of business, such as credit card receivables.

(59)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs). The fair value of investment securities totaled $45.2 billion at June 30, 2009, compared with $41.2 billion at December 31, 2008. Of the amount at June 30, 2009, we held debt securities with an estimated fair value of $36.5 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $23.0 billion, $3.6 billion and $2.3 billion, respectively. Unrealized losses on debt securities were $4.4 billion and $5.4 billion at June 30, 2009 and December 31, 2008, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $2.0 billion, $1.1 billion and $0.7 billion, respectively, at June 30, 2009, as compared with $2.6 billion, $1.1 billion and $0.8 billion, respectively, at December 31, 2008.

Of the $3.6 billion of RMBS, our exposure to subprime credit was approximately $1.1 billion, and these securities are primarily held to support obligations to holders of GICs. A majority of these securities have received investment-grade credit ratings from the major rating agencies. We purchased no such securities in the first six months of 2009 and 2008. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

We regularly review investment securities for impairment. Our review uses both qualitative and quantitative criteria. FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, was effective for us on April 1, 2009 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. The FSP did not have a material impact on our results of operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. With respect to corporate bonds we placed greater emphasis on the credit quality of the issuer. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and with respect to RMBS, we considered other features of the security, principally monoline insurance. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. At June 30, 2009, our investment securities insured by Monolines totaled $2.9 billion, including $1.0 billion of our $1.1 billion investment in subprime RMBS. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. In evaluating whether a security with Monoline credit enhancement is other-than-temporarily impaired, we first evaluate whether there has been an adverse change in estimated cash flows as determined in accordance with Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. If there has been an adverse change in estimated cash flows, we then evaluate the overall credit worthiness of the Monoline using an analysis that is similar to the approach we use for corporate bonds. This includes an evaluation of the following factors: sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator. At June 30, 2009, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected loss was $0.6 billion, of which $0.3 billion relates to expected credit losses and the remaining $0.3 billion relates to other market factors.

(60)

Total pre-tax other-than-temporary impairment losses during the three months ended June 30, 2009 were $0.3 billion of which, $0.2 billion was recognized in earnings and primarily relates to credit losses on corporate debt securities, retained interests in our securitization arrangements and RMBS, and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities, corporate debt securities across a broad range of industries and retained interests in our securitization arrangements. The amount of associated unrealized loss on these securities at June 30, 2009 is $0.8 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At June 30, 2009, unrealized losses on investment securities totaled $4.6 billion, including $3.9 billion aged 12 months or longer, compared with unrealized losses of $5.7 billion, including $3.5 billion aged 12 months or longer, at December 31, 2008. Of the amount aged 12 months or longer at June 30, 2009, more than 70% of our debt securities were considered to be investment-grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $2.1 billion and $1.7 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2009, the vast majority relate to debt securities held to support obligations to annuitants and policyholders in our run-off insurance operations and holders of GICs. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

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

Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. Historically, we have had less consumer exposure, which over time has had higher loss rates than commercial exposure. Our consumer exposure is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 40% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECS revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 60% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. Substantially all of this portfolio is secured.

(61)

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate. We adopted SFAS 141(R), Business Combinations, on January 1, 2009. As a result of this adoption, loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for loan losses is not carried over at acquisition. This may result in lower reserve coverage ratios prospectively.

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	$97,173	$105,410	$3,057	$1,974	$1,133	$843
Europe	41,078	37,767	1,065	345	448	288
Asia	14,057	16,683	533	306	199	163
Other	751	786	15	2	5	2

Consumer(a)
Non-U.S. residential
mortgages	62,587	60,753	4,878	3,321	831	383
Non-U.S. installment and
revolving credit	25,485	24,441	524	413	1,147	1,051
U.S. installment and
revolving credit	23,939	27,645	818	758	1,575	1,700
Non-U.S. auto	14,853	18,168	84	83	269	222
Other	13,218	11,541	289	175	250	226

Real Estate(b)	46,018	46,735	1,325	194	570	301

Energy Financial Services	8,506	8,392	241	241	92	58

GECAS	15,096	15,429	204	146	61	60

Other	3,324	4,031	70	38	27	28
Total	$366,085	$377,781	$13,103	$7,996	$6,607	$5,325

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)	Financing receivables included $660 million and $731 million of construction loans at June 30, 2009 and December 31, 2008, respectively.

(62)

	Nonearning receivables		Allowance for losses as		Allowance for losses
	as a percent of		a percent of		as a percent of
	financing receivables		nonearning receivables		total financing receivables
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	3.1%	1.9%	37.1%	42.7%	1.2%	0.8%
Europe	2.6	0.9	42.1	83.5	1.1	0.8
Asia	3.8	1.8	37.3	53.3	1.4	1.0
Other	2.0	0.3	33.3	100.0	0.7	0.3

Consumer(a)
Non-U.S. residential
mortgages	7.8	5.5	17.0	11.5	1.3	0.6
Non-U.S. installment and
revolving credit	2.1	1.7	218.9	254.5	4.5	4.3
U.S. installment and
revolving credit	3.4	2.7	192.5	224.3	6.6	6.1
Non-U.S. auto	0.6	0.5	320.2	267.5	1.8	1.2
Other	2.2	1.5	86.5	129.1	1.9	2.0

Real Estate	2.9	0.4	43.0	155.2	1.2	0.6

Energy Financial Services	2.8	2.9	38.2	24.1	1.1	0.7

GECAS	1.4	0.9	29.9	41.1	0.4	0.4

Other	2.1	0.9	38.6	73.7	0.8	0.7

Total(b)	3.6	2.1	50.4	66.6	1.8	1.4

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)	Excluding the effects of the acquisitions of Interbanca S.p.A. and BAC, the ratio of allowance for losses as a percent of total financing receivables would have been 1.9% at June 30, 2009.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

The portfolio of financing receivables, before allowance for losses, was $366.1 billion at June 30, 2009, and $377.8 billion at December 31, 2008. Financing receivables, before allowance for losses, decreased $11.7 billion from December 31, 2008, primarily as a result of core declines ($18.7 billion) and commercial and equipment securitization and sales ($11.4 billion), partially offset by acquisitions ($12.3 billion) and the weaker U.S. dollar ($8.5 billion).

Related nonearning receivables totaled $13.1 billion (3.6% of outstanding receivables) at June 30, 2009, compared with $8.0 billion (2.1% of outstanding receivables) at December 31, 2008. Nonearning receivables increased from December 31, 2008, primarily in connection with the challenging global economic environment, increased deterioration in the real estate markets and rising unemployment.

(63)

The allowance for losses at June 30, 2009, totaled $6.6 billion compared with $5.3 billion at December 31, 2008, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses increased $1.3 billion from December 31, 2008, primarily due to increasing delinquencies and nonearning receivables, reflecting the continued weakened economic and credit environment.

“Impaired” loans in the table below are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our consumer and a portion of our CLL nonearning receivables are excluded from this definition, as they represent smaller balance homogenous loans that we evaluate collectively by portfolio for impairment.

Impaired loans include nonearning receivables on larger balance or restructured loans, loans which are currently paying interest under the cash basis (but are excluded from the nonearning category), and loans paying currently but which have been previously restructured.

Specific reserves are recorded for individually impaired loans to the extent we judge principal to be uncollectible.  Certain loans classified as impaired may not require a reserve. In these circumstances, we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession).

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
(In millions)	June 30,	December 31,
	2009	2008

Loans requiring allowance for losses	$5,657	$2,712
Loans expected to be fully recoverable	2,425	871
Total impaired loans	$8,082	$3,583

Allowance for losses (specific reserves)	$1,321	$635
Average investment during the period	5,836	2,064
Interest income earned while impaired(a)	55	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $4.5 billion from December 31, 2008 to June 30, 2009 primarily relating to increases at Real Estate ($2.5 billion) and CLL ($1.5 billion). Of the impaired loans at Real Estate, approximately $2.0 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

CLL − Americas. Nonearning receivables of $3.1 billion represented 23.3% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 42.7% at December 31, 2008, to 37.1% at June 30, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.9% at December 31, 2008, to 3.1% at June 30, 2009, primarily from an increase in nonearning receivables in our senior secured lending portfolio concentrated in the following industries: media, communications, corporate aircraft, auto, transportation, retail/publishing, inventory finance, and franchise finance.

CLL – Europe. Nonearning receivables of $1.1 billion represented 8.1% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 83.5% at December 31, 2008, to 42.1% at June 30, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. The ratio of nonearning receivables as a percent of financing receivables increased from 0.9% at December 31, 2008, to 2.6% at June 30, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. and an increase in nonearning receivables in secured lending in the automotive industry, partially offset by the effect of the increase in financing receivables from the acquisition of Interbanca S.p.A. in the first quarter of 2009. Excluding the effects of the Interbanca S.p.A. acquisition, the ratio of allowance for losses as a percent of financing receivables would have been 1.3%.

(64)

CLL – Asia. Nonearning receivables of $0.5 billion represented 4.1% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 53.3% at December 31, 2008, to 37.3% at June 30, 2009, primarily due to an increase in nonearning receivables in secured exposures which did not require significant specific reserves based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2008, to 3.8% at June 30, 2009, primarily from an increase in nonearning receivables at our corporate asset-based, distribution finance and corporate air secured financing businesses in Japan, Australia, New Zealand and India and a lower financing receivables balance.

Consumer − non-U.S. residential mortgages. Nonearning receivables of $4.9 billion represented 37.2% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 11.5% at December 31, 2008, to 17.0% at June 30, 2009. In the first six months of 2009, our nonearning receivables increased primarily as a result of continued decline in the U.K. housing market, partially offset by increased foreclosures. Our non-U.S. mortgage portfolio has a loan-to-value of approximately 75% at origination and the vast majority are first lien positions. In addition, we carry mortgage insurance on most of our first mortgage loans originated at a loan-to-value above 80%. At June 30, 2009, we had in repossession stock approximately 2,100 houses in the U.K. which had a value of $0.3 billion.

Consumer − non-U.S. installment and revolving credit. Nonearning receivables of $0.5 billion represented 4.0% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 254.5% at December 31, 2008, to 218.9% at June 30, 2009, reflecting the effects of loan repayments and reduced originations. Allowance for losses as a percent of financing receivables increased from 4.3% at December 31, 2008, to 4.5% at June 30, 2009, as increases in allowance for losses, driven by the effects of increased delinquencies in Western Europe and Australia, were partially offset by the effects of the BAC acquisition. Excluding the effects of the BAC acquisition, the ratio of allowance for losses as a percent of financing receivables would have been 4.8%.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 6.2% of total nonearning receivables at June 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 224.3% at December 31, 2008, to 192.5% at June 30, 2009, as increases in the allowance due to the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment were more than offset by the effects of better entry rates and improved late stage collection effectiveness.

Real Estate. Nonearning receivables of $1.3 billion represented 10.1% of total nonearning receivables at June 30, 2009. The $1.1 billion increase in nonearning receivables since December 31, 2008 was driven primarily by delinquency deterioration in the U.S. apartment loan portfolio, which has been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 0.6% at December 31, 2008, to 1.2% at June 30, 2009, driven primarily by continued economic deterioration in the U.S. and the U.K. markets which resulted in an increase in specific provisions. The ratio of allowance for losses as a percent of nonearning receivables declined from 155.2% at December 31, 2008, to 43.0% at June 30, 2009, reflecting a higher proportion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. At June 30, 2009, real estate held for investment included $0.5 billion representing 44 foreclosed commercial real estate properties.

(65)

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

	Delinquency rates at
	June 30,	December 31,	June 30,
	2009(a)	2008	2008

Equipment Financing	2.78%	2.17%	1.48%
Consumer	8.73	7.43	5.91
U.S.	6.99	7.14	5.55
Non-U.S.	9.45	7.57	6.05

(a)	Subject to update.

Delinquency rates on equipment financing loans and leases increased from December 31, 2008 and June 30, 2008, to June 30, 2009, as a result of the continuing weakness in the global economic and credit environment. In addition, delinquency rates on equipment financing loans and leases increased 10 basis points from June 30, 2008 to June 30, 2009, as a result of the inclusion of the CitiCapital and Sanyo acquisitions. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2008 and June 30, 2008, to June 30, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue the process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to continue to deteriorate in 2009, which may result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At June 30, 2009, roughly 44% of our U.S.-managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at June 30, 2009. See Note 5 to the condensed, consolidated financial statements.

All other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale. All other assets totaled $85.6 billion at June 30, 2009, including a $6.1 billion equity method investment in PTL following our partial sale during the first quarter of 2009, compared with $85.7 billion at December 31, 2008. During the first six months of 2009, we recognized other-than-temporary impairments of cost and equity method investments of $0.2 billion. Of the amount at June 30, 2009, we had cost method investments totaling $2.4 billion. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for less than 12 months at June 30, 2009, were $0.9 billion and $0.2 billion, respectively. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for 12 months or more at June 30, 2009, were insignificant.

Included in other assets are Real Estate equity investments of $32.8 billion at both June 30, 2009 and December 31, 2008. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market value. Over the past several months, these markets have been increasingly affected by rising unemployment, a slowdown in general business activity and continued challenging conditions in the credit markets. We expect these markets will continue to be affected while the economic environment remains challenging.

(66)

We annually review the estimated values of our real estate investments, and at December 31, 2008, the carrying value of our Real Estate investments exceeded the estimated value by about $4 billion. For additional information, see page 55 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K. During the second quarter, we updated our review and determined that the carrying value of our Real Estate investments exceeded estimated value by about $5 billion at June 30, 2009 due to a decline in the Eurozone macroeconomic forecast. Declines in estimated value of real estate below carrying value result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During the first six months of 2009, Real Estate recognized pre-tax impairments of $0.2 billion on its real estate investments, compared with an insignificant amount for the comparable period in 2008. Continued deterioration in economic and market conditions may result in further impairments being recognized.

D. Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our obligations include principal payments on outstanding borrowings, interest on borrowings, purchase obligations for inventory and equipment and general obligations such as collateral deposits held, payroll and general expenses. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank deposits, bank borrowings, securitization and other retail funding products.

Sources for payment of our obligations are determined through our annual financial and strategic planning processes. Our 2009 funding plan anticipates repayment of principal on outstanding short-term borrowings ($194 billion at December 31, 2008) through commercial paper issuances; deposit funding and alternative sources of funding; long-term debt issuances; collections of financing receivables exceeding originations; and cash on hand.

Interest on borrowings is funded through interest earned on existing financing receivables. During the first six months of 2009, we earned interest income on financing receivables of $11.9 billion, which more than offset interest expense of $9.6 billion. Purchase obligations and other general obligations are funded through customer sales revenues (industrial) or collection of principal on our existing portfolio of loans and leases (financial services), cash on hand and operating cash flow.

Over the last year, the global credit markets have experienced significant volatility, which has affected both the availability and cost of our funding sources. Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs and we continue to access the commercial paper markets without interruption.

Recent Liquidity Actions

We maintain a strong focus on our liquidity. Recent actions to strengthen and maintain liquidity included:

•
Our cash and cash equivalents were $52.3 billion at June 30, 2009, and committed credit lines were $55.4 billion. We intend to maintain committed credit lines and cash in excess of GECS commercial paper borrowings going forward;

•	We achieved our targeted 2009 reduction of commercial paper borrowings ahead of plan by reducing GECS commercial paper borrowings to $50 billion at June 30, 2009;

•	We have completed our funding related to our long-term debt funding target of $45 billion for 2009 and have issued $20 billion of our targeted long-term debt funding for 2010;

(67)

•
During the first six months of 2009, we have issued an aggregate of $9.2 billion of long-term debt that is not guaranteed under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP). Subsequent to June 30, 2009, we have issued an additional $3 billion of debt that is not guaranteed under the TLGP;

•	At GECS, we are managing collections versus originations to help support liquidity needs. In the first half of 2009, collections have exceeded originations by approximately $25 billion;

•
In May 2009, we issued Series 2009-1, Class A Notes, in the amount of $1.0 billion utilizing our GE Capital Credit Card Master Note Trust securitization platform. The Class A Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). Depending on market conditions and terms, we may securitize additional credit card assets, floorplan receivables, equipment receivables and commercial mortgage loans, in transactions for which investors can access TALF;

•
In February 2009, we announced the reduction of the quarterly GE stock dividend by 68% from $0.31 per share to $0.10 per share, effective in the third quarter of 2009, which will save the company approximately $4 billion during the remainder of 2009 and approximately $9 billion annually thereafter;

•	In September 2008, we reduced the GECS dividend to GE and suspended our stock repurchase program. Effective January 2009, we fully suspended the GECS dividend to GE;

•
In October 2008, we raised $15 billion in cash through common and preferred stock offerings and we contributed $15 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance), in order to improve tangible capital and reduce leverage. We do not anticipate additional contributions in 2009; and

•	We registered in October 2008 to use the Federal Reserve’s Commercial Paper Funding Facility (CPFF) for up to $98 billion, which is available through February 1, 2010.

Cash and Equivalents

Our cash and equivalents were $52.3 billion at June 30, 2009. We anticipate that we will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets, which historically has been invested in asset growth.

We have committed, unused credit lines totaling $55.4 billion that had been extended to us by 59 financial institutions at June 30, 2009. These lines include $36.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.1 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Funding Plan

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance, $13.4 billion of which was pre-funded in December 2008. In the first six months of 2009, we completed issuances of $34.6 billion of long-term debt under the TLGP and $9.2 billion in non-guaranteed senior, unsecured debt with maturities up to 30 years. We have completed our anticipated 2009 long-term debt funding plan and have pre-funded $20 billion of our 2010 long-term debt funding target of $35 to $40 billion.

Under the TLGP, the FDIC guarantees certain senior, unsecured debt issued before October 31, 2009 (with maturities of greater than 30 days that mature on or prior to December 31, 2012). GE Capital pays annualized fees associated with this program that range from 60 to 160 basis points of the principal amount of each issuance and vary according to the issuance date and maturity.

(68)

At the request of GE Capital, on July 21, 2009, the FDIC approved an application filed by GE Capital which positions it to exit the TLGP. As a result, GE Capital will no longer issue FDIC-guaranteed commercial paper with maturities of 31 to 270 days and will be able to issue non-guaranteed long-term debt with maturities of 18 months to three years. The FDIC and GE Capital have also agreed to reduce GE Capital’s aggregate limit under the program, resulting in approximately $14 billion of remaining long-term debt capacity under the TLGP at July 21, 2009.

During the fourth quarter of 2008, GECS issued commercial paper into the CPFF. The last tranche of this commercial paper matured in February 2009. Although we do not anticipate further utilization of the CPFF, it remains available until February 1, 2010.

We have incurred $1.9 billion of fees for our participation in the TLGP and CPFF programs through June 30, 2009. These fees are amortized over the terms of the related borrowings.

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, in 2008 and 2009 these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations using bank commercial paper conduits. Securitization proceeds were $18.1 billion and $34.2 billion during the three months and six months ended June 30, 2009, respectively. Comparable amounts for 2008 were $22.0 billion and $42.7 billion, for the three months and six months, respectively. On May 12, 2009, we issued Series 2009-1, Class A Notes, in the amount of $1.0 billion utilizing our GE Capital Credit Card Master Note Trust securitization platform. The Class A Notes were eligible collateral under TALF. Depending on market conditions and terms, we may securitize additional credit card assets, floorplan and equipment receivables, and commercial mortgage loans, in transactions for which investors can access TALF.

We have deposit-taking capability at 18 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Bank deposits, which are a large component of our alternative funding, were $36.5 billion at June 30, 2009, including CDs of $17.3 billion. Total alternative funding decreased from $54.9 billion to $48.1 billion during the first six months of 2009, primarily resulting from a reduction in bank borrowings and CD balances due to the timing of asset origination at the banks. This decline was more than offset by collections on financing receivables exceeding originations by approximately $25 billion in the first half of 2009.

The effect on our liquidity when the TLGP expires will depend on a number of factors, including our funding needs and market conditions at that time. If the recent disruption in the credit markets were to return or if the challenging market conditions continue, our ability to issue unsecured long-term debt may be affected. In the event we cannot sufficiently access our normal sources of funding as a result of the ongoing credit market turmoil, we have a number of alternative means to enhance liquidity, including:

•	Controlling new originations in GE Capital to reduce capital and funding requirements;

•	Using part of our available cash balance;

•	Pursuing alternative funding sources, including deposits and asset-backed fundings;

•	Using our bank credit lines which, with our cash, we plan to maintain in excess of our outstanding commercial paper;

•	Generating additional cash from industrial operations; and

•	Contributing additional capital from GE to GE Capital, including from funds retained as a result of the reduction in our dividend announced in February 2009 or future dividend reductions.

We believe that our existing funds combined with our alternative means to enhance liquidity provide us with adequate liquidity to manage through the current credit cycle.

(69)

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

The short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital.

We do not believe that the downgrades by S&P and Moody’s have had, or will have, a material impact on our cost of funding or liquidity as the downgrades had been widely anticipated in the market and were already reflected in the spreads on our debt.

Ratio of Earnings to Fixed Charges

As set forth in Exhibit 99(b) hereto, GE Capital’s ratio of earnings to fixed charges declined to 0.94:1 in the first six months of 2009 due to lower pre-tax earnings at GE Capital which were primarily driven by higher provisions for losses on financing receivables in connection with the challenging economic environment.

Income Maintenance Agreement

On March 28, 1991, GE entered into an agreement with GE Capital to make payments to GE Capital, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The agreement, which is filed as Exhibit 99(a) to GE’s annual report on Form 10-K, can only be terminated by either party upon written notice, in which case termination is not effective until the third anniversary of the date of such notice. GE made a $9.5 billion capital contribution to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore will increase the ratio of earnings to fixed charges of GE Capital for the fiscal year 2009 for purposes of the agreement. The payment will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules and disclosed in the preceding paragraph because it does not constitute an addition to pre-tax income under current U.S. GAAP. We do not anticipate additional capital contributions in 2009.

Variable Interest Entities and Off-Balance Sheet Arrangements

In the first quarter of 2009, we further reduced our investment in PTL by selling a 1% limited partnership interest in PTL, a previously consolidated variable interest entity, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors.

(70)

The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction. As of June 30, 2009, our remaining equity investment in PTL was 49.9% and is accounted for under the equity method.

E. New Accounting Standards

On June 12, 2009, the FASB issued amendments to existing standards on accounting for securitizations and consolidation of variable interest entities (VIEs), which will be effective for us on January 1, 2010. The amendment to securitization accounting will eliminate the qualifying special purpose entity (QSPE) concept, and a corresponding amendment to the consolidation standard will require that all such entities be evaluated for consolidation as VIEs, which will likely result in our consolidating substantially all of our former QSPEs. Upon adoption, we will record assets and liabilities of these entities at carrying amounts consistent with what they would have been if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. Alternatively, we may elect to record all qualifying financial assets and liabilities of a VIE at fair value both on the date of adoption, as an adjustment to retained earnings, and subsequently, through net earnings. Under the revised guidance and assuming consolidation at carrying amount, at June 30, 2009, we would have recognized GECS financing receivables, net of allowance for losses, of approximately $40 billion and a reduction in equity of approximately $2 billion.

The amended guidance on securitizations also modifies existing derecognition criteria in a manner that will significantly narrow the types of transactions that will qualify as sales. The revised criteria will apply prospectively to transfers of financial assets occurring after December 31, 2009.

The amended consolidation guidance for VIEs will also replace the existing quantitative approach for identifying who should consolidate a VIE, which was based on who is exposed to a majority of the risks and rewards, with a qualitative approach, based on who has the power to direct the economically significant activities of the entity. Under the revised guidance, more entities may meet the definition of a VIE, and the determination about who should consolidate a VIE is required to be evaluated continuously. Upon adoption, assets and liabilities of consolidated VIEs will be recorded in the manner described above for QSPEs. If it is not practicable to determine such carrying amounts, assets and liabilities will be measured at their fair values on the date of adoption. We are evaluating all entities that fall within the scope of the amended guidance to determine whether we may be required to consolidate or deconsolidate additional entities on January 1, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2008. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2009, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(71)

Part II. Other Information

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	of our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2009
April	397		$11.68	329
May	376		$13.41	305
June	380		$12.85	314
Total	1,153		$12.63	948		$11.8	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 205 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(72)

Item 4. Submission of Matters to a Vote of Security Holders

2009 Annual Meeting of Shareowners

(a) The 2009 Annual Meeting of Shareowners of General Electric Company was held on April 22, 2009.

(b) All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-votes
Management Proposals
Ratification of KPMG as independent
auditors	8,228,503,837	291,919,847	83,833,171	0

Shareowner Proposals
(1) Cumulative voting	2,029,403,812	4,246,153,361	69,473,794	2,259,225,888
(2) Executive compensation advisory
vote	2,675,016,747	3,517,073,009	152,941,211	2,259,225,888
(3) Independent study regarding
breaking up GE	339,609,222	5,937,131,132	68,290,613	2,259,225,888
(4) Dividend policy	1,950,656,271	4,240,880,912	153,493,784	2,259,225,888

Election of Directors
	Votes Cast
Director	For	Against	Abstain

James I. Cash, Jr.	8,067,847,833	446,416,278	89,992,744
Sir William M. Castell	8,140,688,001	375,306,662	88,262,192
Ann M. Fudge	8,137,151,319	378,906,633	88,198,903
Susan Hockfield	7,954,320,238	562,868,956	87,067,661
Jeffrey R. Immelt	7,964,687,989	556,448,472	83,120,394
Andrea Jung	7,826,466,333	690,256,654	87,533,868
Alan G. Lafley	6,217,102,525	2,293,069,191	94,085,139
Robert W. Lane	7,899,530,436	615,476,303	89,250,116
Ralph S. Larsen	8,150,593,115	365,510,926	88,152,814
Rochelle B. Lazarus	7,950,378,443	563,844,424	90,033,988
James J. Mulva	8,170,612,320	345,095,520	88,549,015
Sam Nunn	8,010,556,330	511,959,379	81,741,146
Roger S. Penske	6,808,684,820	1,710,448,220	85,123,815
Robert J. Swieringa	8,160,486,562	356,027,882	87,742,411
Douglas A. Warner III	8,088,746,765	428,515,364	86,994,726

(73)

Item 6. Exhibits.

Exhibit 11	Computation of Per Share Earnings*.
Exhibit 12(a)	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-06461)).

* Data required by Statement of Financial Accounting Standards 128, Earnings per Share, is provided in Note 13 to the condensed, consolidated financial statements in this Report.

(74)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
August 3, 2009	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(75)