Form 10-Q/A
period 2009-09-30
GENERAL ELECTRIC CO
filed 2009-11-06
CIK 40545

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

(1)

Explanatory Note

This amendment (Form 10-Q/A) is being filed for the sole purpose of furnishing an amended Interactive Data File on Exhibit 101, originally filed with our Form 10-Q for the period ended September 30, 2009, which was filed on November 2, 2009. The Interactive Data File furnished in the Form 10-Q as originally filed contained an error in the number of common shares outstanding on the entity information page and errors in a table in the Investment Securities note (Note 3) to the condensed, consolidated financial statements caused by technical transmission failures.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(2)

Item 6. Exhibits.

Exhibit 10
Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 001-06461)).(1)

Exhibit 11	Computation of Per Share Earnings*.(1)
Exhibit 12(a)	Computation of Ratio of Earnings to Fixed Charges.(1)
Exhibit 12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.(1)
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.(1)
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.(1)
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.(1)
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.(1)
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 001-06461)).(1)

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statement of Earnings for the three and nine months ended September 30, 2009 and 2008, (ii) the Condensed Statement of Financial Position at September 30, 2009 and December 31, 2008, (iii) the Condensed Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, (iv) the Summary of Operating Segments, tagged as block text, and (v) the Notes to condensed, Consolidated Financial Statements, tagged as blocks of text**.

(1) Filed or incorporated by reference in General Electric Company's Form 10-Q filed on November 2, 2009.

*
Data required by Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share, is provided in Note 13 to the condensed, consolidated financial statements in this Report.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(3)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
November 6, 2009	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(4)