Form 10-K
period 2009-12-31
GENERAL ELECTRIC CO
filed 2010-02-19
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $124.9 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,669,821,000 shares of voting common stock with a par value of $0.06 outstanding at January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 28, 2010, is incorporated by reference in Part III to the extent described therein.

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

We are one of the largest and most diversified technology, media, and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, water processing, and household appliances to medical imaging, business and consumer financing, media content and industrial products, we serve customers in more than 100 countries and employ about 300,000 people worldwide.  Since our incorporation in 1892, we have developed or acquired new technologies and services that have broadened and changed considerably the scope of our activities.

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network is a major U.S. commercial broadcast television network. NBC Universal also competes with other film and television programming producers and distributors, cable/satellite television networks and theme park operators. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of GE Capital’s funding and on our ability to reduce GE Capital’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GE Capital does business; the adequacy of our cash flow and earnings and other conditions which may affect our ability to maintain our quarterly dividend at the current level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of proposed financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. "Risk Factors" of this Form 10-K Report. We do not undertake to update our forward-looking statements.

(3)

Our consolidated global revenues were $84.3 billion in 2009, compared with $97.2 billion in 2008 and $86.3 billion in 2007. For additional information about our geographic operations, see the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

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

Results for 2009 and prior periods in this section are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization described in this section.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Energy Infrastructure

Energy Infrastructure (23.7%, 21.1% and 17.8% of consolidated revenues in 2009, 2008 and 2007, respectively) is a leader in the field of development, implementation and improvement of products and technologies that harness resources such as wind, oil, gas and water.

Our operations are located in North America, Europe, Asia, South America and Africa.

Energy

Energy serves power generation, industrial, government and other customers worldwide with products and services related to energy production, distribution and management. We offer wind turbines as part of our renewable energy portfolio, which also includes solar technology. We also sell aircraft engine derivatives for use as industrial power sources. We sell gas turbines and generators that are used principally in power plants for generation of electricity and for industrial cogeneration and mechanical drive applications. We are a leading provider of Integrated Gasification Combined Cycle (IGCC) technology design and development. IGCC systems convert coal and other hydrocarbons into synthetic gas that, after cleanup, is used as the primary fuel for gas turbines in combined-cycle systems. IGCC systems produce fewer air pollutants compared with traditional pulverized coal power plants. We sell steam turbines and generators to the electric utility industry and to private industrial customers for cogeneration applications. Nuclear reactors, fuel and support services for both new and installed boiling water reactors are offered through joint ventures with Hitachi and Toshiba. In addition, we design and manufacture motors and control systems used in industrial applications primarily for oil and gas extraction and mining. We provide our customers with total solutions to meet their needs through a complete portfolio of aftermarket services, including equipment upgrades, long-term maintenance service agreements, repairs, equipment installation, monitoring and diagnostics, asset management and performance optimization tools, remote performance testing and Dry Low NOx (DLN) tuning. We continue to invest in advanced technology development that will provide more value to our customers and more efficient solutions that comply with today’s strict environmental regulations.

In addition, Energy offers water treatment solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems, including mobile treatment systems and desalination processes.

(4)

Energy is party to revenue sharing programs that share the financial results of certain aero-derivative lines. These businesses are controlled by Energy, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2009, such counterparty interests ranged from 5% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. The balance of regional growth and demand side management are important factors to evaluate as we plan for future development.

Effective January 1, 2010, the Sensing & Inspection Technologies and Digital Energy businesses of the Enterprise Solutions business in the Technology Infrastructure segment and the Industrial business in the Consumer & Industrial segment became part of the Energy business.

Oil & Gas

Our technology helps oil and gas companies make more efficient and sustainable use of the world's energy resources.

Oil & Gas supplies mission critical equipment for the global oil and gas industry, used in applications spanning the entire value chain from drilling and completion through production, liquefied natural gas (LNG) and pipeline compression, pipeline inspection, and including downstream processing in refineries and petrochemical plants. The business designs and manufactures surface and subsea drilling and production systems, equipment for floating production platforms, compressors, turbines, turboexpanders, high pressure reactors, industrial power generation and a broad portfolio of auxiliary equipment.

To ensure that the installed base is maintained at peak condition, our service business has over 40 service centers and workshops in the world's main oil and gas extraction and production regions. The business also provides upgrades to customers’ machines, using the latest available technology, to extend production capability and environmental performance.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Technology Infrastructure

Technology Infrastructure (27.1%, 25.4% and 24.8% of consolidated revenues in 2009, 2008 and 2007, respectively) is one of the world’s leading providers of essential technologies to developed, developing and emerging countries. Around the world, we are helping build healthcare, transportation and technology infrastructure.

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

Aviation is party to agreements in which the financial results, as well as production responsibilities, of certain aircraft and marine engine lines are shared. These agreements take the form of both joint ventures and revenue sharing programs.

(5)

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

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These businesses are controlled by Aviation, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2009, such counterparty interests ranged from 2% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

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

Enterprise Solutions

Enterprise Solutions offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current. Enterprise Solutions also offers security and life safety technologies, including intrusion and access control, video surveillance and sensor monitoring equipment, fire detection and real estate and property control. In addition, it provides protection and control, communications, power sensing and power quality products and services that increase the reliability of electrical power networks and critical equipment and offering wireless data transmission. Plant automation, hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Enterprise Solutions. Markets are extremely diverse. Products and services are sold to residential, commercial and industrial end-users, including utilities, original equipment manufacturers, electrical distributors, retail outlets, airports, railways, and transit authorities. Increasingly, products and services are developed for and sold in global markets.

During 2009, Enterprise Solutions sold an 81% interest in our safety screening and detection business, GE Homeland Protection, Inc., to SAFRAN. GE also dissolved its joint venture with FANUC Ltd. resulting in GE retaining the global software, services, embedded systems and control systems businesses. In addition, during 2009 GE signed a definitive agreement with United Technologies Corporation to sell our security and life safety solutions business, GE Security. The sale is expected to close in early 2010.

(6)

Effective January 1, 2010, the retained portion of the GE Fanuc Intelligent Platforms business was included in our newly-created segment, Home & Business Solutions. The Sensing & Inspection Technologies and Digital Energy businesses became part of the Energy business within the Energy Infrastructure segment. The Security business will be reported in Corporate Items and Eliminations pending its expected sale.

Healthcare

Healthcare has expertise in medical imaging and information technologies, medical diagnostics, patient monitoring systems, disease research, drug discovery and biopharmaceutical manufacturing technologies. We are dedicated to predicting and detecting disease earlier, monitoring its progress and informing physicians, and helping them to tailor treatment for patients. Healthcare manufactures, sells and services a wide range of medical equipment that helps provide a fast, non-invasive way for doctors to see broken bones, diagnose trauma cases in the ER, view the heart and its function, and identify early stages of cancers or brain disorders. With X-ray, digital mammography, Computed Tomography (CT), Magnetic Resonance (MR) and Molecular Imaging technologies, Healthcare creates industry-leading products that allow clinicians to see inside the human body more clearly than ever. In addition, Healthcare manufactured technologies include patient monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Medical diagnostics and life sciences products include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and the latest in cellular technologies.

Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management and customer productivity services.

We compete with a variety of U.S. and non-U.S. manufacturers and services operations. Technological competence and innovation, excellence in design, high product performance, quality of services and competitive pricing are among the key factors affecting competition for these products and services. Throughout the world, we play a role in delivering new technology to improve patient outcomes and productivity tools to help control healthcare costs.

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

(7)

NBC Universal

NBC Universal (NBCU) (9.8%, 9.3% and 8.9% of consolidated revenues in 2009, 2008 and 2007, respectively) is a diversified media and entertainment company focused on the development, production and marketing of entertainment, news and information to a global audience. NBCU, which is 80-percent owned by General Electric and 20-percent owned by Vivendi S.A., is engaged in the production and distribution of film and television programming; the operation of cable/satellite television networks around the world; the broadcast of network television through owned and affiliated television stations within the United States; and investment and programming activities in digital media and the Internet. Our film company, Universal Pictures, is engaged in the production and world-wide distribution of theatrical, home entertainment and television programming. We own the theme park Universal Studios Hollywood, operate and hold an ownership interest in the Universal Studios Florida theme parks and brand, design and develop international theme parks under exclusive licenses. Our cable/satellite television networks provide produced and acquired entertainment, news and information programming to households world-wide. Our cable/satellite television networks include USA, Bravo, CNBC, SYFY, MSNBC, Oxygen, UniHD, Chiller, Sleuth, mun2 and branded channels across Europe, Asia and Latin America. The NBC television network is a major U.S. commercial broadcast television network. Together, the NBC television network and Telemundo, our U.S. Spanish-language broadcast television network, serve 234 affiliated stations within the United States. At December 31, 2009, we owned and operated 26 television stations each subject to U.S. Federal Communications Commission regulation. We have exclusive U.S. television rights to the 2010 and 2012 Olympic Games, National Football League Sunday Night Football and the Super Bowl in 2012.

NBCU is subject to a wide range of factors, which could adversely affect our operations. Our broadcast networks, cable television networks and television stations are in extremely competitive and dynamic markets and are subject to advertising patterns and changes in viewer taste and preference that can be unpredictable or unforeseen. In addition, future revenues in these properties are dependent upon our ability to obtain, renew or renegotiate long-term programming contracts, including event-based sports programming and contracts for the distribution of our programming to cable/satellite operators. Our television and film production and distribution businesses are affected by the timing and performance of releases in the theatrical, home entertainment and television markets. Technological advances like digital video recorders, Internet streaming and electronic sell-through offer entertainment options through new media, introducing uncertainty to our operations. Other technologies enable the unauthorized copying and distribution of our film and television programming, increasing the risk of piracy. We continue to devote substantial resources to protect our intellectual property against unauthorized use.

On December 3, 2009, we entered into an agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity, which will consist of our NBCU businesses and Comcast Corporation's cable networks, regional sports networks, certain digital properties and certain unconsolidated investments. Pursuant to the transaction, we will receive cash and will own a 49% interest in the newly formed entity. As a result, we have classified NBCU assets and liabilities as held for sale at December 31, 2009. The transaction is subject to receipt of various regulatory approvals and is expected to close within the next year.

NBC Universal’s headquarters are in New York, New York, with operations throughout North America, Europe, South America and Asia.

Capital Finance

Capital Finance (32.3%, 36.7% and 38.4% of consolidated revenues in 2009, 2008 and 2007, respectively) offers a broad range of financial products and services worldwide. Services include commercial loans and leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services.

During 2009, General Electric Capital Corporation (GE Capital) provided $72 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $74 billion of credit to approximately 54 million U.S. consumers. GE Capital provided credit to approximately 14,200 new commercial customers and 40,000 new small businesses during 2009 in the U.S. and ended the period with outstanding credit to more than 346,000 commercial customers and 174,000 small businesses through retail programs in the U.S.

(8)

Within our Capital Finance operating segment, we operate the businesses described below along product lines.

Our operations are located in North America, South America, Europe, Australia and Asia.

Capital Finance has communicated its goal of reducing its ending net investment (ENI) over the next three years. To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses where we are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

Effective January 1, 2010, the Capital Finance segment was renamed GE Capital and includes all of the continuing operations of General Electric Capital Corporation. In addition, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), will be included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, will be included in CLL. Results for 2009 and prior periods are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization.

Commercial Lending and Leasing

CLL provides customers around the world with a broad range of financing solutions. We have particular mid-market expertise, and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries. During 2009, we acquired a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank in exchange for the Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K. and the credit card business in Ireland.

Historically, we have operated in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. More recently, competition has been affected by disruption in the capital markets, access to and availability of capital and a reduced number of competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

In the first quarter of 2009, we deconsolidated Penske Truck Leasing Co., L.P. (PTL) following our sale of a partial interest in a limited partnership in PTL.

Consumer

Consumer, through consolidated entities and associated companies, is a leading provider of financial services to consumers and retailers in over 40 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include, on a global basis, private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending.

In December 2007, we sold our U.S. mortgage business (WMC). In the third quarter of 2008, we completed the sale of GE Money Japan, which comprised our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd.

(9)

In October 2008, we completed the sale of the Consumer business in Germany. In early 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland in exchange for a 100% ownership in Interbanca S.p.A., which were included in assets and liabilities of businesses held for sale on the Statement of Financial Position at December 31, 2008.

In the first quarter of 2009, we completed the sale of a portion of our Australian residential mortgage business.

In June 2008, we acquired a controlling interest in Bank BPH. In June 2009, we acquired a controlling interest in BAC Credomatic GECF Inc. (BAC).

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

Real Estate

Real Estate offers a comprehensive range of capital and investment solutions, including equity capital for acquisition or development, as well as fixed and floating rate mortgages for new acquisitions or re-capitalizations of commercial real estate worldwide. Our business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties. Our typical real estate loans are intermediate term, senior, fixed or floating-rate, and are secured by existing income-producing commercial properties. We invest in, and provide restructuring financing for, portfolios of commercial mortgage loans, limited partnerships and tax-exempt bonds.

We own and operate a global portfolio of real estate with the objective of maximizing property cash flows and asset values. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales, sales prices, impairments or write-offs.

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

We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy and water companies, and other finance and leasing companies. Competition is primarily based on price, that is, interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

(10)

GE Capital Aviation Services

GECAS engages in commercial aircraft leasing and finance, delivering fleet and financing solutions to companies across the spectrum of the aviation industry. Our product offerings include leases and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing solutions; aircraft parts solutions; and airport equity and debt financing. We also co-sponsor an infrastructure private equity fund, which invests in large infrastructure projects including gateway airports. GECAS also has in its portfolio a wide array of products including leases, debt and equity investments to the global transportation industry (marine, rail and intermodal).

We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, equity investors, and other finance and leasing companies. Competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing.

Consumer & Industrial

Consumer & Industrial (6.2%, 6.4% and 7.3% of consolidated revenues in 2009, 2008 and 2007, respectively) sells products that share several characteristics − competitive design, efficient manufacturing and effective distribution and service. Cost control, including productivity, is key in the highly competitive markets in which we compete. We also invest in the development of differentiated, premium products that are more profitable such as energy efficient solutions for both consumers and businesses. While some Consumer & Industrial products such as major appliances are primarily directed to consumer applications, and some primarily to industrial applications such as switchgear, others, such as lighting, are directed to both markets.

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, and residential water systems for filtration, softening and heating. Brands are GE Monogram®, GE Profile™, GE®, Hotpoint® and GE Café™.

We manufacture certain products and also source finished product and component parts from third-party global manufacturers. A large portion of our appliances sales are through a variety of retail outlets for replacement of installed units. Residential building contractors installing units in new construction is our second major U.S. channel. We offer one of the largest original equipment manufacturer (OEM) service organizations in the appliances industry, providing in-home repair and aftermarket parts. We also manufacture, source and sell a variety of lamp products for commercial, industrial and consumer markets, including full lines of incandescent, halogen, fluorescent, high-intensity discharge, light-emitting diode, automotive and miniature products.

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

Effective January 1, 2010, the Industrial business became part of the Energy business within the Energy Infrastructure segment and the Appliances and Lighting portion of the Consumer and Industrial business became part of our newly-created segment, Home & Business Solutions.

Our headquarters are in Louisville, Kentucky and our operations are located in North America, Europe, Asia and Latin America.

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan, WMC and Plastics.

For further information about discontinued operations, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(11)

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

Orders Backlog

GE’s total backlog of firm unfilled orders at the end of 2009 was $67.3 billion, a decrease of 4% from year-end 2008, reflecting decreased demand at Energy Infrastructure, partially offset by increased demand at Technology Infrastructure. Of this backlog, $46.3 billion related to products, of which 61% was scheduled for delivery in 2010. Product services orders, included in this reported backlog for only the succeeding 12 months, were $21.0 billion at the end of 2009. Product services orders beyond the succeeding 12 months were approximately $108 billion, which combined with the firm unfilled orders described above resulted in a total backlog of approximately $175 billion at December 31, 2009. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report for further information.

Research and Development

GE-funded research and development expenditures were $3.3 billion, $3.1 billion and $3.0 billion in 2009, 2008 and 2007, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $1.1 billion, $1.3 billion and $1.1 billion in 2009, 2008 and 2007, respectively. Technology Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Energy Infrastructure’s Energy business and Technology Infrastructure’s Healthcare business also made significant expenditures funded primarily by GE.

Expenditures reported above reflect the definition of research and development required by U.S. generally accepted accounting principles. For operating and management purposes, we also measure amounts spent on product and services technology. These technology expenditures were $5.2 billion in 2009 and included our reported research and development expenditures as well as the amount spent to improve our existing products and services, and to improve productivity of our plants, equipment and processes.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a sizeable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in both 2009 and 2008. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion over the next two years.

(12)

In November 2006, the United States Federal District Court approved a consent decree, which had been agreed to by GE and the United States Environmental Protection Agency (EPA), that represents a comprehensive framework for implementation of EPA's 2002 Record of Decision to dredge polychlorinated biphenyl (PCB)-containing sediments in the upper Hudson River. Under the consent degree, the dredging is to be performed in two phases and Phase I was completed in May through November of 2009. Between Phase I and Phase II there will be an intervening peer review by an independent panel of national experts. The panel will evaluate the performance of Phase I dredging operations with respect to Phase I Engineering Performance Standards, evaluate experience gained from Phase I and may set forth proposed changes to the standards. This evaluation is expected to conclude in the summer of 2010 after which EPA, considering the peer review panel's recommendations, GE's proposed changes, and its own analysis, will issue its regulatory decision setting forth any changes to the scope of, or performance standards for, Phase II. Following EPA's decision, GE has 90 days to either elect to perform Phase II or to opt out of the project, at which point GE may be responsible for further costs. Our statement of financial position as of December 31, 2009, included liabilities for the probable and estimable costs of the project under the consent decree.

Employee Relations

At year-end 2009, General Electric Company and consolidated affiliates employed approximately 304,000 persons, of whom approximately 134,000 were employed in the United States. For further information about employees, see Part II, Item 6. “Selected Financial Data” of this Form 10-K Report.

Approximately 15,600 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 110 different union locals. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2007, General Electric Company negotiated four-year contracts with unions representing a substantial majority of the unionized employees in the United States. Most of these contracts will terminate in June 2011.

Approximately 3,500 staff employees (and a large number of freelance employees) in the United States are covered by about 175 labor agreements to which NBC Universal is a party. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years. Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates, that cover approximately 2,400 employees.

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

(13)

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	% of Consolidated Revenues			% of GE Revenues
	2009	2008	2007	2009	2008	2007

Total sales to U.S. Government Agencies	4%	3%	2%	6%	4%	3%
Technology Infrastructure segment
defense-related sales	3	2	2	5	3	3

GE is a trademark and service mark of General Electric Company.

The Company’s Internet address is www.ge.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.ge.com/en/company/investor/secfilings.htm, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT 06828. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this Form 10-K Report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Our global growth is subject to economic and political risks.

We conduct our operations in virtually every part of the world. In 2009, approximately 54% of our revenues was attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of current market conditions.

We are subject to a wide variety of laws and regulations that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies.

(14)

There can be no assurance that laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by making existing practices more restricted, subject to escalating costs or prohibited outright. In particular, U.S. and non-U.S. governments are undertaking a substantial review and revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which may have a significant effect on GE Capital’s structure, operations, liquidity and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. banks and other non-U.S. financial institutions in global markets. This provision, which expired at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008. A one-year extension was passed by the House of Representatives in 2009 and the Senate Finance Committee Chairman and Ranking Member have indicated an intention to extend the provision for one year retroactive to the beginning of 2010, but there can be no assurance that it will be extended. In the event the provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010. The executive branch of the U.S. government recently proposed the Financial Responsibility Crisis Fee, which would require us to pay a fee at an annual rate of 15 basis points based on the amount of covered liabilities (defined as assets less the sum of Tier 1 capital and Federal Deposit Insurance Corporation (FDIC)-assessed deposits). This proposal is at an early stage, and its impact on the company, if any, will depend on a number of factors that are subject to congressional review and approval. If adopted, this fee could result in a reduction of our earnings going forward. In addition, the U.S. government is currently considering broad-based legislation to change healthcare coverage, that includes provisions for a fee on medical devices, which could adversely affect the profitability of our Healthcare business and increase the costs of providing healthcare to our employees. Furthermore, we have been, and expect to continue, participating in U.S. and international economic stimulus programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks. We and our subsidiaries, our businesses and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, we and our subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in Item 1. “Business” of this Form 10-K Report. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

(15)

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions.

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us or may not achieve expected returns and other benefits as a result of various factors, including integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. Even upon reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. For example, we recently entered into an agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity, pursuant to which we will receive cash and will own a 49% interest in the newly formed entity. The transaction is subject to receipt of various regulatory approvals. In addition, there is a risk that we may sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

Sustained increases in costs of pension and healthcare benefits may reduce our profitability.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for 2010 are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2009, the projected benefit obligation of our U.S. principal pension plans was $48.1 billion and assets were $42.1 billion. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.

(16)

Conditions in the financial and credit markets may affect the availability and cost of GE Capital’s funding.

A large portion of GE Capital’s borrowings is in the form of commercial paper and long-term debt. GE Capital’s outstanding commercial paper and long-term debt was $42 billion and $399 billion as of December 31, 2009, respectively. While we have fully prefunded our planned 2010 long-term debt requirements, we continue to rely on the availability of the unsecured debt markets to access funding for term maturities beyond 2010. In addition, we rely on the availability of the commercial paper markets to refinance maturing short-term commercial paper debt throughout the year. In order to further diversify our funding sources, we also plan to expand our reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in diversifying our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect the overall profitability of GE Capital. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; refinancing of funding that we have obtained under the FDIC Temporary Liquidity Guarantee Program (TLGP) at market rates at the time such funding matures; decreased capacity and increased competition among debt issuers; and our credit ratings in effect at the time of refinancing. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital. While we currently do not anticipate any equity offerings, other sources of funding that involve the issuance of additional equity securities would be dilutive to our existing shareowners.

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of GE Capital and these conditions may persist.

Declines in the real estate markets, increased payment defaults and foreclosures and sustained levels of high unemployment have resulted in significant write-downs of asset values by financial institutions, including GE Capital. If these conditions continue or worsen, there can be no assurance that we will be able to recover fully the value of certain assets, including goodwill, intangibles and tax assets. In addition, although we have established allowances for losses in GE Capital’s portfolio of financing receivables that we believe are adequate, further deterioration in the economy and in default and recovery rates could require us to increase these allowances and write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations. To reduce GE’s exposure to volatile conditions in the financial markets and rebalance the relative size of its financial and industrial businesses, we have decided to reduce the size of GE Capital, as measured by its ending net investment. There can be no assurance that we will be able to timely execute on our reduction targets and failure to do so would result in greater exposure to financial markets than contemplated under our strategic funding plan or may result in the need for us to make additional contributions to GE Capital.

The soundness of other financial institutions could adversely affect GE Capital.

GE Capital has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be increased when the collateral held cannot be realized upon sale or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of unsecured debt instruments held in its investment portfolios. GE Capital has policies relating to initial credit rating requirements and to exposure limits to counterparties (as described in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report), which are designed to limit credit and liquidity risk. There can be no assurance, however, that any losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital’s business, financial position and results of operations.

(17)

The real estate markets in which GE Capital participates are highly uncertain.

GE Capital participates in the commercial real estate market in two ways: it provides financing for the acquisition, refinancing and renovation of various types of properties, and it also acquires equity positions in various types of properties. The profitability of real estate investments is largely dependent upon the economic conditions in specific geographic markets in which the properties are located and the perceived value of those markets at the time of sale. The level of transactions for real estate assets may vary significantly from one year to the next. Continued high levels of unemployment, slowdown in business activity, excess inventory capacity and limited availability of credit are expected to continue to adversely affect the value of real estate assets and collateral to real estate loans GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, occupancy rates and market rentals may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

GE Capital is also a residential mortgage lender in certain geographic markets outside the United States that have been, and may continue to be, adversely affected by declines in real estate values and home sale volumes, job losses, consumer bankruptcies and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictions of credit performance in this environment. There can be no assurance that, in this environment, credit performance will not be materially worse than anticipated and, as a result, materially and adversely affect GE Capital’s business, financial position and results of operations.

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. In March 2009, Standard & Poor’s (S&P) downgraded GE and GE Capital’s long-term rating by one notch from “AAA” to “AA+” and, at the same time, revised the outlook from negative to stable. In addition, Moody’s Investors Service (Moody’s) downgraded GE and GE Capital’s long-term rating by two notches from “Aaa” to “Aa2” with a stable outlook. The short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital. There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

(18)

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of our non-financial businesses.

The business and operating results of our technology infrastructure, energy infrastructure, consumer and industrial and media businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, media and other major industries we serve. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, some of our customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. A prolonged economic downturn in the U.S. or internationally that continues to result in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

We are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

The markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands.

Our Intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and we may not be able to obtain necessary licenses.

Our patents and other intellectual property may not prevent competitors from independently developing products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. Also, there can be no assurances that we will be able to obtain or re-new from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

Significant raw material shortages, supplier capacity constraints, supplier production disruptions, supplier quality issues or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on third-party suppliers, contract manufacturers and service providers and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. A disruption in deliveries from our third-party suppliers, contract manufacturers or service providers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third-party providers can also adversely affect the quality and effectiveness of our products and services and result in liability and reputational harm.

(19)

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Manufacturing operations are carried out at approximately 235 manufacturing plants located in 40 states in the United States and Puerto Rico and at approximately 240 manufacturing plants located in 41 other countries.

Item 3. Legal Proceedings.

As previously reported, in July and September 2008, shareholders filed two purported class actions under the federal securities laws in the United States District Court for the District of Connecticut naming us as defendant, as well as our chief executive officer and chief financial officer. These two actions have been consolidated, and in January 2009, a consolidated complaint was filed alleging that we and our chief executive officer made false and misleading statements that artificially inflated our stock price between March 12, 2008 and April 10, 2008, when we announced that our results for the first quarter of 2008 would not meet our previous guidance and we also lowered our full year guidance for 2008. The case seeks unspecified damages. Our motion to dismiss the consolidated complaint was filed in March 2009 and is currently under consideration by the court. We intend to defend ourselves vigorously.

As previously reported, in October 2008, shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming us as defendant, as well as our chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. The case seeks unspecified damages. Our motion to dismiss the second amended complaint was filed in January 2010 and is currently under consideration by the court. We intend to defend ourselves vigorously.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GE Capital in 2009. Our motion to dismiss the consolidated complaint was filed in November 2009 and is currently under consideration by the court. A shareholder derivative action has been filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York actions. We have moved to consolidate the Connecticut derivative action with the recently consolidated New York actions. We intend to defend ourselves vigorously.

(20)

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

As previously reported, and in compliance with SEC requirements to disclose environmental proceedings potentially involving monetary sanctions of $100,000 or greater, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GE Capital. The notice of violation does not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GE Capital’s subsidiaries and pay all costs associated with this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

(21)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market). GE common stock is also listed on the London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends
(In dollars)	High	Low	declared

2009
Fourth quarter	$16.87	$14.15	$0.10
Third quarter	17.52	10.50	0.10
Second quarter	14.55	9.80	0.10
First quarter	17.24	5.87	0.31

2008
Fourth quarter	$25.75	$12.58	$0.31
Third quarter	30.39	22.16	0.31
Second quarter	38.52	26.15	0.31
First quarter	37.74	31.65	0.31

As of January 31, 2010, there were approximately 598,000 shareowner accounts of record.

(22)

During the fourth quarter of 2009, we purchased shares of our common stock as follows.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	of our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2009
October	643		$15.82	533
November	949		$15.70	812
December	1,454		$15.42	957
Total	3,046		$15.59	2,302		$11.7	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 744 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(23)

Five-year financial performance graph: 2005-2009

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2004, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2009.

	2004	2005	2006	2007	2008	2009

GE	$100	$99	$108	$111	$51	$49
S&P 500	100	105	121	128	81	102
DJIA	100	102	121	132	90	110

(24)

Item 6. Selected Financial Data.

The following table provides key information for Consolidated, GE and GECS.

(Dollars in millions; per-share amounts in dollars)	2009	2008	2007	2006	2005

General Electric Company and
Consolidated Affiliates
Revenues	$156,783	$182,515	$172,488	$151,568	$136,262
Earnings from continuing operations attributable to the Company	11,218	18,089	22,457	19,344	17,279
Earnings (loss) from discontinued operations, net of taxes,
attributable to the Company	(193)	(679)	(249)	1,398	(559)
Net earnings attributable to the Company	11,025	17,410	22,208	20,742	16,720
Dividends declared(a)	6,785	12,649	11,713	10,675	9,647
Return on average GE shareowners’ equity(b)	10.1%	15.9%	20.4%	19.8%	18.1%
Per common share
Earnings from continuing operations – diluted	$1.03	$1.78	$2.20	$1.86	$1.63
Earnings (loss) from discontinued operations – diluted	(0.02)	(0.07)	(0.02)	0.13	(0.05)
Net earnings – diluted	1.01	1.72	2.17	2.00	1.57
Earnings from continuing operations – basic	1.03	1.79	2.21	1.87	1.63
Earnings (loss) from discontinued operations – basic	(0.02)	(0.07)	(0.02)	0.14	(0.05)
Net earnings – basic	1.01	1.72	2.18	2.00	1.58
Dividends declared	0.61	1.24	1.15	1.03	0.91
Stock price range	17.52-5.87	38.52-12.58	42.15-33.90	38.49-32.06	37.34-32.67
Year-end closing stock price	15.13	16.20	37.07	37.21	35.05
Cash and equivalents	72,260	48,187	15,731	14,086	8,608
Total assets of continuing operations	780,298	796,046	786,794	674,966	588,821
Total assets	781,818	797,769	795,683	697,273	673,210
Long-term borrowings	338,215	322,847	318,530	260,656	212,082
Common shares outstanding – average (in thousands)	10,613,717	10,079,923	10,182,083	10,359,320	10,569,805
Common shareowner accounts – average	605,000	604,000	608,000	624,000	634,000
Employees at year end
United States	134,000	152,000	155,000	155,000	161,000
Other countries	154,000	171,000	172,000	164,000	155,000
BAC Credomatic GECF Inc.(c)	16,000	–	–	–	–
Total employees	304,000	323,000	327,000	319,000	316,000

GE data
Short-term borrowings	$504	$2,375	$4,106	$2,076	$972
Long-term borrowings	11,681	9,827	11,656	9,043	8,986
Noncontrolling interests	5,797	6,678	6,503	5,544	5,308
GE shareowners’ equity	117,291	104,665	115,559	111,509	108,633
Total capital invested	$135,273	$123,545	$137,824	$128,172	$123,899
Return on average total capital invested(b)	9.5%	14.8%	18.9%	18.5%	16.7%
Borrowings as a percentage of total capital invested(b)	9.0%	9.9%	11.4%	8.7%	8.0%
Working capital(b)	$(1,596)	$3,904	$6,433	$7,527	$7,853

GECS data
Revenues	$54,163	$71,287	$71,936	$61,351	$54,889
Earnings from continuing operations attributable to GECS	1,590	7,774	12,417	10,219	8,929
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECS	(175)	(719)	(2,116)	439	(1,352)
Net earnings attributable to GECS	1,415	7,055	10,301	10,658	7,577
GECS shareowner’s equity	70,833	53,279	57,676	54,097	50,812
Total borrowings and bank deposits	500,334	514,601	500,922	426,262	362,042
Ratio of debt to equity at GE Capital	6.74:1 (d)	8.76:1 (d)	8.10:1	7.52:1	7.09:1
Total assets	$650,241	$660,902	$646,485	$565,258	$540,584

Transactions between GE and GECS have been eliminated from the consolidated information.

(a)	Included $300 million and $75 million of preferred stock dividends in 2009 and 2008, respectively.

(b)	Indicates terms are defined in the Glossary.

(c)	In 2009, we consolidated BAC Credomatic GECF Inc. (BAC) as a result of an increase in our ownership from 49.99% to 75%.

(d)	Ratios of 5.22:1 and 7.07:1 for 2009 and 2008, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

(25)

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

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2007 through 2009, Global Risk Management, Segment Operations, Geographic Operations and Environmental Matters. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to the company simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Effective January 1, 2010, we reorganized our segments to better align our Consumer & Industrial and Energy businesses for growth. As a result of this reorganization, we created a new segment called Home & Business Solutions that includes the Appliances and Lighting businesses from our previous Consumer & Industrial segment and the retained portion of the GE Fanuc Intelligent Platforms business of our previous Enterprise Solutions business (formerly within our Technology Infrastructure segment). In addition, the Industrial business of our previous Consumer & Industrial segment and the Sensing & Inspection Technologies and Digital Energy businesses of our previous Enterprise Solutions business are now part of the Energy business within the Energy Infrastructure segment. The Security business of Enterprise Solutions will be reported in Corporate Items and Eliminations pending its expected sale. Also, effective January 1, 2010, the Capital Finance segment was renamed GE Capital and includes all of the continuing operations of General Electric Capital Corporation. In addition, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), will be included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, will be included in CLL.

Results for 2009 and prior periods are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization described above.

Overview of Our Earnings from 2007 through 2009

Net earnings attributable to the Company decreased 37% in 2009 and 22% in 2008, reflecting the challenging economic conditions of the last two years and the effect on both our industrial and financial services businesses. Our financial services businesses were most significantly affected as GECS net earnings attributable to the Company fell 80% in 2009 and 32% in 2008. Excluding the financial services businesses, our net earnings attributable to the Company decreased 7% in 2009 and 13% in 2008, reflecting the weakened global economy and challenging market conditions. We believe that we are beginning to see signs of stabilization in the global economy. We have a strong backlog entering 2010 and are positioned for global growth in 2011 and 2012.

Energy Infrastructure (21% and 24% of consolidated three-year revenues and total segment profit, respectively) has grown significantly over the last several years as the worldwide demand for energy, and for alternative sources of power, such as wind and thermal, rose to new levels. Revenues decreased 4% in 2009 after increasing 26% in 2008, and segment profit increased 13% and 26% in 2009 and 2008, respectively. We continue to invest in market-leading technology and services at Energy and Oil & Gas.

(26)

Technology Infrastructure (26% and 31% of consolidated three-year revenues and total segment profit, respectively) revenues and earnings both fell 8% in 2009 after rising 8% and 3%, respectively, in 2008. We continue to invest in market-leading technologies and services at Aviation, Healthcare and Transportation. Aviation generated strong revenues and earnings as one of the world’s leading providers of aircraft engines and services. Healthcare revenues and earnings trended down in 2009, reflecting the generally weak global economic conditions and continued uncertainty in the healthcare markets. Transportation revenues and earnings fell 24% and 51%, respectively, in 2009 after rising 11% and 3%, respectively, in 2008 as the weakened economy has driven overall reductions in U.S. freight traffic and we updated our estimate of long-term product service costs.

NBC Universal (NBCU) (9% and 11% of consolidated three-year revenues and total segment profit, respectively) is a diversified media and entertainment company that has grown over the past several years through business and geographic diversity. NBCU revenues fell 9% and earnings decreased 28% in 2009 compared with a 10% increase in revenues and flat earnings in 2008. While the television and film businesses continue to be challenged by the effects of a difficult economy, our cable business continues to grow and become more profitable. In 2010, we expect to transfer the assets of the NBCU business to a newly formed entity, which will consist of our NBCU businesses and Comcast Corporation's cable networks, regional sports networks, certain digital properties and certain unconsolidated investments. Pursuant to the transaction, we will receive cash and will own a 49% interest in the newly formed entity. As a result, we have classified NBCU assets and liabilities as held for sale in our Statement of Financial Position.

Capital Finance (36% and 31% of consolidated three-year revenues and total segment profit, respectively) earnings declined to $2.3 billion and $8.6 billion in 2009 and 2008, respectively, in a challenging economic environment, including disruptions in capital markets, challenging credit markets and rising unemployment. Throughout 2008 and 2009, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. We also reduced our ending net investment (ENI), excluding the effects of currency exchange rates, from $525 billion at December 31, 2008 to $472 billion at December 31, 2009. The current credit cycle has begun to show signs of stabilization and we expect further signs of stabilization as we enter 2010. Our focus is to continue to manage through the current challenging credit environment and continue to reposition General Electric Capital Corporation (GE Capital) as a diversely funded and smaller, more focused finance company with strong positions in several mid-market, corporate and consumer financing segments.

Consumer & Industrial (7% and 2% of consolidated three-year revenues and total segment profit, respectively) is also sensitive to changes in economic conditions. Reflective of the downturn in the U.S. housing market, Consumer & Industrial revenues have declined 17% in 2009 and 7% in 2008. Over the past two years, Consumer & Industrial has worked to reposition its business by eliminating capacity in its incandescent lighting manufacturing sites and investing in energy efficient product manufacturing in locations such as Louisville, Kentucky and Bloomington, Indiana. Segment profit increased 10% in 2009 on higher prices and lower material costs and reflects these cost reduction efforts after declining 65% in 2008, primarily on higher material and other costs.

Overall, acquisitions contributed $3.4 billion, $7.4 billion and $7.7 billion to consolidated revenues in 2009, 2008 and 2007, respectively, excluding the effects of acquisition gains following our adoption of an amendment to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Our consolidated net earnings included approximately $0.5 billion, $0.8 billion and $0.5 billion in 2009, 2008 and 2007, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $4.7 billion in 2009, higher revenues of $0.1 billion in 2008 and lower revenues of $3.6 billion in 2007. The effects of dispositions on net earnings were increases of $0.6 billion in 2009 and $0.4 billion in both 2008 and 2007.

Significant matters relating to our Statement of Earnings are explained below.

(27)

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

We declared $6.8 billion in dividends in 2009. Common per-share dividends of $0.61 were down 51% from 2008, following an 8% increase from the preceding year. In February 2009, we announced the reduction of the quarterly GE stock dividend by 68% from $0.31 per share to $0.10 per share, effective with the dividend approved by the Board in June 2009, which was paid in the third quarter. This reduction had the effect of reducing cash outflows of the company by approximately $4 billion in the second half of 2009 and will save approximately $9 billion annually thereafter. On February 12, 2010, our Board of Directors approved a regular quarterly dividend of $0.10 per share of common stock, which is payable April 26, 2010, to shareowners of record at close of business on March 1, 2010. In 2009, we declared $0.3 billion in preferred stock dividends compared with $0.1 billion in 2008.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section for a more detailed discussion of the businesses within GE and GECS.

GE sales of product services were $35.4 billion in 2009, about flat compared with 2008. Increases in product services at Energy Infrastructure were offset by decreases at Technology Infrastructure and Consumer & Industrial. Operating profit from product services was $10.0 billion in 2009, up 7% from 2008.

Postretirement benefit plans costs were $2.6 billion, $2.2 billion and $2.6 billion in 2009, 2008 and 2007, respectively. Costs increased in 2009 primarily because of the effects of lower discount rates (principal pension plans discount rate decreased from 6.34% at December 31, 2007 to 6.11% at December 31, 2008) and increases in early retirements resulting from restructuring activities and contractual requirements, partially offset by amortization of prior-years' investment gains and benefits from new healthcare supplier contracts. Costs decreased in 2008 primarily because of the effects of prior years' investment gains, higher discount rates and benefits from new healthcare supplier contracts, partially offset by additional costs of plan benefits resulting from union negotiations and a pensioner increase in 2007.

Considering the current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets will be 8.5% for cost recognition in 2010, the same level as we assumed in 2009, 2008 and 2007. GAAP provides recognition of differences between assumed and actual returns over a period no longer than the average future service of employees.

We expect the costs of our postretirement benefits, excluding the effects of 2009 restructuring activities, to increase in 2010 by approximately $1.0 billion as compared to 2009, primarily because of the effects of prior-year investment losses and lower discount rates.

(28)

Our principal pension plans were underfunded by $6.0 billion at the end of 2009 as compared to $4.4 billion at December 31, 2008. At December 31, 2009, the GE Pension Plan was underfunded by $2.2 billion and the GE Supplementary Pension Plan, which is an unfunded plan, had a projected benefit obligation of $3.8 billion. The increase in underfunding from year-end 2008 was primarily attributable to lower discount rates (principal pension plans discount rate decreased from 6.11% at December 31, 2008 to 5.78% at December 31, 2009, which increased the pension benefit obligation at year-end 2009 by approximately $1.7 billion). Our principal pension plans’ assets increased from $40.7 billion at the end of 2008 to $42.1 billion at December 31, 2009, a 10.0% increase in investment values during the year, partially offset by benefit payments. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general company operations.

On an Employee Retirement Income Security Act (ERISA) basis, the GE Pension Plan remains fully funded at January 1, 2010. We will not make any contributions to the GE Pension Plan in 2010. Assuming our 2010 actual experience is consistent with our current benefit assumptions (e.g., expected return on assets and interest rates), we will not be required to make contributions to the GE Pension Plan in 2011.

At December 31, 2009, the fair value of assets for our other pension plans was $2.7 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2008, was $2.4 billion. We expect to contribute $0.6 billion to our other pension plans in 2010, compared with actual contributions of $0.7 billion and $0.6 billion in 2009 and 2008, respectively. We fund our retiree health benefits on a pay-as-you-go basis. The unfunded liability for our principal retiree health and life plans was $11.6 billion and $10.8 billion at December 31, 2009 and 2008, respectively. This increase was primarily attributable to lower discount rates (retiree health and life plans discount rate decreased from 6.15% at December 31, 2008 to 5.67% at December 31, 2009), which increased the unfunded liability by approximately $0.6 billion. We expect to contribute $0.7 billion to these plans in 2010 compared with actual contributions of $0.6 billion in 2009 and 2008.

The funded status of our postretirement benefits plans and future effects on operating results depend on economic conditions and investment performance. See Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about funded status, components of earnings effects and actuarial assumptions.

GE other costs and expenses are selling, general and administrative expenses. These costs were 14.3%, 12.9% and 14.2% of total GE sales in 2009, 2008 and 2007, respectively.

Interest on borrowings and other financial charges amounted to $18.8 billion, $26.2 billion and $23.8 billion in 2009, 2008 and 2007, respectively. Substantially all of our borrowings are in financial services, where interest expense was $17.9 billion, $25.1 billion and $22.7 billion in 2009, 2008 and 2007, respectively. GECS average borrowings declined from 2008 to 2009 after increasing from 2007 to 2008, in line with changes in average GECS assets. Interest rates have decreased over the three-year period attributable to declining global benchmark interest rates, partially offset by higher average credit spreads. GECS average borrowings were $499.2 billion, $521.2 billion and $456.4 billion in 2009, 2008 and 2007, respectively. The GECS average composite effective interest rate was 3.6% in 2009, 4.8% in 2008 and 5.0% in 2007. In 2009, GECS average assets of $649.6 billion were 3% lower than in 2008, which in turn were 13% higher than in 2007. We anticipate that GECS composite effective rates will begin to rise in 2010 as benchmark rates begin to rise globally. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

Income taxes have a significant effect on our net earnings. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, the extent to which those global earnings are indefinitely reinvested outside the United States, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

(29)

Income taxes (benefit) on consolidated earnings from continuing operations were (10.5)% in 2009 compared with 5.3% in 2008 and 15.1% in 2007. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures, and our 2009 and 2008 decisions to indefinitely reinvest prior-year earnings outside the U.S.

Our consolidated income tax rate decreased from 2008 to 2009 primarily because of a reduction during 2009 of income in higher-taxed jurisdictions. This increased the relative effect of our tax benefits from lower-taxed global operations, including the decision, discussed below, to indefinitely reinvest prior-year earnings outside the U.S. These effects were partially offset by a decrease from 2008 to 2009 in the benefit from lower-taxed earnings from global operations.

Cash taxes paid in 2009 were $2.5 billion, reflecting the effects of changes to temporary differences between the carrying amount of assets and liabilities and their tax bases, including the decision, discussed below, to indefinitely reinvest prior-year earnings outside the U.S.

Our consolidated income tax rate decreased from 2007 to 2008 primarily because of a reduction during 2008 of income in higher-taxed jurisdictions. This increased the relative effect of tax benefits from lower-taxed global operations on the tax rate. In addition, earnings from lower-taxed global operations increased from 2007 to 2008. The increase in the benefit from lower-taxed global operations includes a benefit from the 2008 decision to indefinitely reinvest prior-year earnings outside the U.S., because the use of foreign tax credits no longer required the repatriation of those prior-year earnings.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated rate, as well as other information about our income tax provisions, is provided in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. The nature of business activities and associated income taxes differ for GE and for GECS and a separate analysis of each is presented in the paragraphs that follow.

Because GE tax expense does not include taxes on GECS earnings, the GE effective tax rate is best analyzed in relation to GE earnings excluding GECS. GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, were $12.6 billion, $14.2 billion and $13.5 billion for 2009, 2008 and 2007, respectively. On this basis, GE’s effective tax rate was 21.8% in 2009, 24.2% in 2008 and 20.6% in 2007.

Resolution of audit matters reduced the GE effective tax rate throughout this period. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Audit resolutions –
	effect on GE tax rate, excluding GECS earnings
	2009	2008	2007

Tax on global activities including exports	(0.4)%	–%	(2.6)%
All other – net	(0.2)	(0.6)	(2.3)
	(0.6)%	(0.6)%	(4.9)%

The GE effective tax rate decreased from 2008 to 2009 primarily because of the 3.6 percentage point increase in the benefit from lower-taxed earnings from global operations, excluding audit resolutions.

The GE effective tax rate increased from 2007 to 2008 because of the 4.3 percentage point lower 2008 benefit from favorable audit resolutions, partially offset by a 1.2 percentage point increase in the benefit in lower-taxed earnings from global operations, excluding audit resolutions.

The 2007 GE rate reflects the favorable audit resolutions shown above and the benefit of lower-taxed earnings from global operations.

(30)

The GECS effective tax rate was 173.4% in 2009, compared with (42.2)% in 2008 and 9.7% in 2007. GE and GECS file a consolidated U.S. federal income tax return that enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due.

Comparing a tax benefit to pre-tax income resulted in a negative GECS tax rate in 2008 and comparing a tax benefit to pre-tax loss results in the positive GECS tax rate in 2009. The GECS tax rate increased from 2008 to 2009 primarily because of a reduction during 2009 of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact on the rate of tax benefits from lower-taxed global operations, increasing the rate 253.2 percentage points. This more than offset the decline in those benefits decreasing the rate 68.1 percentage points. The decline in tax benefits from lower-taxed global operations includes an offset of 15.9 percentage points for increased benefits from management’s decision (discussed below) in 2009 to indefinitely reinvest prior-year earnings outside the U.S. that was larger than the 2008 decision to indefinitely reinvest prior-year earnings outside the U.S.

During 2009, following the change in our external credit ratings, funding actions taken and our continued review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $0.7 billion in 2009.

The GECS rate decreased from 2007 to 2008 primarily because of a reduction during 2008 of income in higher-taxed jurisdictions. This increased the relative effect of tax benefits from lower-taxed global operations on the tax rate, reducing the rate 30.8 percentage points. In addition, earnings from lower-taxed global operations increased from 2007 to 2008, causing an additional 19.9 percentage point rate reduction. The increase in the benefit from lower taxed global operations includes 6.2 percentage points from the 2008 decision to indefinitely reinvest prior-year earnings outside the U.S. because the use of foreign tax credits no longer required the repatriation of those prior-year earnings.

Global Risk Management

A disciplined approach to risk is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. We evaluate risk at the individual transaction level, and evaluate aggregate risk at the customer, industry, geographic and collateral-type levels, where appropriate.

The GE Board of Directors (Board) has overall responsibility for risk oversight with a focus on the most significant risks facing the company. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic and operational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, general counsel and other officers. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

(31)

•
The Audit Committee oversees GE’s risk policies and processes relating to the financial statements and financial reporting processes, and key credit risks, liquidity risks, markets risks, compliance and the guidelines, policies and processes for monitoring and mitigating those risks. As part of its risk oversight responsibilities for GE overall, the Audit Committee also oversees risks related to GECS. At least two times a year, the Audit Committee receives a risk update, which focuses on the principal risks affecting GE as well as reporting on the company’s risk assessment and risk management guidelines, policies and processes; and the Audit Committee annually conducts an assessment of compliance issues and programs.

•	The Public Responsibilities Committee oversees risks related to GE’s public policy initiatives, the environment and similar matters.

•
The Management Development and Compensation Committee monitors the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect compensation structure may have on risk decisions.

•	The Nominating and Corporate Governance Committee oversees risks related to the company’s governance structure and processes and risks arising from related person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; regulatory and litigation compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. In August 2009, GE appointed a chief risk officer (CRO) with responsibility for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, ensuring appropriate management of these risks within stated limits, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Policy Compliance Review Board (PCRB) meets between 12 and 14 times a year, is chaired by the company’s general counsel and includes the chief financial officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company. The Corporate Risk Committee (CRC) meets at least four times a year, is chaired by the CRO and comprises the Chairman and CEO and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function and also reports to the Board on risk.

GE's Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms. Our risk infrastructure is designed to identify, evaluate and mitigate risks within each of the following categories:

(32)

•
Strategic. Strategic risk relates to the company’s future business plans and strategies, including the risks associated with the markets and industries in which we operate, demand for our products and services, competitive threats, technology and product innovation, mergers and acquisitions and public policy.

•
Operational. Operational risk relates to the effectiveness of our people, integrity of our internal systems and processes, as well as external events that affect the operation of our businesses. It includes product life cycle and execution, product performance, information management and data security, business disruption, human resources and reputation.

•
Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange and interest rates and commodity prices. Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates and credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GECS investing, lending and leasing activities and derivative financial instruments activities.

•
Legal and Compliance. Legal and compliance risk relates to changes in the government and regulatory environment, compliance requirements with policies and procedures, including those relating to financial reporting, environmental health and safety, and intellectual property risks. Government and regulatory risk is the risk that the government or regulatory actions will cause us to have to change our business models or practices.

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. The CRO, in coordination with the CRC, assigns responsibility of the risks to the business or functional leader most suited to manage the risk. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board tolerance levels.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including hedging, standardized processes, approvals and operating reviews, insurance and strategic planning reviews. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. Our service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage certain risks through insurance determined by the balance between the level of risk retained or assumed and the cost of transferring risk to others. We counteract the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers and acquisitions.

GECS Risk Management and Oversight

GECS has developed a robust risk infrastructure and processes to manage risks related to its businesses and the GE Corporate Risk Function relies upon them in fulfillment of its mission. As discussed above, the GE Audit Committee oversees GECS’ risk assessment and management processes.

At the GECS level, the GECS Board of Directors oversees the GECS risk management process, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. All participants in the GECS risk management process must comply with approval limits established by the GECS Board.

(33)

GE Capital has established an Enterprise Risk Management Committee (ERMC), comprising the most senior leaders in GE Capital, which has oversight responsibility for identifying, assessing, mitigating and monitoring risk across the entire GE Capital enterprise, including credit, market, operational, legal & compliance, liquidity and funding risk. GE Capital, in coordination with and under the oversight of the GE CRO, provides comprehensive risk reports to the GE Audit Committee. At these meetings, which will occur at least four times a year, GE Capital senior management will focus on the risk strategy and financial services portfolio, including the risk oversight processes used to manage all the elements of risk managed by the ERMC.

GE Capital's risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings; and a hold to maturity model with transactions underwritten to “on-book” standards.

Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment. The senior risk officers have, on average, over 25 years of experience.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section of this Item and in Notes 10 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Additional information about our credit risk and GECS portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections of this Item and Notes 1, 3, 6, 22 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information about our segments, see Item 1. "Business" in Part I and Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(34)

Summary of Operating Segments
	General Electric Company and consolidated affiliates
(In millions)	2009	2008	2007	2006	2005

Revenues
Energy Infrastructure	$37,134	$38,571	$30,698	$25,221	$21,921
Technology Infrastructure	42,474	46,316	42,801	37,687	33,873
NBC Universal	15,436	16,969	15,416	16,188	14,689
Capital Finance	50,622	67,008	66,301	56,378	49,071
Consumer & Industrial	9,703	11,737	12,663	13,202	13,040
Total segment revenues	155,369	180,601	167,879	148,676	132,594
Corporate items and eliminations	1,414	1,914	4,609	2,892	3,668
Consolidated revenues	$156,783	$182,515	$172,488	$151,568	$136,262
Segment profit
Energy Infrastructure	$6,842	$6,080	$4,817	$3,518	$3,222
Technology Infrastructure	7,489	8,152	7,883	7,308	6,188
NBC Universal	2,264	3,131	3,107	2,919	3,092
Capital Finance	2,344	8,632	12,243	10,397	8,414
Consumer & Industrial	400	365	1,034	970	732
Total segment profit	19,339	26,360	29,084	25,112	21,648
Corporate items and eliminations	(3,904)	(2,691)	(1,840)	(1,548)	(372)
GE interest and other financial
charges	(1,478)	(2,153)	(1,993)	(1,668)	(1,319)
GE provision for income taxes	(2,739)	(3,427)	(2,794)	(2,552)	(2,678)
Earnings from continuing operations	11,218	18,089	22,457	19,344	17,279
Earnings (loss) from discontinued
operations, net of taxes	(193)	(679)	(249)	1,398	(559)
Consolidated net earnings
attributable to the Company	$11,025	$17,410	$22,208	$20,742	$16,720

See accompanying notes to consolidated financial statements.

Energy Infrastructure
(In millions)	2009	2008	2007

Revenues	$37,134	$38,571	$30,698

Segment profit	$6,842	$6,080	$4,817

Revenues
Energy(a)	$30,185	$31,833	$24,788
Oil & Gas	7,743	7,417	6,849

Segment profit
Energy(a)	$5,782	$5,067	$4,057
Oil & Gas	1,222	1,127	860

(a)	Effective January 1, 2009, our Water business was combined with Energy. Prior-period amounts were reclassified to conform to the current-period's presentation.

Energy Infrastructure segment revenues decreased 4%, or $1.4 billion, in 2009 as higher prices ($1.3 billion) were more than offset by lower volume ($1.6 billion), the stronger U.S. dollar ($0.7 billion) and lower other income ($0.5 billion), primarily related to lower earnings from associated companies and marks on foreign currency contracts. The increase in price was primarily at Energy. The decrease in volume reflected decreased equipment sales at Energy, partially offset by increased equipment sales at Oil & Gas. The effects of the stronger U.S. dollar were at both Energy and Oil & Gas.

(35)

Segment profit increased 13% to $6.8 billion, compared with $6.1 billion in 2008, as higher prices ($1.3 billion) and lower material and other costs ($0.5 billion) were partially offset by lower other income ($0.7 billion), primarily related to lower earnings from associated companies and marks on foreign currency contracts, and lower volume ($0.2 billion). Lower material and other costs were primarily at Energy. Lower volume at Energy was partially offset by higher volume at Oil & Gas.

Energy Infrastructure segment revenues rose 26%, or $7.9 billion, in 2008 on higher volume ($6.0 billion), higher prices ($1.4 billion) and the effects of the weaker U.S. dollar ($0.5 billion). The increase in volume reflected increased sales of thermal and wind equipment at Energy, and the effects of acquisitions and increased sales of services at Oil & Gas. The increase in price was primarily at Energy, while the effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas.

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

Energy Infrastructure segment orders were $36.0 billion in 2009, down from $43.2 billion in 2008. The $28.5 billion total backlog at year-end 2009 comprised unfilled product orders of $19.3 billion (of which 84% was scheduled for delivery in 2010) and product services orders of $9.1 billion scheduled for 2010 delivery. Comparable December 31, 2008, total backlog was $32.5 billion, of which $23.0 billion was for unfilled product orders and $9.5 billion, for product services orders. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

Technology Infrastructure
(In millions)	2009	2008	2007

Revenues	$42,474	$46,316	$42,801

Segment profit	$7,489	$8,152	$7,883

Revenues
Aviation	$18,728	$19,239	$16,819
Enterprise Solutions	3,957	4,710	4,462
Healthcare	16,015	17,392	16,997
Transportation	3,827	5,016	4,523

Segment profit
Aviation	$3,923	$3,684	$3,222
Enterprise Solutions	704	691	697
Healthcare	2,420	2,851	3,056
Transportation	473	962	936

Technology Infrastructure revenues decreased 8%, or $3.8 billion, in 2009 as lower volume ($4.1 billion), the stronger U.S. dollar ($0.4 billion) and an update at Transportation of our estimate of product service costs in maintenance service agreements ($0.3 billion) were partially offset by higher prices ($0.5 billion) and higher other income ($0.5 billion), primarily including gains on the ATI-Singapore acquisition, dissolution of the joint venture with FANUC Ltd. and the Times Microwave Systems disposition. The decrease in volume was across all businesses in the segment. The effects of the stronger U.S. dollar were at Healthcare, Enterprise Solutions and Aviation. Higher prices, primarily at Aviation, were partially offset by lower prices at Healthcare.

Segment profit decreased 8% to $7.5 billion in 2009, compared with $8.2 billion in 2008, as the effects of lower volume ($1.0 billion) and lower productivity ($0.4 billion) were partially offset by higher prices ($0.5 billion) and higher other income ($0.4 billion), primarily including gains on the ATI-Singapore acquisition, dissolution of the joint venture with FANUC Ltd. and the Times Microwave Systems disposition. The decrease in volume was across all businesses in the segment. Lower productivity at Transportation and Enterprise Solutions was partially offset by Aviation.

(36)

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

Technology Infrastructure orders were $41.6 billion in 2009, down from $47.2 billion in 2008. The $38.6 billion total backlog at year-end 2009 comprised unfilled product orders of $26.7 billion (of which 45% was scheduled for delivery in 2010) and product services orders of $11.9 billion scheduled for 2010 delivery. Comparable December 31, 2008, total backlog was $37.6 billion, of which $28.4 billion was for unfilled product orders and $9.2 billion, for product services orders. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

NBC Universal revenues decreased 9%, or $1.5 billion, in 2009 as lower revenues in our broadcast television business ($1.1 billion), reflecting the lack of a current-year counterpart to the 2008 Olympics broadcasts and the effects of lower advertising revenues, lower revenues in film ($0.8 billion) and lower earnings and higher impairments related to associated companies and investment securities ($0.4 billion) were partially offset by the gain relating to A&E Television Network (AETN) ($0.6 billion) and higher revenues in cable ($0.3 billion). Segment profit of $2.3 billion decreased 28%, or $0.9 billion, as lower earnings in film ($0.6 billion), lower earnings and higher impairments related to associated companies and investment securities ($0.4 billion), lack of current-year counterpart to 2008 proceeds from insurance claims ($0.4 billion) and lower earnings in our broadcast television business ($0.2 billion) were partially offset by the gain related to AETN ($0.6 billion) and higher earnings in cable ($0.2 billion).

NBC Universal revenues increased $1.6 billion, or 10%, to $17.0 billion in 2008, as revenues from the Olympics broadcasts ($1.0 billion) and higher revenues in cable ($0.6 billion) and film ($0.4 billion) were partially offset by lower earnings and higher impairments related to associated companies and investment securities ($0.3 billion) and lower revenues from our television business ($0.1 billion). Segment profit of $3.1 billion in 2008 was flat compared with 2007, as higher earnings from cable ($0.3 billion) and proceeds from insurance claims ($0.4 billion) were offset by lower earnings and impairments related to associated companies and investment securities ($0.3 billion), losses from the Olympics broadcasts ($0.2 billion), and lower earnings from our television business ($0.1 billion) and film ($0.1 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

As of December 31, 2009, our NBC Universal business has been classified as held for sale. For additional information, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Capital Finance
(In millions)	2009	2008	2007

Revenues	$50,622	$67,008	$66,301
Segment profit	$2,344	$8,632	$12,243

(37)

December 31 (In millions)	2009	2008

Total assets	$537,060	$572,903

(In millions)	2009	2008	2007

Revenues
CLL(a)	$20,523	$26,443	$26,982
Consumer(a)	19,268	25,311	25,054
Real Estate	4,009	6,646	7,021
Energy Financial Services	2,117	3,707	2,405
GECAS	4,705	4,901	4,839

Segment profit
CLL(a)	$987	$1,785	$3,787
Consumer(a)	1,663	3,684	4,283
Real Estate	(1,541)	1,144	2,285
Energy Financial Services	212	825	677
GECAS	1,023	1,194	1,211

December 31 (In millions)	2009	2008

Total assets
CLL(a)	$205,827	$228,176
Consumer(a)	176,046	187,927
Real Estate	81,505	85,266
Energy Financial Services	22,616	22,079
GECAS	51,066	49,455

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current period's presentation.

Capital Finance revenues decreased 24% and net earnings decreased 73% compared with 2008. Revenues in 2009 and 2008 included $3.0 billion and $0.4 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $4.8 billion as a result of dispositions, including the effect of the deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues in 2009 also decreased $14.1 billion compared with 2008 as a result of organic revenue declines, primarily driven by a lower asset base and a lower interest rate environment, and the stronger U.S. dollar. Net earnings decreased by $6.3 billion in 2009 compared with 2008, primarily due to higher provisions for losses on financing receivables associated with the challenging economic environment, partially offset by lower selling, general and administrative costs and the decision to indefinitely reinvest prior-year earnings outside the U.S.

During 2009, GE Capital provided $72 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $74 billion of credit to approximately 54 million U.S. consumers. GE Capital provided credit to approximately 14,200 new commercial customers and 40,000 new small businesses during 2009 in the U.S. and ended the period with outstanding credit to more than 346,000 commercial customers and 174,000 small businesses through retail programs in the U.S.

(38)

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

CLL 2009 revenues decreased 22% and net earnings decreased 45% compared with 2008. Revenues in 2009 and 2008 included $1.9 billion and $0.3 billion from acquisitions, respectively, and were reduced by $3.2 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues in 2009 also included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues in 2009 decreased $4.6 billion compared with 2008 as a result of organic revenue declines ($3.9 billion) and the stronger U.S. dollar ($0.7 billion). Net earnings decreased by $0.8 billion in 2009, reflecting higher provisions for losses on financing receivables ($0.5 billion), lower gains ($0.5 billion) and declines in lower-taxed earnings from global operations ($0.4 billion), partially offset by acquisitions ($0.4 billion) and higher investment income ($0.3 billion). Net earnings also included the gain on PTL sale and remeasurement ($0.3 billion) and higher Genpact gains ($0.1 billion), partially offset by mark-to-market losses and other-than-temporary impairments ($0.1 billion).

CLL 2008 revenues decreased 2% and net earnings decreased 53% compared with 2007. Revenues in 2008 and 2007 included $1.8 billion and $0.2 billion, respectively, from acquisitions, and in 2008 were reduced by $0.3 billion as a result of dispositions. Revenues in 2008 decreased $1.9 billion compared with 2007 as a result of organic revenue declines ($2.3 billion), partially offset by the weaker U.S. dollar ($0.4 billion). Net earnings decreased by $2.0 billion in 2008, resulting from core declines ($2.2 billion), including an increase of $0.5 billion in the provision for losses on financing receivables and lower investment income ($0.3 billion), partially offset by acquisitions ($0.4 billion) and the effect of the weaker U.S. dollar ($0.1 billion). Net earnings included mark-to-market losses and impairments ($0.8 billion), the absence of the effects of the 2007 tax benefit on the disposition of our investment in SES ($0.5 billion) and SES gains ($0.1 billion), partially offset by Genpact mark-to-market gains ($0.2 billion).

Consumer 2009 revenues decreased 24% and net earnings decreased 55% compared with 2008. Revenues in 2009 included $1.0 billion from acquisitions (including a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC Credomatic GECF Inc. (BAC) related to the acquisition of a controlling interest (BAC acquisition gain)) and were reduced by $1.7 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues in 2009 decreased $5.0 billion compared with 2008 as a result of organic revenue declines ($3.4 billion) and the stronger U.S. dollar ($1.6 billion). The decrease in net earnings resulted primarily from core declines ($2.4 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.3 billion), the BAC acquisition gain ($0.2 billion) and the stronger U.S. dollar ($0.1 billion). Core declines primarily resulted from lower results in the U.S., U.K., and our banks in Eastern Europe, reflecting higher provisions for losses on financing receivables ($1.3 billion) and declines in lower-taxed earnings from global operations ($0.7 billion). The benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(39)

Consumer 2008 revenues increased 1% and net earnings decreased 14% compared with 2007. Revenues for 2008 included $0.7 billion from acquisitions and $0.4 billion from the gain on sale of our CPS business and were reduced by $0.2 billion from dispositions. Revenues in 2008 also decreased $0.6 billion compared with 2007 as a result of organic revenue declines ($1.2 billion), partially offset by the weaker U.S. dollar ($0.6 billion). The decrease in net earnings resulted primarily from core declines ($0.5 billion) and lower securitization income ($0.5 billion). The decreases were partially offset by the gain on the sale of our CPS business ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion). Core declines primarily resulted from lower results in the U.S., reflecting the effects of higher delinquencies ($1.2 billion), partially offset by growth in lower-taxed earnings from global operations ($1.0 billion), including the decision to indefinitely reinvest prior-year earnings outside the U.S.

Real Estate 2009 revenues decreased 40% and net earnings decreased $2.7 billion compared with 2008. Revenues in 2009 decreased $2.6 billion compared with 2008 as a result of organic revenue declines ($2.4 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.2 billion). Real Estate net earnings decreased $2.7 billion compared with 2008, primarily from an increase in provisions for losses on financing receivables and impairments ($1.2 billion) and a decrease in gains on sales of properties as compared to the prior period ($1.1 billion). Depreciation expense on real estate equity investments totaled $1.2 billion in both 2009 and 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so.

Real Estate assets at December 31, 2009, decreased $3.8 billion, or 4%, from December 31, 2008, including $2.7 billion, or 6%, attributable to a decline in real estate lending reflecting lower originations, principal repayments, and increased loan reserves, and $0.7 billion, or 2%, attributable to a decline in real estate investments principally due to depreciation expense and impairments, partially offset by foreclosures. During 2009, we sold real estate equity investment assets with a book value totaling $1.5 billion, which resulted in net earnings of $0.1 billion that were more than offset by losses, impairments and depreciation.

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

Energy Financial Services 2009 revenues decreased 43% and net earnings decreased 74% compared with 2008. Revenues in 2009 included $0.1 billion of gains from dispositions. Revenues in 2009 also decreased $1.7 billion compared with 2008 as a result of organic declines ($1.7 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

Energy Financial Services 2008 revenues and net earnings increased 54% and 22%, respectively, compared with 2007. Revenues in 2008 and 2007 included $1.6 billion and $0.3 billion, respectively, from acquisitions. The increase in net earnings resulted primarily from core growth ($0.2 billion), partially offset by lower investment income ($0.1 billion).

GECAS 2009 revenues decreased 4% and net earnings decreased 14% compared with 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.2 billion) and core declines reflecting higher credit losses and impairments.

(40)

GECAS 2008 revenues increased 1% and net earnings decreased 1% compared with 2007. The increase in revenues is primarily a result of organic revenue growth ($0.1 billion), partially offset by lower investment income. The decrease in net earnings resulted primarily from lower investment income, partially offset by core growth.

Consumer & Industrial revenues of $9.7 billion decreased 17%, or $2.0 billion, in 2009 compared with 2008, as lower volume ($2.2 billion) and the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.2 billion). The decrease in volume primarily reflected tightened consumer spending in the European and U.S. markets. Segment profit increased 10% in 2009 as higher prices ($0.2 billion) and lower material and other costs ($0.2 billion) were partially offset by lower productivity ($0.3 billion) and lower other income ($0.1 billion).

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

Corporate Items and Eliminations
(In millions)	2009	2008	2007

Revenues
Insurance activities	$3,404	$3,335	$3,962
Eliminations and other	(1,990)	(1,421)	647
Total	$1,414	$1,914	$4,609

Operating profit (cost)
Insurance activities	$(93)	$(202)	$145
Principal pension plans	(547)	(244)	(755)
Underabsorbed corporate overhead	(360)	(341)	(437)
Other	(2,904)	(1,904)	(793)
Total	$(3,904)	$(2,691)	$(1,840)

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

Certain amounts included in Corporate Items and Eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In 2009, these included $0.4 billion at each of Capital Finance and Technology Infrastructure, $0.2 billion at Energy Infrastructure and $0.1 billion at Consumer & Industrial, primarily for restructuring, rationalization and other charges and $0.3 billion at NBC Universal, primarily for restructuring, rationalization and other charges and technology and product development costs. In 2008, amounts primarily related to restructuring, rationalization and other charges were $0.5 billion at each of Capital Finance and NBC Universal, $0.4 billion at Technology Infrastructure and $0.3 billion at each of Energy Infrastructure and Consumer & Industrial. Included in these amounts in 2008 were technology and product development costs of $0.2 billion at NBC Universal and $0.1 billion at Technology Infrastructure and net losses on business exits of $0.2 billion at Capital Finance. GECS amounts are on an after-tax basis.

(41)

Corporate Items and Eliminations include the elimination of transactions between our segments. In 2007, revenues, eliminations and other included a $0.9 billion gain on sale of a business interest to Hitachi by the Energy business and a $0.6 billion gain on sale of Swiss Re common stock.

In 2009, other operating profit (cost) increased $1.0 billion, primarily due to a $1.1 billion increase in restructuring and other charges, which included a $0.6 billion increase in costs related to environmental remediation matters.

In 2007, other operating profit (cost) reflected a $0.9 billion gain on sale of a business interest to Hitachi by the Energy business and a $0.3 billion (after-tax basis) gain on sale of Swiss Re common stock.

Discontinued Operations
(In millions)	2009	2008	2007

Loss from discontinued
operations, net of taxes	$(193)	$(679)	$(249)

Discontinued operations primarily comprised GE Money Japan, WMC and Plastics. Results of these businesses are reported as discontinued operations for all periods presented.

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

Loss from discontinued operations, net of taxes, in 2009, primarily reflected the incremental loss on disposal of GE Money Japan ($0.1 billion).

Loss from discontinued operations, net of taxes, in 2008 was $0.7 billion, primarily reflecting a loss from operations ($0.3 billion), and the estimated incremental loss on disposal of GE Money Japan ($0.4 billion).

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

(42)

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

Geographic Revenues
(In billions)	2009	2008	2007

U.S.	$72.5	$85.3	$86.2
Europe	36.9	44.0	39.9
Pacific Basin	20.7	23.6	21.8
Americas	12.6	14.8	12.6
Middle East and Africa	10.0	10.1	8.0
Other Global	4.1	4.7	4.0
Total	$156.8	$182.5	$172.5

Global revenues decreased 13% to $84.3 billion in 2009, compared with $97.2 billion and $86.3 billion in 2008 and 2007, respectively. Global revenues to external customers as a percentage of consolidated revenues were 54% in 2009, compared with 53% and 50% in 2008 and 2007, respectively. The effects of currency fluctuations on reported results were to decrease revenues by $3.9 billion in 2009 and increase revenues by $2.0 billion and $4.0 billion in 2008 and 2007, respectively.

GE global revenues in 2009 were $56.4 billion, down 5% over 2008. Increases in emerging markets of 25% in Eastern Europe, 16% in China and 3% in Africa were more than offset by decreases of 17% in the Americas and 7% in Western Europe. GE global revenues as a percentage of total GE revenues were 55% in 2009, compared with 53% and 50% in 2008 and 2007, respectively. GE global revenues were $59.4 billion in 2008, up 19% over 2007, with broad-based global growth.

GECS global revenues decreased 26% to $27.9 billion in 2009, compared with $37.8 billion and $36.5 billion in 2008 and 2007, respectively, primarily as a result of dispositions in Europe and the Pacific Basin. GECS global revenues as a percentage of total GECS revenues were 52% in 2009, compared with 53% and 51% in 2008 and 2007, respectively. The effects of currency fluctuations on reported results were to decrease revenues by $2.5 billion in 2009 and increase revenues by $1.2 billion and $2.3 billion in 2008 and 2007, respectively.

(43)

Total Assets (continuing operations)
December 31 (In billions)	2009	2008

U.S.	$389.2	$395.6
Europe	219.0	228.0
Pacific Basin	65.8	75.0
Americas	50.0	40.9
Other Global	56.3	56.5
Total	$780.3	$796.0

Total assets of global operations on a continuing basis were $391.1 billion in 2009, a decrease of $9.3 billion, or 2%, from 2008. GECS global assets on a continuing basis of $319.1 billion at the end of 2009 were 3% lower than at the end of 2008, reflecting core declines in the Pacific Basin and Europe, partially offset by acquisitions, and the effects of the weaker U.S. dollar, primarily at Consumer and CLL.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen and the Canadian dollar.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a sizeable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.3 billion in both 2009 and 2008. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion over the next two years.

In November 2006, the United States Federal District Court approved a consent decree, which had been agreed to by GE and the United States Environmental Protection Agency (EPA), that represents a comprehensive framework for implementation of EPA's 2002 Record of Decision to dredge polychlorinated biphenyl (PCB)-containing sediments in the upper Hudson River. Under the consent degree, the dredging is to be performed in two phases and Phase I was completed in May through November of 2009. Between Phase I and Phase II there will be an intervening peer review by an independent panel of national experts. The panel will evaluate the performance of Phase I dredging operations with respect to Phase I Engineering Performance Standards, evaluate experience gained from Phase I and may set forth proposed changes to the standards. This evaluation is expected to conclude in the summer of 2010 after which EPA, considering the peer review panel's recommendations, GE's proposed changes, and its own analysis, will issue its regulatory decision setting forth any changes to the scope of, or performance standards for, Phase II. Following EPA's decision, GE has 90 days to either elect to perform Phase II or to opt out of the project, at which point GE may be responsible for further costs. Our statement of financial position as of December 31, 2009, included liabilities for the probable and estimable costs of the project under the consent decree.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt Instruments, Guarantees and Covenants, the Statement of Changes in Shareowners’ Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities and Off-Balance Sheet Arrangements.

Overview of Financial Position

Major changes to our shareowners’ equity are discussed in the Consolidated Statement of Changes in Shareowners’ Equity section. In addition, other significant changes to balances in our Statement of Financial Position follow.

(44)

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

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs), and retained interests in securitization entities. The fair value of investment securities increased to $51.9 billion at December 31, 2009, from $41.4 billion at December 31, 2008, primarily driven by decreases in unrealized losses due to market improvements, investment of cash into short-term investments such as money market funds and certificates of deposits, and an increase in our retained interests in securitization entities. Of the amount at December 31, 2009, we held debt securities with an estimated fair value of $41.7 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.5 billion, $3.3 billion and $2.7 billion, respectively. Unrealized losses on debt securities were $2.6 billion and $5.4 billion at December 31, 2009 and 2008, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.8 billion, $0.8 billion and $0.4 billion, respectively, at December 31, 2009, as compared with $2.6 billion, $1.1 billion and $0.8 billion, respectively, at December 31, 2008.

Of the $3.3 billion of RMBS, our exposure to subprime credit was approximately $0.9 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities in 2009 and 2008. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

The vast majority of our CMBS have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

We regularly review investment securities for impairment. Our review uses both qualitative and quantitative criteria. Effective April 1, 2009, the FASB amended ASC 320, Investments – Debt and Equity Securities, and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. This did not have a material impact on our results of operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuer. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and with respect to RMBS, we considered other features of the security, principally monoline insurance. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

(45)

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. At December 31, 2009, our investment securities insured by Monolines totaled $2.7 billion, including $0.8 billion of our $0.9 billion investment in subprime RMBS. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. In evaluating whether a security with Monoline credit enhancement is other-than-temporarily impaired, we first evaluate whether there has been an adverse change in estimated cash flows. If there has been an adverse change in estimated cash flows, we then evaluate the overall credit worthiness of the Monoline using an analysis that is similar to the approach we use for corporate bonds. This includes an evaluation of the following factors: sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator. At December 31, 2009, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected loss was $0.3 billion, of which $0.2 billion relates to expected credit losses and the remaining $0.1 billion relates to other market factors.

Total pre-tax other-than-temporary impairment losses during the period April 1, 2009, through December 31, 2009, were $0.8 billion, of which $0.5 billion was recognized in earnings and primarily relates to credit losses on corporate debt securities, RMBS and retained interests in our securitization arrangements, and $0.3 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at December 31, 2009, is $0.6 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At December 31, 2009, unrealized losses on investment securities totaled $2.6 billion, including $2.4 billion aged 12 months or longer, compared with unrealized losses of $5.7 billion, including $3.5 billion aged 12 months or longer, at December 31, 2008. Of the amount aged 12 months or longer at December 31, 2009, more than 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.5 billion and $0.7 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2009, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K Report.

Fair Value Measurements. We adopted ASC 820, Fair Value Measurements and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. Adoption of this did not have a material effect on our financial position or results of operations. Additional information about our application of this guidance is provided in Note 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(46)

Investments measured at fair value in earnings include retained interests in securitizations accounted for at fair value and equity investments of $3.1 billion at year-end 2009. The earnings effects of changes in fair value on these assets, favorable and unfavorable, will be reflected in the period in which those changes occur. As discussed in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we also have assets that are classified as held for sale in the ordinary course of business, primarily credit card receivables, loans and real estate properties, carried at $3.7 billion at year-end 2009, which represents the lower of carrying amount or estimated fair value less costs to sell. To the extent that the estimated fair value less costs to sell is lower than carrying value, any favorable or unfavorable changes in fair value will be reflected in earnings in the period in which such changes occur.

Working capital, representing GE current receivables and inventories, less GE accounts payable and progress collections, was $(1.6) billion at December 31, 2009, down $5.5 billion from December 31, 2008, primarily reflecting the effects of operating initiatives and the classification of NBCU and our Security business as held for sale. As Energy delivers units out of its backlog over the next few years, progress collections of $13.0 billion at December 31, 2009, will be earned, which, along with progress collections on new orders, will impact working capital. Throughout the last three years, we have executed a significant number of initiatives through our Operating Council, such as lean cycle time projects, which have resulted in working capital decreases. We expect to continue these initiatives in 2010, which should have the effect of significantly offsetting the effects of decreases in progress collections.

We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

Current receivables for GE totaled to $9.8 billion at the end of 2009 and $15.1 billion at the end of 2008, and included $7.5 billion due from customers at the end of 2009 compared with $11.3 billion at the end of 2008. GE current receivables turnover, including NBCU, was 8.0 in 2009, compared with 7.5 in 2008. The overall reduction in current receivables was due to the Operating Council initiatives and lower volume across our industrial businesses and the classification of NBCU and our Security business as held for sale. See Note 4 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Inventories for GE totaled to $11.9 billion at December 31, 2009, down $1.7 billion from the end of 2008. This decrease reflected lower inventories at Technology Infrastructure and the classification of our Security business and NBCU as held for sale, partially offset by higher inventories at Energy Infrastructure supporting the significant backlog. GE inventory turnover, including NBCU, was 7.9 and 8.0 in 2009 and 2008, respectively. See Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 36% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECS revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 64% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

(47)

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, including industrial-related facilities and equipment; commercial and residential real estate; vehicles, aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries. We are in a secured position for substantially all of this portfolio.

Overall, we believe that the global economic markets are beginning to stabilize and we expect that our financing receivables portfolio will begin to reflect this over the course of 2010. We believe that the commercial financing markets in which we operate (excluding commercial real estate, discussed below) are likewise becoming more stable, and loss severity remains within an expected range.  Delinquency and non-earnings rates in these businesses are beginning to show signs of improvement and originations, while down, are at generally higher margins. In our Consumer businesses, we continued throughout 2009 to raise underwriting standards, reduce open credit commitments and maintain discipline in collections. The performance of this business has historically been linked to the global economy and unemployment levels and we expect 2010 losses to be about the same as our experience in 2009. Real Estate continues to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management; however, we expect current economic conditions to persist in 2010, which will likely result in higher losses for Real Estate compared with 2009.

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying currently under a cash accounting basis, but classified as impaired.  Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonearning until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

(48)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	$87,496	$105,410	$3,155	$1,974	$1,179	$843
Europe	39,476	37,767	1,380	345	544	288
Asia	13,202	16,683	576	306	244	163
Other	771	786	10	2	8	2

Consumer(a)
Non-U.S. residential
mortgages(b)	58,831	60,753	4,552	3,321	952	383
Non-U.S. installment and
revolving credit	25,208	24,441	454	413	1,187	1,051
U.S. installment and
revolving credit	23,190	27,645	841	758	1,698	1,700
Non-U.S. auto	13,485	18,168	73	83	312	222
Other	12,808	11,541	645	175	318	226

Real Estate(c)	44,841	46,735	1,252	194	1,494	301

Energy Financial Services	7,790	8,392	78	241	28	58

GECAS	15,319	15,429	167	146	107	60

Other(d)	2,614	4,031	72	38	34	28
Total	$345,031	$377,781	$13,255	$7,996	$8,105	$5,325

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)
At December 31, 2009, net of credit insurance, approximately 24% of this portfolio comprised loans with introductory, below-market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 82% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below-market rates, have a delinquency rate of 18.3% and have loan-to-value ratio at origination of 74%. At December 31, 2009, 1% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Financing receivables included $317 million and $731 million of construction loans at December 31, 2009 and 2008, respectively.

(d)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(49)

			Allowance for losses as		Allowance for losses as a
	Nonearning receivables as a		a percent of nonearning		percent of total financing
	percent of financing receivables		receivables		receivables
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	3.6%	1.9%	37.4%	42.7%	1.3%	0.8%
Europe	3.5	0.9	39.4	83.5	1.4	0.8
Asia	4.4	1.8	42.4	53.3	1.8	1.0
Other	1.3	0.3	80.0	100.0	1.0	0.3

Consumer(a)
Non-U.S. residential
mortgages	7.7	5.5	20.9	11.5	1.6	0.6
Non-U.S. installment and
revolving credit	1.8	1.7	261.5	254.5	4.7	4.3
U.S. installment and
revolving credit	3.6	2.7	201.9	224.3	7.3	6.1
Non-U.S. auto	0.5	0.5	427.4	267.5	2.3	1.2
Other	5.0	1.5	49.3	129.1	2.5	2.0

Real Estate	2.8	0.4	119.3	155.2	3.3	0.6

Energy Financial Services	1.0	2.9	35.9	24.1	0.4	0.7

GECAS	1.1	0.9	64.1	41.1	0.7	0.4

Other	2.8	0.9	47.2	73.7	1.3	0.7

Total	3.8	2.1	61.1	66.6	2.3	1.4

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section of this item and Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

The portfolio of financing receivables, before allowance for losses, was $345.0 billion at December 31, 2009, and $377.8 billion at December 31, 2008. Financing receivables, before allowance for losses, decreased $32.8 billion from December 31, 2008, primarily as a result of core declines of $52.1 billion mainly from collections exceeding originations ($44.0 billion) (which includes securitization and sales), partially offset by the weaker U.S. dollar ($17.8 billion) and acquisitions ($11.9 billion).

Related nonearning receivables totaled $13.3 billion (3.8% of outstanding receivables) at December 31, 2009, compared with $8.0 billion (2.1% of outstanding receivables) at December 31, 2008. Nonearning receivables increased from December 31, 2008, primarily in connection with the challenging global economic environment, increased deterioration in the real estate markets and rising unemployment.

The allowance for losses at December 31, 2009, totaled $8.1 billion compared with $5.3 billion at December 31, 2008, representing our best estimate of probable losses inherent in the portfolio and reflecting the then-current credit and economic environment. Allowance for losses increased $2.8 billion from December 31, 2008, primarily due to increasing delinquencies and nonearning receivables, reflecting the continued weakened economic and credit environment.

(50)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

December 31 (In millions)	2009	2008

Loans requiring allowance for losses	$9,145	$2,712
Loans expected to be fully recoverable	3,741	871
Total impaired loans	$12,886	$3,583

Allowance for losses (specific reserves)	$2,331	$635
Average investment during the period	8,493	2,064
Interest income earned while impaired(a)	227	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $9.3 billion from December 31, 2008, to December 31, 2009, primarily relating to increases at Real Estate ($5.7 billion) and CLL ($2.7 billion). We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $6.5 billion impaired loans at Real Estate at December 31, 2009, approximately $4.4 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR). As required by GAAP, TDRs are included in impaired loans. As of December 31, 2009, TDRs included in impaired loans were $3.0 billion, primarily relating to Real Estate ($1.1 billion), CLL ($1.0 billion) and Consumer ($0.9 billion).

(51)

CLL − Americas. Nonearning receivables of $3.2 billion represented 23.8% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 42.7% at December 31, 2008, to 37.4% at December 31, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.9% at December 31, 2008, to 3.6% at December 31, 2009, primarily from an increase in nonearning receivables in our senior secured lending portfolio concentrated in the following industries: media, communications, corporate aircraft, auto, transportation, retail/publishing, inventory finance, and franchise finance.

CLL – Europe. Nonearning receivables of $1.4 billion represented 10.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 83.5% at December 31, 2008, to 39.4% at December 31, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. The ratio of nonearning receivables as a percent of financing receivables increased from 0.9% at December 31, 2008, to 3.5% at December 31, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. and an increase in nonearning receivables in secured lending in the automotive industry.

CLL – Asia. Nonearning receivables of $0.6 billion represented 4.3% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 53.3% at December 31, 2008, to 42.4% at December 31, 2009, primarily due to an increase in nonearning receivables in secured exposures, which did not require significant specific reserves based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2008, to 4.4% at December 31, 2009, primarily from an increase in nonearning receivables at our corporate asset-based, distribution finance and corporate air secured financing businesses in Japan, Australia, New Zealand and India and a lower financing receivables balance.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $4.6 billion represented 34.3% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 11.5% at December 31, 2008, to 20.9% at December 31, 2009. In 2009, our nonearning receivables increased primarily as a result of the continued decline in the U.K. housing market, partially offset by increased foreclosures. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 68%, respectively. Less than 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2009, we had in repossession stock approximately 1,200 houses in the U.K., which had a value of approximately $0.2 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.5 billion represented 3.4% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 254.5% at December 31, 2008, to 261.5% at December 31, 2009, reflecting increases in allowance for loan losses, partially offset by the effects of loan repayments and reduced originations. Allowance for losses as a percent of financing receivables increased from 4.3% at December 31, 2008, to 4.7% at December 31, 2009, as increases in allowance for loan losses were driven by the effects of increased delinquencies in Europe and Australia, partially offset by the effects of business dispositions.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 6.3% of total nonearning receivables at December 31, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 224.3% at December 31, 2008, to 201.9% at December 31, 2009, as a result of the effects of loan repayments and better entry rates, partially offset by increases in the allowance for loan losses due to the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment.

(52)

Real Estate. Nonearning receivables of $1.3 billion represented 9.4% of total nonearning receivables at December 31, 2009. The $1.1 billion increase in nonearning receivables from December 31, 2008, was driven primarily by increased delinquencies in the U.S. apartment and office loan portfolios, which have been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 0.6% at December 31, 2008, to 3.3% at December 31, 2009, driven primarily by continued economic deterioration in the U.S. and the U.K. markets, which resulted in an increase in both specific and general credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables declined from 155.2% at December 31, 2008, to 119.3% at December 31, 2009, reflecting a higher proportion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. The allowance for losses on our real estate receivables may continue to be adversely affected as the overall challenging economic environment continues to pressure underlying property values. At December 31, 2009, real estate held for investment included $0.8 billion representing 82 foreclosed commercial real estate properties.

(53)

Delinquency Rates

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

	Delinquency rates at
December 31	2009	2008	2007

Equipment Financing	2.81%	2.17%	1.21%
Consumer	8.82	7.43	5.38
U.S.	7.66	7.14	5.52
Non-U.S.	9.34	7.57	5.32

Delinquency rates on equipment financing loans and leases increased from December 31, 2008 and 2007, to December 31, 2009, as a result of the continuing weakness in the global economic and credit environment. In addition, delinquency rates on equipment financing loans and leases increased nine basis points from December 31, 2008, to December 31, 2009, as a result of the inclusion of the CitiCapital acquisition. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2008 and 2007, to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue the process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At December 31, 2009, roughly 39% of our U.S. managed portfolio (excluding delinquent or impaired), which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2009. See Note 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other GECS receivables totaled $18.8 billion at December 31, 2009, and $18.6 billion at December 31, 2008, and consisted primarily of amounts due from GE (generally related to material procurement programs of $2.5 billion and $3.0 billion at December 31, 2009 and 2008, respectively), amounts due from Qualified Special Purpose Entities (QSPEs), insurance receivables, nonfinancing customer receivables, amounts accrued from investment income, amounts due under operating leases and various sundry items.

Property, plant and equipment totaled $69.2 billion at December 31, 2009, down $9.3 billion from 2008, primarily reflecting the deconsolidation of PTL and the classification of NBCU and our Security business as held for sale. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECS was equipment provided to third parties on operating leases. Details by category of investment are presented in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE additions to property, plant and equipment totaled $2.4 billion and $3.0 billion in 2009 and 2008, respectively. Total expenditures, excluding equipment leased to others, for the past five years were $13.9 billion, of which 38% was investment for growth through new capacity and product development; 28% was investment in productivity through new equipment and process improvements; and 34% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECS additions to property, plant and equipment were $6.4 billion and $13.3 billion during 2009 and 2008, respectively, primarily reflecting acquisitions and additions of commercial aircraft at the GECAS business of Capital Finance.

(54)

Goodwill and other intangible assets totaled $65.6 billion and $11.9 billion, respectively, at December 31, 2009. Goodwill decreased $16.2 billion from 2008, primarily from dispositions (including the classification of NBCU and our Security business as held for sale) and the PTL deconsolidation, partially offset by the effects of the weaker U.S. dollar and acquisitions, including BAC and Interbanca S.p.A. by Capital Finance and Airfoils Technologies International – Singapore Pte. Ltd. (ATI – Singapore) at Technology Infrastructure. Other intangible assets decreased $3.0 billion from 2008, primarily from dispositions and amortization expense. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

All other assets totaled $103.4 billion at December 31, 2009, a decrease of $3.5 billion, reflecting the classification of NBCU as held for sale and decreases in the fair value of derivative instruments, partially offset by a $5.8 billion equity method investment in PTL following our partial sale in the first quarter of 2009 and increases in contract costs and estimated earnings. We recognized other-than-temporary impairments of cost and equity method investments of $0.9 billion and $0.5 billion in 2009 and 2008, respectively. See Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Included in other assets are Real Estate equity investments of $32.2 billion and $32.8 billion at December 31, 2009 and 2008, respectively. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market value. Throughout the year, these markets have been increasingly affected by rising unemployment, a slowdown in general business activity and continued challenging conditions in the credit markets. We expect these markets will continue to be affected while the economic environment remains challenging.

We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in 2009, the carrying value of our Real Estate investments exceeded their estimated value by about $7 billion. The estimated value of the portfolio reflects the continued deteriorating real estate values and market  fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During 2009, Real Estate recognized pre-tax impairments of $0.8 billion in its real estate investments, compared with $0.3 billion for the comparable period in 2008. Continued deterioration in economic and market conditions may result in further impairments being recognized.

Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. Our total contract costs and estimated earnings balances at December 31, 2009 and 2008, were $7.4 billion and $6.0 billion, respectively, reflecting the timing of billing in relation to work performed, as well as changes in estimates of future revenues and costs. Our total contract costs and estimated earnings balance at December 31, 2009, primarily related to customers in our Energy, Aviation and Transportation businesses. Further information is provided in the Critical Accounting Estimates section of this Item.

Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our obligations include principal payments on outstanding borrowings, interest on borrowings, purchase obligations for inventory and equipment and general obligations such as collateral deposits held or collateral required to be posted to counterparties, payroll and general expenses. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

(55)

Sources for payment of our obligations are determined through our annual financial and strategic planning processes. Our 2010 funding plan anticipates repayment of principal on outstanding short-term borrowings ($133.1 billion at December 31, 2009) through commercial paper issuances; cash on hand; long-term debt issuances; collections of financing receivables exceeding originations; and deposit funding and alternative sources of funding.

Interest on borrowings is primarily funded through interest earned on existing financing receivables. During 2009, GECS earned interest income on financing receivables of $23.4 billion, which more than offset interest expense of $17.9 billion. Purchase obligations and other general obligations are funded through customer sales revenues (industrial) or collection of principal on our existing portfolio of loans and leases (financial services), cash on hand and operating cash flow.

We maintain a strong focus on our liquidity. Since the fourth quarter of 2008, we have taken a number of actions to strengthen and maintain liquidity, including:

•
At December 31, 2009, our cash and equivalents were $72.3 billion and committed credit lines were $51.7 billion, which in the aggregate were more than twice our GECS commercial paper borrowings balance. We intend to maintain committed credit lines and cash in excess of GECS commercial paper borrowings going forward.

•	In 2009, we reduced ENI (excluding the effects of currency exchange rates) in our Capital Finance business by approximately $53 billion, primarily through slowing originations.

•	GECS commercial paper borrowings were $47.3 billion at December 31, 2009, compared with $71.8 billion at December 31, 2008.

•	We have completed our long-term debt funding target of $38 billion for 2010, and in 2010 have issued $5.1 billion (through February 15, 2010) towards our long-term debt funding target for 2011.

•
During 2009, we issued an aggregate of $23.2 billion of long-term debt (including $3.2 billion in the fourth quarter) that is not guaranteed under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP).

•	At GECS, we are managing collections versus originations to help support liquidity needs. In 2009, collections exceeded originations by approximately $44.0 billion.

•
As of December 31, 2009, we had issued notes from our securitization platforms in an aggregate amount of $14.0 billion; $4.3 billion of these notes were eligible for investors to use as collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

•
In February 2009, we announced the reduction of the quarterly GE stock dividend by 68%, from $0.31 per share to $0.10 per share, effective with the dividend approved by the Board in June 2009, which was paid in the third quarter. This reduction had the effect of reducing cash outflows of the company by approximately $4 billion in the second half of 2009 and will save approximately $9 billion annually thereafter.

•	In September 2008, we reduced the GECS dividend to GE and suspended our stock repurchase program. Effective January 2009, we fully suspended the GECS dividend to GE.

•
In October 2008, we raised $15 billion in cash through common and preferred stock offerings and we contributed $15 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance), in order to improve tangible capital and reduce leverage.

(56)

Cash and Equivalents

We have cash and equivalents of $72.3 billion at December 31, 2009, which is available to meet Company needs. A substantial portion of this is freely available. About $8 billion is in regulated entities and is subject to regulatory restrictions. About $9 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund Company needs in the U.S. on a short-term basis (without being subject to U.S. tax). We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets.

We have committed, unused credit lines totaling $51.7 billion that had been extended to us by 59 financial institutions at December 31, 2009. These lines include $36.8 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $14.4 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Funding Plan

In 2009, GECS issued $69.7 billion of long-term debt, including $46.5 billion issued under the TLGP and $23.2 billion in non-guaranteed senior, unsecured debt with maturities up to 30 years. Included in our 2009 issuances is $38 billion that represents the pre-funding of our 2010 long-term debt funding plan. In 2010, we have issued $5.1 billion (through February 15, 2010) toward our 2011 long-term funding plan.

Under the TLGP, the FDIC guaranteed certain senior, unsecured debt issued on or before October 31, 2009. Our TLGP-guaranteed debt matures in 2010 ($6 billion), 2011 ($18 billion) and 2012 ($35 billion). We anticipate funding of these and our other long-term debt maturities through a combination of new debt issuances, collections exceeding originations, alternative funding sources and use of existing cash.

We currently expect that the expiration of the TLGP will not have a significant effect on our liquidity. If, however, significant disruption in the credit markets were to return or if the challenging market conditions continue, our ability to issue unsecured long-term debt may be affected. In the event we cannot sufficiently access our normal sources of funding as a result of the ongoing credit market turmoil, we have a number of alternative means to enhance liquidity, including:

•	Controlling new originations in GE Capital to reduce capital and funding requirements

•	Using part of our available cash balance

•	Pursuing alternative funding sources, including bank deposits and asset-backed fundings

•	Using our bank credit lines which, with our cash, we intend to maintain in excess of our outstanding commercial paper

•	Generating additional cash from industrial operations

•	Contributing additional capital from GE to GE Capital, including from funds retained as a result of the reduction in our dividend announced in February 2009 or future dividend reductions

We believe that our existing funds, combined with our alternative means to enhance liquidity, provide us with sufficient funds to meet our needs and financial obligations.

(57)

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, in 2008 and 2009 these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations throughout this period using bank administered commercial paper conduits, and more recently have executed new securitizations in both the public term markets and in the private markets. In 2009, we have completed issuances from these platforms in an aggregate amount of $14.0 billion. $4.3 billion of these issuances were eligible for investors to use as collateral under TALF. Total proceeds, including sales to revolving facilities, from our securitizations were $18.7 billion and $71.4 billion during the three months and year-ended December 31, 2009, respectively. Comparable amounts for 2008 were $17.8 billion and $76.8 billion, respectively.

We have deposit-taking capability at 18 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Bank deposits, which are a large component of our alternative funding, were $38.9 billion at December 31, 2009, including CDs of $17.7 billion. Total alternative funding increased from $55 billion to $57 billion during 2009, primarily resulting from an increase in bank deposits mainly from the acquisitions of BAC and Interbanca S.p.A., partially offset by a planned reduction in bank borrowings.

Exchange rate and interest rate risks are managed with a variety of techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are originating. We apply strict policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected yields on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2010, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2010. We estimated, based on the year-end 2009 portfolio and holding all other assumptions constant, that our 2010 consolidated net earnings would decline by $0.1 billion as a result of this parallel shift in the yield curve.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2009 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2010 earnings of such a shift in exchange rates.

Debt Instruments, Guarantees and Covenants

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

(58)

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

In 2009, the short-term ratings of “A-1+/P-1” were affirmed by both rating agencies at the same time with respect to GE, GE Capital Services and GE Capital. These short-term ratings are in the highest rating categories available from S&P and Moody's. Under the S&P definitions, a short-term obligation rated "A-1+" indicates that the obligor's capacity to meet its financial commitment is extremely strong. Under the Moody's definitions, an issuer that is rated "P-1" has a superior ability to repay short-term debt obligations.

We do not believe that the downgrades by S&P and Moody’s have had a material impact on our cost of funding or liquidity as the downgrades had been widely anticipated in the market and were already reflected in the spreads on our debt.

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

The following conditions relate to GE and GECS:

•
Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit rating of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements and collateral posted by us under these master agreements was estimated to be $1.3 billion at December 31, 2009. See Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(59)

•
If GE Capital's ratio of earnings to fixed charges were to deteriorate to below 1.10:1, GE has committed to make payments to GE Capital. See Income Maintenance Agreement section of this Item for further discussion. GE also guaranteed certain issuances of GECS subordinated debt having a face amount of $0.4 billion at December 31, 2009 and 2008.

•
In connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return to GECC dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.6 billion of such debentures outstanding at December 31, 2009. See Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

The following conditions relate to consolidated entities:

•
If the short-term credit rating of GE Capital or certain consolidated entities were to be reduced below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $2.5 billion at December 31, 2009. See Note 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
One group of consolidated entities holds investment securities funded by the issuance of GICs. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital would be required to provide approximately $2.4 billion to such entities as of December 31, 2009, pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As of December 31, 2009, the value of these entities’ liabilities was $8.5 billion and the fair value of their assets was $7.3 billion (which included unrealized losses on investment securities of $1.4 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

•
Another consolidated entity also issues GICs where proceeds are loaned to GE Capital. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to approximately $3.0 billion as of December 31, 2009, to repay holders of GICs. These obligations are included in Long-term borrowings in our Statement of Financial Position.

•
If the short-term credit rating of GE Capital were reduced below A-1/P-1, GE Capital would be required to partially cash collateralize certain covered bonds. The maximum amount that would be required to be provided in the event of such a downgrade is determined by contract and amounted to $0.8 billion at December 31, 2009. These obligations are included in Long-term borrowings in our Statement of Financial Position.

Ratio of Earnings to Fixed Charges

As set forth in Exhibit 99(e) hereto, GE Capital’s ratio of earnings to fixed charges declined to 0.85:1 during 2009 due to lower pre-tax earnings at GE Capital, which were primarily driven by higher provisions for losses on financing receivables in connection with the challenging economic environment.

(60)

Income Maintenance Agreement

On March 28, 1991, GE entered into an agreement with GE Capital to make payments to GE Capital, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. On October 29, 2009, GE and GE Capital amended this agreement (which is filed as Exhibit 10(v) hereto) to extend the notice period for termination from three years to five years. It was further amended to provide that any future amendments to the agreement that could adversely affect GE Capital require the consent of the majority of the holders of the aggregate outstanding principal amount of senior unsecured debt securities issued or guaranteed by GE Capital (with an original stated maturity in excess of 270 days), unless the amendment does not trigger a downgrade of GE Capital’s long-term ratings.

GE made a $9.5 billion payment to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore increased the ratio of earnings to fixed charges of GE Capital for the fiscal year 2009 for purposes of the agreement to 1.33:1. As a result, no further payments under the agreement in 2010 are required related to 2009. Should this ratio fall below 1.10:1 for the fiscal year 2010, further payments would be required by GE to GE Capital. We currently expect to make a payment from GE to GE Capital in 2011 of about $2 billion pursuant to this agreement.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

TLGP

On November 12, 2008, the FDIC approved GE Capital’s application for designation as an eligible entity under the FDIC’s TLGP. Qualifying debt issued by GE Capital on or before October 31, 2009, is guaranteed under the Debt Guarantee Program of the TLGP and is backed by the full faith and credit of the United States. The FDIC’s guarantee under the TLGP is effective until the earlier of the maturity of the debt or December 31, 2012. At December 31, 2009, GE Capital had issued and outstanding, $59.3 billion of senior, unsecured debt that was guaranteed by the FDIC under the TLGP. We have incurred $2.3 billion of fees for our participation in the TLGP through December 31, 2009. These fees are amortized into interest expense over the terms of the related borrowings. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

Consolidated Statement of Changes in Shareowners’ Equity

GE shareowners’ equity increased by $12.6 billion in 2009, compared with a decrease of $10.9 billion in 2008 and an increase of $4.1 billion in 2007.

Net earnings increased GE shareowners' equity by $11.0 billion, $17.4 billion and $22.2 billion, partially offset by dividends declared of $6.8 billion, $12.6 billion and $11.7 billion in 2009, 2008, 2007, respectively.

Elements of Other Comprehensive Income increased shareowners’ equity by $6.7 billion in 2009, compared with a decrease of $30.2 billion in 2008 and an increase of $4.9 billion in 2007, inclusive of changes in accounting principles. The components of these changes are as follows:

(61)

•
Changes in benefit plans reduced shareowners’ equity by $1.8 billion in 2009, primarily reflecting a decrease in the discount rate used to value pension and postretirement benefit obligations. This compared with a decrease of $13.3 billion and an increase of $2.6 billion in 2008 and 2007, respectively. The decrease in 2008 primarily related to declines in the fair value of plan assets as a result of market conditions and adverse changes in the economic environment. Further information about changes in benefit plans is provided in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Currency translation adjustments increased shareowners’ equity by $4.1 billion in 2009, decreased equity by $11.0 billion in 2008 and increased equity by $4.5 billion in 2007. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At the end of 2009, the U.S. dollar was weaker against most major currencies, including the pound sterling, the Australian dollar and the euro, compared with a stronger dollar against those currencies at the end of 2008 and a weaker dollar against those currencies at the end of 2007. The dollar was weaker against the Japanese yen in 2008 and 2007.

•
The change in fair value of investment securities increased shareowners’ equity by $2.7 billion in 2009, reflecting improved market conditions related to securities classified as available for sale, primarily corporate debt and mortgage-backed securities. The change in fair value of investment securities decreased shareowners’ equity by $3.2 billion and $1.5 billion in 2008 and 2007, respectively. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•
Changes in the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $1.6 billion in 2009, primarily related to the effect of higher U.S. interest rates on interest rate swaps and lower foreign rates on cross-currency swaps. The change in the fair value of derivatives designated as cash flow hedges decreased equity by $2.7 billion and $0.5 billion in 2008 and 2007, respectively. Further information about the fair value of derivatives is provided in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

As discussed previously in the Liquidity and Borrowings section of this Item, we took a number of actions in 2008 and 2009 to strengthen our liquidity and our credit rating. Such actions also had an effect on shareowners’ equity, which included a $15 billion addition to equity through common and preferred stock offerings in the fourth quarter of 2008 and reduction in the dividend on GE stock, which had a $4 billion positive effect on equity in 2009.

Overview of Our Cash Flow from 2007 through 2009

Consolidated cash and equivalents were $72.3 billion at December 31, 2009, an increase of $24.1 billion from December 31, 2008. Cash and equivalents totaled $48.2 billion at December 31, 2008, an increase of $32.5 billion from December 31, 2007.

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

GE Cash Flow

GE cash and equivalents were $8.7 billion at December 31, 2009, compared with $12.1 billion at December 31, 2008. GE CFOA totaled $16.6 billion in 2009 compared with $19.1 billion and $23.3 billion in 2008 and 2007, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

(62)

December 31 (In billions)	2009	2008	2007

Operating cash collections(a)	$104.1	$115.5	$102.8
Operating cash payments	(87.5)	(98.8)	(86.8)
Cash dividends from GECS	–	2.4	7.3
GE cash from operating activities (GE CFOA)(a)	$16.6	$19.1	$23.3

(a)
GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS increased GE CFOA by an insignificant amount and $0.1 billion in 2009 and 2008, respectively. See Note 26 to the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" for this Form 10-K Report for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $11.4 billion in 2009 and increased by $12.7 billion in 2008. These changes are consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased in 2009 by $11.3 billion and increased by $12.0 billion in 2008. These changes are consistent with the changes in GE total costs and expenses.

GE CFOA decreased $2.5 billion compared with 2008, primarily reflecting the lack of a current-year dividend from GECS ($2.4 billion). In 2008, GE CFOA decreased $4.2 billion compared with 2007, primarily reflecting a decrease in the dividend from GECS of $4.9 billion.

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

GECS Cash Flow

GECS cash and equivalents were $64.4 billion at December 31, 2009, compared with $37.5 billion at December 31, 2008. GECS cash from operating activities totaled $7.6 billion in 2009, compared with cash from operating activities of $31.2 billion in 2008. This decrease was primarily due to an overall decline in net earnings, a current-year reduction in cash collateral held from counterparties on derivative contracts of $6.9 billion and declines in taxes payable ($2.7 billion). In addition, 2008 GECS cash from operating activities benefited from an increase in cash collateral posted by counterparties.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $45.7 billion in 2009; $44.0 billion resulted from a reduction in financing receivables, primarily from collections exceeding originations and $9.1 billion resulted from proceeds from business dispositions, including the consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland, a portion of our Australian residential mortgage business and the Thailand business. These sources were partially offset by cash used for acquisitions of $5.7 billion, primarily for the acquisition of Interbanca S.p.A.

GECS cash used for financing activities in 2009 reflected our continued reduction in ending net investment. Cash used for financing activities of $26.4 billion related primarily to a $26.9 billion reduction in borrowings (maturities 90 days or less), primarily commercial paper, reductions in long-term borrowings partially offset by the pre-funding of our 2010 long-term debt maturities, and a $4.0 billion decrease in bank deposits, partially offset by a capital contribution from GE to GECS of $9.5 billion.

(63)

GECS pays dividends to GE through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. There were no dividends paid to GE in 2009 compared with $2.4 billion and $7.3 billion in 2008 and 2007, respectively. There were no special dividends paid to GE in 2009 and 2008, compared with $2.4 billion in 2007.

Intercompany Eliminations

Effects of transactions between related companies are eliminated and consist primarily of GECS dividends to GE or capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. See Note 26 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information related to intercompany eliminations.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2009, follow.

	Payments due by period
					2015 and
(In billions)	Total	2010	2011-2012	2013-2014	thereafter

Borrowings and bank
deposits (Note 10)	$510.2	$160.8	$157.2	$65.2	$127.0
Interest on borrowings and
bank deposits	131.0	16.0	27.0	17.0	71.0
Operating lease obligations
(Note 19)	5.6	1.2	1.8	1.1	1.5
Purchase obligations(a)(b)	57.0	37.0	16.0	3.0	1.0
Insurance liabilities (Note 11)(c)	20.0	2.0	5.0	3.0	10.0
Other liabilities(d)	97.0	24.0	11.0	11.0	51.0
Contractual obligations of
discontinued operations(e)	1.0	1.0	–	–	–

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.

(b)
Excluded funding commitments entered into in the ordinary course of business by our financial services businesses. Further information on these commitments and other guarantees is provided in Note 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(c)	Included contracts with reasonably determinable cash flows such as structured settlements, certain property and casualty contracts, and guaranteed investment contracts.

(d)
Included an estimate of future expected funding requirements related to our pension and postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See Notes 14 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on certain of these items.

(e)	Included payments for other liabilities.

Variable Interest Entities and Off-Balance Sheet Arrangements

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns and as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions. Our securitization activities are conducted using Variable Interest Entities (VIEs), principally QSPEs.

(64)

Certain of our VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary and QSPEs are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement. At December 31, 2009, consolidated variable interest entity assets and liabilities were $17.0 billion and $15.2 billion, respectively, a decrease of $9.9 billion and $6.2 billion from 2008, respectively. In the first quarter of 2009, we deconsolidated PTL and removed $7.0 billion of assets and $0.8 billion of liabilities from our balance sheet. The deconsolidation was a result of our reducing our investment in PTL by selling a 1% limited partnership interest to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights. We recognized a pre-tax gain on the sale of $0.3 billion, including a gain on the remeasurement of our retained investment of $0.2 billion.

At December 31, 2009, variable interests in unconsolidated VIEs other than QSPEs were $9.7 billion, an increase of $5.7 billion from 2008, primarily related to the deconsolidation of PTL. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs of $1.4 billion, an increase of $0.2 billion from 2008. Together, these represent our maximum exposure to loss if the assets of the unconsolidated VIEs were to have no value.

QSPEs that we use for securitization are funded with asset-backed commercial paper and term debt. The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. At December 31, 2009, securitization entities held $46.9 billion in transferred financial assets, a decrease of $5.7 billion from year-end 2008. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2009, our Statement of Financial Position included $11.8 billion in retained interests related to the transferred financial assets discussed above. These retained interests are held by QSPEs and VIEs for which we are not the primary beneficiary and take two forms: (1) sellers’ interests, which are classified as financing receivables, and (2) subordinated interests, designed to provide credit enhancement to senior interests, which are classified as investment securities. The carrying value of our retained interests classified as financing receivables was $3.0 billion at December 31, 2009, a decrease of  $1.2 billion from 2008. The carrying value of our retained interests classified as investment securities was $8.8 billion at December 31, 2009, an increase of $2.5 billion from 2008. Certain of these retained interests are accounted for with changes in fair value recorded in earnings. During 2009, we recognized increases in fair values on these retained interests of $0.3 billion compared with declines in fair value on these retained interests of $0.1 billion in 2008. For those retained interests classified as investment securities, we recognized other-than-temporary impairments of $0.1 billion in 2009, compared with $0.3 billion in 2008. Our recourse liability in these arrangements was an inconsequential amount in both 2009 and 2008.

We are party to various credit enhancement positions with securitization entities, including liquidity and credit support agreements and guarantee and reimbursement contracts, and have provided our best estimate of the fair value of estimated losses on such positions. The estimate of fair value is based on prevailing market conditions at December 31, 2009. Should market conditions deteriorate, actual losses could be higher. Our exposure to loss under such agreements was limited to $2.1 billion at December 31, 2009.

We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in either 2009 or 2008.

(65)

In 2009, the FASB issued ASU 2009-16 and ASU 2009-17 amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively, which are effective for us on January 1, 2010. ASU 2009-16 will eliminate the QSPE concept, and ASU 2009-17 will require that all such entities be evaluated for consolidation as VIEs, which will result in our consolidating substantially all of our former QSPEs. Upon adoption we will record assets and liabilities of these entities at carrying amounts consistent as if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See the New Accounting Standards section of this Item for further discussion.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. This estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and we evaluate relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1 and 6 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability result in an adjustment of earnings; such adjustments increased earnings by $0.2 billion in 2009, decreased earnings by $0.2 billion in 2008 and increased earnings by $0.4 billion in 2007. We provide for probable losses when they become evident.

Further information is provided in Notes 1 and 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(66)

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the FASB amended ASC 320 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 21 in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity – Investment Securities section of this Item and in Notes 1, 3 and 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use quoted market prices when available, our internal cash flow estimates discounted at an appropriate interest rate and independent appraisals, as appropriate.

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in Capital Finance, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management's best estimate. In determining its best estimate, management evaluates average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.1 billion in both 2009 and 2008. Provisions for losses on financing receivables related to commercial aircraft were $0.1 billion in 2009 and insignificant in 2008.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 7 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(67)

Real Estate. We review the estimated value of our commercial real estate investments semi-annually. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. As of our most recent estimate performed in 2009, the carrying value of our Real Estate investments exceeded their estimated value by about $7 billion. The estimated value of the portfolio reflects the continued deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset, which is based upon current market data, including current capitalization rates. During 2009, Capital Finance Real Estate recognized pre-tax impairments of $0.8 billion in its real estate held for investment, as compared to $0.3 billion in 2008. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management section of this Item and in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Compared to the market approach, the income approach more closely aligns the reporting unit valuation to a company’s or business’ specific business model, geographic markets and product offerings, as it is based on specific projections of the business. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future circumstances that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables (or pure plays) is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult under the current market conditions to identify orderly transactions between market participants in similar financial services businesses. We assess the valuation methodology based upon the relevance and availability of data at the time of performing the valuation and weight the methodologies appropriately.

(68)

Given the significant decline in our stock price in the first quarter of 2009 and market conditions in the financial services industry at that time, we conducted an additional impairment analysis of the Capital Finance reporting units during the first quarter of 2009 using data as of January 1, 2009. As a result of these tests, no goodwill impairment was recognized.

We performed our annual impairment test for goodwill at all of our reporting units in the third quarter using data as of July 1, 2009. In performing the valuations, we used cash flows, which reflected management’s forecasts and discount rates which reflect the risks associated with the current market. Based on the results of our testing, the fair values at each of the GE Industrial reporting units and the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities is measured) was not required to be performed and no goodwill impairment was recognized. Due to the volatility and uncertainties in the current commercial real estate environment, we used a range of valuations to determine the fair value for our Real Estate reporting unit. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis described above. As a result of our tests for Real Estate, no goodwill impairment was recognized. Our Real Estate reporting unit had a goodwill balance of $1.2 billion at December 31, 2009.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

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

Further information is provided in the Financial Resources and Liquidity – Goodwill and Other Intangible Assets section of this Item and in Notes 1 and 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

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

Accumulated and projected benefit obligations are measured as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

Our discount rates for principal pension plans at December 31, 2009, 2008 and 2007 were 5.78%, 6.11% and 6.34%, respectively, reflecting market interest rates.

(69)

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans’ assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios. Assets in our principal pension plans earned 10.0% in 2009, and had average annual earnings of  3.1%, 8.5% and 10.0% per year in the 10-, 15- and 25-year periods ended December 31, 2009, respectively. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.5% long-term expected return on those assets.

Sensitivity to changes in key assumptions for our principal pension plans follows.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $1.3 billion.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by $0.3 billion.

Further information on our pension plans is provided in the Operations – Overview section of this Item and in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the company. At December 31, 2009, $84 billion of earnings have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $3.6 billion and $3.1 billion at December 31, 2009 and 2008, respectively, including $1.2 billion and $1.3 billion at December 31, 2009 and 2008, respectively, reported in assets of discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2009 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations – Overview section of this Item and in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(70)

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

At December 31, 2009, derivative assets and liabilities were $8.0 billion and $3.7 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 9, 21 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. Assets and liabilities measured at fair value every reporting period include investments in debt and equity securities and derivatives. Assets that are not measured at fair value every reporting period but that are subject to fair value measurements in certain circumstances include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our asset being valued. Further information on fair value measurements is provided in Notes 1, 21 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties, such as regulators.

Further information is provided in Notes 13 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(71)

Other Information

New Accounting Standards

In 2009, the FASB issued ASU 2009-16 and ASU 2009-17, which amended ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively, and are effective for us on January 1, 2010. ASU 2009-16 will eliminate the QSPE concept, and ASU 2009-17 will require that all such entities be evaluated for consolidation as VIEs, which will result in our consolidating substantially all of our former QSPEs.

Among other changes, the amendments to ASC 810 replace the existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. The revised guidance will sometimes change the composition of entities that meet the definition of a VIE and the determination about which party should consolidate a VIE, as well as requiring the latter to be evaluated continuously.

We have evaluated all entities that fall within the scope of the amended ASC 810 to determine whether we will be required to consolidate or deconsolidate these entities on January 1, 2010. In addition to the former QSPEs described above, we will consolidate assets of VIEs related to direct investments in entities that hold loans and fixed income securities, a media joint venture and a small number of companies to which we have extended loans in the ordinary course of business and have subsequently been subject to a troubled debt restructuring.

Upon adoption of the amendments on January 1, 2010, we will consolidate the assets and liabilities of these entities at the amount they would have been reported in our financial statements had we always consolidated them. We will also deconsolidate certain entities where we do not meet the definition of the primary beneficiary under the revised guidance, the effect of which will be insignificant. The incremental effect of consolidation on total assets and liabilities, net of our investment in these entities, will be an increase of approximately $32 billion and $34 billion, respectively. There also will be a net reduction of equity of approximately $2 billion, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings, which will be earned back over the life of the assets.

The assets of QSPEs that we will be required to consolidate will be approximately $29 billion, net of our existing retained interests of approximately $9 billion, and liabilities will be $31 billion at January 1, 2010. Significant assets of the QSPEs will include net financing receivables and trade receivables of approximately $39 billion and investment securities of approximately $1 billion. Significant liabilities will include short-term and long-term borrowings of $19 billion each. The assets and liabilities of other VIEs we will consolidate will be approximately $2 billion each.

The amended guidance on ASC 860 also modifies existing derecognition criteria in a manner that will significantly narrow the types of transactions that will qualify as sales. The revised criteria will apply prospectively to transfers of financial assets occurring after December 31, 2009.

On September 23, 2009, the FASB issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments also require certain software-enabled products to be accounted for under the general accounting standards for multiple component arrangements as opposed to accounting standards specifically applicable to software arrangements. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The financial statement impact of adopting these amendments is expected to be insignificant to our financial statements.

(72)

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Annual Report, to:

•	Industrial earnings, excluding NBCU

•	Cash generated by our Industrial businesses

•	Average GE shareowners’ equity, excluding effects of discontinued operations

•	Ratio of debt to equity at GE Capital, net of cash and equivalents and with classification of hybrid debt as equity

•	Capital Finance ending net investment (ENI), excluding the effects of currency exchange rates, at December 31, 2009 and 2008

•
GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, the corresponding effective tax rates and the reconciliation of the U.S. federal statutory rate to those effective tax rates for the three years ended December 31, 2009

•	Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables for 2009, 2008 and 2007

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Industrial Earnings, Excluding NBCU
(In millions)	2009	2008	% change

Total segment profit	$19,339	$26,360
Less Capital Finance	2,344	8,632
Less NBC Universal	2,264	3,131
Segment profit, excluding Capital Finance and NBC Universal
(Industrial earnings, excluding NBCU)	$14,731	$14,597	1%

We have provided the increase in 2009 segment profit excluding the earnings of our financial services segment, Capital Finance, and our media business, NBC Universal. We believe that this is a useful comparison because it provides investors with information on the results of our industrial businesses without the NBC Universal business, which is classified as a business held for sale at December 31, 2009. We believe that this measure, considered along with the corresponding GAAP measure, provides management and investors with additional information for comparison to other industrial businesses.

Cash Generated by our Industrial Businesses
(In millions)	2009

Cash from GE's operating activities as reported	$16,581
Less dividends from GECS	–
Cash from GE's operating activities, excluding dividends from
GECS (Industrial CFOA)	$16,581

(73)

We refer to cash generated by our industrial businesses as "Industrial CFOA," which we define as GE’s cash from operating activities less the amount of dividends received by GE from GECS. This includes the effects of intercompany transactions, including GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. We believe that investors may find it useful to compare GE’s operating cash flows without the effect of GECS dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period to period based upon the results of the financial services businesses. Management recognizes that this measure may not be comparable to cash flow results of companies which contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the Financial Services (GECS) cash flows. We believe that our measure of Industrial CFOA provides management and investors with a useful measure to compare the capacity of our industrial operations to generate operating cash flow with the operating cash flow of other non-financial businesses and companies and as such provides a useful measure to supplement the reported GAAP CFOA measure.

Average GE Shareowners' Equity, Excluding Effects of Discontinued Operations (a)
December 31 (In millions)	2009	2008	2007	2006	2005

Average GE shareowners’
equity(b)	$110,535	$113,387	$113,842	$109,174	$110,998
Less the effects of
Cumulative earnings from
discontinued operations	–	–	–	–	2,094
Average net investment in
discontinued operations	(642)	(590)	3,640	11,658	13,298
Average GE shareowners’
equity, excluding effects of
discontinued operations(a)	$111,177	$113,977	$110,202	$97,516	$95,606

(a)	Used for computing return on average GE shareowners’ equity and return on average total capital invested shown in the Selected Financial Data section in Part II, Item 6. “Selected Financial Data.”

(b)	On an annual basis, calculated using a five-point average.

Our ROTC calculation excludes earnings (losses) of discontinued operations from the numerator because U.S. GAAP requires us to display those earnings (losses) in the Statement of Earnings. We exclude the cumulative effect of earnings (losses) of discontinued operations from the denominator in our ROTC calculation (1) for each of the periods for which related discontinued operations were presented, and (2) for our average net investment in discontinued operations since July 1, 2005. Had we disposed of these operations before July 1, 2005, we would have applied the proceeds to reduce parent-supported debt at GE Capital. However, since parent-supported debt at GE Capital was retired by June 30, 2005, we have assumed that we would have distributed the proceeds after that time to shareowners through share repurchases, thus reducing average GE shareowners’ equity. Our calculation of average GE shareowners’ equity may not be directly comparable to similarly titled measures reported by other companies. We believe that it is a clearer way to measure the ongoing trend in return on total capital for the continuing operations of our businesses given the extent that discontinued operations have affected our reported results. We believe that this results in a more relevant measure for management and investors to evaluate performance of our continuing operations, on a consistent basis, and to evaluate and compare the performance of our continuing operations with the ongoing operations of other businesses and companies.

Definitions indicating how the above-named ratios are calculated using average GE shareowners’ equity, excluding effects of discontinued operations, can be found in the Glossary.

(74)

Ratio of Debt to Equity at GE Capital, Net of Cash and Equivalents and with Classification of Hybrid Debt as Equity
December 31 (Dollars in millions)	2009	2008

GE Capital debt	$496,558	$510,356
Less cash and equivalents	63,693	36,430
Less hybrid debt	7,725	7,725
	$425,140	$466,201

GE Capital equity	$73,718	$58,229
Plus hybrid debt	7,725	7,725
	$81,443	$65,954

Ratio	5.22:1	7.07:1
We have provided the GE Capital ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. In the first quarter of 2009, GE made a $9.5 billion payment to GECS (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance). Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

Capital Finance Ending Net Investment (ENI), Excluding the Effect of Currency Exchange Rates
December 31 (In billions)	2009	2008

GECS total assets	$650.2	$660.9
Less assets of discontinued operations	1.5	1.7
Less non-interest bearing liabilities	75.7	85.5
Less GECS headquarters ENI	79.4	48.5
Capital Finance ENI	493.6	525.2
Less effects of currency exchange rates	21.4	–
Capital Finance ENI, excluding the effects of currency exchange rates	$472.2	$525.2

We use ENI to measure the size of our financial services business. We believe that this measure is a better indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. We also believe that by excluding the impact of GECS discontinued operations, GECS headquarters items and the effects of currency exchange movements during the year, we provide a more meaningful measure for our Capital Finance segment.

GE Pre-Tax Earnings from Continuing Operations, Excluding
GECS Earnings and the Corresponding Effective Tax Rates
(Dollars in millions)	2009	2008	2007

GE earnings from continuing operations before income taxes	$14,142	$21,926	$25,958
Less GECS earnings from continuing operations	1,590	7,774	12,417
Total	$12,552	$14,152	$13,541

GE provision for income taxes	$2,739	$3,427	$2,794
GE effective tax rate, excluding GECS earnings	21.8%	24.2%	20.6%

(75)

Reconciliation of U.S. Federal Statutory Income Tax Rate to GE Effective Tax Rate, Excluding GECS Earnings
	2009	2008	2007

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(12.0)	(8.0)	(9.4)
U.S. business credits	(1.1)	(0.5)	(0.6)
All other – net	(0.1)	(2.3)	(4.4)
	(13.2)	(10.8)	(14.4)
GE effective tax rate, excluding GECS earnings	21.8%	24.2%	20.6%

We believe that the GE effective tax rate is best analyzed in relation to GE earnings before income taxes excluding the GECS net earnings from continuing operations, as GE tax expense does not include taxes on GECS earnings. Management believes that in addition to the Consolidated and GECS tax rates shown in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, this supplemental measure provides investors with useful information as it presents the GE effective tax rate that can be used in comparing the GE results to other non-financial services businesses.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

Equipment Financing

December 31	2009	2008	2007

Managed	2.81%	2.17%	1.21%
Off-book	2.29	1.20	0.71
On-book	2.91	2.34	1.33

Consumer

December 31	2009	2008	2007

Managed	8.82%	7.43%	5.38%
U.S.	7.66	7.14	5.52
Non-U.S.	9.34	7.57	5.32
Off-book	7.20	8.24	6.64
U.S.	7.20	8.24	6.64
Non-U.S.	(a)	(a)	(a)
On-book	9.10	7.31	5.22
U.S.	8.08	6.39	4.78
Non-U.S.	9.34	7.57	5.32

(a)	Not applicable.

Delinquency rates on on-book and off-book equipment financing loans and leases increased from December 31, 2008 and December 31, 2007, to December 31, 2009, as a result of continuing weakness in the global economic and credit environment. In addition, delinquency rates on on-book equipment financing loans and leases increased nine basis points from December 31, 2008 to December 31, 2009, as a result of the inclusion of the CitiCapital acquisition.

(76)

The increase in on-book delinquencies for consumer financing receivables in the U.S. from December 31, 2008 and December 31, 2007, to December 31, 2009, primarily reflects the continued rise in delinquencies across the U.S. credit card receivables platforms. The increase in on-book delinquencies for consumer financing receivables outside of the U.S. from December 31, 2008 and December 31, 2007, to December 31, 2009, reflects the effects of the declining U.K. housing market. The increase in off-book delinquencies for consumer financing receivables in the U.S. from December 31, 2007 to December 31, 2008, primarily reflects the rise in delinquencies across the U.S. credit card receivables platform. The decrease in off-book delinquencies for consumer financing receivables in the U.S. from December 31, 2008 to December 31, 2009, reflected the replacement of certain lower-credit quality receivables from a securitization trust in 2009.

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

(77)

Glossary

Backlog Unfilled customer orders for products and product services (12 months for product services).

Borrowing Financial liability (short or long-term) that obligates us to repay cash or another financial asset to another entity.

Borrowings as a percentage of total capital invested For GE, the sum of borrowings and mandatorily redeemable preferred stock, divided by the sum of borrowings, mandatorily redeemable preferred stock, noncontrolling interests and total shareowners’ equity.

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

Ending Net Investment (ENI) is the total capital we have invested in the financial services business. It is the sum of short-term borrowings, long-term borrowings and equity (excluding noncontrolling interests) adjusted for unrealized gains and losses on investment securities and hedging instruments. Alternatively, it is the amount of assets of continuing operations less the amount of non-interest bearing liabilities.

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

(78)

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

Noncontrolling interest Portion of shareowner's equity in a subsidiary that is not attributable to GE. In prior financial statements, this was labeled minority interest and was presented outside of shareowners' equity.

Operating profit GE earnings from continuing operations before interest and other financial charges, income taxes and effects of accounting changes.

Option The right, not the obligation, to execute a transaction at a designated price, generally involving equity interests, interest rates, currencies or commodities. See “Hedge.”

(79)

Product services For purposes of the financial statement display of sales and costs of sales in our Statement of Earnings, “goods” is required by U.S. Securities and Exchange Commission regulations to include all sales of tangible products, and “services” must include all other sales, including broadcasting and other services activities. In our Management’s Discussion and Analysis of Operations we refer to sales under product service agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “product services,” which is an important part of our operations.

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

Qualifying SPEs (QSPEs) These entities are a specific type of Variable Interest Entity defined in ASC 860, Transfers and Servicing. The activities of QSPEs are significantly limited and entirely specified in the legal documents that established the entity. There also are significant limitations on the types of assets and derivative instruments they may hold and the types and extent of activities and decision-making they may engage in.

Retained interest A portion of a transferred financial asset retained by the transferor that provides rights to receive portions of the cash inflows from that asset.

Return on average GE shareowners’ equity Earnings from continuing operations before accounting changes divided by average GE shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average GE shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2009, is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and noncontrolling interests, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and noncontrolling interests (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31, 2009, is described in the Supplemental Information section.

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

Subprime For purposes of Consumer related discussion, subprime includes consumer finance products like mortgage, auto, cards, sales finance and personal loans to U.S. and global borrowers whose credit score implies a higher probability of default based upon GE Capital's proprietary scoring models and definitions, which add various qualitative and quantitative factors to a base credit score such as a FICO score or global bureau score. Although, FICO and global bureau credit scores are a widely accepted rating of individual consumer creditworthiness, the internally modeled scores are more reflective of the behavior and default risks in the portfolio compared to stand-alone generic bureau scores.

(80)

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

Variable interest entity Entity defined by ASC 810, Consolidation, and that must be consolidated by its primary beneficiary. A variable interest entity has one or both of the following characteristics: (1) its equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) as a group, the equity investors lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Keith S. Sherin
Jeffrey R. Immelt	Keith S. Sherin
Chairman of the Board and Chief Executive Officer February 19, 2010	Vice Chairman and Chief Financial Officer

(81)

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors

of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (“GE”) as of December 31, 2009 and 2008, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited GE’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GE management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on GE’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements appearing on pages 84, 86, 87, 89, 91-167 and the Summary of Operating Segments table on page 35 present fairly, in all material respects, the financial position of GE as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, GE maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

(82)

As discussed in Note 1 to the consolidated financial statements, GE, in 2009, changed its method of accounting for impairment of debt securities, business combinations and noncontrolling interests; in 2008, changed its method of accounting for fair value measurements and adopted the fair value option for certain financial assets and financial liabilities; and, in 2007, changed its methods of accounting for uncertainty in income taxes and for a change or projected change in the timing of cash flows relating to income taxes generated by leveraged lease transactions.

Our audits of GE’s consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 85, 88 and 90 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP

KPMG LLP

Stamford, Connecticut

February 19, 2010

(83)

Statement of Earnings
	General Electric Company
	and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2009	2008	2007

Revenues
Sales of goods	$65,068	$69,100	$60,670
Sales of services	38,709	43,669	38,856
Other income (Note 17)	1,006	1,586	3,019
GECS earnings from continuing operations	–	–	–
GECS revenues from services (Note 18)	52,000	68,160	69,943
Total revenues	156,783	182,515	172,488

Costs and expenses (Note 19)
Cost of goods sold	50,580	54,602	47,309
Cost of services sold	25,341	29,170	25,816
Interest and other financial charges	18,769	26,209	23,762
Investment contracts, insurance losses and
insurance annuity benefits	3,017	3,213	3,469
Provision for losses on financing receivables (Note 6)	10,928	7,518	4,431
Other costs and expenses	37,804	42,021	40,173
Total costs and expenses	146,439	162,733	144,960

Earnings (loss) from continuing operations
before income taxes	10,344	19,782	27,528
Benefit (provision) for income taxes (Note 14)	1,090	(1,052)	(4,155)
Earnings from continuing operations	11,434	18,730	23,373
Loss from discontinued operations,
net of taxes (Note 2)	(193)	(679)	(249)
Net earnings	11,241	18,051	23,124
Less net earnings attributable to
noncontrolling interests	216	641	916
Net earnings attributable to the Company	11,025	17,410	22,208
Preferred stock dividends declared	(300)	(75)	–
Net earnings attributable to GE common
shareowners	$10,725	$17,335	$22,208

Amounts attributable to the Company
Earnings from continuing operations	$11,218	$18,089	$22,457
Loss from discontinued operations,
net of taxes	(193)	(679)	(249)
Net earnings attributable to the Company	$11,025	$17,410	$22,208

Per-share amounts (Note 20)
Earnings from continuing operations
Diluted earnings per share	$1.03	$1.78	$2.20
Basic earnings per share	1.03	1.79	2.21

Net earnings
Diluted earnings per share	1.01	1.72	2.17
Basic earnings per share	1.01	1.72	2.18

Dividends declared per share	0.61	1.24	1.15

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

(84)

Statement of Earnings (Continued)
For the years ended December 31	GE(a)			GECS
(In millions; per-share amounts in dollars)	2009	2008	2007	2009	2008	2007

Revenues
Sales of goods	$64,211	$67,637	$60,374	$970	$1,773	$718
Sales of services	39,246	44,377	39,422	–	–	–
Other income (Note 17)	1,179	1,965	3,371	–	–	–
GECS earnings from continuing operations	1,590	7,774	12,417	–	–	–
GECS revenues from services (Note 18)	–	–	–	53,193	69,514	71,218
Total revenues	106,226	121,753	115,584	54,163	71,287	71,936

Costs and expenses (Note 19)
Cost of goods sold	49,886	53,395	47,103	808	1,517	628
Cost of services sold	25,878	29,878	26,382	–	–	–
Interest and other financial charges	1,478	2,153	1,993	17,942	25,116	22,706
Investment contracts, insurance losses and
insurance annuity benefits	–	–	–	3,193	3,421	3,647
Provision for losses on financing receivables (Note 6)	–	–	–	10,928	7,518	4,431
Other costs and expenses	14,842	14,401	14,148	23,500	28,085	26,537
Total costs and expenses	92,084	99,827	89,626	56,371	65,657	57,949

Earnings (loss) from continuing operations
before income taxes	14,142	21,926	25,958	(2,208)	5,630	13,987
Benefit (provision) for income taxes (Note 14)	(2,739)	(3,427)	(2,794)	3,829	2,375	(1,361)
Earnings from continuing operations	11,403	18,499	23,164	1,621	8,005	12,626
Loss from discontinued operations,
net of taxes (Note 2)	(193)	(679)	(249)	(175)	(719)	(2,116)
Net earnings	11,210	17,820	22,915	1,446	7,286	10,510
Less net earnings attributable to
noncontrolling interests	185	410	707	31	231	209
Net earnings attributable to the Company	11,025	17,410	22,208	1,415	7,055	10,301
Preferred stock dividends declared	(300)	(75)	–	–	–	–
Net earnings attributable to GE common
shareowners	$10,725	$17,335	$22,208	$1,415	$7,055	$10,301

Amounts attributable to the Company
Earnings from continuing operations	$11,218	$18,089	$22,457	$1,590	$7,774	$12,417
Loss from discontinued operations,
net of taxes	(193)	(679)	(249)	(175)	(719)	(2,116)
Net earnings attributable to the Company	$11,025	$17,410	$22,208	$1,415	$7,055	$10,301

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for "GE" and "GECS. " Transactions between GE and GECS have been eliminated from the "General Electric Company and consolidated affiliates" columns on the prior page.

(85)

Consolidated Statement of Changes in Shareowners' Equity
(In millions)	2009	2008	2007

Changes in shareowners’ equity (Note 15)
GE shareowners' equity balance at January 1	$104,665	$115,559	$111,509
Dividends and other transactions with shareowners	(5,049)	1,873	(23,102)
Other comprehensive income (loss)
Investment securities – net	2,659	(3,218)	(1,484)
Currency translation adjustments – net	4,135	(11,007)	4,527
Cash flow hedges – net	1,598	(2,664)	(539)
Benefit plans – net	(1,804)	(13,288)	2,566
Total other comprehensive income (loss)	6,588	(30,177)	5,070
Increases from net earnings attributable to the Company	11,025	17,410	22,208
Comprehensive income (loss)	17,613	(12,767)	27,278
Cumulative effect of changes in accounting principles(a)	62	–	(126)
Balance at December 31	117,291	104,665	115,559
Noncontrolling interests(b)	7,845	8,947	8,004
Total equity balance at December 31	$125,136	$113,612	$123,563

On January 1, 2009, we adopted an amendment to ASC 810, Consolidation, that requires certain changes to the presentation of our financial statements. This amendment requires us to classify noncontrolling interests (previously referred to as "minority interest") as part of shareowners' equity.

(a)	We adopted amendments to ASC 320, Investments - Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009. See Note 15.

(b)	See Note 15 for an explanation of the change in noncontrolling interests for 2009.

See accompanying notes.

(86)

Statement of Financial Position
	General Electric Company
	and consolidated affiliates
At December 31 (In millions, except share amounts)	2009	2008

Assets
Cash and equivalents	$72,260	$48,187
Investment securities (Note 3)	51,941	41,446
Current receivables (Note 4)	16,458	21,411
Inventories (Note 5)	11,987	13,674
Financing receivables – net (Note 6)	329,232	365,168
Other GECS receivables	14,177	13,439
Property, plant and equipment – net (Note 7)	69,212	78,530
Investment in GECS	–	–
Goodwill (Note 8)	65,574	81,759
Other intangible assets – net (Note 8)	11,929	14,977
All other assets (Note 9)	103,417	106,899
Assets of businesses held for sale (Note 2)	34,111	10,556
Assets of discontinued operations (Note 2)	1,520	1,723
Total assets	$781,818	$797,769

Liabilities and equity
Short-term borrowings (Note 10)	$133,054	$164,061
Accounts payable, principally trade accounts	19,703	20,819
Progress collections and price adjustments
accrued	12,192	12,536
Dividends payable	1,141	3,340
Other GE current liabilities	13,386	18,220
Bank deposits (Note 10)	38,923	36,854
Long-term borrowings (Note 10)	338,215	322,847
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	31,641	34,032
All other liabilities (Note 13)	58,861	64,796
Deferred income taxes (Note 14)	2,173	4,584
Liabilities of businesses held for sale (Note 2)	6,092	636
Liabilities of discontinued operations (Note 2)	1,301	1,432
Total liabilities	656,682	684,157

Preferred stock (30,000 shares outstanding at
both year-end 2009 and 2008)	–	–
Common stock (10,663,075,000 and 10,536,897,000
shares outstanding at year-end 2009 and
2008, respectively)	702	702
Accumulated other comprehensive income – net(a)
Investment securities	(435)	(3,094)
Currency translation adjustments	3,836	(299)
Cash flow hedges	(1,734)	(3,332)
Benefit plans	(16,932)	(15,128)
Other capital	37,729	40,390
Retained earnings	126,363	122,123
Less common stock held in treasury	(32,238)	(36,697)

Total GE shareowners’ equity	117,291	104,665
Noncontrolling interests(b)	7,845	8,947
Total equity (Notes 15 and 16)	125,136	113,612

Total liabilities and equity	$781,818	$797,769

(a)	The sum of accumulated other comprehensive income - net was $(15,265) million and $(21,853) million at December 31, 2009 and 2008, respectively.

(b)	Included accumulated other comprehensive income - net attributable to noncontrolling interests of $(188) million and $(194) million at December 31, 2009 and 2008, respectively.

See accompanying notes.

(87)

Statement of Financial Position (Continued)

	GE(a)		GECS
At December 31 (In millions, except share amounts)	2009	2008	2009	2008

Assets
Cash and equivalents	$8,654	$12,090	$64,356	$37,486
Investment securities (Note 3)	30	213	51,913	41,236
Current receivables (Note 4)	9,818	15,064	–	–
Inventories (Note 5)	11,916	13,597	71	77
Financing receivables – net (Note 6)	–	–	336,926	372,456
Other GECS receivables	–	–	18,752	18,636
Property, plant and equipment – net (Note 7)	12,495	14,433	56,717	64,097
Investment in GECS	70,833	53,279	–	–
Goodwill (Note 8)	36,613	56,394	28,961	25,365
Other intangible assets – net (Note 8)	8,450	11,364	3,479	3,613
All other assets (Note 9)	17,097	22,435	87,471	85,721
Assets of businesses held for sale (Note 2)	33,986	–	125	10,556
Assets of discontinued operations (Note 2)	50	64	1,470	1,659
Total assets	$209,942	$198,933	$650,241	$660,902

Liabilities and equity
Short-term borrowings (Note 10)	$504	$2,375	$133,939	$163,899
Accounts payable, principally trade accounts	10,373	11,699	13,275	13,882
Progress collections and price adjustments
accrued	12,957	13,058	–	–
Dividends payable	1,141	3,340	–	–
Other GE current liabilities	13,386	18,284	–	–
Bank deposits (Note 10)	–	–	38,923	36,854
Long-term borrowings (Note 10)	11,681	9,827	327,472	313,848
Investment contracts, insurance liabilities
and insurance annuity benefits (Note 11)	–	–	32,009	34,369
All other liabilities (Note 13)	35,232	32,767	23,756	32,090
Deferred income taxes (Note 14)	(4,620)	(3,949)	6,793	8,533
Liabilities of businesses held for sale (Note 2)	6,037	–	55	636
Liabilities of discontinued operations (Note 2)	163	189	1,138	1,243
Total liabilities	86,854	87,590	577,360	605,354

Preferred stock (30,000 shares outstanding at
both year-end 2009 and 2008)	–	–	–	–
Common stock (10,663,075,000 and 10,536,897,000
shares outstanding at year-end 2009 and
2008, respectively)	702	702	1	1
Accumulated other comprehensive income – net
Investment securities	(435)	(3,094)	(436)	(3,097)
Currency translation adjustments	3,836	(299)	1,372	(1,258)
Cash flow hedges	(1,734)	(3,332)	(1,769)	(3,134)
Benefit plans	(16,932)	(15,128)	(434)	(367)
Other capital	37,729	40,390	27,591	18,079
Retained earnings	126,363	122,123	44,508	43,055
Less common stock held in treasury	(32,238)	(36,697)	–	–

Total GE shareowners’ equity	117,291	104,665	70,833	53,279
Noncontrolling interests	5,797	6,678	2,048	2,269
Total equity (Notes 15 and 16)	123,088	111,343	72,881	55,548

Total liabilities and equity	$209,942	$198,933	$650,241	$660,902

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for “GE” and “GECS.” Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page.

(88)

Statement of Cash Flows
	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2009	2008	2007

Cash flows – operating activities
Net earnings	$11,241	$18,051	$23,124
Less net earnings attributable to noncontrolling interests	216	641	916
Net earnings attributable to the Company	11,025	17,410	22,208
Loss from discontinued operations	193	679	249
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	10,636	11,492	10,275
Earnings from continuing operations retained by GECS	–	–	–
Deferred income taxes	(2,705)	(1,284)	657
Decrease (increase) in GE current receivables	3,273	(24)	(868)
Decrease (increase) in inventories	1,101	(719)	(1,562)
Increase (decrease) in accounts payable	(480)	(1,078)	(997)
Increase (decrease) in GE progress collections	(500)	2,827	4,622
Provision for losses on GECS financing receivables	10,928	7,518	4,431
All other operating activities (Note 25)	(8,747)	11,020	927
Cash from (used for) operating activities – continuing
operations	24,724	47,841	39,942
Cash from (used for) operating activities – discontinued
operations	(131)	760	3,380
Cash from (used for) operating activities	24,593	48,601	43,322

Cash flows – investing activities
Additions to property, plant and equipment	(8,634)	(16,010)	(17,803)
Dispositions of property, plant and equipment	6,479	10,975	8,457
Net decrease (increase) in GECS financing receivables	43,690	(17,484)	(44,237)
Proceeds from sales of discontinued operations	–	5,423	11,574
Proceeds from principal business dispositions	9,978	4,986	2,746
Payments for principal businesses purchased	(6,130)	(28,110)	(17,215)
Capital contribution from GE to GECS	–	–	–
All other investing activities	(2,520)	5,695	(9,910)
Cash from (used for) investing activities – continuing
operations	42,863	(34,525)	(66,388)
Cash from (used for) investing activities – discontinued
operations	134	(876)	(3,116)
Cash from (used for) investing activities	42,997	(35,401)	(69,504)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(25,741)	(48,454)	308
Net increase (decrease) in bank deposits	(3,986)	20,623	2,144
Newly issued debt (maturities longer than 90 days)	82,959	116,569	100,528
Repayments and other reductions (maturities longer
than 90 days)	(85,178)	(69,050)	(49,874)
Proceeds from issuance of preferred stock and warrants	–	2,965	–
Proceeds from issuance of common stock	–	12,006	–
Net dispositions (purchases) of GE shares for treasury	623	(1,249)	(12,319)
Dividends paid to shareowners	(8,986)	(12,408)	(11,492)
Capital contribution from GE to GECS	–	–	–
All other financing activities	(3,204)	(1,862)	(1,204)
Cash from (used for) financing activities – continuing
operations	(43,513)	19,140	28,091
Cash from (used for) financing activities – discontinued
operations	–	(4)	(154)
Cash from (used for) financing activities	(43,513)	19,136	27,937

Increase (decrease) in cash and equivalents	24,077	32,336	1,755
Cash and equivalents at beginning of year	48,367	16,031	14,276
Cash and equivalents at end of year	72,444	48,367	16,031
Less cash and equivalents of discontinued operations
at end of year	184	180	300
Cash and equivalents of continuing operations
at end of year	$72,260	$48,187	$15,731
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(19,601)	$(25,853)	$(23,340)
Cash recovered (paid) during the year for income taxes	(2,535)	(3,237)	(2,912)

See accompanying notes.

(89)

Statement of Cash Flows (Continued)
	GE(a)			GECS
For the years ended December 31 (In millions)	2009	2008	2007	2009	2008	2007

Cash flows – operating activities
Net earnings	$11,210	$17,820	$22,915	$1,446	$7,286	$10,510
Less net earnings attributable to noncontrolling interests	185	410	707	31	231	209
Net earnings attributable to the Company	11,025	17,410	22,208	1,415	7,055	10,301
Loss from discontinued operations	193	679	249	175	719	2,116
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,311	2,162	2,149	8,325	9,330	8,126
Earnings from continuing operations retained by GECS	(1,590)	(5,423)	(5,126)	–	–	–
Deferred income taxes	(460)	(417)	564	(2,245)	(867)	93
Decrease (increase) in GE current receivables	3,056	(168)	14	–	–	–
Decrease (increase) in inventories	1,188	(524)	(1,496)	(6)	(14)	2
Increase (decrease) in accounts payable	(918)	233	(1,073)	(379)	(1,045)	485
Increase (decrease) in GE progress collections	(257)	2,896	4,620	–	–	–
Provision for losses on GECS financing receivables	–	–	–	10,928	7,518	4,431
All other operating activities (Note 25)	2,033	2,238	1,192	(10,654)	8,508	(539)
Cash from (used for) operating activities – continuing
operations	16,581	19,086	23,301	7,559	31,204	25,015
Cash from (used for) operating activities – discontinued
operations	2	(5)	(857)	(133)	765	4,039
Cash from (used for) operating activities	16,583	19,081	22,444	7,426	31,969	29,054

Cash flows – investing activities
Additions to property, plant and equipment	(2,429)	(2,996)	(2,968)	(6,443)	(13,321)	(15,217)
Dispositions of property, plant and equipment	–	–	–	6,479	10,975	8,457
Net decrease (increase) in GECS financing receivables	–	–	–	43,952	(17,375)	(44,164)
Proceeds from sales of discontinued operations	–	203	10,826	–	5,220	117
Proceeds from principal business dispositions	890	58	1,047	9,088	4,928	1,699
Payments for principal businesses purchased	(428)	(3,149)	(9,645)	(5,702)	(24,961)	(7,570)
Capital contribution from GE to GECS	(9,500)	(5,500)	–	–	–	–
All other investing activities	(198)	324	(1,697)	(1,686)	5,979	(8,730)
Cash from (used for) investing activities – continuing
operations	(11,665)	(11,060)	(2,437)	45,688	(28,555)	(65,408)
Cash from (used for) investing activities – discontinued
operations	(2)	5	1,003	136	(881)	(3,921)
Cash from (used for) investing activities	(11,667)	(11,055)	(1,434)	45,824	(29,436)	(69,329)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	317	(2,152)	(3,284)	(26,882)	(45,515)	1,642
Net increase (decrease) in bank deposits	–	–	–	(3,986)	20,623	2,144
Newly issued debt (maturities longer than 90 days)	1,883	136	8,751	81,186	116,117	91,678
Repayments and other reductions (maturities longer
than 90 days)	(1,675)	(1,936)	(298)	(83,503)	(67,114)	(49,576)
Proceeds from issuance of preferred stock and warrants	–	2,965	–	–	–	–
Proceeds from issuance of common stock	–	12,006	–	–	–	–
Net dispositions (purchases) of GE shares for treasury	623	(1,249)	(12,319)	–	–	–
Dividends paid to shareowners	(8,986)	(12,408)	(11,492)	–	(2,351)	(7,291)
Capital contribution from GE to GECS	–	–	–	9,500	5,500	–
All other financing activities	(514)	–	–	(2,691)	(1,862)	(1,204)
Cash from (used for) financing activities – continuing
operations	(8,352)	(2,638)	(18,642)	(26,376)	25,398	37,393
Cash from (used for) financing activities – discontinued
operations	–	–	(146)	–	(4)	(8)
Cash from (used for) financing activities	(8,352)	(2,638)	(18,788)	(26,376)	25,394	37,385

Increase (decrease) in cash and equivalents	(3,436)	5,388	2,222	26,874	27,927	(2,890)
Cash and equivalents at beginning of year	12,090	6,702	4,480	37,666	9,739	12,629
Cash and equivalents at end of year	8,654	12,090	6,702	64,540	37,666	9,739
Less cash and equivalents of discontinued operations
at end of year	–	–	–	184	180	300
Cash and equivalents of continuing operations
at end of year	$8,654	$12,090	$6,702	$64,356	$37,486	$9,439
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(768)	$(1,190)	$(1,466)	$(18,833)	$(24,663)	$(21,874)
Cash recovered (paid) during the year for income taxes	(3,078)	(2,627)	(4,036)	543	(610)	1,124

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

In the consolidating data on this page, "GE" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "GECS" means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for “GE” and “GECS.” Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page and are discussed in Note 26.

(90)

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

Our financial statements consolidate all of our affiliates – entities that we control, most often because we hold a majority voting interest. Associated companies are entities that we do not control but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “All other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

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

Operating Segments – These comprise our five businesses, focused on the broad markets they serve: Energy Infrastructure, Technology Infrastructure, NBC Universal (NBCU), Capital Finance and Consumer & Industrial. Prior-period information has been reclassified to be consistent with the current organization.

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

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2010 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

(91)

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

We recognize revenue on agreements for sales of goods and services under power generation unit and uprate contracts; nuclear fuel assemblies; larger oil drilling equipment projects; aeroderivative unit contracts; military development contracts; and long-term construction projects, using long-term construction and production contract accounting. We estimate total long-term contract revenue net of price concessions as well as total contract costs. For goods sold under power generation unit and uprate contracts, nuclear fuel assemblies, aeroderivative unit contracts and military development contracts, we recognize sales as we complete major contract-specified deliverables, most often when customers receive title to the goods or accept the services as performed. For larger oil drilling equipment projects and long-term construction projects, we recognize sales based on our progress towards contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We measure long-term contract revenues by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.

(92)

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

We sell product services under long-term product maintenance or extended warranty agreements in our Technology Infrastructure and Energy Infrastructure segments, principally in Aviation, Energy and Transportation, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in Healthcare, where such costs generally are expected to be on a straight-line basis. For the Aviation, Energy and Transportation agreements, we recognize related sales based on the extent of our progress towards completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

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

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values are based upon management's best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining this estimate, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

We recognize operating lease income on a straight-line basis over the terms of underlying leases.

(93)

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

The cost of individually significant customer relationships is amortized in proportion to estimated total related sales; cost of other intangible assets is generally amortized on a straight-line basis over the asset’s estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See Notes 7 and 8.

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

Our consumer loan portfolio consists of smaller balance, homogenous loans including card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

(94)

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

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for commercial aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of expected disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon various statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

Experience is not available for new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

"Impaired" loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Troubled debt restructurings are those loans in which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

Partial Sales of Business Interests

On January 1, 2009, we adopted amendments to Accounting Standards Codification (ASC) 810, Consolidation, which requires that gains or losses on sales of affiliate shares where we retain control be recorded in equity. Gains or losses on sales that result in our loss of control are recorded in earnings along with remeasurement gains or losses on any investments in the entity that we retained. Prior to January 1, 2009, we recorded gains or losses on sales of their own shares by affiliates except when realization of gains was not reasonably assured, in which case we recorded the results in shareowners’ equity. We recorded gains or losses on sales of interests in commercial and military engine and aeroderivative equipment programs.

(95)

Cash and Equivalents

Debt securities and money market instruments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment Securities

We report investments in debt and marketable equity securities, and certain other equity securities, at fair value. See Note 21 for further information on fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the Financial Accounting Standards Board (FASB) amended ASC 320, Investments – Debt and Equity Securities. This amendment modified the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:
•
Recognition of an other-than-temporary impairment charge for debt securities is required if any of these conditions are met: (1) we do not expect to recover the entire amortized cost basis of the security, (2) we intend to sell the security or (3) it is more likely than not that we will be required to sell the security before we recover its amortized cost basis.

•
If the first condition above is met, but we do not intend to sell and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we are required to record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If either the second or third criterion is met, then we are required to recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 39% and 40% of GE inventories at December 31, 2009 and 2008, respectively. GECS inventories consist of finished products held for sale; cost is determined on a FIFO basis.

Intangible Assets

We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

(96)

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

Fair Value Measurements

We adopted ASC 820 in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis.

For financial assets and liabilities fair valued on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1 –	Quoted prices for identical instruments in active markets.

(97)

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

Investments in Debt and Equity Securities. When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly-traded equity securities.

When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

Annually, we conduct reviews of our primary pricing vendor to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we were not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we continue to perform for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

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

(98)

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life.

Derivatives. We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets.

The majority of our derivatives are valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps, cross-currency swaps and foreign currency and commodity forward and option contracts.

Derivative assets and liabilities included in Level 3 primarily represent interest rate products that contain embedded optionality or prepayment features.

Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis and for assets within our pension plans and retiree benefit plans at each reporting period, as applicable.

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans which are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient.

Cost and Equity Method Investments. Cost and equity method investments are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. These investments are generally included in Level 3.

Investments in private equity, real estate and collective funds are valued using net asset values. The net asset values are determined based on the fair values of the underlying investments in the funds. Investments in private equity and real estate funds are generally included in Level 3 because they are not redeemable at the measurement date. Investments in collective funds are included in Level 2.

Long-lived Assets. Long-lived assets, including aircraft and real estate, are valued using the best information available, including quoted market prices or market prices for similar assets when available or internal cash flow estimates discounted at an appropriate interest rate or independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates. These investments are generally included in Level 3.

(99)

Investments in Subsidiaries and Formerly Consolidated Subsidiaries. Upon a change in control that results in either consolidation or deconsolidation of a subsidiary, the fair value measurement of our previous equity investment or retained noncontrolling stake in the former subsidiary, respectively, are valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 3.

Accounting Changes

The FASB has made the Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC combines all previously issued authoritative GAAP into one codified set of guidance organized by subject area. In these financial statements, references to previously issued accounting standards have been replaced with the relevant ASC references. Subsequent revisions to GAAP by the FASB will be incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

We adopted ASC 820, Fair Value Measurements and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. See Note 21.

Effective January 1, 2008, we adopted ASC 825, Financial Instruments. Upon adoption, we elected to report $172 million of commercial mortgage loans at fair value in order to recognize them on the same accounting basis (measured at fair value through earnings) as the derivatives economically hedging these loans. See Note 21.

On January 1, 2009, we adopted an amendment to ASC 805, Business Combinations. This amendment significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

•
Upon gaining control of an entity in which an equity method or cost basis investment was held, the carrying value of that investment is adjusted to fair value with the related gain or loss recorded in earnings. Previously, this fair value adjustment would not have been made.

In April 2009, the FASB amended ASC 805 and changed the previous accounting for assets and liabilities arising from contingencies in a business combination. We adopted this amendment retrospectively effective January 1, 2009. The amendment requires pre-acquisition contingencies to be recognized at fair value, if fair value can be determined or reasonably estimated during the measurement period. If fair value cannot be determined or reasonably estimated, the standard requires measurement based on the recognition and measurement criteria of ASC 450, Contingencies.

(100)

On January 1, 2009, we adopted an amendment to ASC 810, which requires us to make certain changes to the presentation of our financial statements. This amendment requires us to classify earnings attributable to noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($216 million and $641 million for 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowners' equity ($7,845 million and $8,947 million at December 31, 2009 and 2008, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to the Company" and, as required, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in our presentation of shareowners’ equity, we distinguish between equity amounts attributable to GE shareowners and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowners’ equity. Beginning January 1, 2009, dividends to noncontrolling interests ($548 million in 2009) are classified as financing cash flows. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Effective January 1, 2009, we adopted ASC 808, Collaborative Arrangements, which requires gross basis presentation of revenues and expenses for principal participants in collaborative arrangements. Our Technology Infrastructure and Energy Infrastructure segments enter into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines, aero-derivatives, and turbines, under which GE and these participants share in risks and rewards of these product programs. Adoption of the standard had no effect as our historical presentation had been consistent with the new requirements.

We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $62 million.

On January 1, 2007, we adopted amendments to ASC 740, Income Taxes. Among other things, the amendments require application of a “more likely than not” threshold to the recognition and derecognition of tax positions and require recalculation of returns on leveraged leases when there is a change in the timing or projected timing of cash flows relating to income taxes associated with such leases. The January 1, 2007 transition reduced our retained earnings by $126 million, $49 million associated with the application of a "more likely than not" threshold to the recognition and derecognition of tax provisions and $77 million with the recalculation of returns on leveraged leases. Of this total, $89 million was a decrease in goodwill and $77 million was a decrease in financing receivables – net, partially offset by a $40 million decrease in income tax liabilities.

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

On December 3, 2009, we entered into an agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity, which will consist of our NBCU businesses and Comcast Corporation's cable networks, regional sports networks, certain digital properties and certain unconsolidated investments. Pursuant to the transaction, we will receive $6,500 million in cash (subject to certain adjustments based on various events between contract signing and closing) and will own a 49% interest in the newly formed entity. The transaction is subject to receipt of various regulatory approvals and is expected to close within the next year.

We also entered into an agreement whereby we will acquire approximately 38% of Vivendi’s interest in NBCU for $2,000 million on September 26, 2010, if the transaction described above has not yet closed. Provided the transaction subsequently closes, we will acquire the remaining Vivendi NBCU interest for $3,578 million and make an additional payment of $222 million related to the previously purchased shares. If the entity formation transaction closes before September 26, 2010, we will purchase Vivendi’s entire ownership interest in NBCU (20%) for $5,800 million.

(101)

Prior to the sale, NBCU will borrow approximately $9,100 million from third-party lenders and distribute the cash to us. We expect to realize approximately $8,000 million in cash after debt reduction, transaction fees and the buyout of the Vivendi interest in NBCU.

With respect to our 49% interest in the newly formed entity, we will hold redemption rights which, if exercised, cause the entity to purchase half of our ownership interest after 3.5 years and the remaining half after 7 years subject to certain exceptions, conditions and limitations. Our interest will also be subject to call provisions which, if exercised, allow Comcast Corporation to purchase our interest at specified times subject to certain exceptions. The redemption price for such transactions is determined pursuant to a formula specified in the agreement.

We have classified the NBCU assets and liabilities of $32,150 million and $5,751 million, respectively, as held for sale at December 31, 2009. The major classes of assets are current receivables ($2,136 million), property, plant and equipment – net ($1,805 million), goodwill and other intangible assets – net ($21,574 million) and all other assets ($6,514 million), including film and television production costs of $4,507 million. The major classes of liabilities are accounts payable ($398 million), other current liabilities ($4,051 million) and all other liabilities ($1,300 million).

On November 12, 2009, we committed to sell our Security business (within Enterprise Solutions), and expect to complete this sale in early 2010. Assets and liabilities of $1,780 million and $282 million, respectively, were classified as held for sale at December 31, 2009.

On January 7, 2009, we exchanged our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank. Assets and liabilities of $7,887 million and $636 million, respectively, were classified as held for sale at December 31, 2008; we recognized a $184 million loss, net of tax, related to the classification of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

On December 24, 2008, we committed to sell a portion of our Australian residential mortgage business, including certain underlying mortgage receivables, and completed this sale during the first quarter of 2009. Assets of $2,669 million were classified as held for sale at December 31, 2008 (liabilities were insignificant); we recognized a $38 million loss, net of tax, related to the classifications of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2009	2008

Assets
Cash and equivalents	$–	$35
Current receivables	2,188	–
Financing receivables – net	–	9,915
Property, plant and equipment – net	1,978	71
Goodwill	20,086	–
Other intangible assets – net	2,866	394
All other assets	6,621	–
Other	372	141
Assets of businesses held for sale	$34,111	$10,556

Liabilities
Accounts payable	$451	$89
Other GE current liabilities	4,139	–
All other liabilities	1,447	–
Other	55	547
Liabilities of businesses held for sale	$6,092	$636

(102)

Discontinued Operations

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC) and Plastics. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. GE Money Japan revenues from discontinued operations were $1 million, $763 million and $1,307 million in 2009, 2008 and 2007, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $158 million, $651 million and $1,220 million in 2009, 2008 and 2007, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $205 million at December 31, 2009, and $244 million at December 31, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount if actual claim rates, valid tenders or losses we incur on repurchased loans are higher than historically observed. WMC revenues from discontinued operations were $2 million, $(71) million and $(1,424) million in 2009, 2008 and 2007, respectively. In total, WMC’s loss from discontinued operations, net of taxes, was $1 million, $41 million and $987 million in 2009, 2008 and 2007, respectively.

GE industrial earnings (loss) from discontinued operations, net of taxes, were $(18) million, $40 million and $1,867 million in 2009, 2008 and 2007, respectively.

Assets of GE industrial discontinued operations were $50 million and $64 million at December 31, 2009 and 2008, respectively. Liabilities of GE industrial discontinued operations were $163 million and $189 million at December 31, 2009 and 2008, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

Summarized financial information for discontinued GECS operations is shown below.

(103)

(In millions)	2009	2008	2007

Operations
Total revenues	$(4)	$692	$(117)

Loss from discontinued operations
before income taxes	$(126)	$(571)	$(2,225)
Income tax benefit	36	212	981
Loss from discontinued operations,
net of taxes	$(90)	$(359)	$(1,244)

Disposal
Loss on disposal before income taxes	$(178)	$(1,479)	$(1,510)
Income tax benefit	93	1,119	638
Loss on disposal, net of taxes	$(85)	$(360)	$(872)

Loss from discontinued operations,
net of taxes(a)	$(175)	$(719)	$(2,116)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, are reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

December 31 (In millions)	2009	2008

Assets
Cash and equivalents	$184	$180
All other assets	12	19
Other	1,274	1,460
Assets of discontinued operations	$1,470	$1,659

December 31 (In millions)	2009	2008

Liabilities
Liabilities of discontinued operations	$1,138	$1,243

Assets at December 31, 2009 and 2008, primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(104)

NOTE 3. INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts, and retained interests in securitization entities.

	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
December 31 (In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt - U.S. corporate	$12	$4	$(1)	$15	$182	$–	$–	$182
Equity - available-for-sale	14	1	–	15	32	–	(1)	31
	26	5	(1)	30	214	–	(1)	213
GECS
Debt
U.S. corporate	23,410	981	(756)	23,635	22,183	512	(2,477)	20,218
State and municipal	2,006	34	(246)	1,794	1,556	19	(94)	1,481
Residential mortgage-
backed(a)	4,005	79	(766)	3,318	5,326	70	(1,052)	4,344
Commercial mortgage-backed	3,053	89	(440)	2,702	2,910	14	(788)	2,136
Asset-backed	2,994	48	(305)	2,737	3,173	3	(691)	2,485
Corporate - non-U.S.	1,831	59	(50)	1,840	1,441	14	(166)	1,289
Government - non-U.S.	2,902	63	(29)	2,936	1,300	61	(19)	1,342
U.S. government and federal
agency	2,628	46	–	2,674	739	65	(100)	704
Retained interests(b)	8,479	392	(40)	8,831	6,395	113	(152)	6,356
Equity
Available-for-sale	489	242	(5)	726	629	24	(160)	493
Trading	720	–	–	720	388	–	–	388
	52,517	2,033	(2,637)	51,913	46,040	895	(5,699)	41,236
Eliminations	(2)	–	–	(2)	(7)	–	4	(3)
Total	$52,541	$2,038	$(2,638)	$51,941	$46,247	$895	$(5,696)	$41,446

(a)	Substantially collateralized by U.S. mortgages.

(b)
Included $1,918 million and $1,752 million of retained interests at December 31, 2009 and 2008, respectively, accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 23.

The fair value of investment securities increased to $51.9 billion at December 31, 2009, from $41.4 billion at December 31, 2008, primarily driven by decreases in unrealized losses due to market improvements, investment of cash into short-term investments such as money market funds and certificates of deposits, and an increase in our retained interests in securitization entities.

(105)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
December 31 (In millions)	fair value	losses	fair value	losses

2009
Debt
U.S. corporate	$3,146	$(88)	$4,881	$(669)
State and municipal	592	(129)	535	(117)
Residential mortgage-backed	118	(14)	1,678	(752)
Commercial mortgage-backed	167	(5)	1,293	(435)
Asset-backed	126	(11)	1,342	(294)
Corporate - non-U.S.	374	(18)	481	(32)
Government - non-U.S.	399	(4)	224	(25)
U.S. government and federal agency	–	–	–	–
Retained interests	208	(16)	27	(24)
Equity	92	(2)	10	(3)
Total	$5,222	$(287)	$10,471	$(2,351)

2008
Debt
U.S. corporate	$6,602	$(1,108)	$5,629	$(1,369)
State and municipal	570	(44)	278	(50)
Residential mortgage-backed	1,355	(107)	1,614	(945)
Commercial mortgage-backed	774	(184)	1,218	(604)
Asset-backed	1,064	(419)	1,063	(272)
Corporate - non-U.S.	454	(106)	335	(60)
Government - non-U.S.	88	(4)	275	(15)
U.S. government and federal agency	–	–	150	(100)
Retained interests	1,403	(71)	274	(81)
Equity	268	(153)	9	(4)
Total	$12,578	$(2,196)	$10,845	$(3,500)

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $62 million.

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

(106)

The vast majority of our residential mortgage-backed securities (RMBS) have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2009 and 2008, approximately $897 million and $1,310 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2009 and 2008, approximately $768 million and $1,093 million, respectively, was insured by Monoline insurers (Monolines).

The vast majority of our commercial mortgage-backed securities (CMBS) also have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

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

During the period April 1, 2009, through December 31, 2009, we recorded pre-tax, other-than-temporary impairments of $780 million, of which $455 million was recorded through earnings ($42 million relates to equity securities), and $325 million was recorded in accumulated other comprehensive income (AOCI).

Prior to April 1, 2009, we recognized impairments in earnings of $423 million associated with debt securities still held. As of April 1, 2009, we reversed previously recognized impairments of $99 million ($62 million after tax) as an adjustment to retained earnings in accordance with the amendments to ASC 320. Subsequent to April 1, 2009, we recognized first time impairments of $108 million and incremental charges on previously impaired securities of $257 million. These amounts included $124 million related to securities that were subsequently sold.

Contractual Maturities of GECS Investment in Available-for Sale Debt
Securities (Excluding Mortgage-Backed and Asset-Backed Securities)
	Amortized	Estimated
(In millions)	cost	fair value

Due in
2010	$5,558	$5,563
2011-2014	5,567	5,742
2015-2019	4,334	4,224
2020 and later	17,318	17,350

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

(107)

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2009	2008	2007

GE
Gains	$4	$–	$5
Losses, including impairments	(173)	(148)	–
Net	(169)	(148)	5
GECS
Gains(a)	164	212	1,026
Losses, including impairments	(637)	(1,472)	(141)
Net	(473)	(1,260)	885
Total	$(642)	$(1,408)	$890

(a)	Included gain on sale of Swiss Re common stock of $566 million in 2007.

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. In some of our bank subsidiaries we maintain a certain level of purchases and sales volume principally of non-U.S. government debt securities. In these situations, fair value approximates carrying value for these securities.

Proceeds from investment securities sales and early redemptions by the issuer totaled $7,823 million, $3,942 million and $18,055 million in 2009, 2008 and 2007, respectively, principally from the sales and early redemptions of securities in our bank subsidiaries in 2009, securities that support the guaranteed investment contract portfolio in 2008 and the sale of Swiss Re common stock in 2007.

We recognized pre-tax gains on trading securities of $408 million, $108 million and $292 million in 2009, 2008 and 2007, respectively. Investments in retained interests increased by $291 million during 2009, decreased $113 million and $102 million during 2008 and 2007, respectively, reflecting changes in fair value.

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE
December 31 (In millions)	2009	2008	2009	2008

Energy Infrastructure	$6,695	$7,403	$5,392	$6,409
Technology Infrastructure	7,750	9,214	4,269	5,687
NBC Universal(b)	–	3,659	–	2,701
Consumer & Industrial	1,066	1,498	303	513
Corporate items and eliminations	1,497	296	404	381
	17,008	22,070	10,368	15,691
Less allowance for losses	(550)	(659)	(550)	(627)
Total	$16,458	$21,411	$9,818	$15,064

(a)	Included GE industrial customer receivables factored through a GECS affiliate and reported as financing receivables by GECS. See Note 26.

(b)	Excluded $2,282 million of receivables classified as assets of businesses held for sale at December 31, 2009.

GE receivables balances at December 31, 2009 and 2008, before allowance for losses, included $7,455 million and $11,274 million, respectively, from sales of goods and services to customers, and $37 million and $293 million at December 31, 2009 and 2008, respectively, from transactions with associated companies.

(108)

GE current receivables of $104 million and $231 million at December 31, 2009 and 2008, respectively, arose from sales, principally of Aviation goods and services on open account to various agencies of the U.S. government. About 6% of GE sales of goods and services were to the U.S. government in 2009, compared with 5% in 2008 and 4% in 2007.

NOTE 5. INVENTORIES

December 31 (In millions)	2009	2008

GE
Raw materials and work in process	$7,581	$8,710
Finished goods	4,105	5,032
Unbilled shipments	759	561
	12,445	14,303
Less revaluation to LIFO	(529)	(706)
	11,916	13,597
GECS
Finished goods	71	77
Total	$11,987	$13,674

NOTE 6. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

December 31 (In millions)	2009	2008

Loans, net of deferred income	$290,586	$310,203
Investment in financing leases, net of deferred income	54,445	67,578
	345,031	377,781
Less allowance for losses	(8,105)	(5,325)
Financing receivables - net(a)	$336,926	$372,456

(a)
Included $3,444 million and $6,461 million primarily related to consolidated, liquidating securitization entities at December 31, 2009 and 2008, respectively. In addition, financing receivables at December 31, 2009 and 2008, included $2,704 million and $2,736 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

(109)

December 31 (In millions)	2009	2008

Commercial Lending and Leasing (CLL)(a)
Americas	$87,496	$105,410
Europe	39,476	37,767
Asia	13,202	16,683
Other	771	786
	140,945	160,646
Consumer(a)
Non-U.S. residential mortgages	58,831	60,753
Non-U.S. installment and revolving credit	25,208	24,441
U.S. installment and revolving credit	23,190	27,645
Non-U.S. auto	13,485	18,168
Other	12,808	11,541
	133,522	142,548

Real Estate	44,841	46,735

Energy Financial Services	7,790	8,392

GE Capital Aviation Services (GECAS)(b)	15,319	15,429

Other(c)	2,614	4,031
	345,031	377,781
Less allowance for losses	(8,105)	(5,325)
Total	$336,926	$372,456

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)	Included loans and financing leases of $13,254 million and $13,078 million at December 31, 2009 and 2008, respectively, related to commercial aircraft at Aviation Financial Services.

(c)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

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

(110)

For federal income tax purposes, GECS is entitled to deduct the interest expense accruing on nonrecourse financing related to leveraged leases.

Net Investment in Financing Leases
	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2009	2008	2009	2008	2009	2008

Total minimum lease payments receivable	$64,110	$81,115	$50,098	$63,309	$14,012	$17,806
Less principal and interest on third-party
nonrecourse debt	(9,660)	(12,720)	–	–	(9,660)	(12,720)
Net rentals receivable	54,450	68,395	50,098	63,309	4,352	5,086
Estimated unguaranteed residual value of
leased assets	9,603	10,255	6,814	7,425	2,789	2,830
Less deferred income	(9,608)	(11,072)	(7,629)	(8,733)	(1,979)	(2,339)
Investment in financing leases, net of
deferred income	54,445	67,578	49,283	62,001	5,162	5,577
Less amounts to arrive at net investment
Allowance for losses	(654)	(498)	(534)	(440)	(120)	(58)
Deferred taxes	(6,210)	(7,317)	(2,485)	(3,082)	(3,725)	(4,235)
Net investment in financing leases	$47,581	$59,763	$46,264	$58,479	$1,317	$1,284

(a)	Included $615 million and $824 million of initial direct costs on direct financing leases at December 31, 2009 and 2008, respectively.

(b)
Included pre-tax income of $164 million and $268 million and income tax of $65 million and $106 million during 2009 and 2008, respectively. Net investment credits recognized on leveraged leases during 2009 and 2008 were inconsequential.

Contractual Maturities
		Net
	Total	rentals
(In millions)	loans	receivable

Due in
2010	$85,472	$15,977
2011	40,033	11,065
2012	32,196	7,946
2013	25,381	5,587
2014	22,798	3,221
2015 and later	84,706	10,654
Total	$290,586	$54,450

We expect actual maturities to differ from contractual maturities.

(111)

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

December 31 (In millions)	2009	2008

Loans requiring allowance for losses	$9,145	$2,712
Loans expected to be fully recoverable	3,741	871
Total impaired loans	$12,886	$3,583

Allowance for losses (specific reserves)	$2,331	$635
Average investment during the period	8,493	2,064
Interest income earned while impaired(a)	227	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $9,303 million from December 31, 2008, to December 31, 2009 primarily relating to increases at Real Estate ($5,678 million) and CLL ($2,697 million). We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios.  We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $6,519 million impaired loans at Real Estate at December 31, 2009, $4,396 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

(112)

GECS Allowance for Losses on Financing Receivables
	Balance	Provision				Balance
	January 1,	charged to		Gross		December 31,
(In millions)	2009	operations	Other(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$843	$1,399	$(39)	$(1,117)	$93	$1,179
Europe	288	570	(16)	(331)	33	544
Asia	163	257	3	(203)	24	244
Other	2	6	1	(1)	–	8

Consumer(b)
Non-U.S. residential
mortgages	383	915	78	(519)	95	952
Non-U.S. installment
and revolving credit	1,051	1,835	42	(2,320)	579	1,187
U.S. installment and
revolving credit	1,700	3,576	(974)	(2,817)	213	1,698
Non-U.S. auto	222	408	18	(556)	220	312
Other	226	389	57	(465)	111	318

Real Estate	301	1,442	13	(264)	2	1,494

Energy Financial
Services	58	33	4	(67)	–	28

GECAS	60	69	(4)	(18)	–	107

Other	28	29	–	(24)	1	34
Total	$5,325	$10,928	$(817)	$(8,702)	$1,371	$8,105

(a)	Other primarily included the effects of securitization activity, currency exchange and dispositions.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(113)

	Balance	Provision					Balance
	January 1,	charged to			Gross		December 31,
(In millions)	2008	operations	Other	(a)	write-offs	Recoveries	2008

CLL(b)
Americas	$471	$909	$111		$(728)	$80	$843
Europe	232	309	(32)		(247)	26	288
Asia	226	152	34		(256)	7	163
Other	3	2	(4)		–	1	2

Consumer(b)
Non-U.S. residential
mortgages	246	324	(38)		(218)	69	383
Non-U.S. installment
and revolving credit	1,371	1,748	(417)		(2,551)	900	1,051
U.S. installment and
revolving credit	985	3,217	(624)		(2,173)	295	1,700
Non-U.S. auto	324	376	(124)		(637)	283	222
Other	167	229	9		(248)	69	226

Real Estate	168	135	9		(12)	1	301

Energy Financial
Services	19	36	3		–	–	58

GECAS	8	53	–		(1)	–	60

Other	18	28	–		(18)	–	28
Total	$4,238	$7,518	$(1,073)		$(7,089)	$1,731	$5,325

(a)	Other primarily included the effects of securitization activity, currency exchange, dispositions and acquisitions.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(114)

	Balance	Provision					Balance
	January 1,	charged to			Gross		December 31,
(In millions)	2007	operations	Other	(a)	write-offs	Recoveries	2007

CLL(b)
Americas	$466	$345	$(9)		$(426)	$95	$471
Europe	205	115	44		(171)	39	232
Asia	48	40	186		(55)	7	226
Other	3	–	–		–	–	3

Consumer(b)
Non-U.S. residential
mortgages	417	(139)	5		(129)	92	246
Non-U.S. installment
and revolving credit	1,253	1,669	(23)		(2,324)	796	1,371
U.S. installment and
revolving credit	876	1,960	(703)		(1,505)	357	985
Non-U.S. auto	279	279	57		(653)	362	324
Other	175	123	(3)		(198)	70	167

Real Estate	155	24	6		(25)	8	168

Energy Financial
Services	29	(10)	–		–	–	19

GECAS	15	16	–		(23)	–	8

Other	24	9	–		(17)	2	18
Total	$3,945	$4,431	$(440)		$(5,526)	$1,828	$4,238

(a)	Other primarily included the effects of acquisitions, currency exchange and securitization activity.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period's presentation.

(115)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Depreciable
	lives-new
December 31 (Dollars in millions)	(in years)		2009	2008

Original cost
GE(a)
Land and improvements	8	(b)	$562	$738
Buildings, structures and related equipment	8-40		7,569	7,354
Machinery and equipment	4-20		20,714	22,114
Leasehold costs and manufacturing plant
under construction	1-10		1,431	2,305
			30,276	32,511
GECS(c)
Land and improvements, buildings, structures
and related equipment	2-40	(b)	6,119	7,076
Equipment leased to others
Aircraft	20		42,634	40,478
Vehicles(d)	1-14		21,589	32,098
Railroad rolling stock	5-36		4,290	4,402
Construction and manufacturing	2-24		2,759	3,363
Mobile equipment	12-25		2,786	2,954
All other	2-40		2,862	2,789
			83,039	93,160
Total			$113,315	$125,671
Net carrying value
GE(a)
Land and improvements			$527	$705
Buildings, structures and related equipment			3,812	3,768
Machinery and equipment			6,932	7,999
Leasehold costs and manufacturing plant
under construction			1,224	1,961
			12,495	14,433
GECS(c)
Land and improvements, buildings, structures
and related equipment			3,785	4,527
Equipment leased to others
Aircraft(e)			32,983	32,288
Vehicles(d)			11,519	18,149
Railroad rolling stock			2,887	2,915
Construction and manufacturing			1,697	2,333
Mobile equipment			1,912	2,022
All other			1,934	1,863
			56,717	64,097
Total			$69,212	$78,530

(a)	Excluded $3,426 million of original cost and $1,942 million of net carrying value at December 31, 2009, classified as assets of businesses held for sale.

(b)	Depreciable lives exclude land.

(c)	Included $1,609 million and $1,748 million of original cost of assets leased to GE with accumulated amortization of $572 million and $491 million at December 31, 2009 and 2008, respectively.

(d)	At December 31, 2008, included $7,774 million of original cost assets and $4,737 million net carrying value related to Penske Truck Leasing Co., L.P. (PTL), which was deconsolidated in 2009.

(e)
The GECAS business of Capital Finance recognized impairment losses of $127 million in 2009 and $72 million in 2008 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

(116)

Amortization of GECS equipment leased to others was $7,179 million, $8,173 million and $7,222 million in 2009, 2008 and 2007, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2009, are as follows:

(In millions)

Due in
2010	$7,812
2011	6,110
2012	4,724
2013	3,729
2014	3,046
2015 and later	8,820
Total	$34,241

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2009	2008

Goodwill
GE	$36,613	$56,394
GECS	28,961	25,365
Total	$65,574	$81,759

December 31 (In millions)	2009	2008

Other intangible assets
GE
Intangible assets subject to amortization(a)	$8,345	$9,010
Indefinite-lived intangible assets(b)	105	2,354
	8,450	11,364
GECS
Intangible assets subject to amortization	3,479	3,613
Total	$11,929	$14,977

(a)
Excluded intangible assets subject to amortization of $365 million at NBCU and $283 million at our Security business classified as held for sale at December 31, 2009, which principally consists of capitalized software and customer-related assets.

(b)
Excluded $2,207 million of indefinite-lived intangible assets at NBCU classified as held for sale at December 31, 2009, which principally comprised trademarks, tradenames and U.S. Federal Communications Commission licenses.

Changes in goodwill balances follow.

	2009				2008
		Acquisitions/	Dispositions,			Acquisitions/	Dispositions,
		acquisition	currency			acquisition	currency
	Balance	accounting	exchange	Balance	Balance	accounting	exchange	Balance
(In millions)	January 1	adjustments	and other	December 31	January 1	adjustments	and other	December 31

Energy Infrastructure	$9,943	$(166)	$344	$10,121	$9,960	$750	$(767)	$9,943
Technology Infrastructure	26,684	460	(1,465)	25,679	26,130	1,116	(562)	26,684
NBC Universal	18,973	26	(18,999)	–	18,733	403	(163)	18,973
Capital Finance	25,365	3,225	371	28,961	25,427	2,024	(2,086)	25,365
Consumer & Industrial	794	–	19	813	866	–	(72)	794
Total	$81,759	$3,545	$(19,730)	$65,574	$81,116	$4,293	$(3,650)	$81,759

(117)

Goodwill related to new acquisitions in 2009 was $3,417 million and included acquisitions of BAC Credomatic GECF Inc. (BAC) ($1,605 million) and Interbanca S.p.A. ($1,394 million) at Capital Finance and Airfoils Technologies International – Singapore Pte. Ltd. (ATI-Singapore) ($342 million) at Technology Infrastructure. During 2009, the goodwill balance increased by $128 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $180 million associated with the 2008 acquisition of CitiCapital at Capital Finance, partially offset by a decrease of $141 million associated with the 2008 acquisition of Hydril Pressure Control by Energy Infrastructure. Also during 2009, goodwill balances decreased $19,730 million, primarily as a result of NBCU and our Security business being classified as held for sale ($19,001 million) and ($1,077 million), respectively, by the deconsolidation of PTL ($634 million) at Capital Finance and the disposition of 81% of GE Homeland Protection, Inc. ($423 million) at Technology Infrastructure, partially offset by weaker U.S. dollar ($1,666 million).

On March 20, 2009, we increased our ownership in ATI-Singapore from 49% to 100% and concurrently acquired from the same seller a controlling financial interest in certain affiliates. We remeasured our previous equity interests to fair value, resulting in a pre-tax gain of $254 million, which is reported in other income.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million, in accordance with terms of a previous agreement. We remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million, which is reported in GECS revenues from services.

Goodwill balances increased $3,694 million in 2008 from new acquisitions. The most significant increases related to acquisitions of Hydril Pressure Control ($725 million) at Energy Infrastructure, Merrill Lynch Capital ($643 million) at Capital Finance, Vital Signs ($594 million) and Whatman plc. ($592 million) at Technology Infrastructure, Bank BPH ($470 million) at Capital Finance, CDM Resource Management, Ltd. ($229 million) at Capital Finance and CitiCapital ($166 million) at Capital Finance. During 2008, the goodwill balance increased by $599 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments were increases of $267 million and $171 million associated with the 2007 acquisitions of Oxygen Media Corp. by NBC Universal and Sanyo Electric Credit Co., Ltd. by Capital Finance, respectively. In 2008, goodwill balances decreased $2,639 million as a result of the stronger U.S. dollar.

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

We performed our annual impairment test for goodwill at all of our reporting units in the third quarter using data as of July 1, 2009. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market. Based on the results of our testing, the fair values at each of the GE Industrial reporting units and the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities are measured) was not required to be performed and no goodwill impairment was recognized. Due to the volatility and uncertainties in the current commercial real estate environment, we used a range of valuations to determine the fair value for our Real Estate reporting unit. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis described above. As a result of our tests for Real Estate, no goodwill impairment was recognized. Our Real Estate reporting unit had a goodwill balance of $1,189 million at December 31, 2009.

(118)

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization
	Gross
	carrying	Accumulated
December 31 (In millions)	amount	amortization	Net

GE
2009
Customer-related	$4,213	$(702)	$3,511
Patents, licenses and trademarks	4,568	(1,716)	2,852
Capitalized software	4,366	(2,560)	1,806
All other	301	(125)	176
Total	$13,448	$(5,103)	$8,345
2008
Customer-related	$4,551	$(900)	$3,651
Patents, licenses and trademarks	4,751	(1,690)	3,061
Capitalized software	4,706	(2,723)	1,983
All other	470	(155)	315
Total	$14,478	$(5,468)	$9,010

GECS
2009
Customer-related	$1,831	$(690)	$1,141
Patents, licenses and trademarks	630	(461)	169
Capitalized software	2,183	(1,567)	616
Lease valuations	1,754	(793)	961
Present value of future profits	921	(470)	451
All other	444	(303)	141
Total	$7,763	$(4,284)	$3,479
2008
Customer-related	$1,790	$(616)	$1,174
Patents, licenses and trademarks	564	(460)	104
Capitalized software	2,166	(1,476)	690
Lease valuations	1,761	(594)	1,167
Present value of future profits	869	(439)	430
All other	210	(162)	48
Total	$7,360	$(3,747)	$3,613

During 2009, we recorded additions to intangible assets subject to amortization of $1,707 million. The components of finite-lived intangible assets acquired during 2009 and their respective weighted-average amortizable period are: $302 million – Customer-related (15.4 years); $171 million – Patents, licenses and trademarks (11.2 years); $611 million – Capitalized software (4.3 years); $4 million – Lease valuations (5.2 years); and $619 million – All other (4.0 years).

Consolidated amortization related to intangible assets subject to amortization was $2,100 million and $2,091 million for 2009 and 2008, respectively. We estimate annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2010 – $1,725 million; 2011 – $1,442 million; 2012 – $1,229 million; 2013 – $1,036 million; 2014 – $1,044 million.

(119)

NOTE 9. ALL OTHER ASSETS

December 31 (In millions)	2009	2008

GE
Investments
Associated companies(a)	$1,710	$2,785
Other	454	608
	2,164	3,393
Contract costs and estimated earnings	7,387	5,999
Long-term receivables, including notes(a)(b)	2,056	2,613
Derivative instruments	327	527
Film and television costs(a)	–	4,667
Other	5,163	5,236
	17,097	22,435
GECS
Investments
Real estate(c)(d)	36,957	36,743
Associated companies	25,374	18,694
Assets held for sale(e)	3,708	5,038
Cost method(d)	1,972	2,482
Other	1,985	1,854
	69,996	64,811
Derivative instruments	7,682	12,115
Advances to suppliers	2,224	2,187
Deferred acquisition costs	1,054	1,230
Deferred borrowing costs(f)	2,559	1,499
Other	3,956	3,879
	87,471	85,721
Eliminations	(1,151)	(1,257)
Total	$103,417	$106,899

(a)
Investments in associated companies, film and television costs and long-term receivables excluded $1,236 million, $4,507 million and $466 million, respectively, of assets classified as assets of businesses held for sale at December 31, 2009.

(b)	Included loans to GECS of $1,102 million and $1,038 million at December 31, 2009 and 2008, respectively.

(c)
GECS investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2009: office buildings (45%), apartment buildings (13%), industrial properties (11%), retail facilities (9%), franchise properties (7%), parking facilities (2%) and other (13%). At December 31, 2009, investments were located in the Americas (46%), Europe (32%) and Asia (22%).

(d)
The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2009, were $423 million and $67 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2009, were $48 million and $13 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2008, were $565 million and $98 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2008, were $64 million and $4 million, respectively.

(e)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of credit card receivables, loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $145 million and $112 million at December 31, 2009 and 2008, respectively.

(f)	Included $1,642 million and $434 million at December 31, 2009 and 2008, respectively, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program.

(120)

NOTE 10. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings		2009		2008
			Average		Average
December 31 (Dollars in millions)		Amount	rate(a)	Amount	rate(a)

GE
Commercial paper
U.S.		$–	–%	$–	–%
Non-U.S.		–	–	1	7.82
Payable to banks		83	4.80	78	2.91
Current portion of long-term debt		27	6.56	1,703	0.84
Other		394		593
Total GE short-term borrowings		504		2,375
GECS
Commercial paper
U.S.
Unsecured(b)		37,775	0.20	62,768	2.12
Asset-backed(c)		2,424	0.29	3,652	2.57
Non-U.S.		9,525	0.86	9,033	4.12
Current portion of long-term
borrowings(b)(d)(e)		70,262	3.39	69,682	3.83
GE Interest Plus notes(f)		7,541	2.40	5,633	3.58
Other		6,412		13,131
Total GECS short-term borrowings		133,939		163,899

Eliminations		(1,389)		(2,213)
Total short-term borrowings		$133,054		$164,061

Long-term Borrowings		2009		2008
			Average		Average
December 31 (Dollars in millions)	Maturities	Amount	rate(a)	Amount	rate (a)

GE
Senior notes	2013-2017	$8,968	5.12%	$8,962	5.11%
Industrial development/pollution
control bonds	2011-2027	264	0.19	264	1.10
Payable to banks, principally U.S.	2010-2016	2,001	2.96	317	6.93
Other		448		284
Total GE long-term borrowings		11,681		9,827
GECS
Senior notes
Unsecured(b)(e)(g)	2011-2055	312,852	3.23	296,760	4.82
Asset-backed(h)	2011-2035	3,390	4.01	5,002	5.12
Subordinated notes(i)	2012-2037	2,686	5.77	2,866	5.70
Subordinated debentures(j)	2066-2067	7,647	6.48	7,315	6.20
Other		897		1,905
Total GECS long-term borrowings		327,472		313,848

Eliminations		(938)		(828)
Total long-term borrowings		$338,215		$322,847

Bank deposits(k)		$38,923		$36,854

Total borrowings and bank
deposits		$510,192		$523,762

(121)

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related fair value interest rate and currency hedges, if any, directly associated with the original debt issuance.

(b)
General Electric Capital Corporation (GE Capital) had issued and outstanding $59,336 million (long-term borrowings) and $35,243 million ($21,823 million commercial paper and $13,420 million long-term borrowings) of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2009 and 2008, respectively. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

(c)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 23.

(d)	Included $204 million and $326 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2009 and 2008, respectively.

(e)
Included in total long-term borrowings was $3,138 million of obligations to holders of guaranteed investment contracts at December 31, 2009, of which GE Capital could be required to repay up to approximately $3,000 million if its long-term credit rating were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1.

(f)	Entirely variable denomination floating rate demand notes.

(g)
Included $1,649 million of covered bonds at December 31, 2009. If the short-term credit rating of GE Capital were reduced below A-1/P-1, GE Capital would be required to partially cash collateralize these bonds in an amount up to $775 million.

(h)	Included $452 million and $2,104 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2009 and 2008, respectively. See Note 23.

(i)	Included $417 million and $750 million of subordinated notes guaranteed by GE at December 31, 2009 and 2008, respectively.

(j)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(k)
Included $21,252 million and $12,314 million of deposits in non-U.S. banks at December 31, 2009 and 2008, respectively, and $10,476 million and $6,699 million of certificates of deposits distributed by brokers with maturities greater than one year at December 31, 2009 and 2008, respectively.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in Note 22.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2010		2011	2012	2013	2014

GE	$27		$2,011	$32	$5,033	$108
GECS	70,262	(a)	65,532	83,311	29,551	27,369

(a)	Fixed and floating rate notes of $632 million contain put options with exercise dates in 2010, and which have final maturity beyond 2014.

Committed credit lines totaling $51.7 billion had been extended to us by 59 banks at year-end 2009. Availability of these lines is shared between GE and GECS with $9.0 billion and $51.7 billion available to GE and GECS, respectively. The GECS lines include $36.8 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $14.4 billion are 364-day lines that contain a term-out feature that allows GE or GECS to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

(122)

NOTE 11. GECS INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

GECS investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2009	2008

Investment contracts	$3,940	$4,212
Guaranteed investment contracts	8,310	10,828
Total investment contracts	12,250	15,040
Life insurance benefits(a)	16,847	16,259
Unpaid claims and claims adjustment expenses	2,102	2,145
Unearned premiums	532	623
Universal life benefits	278	302
Total	$32,009	$34,369

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.50% in both 2009 and 2008.

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other GECS receivables" on our Statement of Financial Position, and amounted to $1,188 million and $1,062 million at December 31, 2009 and 2008, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $219 million, $221 million and $104 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 12. POSTRETIREMENT BENEFIT PLANS

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

(123)

Other Pension Plans in 2009 included 32 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans provide benefits to employees based on formulas recognizing length of service and earnings.

Pension Plan Participants
		Principal	Other
		pension	pension
December 31, 2009	Total	plans	plans

Active employees	157,000	120,000	37,000
Vested former employees	239,000	200,000	39,000
Retirees and beneficiaries	239,000	215,000	24,000
Total	635,000	535,000	100,000

Cost of Pension Plans
	Total			Principal pension plans				Other pension plans
(In millions)	2009	2008	2007	2009		2008	2007	2009	2008	2007

Expected return on plan assets	$(4,943)	$(4,850)	$(4,459)	$(4,505)		$(4,298)	$(3,950)	$(438)	$(552)	$(509)
Service cost for benefits earned	1,906	1,663	1,727	1,609		1,331	1,355	297	332	372
Interest cost on benefit obligation	3,129	3,152	2,885	2,669		2,653	2,416	460	499	469
Prior service cost amortization	437	332	247	426	(a)	321	241	11	11	6
Net actuarial loss amortization	482	316	856	348		237	693	134	79	163
Pension plans cost	$1,011	$613	$1,256	$547		$244	$755	$464	$369	$501

(a)	In 2009, included a $103 million loss as a result of our agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity in which we will own a 49% interest.

Actuarial assumptions are described below. The discount rates at December 31 measured the year-end benefit obligations and the earnings effects for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2009	2008	2007	2006	2009	2008	2007	2006

Discount rate	5.78%	6.11%	6.34%	5.75%	5.31%	6.03%	5.65%	4.97%
Compensation increases	4.20	4.20	5.00	5.00	4.56	4.47	4.50	4.26
Expected return on assets	8.50	8.50	8.50	8.50	7.29	7.41	7.51	7.44

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans' assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We have not made contributions to the GE Pension Plan since 1987 and will not make any such contributions in 2010. In 2010, we expect to pay approximately $190 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $600 million to other pension plans. In 2009, comparative amounts were $168 million and $676 million, respectively.

(124)

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation
	Principal pension plans		Other pension plans
(In millions)	2009	2008	2009	2008

Balance at January 1	$45,168	$42,947	$7,748	$9,014
Service cost for benefits earned	1,609	1,331	297	332
Interest cost on benefit obligations	2,669	2,653	460	499
Participant contributions	167	169	35	40
Plan amendments	–	–	3	16
Actuarial loss (gain)(a)	1,331	791	1,113	(923)
Benefits paid	(2,827)	(2,723)	(398)	(383)
Acquisitions (dispositions) - net	–	–	(219)	545
Exchange rate adjustments	–	–	558	(1,392)
Balance at December 31(b)	$48,117	$45,168	$9,597	$7,748

(a)	Principally associated with discount rate changes.

(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $3,828 million and $3,505 million at year-end 2009 and 2008, respectively.

Accumulated Benefit Obligation
December 31 (In millions)	2009	2008

GE Pension Plan	$42,917	$40,313
GE Supplementary Pension Plan	2,901	2,582
Other pension plans	8,947	7,075

Plans With Assets Less Than ABO
December 31 (In millions)	2009	2008

Funded plans with assets less than ABO
Plan assets	$47,740	$4,914
Accumulated benefit obligations	49,948	5,888
Projected benefit obligations	51,837	6,468
Unfunded plans(a)
Accumulated benefit obligations	$3,725	$3,352
Projected benefit obligations	4,675	4,303

(a)	Primarily related to the GE Supplementary Pension Plan.

Plan Assets

The fair value of the major categories of the pension plans' investments are presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 21.

(125)

Fair Value of Plan Assets
	Principal pension plans		Other pension plans
(In millions)	2009	2008	2009	2008

Balance at January 1	$40,730	$59,700	$5,374	$7,411
Actual gain (loss) on plan assets	3,859	(16,569)	935	(1,743)
Employer contributions	168	153	676	627
Participant contributions	167	169	35	40
Benefits paid	(2,827)	(2,723)	(398)	(383)
Acquisitions (dispositions) - net	–	–	(142)	565
Exchange rate adjustments	–	–	439	(1,143)
Balance at December 31	$42,097	$40,730	$6,919	$5,374

Asset Allocation
	2009 Target allocation
			Other
			pension plans
	Principal		(weighted
	pension plans		average)

Equity securities	34-74	%(a)	60%
Debt securities (including cash equivalents)	10-40		30
Private equities	5-15		1
Real estate	4-14		4
Other	1-14		5

(a)	Target allocations were 17-37% for U.S. equity securities and 17-37% for non-U.S. equity securities.

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

GE Pension Trust assets are invested subject to the following additional guidelines:

•	Short-term securities must generally be rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2.

•	Real estate investments may not exceed 25% of total assets.

•	Investments in restricted securities (excluding real estate investments) that are not freely tradable may not exceed 30% of total assets (actual was 17% of trust assets at December 31, 2009).

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.3% and 3.5% of trust assets at year-end 2009 and 2008, respectively.

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2009, no one sector concentration of assets exceeded 15% of total GE Pension Plan assets.

(126)

The following table presents GE Pension Plan investments measured at fair value.

December 31, 2009 (In millions)	Level 1	Level 2	Level 3	Total

Equity securities
U.S. equity securities	$12,216	$383	$–	$12,599
Non-U.S. equity securities	8,120	323	–	8,443
Debt securities
Fixed income and cash investment funds	–	2,769	46	2,815
U.S. corporate (a)	–	2,945	97	3,042
Residential mortgage-backed	–	1,053	298	1,351
U.S. government and federal agency	–	2,564	–	2,564
Other debt securities(b)	–	1,527	62	1,589
Private equities(c)	–	–	5,339	5,339
Real estate(c)	–	–	2,775	2,775
Other investments(d)	–	–	1,537	1,537
Total investments	$20,336	$11,564	$10,154	42,054
Cash and other				43
Total assets				$42,097

(a)	Primarily represented investment-grade bonds of U.S. issuers from diverse industries.

(b)	Primarily represented investments in non-U.S. corporate bonds and commercial mortgage-backed securities.

(c)	Included direct investments and investment funds.

(d)	Substantially all represented hedge funds.

The following table presents the changes in Level 3 investments for the GE Pension Plan.

Changes in Level 3 Investments for the Year Ended December 31, 2009
							Net change
							in unrealized
							gains (losses)
							relating to
			Purchases,	Transfers			investments
		Net realized/	issuances	in and/or			still held at
	January 1,	unrealized	and	out of		December 31,	December 31,
(In millions)	2009	gains (losses)	settlements	Level 3	(a)	2009	2009	(b)

Equity securities
Non-U.S. equity securities	$358	$(8)	$(350)	$–		$–	$–
Debt securities
Fixed income and cash
investment funds	–	3	43	–		46	3
U.S. corporate	112	(1)	(12)	(2)		97	(7)
Residential mortgage-backed	142	15	124	17		298	(33)
Other debt securities	54	5	3	–		62	(23)
Private equities	4,893	88	358	–		5,339	23
Real estate	4,944	(2,225)	56	–		2,775	(2,407)
Other investments	1,613	192	(268)	–		1,537	(30)
	$12,116	$(1,931)	$(46)	$15		$10,154	$(2,474)

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

(b)	Represented the amount of unrealized gains or losses for the period included in the GE Pension Plan earnings.

(127)

As of December 31, 2009, other pension plans' assets were $6,919 million. Equity investment funds amounting to $3,996 million and fixed income and cash investment funds amounting to $1,843 million represented approximately 85% of total investments as of December 31, 2009. The investments were classified as 15% Level 1, 80% Level 2 and 5% Level 3. The changes in Level 3 investments were insignificant for the year ended December 31, 2009.

Pension Asset (Liability)
	Principal pension plans		Other pension plans
December 31 (In millions)	2009	2008	2009	2008

Funded status(a)	$(6,020)	$(4,438)	$(2,678)	$(2,374)
Pension asset (liability) recorded in the
Statement of Financial Position
Pension asset	$–	$–	$98	$9
Pension liabilities
Due within one year(b)	(133)	(117)	(54)	(51)
Due after one year	(5,887)	(4,321)	(2,722)	(2,332)
Net amount recognized	$(6,020)	$(4,438)	$(2,678)	$(2,374)
Amounts recorded in shareowners’
equity (unamortized)
Prior service cost	$1,313	$1,739	$61	$62
Net actuarial loss	18,076	16,447	2,230	1,753
Total	$19,389	$18,186	$2,291	$1,815

(a)	Fair value of assets less PBO, as shown in the preceding tables.

(b)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

In 2010, we estimate that we will amortize $260 million of prior service cost and $1,335 million of net actuarial loss for the principal pension plans from shareowners’ equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized over the next fiscal year are $15 million and $210 million, respectively. Comparable amortized amounts in 2009, respectively, were $426 million and $348 million for the principal pension plans and $11 million and $134 million for other pension plans.

Estimated Future Benefit Payments
						2015	-
(In millions)	2010	2011	2012	2013	2014	2019

Principal pension	$2,850	$2,925	$2,950	$3,000	$3,025	$16,550
plans
Other pension
plans	$380	$390	$400	$405	$415	$2,250

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to certain employees who retire under the GE Pension Plan with 10 or more years of service. Eligible retirees share in the cost of healthcare benefits. These plans cover approximately 220,000 retirees and dependents.

(128)

Cost of Principal Retiree Benefit Plans
(In millions)	2009	2008	2007

Expected return on plan assets	$(129)	$(131)	$(125)
Service cost for benefits earned	442	326	286
Interest cost on benefit obligation	709	750	577
Prior service cost amortization(a)	836	673	603
Net actuarial gain amortization(a)	(225)	(49)	(17)
Retiree benefit plans cost(a)	$1,633	$1,569	$1,324

(a)
In 2009, we recognized a $45 million loss as a result of our agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity in which we will own a 49% interest. Prior service cost amortization increased by $164 million and net actuarial gain amortization increased by $119 million as a result of this agreement.

Actuarial assumptions are described below. The discount rates at December 31 measured the year-end benefit obligations and the earnings effects for the subsequent year.
December 31	2009	2008		2007		2006

Discount rate	5.67%	6.15%		6.31	%(a)	5.75%
Compensation increases	4.20	4.20		5.00		5.00
Expected return on assets	8.50	8.50		8.50		8.50
Initial healthcare trend rate(b)	7.40	7.00	(c)	9.10		9.20

(a)	Weighted average discount rate of 6.34% was used for determination of costs in 2008.

(b)	For 2009, ultimately declining to 6% for 2025 and thereafter.

(c)	Includes benefits from new healthcare supplier contracts.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for retiree benefit plan assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding Policy. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $710 million in 2010 to fund such benefits. We fund retiree life insurance benefits at our discretion.

(129)

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

Accumulated Postretirement Benefit Obligation (APBO)
(In millions)	2009	2008

Balance at January 1	$11,949	$12,983
Service cost for benefits earned	442	326
Interest cost on benefit obligation	709	750
Participant contributions	50	51
Plan amendments	(37)	–
Actuarial loss (gain)(a)(b)	504	(1,351)
Benefits paid(c)	(842)	(811)
Other	–	1
Balance at December 31(d)	$12,775	$11,949

(a)
For 2009, included a $152 million reduction in APBO as a result of our agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity in which we will own a 49% interest.

(b)	For 2008, primarily related to benefits from new healthcare supplier contracts.

(c)	Net of Medicare Part D subsidy of $83 million in 2009 and 2008.

(d)	The APBO for the retiree health plans was $10,481 million and $9,749 million at year-end 2009 and 2008, respectively.

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

	1%	1%
(In millions)	increase	decrease

APBO at December, 31, 2009	$1,081	$(921)
Service and interest cost in 2009	89	(76)

Plan Assets

The fair value of the major categories of retiree benefit plans' investments are presented below. The inputs and valuation techniques used to measure the fair value of assets are consistently applied and described in Note 21.

Fair Value of Plan Assets
(In millions)	2009	2008

Balance at January 1	$1,175	$1,804
Actual gain (loss) on plan assets	111	(486)
Employer contributions	644	617
Participant contributions	50	51
Benefits paid(a)	(842)	(811)
Balance at December 31	$1,138	$1,175

(a)	Net of Medicare Part D subsidy.

(130)

Asset Allocation
December 31	2009
Target
allocation

Equity securities	37-77	%(a)
Debt securities (including cash equivalents)	11-41
Private equities	3-13
Real estate	2-12
Other	0-10

(a)	Target allocations were 19-39% for U.S. equity securities and 18-38% for non-U.S. equity securities.

Plan fiduciaries set investment policies and strategies for the trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must generally be invested in securities rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.7% and 3.6% of trust assets at year-end 2009 and 2008, respectively.

As of December 31, 2009, retiree benefit plans' assets were $1,138 million. U.S. and non-U.S. equity securities amounting to $315 million and $237 million, respectively, fixed income and cash investment funds amounting to $214 million and other debt securities amounting to $193 million represented approximately 80% of total investments as of December 31, 2009. The plans' investments were classified as 42% Level 1, 37% Level 2 and 21% Level 3. The Level 3 investments primarily represented investments in private equities and real estate. The changes in Level 3 investments were insignificant for the year ended December 31, 2009.

Retiree Benefit Asset (Liability)
December 31 (In millions)	2009	2008

Funded status(a)	$(11,637)	$(10,774)
Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(691)	$(644)
Due after one year	(9,790)	(9,105)
Retiree life plans	(1,156)	(1,025)
Net liability recognized	$(11,637)	$(10,774)
Amounts recorded in shareowners' equity (unamortized)
Prior service cost	$4,154	$5,027
Net actuarial loss (gain)	272	(475)
Total	$4,426	$4,552

(a)	Fair value of assets less APBO, as shown in the preceding tables.

In 2010, we estimate that we will amortize $630 million of prior service cost and $20 million of net actuarial gain from shareowners’ equity into retiree benefit plans cost. Comparable amortized amounts in 2009 were $836 million of prior service cost and $225 million of net actuarial gains.

(131)

Estimated Future Benefit Payments
						2015	–
(In millions)	2010	2011	2012	2013	2014	2019

Gross	$960	$925	$930	$945	$950	$4,850
Expected Medicare
Part D subsidy(a)	70	5	5	5	5	20
Net	$890	$920	$925	$940	$945	$4,830

(a)
In 2009, the Company contracted with a third party to administer our principal post-age 65 drug plan as a Medicare-approved prescription drug plan. As a result, this post-age 65 drug plan will no longer qualify for the Medicare Part D direct employer subsidy effective January 1, 2011. The effects of this change have been included in our APBO as of December 31, 2009.

Postretirement Benefit Plans

2009 Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income
	Total	Principal	Other	Retiree
	postretirement	pension	pension	benefit
(In millions)	benefit plans	plans	plans	plans

Cost of postretirement benefit plans	$2,644	$547	$464	$1,633
Changes in other comprehensive income
Net actuarial loss (gain) – current year	3,117	1,977	618	522
Prior service cost (credit) – current year	(34)	–	3	(37)
Prior service cost amortization	(1,273)	(426)	(11)	(836)
Net actuarial gain (loss) amortization	(257)	(348)	(134)	225
Total changes in other comprehensive income	1,553	1,203	476	(126)
Cost of postretirement benefit plans and
changes in other comprehensive income	$4,197	$1,750	$940	$1,507

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, accrued participation and residuals, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $24,921 million and $22,543 million for year-end 2009 and 2008, respectively. These amounts include postretirement benefits, pension accruals, and other compensation and benefit accruals such as deferred incentive compensation. The increase in 2009 was primarily the result of an increase in pension accruals.

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

(132)

NOTE 14. INCOME TAXES

Provision for Income Taxes
(In millions)	2009	2008	2007

GE
Current tax expense	$3,199	$3,844	$2,230
Deferred tax expense (benefit) from temporary differences	(460)	(417)	564
	2,739	3,427	2,794
GECS
Current tax expense (benefit)	(1,584)	(1,508)	1,268
Deferred tax expense (benefit) from temporary differences	(2,245)	(867)	93
	(3,829)	(2,375)	1,361
Consolidated
Current tax expense	1,615	2,336	3,498
Deferred tax expense (benefit) from temporary differences	(2,705)	(1,284)	657
Total	$(1,090)	$1,052	$4,155

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return. The effect of GECS on the consolidated liability is settled in cash as GE tax payments are due.

Consolidated U.S. earnings (loss) from continuing operations before income taxes were $(498) million in 2009, $2,659 million in 2008 and $9,078 million in 2007. The corresponding amounts for non-U.S.-based operations were $10,842 million in 2009, $17,123 million in 2008 and $18,450 million in 2007.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of a benefit of $886 million and $723 million in 2009 and 2008, respectively, and expense of $64 million in 2007, and amounts applicable to non-U.S. jurisdictions of $2,416 million, $3,060 million and $3,042 million in 2009, 2008 and 2007, respectively. Consolidated deferred taxes related to U.S. federal income taxes were a benefit of $2,423 million and $827 million in 2009 and 2008, respectively, and expense of $776 million in 2007.

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

(133)

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which expired at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008. A one-year extension was passed by the House of Representatives in 2009 and the Senate Finance Committee Chairman and Ranking Member have indicated an intention to extend the provision for one year retroactive to the beginning of 2010, but there can be no assurance that it will be extended. In the event the provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2010.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2009, were approximately $84 billion. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

During 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $700 million in 2009.

During 2008, because the use of foreign tax credits no longer required the repatriation of prior-year earnings, we increased the amount of prior-year earnings that were indefinitely reinvested outside the U.S. by approximately $1.0 billion, resulting in a decrease to the income tax provision of approximately $350 million.

As discussed in Note 1, on January 1, 2007, we adopted amendments to ASC 740, resulting in a $49 million decrease in retained earnings, an $89 million decrease in goodwill and a $40 million decrease in income tax liability.

Annually, we file over 7,000 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2007, the IRS completed the audit of our consolidated U.S. income tax returns for 2000-2002. At December 31, 2009, the IRS was auditing our consolidated U.S. income tax returns for 2003-2007. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

(134)

December 31 (In millions)	2009	2008

Unrecognized tax benefits	$7,251	$6,692
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,918	4,453
Accrued interest on unrecognized tax benefits	1,369	1,204
Accrued penalties on unrecognized tax benefits	99	96
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,800	0-1,500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,400	0-1,100

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2009	2008

Balance at January 1	$6,692	$6,331
Additions for tax positions of the current year	695	553
Additions for tax positions of prior years	289	516
Reductions for tax positions of prior years	(229)	(489)
Settlements with tax authorities	(146)	(173)
Expiration of the statute of limitations	(50)	(46)
Balance at December 31	$7,251	$6,692

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2009, $172 million of interest expense and $14 million of tax expense related to penalties were recognized in the statement of earnings, compared with $268 million and $19 million for the year ended December 31, 2008 and $(279) million and $(34) million for the year ended December 31, 2007.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
	Consolidated			GE			GECS
	2009	2008	2007	2009	2008	2007	2009	2008	2007

U.S. federal statutory income
tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate
resulting from
Inclusion of after-tax
earnings of GECS in
before-tax earnings of GE	–	–	–	(3.9)	(12.4)	(16.7)	–	–	–
Tax on global activities
including exports(a)(b)	(38.9)	(26.0)	(15.2)	(10.7)	(5.2)	(4.9)	113.8	(71.3)	(20.7)
U.S. business credits	(4.4)	(1.4)	(1.0)	(0.9)	(0.3)	(0.3)	14.4	(3.7)	(1.5)
SES transaction	–	–	(2.0)	–	–	–	–	–	(3.9)
All other – net	(2.2)	(2.3)	(1.7)	(0.1)	(1.5)	(2.3)	10.2	(2.2)	0.8
	(45.5)	(29.7)	(19.9)	(15.6)	(19.4)	(24.2)	138.4	(77.2)	(25.3)
Actual income tax rate	(10.5)%	5.3%	15.1%	19.4%	15.6%	10.8%	173.4%	(42.2)%	9.7%

(a)	2009 included (6.8)% and 31.7% from indefinite reinvestment of prior-year earnings for consolidated and GECS, respectively.

(b)	2008 included (1.8)% and (6.2)% from indefinite reinvestment of prior-year earnings for consolidated and GECS, respectively.

(135)

Deferred Income Taxes

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2009	2008

Assets
GE	$(14,945)	$(13,493)
GECS	(11,107)	(11,180)
	(26,052)	(24,673)
Liabilities
GE	10,325	9,544
GECS	17,900	19,713
	28,225	29,257
Net deferred income tax liability	$2,173	$4,584

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2009	2008

GE
Intangible assets	$2,782	$2,664
Contract costs and estimated earnings	2,540	2,319
Depreciation	1,223	1,205
Investment in subsidiaries	1,959	1,909
Provision for expenses(a)	(7,843)	(6,578)
Retiree insurance plans	(4,110)	(4,355)
Non-U.S. loss carryforwards(b)	(1,056)	(800)
Other – net	(115)	(313)
	(4,620)	(3,949)
GECS
Financing leases	6,210	7,317
Operating leases	5,557	4,882
Investment in global subsidiaries	493	2,127
Intangible assets	1,585	1,360
Allowance for losses	(3,094)	(2,459)
Cash flow hedges	(818)	(2,260)
Net unrealized losses on securities	(193)	(1,634)
Non-U.S. loss carryforwards(b)	(1,299)	(979)
Other – net	(1,648)	179
	6,793	8,533
Net deferred income tax liability	$2,173	$4,584

(a)
Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.

(b)
Net of valuation allowances of $835 million and $635 million for GE and $344 million and $260 million for GECS, for 2009 and 2008, respectively. Of the net deferred tax asset as of December 31, 2009, of $2,355 million, $42 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2010, through December 31, 2012; $278 million relates to net operating losses that expire in various years ending from December 31, 2013, through December 31, 2024; and $2,035 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(136)

NOTE 15. SHAREOWNERS’ EQUITY

(In millions)	2009	2008	2007

Preferred stock issued(a)(b)(c)	$–	$–	$–
Common stock issued(a)(b)	$702	$702	$669
Accumulated other comprehensive income
Balance at January 1	$(21,853)	$8,324	$3,254
Investment securities – net of deferred taxes of $1,001, $(2,528) and $(510)	2,678	(3,813)	(972)
Currency translation adjustments – net of deferred taxes
of $(611), $4,082 and $(1,319)	4,174	(10,890)	4,662
Cash flow hedges – net of deferred taxes of $933, $(2,307) and $323	986	(4,907)	426
Benefit plans – net of deferred taxes of $(5), $(7,379) and $860(d)	(1,804)	(13,288)	2,566
Reclassification adjustments
Investment securities – net of deferred taxes of $494, $734 and $(375)	(19)	595	(512)
Currency translation adjustments	(39)	(117)	(135)
Cash flow hedges – net of deferred taxes of $428, $620 and $(655)	612	2,243	(965)
Balance at December 31	$(15,265)	$(21,853)	$8,324
Other capital
Balance at January 1	$40,390	$26,100	$25,486
Common stock issuance(b)	–	11,972	–
Preferred stock and warrant issuance(b)	–	2,965	–
Gains (losses) on treasury stock dispositions and other(b)	(2,661)	(647)	614
Balance at December 31	$37,729	$40,390	$26,100
Retained earnings
Balance at January 1(e)	$122,185	$117,362	$106,867
Net earnings attributable to the Company	11,025	17,410	22,208
Dividends(b)(f)	(6,785)	(12,649)	(11,713)
Other(b)(g)	(62)	–	–
Balance at December 31	$126,363	$122,123	$117,362
Common stock held in treasury
Balance at January 1	$(36,697)	$(36,896)	$(24,893)
Purchases(b)	(214)	(3,508)	(14,913)
Dispositions(b)	4,673	3,707	2,910
Balance at December 31	$(32,238)	$(36,697)	$(36,896)
Total equity
GE shareowners' equity balance at December 31	$117,291	$104,665	$115,559
Noncontrolling interests balance at December 31(h)	7,845	8,947	8,004
Total equity balance at December 31	$125,136	$113,612	$123,563

(a)	Additions resulting from issuances in 2008 were inconsequential for preferred stock and $33 million for common stock.

(b)
Total dividends and other transactions with shareowners, inclusive of additions to par value discussed in note (a), decreased equity by $5,049 million in 2009, increased equity by $1,873 million in 2008 and decreased equity by $23,102 million in 2007.

(c)	GE has 50 million authorized shares of preferred stock ($1.00 par value) and has issued 30 thousand shares as of December 31, 2009.

(d)
For 2009, included $(9) million of prior service costs for plan amendments, $814 million of amortization of prior service costs, $(2,793) million of gains (losses) arising during the year and $184 million of amortization of gains (losses) – net of deferred taxes of $(10) million, $434 million, $(528) million and $99 million, respectively. For 2008, included $(43) million of prior service costs for plan amendments, $534 million of amortization of prior service costs, $(13,980) million of gains (losses) arising during the year and $201 million of amortization of gains (losses) – net of deferred taxes of $(24) million, $441 million, $(7,893) million and $97 million, respectively.

(e)
The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $62 million related to adopting amendments on impairment guidance in ASC 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825, Financial Instruments, at January 1, 2008, was insignificant. The 2007 opening balance change reflects cumulative effect of changes in accounting principles of $(126) million related to adopting amendments to ASC 740, Income Taxes. See Note 1 for further information.

(f)	Included $300 million and $75 million of dividends on preferred stock in 2009 and 2008, respectively.

(g)	Related to accretion of redeemable securities to their redemption value.

(h)
On January 1, 2009, we adopted an amendment to ASC 810 that requires us to classify noncontrolling interests (previously referred to as "minority Interest") as part of shareowners' equity and to disclose the amount of other comprehensive income attributable to noncontrolling interests. Changes to noncontrolling interests during 2009 resulted from net earnings $216 million, dividends paid $(548) million, deconsolidation of PTL $(331) million, dissolution of the joint venture in FANUC Ltd. $(376) million, AOCI $(95) million and other changes of $32 million. Changes to the individual components of other AOCI attributable to noncontrolling interests were insignificant.

(137)

Shares of GE Preferred Stock

On October 16, 2008, we issued 30,000 shares of 10% cumulative perpetual preferred stock (par value $1.00 per share) having an aggregate liquidation value of $3.0 billion, and warrants to purchase 134,831,460 shares of common stock (par value $0.06 per share) for aggregate proceeds of $3.0 billion in cash. The proceeds were allocated to the preferred shares ($2.5 billion) and the warrants ($0.5 billion) on a relative fair value basis and recorded in other capital. The preferred stock is redeemable at our option three years after issuance at a price of 110% of liquidation value plus accrued and unpaid dividends. The warrants are exercisable for five years at an exercise price of $22.25 per share of common stock and are settled through physical share issuance. Upon redemption of the preferred shares, the difference between the redemption amount and the carrying amount of the preferred stock will be recorded as a reduction of retained earnings and considered a deemed dividend for purposes of computing earnings per share.

Shares of GE Common Stock

On September 25, 2008, we suspended our three-year, $15 billion share repurchase program, which was initiated in December 2007. Under this program, on a book basis, we repurchased 99.1 million shares for a total of $3.1 billion during 2008.

On October 7, 2008, GE completed an offering of 547.8 million shares of common stock at a price of $22.25 per share.

GE has 13.2 billion authorized shares of common stock ($0.06 par value).

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2009	2008	2007

Issued	11,693,833	11,693,829	11,145,252
In treasury	(1,030,758)	(1,156,932)	(1,157,653)
Outstanding	10,663,075	10,536,897	9,987,599

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by affiliates of GE Capital. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2009	2008

Noncontrolling interests in consolidated affiliates
NBC Universal	$4,937	$5,091
Others(a)	2,631	3,579
Preferred stock(b)
GE Capital affiliates	277	277
Total	$7,845	$8,947

(a)	Included noncontrolling interests in partnerships and common shares of consolidated affiliates.

(b)	The preferred stock pays cumulative dividends at an average rate of 6.81%.

(138)

NOTE 16. OTHER STOCK-RELATED INFORMATION

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

Stock Compensation Plans
	Securities
	to be	Weighted	Securities
	issued	average	available
	upon	exercise	for future
December 31, 2009 (Shares in thousands)	exercise	price	issuance

Approved by shareowners
Options	337,544	$24.40	(a)
RSUs	25,791	(b)	(a)
PSUs	950	(b)	(a)
Not approved by shareowners (Consultants’ Plan)
Options	619	32.49	(c)
RSUs	70	(b)	(c)
Total	364,974	$24.41	312,162

(a)
In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan). The Plan replaced the 1990 Long-Term Incentive Plan. The maximum number of shares that may be granted under the Plan is 500 million shares, of which no more than 250 million may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. The approximate 105.9 million shares available for grant under the 1990 Plan were retired upon approval of the 2007 Plan. Total shares available for future issuance under the 2007 Plan amounted to 284.0 million shares at December 31, 2009.

(b)	Not applicable.

(c)	Total shares available for future issuance under the consultants’ plan amount to 28.1 million shares.

Outstanding options expire on various dates through December 10, 2019.

(139)

The following table summarizes information about stock options outstanding at December 31, 2009.

Stock Options Outstanding
(Shares in thousands)	Outstanding			Exercisable
			Average		Average
		Average	exercise		exercise
Exercise price range	Shares	life(a)	price	Shares	price

Under $10.00	68,673	9.2	$9.57	127	$9.57
10.01-15.00	87,600	9.5	11.98	89	11.53
15.01-20.00	896	9.5	16.19	76	18.72
20.01-25.00	78	2.3	22.73	78	22.73
25.01-30.00	49,604	5.4	27.62	31,968	27.27
30.01-35.00	50,899	5.1	33.19	43,469	33.05
Over $35.00	80,413	2.4	43.18	71,546	43.74
Total	338,163	6.5	$24.41	147,353	$36.94

At year-end 2008, options with an average exercise price of $37.59 were exercisable on 162 million shares.

(a)	Average contractual life remaining in years.

Stock Option Activity
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
	(In thousands)	price	term (In years)	(In millions)

Outstanding at January 1, 2009	215,507	$36.30
Granted	159,226	10.93
Exercised	(13)	10.21
Forfeited	(4,669)	21.44
Expired	(31,888)	37.88
Outstanding at December 31, 2009	338,163	$24.41	6.5	$658
Exercisable at December 31, 2009	147,353	$36.94	3.1	$1
Options expected to vest	165,805	$14.93	9.1	$565

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2009, 2008 and 2007 was $3.81, $5.26 and $9.28, respectively. The following assumptions were used in arriving at the fair value of options granted during 2009, 2008 and 2007, respectively: risk-free interest rates of 3.2%, 3.4% and 4.2%; dividend yields of 3.9%, 4.4% and 2.9%; expected volatility of 49%, 27% and 25%; and expected lives of six years and ten months, six years and nine months, and six years and ten months. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate. For stock options granted in 2009 and the fourth quarter of 2008, we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2009, 2008 and 2007 amounted to an insignificant amount, $45 million and $375 million, respectively. As of December 31, 2009, there was $597 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of two years, of which approximately $191 million, pre tax, is expected to be recognized in 2010.

(140)

Stock option expense recognized in net earnings amounted to $120 million in 2009 and $69 million in both 2008 and 2007. Cash received from option exercises during 2009, 2008 and 2007 was an insignificant amount, $353 million and $747 million, respectively. The tax benefit realized from stock options exercised during 2009, 2008 and 2007 was an insignificant amount, $15 million and $131 million, respectively.

Other Stock-based Compensation
			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	grant date	contractual	value
	(In thousands)	fair value	term (In years)	(In millions)

RSUs outstanding at January 1, 2009	36,483	$32.57
Granted	674	13.63
Vested	(10,064)	32.76
Forfeited	(1,232)	32.91
RSUs outstanding at December 31, 2009	25,861	$31.98	2.7	$391
RSUs expected to vest	23,599	$32.04	2.6	$357

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2009, 2008 and 2007 was $13.63, $28.74 and $38.84, respectively. The total intrinsic value of RSUs vested during 2009, 2008 and 2007 amounted to $139 million, $274 million and $181 million, respectively. As of December 31, 2009, there was $482 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of two years, of which approximately $174 million, pre tax, is expected to be recognized in 2010. As of December 31, 2009, 1.0 million PSUs with a weighted average remaining contractual term of two years, an aggregate intrinsic value of $14 million and $7 million of unrecognized compensation cost were outstanding.

Other share-based compensation expense recognized in net earnings amounted to $127 million, $155 million and $173 million in 2009, 2008 and 2007, respectively.

The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $118 million, $106 million and $118 million in 2009, 2008 and 2007, respectively.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2009, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

(141)

NOTE 17. OTHER INCOME

(In millions)	2009	2008	2007

GE
Associated companies(a)	$667	$332	$671
Purchases and sales of business interests(b)	363	891	1,541
Licensing and royalty income	217	291	255
Interest income from GECS	173	371	329
Marketable securities and bank deposits	54	196	282
Other items	(295)	(116)	293
	1,179	1,965	3,371
Eliminations	(173)	(379)	(352)
Total	$1,006	$1,586	$3,019

(a)	Included a gain of $552 million related to dilution of our interest in A&E Television Network from 25% to 15.8% in 2009.

(b)
In 2009, included a gain of $254 million related to our increased ownership in ATI-Singapore from 49% to 100%. See Note 8. In 2007, included gain on sale of a business interest to Hitachi of $900 million.

NOTE 18. GECS REVENUES FROM SERVICES

(In millions)	2009	2008	2007

Interest on loans	$20,080	$27,109	$23,599
Equipment leased to others	12,231	15,568	15,260
Fees	4,634	6,126	6,533
Investment income(a)	3,391	2,191	4,724
Financing leases	3,322	4,374	4,699
Premiums earned by insurance activities	2,065	2,255	2,232
Net securitization gains	1,589	1,133	1,804
Real estate investments	1,543	3,505	4,669
Associated companies	1,059	2,217	2,172
Other items(b)(c)	3,279	5,036	5,526
Total	$53,193	$69,514	$71,218

(a)
Included gain on sale of Swiss Re common stock of $566 million in 2007 and net other-than-temporary impairments on investment securities of $583 million, $1,420 million and $127 million in 2009, 2008 and 2007, respectively. Of the $583 million, $33 million related to impairments recognized in the first quarter of 2009 that were reclassified to retained earnings as a result of the amendments to ASC 320. See Note 3.

(b)
Included a gain on the sale of a partial interest in a limited partnership in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 23.

(c)
Included a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC, following our acquisition of a controlling interest in the second quarter of 2009. See Note 8.

NOTE 19. SUPPLEMENTAL COST INFORMATION

We funded research and development expenditures of $3,324 million in 2009, $3,113 million in 2008 and $3,048 million in 2007. Research and development costs are classified in cost of goods sold in the Statement of Earnings. In addition, research and development funding from customers, principally the U.S. government, totaled $1,050 million, $1,287 million and $1,067 million in 2009, 2008 and 2007, respectively.

Rental expense under operating leases is shown below.

(In millions)	2009	2008	2007

GE	$1,012	$912	$929
GECS	817	992	955

(142)

At December 31, 2009, minimum rental commitments under noncancellable operating leases aggregated $2,674 million and $2,888 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)	2010	2011	2012	2013	2014

GE	$592	$495	$416	$334	$278
GECS	609	498	436	288	211

GE’s selling, general and administrative expenses totaled $14,842 million in 2009, $14,401 million in 2008 and $14,148 million in 2007.

Our Technology Infrastructure and Energy Infrastructure segments enter into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines, aero-derivatives, and turbines, under which GE and these participants share in risks and rewards of these product programs. Under these arrangements, participation fees earned and recorded as other income totaled $1 million, $394 million and $481 million for the years 2009, 2008 and 2007, respectively. Payments to participants are recorded as costs of services sold ($504 million, $423 million and $320 million for the years 2009, 2008 and 2007, respectively) or as cost of goods sold ($1,731 million, $1,882 million and $1,573 million for the years 2009, 2008 and 2007, respectively).

NOTE 20. EARNINGS PER SHARE INFORMATION

	2009		2008		2007
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share
calculation(a)	$11,188	$11,187	$18,091	$18,089	$22,457	$22,457
Preferred stock dividends declared	(300)	(300)	(75)	(75)	–	–
Earnings from continuing operations attributable to
common shareowners for per-share calculation	$10,888	$10,887	$18,016	$18,014	$22,457	$22,457
Loss from discontinued operations for
per-share calculation	(193)	(193)	(679)	(679)	(249)	(249)
Net earnings attributable to common shareowners
for per-share calculation	10,695	10,694	17,336	17,335	22,208	22,208

Average equivalent shares
Shares of GE common stock outstanding	10,614	10,614	10,080	10,080	10,182	10,182
Employee compensation-related shares, including
stock options	1	–	18	–	36	–
Total average equivalent shares	10,615	10,614	10,098	10,080	10,218	10,182
Per-share amounts
Earnings from continuing operations	$1.03	$1.03	$1.78	$1.79	$2.20	$2.21
Loss from discontinued operations	(0.02)	(0.02)	(0.07)	(0.07)	(0.02)	(0.02)
Net earnings	1.01	1.01	1.72	1.72	2.17	2.18

Effective January 1, 2009, our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect.

(a)	Included an insignificant amount of dividend equivalents in each of the three years presented and an insignificant amount related to accretion of redeemable securities in 2009.

For the years ended December 31, 2009, 2008 and 2007, there were approximately 328 million, 204 million and 77 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

(143)

Earnings-per-share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

NOTE 21. FAIR VALUE MEASUREMENTS

We adopted ASC 820 in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $25,729 million and $21,967 million at December 31, 2009 and 2008, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $6,629 million and $8,190 million at December 31, 2009 and 2008, respectively, supporting obligations to holders of guaranteed investment contracts. Such securities are mainly investment grade.

(144)

					Netting
(In millions)	Level 1	Level 2	Level 3	(a)	adjustment	(b)	Net balance

December 31, 2009
Assets
Investment securities
Debt
U.S. corporate	$723	$19,669	$3,258		$–		$23,650
State and municipal	–	1,621	173		–		1,794
Residential mortgage-backed	–	3,195	123		–		3,318
Commercial mortgage-backed	–	2,647	55		–		2,702
Asset-backed	–	860	1,877		–		2,737
Corporate – non-U.S.	159	692	989		–		1,840
Government – non-U.S.	1,277	1,483	176		–		2,936
U.S. government and federal
agency	85	2,307	282		–		2,674
Retained interests	–	–	8,831		–		8,831
Equity
Available-for-sale	536	184	19		–		739
Trading	720	–	–		–		720
Derivatives(c)	–	11,056	804		(3,851)		8,009
Other(d)	–	–	1,006		–		1,006
Total	$3,500	$43,714	$17,593		$(3,851)		$60,956

Liabilities
Derivatives	$–	$7,295	$222		$(3,860)		$3,657
Other(e)	–	798	–		–		798
Total	$–	$8,093	$222		$(3,860)		$4,455

December 31, 2008
Assets
Investment securities
Debt
U.S. corporate	$–	$17,191	$3,209		$–		$20,400
State and municipal	–	1,234	247		–		1,481
Residential mortgage-backed	30	4,141	173		–		4,344
Commercial mortgage-backed	–	2,070	66		–		2,136
Asset-backed	–	880	1,605		–		2,485
Corporate – non-U.S.	69	562	658		–		1,289
Government – non-U.S.	496	422	424		–		1,342
U.S. government and federal
agency	5	515	184		–		704
Retained interests	–	–	6,356		–		6,356
Equity
Available-for-sale	475	12	34		–		521
Trading	83	305	–		–		388
Derivatives(c)	–	18,911	1,142		(7,411)		12,642
Other(d)	1	288	1,105		–		1,394
Total	$1,159	$46,531	$15,203		$(7,411)		$55,482

Liabilities
Derivatives	$2	$12,643	$166		$(7,575)		$5,236
Other(e)	–	1,031	–		–		1,031
Total	$2	$13,674	$166		$(7,575)		$6,267

(a)
Level 3 investment securities valued using non-binding broker quotes totaled $1,055 million and $2,074 million at December 31, 2009 and 2008, respectively, and were classified as available-for-sale securities.

(b)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(c)	The fair value of derivatives included an adjustment for non-performance risk. At December 31, 2009 and 2008, the cumulative adjustment was a gain of $9 million and $177 million, respectively.

(d)	Included private equity investments and loans designated under the fair value option.

(e)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(145)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2009 and 2008, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2009
				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$3,220	$(108)		$388	$(248)	$6		$3,258	$4
State and municipal	247	–		(100)	(10)	36		173	–
Residential
mortgage-backed	173	(1)		(6)	(20)	(23)		123	–
Commercial
mortgage-backed	66	–		(5)	(7)	1		55	–
Asset-backed	1,605	3		246	97	(74)		1,877	–
Corporate – non-U.S.	659	(1)		82	77	172		989	–
Government
– non-U.S.	424	–		9	4	(261)		176	–
U.S. government and
federal agency	183	–		102	(3)	–		282	–
Retained interests	6,356	1,273	(d)	382	820	–		8,831	252
Equity
Available-for-sale	23	(1)		3	(1)	(5)		19	–
Trading	–	–		–	–	–		–	–
Derivatives(e)	1,003	80		(29)	(294)	(159)		601	90
Other	1,105	(172)		31	35	7		1,006	(134)
Total	$15,064	$1,073		$1,103	$450	$(300)		$17,390	$212

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Primarily comprised of interest accretion.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $19 million not reflected in the fair value hierarchy table.

(146)

Changes in Level 3 Instruments for the Year Ended December 31, 2008
				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		December 31,	December 31,
(In millions)	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$12,447	$430		$(1,586)	$671	$994		$12,956	$7
Derivatives(d)(e)	265	866		141	(256)	(13)		1,003	636
Other	1,330	(157)		(29)	(90)	51		1,105	(165)
Total	$14,042	$1,139		$(1,474)	$325	$1,032		$15,064	$478

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.

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

Non-Recurring Fair Value Measurements

Non-recurring fair value amounts (as measured at the time of the adjustment) for assets still held at December 31, 2009 and 2008, totaled $516 million and $48 million, identified as Level 2, and $17,434 million and $3,145 million, identified as Level 3, respectively. The increase in Level 3 amounts related primarily to our retained investment in PTL ($5,751 million), financing receivables and loans held for sale ($5,420 million), long-lived assets ($5,105 million), primarily real estate held for investment, equipment leased to others and equipment held for sale, and cost and equity method investments ($1,006 million).

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2009 and 2008.

	Year ended December 31
(In millions)	2009	2008

Financing receivables and loans held for sale	$(1,695)	$(587)
Cost and equity method investments(a)	(921)	(495)
Long-lived assets(b)	(1,079)	(276)
Retained investments in formerly consolidated subsidiaries(b)	237	–
Other(b)	(29)	(222)
Total	$(3,487)	$(1,580)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(238) million and $(45) million during 2009 and 2008, respectively.

(b)	ASC 820 was adopted for non-financial assets valued on a non-recurring basis as of January 1, 2009.

(147)

NOTE 22. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity.

	2009			2008
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
December 31 (In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$412	$412	$ (a)	$554	$511
Liabilities
Borrowings(b)	(a)	(12,185)	(12,757)	(a)	(12,202)	(12,267)
GECS
Assets
Loans	(a)	283,135	269,283	(a)	305,376	292,797
Other commercial mortgages	(a)	1,151	1,198	(a)	1,501	1,427
Loans held for sale	(a)	1,303	1,343	(a)	3,640	3,670
Other financial instruments (c)	(a)	2,096	2,385	(a)	2,637	2,810
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(500,334)	(506,148)	(a)	(514,601)	(495,541)
Investment contract benefits	(a)	(3,940)	(4,397)	(a)	(4,212)	(4,536)
Guaranteed investment
contracts	(a)	(8,310)	(8,394)	(a)	(10,828)	(10,677)
Insurance – credit life(e)	1,595	(80)	(53)	1,165	(44)	(31)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 10.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2009 and 2008 would have been reduced by $2,856 million and $3,776 million, respectively.

(e)	Net of reinsurance of $2,800 million and $3,103 million at December 31, 2009 and 2008, respectively.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates we would charge to similar borrowers with similar maturities.

Borrowings and bank deposits

Valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

(148)

Investment contract benefits

Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or the income approach for single premium deferred annuities.

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

Insurance – credit life

Certain insurance affiliates, primarily in Consumer, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments
	Notional amount
December 31 (in millions)	2009	2008

Ordinary course of business lending commitments (a)(b)	$6,676	$8,507
Unused revolving credit lines(c)
Commercial	31,803	26,300
Consumer – principally credit cards	231,880	252,867

(a)	Excluded investment commitments of $2,659 million and $3,501 million as of December 31, 2009 and 2008, respectively.

(b)
Included a $972 million and $1,067 million commitment as of December 31, 2009 and 2008, respectively, associated with a secured financing arrangement that can increase to a maximum of $4,998 million and $4,943 million based on the asset volume under the arrangement as of December 31, 2009 and 2008, respectively.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,889 million and $14,503 million as of December 31, 2009 and 2008, respectively.

Derivatives and hedging

As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including customer needs for specific types of financing, and market related factors that affect the type of debt we can issue.

(149)

Of the outstanding notional amount of $353,000 million, approximately 87% or $307,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	2009
December 31 (In millions)	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,477	$3,469
Currency exchange contracts	4,273	2,361
Other contracts	16	4
	8,766	5,834

Derivatives not accounted for as hedges
Interest rate contracts	977	889
Currency exchange contracts	1,639	658
Other contracts	478	136
	3,094	1,683

Netting adjustments(a)	(3,851)	(3,860)

Total	$8,009	$3,657

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2009 and 2008, the cumulative adjustment for non-performance risk was a gain of $9 million and $177 million, respectively.

(150)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate borrowings. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. Through December 31, 2009, such adjustments increased the carrying amount of debt outstanding by $3,675 million. The following table provides information about the earnings effects of our fair value hedging relationships for the year ended December 31, 2009.

		Year ended
		December 31, 2009
(In millions)		Gain (loss)	Gain (loss)
		on hedging	on hedged
	Financial statement caption	derivatives	items

Interest rate contracts	Interest and other financial charges	$(5,194)	$4,998
Currency exchange contracts	Interest and other financial charges	(1,106)	1,093

Fair value hedges resulted in $(209) million of ineffectiveness of which $(225) million reflects amounts excluded from the assessment of effectiveness for the year ended December 31, 2009.

Cash flow hedges and net investment hedges in foreign operations

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously with the earnings effects of the hedged transaction. Earnings effects of the derivative and the hedged item are reported in the same caption in the Statement of Earnings. Hedge ineffectiveness and components of changes in fair value of the derivative that are excluded from the assessment of effectiveness are recognized in earnings each reporting period.

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, are excluded from the effectiveness assessment and are recorded currently in earnings.

The following table provides information about the amounts recorded in the other comprehensive income component within shareowners’ equity at December 31, 2009, as well as the amounts recorded in each caption in the Statement of Earnings when derivative amounts are reclassified out of other comprehensive income related to our cash flow hedges and net investment hedges.

(151)

			Gain (loss)
			reclassified
(In millions)	Gain (loss)		from AOCI
	recognized		into
Year ended December 31, 2009	in OCI	Financial statement caption	earnings

Cash flow hedges
Interest rate contracts	$(854)	Interest and other financial charges	$(2,055)
		GECS revenues from services	8

Currency exchange contracts	2,579	Interest and other financial charges	1,183
		Other costs and expenses	(167)
		GECS revenues from services	(119)
		Sales of goods and services	76
		Other income	(1)

Commodity contracts	(5)	Other costs and expenses	(5)

Total	$1,720		$(1,080)

	Gain (loss)		Gain (loss)
	recognized		reclassified
	in CTA		from CTA
Net investment hedges
Currency exchange contracts	$(6,240)	GECS revenues from services	$(84)

Of the total pre-tax amount recorded in AOCI, $2,587 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,402 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 26 years and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts totaled $49 million, of which $(18) million represents amounts excluded from the assessment of effectiveness for the year ended December 31, 2009, and primarily appear in "GECS revenues from services." Ineffectiveness from net investment hedges was $(899) million for the year ended December 31, 2009, which primarily related to changes in value of the forward points. These amounts appear in the “Interest and other financial charges” caption in the Statement of Earnings.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are recorded in predefined captions in the Statement of Earnings, typically “GECS revenues from services” or “Other income,” based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains for 2009 on derivatives not designated as hedges were $1,018 million and related to interest rate contracts of $208 million, currency exchange contracts of $499 million, and commodity derivatives and other of $311 million. The vast majority of the $1,018 million was offset by the earnings effects from the underlying items that were economically hedged.

(152)

Counterparty credit risk

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions.  Accordingly, we actively monitor these exposures and take appropriate actions in response.  We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we offset our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. When net exposure to a counterparty, based on the current market values of agreements and collateral, exceeds credit exposure limits (see following table), we typically take action to reduce such exposures. These actions may include prohibiting additional transactions with the counterparty, requiring additional collateral from the counterparty (as described below) and terminating or restructuring transactions.

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2009, our exposure to counterparties, net of collateral we hold, was $1,196 million.  The fair value of such collateral was $8,454 million, of which $2,387 million was cash and $6,067 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,855 million at December 31, 2009.

Following is GECS policy relating to initial credit rating requirements and to exposure limits to counterparties.

Counterparty Credit Criteria
Credit rating
	Moody's		S&P

Foreign exchange forwards (less than one year)	P-1		A-1
All derivatives between one and five years	Aa3	(a)	AA-	(a)
All derivatives greater than five years	Aaa	(a)	AAA	(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement typically have a minimum A3/A- rating.

Exposure Limits
(In millions)
Minimum rating		Exposure(a)
		With collateral	Without collateral
Moody's	S&P	arrangements	arrangements

Aaa	AAA	$100	$75
Aa3	AA-	50	50
A3	A-	5	–

(a)
For derivatives with exposures less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1. Exposure to a counterparty is determined net of collateral.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $3,657 million subject to these provisions, after consideration of collateral posted by us, was $1,281 million at December 31, 2009.

(153)

Support of customer derivatives

We do not sell protection under credit default swaps; however, as part of our risk management services, we provide certain support agreements to third-party financial institutions providing plain vanilla interest rate derivatives to our customers in connection with variable rate loans we have extended to them. The underwriting risk to our customers inherent in these arrangements, together with the related loans, is essentially similar to that of a fixed rate loan. Under these arrangements, the customer's obligation to us is secured, usually by the asset being purchased or financed, or by other assets of the customer. In addition, these arrangements are underwritten to provide for collateral value that exceeds the combination of the loan amount and the initial expected future exposure of the derivative. These support arrangements mature on the same date as the related financing arrangements or transactions and are across a broad spectrum of diversified industries and companies. The fair value of such support agreements was $24 million at December 31, 2009. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at December 31, 2009, was $260 million before consideration of any offsetting effect of collateral. At December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. If we assumed that, on January 1, 2010, interest rates moved unfavorably by 100 basis points across the yield curve (a “parallel shift” in that curve), the effect on the fair value of such contracts, without considering any potential offset of the underlying collateral, would have been an increase of $120 million. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

NOTE 23. OFF-BALANCE SHEET ARRANGEMENTS

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which have specific characteristics that exclude them from the scope of consolidation standards. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in 2009 or 2008.

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

In 2009, the FASB issued ASU 2009-16 and ASU 2009-17 amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively, which are effective for us on January 1, 2010. ASU 2009-16 will eliminate the QSPE concept, and ASU 2009-17 will require that all such entities be evaluated for consolidation as VIEs, which will result in our consolidating substantially all of our former QSPEs. Upon adoption we will record assets and liabilities of these entities at carrying amounts consistent with what they would have been if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

(154)

Consolidated Variable Interest Entities

On July 1, 2003 and January 1, 2004, we were required, as a result of amendments to U.S. GAAP, to consolidate certain VIEs with aggregate assets and liabilities of $54.0 billion and $52.6 billion respectively, which are further described below. At December 31, 2009, assets and liabilities of those VIEs, and additional VIEs consolidated as a result of subsequent acquisitions of financial companies, totaled $16,994 million and $15,231 million, respectively (at December 31, 2008, assets and liabilities were $26,865 million and $21,428 million, respectively).

The consolidated VIEs included in our financial statements include the following:

•
Securitization entities that hold financing receivables and other financial assets. Since they were consolidated in 2003, these assets have continued to run off; totaled $2,608 million at December 31, 2009; and are primarily included in Note 6 ($4,000 million in 2008). There has been no significant difference between the performance of these financing receivables and our on-book receivables on a blended basis. The liabilities of these securitization entities, which consist primarily of commercial paper, totaled $2,504 million at December 31, 2009, and are included in Note 10 ($3,868 million in 2008). Contractually the cash flows from these financing receivables must first be used to pay down outstanding commercial paper and interest thereon as well as other expenses of the entity. Excess cash flows are available to GE. The creditors of these entities have no claim on the other assets of GE.

If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $2,497 million at December 31, 2009. The borrowings of these entities are reflected in our Statement of Financial Position.

•
Trinity, a group of sponsored special purpose entities, holds investment securities, the majority of which are investment grade, funded by the issuance of guaranteed investment contracts. At December 31, 2009, these entities held $6,629 million of investment securities, included in Note 3, and $716 million of cash and other assets ($8,190 million and $1,001 million, respectively, at December 31, 2008). The associated guaranteed investment contract liabilities, included in Note 11, were $8,310 million and $10,828 million at the end of December 31, 2009 and 2008, respectively.

If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital would be required to provide approximately $2,383 million to such entities as of December 31, 2009 pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of December 31, 2009, the value of these entities’ liabilities was $8,519 million and the fair value of their assets was $7,345 million (which included unrealized losses on investment securities of $1,448 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

The remaining assets ($7,040 million) and liabilities ($4,208 million) of consolidated VIEs are primarily the result of transactions by acquired entities; asset-backed financing involving commercial real estate and equipment collateral and on-balance sheet securitizations by GE. We have no recourse arrangements with these entities.

(155)

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

In the ordinary course of business, we make investments in entities in which we are not the primary beneficiary, but may hold a variable interest such as limited partner equity interests or mezzanine debt investment. These investments totaled $9,680 million at year-end 2009 and are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “GECS financing receivables” for debt financing provided to these entities. At December 31, 2009, “All other assets” totaled $8,911 million ($2,919 million at December 31, 2008) and financing receivables, included in Note 6, totaled $769 million ($1,045 million at December 31, 2008). In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs of $1,396 million ($1,159 million at December 31, 2008). Together, these represent our maximum exposure to loss if the assets of the unconsolidated VIEs were to have no value.

The largest unconsolidated VIE with which we are involved is PTL, which is a rental truck leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008, were $7,444 million and $1,339 million, respectively.  In the first quarter of 2009, we sold a 1% limited partnership interest in PTL, a previously consolidated VIE, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors. The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At December 31, 2009, our remaining investment in PTL of $5,751 million comprised a 49.9% partnership interest of $923 million and loans and advances of $4,828 million.

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

(156)

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

Financing receivables transferred to securitization entities that remained outstanding and our retained interests in those financing receivables at December 31, 2009 and 2008 follows.

			Commercial		Credit card		Other		Total
December 31 (In millions)	Equipment	(a)(b)(c)	real estate	(b)	receivables	(c)	assets	(b)	assets

2009
Asset amount outstanding	$10,414		$7,381		$25,573		$3,528		$46,896
Included within the amount above
are retained interests of:
Financing receivables(d)	496		–		2,471		–		2,967
Investment securities	1,081		263		7,156		292		8,792

2008
Asset amount outstanding	$13,298		$7,970		$26,046		$5,250		$52,564
Included within the amount above
are retained interests of:
Financing receivables(d)	339		–		3,802		–		4,141
Investment securities	747		222		4,806		532		6,307

(a)	Included inventory floorplan receivables.

(b)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who purchased debt in the QSPEs. We have not entered into additional arrangements since that date. At December 31, 2009 and 2008, liquidity support totaled $2,084 million and $2,143 million, respectively. Credit support totaled $2,088 million and $2,164 million at December 31, 2009 and 2008, respectively.

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

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction. Further information about how fair value is determined is presented in Note 21. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for in a similar manner to our on-book financing receivables.

(157)

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at December 31, 2009 and 2008 follow.

		Commercial	Credit card	Other
(Dollars in millions)	Equipment	real estate	receivables	assets

2009
Discount rate(a)	8.9%	17.0%	9.1%	5.4%
Effect of
10% adverse change	$(13)	$(12)	$(58)	$(1)
20% adverse change	(25)	(23)	(115)	(2)

Prepayment rate(a)(b)	23.8%	11.6%	9.9%	54.0%
Effect of
10% adverse change	$(5)	$(3)	$(54)	$-
20% adverse change	(9)	(6)	(101)	(1)

Estimate of credit losses(a)	0.9%	3.3%	15.0%	0.1%
Effect of
10% adverse change	$(7)	$(6)	$(207)	$–
20% adverse change	(14)	(11)	(413)	–

Remaining weighted average
asset lives (in months)	9	51	9	39
Net credit losses for the year	$153	$113	$1,914	$13
Delinquencies	132	212	1,663	61

2008
Discount rate(a)	17.6%	25.8%	15.1%	13.4%
Effect of
10% adverse change	$(15)	$(14)	$(53)	$(1)
20% adverse change	(30)	(26)	(105)	(3)

Prepayment rate(a)(b)	19.5%	11.3%	9.6%	52.0%
Effect of
10% adverse change	$(2)	$(3)	$(60)	$-
20% adverse change	(5)	(7)	(118)	(1)

Estimate of credit losses(a)	0.7%	1.3%	16.2%	-%
Effect of
10% adverse change	$(5)	$(2)	$(223)	$-
20% adverse change	(10)	(4)	(440)	-

Remaining weighted average
asset lives (in months)	14	55	10	4
Net credit losses for the year	$89	$28	$1,512	$5
Delinquencies	123	260	1,833	80

(a)	Based on weighted averages.

(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(158)

Activity related to retained interests classified as investment securities in our consolidated financial statements follows.

(In millions)	2009	2008	2007

Cash flows on transfers
Proceeds from new transfers	$10,013	$6,655	$22,767
Proceeds from collections reinvested in revolving
period transfers	61,364	70,144	61,625
Cash flows on retained interests recorded as
investment securities	7,027	5,935	4,265

Effect on GECS revenues from services
Net gain on sale	$1,589	$1,133	$1,805
Change in fair value of retained interests recorded in earnings	291	(113)	(102)
Other-than-temporary impairments	(133)	(330)	(114)

Derivative Activities

In connection with some securitization transactions, the QSPEs use derivatives to manage interest rate risk between the assets they own and liabilities they issue. In such instances, at the inception of the transaction, the QSPE will enter into a derivative that generally requires the payment of a fixed rate of interest to a counterparty in exchange for a floating rate of interest in order to eliminate interest rate, and in certain instances, payment speed volatility. In some cases, a GE entity is the counterparty to a QSPE's derivative; the fair value of such derivatives was a net asset of $454 million and $752 million at December 31, 2009 and 2008, respectively. In such cases, a second derivative is executed with a third party to minimize or eliminate the exposure created by the first derivative.

Servicing Activities

As part of a securitization transaction, we may provide servicing in exchange for a market-based fee that is determined on principal balances. Where the fee does not represent market-based compensation for these services, a servicing asset or liability is recorded, as appropriate. The fair value of the servicing asset or liability is subject to credit, prepayment and interest rate risk. Servicing assets and liabilities are amortized to earnings in proportion to and over the period of servicing activity. The amount of our servicing assets and liabilities was insignificant at December 31, 2009 and 2008. We received servicing fees from QSPEs of $608 million, $641 million and $566 million in 2009, 2008 and 2007, respectively.

When we provide servicing we are contractually permitted to commingle cash collected from customers on financing receivables sold to investors with our own cash prior to payment to a QSPE provided our credit rating does not fall below levels specified in each of our securitization agreements. Based on our current credit rating we do not anticipate any restriction to commingling cash under these arrangements. At December 31, 2009 and 2008, accounts payable included $5,007 million and $4,446 million, respectively, representing obligations to QSPEs for collections received in our capacity as servicer from obligors of the QSPEs.

Included in other GECS receivables at December 31, 2009 and 2008, were $3,526 million and $2,346 million, respectively, relating to amounts owed by QSPEs to GE, principally for the purchase of financial assets.

NOTE 24. COMMITMENTS AND GUARANTEES

Commitments

In our Aviation business of Technology Infrastructure, we had committed to provide financial assistance on $1,151 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2009 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of Capital Finance had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $12,603 million and secondary orders with airlines for used aircraft of approximately $2,165 million at December 31, 2009.

(159)

At December 31, 2009, NBC Universal had commitments to acquire film and television programming, including U.S. television rights to future Olympic Games and National Football League games, contractual commitments under various creative talent arrangements and various other arrangements of $8,860 million, substantially all of which requires payments through 2015.

Product Warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2009	2008	2007

Balance at January 1	$1,675	$1,541	$1,339
Current-year provisions	780	1,038	827
Expenditures(a)	(794)	(917)	(763)
Other changes	(20)	13	138
Balance at December 31	$1,641	$1,675	$1,541

(a)	Primarily related to Technology Infrastructure and Energy Infrastructure.

Guarantees

At December 31, 2009, we were committed under the following guarantee arrangements beyond those provided on behalf of QSPEs and VIEs. See Note 23.

•
Credit Support. We have provided $7,597 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $43 million for December 31, 2009.

•
Indemnification Agreements. These are agreements that require us to fund up to $353 million under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset at December 31, 2009. The liability for these indemnification agreements was $15 million at December 31, 2009. We had $1,532 million of other indemnification commitments arising primarily from sales of businesses or assets.

(160)

•
Contingent Consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2009, we had total maximum exposure, excluding GE Money Japan, for future estimated payments of $58 million, of which none was earned and payable.

In connection with the sale of GE Money Japan, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless total claims as calculated under the terms of the agreement exceed approximately $3,000 million. During the second quarter of 2009, we accrued $132 million, which represents the amount by which we expect claims to exceed those levels and is based on our historical and recent claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. Uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. We will continue to review our estimated exposure quarterly, and make adjustments when required.

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

At December 31, 2009 and 2008, the likelihood that we will be called upon to perform on these guarantees is remote.

NOTE 25. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. In 2009, GECS had non-cash transactions related to foreclosed properties and repossessed assets totaling $1,364 million. In 2008, GE received $300 million (12.7 million shares) worth of its shares in connection with the disposition of NBC Universal’s 57% interest in the Sundance Channel. There were no significant non-cash transactions in 2007.

(161)

Certain supplemental information related to GE and GECS cash flows is shown below.

December 31 (In millions)	2009	2008	2007

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(85)	$(3,222)	$(13,896)
Other purchases	(129)	(286)	(1,017)
Dispositions	837	2,259	2,594
	$623	$(1,249)	$(12,319)
GECS
All other operating activities
Net change in other assets	$(330)	$(1,461)	$(1,507)
Amortization of intangible assets	922	994	879
Realized losses (gains) on investment securities	473	1,260	(885)
Cash collateral on derivative contracts	(6,858)	7,769	–
Change in other liabilities	(5,078)	(3,255)	3,378
Other	217	3,201	(2,404)
	$(10,654)	$8,508	$(539)
Net decrease (increase) in GECS financing receivables
Increase in loans to customers	$(279,211)	$(411,913)	$(408,611)
Principal collections from customers – loans	285,175	363,455	322,074
Investment in equipment for financing leases	(9,509)	(21,671)	(26,489)
Principal collections from customers – financing leases	17,450	20,159	20,868
Net change in credit card receivables	(28,508)	(34,498)	(38,405)
Sales of financing receivables	58,555	67,093	86,399
	$43,952	$(17,375)	$(44,164)
All other investing activities
Purchases of securities by insurance activities	$(3,106)	$(4,190)	$(13,279)
Dispositions and maturities of securities by
insurance activities	3,962	4,690	15,602
Other assets – investments	(288)	(205)	(10,218)
Change in other receivables	791	3,331	(2,456)
Other	(3,045)	2,353	1,621
	$(1,686)	$5,979	$(8,730)
Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$5,801	$34,445	$1,226
Long-term (longer than one year)	75,337	81,559	90,428
Proceeds – nonrecourse, leveraged lease	48	113	24
	$81,186	$116,117	$91,678
Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(77,444)	$(66,015)	$(43,937)
Long-term (longer than one year)	(5,379)	(462)	(4,530)
Principal payments – nonrecourse, leveraged lease	(680)	(637)	(1,109)
	$(83,503)	$(67,114)	$(49,576)
All other financing activities
Proceeds from sales of investment contracts	$7,840	$11,433	$12,641
Redemption of investment contracts	(10,713)	(13,304)	(13,862)
Other	182	9	17
	$(2,691)	$(1,862)	$(1,204)

(162)

NOTE 26. INTERCOMPANY TRANSACTIONS

Effects of transactions between related companies are eliminated and consist primarily of GECS dividends to GE or capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECS columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in GE customer receivables sold to GECS of $(39) million, $90 million and $(255) million have been eliminated from consolidated cash from operating and investing activities at December 31, 2009, 2008 and 2007, respectively. Capital contributions from GE to GECS of $9,500 million and $5,500 million have been eliminated from consolidated cash from investing and financing activities at December 31, 2009 and 2008, respectively. There were no such capital contributions at December 31, 2007. GECS dividends to GE of $2,351 million and $7,291 million have been eliminated from consolidated cash from operating and financing activities at December 31, 2008 and 2007, respectively. There were no such dividends at December 31, 2009. Eliminations of intercompany borrowings (includes GE investment in GECS short-term borrowings, such as commercial paper) of $715 million, $(471) million and $2,049 million have been eliminated from financing activities at December 31, 2009, 2008 and 2007, respectively. Other reclassifications and eliminations of $623 million, $(188) million, and $(828) million have been eliminated from consolidated cash from operating activities and $(699) million, $(320) million and $1,202 million have been eliminated from consolidated cash from investing activities at December 31, 2009, 2008 and 2007, respectively.

As identified in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, in the GE and GECS columns of our Statement of Cash Flows for the year ended December 31, 2008, we properly reported a $5,500 million capital contribution from GE to GECS as an investing use of cash by GE (included in the caption “All other investing activities”) and a financing source of cash to GECS (included in the caption “All other financing activities”). In our 2008 Form 10-K, this intercompany transaction was not eliminated in deriving our consolidated cash flows. As a result, our consolidated cash used for investing activities and our consolidated cash from financing activities were both overstated by the amount of the capital contribution. This item had no effect on our consolidated cash from operating activities or total consolidated cash flows, nor did it affect our financial position or results of operations. We have corrected this immaterial item in our current report on Form 10-K.

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

Effects of transactions between related companies are eliminated and consist primarily of GECS dividends to GE or capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

(163)

Effective January 1, 2010, we reorganized our segments to better align our Consumer & Industrial and Energy businesses for growth. As a result of this reorganization, we created a new segment called Home & Business Solutions that includes the Appliances and Lighting businesses from our previous Consumer & Industrial segment and the retained portion of the GE Fanuc Intelligent Platforms business of our previous Enterprise Solutions business (formerly within our Technology Infrastructure segment). In addition, the Industrial business of our previous Consumer & Industrial segment and the Sensing & Inspection Technologies and Digital Energy businesses of Enterprise Solutions are now part of the Energy business within the Energy Infrastructure segment. The Security business of Enterprise Solutions will be reported in Corporate Items and Eliminations pending its expected sale. Also, effective January 1, 2010, the Capital Finance segment was renamed GE Capital and includes all of the continuing operations of General Electric Capital Corporation. In addition, the Transportation Financial Services business, previously reported in GECAS, will be included in CLL and our Consumer business in Italy, previously reported in Consumer, will be included in CLL.

Results for 2009 and prior periods are reported on the basis under which we managed our business in 2009 and do not reflect the January 2010 reorganization described above.

A description of our operating segments as of December 31, 2009, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

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

The Oil & Gas business sells surface and subsea drilling and production systems including blowout preventors, equipment for floating production platforms, compressors, turbines, turboexpanders and high pressure reactors to national, international and independent oil and gas companies. Services include equipment overhauls and upgrades, pipeline inspection and integrity services, remote monitoring and diagnostic, and contractual service agreements.

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

(164)

Enterprise Solutions offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current. Enterprise Solutions also offers security and life safety technologies, including intrusion and access control, video surveillance and sensor monitoring equipment, fire detection and real estate and property control. In addition, it provides protection and control, communications, power sensing and power quality products and services that increase the reliability of electrical power networks and critical equipment and offering wireless data transmission. Plant automation, hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Enterprise Solutions. Markets are extremely diverse. Products and services are sold to residential, commercial and industrial end-users, including utilities, original equipment manufacturers, electrical distributors, retail outlets, airports, railways, and transit authorities. Increasingly, products and services are developed for and sold in global markets.

NBC Universal

Principal businesses are the broadcast of U.S. network television, production and distribution of films and television programs, operation of television stations, operation of cable/satellite television networks around the world, operation of theme parks, and investment and programming activities in digital media and the Internet.

Capital Finance

CLL products include loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries.

Consumer offers a range of financial products including private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposits and other savings products; and small and medium enterprise lending on a global basis.

Real Estate offers a comprehensive range of capital and investment solutions and finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, hotels, parking facilities and industrial properties.

Energy Financial Services offers financial products to the global energy and water industries including structured equity, debt, leasing, partnership financing, product finance, and broad-based commercial finance.

GECAS provides financial products to airlines, aircraft operators, owners, lenders and investors, including leases, and secured loans on commercial passenger aircraft, freighters and regional jets; engine leasing and financing services; aircraft parts solutions; and airport equity and debt financing.

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

(165)

Revenues
	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007

Energy Infrastructure	$37,134	$38,571	$30,698	$141	$664	$351	$36,993	$37,907	$30,347
Technology
Infrastructure	42,474	46,316	42,801	176	273	113	42,298	46,043	42,688
NBC Universal	15,436	16,969	15,416	71	89	35	15,365	16,880	15,381
Capital Finance	50,622	67,008	66,301	1,021	1,333	1,128	49,601	65,675	65,173
Consumer & Industrial	9,703	11,737	12,663	178	196	143	9,525	11,541	12,520
Corporate items
and eliminations	1,414	1,914	4,609	(1,587)	(2,555)	(1,770)	3,001	4,469	6,379
Total	$156,783	$182,515	$172,488	$–	$–	$–	$156,783	$182,515	$172,488

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.

(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $72,499 million, $85,301 million and $86,247 million in 2009, 2008 and 2007, respectively. Revenues from customers located outside the United States were $84,284 million, $97,214 million and $86,241 million in 2009, 2008 and 2007, respectively.

				Property, plant and
	Assets(a)(b)			equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007

Energy Infrastructure	$33,777	$33,836	$31,466	$945	$1,226	$1,054	$875	$838	$774
Technology
Infrastructure	56,392	58,967	57,670	880	1,395	1,954	1,677	1,520	1,569
NBC Universal	32,282	33,781	33,089	282	131	306	345	354	357
Capital Finance	537,060	572,903	583,965	6,426	15,313	17,832	9,181	10,238	8,864
Consumer & Industrial	4,965	5,065	5,351	232	284	363	393	397	434
Corporate items
and eliminations	117,342	93,217	84,142	(97)	281	247	237	221	310
Total	$781,818	$797,769	$795,683	$8,668	$18,630	$21,756	$12,708	$13,568	$12,308

(a)	Assets of discontinued operations are included in Corporate items and eliminations for all periods presented.

(b)
Total assets of the Energy Infrastructure, Technology Infrastructure, Capital Finance and Consumer & Industrial operating segments at December 31, 2009, include investment in and advances to associated companies of $622 million, $638 million, $25,374 million and $402 million, respectively. Investments in and advances to associated companies contributed approximately $1 million, $263 million, $443 million, $1,059 million and $(40) million to segment pre-tax income of Energy Infrastructure, Technology Infrastructure, NBC Universal, Capital Finance and Consumer & Industrial operating segments, respectively, for the year ended December 31, 2009. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $149,889 million, primarily financing receivables of $82,956 million; total liabilities of $126,005 million, primarily bank deposits of $69,573 million; revenues totaling $28,135 million; and net earnings totaling $4,539 million.

(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

(166)

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2009	2008	2007	2009	2008	2007

Capital Finance	$17,874	$25,094	$22,611	$(3,317)	$(1,914)	$1,225
Corporate items and eliminations(a)	895	1,115	1,151	2,227	2,966	2,930
Total	$18,769	$26,209	$23,762	$(1,090)	$1,052	$4,155

(a)
Included amounts for Energy Infrastructure, Technology Infrastructure, NBC Universal and Consumer & Industrial for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $19,798 million, $27,667 million and $27,188 million at year-end 2009, 2008 and 2007, respectively. Property, plant and equipment – net associated with operations based outside the United States were $49,414 million, $50,863 million and $50,700 million at year-end 2009, 2008 and 2007, respectively.

NOTE 28. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2009	2008	2009	2008	2009	2008	2009	2008

Consolidated operations
Earnings from continuing operations	$2,935	$4,513	$2,895	$5,578	$2,459	$4,633	$3,145	$4,006
Earnings (loss) from discontinued
operations	(21)	(47)	(194)	(322)	40	(165)	(18)	(145)
Net earnings	2,914	4,466	2,701	5,256	2,499	4,468	3,127	3,861
Less net earnings attributable to
noncontrolling interests	85	162	12	184	5	156	114	139
Net earnings attributable to
the Company	2,829	4,304	2,689	5,072	2,494	4,312	3,013	3,722
Preferred stock dividends declared	(75)	–	(75)	–	(75)	–	(75)	(75)
Net earnings attributable to GE
common shareowners	$2,754	$4,304	$2,614	$5,072	$2,419	$4,312	$2,938	$3,647
Per-share amounts – earnings from
continuing operations
Diluted earnings per share	$0.26	$0.43	$0.26	$0.54	$0.22	$0.45	$0.28	$0.36
Basic earnings per share	0.26	0.44	0.26	0.54	0.22	0.45	0.28	0.36
Per-share amounts – earnings (loss)
from discontinued operations
Diluted earnings per share	–	–	(0.02)	(0.03)	–	(0.02)	–	(0.01)
Basic earnings per share	–	–	(0.02)	(0.03)	–	(0.02)	–	(0.01)
Per-share amounts – net earnings
Diluted earnings per share	0.26	0.43	0.25	0.51	0.23	0.43	0.28	0.35
Basic earnings per share	0.26	0.43	0.25	0.51	0.23	0.43	0.28	0.35

Selected data
GE
Sales of goods and services	$24,022	$24,186	$26,012	$27,846	$25,125	$28,868	$28,298	$31,114
Gross profit from sales	6,013	6,280	7,232	7,302	6,562	6,930	7,886	8,229
GECS
Total revenues	14,457	18,038	13,457	19,032	12,746	18,431	13,503	15,786
Earnings from continuing operations
attributable to the Company	979	2,456	367	2,774	133	2,010	111	534
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

(167)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2009, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 1, 2010)

			Date assumed
			Executive
Name	Position	Age	Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	53	January 1997
Kathryn A. Cassidy	Senior Vice President and GE Treasurer	55	March 2003
Pamela Daley	Senior Vice President, Corporate Business Development	57	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	62	February 2004
John Krenicki, Jr.	Vice Chairman of General Electric Company; President &
	CEO, GE Energy Infrastructure	47	July 2008
John F. Lynch	Senior Vice President, Human Resources	57	January 2007
Jamie S. Miller	Vice President, Controller and Chief Accounting Officer	41	April 2008
Michael A. Neal	Vice Chairman of General Electric Company;
	Chairman, GE Capital Services, Inc.	56	September 2002
John G. Rice	Vice Chairman of General Electric Company; President &
	CEO, GE Technology Infrastructure	53	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company and
	Chief Financial Officer	51	January 1999

(168)

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance” and “Board of Directors and Committees” in our definitive proxy statement for our 2010 Annual Meeting of Shareowners to be held April 28, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the 2010 Proxy Statement).

Item 11. Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2009 Summary Compensation Table,” “2009 Grants of Plan-Based Awards,” “2009 Outstanding Equity Awards at Fiscal Year-End,” “2009 Option Exercises and Stock Vested,” “2009 Pension Benefits,” “2009 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “2009 Non-management Directors’ Compensation” in the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2010 Proxy Statement.
The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2010 Proxy Statement.

(169)

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this report:

Statement of Earnings for the years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2009, 2008 and 2007
Statement of Financial Position at December 31, 2009 and 2008
Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Management’s Annual Report on Internal Control Over Financial Reporting
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

(a)3. Exhibit Index

2(a)	Master Agreement dated as of December 3, 2009 by and among General Electric Company, NBC Universal, Inc., Comcast Corporation and Navy, LLC.*

2(b)	Form of Amended and Restated Limited Liability Company Agreement of Navy, LLC.*

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

4(a)
Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No.1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

(170)

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

4(f)
Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File number 333-156929 (Commission file number 001-06461)).

4(g)
Fifth Supplemental Indenture dated as of December 2, 2008, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Registration Statement on Form S-3, File number 333-156929 (Commission file number 001-06461)).

4(h)
Sixth Supplemental Indenture dated as of April 2, 2009, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Annual Report on Form 10-K (Commission file number 001-06461) for the fiscal year ended December 31, 2009.

4(i)
Senior Note Indenture dated as of January 1, 2003, between General Electric and The Bank of New York, as trustee for the senior debt securities (Incorporated by reference to Exhibit 4(a) to General Electric’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 001-00035)).

4(j)
Form of GECC Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(k)
Form of GECC Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(s) to the GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(l)	Form of LIBOR Floating Rate Note (Incorporated by reference to Exhibit 4 of General Electric’s Current Report on Form 8-K dated October 29, 2003 (Commission file number 001-00035)).

4(m)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and The Bank of New York, as fiscal and paying agent, dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(q) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(n)
Indenture dated December 1, 2005, between General Electric and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

4(o)	Form of 5.250% Note due 2017 (Incorporated by referenced to Exhibit 4(b) of General Electric’s Current Report on Form 8-K filed on December 5, 2007 (Commission file number 001-00035)).

4(p)
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

4(q)	Form of Warrants issued on October 16, 2008 (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

(171)

4(r)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(10)	Except for 10(t), 10(u) and 10(v) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(g)
General Electric Supplementary Pension Plan, as amended effective January 1, 2009 (Incorporated by reference to Exhibit 10(g) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(h)
General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of January 1, 2009 (Incorporated by reference to Exhibit 10(h) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(i)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(j)
GE Retirement for the Good of the Company Program, as amended effective January 1, 2009 (Incorporated by reference to Exhibit 10(j) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008.

(k)
GE Excess Benefits Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10(k) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(l)
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(l) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(172)

(m)
General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(n)
Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(n) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(o)
Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(o) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

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

(s)
First Restatement of the General Electric International Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to General Electric's Registration Statement on Form S-8, File No. 333-163106 (Commission file number 001-00035)).

(t) Stock Purchase Agreement dated as of December 3, 2009 between General Electric Company and Vivendi S.A.*

(u)
Commitment Letter dated as of December 3, 2009 among NBC Universal, Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC, Bank of America, N.A. and Citigroup Global Markets Inc.*

(v)
Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10(b) to General Electric Capital Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 001-06461)).

(11)	Statement re Computation of Per Share Earnings.**

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

(173)

	31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

	31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

	(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)
Eligible Entity Designation Agreement among the Federal Deposit Insurance Corporation, General Electric Capital Corporation and General Electric Company (Incorporated by reference to Exhibit 99(a) to General Electric's Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

99(b)
Securities Purchase Agreement, dated October 10, 2008, between General Electric Company and Berkshire Hathaway Inc. (Incorporated by reference to Exhibit 10(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

99(c)
Form of letter agreement between General Electric Company and each of Jeffrey R. Immelt and Keith S. Sherin (Incorporated by reference to Exhibit 10(b) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

99(d)
Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1992).

99(e)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to General Electric Capital Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 001-06461)).

(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2009, 2008 and 2007, (ii) Consolidated Statement of Changes in Shareowners' Equity for the years ended December 31, 2009, 2008 and 2007, (iii) Statement of Financial Position at December 31, 2009 and 2008, (iv) Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

*	Filed electronically herewith.
**
Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

***
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

(174)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 19th day of February 2010.

General Electric Company (Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin Vice Chairman and Chief Financial Officer (Principal Financial Officer)

(175)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 19, 2010
Keith S. Sherin Vice Chairman and Chief Financial Officer

	/s/ Jamie S. Miller	Principal Accounting Officer	February 19, 2010
Jamie S. Miller Vice President and Controller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	W. Geoffrey Beattie*	Director
	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact February 19, 2010

(176)