Form 10-Q
period 2010-06-30
GENERAL ELECTRIC CO
filed 2010-08-02
CIK 40545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10,691,220,000 shares of common stock with a par value of $0.06 per share outstanding at June 25, 2010.

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions, except share amounts)	2010	2009	2010	2009	2010	2009
Revenues
Sales of goods	$14,905	$15,906	$14,736	$15,701	$168	$205
Sales of services	9,599	10,172	9,667	10,311	—	—
Other income	278	34	304	80	—	—
GECS earnings from continuing operations	—	—	822	367	—	—
GECS revenues from services	12,662	12,996	—	—	12,980	13,252

Total revenues	37,444	39,108	25,529	26,459	13,148	13,457

Costs and expenses
Cost of goods sold	11,129	12,450	10,975	12,287	154	164
Cost of services sold	6,067	6,354	6,134	6,493	—	—
Interest and other financial charges	4,171	4,653	430	348	3,870	4,468
Investment contracts, insurance losses and insurance annuity benefits	722	779	—	—	770	823
Provision for losses on financing receivables	2,009	2,817	—	—	2,009	2,817
Other costs and expenses	9,059	8,933	3,589	3,556	5,637	5,471

Total costs and expenses	33,157	35,986	21,128	22,684	12,440	13,743

Earnings (loss) from continuing operations before income taxes	4,287	3,122	4,401	3,775	708	(286)
Benefit (provision) for income taxes	(885)	(227)	(986)	(897)	101	670

Earnings from continuing operations	3,402	2,895	3,415	2,878	809	384
Loss from discontinued operations, net of taxes	(188)	(194)	(188)	(194)	(188)	(193)

Net earnings	3,214	2,701	3,227	2,684	621	191
Less net earnings (loss) attributable to noncontrolling interests	105	12	118	(5)	(13)	17

Net earnings attributable to the Company	3,109	2,689	3,109	2,689	634	174
Preferred stock dividends declared	(75)	(75)	(75)	(75)	—	—

Net earnings attributable to GE common shareowners	$3,034	$2,614	$3,034	$2,614	$634	$174

Amounts attributable to the Company
Earnings from continuing operations	$3,297	$2,883	$3,297	$2,883	$822	$367
Loss from discontinued operations, net of taxes	(188)	(194)	(188)	(194)	(188)	(193)

Net earnings attributable to the Company	$3,109	$2,689	$3,109	$2,689	$634	$174

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.30	$0.26
Basic earnings per share	$0.30	$0.26

Net earnings
Diluted earnings per share	$0.28	$0.25
Basic earnings per share	$0.28	$0.25

Dividends declared per common share	$0.10	$0.10

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions, except share amounts)	2010	2009	2010	2009	2010	2009
Revenues
Sales of goods	$28,670	$29,978	$28,225	$29,514	$449	$478
Sales of services	19,507	20,227	19,687	20,520	—	—
Other income	628	462	680	559	—	—
GECS earnings from continuing operations	—	—	1,361	1,346	—	—
GECS revenues from services	25,244	26,879	—	—	25,870	27,436

Total revenues	74,049	77,546	49,953	51,939	26,319	27,914

Costs and expenses
Cost of goods sold	21,701	23,883	21,286	23,509	419	388
Cost of services sold	13,007	12,987	13,186	13,280	—	—
Interest and other financial charges	8,332	9,980	773	724	7,808	9,589
Investment contracts, insurance losses and insurance annuity benefits	1,469	1,525	—	—	1,557	1,596
Provision for losses on financing receivables	4,272	5,153	—	—	4,272	5,153
Other costs and expenses	18,154	18,270	7,126	6,920	11,370	11,600

Total costs and expenses	66,935	71,798	42,371	44,433	25,426	28,326

Earnings (loss) from continuing operations before income taxes	7,114	5,748	7,582	7,506	893	(412)
Benefit (provision) for income taxes	(1,316)	82	(1,774)	(1,739)	458	1,821

Earnings from continuing operations	5,798	5,830	5,808	5,767	1,351	1,409
Loss from discontinued operations,
net of taxes	(578)	(215)	(578)	(215)	(575)	(197)

Net earnings	5,220	5,615	5,230	5,552	776	1,212
Less net earnings (loss) attributable to
noncontrolling interests	166	97	176	34	(10)	63

Net earnings attributable to the Company	5,054	5,518	5,054	5,518	786	1,149
Preferred stock dividends declared	(150)	(150)	(150)	(150)	—	—

Net earnings attributable to GE common shareowners	$4,904	$5,368	$4,904	$5,368	$786	$1,149

Amounts attributable to the Company
Earnings from continuing operations	$5,632	$5,733	$5,632	$5,733	$1,361	$1,346
Loss from discontinued operations, net of taxes	(578)	(215)	(578)	(215)	(575)	(197)

Net earnings attributable to the Company	$5,054	$5,518	$5,054	$5,518	$786	$1,149

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.51	$0.53
Basic earnings per share	$0.51	$0.53

Net earnings
Diluted earnings per share	$0.45	$0.51
Basic earnings per share	$0.46	$0.51

Dividends declared per common share	$0.20	$0.41

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

General Electric Company and consolidated affiliates

Condensed Statement of Financial Position

	Consolidated		GE(a)		Financial Services (GECS)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In million, except share amounts)	2010	2009	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$73,848	$72,260	$12,861	$8,654	$61,547	$64,356
Investment securities	42,102	51,941	21	30	42,083	51,913
Current receivables	17,589	16,458	9,471	9,818	—	—
Inventories	11,366	11,987	11,295	11,916	71	71
Financing receivables – net	324,145	329,232	—	—	333,262	336,926
Other GECS receivables	8,577	14,177	—	—	13,093	18,752
Property, plant and equipment – net	65,358	69,212	11,668	12,495	53,690	56,717
Investment in GECS	—	—	67,267	70,833	—	—
Goodwill	63,094	65,574	35,951	36,613	27,143	28,961
Other intangible assets – net	10,946	11,929	8,153	8,450	2,793	3,479
All other assets	98,363	103,417	16,991	17,097	82,432	87,471
Assets of businesses held for sale	33,289	34,111	32,690	33,986	599	125
Assets of discontinued operations	1,253	1,520	50	50	1,203	1,470

Total assets(b)	$749,930	$781,818	$206,418	$209,942	$617,916	$650,241

Liabilities and equity
Short-term borrowings	$120,154	$130,252	$289	$504	$121,011	$131,137
Accounts payable, principally trade accounts	14,230	19,703	10,101	10,373	8,184	13,275
Progress collections and price adjustments accrued	10,868	12,192	11,514	12,957	—	—
Other GE current liabilities	14,313	14,527	14,313	14,527	—	—
Non-recourse borrowings of consolidated securitization entities	33,411	3,883	—	—	33,411	3,883
Bank deposits	37,471	38,923	—	—	37,471	38,923
Long-term borrowings	298,701	337,134	9,617	11,681	289,768	326,391
Investment contracts, insurance liabilities and insurance annuity benefits	30,529	31,641	—	—	31,015	32,009
All other liabilities	55,349	58,861	34,904	35,232	20,565	23,756
Deferred income taxes	2,434	2,173	(4,217)	(4,620)	6,651	6,793
Liabilities of businesses held for sale	10,364	6,092	10,103	6,037	261	55
Liabilities of discontinued operations	1,381	1,301	167	163	1,214	1,138

Total liabilities(b)	629,205	656,682	86,791	86,854	549,551	577,360

Preferred stock (30,000 shares outstanding at both June 30, 2010 and December 31, 2009)	—	—	—	—	—	—
Common stock (10,691,220,000 and 10,663,075,000 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	702	702	702	702	1	1
Accumulated other comprehensive income – net(c)
Investment securities	291	(435)	291	(435)	289	(436)
Currency translation adjustments	(3,319)	3,836	(3,319)	3,836	(2,636)	1,372
Cash flow hedges	(1,290)	(1,734)	(1,290)	(1,734)	(1,268)	(1,769)
Benefit plans	(16,008)	(16,932)	(16,008)	(16,932)	(369)	(434)
Other capital	37,357	37,729	37,357	37,729	27,583	27,591
Retained earnings	127,436	126,363	127,436	126,363	43,667	44,508
Less common stock held in treasury	(31,235)	(32,238)	(31,235)	(32,238)	—	—

Total GE shareowners’ equity	113,934	117,291	113,934	117,291	67,267	70,833
Noncontrolling interests(d)	6,791	7,845	5,693	5,797	1,098	2,048

Total equity	120,725	125,136	119,627	123,088	68,365	72,881

Total liabilities and equity	$749,930	$781,818	$206,418	$209,942	$617,916	$650,241

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.
(b)	Our consolidated assets at June 30, 2010 include total assets of $53,755 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $42,786 million and investment securities of $7,126 million. Our consolidated liabilities at June 30, 2010 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $32,696 million. See Note 16.
(c)	The sum of accumulated other comprehensive income—net was $(20,326) million and $(15,265) million at June 30, 2010 and December 31, 2009, respectively.
(d)	Included accumulated other comprehensive income—net attributable to noncontrolling interests of $(185) million and $(188) million at June 30, 2010 and December 31, 2009, respectively.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

General Electric Company and consolidated affiliates

Condensed Statement of Cash Flows

	Six months ended June 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions)	2010	2009	2010	2009	2010	2009
Cash flows – operating activities
Net earnings	$5,220	$5,615	$5,230	$5,552	$776	$1,212
Less net earnings attributable to noncontrolling interests	166	97	176	34	(10)	63

Net earnings attributable to the Company	5,054	5,518	5,054	5,518	786	1,149
Loss from discontinued operations	578	215	578	215	575	197
Adjustments to reconcile net earnings attributable to the Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	4,856	5,235	1,075	1,107	3,781	4,128
Earnings from continuing operations retained by GECS	—	—	(1,361)	(1,346)	—	—
Deferred income taxes	(1,615)	(1,150)	(422)	29	(1,193)	(1,179)
Decrease (increase) in GE current receivables	892	2,187	559	2,836	—	—
Decrease (increase) in inventories	522	210	559	246	—	4
Increase (decrease) in accounts payable	593	(984)	201	(651)	502	(1,278)
Increase (decrease) in GE progress collections	(1,452)	(675)	(1,486)	(651)	—	—
Provision for losses on GECS financing receivables	4,272	5,153	—	—	4,272	5,153
All other operating activities	2,919	(10,131)	1,557	(259)	1,564	(9,839)

Cash from (used for) operating activities – continuing operations	16,619	5,578	6,314	7,044	10,287	(1,665)
Cash from (used for) operating activities – discontinued operations	(92)	(44)	—	—	(92)	(44)

Cash from (used for) operating activities	16,527	5,534	6,314	7,044	10,195	(1,709)

Cash flows – investing activities
Additions to property, plant and equipment	(3,019)	(4,459)	(937)	(1,325)	(2,204)	(3,299)
Dispositions of property, plant and equipment	2,501	2,605	—	—	2,501	2,605
Net decrease (increase) in GECS financing receivables	16,669	25,944	—	—	17,312	25,450
Proceeds from principal business dispositions	2,678	9,032	1,683	186	825	8,846
Payments for principal businesses purchased	(19)	(5,973)	(19)	(336)	—	(5,637)
Capital contribution from GE to GECS	—	—	—	(9,500)	—	—
All other investing activities	8,898	5	(91)	(14)	8,963	1,027

Cash from (used for) investing activities – continuing operations	27,708	27,154	636	(10,989)	27,397	28,992
Cash from (used for) investing activities – discontinued operations	26	48	—	—	26	48

Cash from (used for) investing activities	27,734	27,202	636	(10,989)	27,423	29,040

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,357)	(22,964)	(1,063)	1,564	(537)	(25,512)
Net increase (decrease) in bank deposits	748	(6,450)	—	—	748	(6,450)
Newly issued debt (maturities longer than 90 days)	31,661	49,890	4,116	1,330	27,291	48,691
Repayments and other reductions (maturities longer than 90 days)	(68,140)	(40,681)	(3,218)	(1,559)	(64,922)	(39,122)
Net dispositions (purchases) of GE shares for treasury	178	484	178	484	—	—
Dividends paid to shareowners	(2,287)	(6,705)	(2,287)	(6,705)	—	—
Capital contribution from GE to GECS	—	—	—	—	—	9,500
All other financing activities	(1,637)	(2,143)	(162)	(293)	(1,475)	(1,850)

Cash from (used for) financing activities – continuing operations	(40,834)	(28,569)	(2,436)	(5,179)	(38,895)	(14,743)
Cash from (used for) financing activities – discontinued operations	—	—	—	—	—	—

Cash from (used for) financing activities	(40,834)	(28,569)	(2,436)	(5,179)	(38,895)	(14,743)

Effect of currency exchange rate changes on cash
and equivalents	(1,905)	(34)	(307)	19	(1,598)	(53)

Increase (decrease) in cash and equivalents	1,522	4,133	4,207	(9,105)	(2,875)	12,535
Cash and equivalents at beginning of year	72,444	48,367	8,654	12,090	64,540	37,666

Cash and equivalents at June 30	73,966	52,500	12,861	2,985	61,665	50,201
Less cash and equivalents of discontinued operations at June 30	118	184	—	—	118	184

Cash and equivalents of continuing operations at June 30	$73,848	$52,316	$12,861	$2,985	$61,547	$50,017

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns and are discussed in Note 17.

(6)

Summary of Operating Segments

General Electric Company and consolidated affiliates

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2010	2009	2010	2009

Revenues
Energy Infrastructure(a)	$9,540	$10,459	$18,195	$19,541
Technology Infrastructure(a)	9,061	9,637	17,720	19,160
NBC Universal	3,750	3,565	8,070	7,089
GE Capital(a)	12,297	12,736	24,628	26,511
Home & Business Solutions(a)	2,250	2,169	4,190	4,093

Total segment revenues	36,898	38,566	72,803	76,394
Corporate items and eliminations	546	542	1,246	1,152

Consolidated revenues	$37,444	$39,108	$74,049	$77,546

Segment profit(b)
Energy Infrastructure(a)	$1,910	$1,863	$3,391	$3,181
Technology Infrastructure(a)	1,554	1,743	2,957	3,445
NBC Universal	607	539	806	930
GE Capital(a)	830	431	1,437	1,460
Home & Business Solutions(a)	143	90	214	135

Total segment profit	5,044	4,666	8,805	9,151
Corporate items and eliminations	(331)	(538)	(626)	(955)
GE interest and other financial charges	(430)	(348)	(773)	(724)
GE provision for income taxes	(986)	(897)	(1,774)	(1,739)

Earnings from continuing operations attributable
to the Company	3,297	2,883	5,632	5,733
Loss from discontinued operations, net of taxes, attributable to the Company	(188)	(194)	(578)	(215)

Consolidated net earnings attributable to the Company	$3,109	$2,689	$5,054	$5,518

(a)	Effective January 1, 2010, we reorganized our segments. We have reclassified prior-period amounts to conform to the current-period presentation. See Note 1 for a description of the reorganization.
(b)	Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Technology Infrastructure, NBC Universal and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital.

See accompanying notes to condensed, consolidated financial statements.

(7)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements for the year ended December 31, 2009, included in our Form 8-K filed on May 6, 2010, which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in our 2009 consolidated financial statements, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

Effective January 1, 2010, we reorganized our segments to better align our Consumer & Industrial and Energy businesses for growth. As a result of this reorganization, we created a new segment called Home & Business Solutions that includes the Appliances and Lighting businesses from our previous Consumer & Industrial segment and the retained portion of the GE Fanuc Intelligent Platforms business of our previous Enterprise Solutions business (formerly within our Technology Infrastructure segment). In addition, the Industrial business of our previous Consumer & Industrial segment and the Sensing & Inspection Technologies and Digital Energy businesses of our previous Enterprise Solutions business are now part of the Energy business within the Energy Infrastructure segment. The Security business of Enterprise Solutions is reported in Corporate Items and Eliminations for periods prior to its sale in the first quarter of 2010. Also, effective January 1, 2010, the Capital Finance segment was renamed GE Capital and includes all of the continuing operations of General Electric Capital Corporation (GECC). In addition, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), is now included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, is now included in CLL. GE includes Energy Infrastructure, Technology Infrastructure, NBC Universal (NBCU) and Home & Business Solutions. GECS includes GE Capital.

Beginning in the first quarter of 2010, we have included a separate line on the statement of cash flows for the effect of currency exchange rate changes on cash and equivalents. We had previously included the effect of currency exchange rate changes on cash and equivalents in “All other operating activities” for GE and “All other investing activities” for GECS, as the effect was insignificant.

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

(8)

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $31,097 million and $33,042 million, respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1,945 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 16 for additional information.

The amended guidance on ASC 860 changed existing derecognition criteria in a manner that significantly narrows the types of transactions that will qualify as sales. The revised criteria apply to transfers of financial assets occurring after December 31, 2009.

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2009 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

NBC Universal

On December 3, 2009, we entered into an agreement with Comcast Corporation to transfer the assets of the NBCU business to a newly formed entity, which will consist of our NBCU businesses and Comcast Corporation's cable networks, regional sports networks, certain digital properties and certain unconsolidated investments. Pursuant to the transaction, we currently expect to receive $6,400 million in cash ($7.1 billion less certain adjustments based on various events between contract signing and closing) and will own a 49% interest in the newly formed entity. The transaction is subject to receipt of various regulatory approvals and is expected to close within the next six months.

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

Prior to the sale, NBCU will borrow approximately $9,100 million from third-party lenders and distribute the cash to us. We expect to realize approximately $7,900 million in cash after debt reduction, transaction fees and the buyout of the Vivendi interest in NBCU.

(9)

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

Subsequent to the close of the transaction, we will account for our 49% interest in the newly formed entity under the equity method.

On March 19, 2010, NBCU entered into a three-year credit agreement and a 364-day bridge loan agreement and on April 30, 2010, issued $4,000 million of senior, unsecured notes with maturities ranging from 2015 to 2040, in connection with the $9,100 million financing described above. If the transaction has not closed before June 10, 2011 or such earlier date as the master agreement governing the transaction is terminated, NBCU will redeem the senior, unsecured notes at a redemption price equal to 101% of the aggregate principal amount.

At June 30, 2010, NBCU assets and liabilities of $32,688 million and $10,103 million, respectively, were classified as held for sale. The major classes of assets are current receivables ($1,932 million), property, plant and equipment – net ($1,939 million), goodwill and other intangible assets – net ($22,212 million) and all other assets ($6,482 million), including film and television production costs of $4,379 million. The major classes of liabilities are accounts payable ($427 million), other GE current liabilities ($3,751 million), all other liabilities ($1,115 million) and long-term borrowings ($4,810 million).

At December 31, 2009, we classified the NBCU assets and liabilities of $32,150 million and $5,751 million, respectively, as held for sale. The major classes of assets are current receivables ($2,136 million), property, plant and equipment – net ($1,805 million), goodwill and other intangible assets – net ($21,574 million) and all other assets ($6,514 million), including film and television production costs of $4,507 million. The major classes of liabilities are accounts payable ($398 million), other GE current liabilities ($4,051 million) and all other liabilities ($1,300 million).

Other

On February 28, 2010, we completed the sale of our Security business for $1,787 million. Assets and liabilities of $1,780 million and $282 million, respectively, were classified as held for sale at December 31, 2009.

In June 2010, we committed to sell our GE Capital Consumer businesses in Indonesia and Argentina. Assets of $571 million and liabilities of $212 million were classified as held for sale at June 30, 2010.

(10)

Summarized financial information for businesses held for sale is shown below.

(In millions)	June 30, 2010	December 31, 2009

Assets
Cash and equivalents	$62	$—
Current receivables	1,932	2,188
Financing receivables – net	467	—
Property, plant and equipment – net	1,973	1,978
Goodwill	19,599	20,086
Other intangible assets – net	2,639	2,866
All other assets	6,484	6,621
Other	133	372

Assets of businesses held for sale	$33,289	$34,111

Liabilities
Accounts payable	$448	$451
Other GE current liabilities	3,755	4,139
All other liabilities	1,219	1,447
Long-term borrowings	4,810	2
Other	132	53

Liabilities of businesses held for sale	$10,364	$6,092

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

Summarized financial information for discontinued GECS operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Total revenues	$(2)	$(2)	$(3)	$(8)

Loss from discontinued operations, net of taxes
Loss from operations	$(3)	$(62)	$(9)	$(70)
Loss on disposal	(185)	(131)	(566)	(127)

Total loss from discontinued operations, net of taxes	$(188)	$(193)	$(575)	$(197)

Assets of GECS discontinued operations were $1,203 million and $1,470 million at June 30, 2010 and December 31, 2009, respectively, and primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business. Liabilities of GECS discontinued operations were $1,214 million and $1,138 million at June 30, 2010 and December 31, 2009, respectively. During the first six months of 2010, we recorded incremental reserves of $566 million related to interest refund claims on the 2008 sale of GE Money Japan. During the first quarter of 2010, we also reduced tax reserves by $325 million related to resolution of an uncertain tax position in Japan, but were required to record an offsetting valuation allowance on our deferred tax asset in Japan.

(11)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the sale, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the agreement, with all claims in excess of 258 billion Japanese Yen (approximately $2,900 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009.

We update our estimate of our share of expected losses quarterly. We recorded a reserve of $132 million in the second quarter of 2009 for our estimated share of incremental losses under the loss-sharing provisions of the agreement based on our experience at that time. In the last several months, our overall claims experience has developed unfavorably. While the number of new claims continues to decline from 2009, the pace of the decline has been slower than expected and claims severity has increased. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. During the first quarter of 2010, we accrued $380 million of incremental reserves for these claims. In the second quarter of 2010, we accrued an additional $186 million of reserves for these claims. As of June 30, 2010, our liability for reimbursement of claims in excess of the statutory interest rate was $697 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. We continue to monitor incoming claims activity relative to our expected claims levels. Our current expectations are that the pace of incoming claims continues to decelerate, average exposure per claim remains consistent with recent levels and we see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant impact on the total amount of our liability. For example, our current model assumes incoming claims continue to decline at a rate of 11% per month. June daily claims declined at a rate higher than assumed in our model. Holding all other assumptions constant, if claims were to decline at rates of 9%, 6% or 3% and we assume no impact from our loss mitigation efforts, our estimate of our liability would increase by approximately $100 million, $400 million and $1,200 million, respectively.

Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, may continue to have an adverse effect on claims development. We will continue to review our estimated exposure quarterly, and make adjustments if required.

GE Money Japan revenues from discontinued operations were an insignificant amount in both the second quarter of 2010 and 2009 and both the first six months of 2010 and 2009, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $188 million and $136 million in the second quarters of 2010 and 2009, respectively, and $571 million and $132 million in the first six months of 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC revenues from discontinued operations were $(2) million in both the second quarters of 2010 and 2009, and $(3) million and $(9) million in the first six months of 2010 and 2009, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $1 million and $(5) million in the second quarters of 2010 and 2009, respectively, and $(3) million and $(11) million in the first six months of 2010 and 2009, respectively.

(12)

GE Industrial

GE industrial loss from discontinued operations, net of taxes, were $1 million in the second quarter of 2009 and $3 million and $18 million in the first six months of 2010 and 2009, respectively. There were no GE industrial losses from discontinued operations in the second quarter of 2010. The sum of GE industrial loss from discontinued operations, net of taxes, and GECS loss from discontinued operations, net of taxes, are reported as GE industrial loss from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

Assets of GE industrial discontinued operations were $50 million at both June 30, 2010 and December 31, 2009. Liabilities of GE industrial discontinued operations were $167 million and $163 million at June 30, 2010, and December 31, 2009, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. None of our securities are classified as held to maturity.

	At
	June 30, 2010				December 31, 2009
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

GE
Debt – U.S. corporate	$4	$—	$—	$4	$12	$4	$(1)	$15
Equity – available-for-sale	17	—	—	17	14	1	—	15

	21	—	—	21	26	5	(1)	30

GECS
Debt
U.S. corporate	21,914	1,691	(442)	23,163	23,410	981	(756)	23,635
State and municipal	2,876	108	(207)	2,777	2,006	34	(246)	1,794
Residential mortgage- backed(a)	3,455	123	(492)	3,086	4,005	79	(766)	3,318
Commercial mortgage-backed	2,993	144	(260)	2,877	3,053	89	(440)	2,702
Asset-backed	2,908	86	(235)	2,759	2,994	48	(305)	2,737
Corporate – non-U.S.	2,301	99	(104)	2,296	1,831	59	(50)	1,840
Government – non-U.S.	2,585	78	(43)	2,620	2,902	63	(29)	2,936
U.S. government and federal agency	1,380	66	(26)	1,420	2,628	46	—	2,674
Retained interests(b)	58	9	(26)	41	8,479	392	(40)	8,831
Equity
Available-for-sale	540	123	(39)	624	489	242	(5)	726
Trading	420	—	—	420	720	—	—	720

	41,430	2,527	(1,874)	42,083	52,517	2,033	(2,637)	51,913

Eliminations	(2)	—	—	(2)	(2)	—	—	(2)

Total	$41,449	$2,527	$(1,874)	$42,102	$52,541	$2,038	$(2,638)	$51,941

(a)	Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at June 30, 2010, $2,039 million relates to securities issued by government sponsored entities and $1,047 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.
(b)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 16.

(13)

The fair value of investment securities decreased to $42,102 million at June 30, 2010, from $51,941 million at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions.

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

June 30, 2010
Debt
U.S. corporate	$1,373	$(43)	$3,216	$(399)
State and municipal	431	(23)	531	(184)
Residential mortgage-backed	692	(2)	1,356	(490)
Commercial mortgage-backed	366	(3)	1,327	(257)
Asset-backed	192	(22)	959	(213)
Corporate – non-U.S.	486	(32)	726	(72)
Government – non-U.S.	724	(3)	135	(40)
U.S. government and federal agency	250	(26)	—	—
Retained interests	—	—	14	(26)
Equity	209	(38)	6	(1)

Total	$4,723	$(192)	$8,270	$(1,682)

December 31, 2009
Debt
U.S. corporate	$3,146	$(88)	$4,881	$(669)
State and municipal	592	(129)	535	(117)
Residential mortgage-backed	118	(14)	1,678	(752)
Commercial mortgage-backed	167	(5)	1,293	(435)
Asset-backed	126	(11)	1,342	(294)
Corporate – non-U.S.	374	(18)	481	(32)
Government – non-U.S.	399	(4)	224	(25)
U.S. government and federal agency	—	—	—	—
Retained interests	208	(16)	27	(24)
Equity	92	(2)	10	(3)

Total	$5,222	$(287)	$10,471	$(2,351)

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $62 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the first six months of 2010 have not changed from those described in our 2009 consolidated financial statements. See Note 3 in our 2009 consolidated financial statements, for additional information regarding these methodologies and inputs.

(14)

During the second quarter of 2010, we recorded pre-tax, other-than-temporary impairments of $101 million, of which $56 million was recorded through earnings and $45 million was recorded in accumulated other comprehensive income (AOCI). At April 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $381 million. During the second quarter, we recognized first time impairments of $36 million and incremental charges on previously impaired securities of $17 million. These amounts included $7 million related to securities that were subsequently sold.

During the six months of 2010, we recorded pre-tax, other-than-temporary impairments of $259 million, of which $135 million was recorded through earnings and $124 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $340 million. During the first six months of 2010, we recognized first time impairments of $92 million and incremental charges on previously impaired securities of $35 million. These amounts included $39 million related to securities that were subsequently sold.

During the three months ended June 30, 2009, we recorded pre-tax, other-than-temporary impairments of $306 million, of which $205 million was recorded through earnings, and $101 million was recorded in AOCI. At April 1, 2009 cumulative impairments recognized in earnings associated with debt securities still held were $258 million. During the second quarter, we recognized first time impairments of $26 million and incremental charges on previously impaired securities of $150 million. There were no securities sold that had previously been impaired.

During the first six months ended June 30, 2009, we recognized impairments of $603 million. Of the $603 million, $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320, Investments – Debt and Equity Securities. Subsequent to April 1, 2009, first time and incremental credit impairments were $26 million and $150 million, respectively. There were no securities sold that had previously been impaired.

Contractual Maturities of GECS Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2010	$2,878	$2,907
2011-2014	6,221	6,420
2015-2019	4,202	4,245
2020 and later	17,755	18,704

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

GE
Gains	$—	$—	$—	$—
Losses, including impairments	—	(107)	—	(172)

Net	—	(107)	—	(172)

GECS
Gains	40	35	133	59
Losses, including impairments	(62)	(115)	(144)	(354)

Net	(22)	(80)	(11)	(295)

Total	$(22)	$(187)	$(11)	$(467)

(15)

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $3,641 million and $1,491 million in the second quarters of 2010 and 2009, respectively, and $7,588 million and $3,633 million in the first six months of 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries.

We recognized net pre-tax gains on trading securities of $4 million and $204 million in the second quarters of 2010 and 2009, respectively, and $19 million and $244 million in the first six months of 2010 and 2009, respectively.

4. INVENTORIES

Inventories consisted of the following.

	At
(In millions)	June 30, 2010	December 31, 2009

Raw materials and work in process	$6,894	$7,581
Finished goods	4,301	4,176
Unbilled shipments	664	759

	11,859	12,516
Less revaluation to LIFO	(493)	(529)

Total	$11,366	$11,987

5. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS financing receivables – net, consisted of the following.

	At
(In millions)	June 30, 2010	January 1, 2010(a)	December 31, 2009

Loans, net of deferred income	$294,016	$331,710	$290,586
Investment in financing leases, net of deferred income	48,339	55,209	54,445

	342,355	386,919	345,031
Less allowance for losses	(9,093)	(9,805)	(8,105)

Financing receivables – net(b)	$333,262	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Financing receivables at June 30, 2010 and December 31, 2009 included $1,621 million and $2,704 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

(16)

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

	At
(In millions)	June 30, 2010	January 1, 2010(a)	December 31, 2009

CLL(b)
Americas	$93,042	$99,666	$87,496
Europe	36,067	43,403	41,455
Asia	11,914	13,159	13,202
Other	2,727	2,836	2,836

	143,750	159,064	144,989

Consumer(b)
Non-U.S. residential mortgages	48,013	58,345	58,345
Non-U.S. installment and revolving credit	21,783	24,976	24,976
U.S. installment and revolving credit	42,946	47,171	23,190
Non-U.S. auto	10,012	13,344	13,344
Other	9,764	11,688	11,688

	132,518	155,524	131,543

Real Estate	44,006	48,673	44,841

Energy Financial Services	7,472	7,790	7,790

GECAS(b)	12,337	13,254	13,254

Other(c)	2,272	2,614	2,614

	342,355	386,919	345,031
Less allowance for losses	(9,093)	(9,805)	(8,105)

Total	$333,262	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.
(c)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

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

(17)

	At
(In millions)	June 30, 2010	January 1, 2010(a)		December 31, 2009

Loans requiring allowance for losses	$11,515	$9,541		$9,145
Loans expected to be fully recoverable	3,924	3,914		3,741

Total impaired loans	$15,439	$13,455		$12,886

Allowance for losses (specific reserves)	$3,033	$2,376		$2,331
Average investment during the period	14,182	(c	)	8,493
Interest income earned while impaired(b)	206	(c	)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Recognized principally on cash basis.
(c)	Not applicable.

Impaired loans increased by $1,984 million from January 1, 2010, to June 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $8,281 million impaired loans at Real Estate at June 30, 2010, $5,892 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR. Such loans are classified as impaired, and specific reserves are determined based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate, or collateral value as a practical expedient in accordance with the requirements of ASC 310-10-35. As of June 30, 2010, TDRs included in impaired loans were $5,942 million, primarily relating to Real Estate ($2,127 million), Consumer ($1,918 million) and CLL ($1,835 million). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($364 million).

(18)

GECS Allowance for Losses on Financing Receivables

(In millions)	Balance December 31, 2009	Adoption of ASU 2009- 16 & 17 (a)	Balance January 1, 2010	Provision charged to operations	Other(b)	Gross write-offs	Recoveries	Balance June 30, 2010

CLL(c)
Americas	$1,179	$66	$1,245	$630	$(10)	$(558)	$55	$1,362
Europe	575	—	575	137	(70)	(288)	28	382
Asia	244	(10)	234	108	(23)	(94)	9	234
Other	11	—	11	(1)	(2)	—	—	8

Consumer(c)
Non-U.S. residential mortgages	949	—	949	184	(105)	(187)	51	892
Non-U.S. installment and revolving credit	1,181	—	1,181	652	(114)	(987)	288	1,020
U.S. installment and revolving credit	1,698	1,602	3,300	1,604	(1)	(2,400)	251	2,754
Non-U.S. auto	308	—	308	71	(43)	(204)	102	234
Other	300	—	300	165	(34)	(217)	43	257

Real Estate	1,494	42	1,536	645	(11)	(374)	1	1,797

Energy Financial Services	28	—	28	24	1	—	—	53

GECAS(c)	104	—	104	35	—	(89)	—	50

Other	34	—	34	18	—	(3)	1	50

Total	$8,105	$1,700	$9,805	$4,272	$(412)	$(5,401)	$829	$9,093

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Other primarily included the effects of currency exchange.
(c)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(19)

(In millions)	Balance January 1, 2009	Provision charged to operations	Other(a)	Gross write-offs	Recoveries	Balance June 30, 2009

CLL(b)
Americas	$843	$736	$(33)	$(457)	$44	$1,133
Europe	311	323	—	(192)	36	478
Asia	163	120	(6)	(85)	7	199
Other	4	3	2	(1)	—	8

Consumer(b)
Non-U.S. residential mortgages	381	560	59	(231)	59	828
Non-U.S. installment and revolving credit	1,049	891	65	(1,092)	228	1,141
U.S. installment and revolving credit	1,700	1,729	(497)	(1,438)	81	1,575
Non-U.S. auto	203	242	26	(297)	90	264
Other	226	160	(16)	(163)	27	234

Real Estate	301	344	10	(85)	—	570

Energy Financial Services	58	32	2	—	—	92

GECAS(b)	58	1	(1)	—	—	58

Other	28	12	1	(14)	—	27

Total	$5,325	$5,153	$(388)	$(4,055)	$572	$6,607

(a)	Other primarily included the effects of securitization activity and currency exchange.
(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net, consisted of the following.

	At
(In millions)	June 30, 2010	December 31, 2009

Original cost	$108,976	$113,315
Less accumulated depreciation and amortization	(43,618)	(44,103)

Property, plant and equipment – net	$65,358	$69,212

(20)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
(In millions)	June 30, 2010	December 31, 2009

Goodwill	$63,094	$65,574

Other intangible assets
Intangible assets subject to amortization	$10,842	$11,824
Indefinite-lived intangible assets(a)	104	105

Total	$10,946	$11,929

(a)	Indefinite-lived intangible assets principally comprised trademarks and tradenames.

Changes in goodwill balances follow.

(In millions)	Balance January 1, 2010	Acquisitions	Dispositions, currency exchange and other	Balance June 30, 2010

Energy Infrastructure	$12,777	$—	$(340)	$12,437
Technology Infrastructure	22,648	13	(158)	22,503
GE Capital	28,961	—	(1,818)	27,143
Home & Business Solutions	1,188	—	(177)	1,011

Total	$65,574	$13	$(2,493)	$63,094

Goodwill balances decreased $2,480 million during the first six months of 2010, primarily as a result of the stronger U.S. dollar ($1,780 million) and the deconsolidation of Regency Energy Partners L.P. (Regency) at GE Capital ($557 million).

On May 26, 2010, we sold our general partnership interest in Regency, a midstream natural gas services provider, and retained a 21% limited partnership interest. This resulted in the deconsolidation of Regency and the remeasurement of our limited partnership interest to fair value. We recorded a pre-tax gain of $119 million, which is reported in GECS revenues from services.

(21)

Intangible Assets Subject to Amortization

	At
	June 30, 2010			December 31, 2009
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$5,826	$(1,523)	$4,303	$6,044	$(1,392)	$4,652
Patents, licenses and trademarks	5,301	(2,404)	2,897	5,198	(2,177)	3,021
Capitalized software	6,491	(4,201)	2,290	6,549	(4,127)	2,422
Lease valuations	1,643	(831)	812	1,754	(793)	961
Present value of future profits	889	(452)	437	921	(470)	451
All other	399	(296)	103	745	(428)	317

Total	$20,549	$(9,707)	$10,842	$21,211	$(9,387)	$11,824

Consolidated amortization related to intangible assets subject to amortization was $452 million and $553 million for the three months ended June 30, 2010 and 2009, respectively. Consolidated amortization related to intangible assets subject to amortization for the six months ended June 30, 2010 and 2009, was $858 million and $1,013 million, respectively.

(22)

8. GECS BORROWINGS AND BANK DEPOSITS

GECS borrowings are summarized in the following table.

	At
(In millions)	June 30, 2010	December 31, 2009

Short-term borrowings
Commercial paper
U.S.	$36,330	$37,775
Non-U.S.	9,647	9,525
Current portion of long-term borrowings(a)(b)(c)	63,000	69,883
GE Interest Plus notes(d)	8,354	7,541
Other(c)	3,680	6,413

GECS short-term borrowings	$121,011	$131,137

Long-term borrowings
Senior unsecured notes(a)(b)	$269,641	$305,306
Subordinated notes(e)	2,411	2,686
Subordinated debentures(f)	6,952	7,647
Other(c)(g)	10,764	10,752

GECS long-term borrowings	$289,768	$326,391

Non-recourse borrowings of consolidated securitization entities(h)	$33,411	$3,883

Bank deposits(i)	$37,471	$38,923

Total borrowings and bank deposits	$481,661	$500,334

(a)	GECC had issued and outstanding $58,045 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2010 and December 31, 2009, respectively. Of the above amounts $13,000 million and $5,841 million is included in current portion of long-term borrowings at June 30, 2010 and December 31, 2009, respectively.
(b)	Included in total long-term borrowings was $2,624 million and $3,138 million of obligations to holders of guaranteed investment contracts at June 30, 2010 and December 31, 2009, respectively. GECC could be required to repay up to approximately $2,500 million if its long-term credit rating were to fall below AA–/Aa3 or its short-term credit rating were to fall below A–1+/P–1.
(c)	Included $10,400 million and $10,604 million of secured funding at June 30, 2010 and December 31, 2009, respectively, of which $3,795 million and $5,667 million is non-recourse to GECS at June 30, 2010 and December 31, 2009, respectively.
(d)	Entirely variable denomination floating rate demand notes.
(e)	Included $417 million of subordinated notes guaranteed by GE at both June 30, 2010 and December 31, 2009.
(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.
(g)	Included $1,533 million and $1,649 million of covered bonds at June 30, 2010 and December 31, 2009, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $707 million.
(h)	Included at June 30, 2010 was $2,100 million of commercial paper, $11,674 million of current portion of long-term borrowings and $19,637 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 16.
(i)	Included $19,816 million and $21,252 million of deposits in non-U.S. banks at June 30, 2010 and December 31, 2009, respectively, and $10,882 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at June 30, 2010 and December 31, 2009, respectively.

(23)

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

	Principal Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Expected return on plan assets	$(1,084)	$(1,127)	$(2,170)	$(2,253)
Service cost for benefits earned	277	336	569	689
Interest cost on benefit obligation	667	665	1,342	1,334
Prior service cost amortization	59	80	119	161
Net actuarial loss amortization	329	83	662	173

Pension plans cost	$248	$37	$522	$104

	Other Pension Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Expected return on plan assets	$(124)	$(105)	$(254)	$(211)
Service cost for benefits earned	62	82	144	165
Interest cost on benefit obligation	120	109	244	221
Prior service cost amortization	4	3	8	5
Net actuarial loss amortization	52	27	111	56

Pension plans cost	$114	$116	$253	$236

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Expected return on plan assets	$(29)	$(32)	$(58)	$(64)
Service cost for benefits earned	54	85	112	159
Interest cost on benefit obligation	175	177	350	354
Prior service cost amortization	158	168	316	336
Net actuarial gain amortization	(6)	(27)	(12)	(54)

Retiree benefit plans cost	$352	$371	$708	$731

(24)

10. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	June 30, 2010	December 31, 2009

Unrecognized tax benefits	$6,862	$7,251
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,648	4,918
Accrued interest on unrecognized tax benefits	1,498	1,369
Accrued penalties on unrecognized tax benefits	99	99
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-2,100	0-1,800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,600	0-1,400

(a)	Some portion of such reduction may be reported as discontinued operations.

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

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return. The effect of GECS on the consolidated liability is generally settled in cash as GE tax payments are due. The effect of GECS on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when it otherwise would have reduced the liability of the group absent the tax on formation.

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

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Net earnings attributable to the Company	$3,109	$2,689	$5,054	$5,518
Investment securities – net	633	1,553	726	918
Currency translation adjustments – net	(4,743)	6,545	(7,155)	2,485
Cash flow hedges – net	42	688	444	1,405
Benefit plans – net	526	240	924	479

Total	$(433)	$11,715	$(7)	$10,805

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

Changes to noncontrolling interests during the second quarter of 2010 resulted from net earnings $105 million, dividends $(74) million, the effects of deconsolidating Regency $(979) million, AOCI $(48) million and other $31 million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first six months of 2010 resulted from net earnings $166 million, dividends $(259) million, the effects of deconsolidating Regency $(979) million, AOCI $(47) million and other $65 million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the second quarter of 2009 resulted from net earnings $12 million, dividends $(93) million, AOCI $29 million and other $(12) million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first six months of 2009 resulted from net earnings $97 million, dividends $(292) million, the effects of deconsolidating Penske Truck Leasing Co., L.P. (PTL) $(331) million, AOCI $(4) million and other $(24) million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

(26)

12. GECS REVENUES FROM SERVICES

GECS revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Interest on loans(a)	$5,604	$5,080	$11,330	$10,180
Equipment leased to others	2,769	2,927	5,530	6,412
Fees(a)	1,224	1,099	2,489	2,259
Investment income(a)(b)	518	993	1,086	1,658
Financing leases(a)	703	830	1,459	1,738
Premiums earned by insurance activities	490	500	979	1,010
Net securitization gains(a)	—	394	—	720
Real estate investments	354	371	631	718
Associated companies	460	309	1,057	474
Other items(c)(d)	858	749	1,309	2,267

Total	$12,980	$13,252	$25,870	$27,436

(a)	On January 1, 2010, we adopted ASU 2009-16 & 17 which required us to consolidate substantially all of our former QSPEs. As a result, 2010 GECS Revenues from services include interest and fee income from these entities, which were not presented on a consolidated basis in 2009. Also beginning in 2010, we no longer record gains for substantially all of our securitizations as they are recorded as on-book financings. See Note 16.
(b)	Included net other-than-temporary impairments on investment securities of $56 million and $97 million in the second quarters of 2010 and 2009, respectively, and $135 million and $329 million in the first six months of 2010 and 2009, respectively. See Note 3.
(c)	Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009.
(d)	Including a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC Credomatic GECF Inc. (BAC), following our acquisition of a controlling interest in the second quarter of 2009.

(27)

13. EARNINGS PER SHARE INFORMATION

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended June 30
	2010		2009
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)	$3,273	$3,273	$2,876	$2,876
Preferred stock dividends declared	(75)	(75)	(75)	(75)

Earnings from continuing operations attributable to common shareowners for per-share calculation	$3,198	$3,198	$2,801	$2,801
Loss from discontinued operations for per-share calculation	(188)	(188)	(194)	(194)
Net earnings attributable to GE common shareowners for per-share calculation	3,011	3,011	2,607	2,607

Average equivalent shares
Shares of GE common stock outstanding	10,685	10,685	10,609	10,609
Employee compensation-related shares, including stock options	17	—	—	—

Total average equivalent shares	10,702	10,685	10,609	10,609

Per-share amounts
Earnings from continuing operations	$0.30	$0.30	$0.26	$0.26
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)
Net earnings	0.28	0.28	0.25	0.25

(28)

	Six months ended June 30
	2010		2009
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)	$5,590	$5,589	$5,718	$5,717
Preferred stock dividends declared	(150)	(150)	(150)	(150)

Earnings from continuing operations attributable to common shareowners for per-share calculation	$5,440	$5,439	$5,568	$5,567
Loss from discontinued operations for per-share calculation	(578)	(578)	(215)	(215)
Net earnings attributable to GE common shareowners for per-share calculation	4,863	4,863	5,353	5,353

Average equivalent shares
Shares of GE common stock outstanding	10,678	10,678	10,585	10,585
Employee compensation-related shares, including stock options	16	—	—	—

Total average equivalent shares	10,694	10,678	10,585	10,585

Per-share amounts
Earnings from continuing operations	$0.51	$0.51	$0.53	$0.53
Loss from discontinued operations	(0.05)	(0.05)	(0.02)	(0.02)
Net earnings	0.45	0.46	0.51	0.51

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented and an insignificant amount related to accretion of redeemable securities for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2010 and 2009, there were approximately 309 million and 311 million, respectively, and 337 million and 342 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, loss from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

14. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 in our 2009 consolidated financial statements for information.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $27,329 million and $25,729 million at June 30, 2010 and December 31, 2009, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $6,168 million and $6,629 million at June 30, 2010 and December 31, 2009, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment-grade.

(29)

(In millions)	Level 1(a)	Level 2(a)	Level 3(b)	Netting adjustment(c)	Net balance

June 30, 2010
Assets
Investment securities
Debt
U.S. corporate	$185	$19,673	$3,309	$—	$23,167
State and municipal	—	2,539	238	—	2,777
Residential mortgage-backed	—	2,955	131	—	3,086
Commercial mortgage-backed	—	2,825	52	—	2,877
Asset-backed	—	874	1,885	—	2,759
Corporate – non-U.S.	137	1,074	1,085	—	2,296
Government – non-U.S.	934	1,543	143	—	2,620
U.S. government and federal agency	47	1,120	253	—	1,420
Retained interests(d)	—	—	41	—	41
Equity
Available-for-sale	471	151	17	—	639
Trading	420	—	—	—	420
Derivatives(e)	—	12,118	707	(4,839)	7,986
Other(f)	—	—	897	—	897

Total	$2,194	$44,872	$8,758	$(4,839)	$50,985

Liabilities
Derivatives	$—	$6,930	$491	$(4,848)	$2,573
Other(g)	—	759	—	—	759

Total	$—	$7,689	$491	$(4,848)	$3,332

December 31, 2009
Assets
Investment securities
Debt
U.S. corporate	$723	$19,669	$3,258	$—	$23,650
State and municipal	—	1,621	173	—	1,794
Residential mortgage-backed	—	3,195	123	—	3,318
Commercial mortgage-backed	—	2,647	55	—	2,702
Asset-backed	—	860	1,877	—	2,737
Corporate – non-U.S.	159	692	989	—	1,840
Government – non-U.S.	1,277	1,483	176	—	2,936
U.S. government and federal agency	85	2,307	282	—	2,674
Retained interests	—	—	8,831	—	8,831
Equity
Available-for-sale	536	184	19	—	739
Trading	720	—	—	—	720
Derivatives(e)	—	11,056	804	(3,851)	8,009
Other(f)	—	—	1,006	—	1,006

Total	$3,500	$43,714	$17,593	$(3,851)	$60,956

Liabilities
Derivatives	$—	$7,295	$222	$(3,860)	$3,657
Other(g)	—	798	—	—	798

Total	$—	$8,093	$222	$(3,860)	$4,455

(a)	Transfers between Level 1 and 2 were insignificant.
(b)	Level 3 investment securities valued using non-binding broker quotes totaled $748 million and $1,055 million at June 30, 2010 and December 31, 2009, respectively, and were classified as available-for-sale securities.
(c)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.
(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.
(e)	The fair value of derivatives included an adjustment for non-performance risk. At both June 30, 2010 and December 31, 2009, the cumulative adjustment was a gain $9 million. See Note 15 for additional information on the composition of our derivative portfolio.
(f)	Included private equity investments and loans designated under the fair value option.
(g)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(30)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2010

(In millions)	April 1, 2010	Net realized/ unrealized gains(losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2010	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2010 (c)

Investment securities
Debt
U.S. corporate	$2,997	$16	$31	$271	$(6)	$3,309	$—
State and municipal	243	—	(5)	—	—	238	—
Residential mortgage-backed	133	—	(7)	(1)	6	131	—
Commercial mortgage-backed	116	—	(5)	(62)	3	52	—
Asset-backed	1,862	12	4	78	(71)	1,885	—
Corporate – non-U.S.	1,203	2	(57)	(26)	(37)	1,085	(7)
Government – non-U.S.	148	—	(21)	16	—	143	—
U.S. government and federal agency	269	—	(15)	(1)	—	253	—
Retained interests	43	(1)	1	(2)	—	41	—
Equity
Available-for-sale	19	—	(1)	—	(1)	17	1
Trading	—	—	—	—	—	—	—
Derivatives(d)	200	55	5	6	—	266	61
Other	896	(10)	(45)	28	28	897	(10)

Total	$8,129	$74	$(115)	$307	$(78)	$8,317	$45

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $50 million not reflected in the fair value hierarchy table.

(31)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2009

(In millions)	April 1, 2009	Net realized/ unrealized gains(losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2009	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2009(c)

Investment securities
Debt
U.S. corporate	$2,744	$(66)	$199	$24	$24	$2,925	$2
State and municipal	90	(1)	44	(1)	25	157	—
Residential mortgage-backed	106	—	—	—	(44)	62	—
Commercial mortgage-backed	58	—	—	—	(8)	50	—
Asset-backed	1,580	2	124	122	(14)	1,814	—
Corporate – non-U.S.	595	(4)	96	(36)	(12)	639	—
Government – non-U.S.	128	—	15	3	(3)	143	—
U.S. government and federal agency	145	—	121	—	—	266	—
Retained interests	6,444	351	126	604	—	7,525	124
Equity
Available-for-sale	16	—	3	(2)	1	18	—
Trading	—	—	—	—	—	—	—
Derivatives(d)(e)	926	(15)	(22)	(110)	10	789	(103)
Other	1,062	(109)	28	50	—	1,031	(110)

Total	$13,894	$158	$734	$654	$(21)	$15,419	$(87)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d	Losses from derivatives were more than offset by $66 million in gains from related derivatives included in Level 2 and $5 million in gains from qualifying fair value hedges.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $57 million not reflected in the fair value hierarchy table.

(32)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2010

(In millions)	January 1, 2010 (a)	Net realized/ unrealized gains(losses) included in earnings(b)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3(c)	June 30, 2010	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2010 (d)

Investment securities
Debt
U.S. corporate	$3,258	$32	$82	$(57)	$(6)	$3,309	$—
State and municipal	173	—	69	(4)	—	238	—
Residential mortgage-backed	123	—	10	(1)	(1)	131	—
Commercial mortgage-backed	1,038	30	(3)	(1,013)	—	52	—
Asset-backed	1,872	21	27	62	(97)	1,885	—
Corporate – non-U.S.	1,206	(2)	(77)	153	(195)	1,085	(20)
Government – non-U.S.	176	—	(23)	15	(25)	143	—
U.S. government and federal agency	282	—	(27)	(2)	—	253	—
Retained interests	45	(1)	2	(5)	—	41	—
Equity
Available-for-sale	19	—	(1)	—	(1)	17	1
Trading	—	—	—	—	—	—	—
Derivatives(e)	236	143	(2)	(51)	(60)	266	88
Other	960	(25)	(68)	30	—	897	(19)

Total	$9,388	$198	$(11)	$(873)	$(385)	$8,317	$50

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.
(b)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(c)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(d)	Represented the amount of unrealized gains or losses for the period included in earnings.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $50 million not reflected in the fair value hierarchy table.

(33)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2009

(In millions)	January 1, 2009	Net realized/ unrealized gains(losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2009	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2009 (c)

Investment securities
Debt
U.S. corporate	$3,220	$(118)	$62	$(60)	$(179)	$2,925	$3
State and municipal	247	—	(107)	(8)	25	157	—
Residential mortgage-backed	173	—	(15)	(20)	(76)	62	—
Commercial mortgage-backed	66	—	(8)	—	(8)	50	—
Asset-backed	1,605	9	227	114	(141)	1,814	—
Corporate – non-U.S.	659	(13)	15	35	(57)	639	—
Government – non-U.S.	424	—	(4)	3	(280)	143	—
U.S. government and federal agency	183	—	84	(1)	—	266	—
Retained interests	6,356	649	170	350	—	7,525	198
Equity
Available-for-sale	23	(1)	3	(2)	(5)	18	—
Trading	—	—	—	—	—	—	—
Derivatives(d)	1,003	9	(65)	(173)	15	789	(112)
Other	1,105	(137)	11	45	7	1,031	(144)

Total	$15,064	$398	$373	$283	$(699)	$15,419	$(55)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $57 million not reflected in the fair value hierarchy table.

(34)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2010 and at December 31, 2009.

	Remeasured during the six months ended June 30, 2010		Remeasured during the year ended December 31, 2009
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$138	$7,170	$81	$5,420
Cost and equity method investments(a)	—	504	—	1,006
Long-lived assets, including real estate	294	4,907	435	5,105
Retained investment in formerly consolidated subsidiaries(b)	—	113	—	5,903

Total	$432	$12,694	$516	$17,434

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $113 million and $409 million at June 30, 2010 and December 31, 2009, respectively.
(b)	During the first six months ended June 30, 2010, we had a retained investment in Regency, a formerly consolidated subsidiary, in Level 1 that was remeasured to a fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2010 and June 30, 2009.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Financing receivables and loans held for sale	$(684)	$(430)	$(1,211)	$(717)
Cost and equity method investments(a)	(40)	(266)	(94)	(492)
Long-lived assets, including real estate	(747)	(189)	(1,348)	(321)
Retained investments in formerly consolidated
subsidiaries	183	11	183	237

Total	$(1,288)	$(874)	$(2,470)	$(1,293)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $13 million and $74 million in the second quarters of 2010 and 2009, respectively, and $26 million and $171 million in the first six months of 2010 and 2009, respectively.

15. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 22 in our 2009 consolidated financial statements.

(35)

	At
	June 30, 2010					December 31, 2009
				Assets (liabilities)					Assets (liabilities)
(In millions)	Notional amount			Carrying amount (net)	Estimated fair value	Notional amount			Carrying amount (net)	Estimated fair value

GE
Assets
Investments and notes receivable	$	(a	)	$400	$400	$	(a	)	$412	$412
Liabilities
Borrowings		(a	)	(9,906)	(10,783)		(a	)	(12,185)	(12,757)
GECS
Assets
Loans(b)		(a	)	285,409	279,746		(a	)	283,135	269,283
Other commercial mortgages		(a	)	1,062	1,149		(a	)	1,151	1,198
Loans held for sale		(a	)	265	271		(a	)	1,303	1,343
Other financial instruments(c)		(a	)	2,082	2,493		(a	)	2,096	2,385
Liabilities
Borrowings and bank deposits(b)(d)		(a	)	(481,661)	(487,574)		(a	)	(500,334)	(506,148)
Investment contract benefits		(a	)	(3,837)	(4,456)		(a	)	(3,940)	(4,397)
Guaranteed investment contracts		(a	)	(7,145)	(6,870)		(a	)	(8,310)	(8,394)
Insurance – credit life(e)		1,574		(80)	(54)		1,595		(80)	(53)

(a)	These financial instruments do not have notional amounts.
(b)	Amounts at June 30, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 5, 8 and 16.
(c)	Principally cost method investments.
(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2010 and December 31, 2009 would have been reduced by $3,844 million and $2,856 million, respectively.
(e)	Net of reinsurance of $2,600 million and $2,800 million at June 30, 2010 and December 31, 2009, respectively.

Loan Commitments

	Notional amount at
(in millions)	June 30, 2010	December 31, 2009

Ordinary course of business lending commitments (a)(b)	$5,231	$6,676
Unused revolving credit lines(c)
Commercial	29,556	31,803
Consumer – principally credit cards	255,602	231,880

(a)	Excluded investment commitments of $2,687 million and $2,659 million as of June 30, 2010 and December 31, 2009, respectively.
(b)	Included a $920 million and $972 million commitment as of June 30, 2010 and December 31, 2009, respectively, associated with a secured financing arrangement that can increase to a maximum of $5,000 million and $4,998 million based on the asset volume under the arrangement as of June 30, 2010 and December 31, 2009, respectively.
(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,890 million and $13,889 million as of June 30, 2010 and December 31, 2009, respectively.

(36)

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

Of the outstanding notional amount of $313,000 million at June 30, 2010, approximately 86% or $268,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. In certain cases, the hedged item is already recorded in earnings currently, such as when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. In such instances, hedge accounting is not necessary and the derivatives are classified as freestanding.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At June 30, 2010		At December 31, 2009
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$6,675	$2,542	$4,477	$3,469
Currency exchange contracts	3,717	2,844	4,273	2,361
Other contracts	5	1	16	4

	10,397	5,387	8,766	5,834

Derivatives not accounted for as hedges
Interest rate contracts	425	700	977	889
Currency exchange contracts	1,607	1,274	1,639	658
Other contracts	396	60	478	136

	2,428	2,034	3,094	1,683

Netting adjustment(a)	(4,839)	(4,848)	(3,851)	(3,860)

Total	$7,986	$2,573	$8,009	$3,657

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At both June 30, 2010 and December 31, 2009, the cumulative adjustment for non-performance risk was a gain of $9 million.

(37)

Fair value hedges

We use interest rate and currency exchange derivatives primarily to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2010 and 2009.

		Three months ended
		June 30, 2010		June 30, 2009
(In millions)	Financial statement caption	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	Interest and other financial charges	$2,551	$(2,721)	$(4,243)	$4,260
Currency exchange contracts	Interest and other financial charges	11	(15)	(91)	83

Fair value hedges resulted in $(174) million and $9 million of ineffectiveness of which $(1) million and $(48) million reflects amounts excluded from the assessment of effectiveness for the three months ended June 30, 2010 and 2009, respectively.

		Six months ended
		June 30, 2010		June 30, 2009
(In millions)	Financial statement caption	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	Interest and other financial charges	$3,811	$(4,130)	$(5,180)	$5,246
Currency exchange contracts	Interest and other financial charges	(9)	1	(1,058)	1,032

Fair value hedges resulted in $(327) million and $40 million of ineffectiveness for the six months ended June 30, 2010 and 2009, respectively, of which $(75) million reflects amounts excluded from the assessment of effectiveness for the six months ended June 30, 2009.

Cash flow hedges and net investment hedges in foreign operations

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously and in the same caption with the earnings effects of the hedged transaction. Hedge ineffectiveness is recognized in earnings, primarily in “GECS revenues from services” each reporting period.

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, are excluded from the effectiveness assessment and are recorded currently in “Interest and other financial charges”.

The following tables provide information about the amounts recorded in AOCI for the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, as well as the amounts recorded in each caption in the Condensed Statement of Earnings when derivative amounts are reclassified out of AOCI related to our cash flow hedges and net investment hedges.

(38)

	Gain (loss) recognized in AOCI for the three months ended			Gain (loss) reclassified from AOCI into earnings for the three months ended
(In millions)	June 30, 2010	June 30, 2009	Financial statement caption	June 30, 2010	June 30, 2009

Cash flow hedges
Interest rate contracts	$(214)	$577	Interest and other financial charges	$(355)	$(558)
			GECS revenues from services	3	—

Currency exchange contracts	(1,070)	1,803	Interest and other financial charges	(86)	996
			Other costs and expenses	117	(31)
			GECS revenues from services	(951)	207
			Sales of goods and services	(63)	59

Commodity contracts	6	29	GECS revenues from services	—	24
			Other costs and expenses	2	5

Total	$(1,278)	$2,409		$(1,333)	$702

	Gain (loss) recognized in CTA for the three months ended			Gain (loss) reclassified from CTA for the three months ended
(In millions)	June 30, 2010	June 30, 2009	Financial statement caption	June 30, 2010	June 30, 2009
Net investment hedges
Currency exchange contracts	$1,813	$(5,629)	GECS revenues from services	$(9)	$9

	Gain (loss) recognized in AOCI for the six months ended			Gain (loss) reclassified from AOCI into earnings for the six months ended
(In millions)	June 30, 2010	June 30, 2009	Financial statement caption	June 30, 2010	June 30, 2009

Cash flow hedges
Interest rate contracts	$(444)	$676	Interest and other financial charges	$(776)	$(1,044)
			GECS revenues from services	5	–

Currency exchange contracts	(1,604)	2,328	Interest and other financial charges	(91)	993
			Other costs and expenses	4	(108)
			GECS revenues from services	(1,488)	(62)
			Sales of goods and services	(110)	62

Commodity contracts	9	34	GECS revenues from services	–	24
			Other costs and expenses	–	(3)

Total	$(2,039)	$3,038		$(2,456)	$(138)

	Gain (loss) recognized in CTA for the six months ended			Gain (loss) reclassified from CTA for the six months ended
(In millions)	June 30, 2010	June 30, 2009	Financial statement caption	June 30, 2010	June 30, 2009
Net investment hedges
Currency exchange contracts	$2,217	$(3,274)	GECS revenues from services	$(9)	$(30)

Of the total pre-tax amount in AOCI at June 30, 2010, $2,177 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,237 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first six months of 2010 and 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 26 years and 27 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

(39)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts primarily appear in “GECS revenues from services” and totaled $7 million and $9 million for the three months ended June 30, 2010 and 2009, respectively, of which $(17) million represents amounts excluded from the assessment of effectiveness for the three months ended June 30, 2009. These amounts totaled $(27) million and $2 million for the six months ended June 30, 2010 and 2009, respectively, of which $(15) million represents amounts excluded from the assessment of effectiveness for the six months ended June 30, 2009.

Amounts from net investment hedges related to the change in the fair value of the forward points were $(213) million and $(167) million for the three months ended June 30, 2010 and 2009, respectively, and $(412) million and $(557) million for the six months ended June 30, 2010 and 2009, respectively.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in “GECS revenues from services” or “Other income,” based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the first six months of 2010 on derivatives not designated as hedges were $(1,291) million comprised of amounts related to interest rate contracts of $179 million, currency exchange contracts of $(1,459) million, and other derivatives of $(11) million. These losses of $(1,291) million were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the first six months of 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $272 million comprised of amounts related to interest rate contracts of $256 million, currency exchange contracts of $(23) million, and other derivatives of $39 million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At June 30, 2010, our exposure to counterparties, net of collateral we hold, was $1,134 million. The fair value of such collateral was $8,530 million, of which $2,163 million was cash and $6,367 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,229 million at June 30, 2010.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,573 million subject to these provisions, after consideration of collateral posted by us, was $1,095 million at June 30, 2010.

(40)

More information regarding our counterparty credit risk and master agreements can be found in Note 22 in our 2009 consolidated financial statements.

Support of customer derivatives

For information related to support of customer derivatives, see Note 22 in our 2009 consolidated financial statements. The fair value of support agreements was $21 million and $24 million at June 30, 2010 and December 31, 2009, respectively. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at June 30, 2010 and December 31, 2009, was $215 million and $260 million, respectively, before consideration of any offsetting effect of collateral. At June 30, 2010 and December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

16. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are QSPEs, which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in 2010 or 2009.

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

In evaluating whether we have the power to direct, as defined in the standard, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

(41)

As of January 1, 2010 and subsequently, we evaluated all entities that fall within the scope of the amended ASC 810 to determine whether we were required to consolidate or deconsolidate them based on the approach described above. In addition to the securitization QSPEs described above, we were required to consolidate assets of VIEs related to direct investments in entities that hold loans and fixed income securities, a media joint venture and a small number of companies to which we have extended loans in the ordinary course of business and have subsequently been subject to a TDR. The incremental effect of these entities on our total assets and liabilities, net of our investment in them, was an increase of approximately $31,097 million and $33,042 million, respectively, at January 1, 2010. There also was a net reduction of total equity (including noncontrolling interests) of approximately $1,945 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into four main groups, which are further described below:

•

Trinity is a group of sponsored special purpose entities that holds investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003, and ceased issuing new investment contracts beginning in the first quarter of 2010.

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1,896 million to such entities as of June 30, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of June 30, 2010, the carrying value of the liabilities of these entities’ was $7,329 million and the fair value of their assets was $6,563 million (which included net unrealized losses on investment securities of $949 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

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

If the short-term credit rating of GECC or these entities were reduced below A–1+/P–1, GECC would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $2,161 million at June 30, 2010. As the borrowings of these entities are reflected in our Statement of Financial Position, our total debt would not change as a result of such an event.

(42)

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

(43)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

(In millions)	Trinity(a)	Consolidated Liquidating Securitization Entities(a)	Securitization QSPEs(b)(c)	Other(c)	Total

June 30, 2010
Assets
Financing receivables, net	$—	$2,222	$36,758	$4,702	$43,682
Investment securities	6,168	—	—	957	7,125
Other assets(d)	395	23	627	3,621	4,666

Total	6,563	2,245	37,385	9,280	55,473

Liabilities
Borrowings(d)	$—	$—	$239	$1,691	$1,930
Non-recourse borrowings of consolidated securitization entities	—	2,100	28,786	1,810	32,696
Other liabilities(d)	7,329	60	544	1,876	9,809

Total	$7,329	$2,160	$29,569	$5,377	$44,435

December 31, 2009
Assets
Financing receivables, net	$—	$2,576	$—	$4,277	$6,853
Investment securities	6,629	—	—	944	7,573
Other assets(d)	716	32	—	1,820	2,568

Total	$7,345	$2,608	$—	$7,041	$16,994

Liabilities
Borrowings(d)	$—	$—	$—	$1,835	$1,835
Non-recourse borrowings of consolidated securitization entities	—	2,424	—	684	3,108
Other liabilities(d)	8,519	80	—	1,689	10,288

	$8,519	$2,504	$—	$4,208	$15,231

(a)	Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP.
(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.
(c)	In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $1,060 million at June 30, 2010 and $2,088 million at December 31, 2009.
(d)	Other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

GECS revenues from services from our consolidated VIEs were $1,785 million and $3,674 million in the second quarter and first six months of 2010, respectively. Related expenses consisted primarily of provisions for losses of $279 million and $747 million and interest and other financial charges of $205 million and $416 million in the second quarter and the first six months of 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(44)

The collateral and outstanding debt in Securitization QSPEs at June 30, 2010 and December 31, 2009 is provided below.

(In millions)	Credit card receivables	Real estate	Equipment(a)	Other	Total

June 30, 2010
Asset amount outstanding	$22,051	$4,779	$8,945	$2,917	$38,692
Outstanding debt	13,511	4,616	7,621	3,277	29,025

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414	$3,528	$46,896
Outstanding debt	18,799	7,367	9,312	4,206	39,684

(a)	Included floorplan receivables.

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

Unconsolidated VIEs at June 30, 2010 include our non-controlling stake in PTL ($5,637 million); investments in real estate entities ($1,749 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and investments in joint ventures that purchase factored receivables ($1,160 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The largest unconsolidated VIE with which we are involved is PTL, which is a truck rental and leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008 were $7,444 million and $1,339 million, respectively. As part of our strategy to reduce our investment in the equipment management market, we reduced our partnership interest in PTL from 79% at December 31, 2005 to 50.9% at December 31, 2008 through a series of dispositions to Penske Truck Leasing Corporation (PTLC), the general partner of PTL, and an entity affiliated with PTLC. In addition, in the first quarter of 2009, we sold a 1% partnership interest in PTL, a previously consolidated VIE, to PTLC. The disposition of this partnership interest, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The transaction price was determined on an arm’s-length basis and GE obtained a fairness opinion from a third-party financial advisor because of the related party nature of the transaction. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value of our retained interest reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At June 30, 2010, our remaining investment in PTL of $5,637 million comprised a 49.9% partnership interest of $881 million and loans and advances of $4,756 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

(45)

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at June 30, 2010 and December 31, 2009 follow.

	At
(In millions)	June 30, 2010	December 31, 2009

Other assets and investment securities	$9,515	$8,911
Financing receivables	1,750	769

Total investment	11,265	9,680
Contractual obligations to fund new investments	1,959	1,396

Maximum exposure to loss	$13,224	$11,076

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

17. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECS columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in GE customer receivables sold to GECS of $144 million and $(765) million have been eliminated from consolidated cash from operating and investing activities for the six months ended June 30, 2010 and 2009, respectively. A capital contribution from GE to GECS of $9,500 million has been eliminated from consolidated cash from investing and financing activities for the first six months ended June 30, 2009. There were no such capital contributions for the six months ended June 30, 2010. Eliminations of intercompany borrowings (includes GE investment in GECS short-term borrowings, such as commercial paper) of $497 million and $853 million have been eliminated from financing activities for the six months ended June 30, 2010 and 2009, respectively. Other reclassifications and eliminations of $(126) million and $964 million have been eliminated from consolidated cash from operating activities and $(181) million and $(1,114) million have been eliminated from consolidated cash from investing activities for the six months ended June 30, 2010 and 2009, respectively.

(46)

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

Overview

Earnings from continuing operations attributable to the Company increased 14% to $3.297 billion in the second quarter of 2010 compared with $2.883 billion in the second quarter of 2009. Earnings per share (EPS) from continuing operations were $0.30 in the second quarter of 2010, up 15% compared with $0.26 in the second quarter of 2009.

For the first six months of 2010, earnings from continuing operations attributable to the Company decreased 2% to $5.632 billion compared with $5.733 billion for the same period in 2009. EPS from continuing operations were $0.51 in the first six months of 2010, down 4% compared with $0.53 in the first six months of 2009.

Loss from discontinued operations, net of taxes, was $0.2 billion in both the second quarters of 2010 and 2009, and included the results of GE Money Japan (our Japanese personal loan business, Lake, and Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC) and Plastics.

Loss from discontinued operations, net of taxes, was $0.6 billion for the first six months of 2010 compared with $0.2 billion for the same period in 2009, primarily due to $0.6 billion of incremental reserves we recorded related to the 2008 disposal of GE Money Japan.

Net earnings attributable to GE common shareowners increased 16% to $3.034 billion and EPS increased 12% to $0.28 in the second quarter of 2010 compared with $2.614 billion and $0.25 respectively, in the second quarter of 2009.

For the first six months of 2010, net earnings attributable to GE common shareowners decreased 9% to $4.904 billion, compared with $5.368 billion for the same period in 2009, and EPS decreased 12% to $0.45, compared with $0.51 in the first six months of 2009.

Revenues of $37.4 billion in the second quarter of 2010 were 4% lower than in the second quarter of 2009, reflecting organic revenue declines and the net effects of acquisitions and dispositions, partially offset by the weaker U.S. dollar. Industrial sales decreased 6% to $24.4 billion, reflecting organic revenue declines and the net effects of acquisitions and dispositions. Sales of product services (including sales of spare parts and related services) of $8.5 billion in the second quarter of 2010 decreased 5% compared with the second quarter of 2009. Financial services revenues decreased 2% over the comparable period of last year to $13.1 billion, reflecting organic revenue declines and the net effects of acquisitions and dispositions, partially offset by the weaker U.S. dollar.

(47)

Revenues of $74.0 billion in the first six months of 2010 were 5% lower than in the first six months of 2009, reflecting organic revenue declines and the net effects of acquisitions and dispositions, partially offset by the weaker U.S. dollar and the effects of the 2010 Olympics broadcasts. Industrial sales decreased 4% to $47.9 billion, reflecting organic revenue declines and the net effects of acquisitions and dispositions, partially offset by the effects of the 2010 Olympics broadcasts and the weaker U.S. dollar. Financial services revenues decreased 6% over the comparable period of last year to $26.3 billion, reflecting the net effects of acquisitions and dispositions and organic revenue declines, partially offset by the weaker U.S. dollar.

Overall, acquisitions contributed $0.2 billion and $1.0 billion to consolidated revenues in the second quarters of 2010 and 2009, respectively, excluding the effects of acquisition gains following an amendment to the Accounting Standards Codification (ASC) 810, Consolidation, effective January 1, 2009, which requires us to remeasure previously held equity investments upon acquisition of a controlling interest. Our consolidated earnings in the second quarters of 2010 and 2009 included an insignificant amount and approximately $0.2 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.4 billion and $1.8 billion in the second quarters of 2010 and 2009, respectively. The effect of dispositions on earnings was an increase of $0.1 billion and an insignificant amount in the second quarters of 2010 and 2009, respectively.

Acquisitions contributed $0.7 billion and $2.0 billion to consolidated revenues in the first six months of 2010 and 2009, respectively, excluding the effects of acquisition gains following our adoption of an amendment to ASC 810 on January 1, 2009. Our consolidated earnings in the first six months of 2010 and 2009 included approximately $0.1 billion and $0.3 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $1.5 billion and $1.9 billion in the first six months of 2010 and 2009, respectively. The effect of dispositions on earnings was an increase of $0.2 billion and $0.4 billion in the first six months of 2010 and 2009, respectively.

The most significant acquisition affecting results in the first six months of 2010 was BAC Credomatic GECF Inc. (BAC) at GE Capital.

(48)

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

Energy Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$9,540	$10,459	$18,195	$19,541

Segment profit	$1,910	$1,863	$3,391	$3,181

Revenues
Energy	$8,027	$8,686	$15,232	$16,470
Oil & Gas	1,774	1,948	3,367	3,491

Segment profit
Energy	$1,661	$1,614	$3,000	$2,810
Oil & Gas	292	283	483	462

(49)

Energy Infrastructure revenues decreased 9% or $0.9 billion, in the second quarter of 2010 as lower volume ($1.0 billion) and the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.1 billion). Lower volume at Energy primarily related to decreases in wind and thermal equipment sales. Higher prices at Energy were partially offset by lower prices at Oil & Gas. The effect of the stronger U.S. dollar was at Oil & Gas.

Segment profit increased 3% as higher prices ($0.1 billion) and lower material costs ($0.1 billion) were partially offset by lower volume ($0.2 billion). Lower volume and lower material costs were primarily at Energy.

Energy Infrastructure revenues decreased 7%, or $1.3 billion, in the first six months of 2010 as lower volume ($1.9 billion) was partially offset by higher prices ($0.4 billion) and the weaker U.S. dollar ($0.1 billion). Lower volume primarily reflected decreases in thermal and wind equipment sales at Energy. Higher prices at Energy were partially offset by lower prices at Oil & Gas. The effects of the weaker U.S. dollar were at Energy.

Segment profit for the first six months of 2010 increased 7%, or $0.2 billion, as higher prices ($0.4 billion) and lower material costs ($0.3 billion) were partially offset by lower volume ($0.3 billion) and higher labor and other cost ($0.1 billion). Lower material costs were at both Energy and Oil & Gas and lower volume was primarily at Energy.

Technology Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$9,061	$9,637	$17,720	$19,160

Segment profit	$1,554	$1,743	$2,957	$3,445

Revenues
Aviation	$4,259	$4,619	$8,424	$9,436
Healthcare	4,102	3,964	7,835	7,509
Transportation	709	1,069	1,475	2,240

Segment profit
Aviation	$879	$923	$1,678	$2,003
Healthcare	661	590	1,158	1,001
Transportation	26	236	141	453

Technology Infrastructure revenues decreased 6%, or $0.6 billion, in the second quarter of 2010 as lower volume ($0.8 billion) was partially offset by higher other income ($0.2 billion). The decrease in volume reflected decreased services and commercial engine sales at Aviation and decreased services and equipment sales at Transportation, partially offset by increased equipment sales at Healthcare. Higher other income primarily reflects a gain on a partial sale of a materials business at Aviation.

Segment profit decreased 11%, or $0.2 billion, in the second quarter of 2010, primarily from lower productivity ($0.2 billion) and lower volume ($0.1 billion), partially offset by higher other income ($0.1 billion). The decreases in productivity and lower volume were at Transportation, primarily due to higher service costs, and Aviation, partially offset by Healthcare. Higher other income primarily reflects a gain on a partial sale of a materials business at Aviation.

Technology Infrastructure revenues decreased 8%, or $1.4 billion, in the first six months of 2010 as lower volume ($1.5 billion) and lower other income ($0.1 billion), reflecting lower transaction gains, were partially offset by the weaker U.S. dollar ($0.2 billion). The decrease in volume reflected decreased commercial and military equipment sales and services at Aviation and decreased equipment sales and services at Transportation, partially offset by increased equipment sales and services at Healthcare. Lower transaction gains reflect a gain on a partial sale of a materials business and a franchise fee at Aviation, which were more than offset by the absence of gains related to the Airfoils Technologies International-Singapore Pte. Ltd. (ATI) acquisition and the Times Microwave Systems disposition in the first quarter of 2009. The effects of the weaker U.S. dollar were primarily at Healthcare.

(50)

Segment profit for the first six months of 2010 decreased 14%, or $0.5 billion, primarily from lower volume ($0.2 billion), lower productivity ($0.2 billion), higher labor and other costs ($0.1 billion) and lower other income ($0.1 billion), reflecting lower transaction gains, partially offset by the weaker U.S. dollar ($0.1 billion) and lower material costs ($0.1 billion). The decreases in volume were at Aviation and Transportation, partially offset by Healthcare. Lower productivity at Transportation, primarily due to higher service costs, and Aviation was partially offset by Healthcare. Higher labor and other costs were primarily at Healthcare and Aviation. Lower transaction gains reflect a gain on a partial sale of a materials business and a franchise fee at Aviation, which were more than offset by the absence of gains related to the ATI acquisition and the Times Microwave Systems disposition in the first quarter of 2009. The weaker U.S. dollar and lower material costs were primarily at Healthcare.

NBC Universal revenues of $3.8 billion increased 5%, or $0.2 billion, in the second quarter of 2010 as higher revenues in cable ($0.1 billion), higher revenues in film ($0.1 billion) and lower impairments related to investment securities ($0.1 billion) were partially offset by lower gains related to associated companies ($0.1 billion). Segment profit of $0.6 billion increased 13%, or $0.1 billion, as higher earnings in cable ($0.1 billion) and lower impairments related to investment securities ($0.1 billion) were partially offset by lower gains related to associated companies ($0.1 billion).

NBC Universal revenues of $8.1 billion increased 14%, or $1.0 billion, in the first six months of 2010 as higher revenues in our broadcast television business ($0.6 billion), higher revenues in film ($0.2 billion), higher revenues in cable ($0.1 billion) and lower impairments related to investment securities ($0.2 billion) were partially offset by lower gains related to associated companies ($0.1 billion). The increase in broadcast revenues reflects the 2010 Olympics broadcasts, partially offset by the absence of revenues from the 2009 Super Bowl broadcast. Segment profit of $0.8 billion decreased 13%, or $0.1 billion, as lower earnings in our broadcast television business ($0.2 billion) and lower gains related to associated companies ($0.1 billion) were partially offset by higher earnings in cable ($0.1 billion) and lower impairments related to investment securities ($0.2 billion). The decrease in broadcast television earnings reflects losses from the Olympics broadcast, partially offset by the lack of losses related to the 2009 Super Bowl Broadcast.

GE Capital

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$12,297	$12,736	$24,628	$26,511

Segment profit	$830	$431	$1,437	$1,460

	At
(In millions)	June 30, 2010	June 30, 2009	December 31, 2009

Total assets	$587,956	$622,874	$621,232

(51)

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues
CLL(a)	$4,506	$5,306	$9,100	$10,986
Consumer(a)	4,832	4,851	9,796	9,563
Real Estate	991	1,014	1,935	1,989
Energy Financial Services	595	490	1,386	1,134
GECAS(a)	1,259	1,163	2,498	2,266

Segment profit
CLL(a)	$312	$243	$544	$481
Consumer(a)	735	252	1,328	989
Real Estate	(524)	(237)	(927)	(410)
Energy Financial Services	126	65	279	140
GECAS(a)	288	285	605	546

	At
(In millions)	June 30, 2010	June 30, 2009	December 31, 2009

Assets
CLL(a)	$202,386	$224,556	$210,742
Consumer(a)	161,989	178,325	174,019
Real Estate	76,597	83,960	81,505
Energy Financial Services	20,489	22,956	22,616
GECAS(a)	48,555	47,237	48,178

(a)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

GE Capital revenues decreased 3% and net earnings increased 93% compared with the second quarter of 2009. Revenues for the second quarters of 2010 and 2009 included $0.2 billion and $0.3 billion of revenues from acquisitions, respectively, and in 2010 were reduced by $0.1 billion as a result of dispositions. The $0.1 billion net reduction from dispositions reflects a $0.1 billion gain in 2010, offset by $0.2 billion from dispositions in 2009. The 2010 dispositions primarily related to the deconsolidation of Regency Energy Partners L.P. (Regency), which included a $0.1 billion gain on sale of our general partnership interest in Regency and remeasurement of our retained investment (the Regency transaction). Revenues for the quarter also decreased $0.2 billion compared with the second quarter of 2009 as a result of organic revenue declines primarily driven by a lower asset base and a lower interest rate environment, partially offset by the weaker U.S. dollar. Net earnings increased by $0.4 billion in the second quarter of 2010 compared with the second quarter of 2009, primarily due to lower provisions for losses on financing receivables, lower selling, general and administrative costs and the gain on the Regency transaction. These increases were partially offset by the absence of the second quarter 2009 gain on the remeasurement of our previously held equity investment in BAC related to the acquisition of a controlling interest (BAC acquisition gain). GE Capital net earnings also included restructuring, rationalization and other charges of $0.1 billion in both the second quarters of 2010 and 2009.

(52)

GE Capital revenues decreased 7% and net earnings decreased 2% compared with the first six months of 2009. Revenues for the first six months of 2010 and 2009 included $0.6 billion and $0.5 billion of revenues from acquisitions, respectively, and in 2010 were increased by $0.1 billion and in 2009 were reduced by $1.6 billion as a result of dispositions, including the effects of the 2010 deconsolidation of Regency and the 2009 deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues for the first six months of 2010 also decreased $0.5 billion compared with the first six months of 2009 as a result of organic revenue declines primarily driven by a lower asset base and a lower interest rate environment, partially offset by the weaker U.S. dollar. Net earnings decreased in the first six months of 2010 compared with the first six months of 2009, primarily due to the absence of the first quarter 2009 tax benefit from the decision to indefinitely reinvest prior-year earnings outside the U.S., the absence of the first quarter 2009 gain on the PTL sale and remeasurement and the absence of the BAC acquisition gain, offset by lower provisions for losses on financing receivables, lower selling, general and administrative costs and the gain on the Regency transaction. GE Capital net earnings also included restructuring, rationalization and other charges of $0.1 billion in both the first six months of 2010 and 2009.

During the first six months of 2010, GE Capital provided approximately $38 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $35 billion of credit to approximately 48 million U.S. consumers. GE Capital provided credit to approximately 14,000 new commercial customers and 19,000 new small businesses in the U.S. during the first six months of 2010 and ended the period with outstanding credit to more than 329,000 commercial customers and 175,000 small businesses through retail programs in the U.S.

Additional information about certain GE Capital businesses follows.

CLL revenues decreased 15% and net earnings increased 28% compared with the second quarter of 2009. Revenues for the quarter decreased $0.8 billion compared with the second quarter of 2009 as a result of organic revenue declines ($0.9 billion), partially offset by the weaker U.S. dollar ($0.1 billion). Net earnings increased in the second quarter of 2010, reflecting lower provisions for losses on financing receivables ($0.2 billion), lower selling, general and administrative costs ($0.1 billion) and higher gains ($0.1 billion), partially offset by marks and impairments ($0.2 billion) and core declines ($0.1 billion).

CLL revenues decreased 17% and net earnings increased 13% compared with the first six months of 2009. Revenues for the first six months of 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2009 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues for the first six months of 2010 also decreased $0.7 billion compared with the first six months of 2009 as a result of organic revenue declines ($1.0 billion), partially offset by the weaker U.S. dollar ($0.3 billion). Net earnings increased in the first six months of 2010, reflecting lower provisions for losses on financing receivables ($0.3 billion), lower selling, general and administrative costs ($0.2 billion) and higher gains ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion), declines in lower-taxed earnings from global operations ($0.1 billion) and marks and impairments ($0.1 billion).

(53)

Consumer revenues remained flat and net earnings increased 192% compared with the second quarter of 2009. Revenues for the second quarter of 2010 included $0.2 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the second quarter of 2009 included a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC related to the acquisition of a controlling interest (BAC acquisition gain). Revenues for the second quarter also increased $0.2 billion compared with the second quarter of 2009 as a result of the weaker U.S dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth of $0.7 billion, partially offset by the absence of the BAC acquisition gain of $0.2 billion. Core growth included lower provisions for losses on financing receivables primarily in Global Banking and U.K. ($0.4 billion), lower impairments ($0.1 billion) and lower selling, general and administrative costs ($0.1 billion).

Consumer revenues increased 2% and net earnings increased 34% compared with the first six months of 2009. Revenues for the first six months of 2010 and 2009 included $0.5 billion and $0.3 billion (including the BAC acquisition gain), respectively, from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues for the six months of 2010 also increased $0.4 billion compared with the first six months of 2009 as a result of the weaker U.S. dollar of $0.5 billion, partially offset by organic revenue declines of $0.2 billion. The increase in net earnings resulted primarily from core growth of $0.5 billion and the weaker U.S dollar of $0.1 billion, partially offset by the absence of the BAC acquisition gain of $0.2 billion and the effects of dispositions of $0.1 billion. Core growth included lower provisions for losses on financing receivables across most platforms ($0.8 billion), lower selling, general and administrative costs ($0.2 billion) and lower impairments, partially offset by the absence of the first quarter 2009 tax benefit of $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

Real Estate revenues decreased 2% and net earnings decreased 121% compared with the second quarter of 2009. Revenues for the quarter decreased compared with the second quarter of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar and an increase in property sales. Real Estate net earnings decreased $0.3 billion compared with the second quarter of 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.4 billion), partially offset by core increases ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.3 billion in both the second quarters of 2010 and 2009, respectively.

Real Estate revenues decreased 3% and net earnings decreased 126% compared with the first six months of 2009. Revenues for the first six months of 2010 decreased $0.1 billion compared with the first six month of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar and an increase in property sales. Real Estate net earnings decreased $0.5 billion compared with the first six months of 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.7 billion), partially offset by core increases ($0.2 billion). Depreciation expense on real estate equity investments totaled $0.5 billion and $0.6 billion in the first six months of 2010 and 2009, respectively.

Energy Financial Services revenues increased 21% and net earnings increased 94% compared with the second quarter of 2009. Revenues for the second quarter of 2010 included a $0.1 billion gain related to the Regency transaction. Revenues for the quarter also increased compared with the second quarter of 2009 as a result of organic revenue growth, primarily as a result of higher energy commodity prices. The increase in net earnings resulted primarily from the gain related to the Regency transaction ($0.1 billion) and higher core increases resulting from higher energy commodity prices.

Energy Financial Services revenues increased 22% and net earnings increased 99% compared with the first six months of 2009. Revenues for the first six months of 2010 included a $0.1 billion gain related to the Regency transaction. Revenues for the first six months of 2009 included $0.1 billion of gains from dispositions. Revenues for the first six months of 2010 increased compared with the first six months of 2009 as a result of organic revenue growth, primarily increases in associated company revenues resulting from an asset sale by an investee of $0.2 billion. The increase in net earnings resulted primarily from core increases, primarily increases in associated company earnings resulting from an asset sale by an investee of $0.1 billion and the gain related to the Regency transaction ($0.1 billion).

(54)

GECAS revenues increased 8% and net earnings increased 1% compared with the second quarter of 2009. Revenues for the quarter increased compared with the second quarter of 2009 as a result of organic revenue growth ($0.1 billion), including higher investment income and lower asset sales. Net earnings were flat at $0.3 billion for the second quarter of 2010.

GECAS revenues increased 10% and net earnings increased 11% compared with the first six months of 2009. Revenues for the first six months of 2010 increased compared with the first six months of 2009 as a result of organic revenue growth ($0.2 billion), including higher investment income ($0.1 billion). The increase in net earnings resulted primarily from core increases and higher investment income, partially offset by higher impairments and credit losses.

Home & Business Solutions revenues of $2.3 billion increased 4% in the second quarter of 2010 compared with the second quarter of 2009, as higher volume ($0.2 billion) was partially offset by lower prices ($0.1 billion). The increase in volume primarily reflected increased lighting sales. Segment profit increased 59% in the second quarter of 2010, primarily as a result of the effects of productivity ($0.1 billion), partially offset by lower prices ($0.1 billion).

Home & Business Solutions revenues of $4.2 billion increased 2% in the first six months of 2010 compared with the first six months of 2009, as higher volume ($0.2 billion) was partially offset by lower prices ($0.1 billion). The increase in volume primarily reflected increased lighting sales. Segment profit increased 59% to $0.2 billion in the first six months of 2010, primarily as a result of the effects of productivity ($0.2 billion), partially offset by lower prices ($0.1 billion).

Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Loss from discontinued operations, net of taxes	$(188)	$(194)	$(578)	$(215)

Discontinued operations primarily comprised GE Money Japan, WMC and Plastics. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2010, primarily reflected $0.2 billion and $0.6 billion, respectively, of incremental reserves related to the 2008 disposal of GE Money Japan.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2009, primarily reflected $0.1 billion of incremental reserves related to the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

Corporate items and eliminations revenues in the second quarter of 2010 were flat reflecting lower revenues from the disposed businesses ($0.4 billion), offset by lower eliminations, reflecting lower volume of intersegment sales ($0.2 billion), higher asset management revenues ($0.1 billion) and increased insurance revenues. Corporate items and eliminations costs decreased by $0.2 billion compared with the second quarter of 2009 due to a decrease in restructuring, rationalization and other charges ($0.2 billion) and lower corporate staff costs and an insurance settlement ($0.2 billion), partially offset by higher costs of our principal pension plans ($0.2 billion).

(55)

Corporate items and eliminations revenues in the first six months of 2010 increased by $0.1 billion as lower eliminations, reflecting lower volume of intersegment sales ($0.3 billion), increased insurance revenues ($0.2 billion) and higher asset management revenues ($0.1 billion) were partially offset by lower revenues from disposed businesses ($0.4 billion). Corporate items and eliminations costs decreased by $0.3 billion compared with the first six months of 2009 due to a decrease in restructuring, rationalization and other charges ($0.4 billion) and higher net gains on dispositions ($0.3 billion), partially offset by higher costs of our principal pension plans ($0.4 billion).

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In the second quarter of 2010, these included $0.1 billion at Technology Infrastructure, primarily for restructuring, rationalization and other charges. In the first six months of 2010, these included $0.1 billion at each of Technology Infrastructure, Home & Business Solutions and Energy Infrastructure, primarily for restructuring, rationalization and other charges.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first six months of 2010 resulted from the following:

•

Increase of $31.1 billion in assets and $33.0 billion in liabilities and a net reduction of total equity (including noncontrolling interests) of $1.9 billion on January 1, 2010, as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-16 and ASU 2009-17 (ASU 2009-16 & 17);

•	At GECS, repayments exceeded new issuances of total borrowings by $38.2 billion and collections on financing receivables exceeded originations by $17.3 billion;

•	On February 28, 2010, we completed the sale of our Security business for $1.8 billion in cash; and

•	The U.S. dollar was stronger at June 30, 2010 than at December 31, 2009, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $749.9 billion at June 30, 2010, a decrease of $31.9 billion from December 31, 2009. GE assets decreased $3.5 billion, and financial services assets decreased $32.3 billion.

GE assets were $206.4 billion at June 30, 2010, a $3.5 billion decrease from December 31, 2009. The decrease reflects a $3.6 billion decrease in investment in GECS mainly due to the impact of the adoption of ASU 2009-16 and ASU 2009-17 and the effects of the stronger U.S. dollar.

Financial Services assets were $617.9 billion at June 30, 2010 and reflect the effect of our adoption of ASU 2009-16 & 17 (see Note 16). Excluding the effect of the adoption of ASU 2009-16 & 17, assets decreased $62.9 billion, reflecting a reduction of financing receivables of $43.9 billion, primarily through collections exceeding originations ($17.3 billion), the effects of the stronger U.S. dollar ($14.6 billion), net write-offs ($4.6 billion) and a reduction in cash and investment securities ($5.1 billion) mainly used to pay down borrowings.

Consolidated liabilities were $629.2 billion at June 30, 2010, a $27.5 billion decrease from December 31, 2009. GE liabilities decreased $0.1 billion and financial services liabilities decreased $27.8 billion.

GE liabilities were $86.8 billion at June 30, 2010. The $0.1 billion decrease from December 31, 2009 was primarily attributable to net repayments of total borrowings of $2.3 billion, decreases in progress collections of $1.4 billion and other liabilities of $0.9 billion, partially offset by an increase in liabilities of businesses held for sale of $4.1 billion, mainly related to the NBCU notes offering, and deferred income taxes of $0.4 billion. The ratio of borrowings to total capital invested for GE at the end of the second quarter was 7.6% compared with 9.0% at the end of last year and 10.3% at June 30, 2009.

(56)

Financial Services liabilities decreased $27.8 billion from December 31, 2009 to $549.6 billion and reflect the adoption of ASU 2009-16 & 17 (see Note 16). Excluding the effect of the adoption of ASU 2009-16 & 17, liabilities decreased $60.2 billion primarily attributable to a $38.2 billion net reduction in borrowings, including non-recourse borrowings of consolidated securitization entities (CSEs), mainly due to maturities which were pre-funded in 2009 and consistent with our overall reduction in financial services assets, and the effects of the stronger U.S. dollar.

Cash Flows

Consolidated cash and equivalents were $73.8 billion at June 30, 2010, an increase of $1.6 billion during the first six months of 2010. Cash and equivalents totaled $52.3 billion at June 30, 2009, an increase of $4.1 billion from December 31, 2008.

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

GE Cash Flow

GE cash and equivalents were $12.9 billion at June 30, 2010, compared with $3.0 billion at June 30, 2009. GE CFOA totaled $6.3 billion for the first six months of 2010 compared with $7.0 billion for the first six months of 2009. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Six months ended June 30
(In billions)	2010	2009

Operating cash collections(a)	$42.1	$51.2
Operating cash payments	(35.8)	(44.2)

GE cash from operating activities (GE CFOA)(a)	$6.3	$7.0

(a)	GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS decreased GE CFOA by $0.3 billion for the six months ended June 30, 2010 and increased GE CFOA by $0.5 billion for the six months ended June 30, 2009. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $9.1 billion during the first six months of 2010. This decrease is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased in the first six months of 2010 by $8.4 billion, consistent with the decrease in GE total costs and expenses.

GE CFOA decreased $0.7 billion compared with the first six months of 2009, primarily reflecting an overall decline in net earnings, a decrease in progress collections of $1.5 billion, partially offset by working capital improvements of $1.3 billion.

(57)

GECS Cash Flow

GECS cash and equivalents were $61.5 billion at June 30, 2010, compared with $50.0 billion at June 30, 2009. GECS cash from operating activities totaled $10.3 billion for the first six months of 2010, compared with cash used for operating activities of $1.7 billion for the first six months of 2009. This was primarily due to a prior-year decrease in cash collateral held from counterparties on derivative contracts of $6.7 billion and a decrease, as compared to the prior year, in cash used for other liabilities of $2.3 billion, primarily related to taxes payable, and lower gains and higher impairments at Real Estate of $1.7 billion, also as compared to the prior year.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $27.4 billion during the first six months of 2010; $17.3 billion resulted from a reduction in financing receivables, due to collections exceeding originations, and $3.3 billion in investment securities was mainly due to maturities of short-term investments at our Treasury operations.

GECS cash used for financing activities in the first six months of 2010 of $38.9 billion related primarily to a $38.2 billion reduction in total borrowings, mainly due to maturities which were pre-funded in 2009 and a reduction in non-recourse borrowings of CSEs on lower volumes.

Other Liabilities

As previously disclosed, under a 2006 consent decree with the Environmental Protection Agency (EPA), GE has agreed to dredge PCB-containing sediment from the upper Hudson River. The dredging is to be performed in two phases and Phase I was completed in May through November of 2009. Between Phase I and Phase II there will be an intervening peer review by an independent panel of national experts. The panel will evaluate the performance of Phase I dredging operations with respect to Phase I Engineering Performance Standards, evaluate experience gained from Phase I and may set forth proposed changes to the standards. This evaluation is expected to conclude in the early fall of 2010 after which EPA, considering the peer review panel’s recommendations, GE’s proposed changes, and its own analysis, will issue its regulatory decision setting forth any changes to the scope of, or performance standards for, Phase II. Following EPA’s decision, GE has 90 days to either elect to perform Phase II or to opt out of the project, at which point GE may be responsible for further costs. The amount of additional cost is uncertain and will depend on a number of factors, including the EPA’s evaluation of potential changes to the scope, design and engineering controls of the remedy, the volume of any additional sediment required to be removed and the duration of further remediation; these costs may differ from our current estimates. Our statement of financial position as of June 30, 2010, included liabilities for the probable and estimable costs of the project under the consent decree.

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

Fair Value Measurements

See Note 1 to our 2009 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 14 to the condensed, consolidated financial statements.

At June 30, 2010, the aggregate amount of investments that are measured at fair value through earnings totaled $4.6 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(58)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our global banks. The fair value of investment securities decreased to $42.1 billion at June 30, 2010, from $51.9 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions. Of the amount at June 30, 2010, we held debt securities with an estimated fair value of $41.0 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.5 billion, $3.1 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $1.8 billion and $2.6 billion at June 30, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.5 billion, $0.5 billion and $0.3 billion, respectively, at June 30, 2010, as compared with $0.8 billion, $0.8 billion and $0.4 billion, respectively, at December 31, 2009.

Of the $3.1 billion of RMBS, our exposure to subprime credit was approximately $0.8 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities in the first six months of 2010 and 2009. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. The vast majority of the securities we hold are in a senior position in the capital structure of the deal.

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

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities, primarily residential mortgage-backed securities and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At June 30, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.8 billion, including $0.4 billion of our $0.8 billion investment in subprime RMBS. At June 30, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.2 billion.

(59)

Total pre-tax other-than-temporary impairment losses during the second quarter of 2010 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on RMBS and non-U.S. government securities.

Total pre-tax other-than-temporary impairment losses during the first six months of 2010 were $0.3 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS and non-U.S. government securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at June 30, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At June 30, 2010, unrealized losses on investment securities totaled $1.9 billion, including $1.7 billion aged 12 months or longer, compared with unrealized losses of $2.6 billion, including $2.3 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at June 30, 2010, approximately 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.0 billion and $0.5 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 13% of our total portfolio. Of those, approximately 59% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 41% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment; vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

(60)

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. As our revolving credit portfolios turn over more than once per year, write-offs in our Consumer Installment and Revolving credit portfolios during a particular fiscal year will be related to both loans with incurred losses that existed in the portfolio as of the beginning of that fiscal year and those that were originated and written-off during that fiscal year. For example, our U.S. credit card portfolio has a weighted average turnover of approximately 6 months as of June 30, 2010. In addition, write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized.

Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

For consumer loans, we collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

For commercial loans, we routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, request for amended contractual terms, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are also indications of potential impairment requiring further assessment of collectability. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

We provide specific reserves for commercial loans based upon expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, net of expected disposal costs, as a practical expedient. This often results in reserves being established in advance of a modification of terms or designation as a troubled debt restructuring (TDR). After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on the historical and projected default rates and loss severity, and is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

(61)

This process is further detailed in Note 1 to our 2009 consolidated financial statements.

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

(62)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
(In millions)	June 30, 2010	January 1, 2010(a)	December 31, 2009	June 30, 2010	January 1, 2010(a)	December 31, 2009	June 30, 2010	January 1, 2010(a)	December 31, 2009

CLL(b)
Americas	$93,042	$99,666	$87,496	$3,076	$3,437	$3,155	$1,362	$1,245	$1,179
Europe	36,067	43,403	41,455	902	1,441	1,441	382	575	575
Asia	11,914	13,159	13,202	422	559	576	234	234	244
Other	2,727	2,836	2,836	24	24	24	8	11	11

Consumer(b)
Non-U.S. residential mortgages(c)	48,013	58,345	58,345	4,187	4,515	4,515	892	949	949
Non-U.S. installment and revolving credit	21,783	24,976	24,976	408	451	451	1,020	1,181	1,181
U.S. installment and revolving credit	42,946	47,171	23,190	1,228	1,633	841	2,754	3,300	1,698
Non-U.S. auto	10,012	13,344	13,344	54	72	72	234	308	308
Other	9,764	11,688	11,688	473	625	625	257	300	300

Real Estate(d)	44,006	48,673	44,841	1,618	1,358	1,252	1,797	1,536	1,494

Energy Financial Services	7,472	7,790	7,790	77	78	78	53	28	28

GECAS(b)	12,337	13,254	13,254	77	153	153	50	104	104

Other(e)	2,272	2,614	2,614	105	72	72	50	34	34

Total	$342,355	$386,919	$345,031	$12,651	$14,418	$13,255	$9,093	$9,805	$8,105

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 16.
(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.
(c)	At June 30, 2010, net of credit insurance, approximately 23% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 81% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 17.2% and have loan-to-value ratio at origination of 75%. At June 30, 2010, 2% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.
(d)	Financing receivables included $224 million and $317 million of construction loans at June 30, 2010 and December 31, 2009, respectively.
(e)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in our 2009 consolidated financial statements.

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40,188 million of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at June 30, 2010 to January 1, 2010, as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

(63)

The portfolio of financing receivables, before allowance for losses, was $342.4 billion at June 30, 2010, and $386.9 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $44.5 billion from January 1, 2010, primarily as a result of core declines of $18.2 billion mainly from collections exceeding originations ($17.3 billion) (which includes sales), the stronger U.S. dollar ($14.6 billion), dispositions ($0.8 billion), partially offset by acquisitions ($0.3 billion).

Related nonearning receivables totaled $12.7 billion (3.7% of outstanding receivables) at June 30, 2010, compared with $14.4 billion (3.7% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in our Consumer business and improved performance in commercial lending, offset by increased real estate delinquencies driven by continued deterioration in the commercial real estate markets.

The allowance for losses at June 30, 2010 totaled $9.1 billion compared with $9.8 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses decreased $0.7 billion from January 1, 2010, primarily due to a reduction in the overall financing receivables balance. Overall coverage has increased to 2.7% at June 30, 2010 from 2.5% at January 1, 2010.

	Nonearning receivables as a			Allowance for losses as			Allowance for losses as a
	percent of financing			a percent of nonearning			percent of total financing
	receivables			receivables			receivables
	June 30,	January 1,	December 31,	June 30,	January 1,	December 31,	June 30,	January 1,	December 31,
	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009

CLL(b)
Americas	3.3%	3.4%	3.6%	44.3%	36.2%	37.4%	1.5%	1.2%	1.3%
Europe	2.5	3.3	3.5	42.4	39.9	39.9	1.1	1.3	1.4
Asia	3.5	4.2	4.4	55.5	41.9	42.4	2.0	1.8	1.8
Other	0.9	0.8	0.8	33.3	45.8	45.8	0.3	0.4	0.4

Consumer(b)
Non-U.S. residential mortgages	8.7	7.7	7.7	21.3	21.0	21.0	1.9	1.6	1.6
Non-U.S. installment and revolving credit	1.9	1.8	1.8	250.0	261.9	261.9	4.7	4.7	4.7
U.S. installment and revolving credit	2.9	3.5	3.6	224.3	202.1	201.9	6.4	7.0	7.3
Non-U.S. auto	0.5	0.5	0.5	433.3	427.8	427.8	2.3	2.3	2.3
Other	4.8	5.3	5.3	54.3	48.0	48.0	2.6	2.6	2.6

Real Estate	3.7	2.8	2.8	111.1	113.1	119.3	4.1	3.2	3.3

Energy Financial Services	1.0	1.0	1.0	68.8	35.9	35.9	0.7	0.4	0.4

GECAS(b)	0.6	1.2	1.2	64.9	68.0	68.0	0.4	0.8	0.8

Other	4.6	2.8	2.8	47.6	47.2	47.2	2.2	1.3	1.3

Total	3.7	3.7	3.8	71.9	68.0	61.1	2.7	2.5	2.3

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 16.
(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(64)

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

Impaired loans include nonearning receivables on larger balance or restructured loans, loans that are currently paying interest under the cash basis (but are excluded from the nonearning category), and loans paying currently but which have been previously restructured.

Specific reserves are recorded for individually impaired loans to the extent we have determined that it is probable that we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require a reserve because we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession).

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
(In millions)	June 30, 2010	January 1, 2010(a)	December 31, 2009

Loans requiring allowance for losses	$11,515	$9,541	$9,145
Loans expected to be fully recoverable	3,924	3,914	3,741

Total impaired loans	$15,439	$13,455	$12,886

Allowance for losses (specific reserves)	$3,033	$2,376	$2,331
Average investment during the period	14,182	(c)	8,493
Interest income earned while impaired(b)	206	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Recognized principally on cash basis.
(c)	Not applicable.

Impaired loans increased by $2.0 billion from January 1, 2010, to June 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $8.3 billion impaired loans at Real Estate at June 30, 2010, $5.9 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

We review collateral values for collateral dependent impaired loans in CLL quarterly. These collateral values are primarily derived internally and are based on observed sales transactions for similar assets (e.g., corporate aircraft and equipment). In other instances, for example, collateral types for which we do not have comparable observed sales transaction data (e.g., franchise-related assets), collateral values are developed internally and corroborated by external appraisal information. Adjustments to third party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.

(65)

Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate interest rate and corroborated by external appraisals, as appropriate. These cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rental and occupancy. Collateral valuations are updated at least semi-annually, or more frequently for higher risk loans.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR. Such loans are classified as impaired, and specific reserves are determined based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate, or collateral value as a practical expedient in accordance with the requirements of ASC 310-10-35. As of June 30, 2010, TDRs included in impaired loans were $5.9 billion, primarily relating to Real Estate ($2.1 billion), Consumer ($1.9 billion) and CLL ($1.8 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government sponsored mortgage modification programs. During the six months ended June 30, 2010, we provided short-term modifications of approximately $1.3 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $0.8 billion of credit card loans in the United States (U.S.) and approximately $0.5 billion of other consumer loans primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. During the six months ended June 30, 2010, approximately $0.1 billion of these modified loans redefaulted.

Our allowance for losses on financing receivables on these modified loans is determined based upon a formulaic approach that estimates the probable losses inherent in the portfolio based upon statistical analyses of the portfolio. Once the loan has been modified, it returns to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period.

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis.

In CLL, these changes primarily take the following forms: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases.

The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

The below includes a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

(66)

CLL – Americas. Nonearning receivables of $3.1 billion represented 24.3% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 44.3% at June 30, 2010, reflecting further loss severity in our equipment and franchise restaurant, limited-service hotel, and to a lesser extent, transportation portfolios, combined with an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.3% at June 30, 2010, primarily from reduced nonearning exposures in our corporate lending, inventory financing and industrial materials portfolios primarily due to collections and write-offs, partially offset by an increase in nonearning receivables, mainly in our healthcare portfolio. Collateral supporting these non-earning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking, and forestry industries, and for our leveraged finance business, equity of the underlying businesses. The underlying collateral values remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

CLL – Europe. Nonearning receivables of $0.9 billion represented 7.1% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 39.9% at January 1, 2010, to 42.4% at June 30, 2010, primarily from a decrease in nonearning receivables in our senior secured lending and equipment portfolios (including loans acquired in a business acquisition) due to write-offs and collections, partially offset by new exposures. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at January 1, 2010, to 2.5% at June 30, 2010, primarily from the decrease in nonearning receivables in our senior secured lending and equipment portfolios. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending business, and equipment. The underlying collateral values related to these nonearning financing receivables remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.3% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 55.5% at June 30, 2010, primarily due to a larger percentage decrease in nonearning receivables primarily in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.5% at June 30, 2010, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivable balance. Collateral supporting these nonearning financing receivables is primarily manufacturing equipment, corporate aircraft, and assets in the hospitality and auto industries. The underlying collateral values related to these nonearning financing remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

Consumer – Non-U.S. residential mortgages. Nonearning receivables of $4.2 billion represented 33.1% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 21.0% at January 1, 2010, to 21.3% at June 30, 2010. In 2010, our nonearning receivables decreased primarily due to signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 67%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2010, we had in repossession stock approximately 1,000 houses in the U.K., which had a value of approximately $0.1 billion.

Consumer – Non-U.S. installment and revolving credit. Nonearning receivables of $0.4 billion represented 3.2% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables decreased from 261.9% at January 1, 2010, to 250.0% at June 30, 2010, reflecting the effects of loan repayments and reduced originations.

(67)

Consumer – U.S. installment and revolving credit. Nonearning receivables of $1.2 billion represented 9.7% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.1% at January 1, 2010, to 224.3% at June 30, 2010, as a result of lower entry rates, improved collections, and higher write-offs, resulting in reductions in our delinquency and nonearning balances.

Real Estate. Nonearning receivables of $1.6 billion represented 12.8% of total nonearning receivables at June 30, 2010. The $0.3 billion increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. apartment and hotel loan portfolios, which have been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 3.2% at January 1, 2010, to 4.1% at June 30, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables decreased from 113.1% to 111.1% reflecting a higher portion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. Since our approach identifies loans as impaired even when the loan is currently paying in accordance with contractual terms, increases in nonearning receivables do not necessarily require proportionate increases in reserves upon migration to nonearning status as specific reserves have often been established on the loans prior to their migration to nonearning status.

In 2010, commercial real estate markets have continued to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management; however, we continue to expect higher losses for Real Estate as compared with 2009. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.4 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2010, real estate held for investment included $0.7 billion representing 118 foreclosed commercial real estate properties.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	Delinquency rates at(a)
	June 30, 2010(b)	December 31, 2009	June 30, 2009

Equipment Financing	2.50%	2.81%	2.78%
Real Estate	5.40	4.22	3.88
Consumer	8.66	8.85	8.77
U.S.	6.30	7.66	6.99
Non-U.S.	9.84	9.38	9.52

(a)	Excludes loans purchased at a discount (unless they have deteriorated post acquisition).
(b)	Subject to update.

(68)

Delinquency rates on equipment financing loans and leases decreased from December 31, 2009 and June 30, 2009, to June 30, 2010, as a result of improvements in the global economic and credit environment. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 and June 30, 2009, to June 30, 2010, primarily because of continued challenging real estate market fundamentals, including reduced occupancy rates and rents and the effects of limited real estate market liquidity. The overall challenging economic environment may continue to lead to a higher level of delinquencies and provisions for financing receivables and could adversely affect results of operations at Real Estate.

Delinquency rates on consumer financing receivables increased from June 30, 2009 to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and continued the process of regularly reviewing and adjusting reserve levels. Delinquency rates on consumer financing receivables decreased from December 31, 2009 to June 30, 2010, primarily due to signs of stabilization in the U.S. portfolio. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At June 30, 2010, roughly 39% of our U.S. managed portfolio (excluding delinquent or impaired), which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at June 30, 2010. See Note 5 to the condensed, consolidated financial statements.

All other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $82.4 billion at June 30, 2010, a decrease of $5.0 billion, primarily related to declines in our real estate equity investments due to the strengthening of the U.S. dollar, impairments and depreciation. During the first six months of 2010, we recognized other-than-temporary impairments of cost and equity method investments of $0.1 billion.

Included in other assets are Real Estate equity investments of $28.3 billion and $32.2 billion at June 30, 2010 and December 31, 2009, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the second quarter of 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $6.3 billion. The estimated value of the portfolio continues to reflect deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including capitalization rates. During the first six months of 2010, Real Estate recognized pre-tax impairments of $1.0 billion in its real estate investments, compared with $0.2 billion for the comparable period in 2009. Based on our historical experience, Real Estate investments with undiscounted cash flows in excess of carrying value of 0 to 5% are at most risk of impairment. Real Estate investments in this category at June 30, 2010 had a carrying value of $2.2 billion and an associated unrealized loss of approximately $0.7 billion. Continued deterioration in economic and market conditions may result in further impairments being recognized.

(69)

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

Interest on borrowings is primarily funded through interest earned on existing financing receivables. During the first six months of 2010, GECS earned interest income on financing receivables of $12.8 billion, which more than offset interest expense of $7.8 billion. Purchase obligations and other general obligations are funded through customer sales revenues (industrial) or collection of principal on our existing portfolio of loans and leases (financial services), cash on hand and operating cash flow.

We maintain a strong focus on our liquidity. Actions taken to strengthen and maintain our liquidity are described in the following section, as well as in the Liquidity and Borrowings section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 consolidated financial statements.

Cash and Equivalents

We have cash and equivalents of $73.8 billion at June 30, 2010, which is available to meet our needs. A substantial portion of this is freely available. About $9 billion is in regulated entities and is subject to regulatory restrictions. About $12 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis (without being subject to U.S. tax). We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets.

(70)

We have committed, unused credit lines totaling $51.7 billion that had been extended to us by 59 financial institutions at June 30, 2010. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $15.6 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At June 30, 2010, our aggregate cash and equivalents and committed credit lines were more than twice our GECS commercial paper borrowings balance.

Funding Plan

Our strategy has been to reduce our ending net investment in GE Capital. In the first six months of 2010, we reduced our GE Capital ending net investment, excluding cash and equivalents, to $487.0 billion through continued reductions, primarily collections exceeding originations by approximately $17.3 billion.

Our 2010 funding plan anticipates $38 billion of senior, unsecured debt issuance which we fully pre-funded during 2009. In the first six months of 2010, we completed issuances of $9.3 billion of senior, unsecured debt with maturities up to 13 years toward our 2011 long-term debt funding plan. Average commercial paper borrowings for GECS and GE in the second quarter of 2010 were $44.1 billion and $10.3 billion, respectively. Commercial paper maturities at GECS are funded principally through new issuances and at GE are repaid by quarter-end using available cash.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued on or before October 31, 2009. Our TLGP-guaranteed debt has remaining maturities in 2010 of $5 billion, $18 billion in 2011 and $35 billion in 2012. We anticipate funding of these and our other long-term debt maturities through a combination of new debt issuances, collections exceeding originations, alternative funding sources and use of existing cash.

Total alternative funding for the period ending June 30, 2010 is $60 billion, comprised mainly of $37 billion bank deposits, $10 billion secured funding and $8 billion GE Interest Plus notes. The comparable amount for December 31, 2009 is $63 billion. We have deposit-taking capability at 19 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years.

In addition, we securitize a number of types of financial assets in the ordinary course of business. These securitization transactions serve as alternative funding sources for a variety of assets that we originate, including credit card receivables, floorplan receivables, equipment loans and leases, trade receivables and other asset types. In the first six months of 2010, we completed issuances of $1.7 billion. Total non-recourse borrowings of CSEs at June 30, 2010 were $33 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 16 to the condensed, consolidated financial statements.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At June 30, 2010 and December 31, 2009, we were party to repurchase agreements totaling $0.1 billion and an insignificant amount, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

Dividends and Share Repurchase Program

On July 23, 2010, the GE Board of Directors increased our quarterly dividend 20% from $0.10 per outstanding share of common stock to $0.12 per outstanding share of common stock for shareholders of record at the close of business on September 20, 2010.

Also on July 23, 2010, the GE Board of Directors extended the existing share repurchase plan, which would have otherwise expired on December 31, 2010, through 2013. We will resume repurchases under the plan beginning in the third quarter of 2010.

(71)

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.08:1 during the first six months of 2010 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. If we continue to see improvements in GECC’s pre-tax results consistent with the first half of 2010, we would not expect any payment from GE to GECC in 2011 pursuant to the Income Maintenance Agreement. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 consolidated financial statements.

E. New Accounting Standards

On September 23, 2009, the FASB issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments also require certain software-enabled products to be accounted for under the general accounting standards for multiple component arrangements as opposed to accounting standards specifically applicable to software arrangements. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January  1, 2011. The impact of adopting these amendments is expected to be insignificant to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In July 2010, the United States District Court for the District of Connecticut granted our motion to dismiss in their entirety two purported class actions under the federal securities laws naming us, our chief executive officer, and our chief financial officer as defendants. These two actions, which we previously reported, alleged that we and our chief executive officer made false and misleading statements that artificially inflated our stock price between March 12, 2008 and April 10, 2008, when we announced that our results for the first quarter of 2008 would not meet our previous guidance and also lowered our full year guidance for 2008.

(72)

As previously reported, in October 2008, shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming us as defendant, as well as our chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. The case seeks unspecified damages. Our motion to dismiss the third amended complaint was fully briefed in April 2010 and is currently under consideration by the court. We intend to defend ourselves vigorously.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of General Electric Capital Corporation (GECC) have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GECC has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has been in discussions with the staff, including discussion of potential resolution of the matter. GE FCMS intends to continue these discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. In March 2008, GE FCMS and Trinity Funding Co., LLC (Trinity Funding) were served with a federal class action complaint asserting antitrust violations. This action was combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. The claims against GE FCMS and Trinity Funding in the federal class action complaint and the similar claims asserted in the other related actions were dismissed without prejudice. In June 2010, the State of West Virginia brought an action against GE FCMS asserting antitrust violations. In addition, GE FCMS and Trinity Funding also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008. GE FCMS and Trinity Funding are cooperating with those investigations.

As previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint principally alleges breaches of fiduciary duty and other causes of action related to the SEC matter which GE resolved in August 2009, and alleged resulting losses suffered by our financial services businesses. An additional derivative action making essentially the same claims was filed in May in the Southern District of New York as a related case. We intend to defend ourselves vigorously.

On July 27th, 2010, GE and the SEC announced that they had reached a settlement concerning the involvement in 2000-2003 of certain of its non-U.S. subsidiaries in the United Nations Oil-for-Food Program. GE also received confirmation from the Department of Justice that it has closed its investigation and will not be pursuing any criminal charges or taking any other action in this matter. In connection with the SEC settlement, which brings the SEC investigation of GE to a close, the SEC filed a civil complaint in the U.S. District Court for the District of Columbia alleging misconduct by two European subsidiaries of GE, and by subsidiaries of Amersham plc (“Amersham”) and Ionics, Inc. (“Ionics”) in 2000-2002, before GE acquired those businesses. Amersham was acquired by GE in 2004 and Ionics was acquired in 2005. The SEC alleges the conduct violated provisions of the Securities Exchange Act of 1934 that relate to keeping and maintaining accurate books and records and implementing sufficient controls to prevent inaccurate recording of transactions. To resolve both the alleged liabilities of its own subsidiaries and the alleged pre-acquisition liabilities of the subsidiaries that GE acquired, GE has agreed to pay a $1 million penalty and to disgorge the profits plus interest these subsidiaries are estimated to have earned on the transactions in the amount of approximately $22.5 million. Consistent with standard SEC practice, we neither admit nor deny the allegations in the SEC’s complaint.

(73)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period(a)	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program(a)(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2010
April	948	$18.80	716
May	777	$17.54	576
June	624	$15.80	502

Total	2,349	$17.59	1,794	$11.6 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.
(b)	This category includes 555 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.
(c)	This balance represents the number of shares that were repurchased from the GE Stock Direct Plan, a direct stock purchase plan that is available to the public. Repurchases from GE Stock Direct are part of the 2007 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2010. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct. Effective September 25, 2008, we suspended the Program for purchases other than from GE Stock Direct. Effective July 23, 2010, we extended the Program, which would have otherwise expired on December 31, 2010 through 2013. We will resume repurchases under the Program in the third quarter of 2010.

(74)

Item 6. Exhibits.

Exhibit 11	Computation of Per Share Earnings*.

Exhibit 12(a)	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.

Exhibit 99(b)	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (Commission file number 001-06461)).

Exhibit 101	The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and six months ended June 30, 2010 and 2009, (ii) Condensed Statement of Financial Position at June 30, 2010 and December 31, 2009, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements**.

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

(75)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company

(Registrant)

August 2, 2010	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(76)