Form 10-Q
period 2010-09-30
GENERAL ELECTRIC CO
filed 2010-11-03
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 10,654,718,000 shares of common stock with a par value of $0.06 per share outstanding at September 24, 2010.

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended September 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions, except share amounts)	2010	2009	2010	2009	2010	2009

Revenues
Sales of goods	$14,525	$14,627	$14,485	$14,486	$40	$213
Sales of services	9,076	10,516	9,108	10,639	–	–
Other income	187	438	223	476	–	–
GECS earnings from continuing operations	–	–	832	133	–	–
GECS revenues from services	12,100	12,218	–	–	12,429	12,533

Total revenues	35,888	37,799	24,648	25,734	12,469	12,746

Costs and expenses
Cost of goods sold	10,557	11,775	10,517	11,666	39	181
Cost of services sold	6,069	6,773	6,102	6,897	–	–
Interest and other financial charges	4,039	4,322	393	352	3,790	4,128
Investment contracts, insurance losses and insurance annuity benefits	741	732	–	–	796	785
Provision for losses on financing receivables	1,696	2,868	–	–	1,696	2,868
Other costs and expenses	9,146	9,354	3,632	3,714	5,680	5,781

Total costs and expenses	32,248	35,824	20,644	22,629	12,001	13,743

Earnings (loss) from continuing operations before income taxes	3,640	1,975	4,004	3,105	468	(997)
Benefit (provision) for income taxes	(318)	484	(705)	(654)	387	1,138

Earnings from continuing operations	3,322	2,459	3,299	2,451	855	141
Earnings (loss) from discontinued operations, net of taxes	(1,105)	40	(1,105)	40	(1,104)	40

Net earnings (loss)	2,217	2,499	2,194	2,491	(249)	181
Less net earnings (loss) attributable to noncontrolling interests	162	5	139	(3)	23	8

Net earnings (loss) attributable to the Company	2,055	2,494	2,055	2,494	(272)	173
Preferred stock dividends declared	(75)	(75)	(75)	(75)	–	–

Net earnings (loss) attributable to GE common shareowners	$1,980	$2,419	$1,980	$2,419	$(272)	$173

Amounts attributable to the Company
Earnings from continuing operations	$3,160	$2,454	$3,160	$2,454	$832	$133
Earnings (loss) from discontinued operations, net of taxes	(1,105)	40	(1,105)	40	(1,104)	40

Net earnings (loss) attributable to the Company	$2,055	$2,494	$2,055	$2,494	$(272)	$173

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.29	$0.22
Basic earnings per share	$0.29	$0.22

Net earnings
Diluted earnings per share	$0.18	$0.23
Basic earnings per share	$0.18	$0.23

Dividends declared per common share	$0.12	$0.10

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(3)

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Nine months ended September 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions, except share amounts)	2010	2009	2010	2009	2010	2009

Revenues
Sales of goods	$43,195	$44,605	$42,710	$44,000	$489	$691
Sales of services	28,583	30,743	28,795	31,159	–	–
Other income	815	900	903	1,035	–	–
GECS earnings from continuing operations	–	–	2,193	1,479	–	–
GECS revenues from services	37,344	39,097	–	–	38,299	39,969

Total revenues	109,937	115,345	74,601	77,673	38,788	40,660

Costs and expenses
Cost of goods sold	32,258	35,658	31,803	35,175	458	569
Cost of services sold	19,076	19,760	19,288	20,177	–	–
Interest and other financial charges	12,371	14,302	1,166	1,076	11,598	13,717
Investment contracts, insurance losses and insurance annuity benefits	2,210	2,257	–	–	2,353	2,381
Provision for losses on financing receivables	5,968	8,021	–	–	5,968	8,021
Other costs and expenses	27,300	27,624	10,758	10,634	17,050	17,381

Total costs and expenses	99,183	107,622	63,015	67,062	37,427	42,069

Earnings (loss) from continuing operations before income taxes	10,754	7,723	11,586	10,611	1,361	(1,409)
Benefit (provision) for income taxes	(1,634)	566	(2,479)	(2,393)	845	2,959

Earnings from continuing operations	9,120	8,289	9,107	8,218	2,206	1,550
Loss from discontinued operations, net of taxes	(1,683)	(175)	(1,683)	(175)	(1,679)	(157)

Net earnings	7,437	8,114	7,424	8,043	527	1,393
Less net earnings attributable to noncontrolling interests	328	102	315	31	13	71

Net earnings attributable to the Company	7,109	8,012	7,109	8,012	514	1,322
Preferred stock dividends declared	(225)	(225)	(225)	(225)	–	–

Net earnings attributable to GE common shareowners	$6,884	$7,787	$6,884	$7,787	$514	$1,322

Amounts attributable to the Company
Earnings from continuing operations	$8,792	$8,187	$8,792	$8,187	$2,193	$1,479
Loss from discontinued operations, net of taxes	(1,683)	(175)	(1,683)	(175)	(1,679)	(157)

Net earnings attributable to the Company	$7,109	$8,012	$7,109	$8,012	$514	$1,322

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.80	$0.75
Basic earnings per share	$0.80	$0.75

Net earnings
Diluted earnings per share	$0.64	$0.73
Basic earnings per share	$0.64	$0.73

Dividends declared per common share	$0.32	$0.51

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(4)

General Electric Company and consolidated affiliates

Condensed Statement of Financial Position

	Consolidated		GE(a)		Financial Services (GECS)
(In millions, except share amounts)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$78,392	$72,260	$12,999	$8,654	$66,016	$64,356
Investment securities	45,690	51,941	18	30	45,674	51,913
Current receivables	17,738	16,458	9,704	9,818	–	–
Inventories	11,997	11,987	11,935	11,916	62	71
Financing receivables – net	322,294	329,232	–	–	331,343	336,926
Other GECS receivables	8,672	14,177	–	–	13,324	18,752
Property, plant and equipment – net	65,538	69,212	11,848	12,495	53,690	56,717
Investment in GECS	–	–	66,853	70,833	–	–
Goodwill	64,128	65,574	36,300	36,613	27,828	28,961
Other intangible assets – net	10,231	11,929	7,954	8,450	2,277	3,479
All other assets	98,842	103,417	17,409	17,097	82,440	87,471
Assets of businesses held for sale	33,969	34,111	33,183	33,986	786	125
Assets of discontinued operations	1,333	1,520	50	50	1,283	1,470

Total assets(b)	$758,824	$781,818	$208,253	$209,942	$624,723	$650,241

Liabilities and equity
Short-term borrowings	$114,879	$130,252	$393	$504	$115,750	$131,137
Accounts payable, principally trade accounts	14,617	19,703	10,438	10,373	8,335	13,275
Progress collections and price adjustments accrued	11,048	12,192	11,653	12,957	–	–
Other GE current liabilities	14,864	14,527	14,864	14,527	–	–
Non-recourse borrowings of consolidated securitization entities	30,497	3,883	–	–	30,497	3,883
Bank deposits	41,928	38,923	–	–	41,928	38,923
Long-term borrowings	307,517	337,134	9,962	11,681	298,277	326,391
Investment contracts, insurance liabilities and insurance annuity benefits	31,255	31,641	–	–	31,688	32,009
All other liabilities	56,602	58,861	35,075	35,232	21,646	23,756
Deferred income taxes	1,993	2,173	(3,926)	(4,620)	5,919	6,793
Liabilities of businesses held for sale	10,592	6,092	10,146	6,037	446	55
Liabilities of discontinued operations	2,422	1,301	164	163	2,258	1,138

Total liabilities(b)	638,214	656,682	88,769	86,854	556,744	577,360

Preferred stock (30,000 shares outstanding at both September 30, 2010 and December 31, 2009)	–	–	–	–	–	–
Common stock (10,654,718,000 and 10,663,075,000 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	702	702	702	702	1	1
Accumulated other comprehensive income – net(c)
Investment securities	(615)	(435)	(615)	(435)	(617)	(436)
Currency translation adjustments	(963)	3,836	(963)	3,836	(1,592)	1,372
Cash flow hedges	(1,529)	(1,734)	(1,529)	(1,734)	(1,529)	(1,769)
Benefit plans	(15,657)	(16,932)	(15,657)	(16,932)	(383)	(434)
Other capital	36,982	37,729	36,982	37,729	27,583	27,591
Retained earnings	128,126	126,363	128,126	126,363	43,390	44,508
Less common stock held in treasury	(31,510)	(32,238)	(31,510)	(32,238)	–	–

Total GE shareowners’ equity	115,536	117,291	115,536	117,291	66,853	70,833
Noncontrolling interests(d)	5,074	7,845	3,948	5,797	1,126	2,048

Total equity	120,610	125,136	119,484	123,088	67,979	72,881

Total liabilities and equity	$758,824	$781,818	$208,253	$209,942	$624,723	$650,241

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.
(b)	Our consolidated assets at September 30, 2010 include total assets of $49,945 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $40,168 million and investment securities of $7,213 million. Our consolidated liabilities at September 30, 2010 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,833 million. See Note 16.
(c)	The sum of accumulated other comprehensive income - net was $(18,764) million and $(15,265) million at September 30, 2010 and December 31, 2009, respectively.
(d)	Included accumulated other comprehensive income - net attributable to noncontrolling interests of $(161) million and $(188) million at September 30, 2010 and December 31, 2009, respectively.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns.

(5)

General Electric Company and consolidated affiliates

Condensed Statement of Cash Flows

	Nine months ended September 30 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions)	2010	2009	2010	2009	2010	2009
Cash flows – operating activities
Net earnings	$7,437	$8,114	$7,424	$8,043	$527	$1,393
Less net earnings attributable to noncontrolling interests	328	102	315	31	13	71

Net earnings attributable to the Company	7,109	8,012	7,109	8,012	514	1,322
Loss from discontinued operations	1,683	175	1,683	175	1,679	157
Adjustments to reconcile net earnings attributable to the Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	7,477	7,893	1,668	1,696	5,809	6,197
Earnings from continuing operations retained by GECS	–	–	(2,193)	(1,479)	–	–
Deferred income taxes	(1,735)	281	(198)	(179)	(1,537)	460
Decrease (increase) in GE current receivables	689	2,181	307	2,330	–	–
Decrease (increase) in inventories	(118)	350	(82)	412	9	(2)
Increase (decrease) in accounts payable	1,037	(1,355)	639	(869)	609	(1,288)
Increase (decrease) in GE progress collections	(1,291)	(194)	(1,366)	5	–	–
Provision for losses on GECS financing receivables	5,968	8,021	–	–	5,968	8,021
All other operating activities	5,836	(11,374)	2,575	1,339	3,464	(12,898)

Cash from (used for) operating activities – continuing operations	26,655	13,990	10,142	11,442	16,515	1,969
Cash from (used for) operating activities – discontinued operations	(179)	(62)	–	(2)	(179)	(60)

Cash from (used for) operating activities	26,476	13,928	10,142	11,440	16,336	1,909

Cash flows – investing activities
Additions to property, plant and equipment	(4,415)	(5,808)	(1,484)	(1,770)	(3,138)	(4,231)
Dispositions of property, plant and equipment	3,106	3,689	–	–	3,106	3,689
Net decrease (increase) in GECS financing receivables	25,798	37,117	–	–	26,543	36,953
Proceeds from principal business dispositions	2,787	9,676	1,712	858	905	8,818
Payments for principal businesses purchased	(576)	(5,994)	(15)	(357)	(561)	(5,637)
Capital contribution from GE to GECS	–	–	–	(9,500)	–	–
All other investing activities	7,728	(3,707)	(270)	(2)	7,842	(2,781)

Cash from (used for) investing activities – continuing operations	34,428	34,973	(57)	(10,771)	34,697	36,811
Cash from (used for) investing activities – discontinued operations	112	66	–	2	112	64

Cash from (used for) investing activities	34,540	35,039	(57)	(10,769)	34,809	36,875

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,985)	(23,578)	(1,288)	(12)	(822)	(24,390)
Net increase (decrease) in bank deposits	4,159	(6,072)	–	–	4,159	(6,072)
Newly issued debt (maturities longer than 90 days)	31,424	70,270	4,133	1,825	27,075	68,623
Repayments and other reductions (maturities longer than 90 days)	(78,774)	(66,517)	(2,251)	(1,598)	(76,523)	(64,919)
Net dispositions (purchases) of GE shares for treasury	(438)	498	(438)	498	–	–
Dividends paid to shareowners	(3,434)	(7,845)	(3,434)	(7,845)	–	–
Capital contribution from GE to GECS	–	–	–	–	–	9,500
Purchase of subsidiary shares from noncontrolling interest	(2,000)	–	(2,000)	–	–	–
All other financing activities	(2,678)	(2,324)	(274)	(445)	(2,404)	(1,879)

Cash from (used for) financing activities – continuing operations	(53,726)	(35,568)	(5,552)	(7,577)	(48,515)	(19,137)
Cash from (used for) financing activities – discontinued operations	–	–	–	–	–	–

Cash from (used for) financing activities	(53,726)	(35,568)	(5,552)	(7,577)	(48,515)	(19,137)

Effect of currency exchange rate changes on cash and equivalents	(1,225)	(208)	(188)	23	(1,037)	(231)

Increase (decrease) in cash and equivalents	6,065	13,191	4,345	(6,883)	1,593	19,416
Cash and equivalents at beginning of year	72,444	48,367	8,654	12,090	64,540	37,666

Cash and equivalents at September 30	78,509	61,558	12,999	5,207	66,133	57,082
Less cash and equivalents of discontinued operations at September 30	117	184	–	–	117	184

Cash and equivalents of continuing operations at September 30	$78,392	$61,374	$12,999	$5,207	$66,016	$56,898

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See accompanying notes. Separate information is shown for “GE” and “Financial Services (GECS).” Transactions between GE and GECS have been eliminated from the “Consolidated” columns and are discussed in Note 17.

(6)

Summary of Operating Segments

General Electric Company and consolidated affiliates

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2010	2009	2010	2009

Revenues
Energy Infrastructure(a)	$8,359	$9,769	$26,554	$29,310
Technology Infrastructure(a)	9,210	9,306	26,930	28,466
NBC Universal	4,069	4,079	12,139	11,168
GE Capital(a)	11,616	12,005	36,244	38,516
Home & Business Solutions(a)	2,125	2,136	6,315	6,229

Total segment revenues	35,379	37,295	108,182	113,689
Corporate items and eliminations	509	504	1,755	1,656

Consolidated revenues	$35,888	$37,799	$109,937	$115,345

Segment profit(b)
Energy Infrastructure(a)	$1,656	$1,649	$5,047	$4,830
Technology Infrastructure(a)	1,474	1,645	4,431	5,090
NBC Universal	625	732	1,431	1,662
GE Capital(a)	871	141	2,308	1,601
Home & Business Solutions(a)	104	104	318	239

Total segment profit	4,730	4,271	13,535	13,422
Corporate items and eliminations	(472)	(811)	(1,098)	(1,766)
GE interest and other financial charges	(393)	(352)	(1,166)	(1,076)
GE provision for income taxes	(705)	(654)	(2,479)	(2,393)

Earnings from continuing operations attributable to the Company	3,160	2,454	8,792	8,187
Earnings (loss) from discontinued operations, net of taxes, attributable to the Company	(1,105)	40	(1,683)	(175)

Consolidated net earnings attributable to the Company	$2,055	$2,494	$7,109	$8,012

(a)	Effective January 1, 2010, we reorganized our segments. We have reclassified prior-period amounts to conform to the current-period presentation. See Note 1 for a description of the reorganization.
(b)	Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes, and may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Technology Infrastructure, NBC Universal and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital.

See accompanying notes.

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

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the condensed, consolidated financial statements relates to continuing operations.

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

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

NBC Universal

On December 3, 2009, we entered into an agreement with Comcast Corporation (Comcast) to transfer the assets of the NBCU business to a newly formed entity, which will consist of our NBCU businesses and Comcast’s cable networks, regional sports networks, certain digital properties and certain unconsolidated investments. Pursuant to the transaction, we currently expect to receive $6,400 million in cash from Comcast ($7,100 million less certain adjustments based on various events between contract signing and closing) and will own a 49% interest in the newly formed entity, which we will account for under the equity method. The transaction is subject to receipt of various regulatory approvals and is expected to close within the next three months.

On September 26, 2010, we acquired approximately 38% of Vivendi S.A.’s (Vivendi) interest in NBCU (7.7% of NBCU’s outstanding shares) for $2,000 million. Provided the transaction described above subsequently closes, we will acquire the remaining Vivendi interest in NBCU for $3,578 million and make an additional payment of $222 million related to the previously purchased shares.

(9)

On March 19, 2010, NBCU entered into a three-year credit agreement and a 364-day bridge loan agreement. On April 30, 2010, NBCU issued $4,000 million of senior, unsecured notes with maturities ranging from 2015 to 2040 (interest rates ranging from 3.65% to 6.40%). On October 4, 2010, NBCU issued $5,100 million of senior, unsecured notes with maturities ranging from 2014 to 2041 (interest rates ranging from 2.10% to 5.95%). Subsequent to these issuances, the credit agreement and bridge loan agreement were terminated, with a $750 million revolving credit agreement remaining in effect. If the transaction described above has not closed before June 10, 2011 or such earlier date as the master agreement governing the transaction is terminated, NBCU will redeem the senior, unsecured notes at a redemption price equal to 101% of the aggregate principal amount. Proceeds from these issuances were transferred to us. Following the completion of the sale, we expect to realize approximately $7,900 million in cash after debt reduction, transaction fees and the buyout of the Vivendi interest in NBCU.

With respect to our 49% interest in the newly formed entity, we will hold redemption rights, which, if exercised, cause the entity to purchase half of our ownership interest after 3.5 years and the remaining half after 7 years subject to certain exceptions, conditions and limitations. Our interest will also be subject to call provisions, which, if exercised, allow Comcast to purchase our interest at specified times subject to certain exceptions. The redemption price for such transactions is determined pursuant to a formula specified in the agreement.

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

At September 30, 2010, NBCU assets and liabilities of $33,180 million and $10,146 million, respectively, were classified as held for sale. The major classes of assets are current receivables ($2,019 million), property, plant and equipment – net ($1,976 million), goodwill and other intangible assets – net ($22,239 million) and all other assets ($6,813 million), including film and television production costs of $4,551 million. The major classes of liabilities are accounts payable ($516 million), other GE current liabilities ($3,745 million), all other liabilities ($1,207 million) and long-term borrowings ($4,810 million).

Other

On February 28, 2010, we completed the sale of our Security business for $1,787 million. Assets and liabilities of $1,780 million and $282 million, respectively, were classified as held for sale at December 31, 2009.

In June 2010, we committed to sell our GE Capital Consumer businesses in Indonesia and Argentina. In September 2010, we committed to sell our GE Capital Consumer business in Brazil. Assets of $756 million and liabilities of $396 million were classified as held for sale at September 30, 2010.

(10)

Summarized financial information for businesses held for sale is shown below.

(In millions)	September 30, 2010	December 31, 2009

Assets
Cash and equivalents	$66	$–
Current receivables	2,019	2,188
Financing receivables – net	590	–
Property, plant and equipment – net	2,018	1,978
Goodwill	19,601	20,086
Other intangible assets – net	2,676	2,866
All other assets	6,838	6,621
Other	161	372

Assets of businesses held for sale	$33,969	$34,111

Liabilities
Accounts payable	$533	$451
Other GE current liabilities	3,745	4,139
All other liabilities	1,193	1,447
Long-term borrowings	4,860	2
Other	261	53

Liabilities of businesses held for sale	$10,592	$6,092

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

Summarized financial information for discontinued GECS operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Total revenues	$(1)	$4	$(4)	$(4)

Earnings (loss) from discontinued operations, net of taxes
Loss from operations	$(4)	$(5)	$(13)	$(75)
Earnings (loss) on disposal	(1,100)	45	(1,666)	(82)

Total earnings (loss) from discontinued operations, net of taxes	$(1,104)	$40	$(1,679)	$(157)

Assets of GECS discontinued operations were $1,283 million and $1,470 million at September 30, 2010 and December 31, 2009, respectively, and primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business. Liabilities of GECS discontinued operations were $2,258 million and $1,138 million at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we recorded incremental reserves of $1,666 million for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan. During the first quarter of 2010, we also reduced tax reserves by $325 million related to resolution of an uncertain tax position in Japan, but were required to record an offsetting valuation allowance on our deferred tax asset in Japan.

(11)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell our Japanese personal loan business, Lake, upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss of $361 million in 2008. In connection with the sale, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese Yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we began making reimbursements under this arrangement.

We update our estimate of our share of expected excess interest refund claim losses quarterly. We recorded a reserve of $132 million in the second quarter of 2009 for our estimated share of incremental losses under the loss-sharing provisions of the agreement based on our experience at that time. In 2010, our overall claims experience has developed unfavorably. While the number of new claims continues to decline from 2009, the pace of the decline has been slower than expected and claims severity has increased. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. During the first six months of 2010, we accrued $566 million of incremental reserves for these claims.

While our average daily claims continued to decline through August 2010, we observed an increase in claims during September 2010 and higher call and claim volume in October 2010. Additionally, a large independent personal loan company in Japan filed for bankruptcy in September 2010. Based on these factors and additional analysis completed in the third quarter, we recorded an adjustment to our reserves of $1,100 million to bring the reserve to a better estimate of our probable loss. This adjustment primarily reflects revisions in our assumptions and calculations of the number of estimated probable future incoming claims, increases in claims severity assumptions, reflecting recent trends in amounts paid per claim, and higher estimates of loss for claims in process of settlement. As of September 30, 2010, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,667 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at September 30, 2010 assumes the pace of incoming claims will decelerate (but at a lower rate than we had previously assumed), average exposure per claim remains consistent with recent experience, and we see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. For example, our estimate assumes incoming average daily claims will decline at a long-term average of four percent monthly. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

Based on what we know today, we believe that our reserve for excess interest refund claims represents a better estimate of our probable loss. Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, market activity regarding other personal loan companies and consumer activity, may continue to have an adverse effect on claims development.

(12)

GE Money Japan revenues from discontinued operations were an insignificant amount in both the third quarter of 2010 and 2009 and both the nine months ended September 30, 2010 and 2009, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $1,101 million and $10 million in the third quarters of 2010 and 2009, respectively, and $1,672 million and $142 million for the nine months ended September 30, 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a servicer of any loans. In connection with our sale transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representation and warranties were not met. All claims received for early payment default have either been resolved or are no longer being pursued.

Pending claims for unmet representations and warranties have declined from approximately $800 million at December 31, 2009 to approximately $250 million at September 30, 2010. Reserves related to unmet contractual representations and warranties were $101 million at September 30, 2010, and $205 million at December 31, 2009. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations.

Through September 30, 2010, WMC has not experienced a significant change in the trends related to repurchase requests and WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligation. Actual losses could exceed the reserve amount if actual claim rates, valid tenders or losses WMC incurs on repurchased loans are higher than historically observed.

WMC revenues from discontinued operations were $(1) million and $4 million in the third quarters of 2010 and 2009, respectively, and $(4) million and $(5) million for the nine months ended September 30, 2010 and 2009, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $(2) million and $3 million in the third quarters of 2010 and 2009, respectively, and $(5) million and $(8) million for the nine months ended September 30, 2010 and 2009, respectively.

GE Industrial

GE industrial losses from discontinued operations, net of taxes, were $1 million and an insignificant amount in the third quarters of 2010 and 2009, respectively, and $4 million and $18 million for the nine months ended September 30, 2010 and 2009, respectively. The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

Assets of GE industrial discontinued operations were $50 million at both September 30, 2010 and December 31, 2009. Liabilities of GE industrial discontinued operations were $164 million and $163 million at September 30, 2010, and December 31, 2009, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

(13)

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. We do not have any securities classified as held to maturity.

	At
	September 30, 2010				December 31, 2009
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

GE
Debt – U.S. corporate	$2	$–	$–	$2	$12	$4	$(1)	$15
Equity – available-for-sale	16	–	–	16	14	1	–	15

	18	–	–	18	26	5	(1)	30

GECS
Debt
U.S. corporate	22,194	2,357	(199)	24,352	22,778	973	(724)	23,027
State and municipal	2,960	185	(176)	2,969	2,638	42	(278)	2,402
Residential mortgage- backed(a)	3,335	138	(460)	3,013	4,005	79	(766)	3,318
Commercial mortgage-backed	2,834	193	(182)	2,845	3,053	89	(440)	2,702
Asset-backed	3,360	99	(233)	3,226	2,994	48	(305)	2,737
Corporate – non-U.S.	2,369	91	(82)	2,378	1,831	59	(50)	1,840
Government – non-U.S.	2,482	101	(48)	2,535	2,902	63	(29)	2,936
U.S. government and federal agency	3,086	73	(9)	3,150	2,628	46	–	2,674
Retained interests(b)	56	10	(25)	41	8,479	392	(40)	8,831
Equity
Available-for-sale	550	183	(26)	707	489	242	(5)	726
Trading	458	–	–	458	720	–	–	720

	43,684	3,430	(1,440)	45,674	52,517	2,033	(2,637)	51,913

Eliminations	(2)	–	–	(2)	(2)	–	–	(2)

Total	$43,700	$3,430	$(1,440)	$45,690	$52,541	$2,038	$(2,638)	$51,941

(a)	Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at September 30, 2010, $1,233 million relates to securities issued by government sponsored entities and $1,780 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

(b)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 16.

The fair value of investment securities decreased to $45,690 million at September 30, 2010, from $51,941 million at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions and purchases in our run-off insurance operations.

(14)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
(In millions)	Estimated fair value	Gross unrealized losses	(a)	Estimated fair value	Gross unrealized losses	(a)

September 30, 2010
Debt
U.S. corporate	$216	$(7)		$2,324	$(192)
State and municipal	165	(11)		548	(165)
Residential mortgage-backed	32	(2)		1,353	(458)
Commercial mortgage-backed	25	(1)		784	(181)
Asset-backed	81	(16)		944	(217)
Corporate – non-U.S.	333	(30)		722	(52)
Government – non-U.S.	682	(3)		137	(45)
U.S. government and federal agency	272	(9)		–	–
Retained interests	–	–		14	(25)
Equity	169	(25)		5	(1)

Total	$1,975	$(104)		$6,831	$(1,336)

December 31, 2009
Debt
U.S. corporate	$2,818	$(78)		$4,802	$(647)
State and municipal	920	(139)		614	(139)
Residential mortgage-backed	118	(14)		1,678	(752)
Commercial mortgage-backed	167	(5)		1,293	(435)
Asset-backed	126	(11)		1,342	(294)
Corporate – non-U.S.	374	(18)		481	(32)
Government – non-U.S.	399	(4)		224	(25)
U.S. government and federal agency	–	–		–	–
Retained interests	208	(16)		27	(24)
Equity	92	(2)		10	(3)

Total	$5,222	$(287)		$10,471	$(2,351)

(a)	At September 30, 2010, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(399) million, of which $(296) million related to RMBS. Gross unrealized losses related to those securities at September 30, 2010 amounted to $(271) million, of which $(185) million related to RMBS.

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $62 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the nine months ended September 30, 2010 have not changed from those described in our 2009 consolidated financial statements. See Note 3 in our 2009 consolidated financial statements, for additional information regarding these methodologies and inputs.

(15)

During the third quarter of 2010, we recorded pre-tax, other-than-temporary impairments of $38 million, of which $31 million was recorded through earnings ($23 million relates to equity securities) and $7 million was recorded in accumulated other comprehensive income (AOCI). At July 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $428 million. During the third quarter, we recognized first time impairments of $2 million and incremental charges on previously impaired securities of $1 million. These amounts included $1 million related to securities that were subsequently sold.

During the nine months ended September 30, 2010, we recorded pre-tax, other-than-temporary impairments of $297 million, of which $166 million was recorded through earnings ($24 million relates to equity securities) and $131 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $340 million. During the nine months ended September 30, 2010, we recognized first time impairments of $94 million and incremental charges on previously impaired securities of $37 million. These amounts included $40 million related to securities that were subsequently sold.

During the third quarter of 2009, we recorded pre-tax, other-than-temporary impairments of $325 million, of which $161 million was recorded through earnings ($26 million relates to equity securities), and $164 million was recorded in AOCI. At July 1, 2009, cumulative impairments recognized in earnings associated with debt securities still held were $499 million. During the third quarter, we recognized first time impairments of $48 million and incremental charges on previously impaired securities of $55 million. Previous credit impairments related to securities sold were $82 million.

During the nine months ended September 30, 2009, we recognized impairments of $921 million, of which $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320, Investments – Debt and Equity Securities. Subsequent to April 1, 2009, first time and incremental credit impairments were $74 million and $204 million, respectively. Previous credit impairments related to securities sold were $82 million.

Contractual Maturities of GECS Investment in Available-for-Sale Debt Securities (Excluding Mortgage-

Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2010	$3,944	$3,967
2011-2014	7,241	7,499
2015-2019	4,362	4,581
2020 and later	17,544	19,337

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

(16)

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

GE
Gains	$–	$–	$–	$–
Losses, including impairments	–	–	–	(172)

Net	–	–	–	(172)

GECS
Gains	35	55	168	114
Losses, including impairments	(46)	(186)	(191)	(534)

Net	(11)	(131)	(23)	(420)

Total	$(11)	$(131)	$(23)	$(592)

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $4,878 million and $3,786 million in the third quarters of 2010 and 2009, respectively, and $12,467 million and $7,418 million for the nine months ended September 30, 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries.

We recognized net pre-tax gains on trading securities of $33 million and $29 million in the third quarters of 2010 and 2009, respectively, and $52 million and $273 million for the nine months ended September 30, 2010 and 2009, respectively.

4. INVENTORIES

Inventories consisted of the following.

	At
(In millions)	September 30, 2010	December 31, 2009

Raw materials and work in process	$7,262	$7,581
Finished goods	4,806	4,176
Unbilled shipments	388	759

	12,456	12,516
Less revaluation to LIFO	(459)	(529)

Total	$11,997	$11,987

(17)

5. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS financing receivables – net, consisted of the following.

	At
(In millions)	September 30, 2010	January 1, 2010(a)	December 31, 2009

Loans, net of deferred income	$293,133	$331,710	$290,586
Investment in financing leases, net of deferred income	47,357	55,209	54,445

	340,490	386,919	345,031
Less allowance for losses	(9,147)	(9,805)	(8,105)

Financing receivables – net(b)	$331,343	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Financing receivables at September 30, 2010 and December 31, 2009 included $1,631 million and $2,704 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

	At
(In millions)	September 30, 2010	January 1, 2010(a)	December 31, 2009

CLL(b)
Americas	$89,769	$99,666	$87,496
Europe	36,969	43,403	41,455
Asia	12,192	13,159	13,202
Other	2,651	2,836	2,836

	141,581	159,064	144,989

Consumer(b)
Non-U.S. residential mortgages	49,239	58,345	58,345
Non-U.S. installment and revolving credit	22,729	24,976	24,976
U.S. installment and revolving credit	42,782	47,171	23,190
Non-U.S. auto	10,038	13,344	13,344
Other	10,035	11,688	11,688

	134,823	155,524	131,543

Real Estate	42,481	48,673	44,841

Energy Financial Services	7,291	7,790	7,790

GECAS(b)	12,227	13,254	13,254

Other(c)	2,087	2,614	2,614

	340,490	386,919	345,031
Less allowance for losses	(9,147)	(9,805)	(8,105)

Total	$331,343	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Primarily consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

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

Further information pertaining to loans classified as impaired and specific reserves is included in the tables below.

	At
(In millions)	September 30, 2010	January 1, 2010(a)	December 31, 2009

Loans requiring allowance for losses	$12,764	$9,541	$9,145
Loans expected to be fully recoverable	4,405	3,914	3,741

Total impaired loans	$17,169	$13,455	$12,886

Allowance for losses (specific reserves)	$3,175	$2,376	$2,331
Average investment during the period	14,956	(c)	8,493
Interest income earned while impaired(b)	339	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Recognized principally on cash basis for the nine months ended September 30, 2010, and the year ended December 31, 2009, respectively.
(c)	Not applicable.

	At
	September 30, 2010		January 1, 2010(a)		December 31, 2009
(In millions)	Impaired Loans	Specific Reserves	Impaired Loans	Specific Reserves	Impaired Loans	Specific Reserves

Commercial(b)	$5,662	$1,141	$5,084	$1,031	$4,985	$1,073
Consumer	2,418	516	1,747	307	1,383	241
Real Estate	9,089	1,518	6,624	1,038	6,518	1,017

Total	$17,169	$3,175	$13,455	$2,376	$12,886	$2,331

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Comprises CLL, GECAS and Energy Financial Services.

Impaired loans increased by $3,714 million from January 1, 2010, to September 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values, particularly in U.S. and Japanese collateral. The increase in Real Estate specific reserves is consistent with the increase in impaired loans, as well as value declines since January 1, 2010. Of our $9,089 million impaired loans at Real Estate at September 30, 2010, $6,527 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

(19)

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR. Such loans are classified as impaired, and specific reserves are determined based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate, or collateral value as a practical expedient in accordance with the requirements of ASC 310-10-35. As of September 30, 2010, TDRs included in impaired loans were $7,829 million, primarily relating to Real Estate ($3,118 million), CLL ($2,463 million) and Consumer ($2,162 million). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($364 million).

GECS Allowance for Losses on Financing Receivables

(In millions)	Balance December 31, 2009	Adoption of ASU 2009- 16 & 17	(a)	Balance January 1, 2010	Provision charged to operations	Other(b)	Gross write-offs	(d)	Recoveries	(d)	Balance September 30, 2010

CLL(c)
Americas	$1,179	$66		$1,245	$823	$(20)	$(787)		$95		$1,356
Europe	575	–		575	190	(47)	(348)		41		411
Asia	244	(10)		234	131	(10)	(118)		15		252
Other	11	–		11	(3)	–	–		–		8

Consumer(c)
Non-U.S. residential
mortgages	949	–		949	243	(57)	(281)		68		922
Non-U.S. installment
and revolving credit	1,181	–		1,181	874	(44)	(1,401)		433		1,043
U.S. installment and
revolving credit	1,698	1,602		3,300	2,405	(4)	(3,401)		372		2,672
Non-U.S. auto	308	–		308	78	(34)	(286)		142		208
Other	300	–		300	213	(24)	(298)		64		255

Real Estate	1,494	42		1,536	918	(2)	(597)		2		1,857

Energy Financial Services	28	–		28	56	1	–		–		85

GECAS(c)	104	–		104	17	–	(96)		–		25

Other	34	–		34	23	(2)	(3)		1		53

Total	$8,105	$1,700		$9,805	$5,968	$(243)	$(7,616)		$1,233		$9,147

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

(c)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(d)	Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year which may identify further deterioration on existing financing receivables.

(20)

(In millions)	Balance January 1, 2009	Provision charged to operations	Other(a)	Gross write-offs	Recoveries	Balance September 30, 2009

CLL(b)
Americas	$843	$969	$(34)	$(746)	$66	$1,098
Europe	311	458	10	(299)	53	533
Asia	163	188	8	(136)	19	242
Other	4	4	3	(5)	–	6

Consumer(b)
Non-U.S. residential mortgages	381	804	82	(423)	129	973
Non-U.S. installment and revolving credit	1,049	1,335	40	(1,691)	375	1,108
U.S. installment and revolving credit	1,700	2,631	(761)	(2,134)	132	1,568
Non-U.S. auto	203	346	45	(435)	137	296
Other	226	257	9	(273)	39	258

Real Estate	301	903	13	(190)	1	1,028

Energy Financial Services	58	42	1	–	–	101

GECAS	58	69	(1)	–	–	126

Other	28	15	–	(22)	2	23

Total	$5,325	$8,021	$(585)	$(6,354)	$953	$7,360

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

6. Property, Plant and Equipment

Property, plant and equipment – net, consisted of the following.

	At
(In millions)	September 30, 2010	December 31, 2009

Original cost	$110,234	$113,315
Less accumulated depreciation and amortization	(44,696)	(44,103)

Property, plant and equipment – net	$65,538	$69,212

Consolidated depreciation and amortization related to property, plant and equipment was $2,622 million and $2,658 million for the third quarters of 2010 and 2009, respectively, and $7,477 million and $7,893 million for the nine months ended September 30, 2010 and 2009, respectively.

(21)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
(In millions)	September 30, 2010	December 31, 2009

Goodwill	$64,128	$65,574

Other intangible assets
Intangible assets subject to amortization	$10,127	$11,824
Indefinite-lived intangible assets(a)	104	105

Total	$10,231	$11,929

(a)	Indefinite-lived intangible assets principally comprised trademarks and tradenames.

Changes in goodwill balances follow.

(In millions)	Balance January 1, 2010	Acquisitions	Dispositions, currency exchange and other	Balance September 30, 2010

Energy Infrastructure	$12,777	$36	$(84)	$12,729
Technology Infrastructure	22,648	10	(104)	22,554
GE Capital	28,961	21	(1,154)	27,828
Home & Business Solutions	1,188	–	(171)	1,017

Total	$65,574	$67	$(1,513)	$64,128

Goodwill balances decreased $1,446 million during the nine months ended September 30, 2010, primarily as a result of the stronger U.S. dollar ($802 million) and the deconsolidation of Regency Energy Partners L.P. (Regency) at GE Capital ($557 million).

On May 26, 2010, we sold our general partnership interest in Regency, a midstream natural gas services provider, and retained a 21% limited partnership interest. This resulted in the deconsolidation of Regency and the remeasurement of our limited partnership interest to fair value. We recorded a pre-tax gain of $119 million, which is reported in GECS revenues from services.

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using the capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9% to 14.5%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

(22)

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under current market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

We performed our annual impairment test of goodwill for all of our reporting units in the third quarter using data as of July 1, 2010. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that included risk adjustments consistent with the current market conditions. Based on the results of our step one testing, the fair values of each of the GE Industrial reporting units and the CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized.

Our Real Estate reporting unit had a goodwill balance of $1,099 million at September 30, 2010. As the carrying amount exceeded the fair value of our Real Estate reporting unit by about $3 billion as of July 1, 2010, we performed step two of the goodwill impairment test. Based on the results of the step two analysis for Real Estate, the implied fair value of goodwill exceeded the carrying value of goodwill by about $3 billion, and accordingly, no goodwill impairment was required. The performance of the step one and two tests for evaluating our Real Estate goodwill is dependent upon several assumptions related to this business, including loss estimates for our portfolio, new origination volume and margins, anticipated stabilization of the commercial real estate market, discount rates and fair values of the business’ assets and liabilities. Relatively minor changes to these assumptions could adversely affect the results of the impairment test.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

(23)

Intangible Assets Subject to Amortization

	At
	September 30, 2010			December 31, 2009
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$5,645	$(1,545)	$4,100	$6,044	$(1,392)	$4,652
Patents, licenses and trademarks	5,393	(2,529)	2,864	5,198	(2,177)	3,021
Capitalized software	6,712	(4,404)	2,308	6,549	(4,127)	2,422
Lease valuations	1,660	(883)	777	1,754	(793)	961
Present value of future profits(a)	474	(474)	–	921	(470)	451
All other	393	(315)	78	745	(428)	317

Total	$20,277	$(10,150)	$10,127	$21,211	$(9,387)	$11,824

(a)	Balance at September 30, 2010 reflects a third quarter 2010 adjustment to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Consolidated amortization related to intangible assets subject to amortization was $435 million and $616 million for the three months ended September 30, 2010 and 2009, respectively. Consolidated amortization related to intangible assets subject to amortization for the nine months ended September 30, 2010 and 2009, was $1,294 million and $1,629 million, respectively.

(24)

8. GECS BORROWINGS AND BANK DEPOSITS

GECS borrowings are summarized in the following table.

	At
(In millions)	September 30, 2010	December 31, 2009

Short-term borrowings
Commercial paper
U.S.	$31,129	$37,775
Non-U.S.	10,191	9,525
Current portion of long-term borrowings(a)(b)(c)	62,777	69,883
GE Interest Plus notes(d)	8,824	7,541
Other(c)	2,829	6,413

GECS short-term borrowings	$115,750	$131,137

Long-term borrowings
Senior unsecured notes(a)(b)	$277,076	$305,306
Subordinated notes(e)	2,523	2,686
Subordinated debentures(f)	7,204	7,647
Other(c)(g)	11,474	10,752

GECS long-term borrowings	$298,277	$326,391

Non-recourse borrowings of consolidated securitization entities(h)	$30,497	$3,883

Bank deposits(i)	$41,928	$38,923

Total borrowings and bank deposits	$486,452	$500,334

(a)	GECC had issued and outstanding $54,795 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at September 30, 2010 and December 31, 2009, respectively. Of the above amounts $9,750 million and $5,841 million is included in current portion of long-term borrowings at September 30, 2010 and December 31, 2009, respectively.

(b)	Included in total long-term borrowings were $2,535 million and $3,138 million of obligations to holders of guaranteed investment contracts at September 30, 2010 and December 31, 2009, respectively. GECC could be required to repay up to approximately $2,500 million if its long-term credit rating were to fall below AA–/Aa3 or its short-term credit rating were to fall below A–1+/P–1.

(c)	Included $11,002 million and $10,604 million of secured funding at September 30, 2010 and December 31, 2009, respectively, of which $3,991 million and $5,667 million is non-recourse to GECS at September 30, 2010 and December 31, 2009, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $417 million of subordinated notes guaranteed by GE at both September 30, 2010 and December 31, 2009.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)	Included $1,839 million and $1,649 million of covered bonds at September 30, 2010 and December 31, 2009, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $767 million.

(h)	Included at September 30, 2010 was $1,935 million of commercial paper, $9,316 million of current portion of long-term borrowings and $19,246 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 16.

(i)	Included $23,884 million and $21,252 million of deposits in non-U.S. banks at September 30, 2010 and December 31, 2009, respectively, and $11,787 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at September 30, 2010 and December 31, 2009, respectively.

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

	Principal Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Expected return on plan assets	$(1,084)	$(1,125)	$(3,254)	$(3,378)
Service cost for benefits earned	275	522	844	1,211
Interest cost on benefit obligation	678	667	2,020	2,001
Prior service cost amortization	59	81	178	242
Net actuarial loss amortization	331	86	993	259

Pension plans cost	$259	$231	$781	$335

	Other Pension Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Expected return on plan assets	$(126)	$(110)	$(380)	$(321)
Service cost for benefits earned	65	84	209	249
Interest cost on benefit obligation	116	117	360	338
Prior service cost amortization	3	3	11	8
Net actuarial loss amortization	48	37	159	93

Pension plans cost	$106	$131	$359	$367

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health and Life Insurance Plans
	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Expected return on plan assets	$(29)	$(32)	$(87)	$(96)
Service cost for benefits earned	50	177	162	336
Interest cost on benefit obligation	175	177	525	531
Prior service cost amortization	158	168	474	504
Net actuarial gain amortization	(6)	(27)	(18)	(81)

Retiree benefit plans cost	$348	$463	$1,056	$1,194

(26)

10. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	September 30, 2010	December 31, 2009

Unrecognized tax benefits	$7,112	$7,251
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,675	4,918
Accrued interest on unrecognized tax benefits	1,572	1,369
Accrued penalties on unrecognized tax benefits	106	99
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-1,500	0-1,800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,000	0-1,400

(a)	Some portion of such reduction may be reported as discontinued operations.

The IRS is currently auditing our consolidated income tax returns for 2003-2007. We expect the 2003-2005 audit to be completed during the fourth quarter of 2010, with the exception of certain items including the disallowance by the IRS of the loss on our 2003 disposition of shares of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. The conclusion of the 2003-2005 audit could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

(27)

11. SHAREOWNERS’ EQUITY

A summary of increases (decreases) in GE shareowners’ equity that did not result directly from transactions with shareowners, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Net earnings attributable to the Company	$2,055	$2,494	$7,109	$8,012
Investment securities – net(a)	(906)	1,697	(180)	2,615
Currency translation adjustments – net	2,356	1,857	(4,799)	4,342
Cash flow hedges – net	(239)	71	205	1,476
Benefit plans – net	351	180	1,275	659

Total	$3,617	$6,299	$3,610	$17,104

(a)	Includes adjustments as of September 30, 2010 to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

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

Changes to noncontrolling interests are as follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Beginning balance	$6,791	$8,340	$7,845	$8,947
Net earnings	162	5	328	102
Dividends	(18)	(152)	(277)	(444)
NBCU share purchase(a)	(1,876)	–	(1,876)	–
Dispositions(b)	–	–	(979)	(331)
AOCI and other(c)	15	87	33	6

Ending balance	$5,074	$8,280	$5,074	$8,280

(a)	On September 26, 2010, we acquired 7.7% of NBCU’s outstanding shares from Vivendi for $2,000 million, of which $1,876 million was recorded as a reduction in noncontrolling interest and $124 million was recorded as a reduction in additional paid in capital reflecting the amount paid in excess of the carrying value of the noncontrolling interest.

(b)	Includes the effects of deconsolidating both Regency $(979) million during the second quarter of 2010 and Penske Truck Leasing Co., L.P. (PTL) $(331) million during the first quarter of 2009.

(c)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

(28)

12. GECS REVENUES FROM SERVICES

GECS revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Interest on loans(a)	$5,363	$4,933	$16,693	$15,113
Equipment leased to others	2,799	2,902	8,329	9,314
Fees(a)	1,236	1,160	3,725	3,419
Investment income(a)(b)	600	755	1,686	2,413
Financing leases(a)	694	795	2,153	2,533
Premiums earned by insurance activities	511	515	1,490	1,525
Net securitization gains(a)	–	449	–	1,169
Real estate investments	330	410	961	1,128
Associated companies	491	277	1,548	751
Other items(c)(d)	405	337	1,714	2,604

Total	$12,429	$12,533	$38,299	$39,969

(a)	On January 1, 2010, we adopted ASU 2009-16 & 17 which required us to consolidate substantially all of our former QSPEs. As a result, 2010 GECS revenues from services include interest and fee income from these entities, which were not presented on a consolidated basis in 2009. Also beginning in 2010, we no longer record gains for substantially all of our securitizations as they are recorded as on-book financings. See Note 16.

(b)	Included net other-than-temporary impairments on investment securities of $31 million and $161 million in the third quarters of 2010 and 2009, respectively, and $166 million and $251 million for the nine months ended September 30, 2010 and 2009, respectively. See Note 3.

(c)	Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009.

(d)	Included a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC Credomatic GECF Inc. (BAC), following our acquisition of a controlling interest in the second quarter of 2009.

(29)

13. EARNINGS PER SHARE INFORMATION

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended September 30
	2010		2009
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)	$3,148	$3,148	$2,438	$2,438
Preferred stock dividends declared	(75)	(75)	(75)	(75)

Earnings from continuing operations attributable to common shareowners for per-share calculation	$3,073	$3,073	$2,363	$2,363
Earnings (loss) from discontinued operations for per-share calculation	(1,102)	(1,102)	40	40
Net earnings attributable to GE common shareowners for per-share calculation	1,971	1,970	2,403	2,402

Average equivalent shares
Shares of GE common stock outstanding	10,674	10,674	10,638	10,638
Employee compensation-related shares, including stock options	17	–	–	–

Total average equivalent shares	10,691	10,674	10,638	10,638

Per-share amounts
Earnings from continuing operations	$0.29	$0.29	$0.22	$0.22
Loss from discontinued operations	(0.10)	(0.10)	–	–
Net earnings	0.18	0.18	0.23	0.23

(30)

	Nine months ended September 30
	2010		2009
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)	$8,738	$8,738	$8,157	$8,156
Preferred stock dividends declared	(225)	(225)	(225)	(225)

Earnings from continuing operations attributable to common shareowners for per-share calculation	$8,513	$8,513	$7,932	$7,931
Loss from discontinued operations for per-share calculation	(1,678)	(1,678)	(175)	(175)
Net earnings attributable to GE common shareowners for per-share calculation	6,834	6,834	7,757	7,756

Average equivalent shares
Shares of GE common stock outstanding	10,672	10,672	10,601	10,601
Employee compensation-related shares, including stock options	17	–	–	–

Total average equivalent shares	10,689	10,672	10,601	10,601

Per-share amounts
Earnings from continuing operations	$0.80	$0.80	$0.75	$0.75
Loss from discontinued operations	(0.16)	(0.16)	(0.02)	(0.02)
Net earnings	0.64	0.64	0.73	0.73

(a)	Included an insignificant amount of dividend equivalents in each of the periods presented and an insignificant amount related to accretion of redeemable securities for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010 and 2009, there were approximately 354 million and 331 million, respectively, and 329 million and 337 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $28,218 million and $25,729 million at September 30, 2010 and December 31, 2009, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $6,248 million and $6,629 million at September 30, 2010 and December 31, 2009, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment-grade.

(31)

(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	Netting adjustment	(c)	Net balance

September 30, 2010
Assets
Investment securities
Debt
U.S. corporate	$137		$20,756		$3,461		$–		$24,354
State and municipal	–		2,788		181		–		2,969
Residential mortgage-backed	–		2,882		131		–		3,013
Commercial mortgage-backed	–		2,796		49		–		2,845
Asset-backed	–		823		2,403		–		3,226
Corporate – non-U.S.	163		1,153		1,062		–		2,378
Government – non-U.S.	1,096		1,261		178		–		2,535
U.S. government and federal agency	71		2,808		271		–		3,150
Retained interests(d)	–		–		41		–		41
Equity
Available-for-sale	632		67		22		–		721
Trading	458		–		–		–		458
Derivatives(e)	–		12,980		627		(5,127)		8,480
Other(f)	–		–		898		–		898

Total	$2,557		$48,314		$9,324		$(5,127)		$55,068

Liabilities
Derivatives	$–		$7,666		$237		$(5,141)		$2,762
Other(g)	–		29		–		–		29

Total	$–		$7,695		$237		$(5,141)		$2,791

December 31, 2009
Assets
Investment securities
Debt
U.S. corporate	$723		$19,061		$3,258		$–		$23,042
State and municipal	–		2,229		173		–		2,402
Residential mortgage-backed	–		3,195		123		–		3,318
Commercial mortgage-backed	–		2,647		55		–		2,702
Asset-backed	–		860		1,877		–		2,737
Corporate – non-U.S.	159		692		989		–		1,840
Government – non-U.S.	1,277		1,483		176		–		2,936
U.S. government and federal agency	85		2,307		282		–		2,674
Retained interests	–		–		8,831		–		8,831
Equity
Available-for-sale	536		184		19		–		739
Trading	720		–		–		–		720
Derivatives(e)	–		11,056		804		(3,851)		8,009
Other(f)	–		–		1,006		–		1,006

Total	$3,500		$43,714		$17,593		$(3,851)		$60,956

Liabilities
Derivatives	$–		$7,295		$222		$(3,860)		$3,657
Other(g)	–		798		–		–		798

Total	$–		$8,093		$222		$(3,860)		$4,455

(a)	Included in Level 1 at September 30, 2010 was $76 million of available-for-sale equity transferred from Level 2 due to the expiration of sale restrictions on the security. Other transfers between Level 1 and Level 2 were insignificant.

(b)	Level 3 investment securities valued using non-binding broker quotes totaled $762 million and $1,055 million at September 30, 2010 and December 31, 2009, respectively, and were classified as available-for-sale securities.

(c)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.

(e)	The fair value of derivatives included an adjustment for non-performance risk. At September 30, 2010 and December 31, 2009, the cumulative adjustment was a gain of $14 million and $9 million, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(g)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(32)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended September 30, 2010

(In millions)	July 1, 2010	Net realized/ unrealized gains(losses) included in earnings	(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(b)	September 30, 2010	Net change in unrealized gains (losses) relating to instruments still held at September 30, 2010	(c)
Investment securities
Debt
U.S. corporate	$3,309	$16		$125	$38	$(27)		$3,461	$–
State and municipal	238	–		(48)	(9)	–		181	–
Residential mortgage-backed	131	(1)		7	3	(9)		131	–
Commercial mortgage-backed	52	–		–	(3)	–		49	–
Asset-backed	1,885	6		13	506	(7)		2,403	–
Corporate – non-U.S.	1,085	9		32	(27)	(37)		1,062	–
Government – non-U.S.	143	–		8	1	26		178	–
U.S. government and federal agency	253	–		18	–	–		271	–
Retained interests	41	1		1	(2)	–		41	–
Equity
Available-for-sale	17	–		2	–	3		22	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	266	51		12	(40)	149		438	46
Other	897	(10)		20	(9)	–		898	(20)

Total	$8,317	$72		$190	$458	$98		$9,135	$26

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $48 million not reflected in the fair value hierarchy table.

(e)	Gains included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(33)

Changes in Level 3 Instruments for the Three Months Ended September 30, 2009

(In millions)	July 1, 2009	Net realized/ unrealized gains(losses) included in earnings	(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(b)	September 30, 2009	Net change in unrealized gains (losses) relating to instruments still held at September 30, 2009	(c)
Investment securities
Debt
U.S. corporate	$2,925	$(33)		$258	$(46)	$41		$3,145	$1
State and municipal	157	–		6	73	11		247	–
Residential mortgage-backed	62	(1)		5	–	(9)		57	–
Commercial mortgage-backed	50	–		4	–	5		59	–
Asset-backed	1,814	(10)		17	(30)	111		1,902	–
Corporate – non-U.S.	639	15		72	(4)	28		750	–
Government – non-U.S.	143	–		10	14	(1)		166	–
U.S. government and federal agency	266	22		4	(1)	–		291	–
Retained interests	7,525	275		74	544	–		8,418	75
Equity
Available-for-sale	18	–		2	–	1		21	1
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	789	47		27	(68)	(184)		611	62
Other	1,031	(90)		21	9	–		971	(90)

Total	$15,419	$225		$500	$491	$3		$16,638	$49

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were more than offset by $83 million in losses from related derivatives included in Level 2.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $38 million not reflected in the fair value hierarchy table.

(34)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2010

(In millions)	January 1, 2010	(a)	Net realized/ unrealized gains(losses) included in earnings	(b)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(c)	September 30, 2010	Net change in unrealized gains (losses) relating to instruments still held at September 30, 2010	(d)
Investment securities
Debt
U.S. corporate	$3,258		$48		$207	$(19)	$(33)		$3,461	$–
State and municipal	173		–		21	(13)	–		181	–
Residential mortgage-backed	123		(1)		17	2	(10)		131	–
Commercial mortgage-backed	1,038		30		(3)	(1,016)	–		49	–
Asset-backed	1,872		27		40	568	(104)		2,403	–
Corporate – non-U.S.	1,206		7		(45)	126	(232)		1,062	–
Government – non-U.S.	176		–		(15)	16	1		178	–
U.S. government and federal agency	282		–		(9)	(2)	–		271	–
Retained interests	45		–		3	(7)	–		41	–
Equity
Available-for-sale	19		–		1	–	2		22	1
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	236		194		10	(91)	89		438	119
Other	960		(35)		(48)	21	–		898	(34)

Total	$9,388		$270		$179	$(415)	$(287)		$9,135	$86

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(c)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(d)	Represented the amount of unrealized gains or losses for the period included in earnings.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $48 million not reflected in the fair value hierarchy table.

(f)	Gains included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(35)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2009

(In millions)	January 1, 2009	Net realized/ unrealized gains(losses) included in earnings	(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(b)	September 30, 2009	Net change in unrealized gains (losses) relating to instruments still held at September 30, 2009	(c)
Investment securities
Debt
U.S. corporate	$3,220	$(151)		$320	$(106)	$(138)		$3,145	$4
State and municipal	247	–		(101)	65	36		247	–
Residential mortgage-backed	173	(1)		(10)	(20)	(85)		57	–
Commercial mortgage-backed	66	–		(4)	–	(3)		59	–
Asset-backed	1,605	(1)		244	84	(30)		1,902	–
Corporate – non-U.S.	659	2		87	31	(29)		750	–
Government – non-U.S.	424	–		6	17	(281)		166	–
U.S. government and federal agency	183	22		88	(2)	–		291	–
Retained interests	6,356	924		244	894	–		8,418	166
Equity
Available-for-sale	23	(1)		5	(2)	(4)		21	2
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	1,003	56		(38)	(241)	(169)		611	(117)
Other	1,105	(227)		32	54	7		971	(298)

Total	$15,064	$623		$873	$774	$(696)		$16,638	$(243)

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were partially offset by $40 million in losses from related derivatives included in Level 2.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $38 million not reflected in the fair value hierarchy table.

(36)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at September 30, 2010 and at December 31, 2009.

	Remeasured during the nine months ended September 30, 2010		Remeasured during the year ended December 31, 2009
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$95	$7,376	$81	$5,420
Cost and equity method investments(a)	–	631	–	1,006
Long-lived assets, including real estate	1,108	5,650	435	5,105
Retained investments in formerly consolidated subsidiaries(b)	–	113	–	5,903

Total	$1,203	$13,770	$516	$17,434

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $124 million and $409 million at September 30, 2010 and December 31, 2009, respectively.
(b)	During the nine months ended September 30, 2010, we had a retained investment in Regency, a formerly consolidated subsidiary, in Level 1 that was remeasured to a fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2010 and September 30, 2009.

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Financing receivables and loans held for sale	$(512)	$(658)	$(1,524)	$(1,339)
Cost and equity method investments(a)	(44)	(354)	(117)	(822)
Long-lived assets, including real estate	(879)	(417)	(2,196)	(692)
Retained investments in formerly consolidated subsidiaries	1	–	184	237

Total	$(1,434)	$(1,429)	$(3,653)	$(2,616)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(14) million and $(48) million in the third quarters of 2010 and 2009, respectively, and $(40) million and $(219) million for the nine months ended September 30, 2010 and 2009, respectively.

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

(37)

	At
	September 30, 2010				December 31, 2009
			Assets (liabilities)				Assets (liabilities)
(In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value

GE
Assets
Investments and notes receivable	$	(a)	$418	$418	$	(a)	$412	$412
Liabilities
Borrowings		(a)	(10,355)	(11,409)		(a)	(12,185)	(12,757)
GECS
Assets
Loans(b)		(a)	284,426	279,725		(a)	283,135	269,283
Other commercial mortgages		(a)	1,058	1,136		(a)	1,151	1,198
Loans held for sale		(a)	189	189		(a)	1,303	1,343
Other financial instruments(c)		(a)	2,090	2,508		(a)	2,096	2,385
Liabilities
Borrowings and bank deposits(b)(d)		(a)	(486,452)	(495,233)		(a)	(500,334)	(506,148)
Investment contract benefits		(a)	(3,783)	(4,485)		(a)	(3,940)	(4,397)
Guaranteed investment contracts		(a)	(6,374)	(6,371)		(a)	(8,310)	(8,394)
Insurance – credit life(e)		1,711	(89)	(58)		1,595	(80)	(53)

(a)	These financial instruments do not have notional amounts.

(b)	Amounts at September 30, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 5, 8 and 16.

(c)	Principally cost method investments.

(d)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2010 and December 31, 2009 would have been reduced by $6,617 million and $2,856 million, respectively.

(e)	Net of reinsurance of $2,500 million and $2,800 million at September 30, 2010 and December 31, 2009, respectively.

Loan Commitments

	Notional amount at
(In millions)	September 30, 2010	December 31, 2009

Ordinary course of business lending commitments (a)(b)	$4,539	$6,676
Unused revolving credit lines(c)
Commercial	23,009	31,803
Consumer – principally credit cards	259,598	231,880

(a)	Excluded investment commitments of $2,297 million and $2,659 million at September 30, 2010 and December 31, 2009, respectively.
(b)	Included a $972 million commitment as of December 31, 2009 associated with a secured financing arrangement that could have increased to a maximum of $4,998 million based on the asset volume under the arrangement. This commitment was terminated during the third quarter of 2010.
(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,638 million and $13,889 million as of September 30, 2010 and December 31, 2009, respectively. Included commitments of $15,656 million and $17,643 million as of September 30, 2010 and December 31, 2009, respectively, associated with secured financing arrangements that could have increased to a maximum of $20,550 million and $23,992 million at September 30, 2010 and December 31, 2009, respectively, based on asset volume under the arrangement.

(38)

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

Of the outstanding notional amount of $318,000 million at September 30, 2010, approximately 88% or $280,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. In certain cases, the hedged item is already recorded in earnings currently, such as when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. In such instances, hedge accounting is not necessary and the derivatives are classified as freestanding.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At September 30, 2010		At December 31, 2009
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$8,301	$2,189	$4,477	$3,469
Currency exchange contracts	2,504	4,076	4,273	2,361
Other contracts	6	–	16	4

	10,811	6,265	8,766	5,834

Derivatives not accounted for as hedges
Interest rate contracts	534	753	977	889
Currency exchange contracts	1,810	825	1,639	658
Other contracts	452	60	478	136

	2,796	1,638	3,094	1,683

Netting adjustment(a)	(5,127)	(5,141)	(3,851)	(3,860)

Total	$8,480	$2,762	$8,009	$3,657

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At September 30, 2010 and December 31, 2009, the cumulative adjustment for non-performance risk was a gain of $14 million and $9 million, respectively.

(39)

Fair value hedges

We use interest rate and currency exchange derivatives primarily to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and nine months ended September 30, 2010 and 2009.

		Three months ended
		September 30, 2010		September 30, 2009
(In millions)	Financial statement caption	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	Interest and other financial charges	$1,862	$(2,048)	$1,559	$(1,768)
Currency exchange contracts	Interest and other financial charges	57	(60)	(36)	53

Fair value hedges resulted in $(189) million and $(192) million of ineffectiveness for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, and 2009, there were insignificant amounts and $(153) million excluded from the assessment of effectiveness, respectively.

		Nine months ended
		September 30, 2010		September 30, 2009
(In millions)	Financial statement caption	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	Interest and other financial charges	$5,673	$(6,178)	$(3,621)	$3,478
Currency exchange contracts	Interest and other financial charges	48	(59)	(1,094)	1,085

Fair value hedges resulted in $(516) million and $(152) million of ineffectiveness for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, and 2009, there were insignificant amounts and $(228) million excluded from the assessment of effectiveness, respectively.

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

The following tables provide information about the amounts recorded in AOCI for the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, as well as the amounts recorded in each caption in the Condensed Statement of Earnings when derivative amounts are reclassified out of AOCI related to our cash flow hedges and net investment hedges.

(40)

	Gain (loss) recognized in AOCI for the three months ended			Gain (loss) reclassified from AOCI into earnings for the three months ended
(In millions)	September 30, 2010	September 30, 2009	Financial statement caption	September 30, 2010	September 30, 2009

Cash flow hedges
Interest rate contracts	$(221)	$27	Interest and other financial charges	$(297)	$(495)
			GECS revenues from services	1	7

Currency exchange contracts	661	275	Interest and other financial charges	(42)	228
			Other costs and expenses	(10)	(73)
			GECS revenues from services	969	(36)
			Sales of goods and services	35	53
			Other income	–	(2)

Commodity contracts	5	(34)	GECS revenues from services	–	(24)
			Other costs and expenses	–	–

Total	$445	$268		$656	$(342)

	Gain (loss) recognized in CTA for the three months ended			Gain (loss) reclassified from CTA for the three months ended
(In millions)	September 30, 2010	September 30, 2009	Financial statement caption	September 30, 2010	September 30, 2009
Net investment hedges
Currency exchange contracts	$(3,183)	$(1,702)	GECS revenues from services	$(7)	$(2)

(41)

	Gain (loss) recognized in AOCI for the nine months ended			Gain (loss) reclassified from AOCI into earnings for the nine months ended
(In millions)	September 30, 2010	September 30, 2009	Financial statement caption	September 30, 2010	September 30, 2009

Cash flow hedges
Interest rate contracts	$(665)	$703	Interest and other financial charges	$(1,073)	$(1,539)
			GECS revenues from services	6	7

Currency exchange contracts	(943)	2,603	Interest and other financial charges	(133)	1,221
			Other costs and expenses	(6)	(181)
			GECS revenues from services	(519)	(98)
			Sales of goods and services	(75)	115
			Other income	–	(2)

Commodity contracts	14	–	GECS revenues from services	–	–
			Other costs and expenses	–	(3)

Total	$(1,594)	$3,306		$(1,800)	$(480)

	Gain (loss) recognized in CTA for the nine months ended			Gain (loss) reclassified from CTA for the nine months ended
(In millions)	September 30, 2010	September 30, 2009	Financial statement caption	September 30, 2010	September 30, 2009
Net investment hedges
Currency exchange contracts	$(966)	$(4,976)	GECS revenues from services	$(16)	$(32)

Of the total pre-tax amount in AOCI at September 30, 2010, $2,031 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,130 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the nine months ended September 30, 2010 and 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 25 years and 26 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts primarily appear in “GECS revenues from services” and totaled $14 million and $9 million for the three months ended September 30, 2010 and 2009, respectively, of which $(3) million represents amounts excluded from the assessment of effectiveness for the three months ended September 30, 2009. These amounts totaled $(13) million and $11 million for the nine months ended September 30, 2010 and 2009, respectively, of which $(17) million represents amounts excluded from the assessment of effectiveness for the nine months ended September 30, 2009.

Amounts from net investment hedges related to the change in the fair value of the forward points were $(204) million and $(99) million for the three months ended September 30, 2010 and 2009, respectively, and $(616) million and $(656) million for the nine months ended September 30, 2010 and 2009, respectively.

(42)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in “GECS revenues from services” or “Other income,” based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the nine months ended September 30, 2010 on derivatives not designated as hedges were $(726) million comprised of amounts related to interest rate contracts of $177 million, currency exchange contracts of $(946) million, and other derivatives of $43 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the nine months ended September 30, 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $562 million comprised of amounts related to interest rate contracts of $140 million, currency exchange contracts of $171 million, and other derivatives of $251 million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At September 30, 2010, our exposure to counterparties, net of collateral we hold, was $1,022 million. The fair value of such collateral was $9,570 million, of which $2,745 million was cash and $6,825 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,044 million at September 30, 2010.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,762 million subject to these provisions, after consideration of collateral posted by us, was $1,540 million at September 30, 2010.

More information regarding our counterparty credit risk and master agreements can be found in Note 22 in our 2009 consolidated financial statements.

Support of customer derivatives

For information related to support of customer derivatives, see Note 22 in our 2009 consolidated financial statements. The fair value of support agreements was $24 million at both September 30, 2010 and December 31, 2009. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at September 30, 2010 and December 31, 2009, was $209 million and $260 million, respectively, before consideration of any offsetting effect of collateral. At September 30, 2010 and December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

(43)

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

(44)

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

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1,775 million to such entities as of September 30, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of September 30, 2010, the carrying value of the liabilities of these entities’ was $6,604 million and the fair value of their assets was $6,503 million (which included net unrealized losses on investment securities of $799 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

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

If the short-term credit rating of GECC or these entities were reduced below A–1+/P–1, GECC would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $1,991 million at September 30, 2010. As the borrowings of these entities are reflected in our Statement of Financial Position, our total debt would not change as a result of such an event.

(45)

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

(46)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

(In millions)	Trinity	(a)	Consolidated Liquidating Securitization Entities	(a)	Securitization QSPEs	(b)(c)	Other	(c)	Total

September 30, 2010
Assets
Financing receivables, net	$–		$2,034		$34,370		$5,011		$41,415
Investment securities	6,248		–		–		965		7,213
Other assets(d)	255		25		505		3,979		4,764

Total	6,503		2,059		34,875		9,955		53,392

Liabilities
Borrowings(d)	$–		$–		$224		$1,280		$1,504
Non-recourse borrowings of consolidated securitization entities	–		1,935		26,253		1,645		29,833
Other liabilities(d)	6,604		83		160		2,793		9,640

Total	$6,604		$2,018		$26,637		$5,718		$40,977

December 31, 2009
Assets
Financing receivables, net	$–		$2,576		$–		$4,277		$6,853
Investment securities	6,629		–		–		944		7,573
Other assets(d)	716		32		–		1,820		2,568

Total	$7,345		$2,608		$–		$7,041		$16,994

Liabilities
Borrowings(d)	$–		$–		$–		$1,835		$1,835
Non-recourse borrowings of consolidated securitization entities	–		2,424		–		684		3,108
Other liabilities(d)	8,519		80		–		1,689		10,288

Total	$8,519		$2,504		$–		$4,208		$15,231

(a)	Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP.

(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.

(c)	In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $945 million at September 30, 2010 and $2,088 million at December 31, 2009.

(d)	Other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

GECS revenues from services from our consolidated VIEs were $1,584 million and $5,258 million in the third quarter of 2010 and the nine months ended September 30, 2010, respectively. Related expenses consisted primarily of provisions for losses of $460 million and $1,207 million and interest and other financial charges of $176 million and $592 million in the third quarter of 2010 and the nine months ended September 30, 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(47)

The collateral and outstanding debt in Securitization QSPEs at September 30, 2010 and December 31, 2009 is provided below.

(In millions)	Credit card receivables	Real estate	Equipment	(a)	Other	Total

September 30, 2010
Asset amount outstanding	$21,010	$4,591	$8,194		$2,404	$36,199
Outstanding debt	12,943	4,415	6,392		2,727	26,477

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414		$3,528	$46,896
Outstanding debt	18,799	7,367	9,312		4,206	39,684

(a)	Included floorplan receivables.

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

Unconsolidated VIEs at September 30, 2010 include our non-controlling stake in PTL ($5,773 million); investments in real estate entities ($2,235 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and exposures to joint ventures that purchase factored receivables ($1,290 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The largest unconsolidated VIE with which we are involved is PTL, which is a truck rental and leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008 were $7,444 million and $1,339 million, respectively. As part of our strategy to reduce our investment in the equipment management market, we reduced our partnership interest in PTL from 79% at December 31, 2005 to 50.9% at December 31, 2008 through a series of dispositions to Penske Truck Leasing Corporation (PTLC), the general partner of PTL, and an entity affiliated with PTLC. In addition, in the first quarter of 2009, we sold a 1% partnership interest in PTL, a previously consolidated VIE, to PTLC. The disposition of this partnership interest, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The transaction price was determined on an arm’s-length basis and GE obtained a fairness opinion from a third-party financial advisor because of the related party nature of the transaction. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value of our retained interest reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At September 30, 2010, our remaining investment in PTL of $5,773 million comprised a 49.9% partnership interest of $916 million and loans and advances of $4,857 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

(48)

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at September 30, 2010 and December 31, 2009 follow.

	At
(In millions)	September 30, 2010	December 31, 2009

Other assets and investment securities	$10,233	$8,911
Financing receivables – net	2,143	769

Total investment	12,376	9,680
Contractual obligations to fund new investments	2,192	1,396

Maximum exposure to loss	$14,568	$11,076

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

These intercompany transactions are reported in the GE and GECS columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in GE customer receivables sold to GECS of $54 million and $(372) million have been eliminated from consolidated cash from operating and investing activities for the nine months ended September 30, 2010 and 2009, respectively. A capital contribution from GE to GECS of $9,500 million has been eliminated from consolidated cash from investing and financing activities for the nine months ended September 30, 2009. There were no such capital contributions for the nine months ended September 30, 2010. Eliminations of intercompany borrowings (includes GE investment in GECS short-term borrowings, such as commercial paper) of $341 million and $646 million have been eliminated from financing activities for the nine months ended September 30, 2010 and 2009, respectively. Other reclassifications and eliminations of $(56) million and $951 million have been eliminated from consolidated cash from operating activities and $(158) million and $(939) million have been eliminated from consolidated cash from investing activities for the nine months ended September 30, 2010 and 2009, respectively.

(49)

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

Overview

Earnings from continuing operations attributable to the Company increased 29% to $3.160 billion in the third quarter of 2010 compared with $2.454 billion in the third quarter of 2009. Earnings per share (EPS) from continuing operations were $0.29 in the third quarter of 2010, up 32% compared with $0.22 in the third quarter of 2009.

For the nine months ended September 30, 2010, earnings from continuing operations attributable to the Company increased 7% to $8.792 billion compared with $8.187 billion for the same period in 2009. EPS from continuing operations were $0.80 for the nine months ended September 30, 2010, up 7% compared with $0.75 for the same period in 2009.

Loss from discontinued operations, net of taxes, was $1.1 billion in the third quarter of 2010 compared with an insignificant amount of earnings for the same period in 2009, and included the results of GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC) and Plastics. This increase in loss was primarily due to $1.1 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan. For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

Loss from discontinued operations, net of taxes, was $1.7 billion for the nine months ended September 30, 2010 compared with $0.2 billion for the same period in 2009. This increase in loss was primarily due to $1.7 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

Net earnings attributable to GE common shareowners decreased 18% to $1.980 billion and EPS decreased 22% to $0.18 in the third quarter of 2010 compared with $2.419 billion and $0.23 respectively, in the third quarter of 2009.

For the nine months ended September 30, 2010, net earnings attributable to GE common shareowners decreased 12% to $6.884 billion, compared with $7.787 billion for the same period in 2009, and EPS decreased 12% to $0.64, compared with $0.73 for the same period in 2009.

(50)

Revenues of $35.9 billion in the third quarter of 2010 were 5% lower compared with the third quarter of 2009, reflecting the net effects of acquisitions and dispositions, organic revenue declines and the stronger U.S. dollar. Industrial sales decreased 6% to $23.6 billion, reflecting organic revenue declines, the net effects of acquisitions and dispositions and the stronger U.S. dollar. Sales of product services (including sales of spare parts and related services) of $8.2 billion in the third quarter of 2010 decreased 3% compared with the third quarter of 2009. Financial services revenues decreased 2% over the comparable period of last year to $12.5 billion, reflecting the net effects of acquisitions and dispositions and the stronger U.S. dollar, partially offset by an increase in organic revenues.

Revenues of $109.9 billion for the nine months ended September 30, 2010 were 5% lower compared with the same period of 2009, reflecting organic revenue declines and the net effects of acquisitions and dispositions, partially offset by the weaker U.S. dollar and the effects of the 2010 Olympics broadcasts. Industrial sales decreased 5% to $71.5 billion, reflecting organic revenue declines and the net effects of acquisitions and dispositions, partially offset by the effects of the 2010 Olympics broadcasts and the weaker U.S. dollar. Financial services revenues decreased 5% to $38.8 billion compared to the same period for 2009, reflecting the net effects of acquisitions and dispositions and organic revenue declines, partially offset by the weaker U.S. dollar.

Overall, acquisitions contributed an insignificant amount and $0.9 billion to consolidated revenues in the third quarters of 2010 and 2009, respectively, excluding the effects of acquisition gains following an amendment to the Accounting Standards Codification (ASC) 810, Consolidation, effective January 1, 2009, which requires us to remeasure previously held equity investments upon acquisition of a controlling interest. Our consolidated earnings in the third quarters of 2010 and 2009 included an insignificant amount and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.8 billion and $1.5 billion in the third quarters of 2010 and 2009, respectively. The effects of dispositions on earnings were insignificant amounts in both the third quarters of 2010 and 2009.

Acquisitions contributed $0.7 billion and $2.9 billion to consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively, excluding the effects of acquisition gains following our adoption of an amendment to ASC 810 on January 1, 2009. Our consolidated earnings for the nine months ended September 30, 2010 and 2009 included approximately $0.1 billion and $0.5 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $2.3 billion and $3.6 billion for the nine months ended September 30, 2010 and 2009, respectively. The effects of dispositions on earnings were an increase of $0.2 billion and $0.4 billion for the nine months ended September 30, 2010 and 2009, respectively.

The most significant acquisition affecting results for the nine months ended September 30, 2010 was BAC Credomatic GECF Inc. (BAC) at GE Capital.

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

(51)

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

Energy Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$8,359	$9,769	$26,554	$29,310

Segment profit	$1,656	$1,649	$5,047	$4,830

Revenues
Energy	$6,812	$7,979	$22,044	$24,449
Oil & Gas	1,778	1,953	5,145	5,444

Segment profit
Energy	$1,393	$1,340	$4,393	$4,150
Oil & Gas	287	338	770	800

Energy Infrastructure revenues decreased 14% or $1.4 billion, in the third quarter of 2010 as lower volume ($1.2 billion) and the stronger U.S. dollar ($0.2 billion) were partially offset by higher prices ($0.1 billion). Lower volume at Energy primarily related to decreases in wind and thermal equipment sales. Higher prices at Energy were partially offset by lower prices at Oil & Gas. The effects of the stronger U.S. dollar were at both Energy and Oil & Gas.

Segment profit was flat as higher prices ($0.1 billion), lower material costs ($0.1 billion) and increased productivity ($0.1 billion) were partially offset by lower volume ($0.2 billion). Lower volume, lower material costs and increased productivity were primarily at Energy. Higher prices at Energy were partially offset by lower prices at Oil & Gas.

Energy Infrastructure revenues decreased 9%, or $2.8 billion, for the nine months ended September 30, 2010 as lower volume ($3.1 billion) and the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.4 billion). Lower volume primarily reflected decreases in thermal and wind equipment sales at Energy. The effects of the stronger U.S. dollar were at Oil & Gas. Higher prices at Energy were partially offset by lower prices at Oil & Gas.

Segment profit for the nine months ended September 30, 2010 increased 4%, or $0.2 billion, as higher prices ($0.4 billion) and lower material costs ($0.4 billion) were partially offset by lower volume ($0.5 billion). Lower material costs were at both Energy and Oil & Gas and lower volume was primarily at Energy. Higher prices at Energy were partially offset by lower prices at Oil & Gas.

(52)

Technology Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$9,210	$9,306	$26,930	$28,466

Segment profit	$1,474	$1,645	$4,431	$5,090

Revenues
Aviation	$4,391	$4,542	$12,815	$13,978
Healthcare	3,958	3,801	11,793	11,310
Transportation	869	970	2,344	3,210

Segment profit
Aviation	$805	$970	$2,483	$2,973
Healthcare	581	508	1,739	1,509
Transportation	101	177	242	630

Technology Infrastructure revenues decreased 1%, or $0.1 billion, in the third quarter of 2010. Revenue decreases at Aviation ($0.2 billion) and Transportation ($0.1 billion), due primarily to declines in volume, were partially offset by an increase in revenues at Healthcare ($0.2 billion), primarily driven by higher volume.

Segment profit decreased 10%, or $0.2 billion, in the third quarter of 2010, primarily from lower productivity ($0.1 billion) and lower other income ($0.1 billion). The decreases in productivity were primarily at Transportation and Aviation, partially offset by Healthcare. Lower productivity at Transportation was primarily due to higher service costs and at Aviation was primarily due to launch and production costs associated with the initial GEnx engine shipments.

Technology Infrastructure revenues decreased 5%, or $1.5 billion, for the nine months ended September 30, 2010 as lower volume ($1.5 billion) and lower other income ($0.2 billion), reflecting lower transaction gains, were partially offset by the weaker U.S. dollar ($0.1 billion). The decrease in volume reflected decreased commercial and military equipment sales and services at Aviation and decreased equipment sales and services at Transportation, partially offset by increased equipment sales and services at Healthcare. Lower transaction gains reflect the absence of gains related to the Airfoils Technologies International – Singapore Pte. Ltd. (ATI) acquisition and the Times Microwave Systems disposition in the first quarter of 2009, partially offset by a gain on a partial sale of a materials business and a franchise fee at Aviation. The effects of the weaker U.S. dollar were primarily at Healthcare.

Segment profit for the nine months ended September 30, 2010 decreased 13%, or $0.7 billion, primarily from lower productivity ($0.3 billion), lower volume ($0.2 billion), lower other income ($0.2 billion) reflecting lower transaction gains, and higher labor and other costs ($0.1 billion), partially offset by the weaker U.S. dollar ($0.1 billion). Lower productivity at Transportation, primarily due to higher service costs, and Aviation was partially offset by Healthcare. The decreases in volume were at Aviation and Transportation, partially offset by Healthcare. Lower transaction gains reflect the absence of gains related to the ATI acquisition and the Times Microwave Systems disposition in the first quarter of 2009, partially offset by a gain on a partial sale of a materials business and a franchise fee at Aviation. Higher labor and other costs were primarily at Healthcare and Aviation. The effects of the weaker U.S. dollar were primarily at Healthcare.

NBC Universal revenues of $4.1 billion in the third quarter of 2010 were flat with the third quarter of 2009 as the lack of a current year counterpart to 2009 impairments related to associated companies ($0.3 billion), higher revenues in film ($0.1 billion), higher revenues in cable ($0.1 billion) and higher revenues in parks ($0.1 billion) were offset by the lack of a current year counterpart to a 2009 gain related to A&E Television Network (AETN) ($0.6 billion). Segment profit of $0.6 billion decreased 15%, or $0.1 billion, as higher earnings in cable ($0.1 billion), film ($0.1 billion) and parks ($0.1 billion) were more than offset by the net effect of lower impairments and gains ($0.3 billion) and lower earnings in our broadcast television business ($0.1 billion).

(53)

NBC Universal revenues of $12.1 billion increased 9%, or $1.0 billion, for the nine months ended September 30, 2010 as higher revenues in our broadcast television business ($0.5 billion), lower impairments related to associated companies and investment securities ($0.5 billion), higher revenues in film ($0.3 billion), higher revenues in cable ($0.2 billion) and higher revenues in parks ($0.1 billion) were partially offset by the lack of a current year counterpart to a 2009 gain related to AETN ($0.6 billion). The increase in broadcast revenues reflects the 2010 Olympic broadcasts, partially offset by the absence of revenues from the 2009 Super Bowl broadcast. Segment profit of $1.4 billion decreased 14%, or $0.2 billion, as lower gains related to associated companies ($0.7 billion) and lower earnings in our broadcast television business ($0.3 billion) were partially offset by lower impairments related to associated companies and investment securities ($0.5 billion), higher earnings in cable ($0.2 billion), higher earnings in film ($0.1 billion) and higher earnings in parks ($0.1 billion). The decrease in broadcast television earnings reflects losses from the Olympics broadcast, partially offset by the lack of losses related to the 2009 Super Bowl broadcast.

GE Capital

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues	$11,616	$12,005	$36,244	$38,516

Segment profit	$871	$141	$2,308	$1,601

	At
(In millions)	September 30, 2010	September 30, 2009	December 31, 2009

Total assets	$594,815	$628,710	$621,232

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Revenues
CLL(a)	$4,551	$4,725	$13,651	$15,711
Consumer(a)	4,612	4,848	14,408	14,411
Real Estate	953	981	2,888	2,970
Energy Financial Services	291	483	1,677	1,617
GECAS(a)	1,321	1,125	3,819	3,391

Segment profit
CLL(a)	$443	$130	$987	$611
Consumer(a)	826	443	2,154	1,432
Real Estate	(405)	(538)	(1,332)	(948)
Energy Financial Services	55	41	334	181
GECAS(a)	158	187	763	733

(54)

	At
(In millions)	September 30, 2010	September 30, 2009	December 31, 2009

Assets
CLL(a)	$203,634	$219,106	$210,742
Consumer(a)	166,520	177,913	174,019
Real Estate	75,227	83,684	81,505
Energy Financial Services	19,847	22,598	22,616
GECAS(a)	48,696	47,444	48,178

(a)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

GE Capital revenues decreased 3% and net earnings were favorable compared with the third quarter of 2009. Revenues for the third quarter of 2010 included an insignificant amount from acquisitions and were reduced by $0.3 billion as a result of dispositions. Revenues for the quarter decreased compared with the third quarter of 2009 as a result of the stronger U.S. dollar, partially offset by organic revenue growth. Net earnings increased by $0.7 billion in the third quarter of 2010 compared with the third quarter of 2009, primarily due to lower provisions for losses on financing receivables and lower selling, general and administrative costs, partially offset by higher marks and impairments.

GE Capital revenues decreased 6% and net earnings increased 44% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 and 2009 included $0.6 billion and $0.5 billion of revenues from acquisitions, respectively, and in 2010 were increased by $0.1 billion and in 2009 were reduced by $1.9 billion as a result of dispositions, including the effects of the 2010 deconsolidation of Regency Energy Partners L.P. (Regency) and the 2009 deconsolidation of Penske Truck Leasing Co., L.P. (PTL). The 2010 deconsolidation of Regency included a $0.1 billion gain on the sale of our general partnership interest in Regency and remeasurement of our retained investment (the Regency transaction). Revenues for the nine months ended September 30, 2010 also decreased $0.2 billion compared with the nine months ended September 30, 2009 as a result of organic revenue declines primarily driven by a lower asset base and a lower interest rate environment, partially offset by the weaker U.S. dollar. Net earnings increased for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to lower provisions for losses on financing receivables, lower selling, general and administrative costs and the gain on the Regency transaction, offset by higher marks and impairments, the absence of the first quarter 2009 tax benefit from the decision to indefinitely reinvest prior-year earnings outside the U.S., the absence of the first quarter 2009 gain on the PTL sale and remeasurement and the absence of the BAC acquisition gain. GE Capital net earnings also included restructuring, rationalization and other charges of $0.1 billion in both the nine months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2010, GE Capital provided approximately $62 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $54 billion of credit to approximately 48 million U.S. consumers. GE Capital provided credit to approximately 21,000 new commercial customers and 30,000 new small businesses in the U.S. during the first nine months of 2010 and ended the period with outstanding credit to more than 318,000 commercial customers and 177,000 small businesses through retail programs in the U.S.

Additional information about certain GE Capital businesses follows.

CLL revenues decreased 4% and net earnings were favorable compared with the third quarter of 2009. Revenues for the quarter decreased $0.2 billion compared with the third quarter of 2009 as a result of organic revenue declines ($0.1 billion). Net earnings increased in the third quarter of 2010, reflecting lower provisions for losses on financing receivables ($0.1 billion), lower marks and impairments ($0.1 billion) and core growth ($0.1 billion), including lower selling, general and administrative costs and higher gains.

(55)

CLL revenues decreased 13% and net earnings increased 62% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2009 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues for the nine months ended September 30, 2010 also decreased $0.9 billion compared with the nine months ended September 30, 2009 as a result of organic revenue declines ($1.2 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased for the nine months ended September 30, 2010, reflecting lower provisions for losses on financing receivables ($0.4 billion), lower selling, general and administrative costs ($0.2 billion) and higher gains ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations ($0.1 billion).

Consumer revenues decreased 5% and net earnings increased 86% compared with the third quarter of 2009. Revenues for the third quarter of 2010 were reduced by $0.1 billion as a result of dispositions. Revenues for the third quarter also decreased $0.1 billion compared with the third quarter of 2009 as a result of organic revenue declines ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.4 billion), including lower provisions for losses on financing receivables primarily in the U.S., our global banks, and the U.K. ($0.5 billion).

Consumer revenues were flat and net earnings increased 50% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 and 2009 included $0.5 billion and $0.3 billion (including the BAC acquisition gain), respectively, from acquisitions and were reduced by $0.3 billion as a result of dispositions. Revenues for the nine months of 2010 also increased $0.2 billion compared with the nine months ended September 30, 2009 as a result of the weaker U.S. dollar ($0.5 billion), partially offset by organic revenue declines ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.9 billion) and the weaker U.S dollar ($0.1 billion), partially offset by the absence of the BAC acquisition gain ($0.2 billion) and the effects of dispositions ($0.1 billion). Core growth included lower provisions for losses on financing receivables across most platforms ($1.3 billion) and lower selling, general and administrative costs ($0.2 billion), partially offset by the absence of the first quarter 2009 tax benefit ($0.5 billion) from the decision to indefinitely reinvest prior-year earnings outside the U.S.

Real Estate revenues decreased 3% and net earnings increased 25% compared with the third quarter of 2009. Revenues for the quarter decreased compared with the third quarter of 2009 as a result of organic revenue declines. Real Estate net earnings increased $0.1 billion compared with the third quarter of 2009, primarily from a decrease in provisions for losses on financing receivables and core increases ($0.3 billion), partially offset by higher impairments ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.3 billion in both the third quarters of 2010 and 2009.

Real Estate revenues decreased 3% and net earnings decreased 41% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 decreased $0.1 billion compared with the nine months ended September 30, 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar and an increase in property sales. Real Estate net earnings decreased $0.4 billion compared with the nine months ended September 30, 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.7 billion), partially offset by core increases ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.8 billion and $0.9 billion for the nine months ended September 30, 2010 and 2009, respectively.

Energy Financial Services revenues decreased 40% and net earnings increased 34% compared with the third quarter of 2009. Revenues for the quarter decreased compared with the third quarter of 2009, primarily as a result of the deconsolidation of Regency, partially offset by organic revenue growth ($0.1 billion), primarily increases in associated company revenues resulting from an asset sale by an investee, and higher gains. The increase in net earnings resulted primarily from core increases, primarily increases in associated company revenue resulting from an asset sale by an investee, and higher gains, partially offset by higher credit losses.

(56)

Energy Financial Services revenues increased 4% and net earnings increased 85% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 included a $0.1 billion gain related to the Regency transaction and in 2009 were reduced by $0.1 billion of gains from dispositions. Revenues for the nine months ended September 30, 2010 increased compared with the nine months ended September 30, 2009 as a result of organic revenue growth ($0.4 billion), primarily increases in associated company revenues resulting from an asset sale by an investee ($0.2 billion), partially offset by the deconsolidation of Regency. The increase in net earnings resulted primarily from core increases, primarily increases in associated company earnings resulting from an asset sale by an investee ($0.2 billion), and the gain related to the Regency transaction ($0.1 billion).

GECAS revenues increased 17% and net earnings decreased 16% compared with the third quarter of 2009. Revenues for the quarter increased compared with the third quarter of 2009 as a result of organic revenue growth ($0.2 billion). The decrease in net earnings resulted primarily from higher impairments related to our operating lease portfolio of commercial aircraft, partially offset by lower credit losses and core increases.

GECAS revenues increased 13% and net earnings increased 4% compared with the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 increased compared with the nine months ended September 30, 2009 as a result of organic revenue growth ($0.4 billion), including higher investment income ($0.1 billion). The increase in net earnings resulted primarily from core increases, including higher investment income and lower credit losses, partially offset by higher impairments related to our operating lease portfolio of commercial aircraft.

Home & Business Solutions revenues of $2.1 billion decreased 1% in the third quarter of 2010 compared with the third quarter of 2009 primarily as a result of lower prices. Segment profit was flat in the third quarter of 2010.

Home & Business Solutions revenues of $6.3 billion increased 1% for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, as higher volume ($0.3 billion) was partially offset by lower prices ($0.2 billion). The increase in volume primarily reflected increased lighting sales. Segment profit increased 33%, or $0.1 billion, to $0.3 billion for the nine months ended September 30, 2010, primarily as a result of the effects of productivity ($0.2 billion) partially offset by lower prices ($0.2 billion).

Corporate items and eliminations revenues in the third quarter of 2010 were flat reflecting lower revenues from the disposed businesses ($0.4 billion), offset by lower eliminations, reflecting lower volume of intersegment sales ($0.3 billion) and higher asset management revenues ($0.1 billion). Corporate items and eliminations costs decreased by $0.3 billion compared with the third quarter of 2009 due to a decrease in restructuring, rationalization and other charges ($0.8 billion), partially offset by higher long-term incentive costs ($0.2 billion) and higher costs of our principal pension plans ($0.2 billion).

Corporate items and eliminations revenues for the nine months ended September 30, 2010 increased by $0.1 billion as lower eliminations, reflecting lower volume of intersegment sales ($0.6 billion), higher asset management revenues ($0.2 billion) and increased insurance revenues ($0.2 billion) were partially offset by lower revenues from disposed businesses ($0.8 billion). Corporate items and eliminations costs decreased by $0.7 billion compared with the nine months ended September 30, 2009 due to a decrease in restructuring, rationalization and other charges ($1.1 billion) and higher net gains on dispositions ($0.1 billion), partially offset by higher costs of our principal pension plans ($0.6 billion).

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. For the third quarter of 2010, these included $0.1 billion at each of Technology Infrastructure and Energy Infrastructure, primarily for restructuring, rationalization and other charges. For the nine months ended September 30, 2010, these included $0.3 billion at Technology Infrastructure and $0.1 billion at each of Home & Business Solutions and Energy Infrastructure, primarily for restructuring, rationalization and other charges.

(57)

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2010	2009	2010	2009

Earnings (loss) from discontinued operations, net of taxes	$(1,105)	$40	$(1,683)	$(175)

Discontinued operations primarily comprised GE Money Japan, WMC and Plastics. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the third quarter and nine months ended September 30, 2010, primarily reflected $1.1 billion and $1.7 billion, respectively, of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

Earnings from discontinued operations, net of taxes, for the third quarter of 2009 primarily related to certain tax items in our discontinued insurance operations. Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2009, primarily reflected $0.1 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the nine months ended September 30, 2010 resulted from the following:

•

Increase of $31.1 billion in assets and $33.0 billion in liabilities and a net reduction of total equity (including noncontrolling interests) of $1.9 billion on January 1, 2010, as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-16 and ASU 2009-17 (ASU 2009-16 & 17);

•	At GECS, repayments exceeded new issuances of total borrowings by $50.3 billion and collections on financing receivables exceeded originations by $26.5 billion;

•	On February 28, 2010, we completed the sale of our Security business for $1.8 billion in cash;

•	On September 26, 2010, we purchased 7.7% of NBCU from Vivendi S.A. (Vivendi) for $2.0 billion; and

•	The U.S. dollar was stronger at September 30, 2010 than at December 31, 2009, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $758.8 billion at September 30, 2010, a decrease of $23.0 billion from December 31, 2009. GE assets decreased $1.7 billion, and financial services assets decreased $25.5 billion.

GE assets were $208.3 billion at September 30, 2010, a $1.7 billion decrease from December 31, 2009. The decrease reflects a $4.0 billion decrease in investment in GECS mainly due to the impact of the adoption of ASU 2009-16 & 17 and the effects of the stronger U.S. dollar.

(58)

Financial Services assets were $624.7 billion at September 30, 2010 and reflect the effect of our adoption of ASU 2009-16 & 17 (see Note 16). Excluding the effect of the adoption of ASU 2009-16 & 17, assets decreased $56.1 billion, reflecting a reduction of financing receivables of $45.8 billion, primarily through collections exceeding originations ($26.5 billion), the effects of the stronger U.S. dollar ($6.0 billion), net write-offs ($6.4 billion), a reduction in property, plant and equipment ($3.0 billion), mainly from the disposition of Regency ($1.7 billion), and a decrease in all other assets ($7.1 billion), mainly from a reduction in Real Estate investments ($3.7 billion).

Consolidated liabilities were $638.2 billion at September 30, 2010, an $18.5 billion decrease from December 31, 2009. GE liabilities increased $1.9 billion and financial services liabilities decreased $20.6 billion.

GE liabilities were $88.8 billion at September 30, 2010. The $1.9 billion increase from December 31, 2009 was primarily attributable to an increase in liabilities of businesses held for sale of $4.1 billion, mainly related to the NBCU notes offering and other liabilities of $0.9 billion, partially offset by net repayment of total borrowings of $1.8 billion and decrease in progress collections of $1.3 billion. The ratio of borrowings to total capital invested for GE at the end of the third quarter was 8.0% compared with 9.0% at the end of last year and September 30, 2009.

Financial Services liabilities decreased $20.6 billion from December 31, 2009 to $556.7 billion and reflect the adoption of ASU 2009-16 & 17 (see Note 16). Excluding the effect of the adoption of ASU 2009-16 & 17, liabilities decreased $53.0 billion primarily attributable to a $50.3 billion net reduction in borrowings, including non-recourse borrowings of consolidated securitization entities (CSEs), mainly due to maturities which were pre-funded in 2009 and consistent with our overall reduction in financial services assets, and the effects of the stronger U.S. dollar.

Cash Flows

Consolidated cash and equivalents were $78.4 billion at September 30, 2010, an increase of $6.1 billion during the nine months ended September 30, 2010. Cash and equivalents totaled $61.4 billion at September 30, 2009, an increase of $13.2 billion during the nine months ended September 30, 2009.

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

GE Cash Flow

GE cash and equivalents were $13.0 billion at September 30, 2010, compared with $5.2 billion at September 30, 2009. GE CFOA totaled $10.1 billion for the nine months ended September 30, 2010 compared with $11.4 billion for the nine months ended September 30, 2009. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

(59)

	Nine months ended September 30
(In billions)	2010	2009

Operating cash collections(a)	$70.2	$77.3
Operating cash payments	(60.1)	(65.9)

GE cash from operating activities (GE CFOA)(a)	$10.1	$11.4

(a)	GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental impact to GE CFOA from selling these receivables to GECS was a decrease in GE CFOA of $0.3 billion for the nine months ended September 30, 2010 and an increase to GE CFOA of $0.2 billion for the nine months ended September 30, 2009. See Note 17 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $7.1 billion during the nine months ended September 30, 2010. This decrease is consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased for the nine months ended September 30, 2010 by $5.8 billion, consistent with the decrease in GE total costs and expenses.

GE CFOA decreased $1.3 billion compared with the nine months ended September 30, 2009, primarily reflecting an overall decline in net earnings and a decrease in progress collections of $1.4 billion, partially offset by working capital improvements of $0.9 billion.

GECS Cash Flow

GECS cash and equivalents were $66.0 billion at September 30, 2010, compared with $56.9 billion at September 30, 2009. GECS cash from operating activities totaled $16.5 billion for the nine months ended September 30, 2010, compared with cash from operating activities of $2.0 billion for the nine months ended September 30, 2009. This was primarily due to decreases, compared to the prior year, in cash collateral returned to counterparties on derivative contracts of $7.7 billion and in cash used for other liabilities of $6.2 billion, primarily related to taxes payable, and lower gains and higher impairments at Real Estate of $2.7 billion.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $34.7 billion during the nine months ended September 30, 2010 resulting from a $26.5 billion reduction in financing receivables, due to collections exceeding originations, a $1.6 billion reduction in investment securities, and $1.2 billion from recoveries of financing receivables previously written off.

GECS cash used for financing activities for the nine months ended September 30, 2010 of $48.5 billion related primarily to a $50.3 billion reduction in total borrowings, mainly due to maturities which were pre-funded in 2009, and a reduction in non-recourse borrowings of CSEs on lower volumes, partially offset by an increase in deposits at our global banks.

(60)

Other Liabilities

As previously disclosed, under a 2006 consent decree with the Environmental Protection Agency (EPA), GE has agreed to dredge PCB-containing sediment from the upper Hudson River. The dredging is to be performed in two phases and Phase I was completed in May through November of 2009. Between Phase I and Phase II there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase I dredging operations with respect to Phase I Engineering Performance Standards and recommended proposed changes to the standards. EPA is now considering the peer review panel’s recommendations, GE’s proposed changes, and its own analysis and is expected to issue its regulatory decision setting forth any changes to the scope of, and performance standards for, Phase II in November 2010. Following EPA’s decision, GE has until December 31, 2010 to either elect to perform Phase II or to opt out of the project, at which point GE may be responsible for further costs. Our statement of financial position as of September 30, 2010 included liabilities for the probable and estimable costs of the project under the consent decree. GE believes that a targeted, multi-year dredging project will achieve the intended environmental benefits originally identified by EPA, while minimizing the short-term adverse impacts of an overly expansive, longer dredging project. The amount of additional cost following EPA’s decision is uncertain and will depend on a number of factors, including EPA’s decision regarding changes to the scope, design and engineering standards and controls of the remedy, the volume of any additional sediment required to be removed, the duration of further remediation and any response to EPA’s decision, including future negotiations or legal process; these costs may differ from our current estimates.

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

At September 30, 2010, the aggregate amount of investments that are measured at fair value through earnings totaled $4.8 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our global banks. The fair value of investment securities decreased to $45.7 billion at September 30, 2010, from $51.9 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions and purchases in our run-off insurance operations. Of the amount at September 30, 2010, we held debt securities with an estimated fair value of $44.5 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $26.7 billion, $3.0 billion and $2.8 billion, respectively. Unrealized losses on debt securities were $1.4 billion and $2.6 billion at September 30, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.3 billion, $0.5 billion and $0.2 billion, respectively, at September 30, 2010, as compared with $0.8 billion, $0.8 billion and $0.4 billion, respectively, at December 31, 2009.

(61)

Of the $3.0 billion of RMBS, our exposure to subprime credit was approximately $0.7 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities during the nine months ended September 30, 2010 and 2009. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 70% have been subsequently downgraded to below investment grade. The vast majority of the securities we hold are in a senior position in the capital structure of the deal.

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

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities, primarily residential mortgage-backed securities and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At September 30, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.8 billion, including $0.4 billion of our $0.6 billion investment in subprime RMBS. At September 30, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total pre-tax other-than-temporary impairment losses during the third quarter of 2010 were not significant.

Total pre-tax other-than-temporary impairment losses during the nine months ended September 30, 2010 were $0.3 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities, and non-U.S. corporate securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

(62)

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS and CMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at September 30, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At September 30, 2010, unrealized losses on investment securities totaled $1.4 billion, including $1.3 billion aged 12 months or longer, compared with unrealized losses of $2.6 billion, including $2.3 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at September 30, 2010, approximately 65% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.9 billion and $0.2 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at September 30, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

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

(63)

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. As our revolving credit portfolios turn over more than once per year, write-offs in our Consumer Installment and Revolving credit portfolios during a particular fiscal year will be related to both loans with incurred losses that existed in the portfolio as of the beginning of that fiscal year and those that were originated and written-off during that fiscal year. For example, our U.S. credit card portfolio has a weighted average turnover of approximately 6 months as of September 30, 2010. In addition, write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized.

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

We provide specific reserves for commercial loans based upon expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is determined to be collateral dependent, as a practical expedient. If foreclosure is deemed probable or if repayment is dependent on the sale of collateral, we deduct estimated selling costs from fair value. Our surveillance process can often result in reserves being established in advance of a modification of terms or designation as a troubled debt restructuring (TDR). After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on the historical and projected default rates and loss severity, and is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

(64)

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

(65)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
(In millions)	September 30, 2010	January 1, 2010(a)	December 31, 2009	September 30, 2010	January 1, 2010(a)	December 31, 2009	September 30, 2010	January 1, 2010(a)	December 31, 2009

CLL(b)
Americas	$89,769	$99,666	$87,496	$2,777	$3,437	$3,155	$1,356	$1,245	$1,179
Europe	36,969	43,403	41,455	1,095	1,441	1,441	411	575	575
Asia	12,192	13,159	13,202	429	559	576	252	234	244
Other	2,651	2,836	2,836	7	24	24	8	11	11

Consumer(b)
Non-U.S. residential mortgages(c)	49,239	58,345	58,345	4,248	4,515	4,515	922	949	949
Non-U.S. installment and revolving credit	22,729	24,976	24,976	352	451	451	1,043	1,181	1,181
U.S. installment and revolving credit	42,782	47,171	23,190	1,149	1,633	841	2,672	3,300	1,698
Non-U.S. auto	10,038	13,344	13,344	45	72	72	208	308	308
Other	10,035	11,688	11,688	497	625	625	255	300	300

Real Estate(d)	42,481	48,673	44,841	1,425	1,358	1,252	1,857	1,536	1,494

Energy Financial Services	7,291	7,790	7,790	163	78	78	85	28	28

GECAS(b)	12,227	13,254	13,254	–	153	153	25	104	104

Other(e)	2,087	2,614	2,614	90	72	72	53	34	34

Total	$340,490	$386,919	$345,031	$12,277	$14,418	$13,255	$9,147	$9,805	$8,105

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 16.

(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	At September 30, 2010, net of credit insurance, approximately 24% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 80% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 16.1% and have loan-to-value ratio at origination of 75%. At September 30, 2010, 3% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(d)	Financing receivables included $224 million and $317 million of construction loans at September 30, 2010 and December 31, 2009, respectively.

(e)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in our 2009 consolidated financial statements.

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40,188 million of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at September 30, 2010 to January 1, 2010, as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

(66)

The portfolio of financing receivables, before allowance for losses, was $340.5 billion at September 30, 2010, and $386.9 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $46.4 billion from January 1, 2010, primarily as a result of collections exceeding originations ($26.5 billion) (which includes sales), write-offs ($7.6 billion), the stronger U.S. dollar ($6.0 billion) and dispositions ($0.9 billion), partially offset by acquisitions ($1.2 billion).

Related nonearning receivables totaled $12.3 billion (3.6% of outstanding receivables) at September 30, 2010, compared with $14.4 billion (3.7% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in our Consumer business and improved performance in commercial lending, offset by increased Real Estate delinquencies driven by continued deterioration in the commercial real estate markets.

The allowance for losses at September 30, 2010 totaled $9.1 billion compared with $9.8 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses decreased $0.7 billion from January 1, 2010, primarily due to a reduction in the overall financing receivables balance and the impact of a stronger U.S. dollar. Overall coverage has increased to 2.7% at September 30, 2010 from 2.5% at January 1, 2010.

	Nonearning receivables as a percent of financing receivables			Allowance for losses as a percent of nonearning receivables			Allowance for losses as a percent of total financing receivables
	September 30, 2010	January 1, 2010(a)	December 31, 2009	September 30, 2010	January 1, 2010(a)	December 31, 2009	September 30, 2010	January 1, 2010(a)	December 31, 2009
CLL(b)
Americas	3.1%	3.4%	3.6%	48.8%	36.2%	37.4%	1.5%	1.2%	1.3%
Europe	3.0	3.3	3.5	37.5	39.9	39.9	1.1	1.3	1.4
Asia	3.5	4.2	4.4	58.7	41.9	42.4	2.1	1.8	1.8
Other	0.3	0.8	0.8	114.3	45.8	45.8	0.3	0.4	0.4

Consumer(b)
Non-U.S. residential mortgages	8.6	7.7	7.7	21.7	21.0	21.0	1.9	1.6	1.6
Non-U.S. installment and revolving credit	1.5	1.8	1.8	296.3	261.9	261.9	4.6	4.7	4.7
U.S. installment and revolving credit	2.7	3.5	3.6	232.6	202.1	201.9	6.2	7.0	7.3
Non-U.S. auto	0.4	0.5	0.5	462.2	427.8	427.8	2.1	2.3	2.3
Other	5.0	5.3	5.3	51.3	48.0	48.0	2.5	2.6	2.6

Real Estate	3.4	2.8	2.8	130.3	113.1	119.3	4.4	3.2	3.3

Energy Financial Services	2.2	1.0	1.0	52.1	35.9	35.9	1.2	0.4	0.4

GECAS(b)	–	1.2	1.2	–	68.0	68.0	0.2	0.8	0.8

Other	4.3	2.8	2.8	58.9	47.2	47.2	2.5	1.3	1.3

Total	3.6	3.7	3.8	74.5	68.0	61.1	2.7	2.5	2.3

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 16.

(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(67)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the tables below.

	At
(In millions)	September 30, 2010	January 1, 2010(a)	December 31, 2009

Loans requiring allowance for losses	$12,764	$9,541	$9,145
Loans expected to be fully recoverable	4,405	3,914	3,741

Total impaired loans	$17,169	$13,455	$12,886

Allowance for losses (specific reserves)	$3,175	$2,376	$2,331
Average investment during the period	14,956	(c)	8,493
Interest income earned while impaired(b)	339	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

(c)	Not applicable.

	September 30, 2010		At January 1, 2010(a)		December 31, 2009
(In millions)	Impaired Loans	Specific Reserves	Impaired Loans	Specific Reserves	Impaired Loans	Specific Reserves

Commercial(b)	$5,662	$1,141	$5,084	$1,031	$4,985	$1,073
Consumer	2,418	516	1,747	307	1,383	241
Real Estate	9,089	1,518	6,624	1,038	6,518	1,017

Total	$17,169	$3,175	$13,455	$2,376	$12,886	$2,331

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Comprises CLL, GECAS and Energy Financial Services.

(68)

Impaired loans increased by $3.7 billion from January 1, 2010, to September 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values, particularly in U.S. and Japanese collateral. The increase in Real Estate specific reserves is consistent with the increase in impaired loans, as well as value declines since January 1, 2010. Of our $9.1 billion impaired loans at Real Estate at September 30, 2010, $6.5 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at September 30, 2010 and December 31, 2009, classified by the method used to measure impairment was as follows:

	At
(In millions)	September 30, 2010	December 31, 2009

Method used to measure impairment
Discounted cash flow	$6,936	$7,020
Collateral value	10,233	5,866
Observable market price	–	–

Total	$17,169	$12,886

We determine whether a loan is collateral-dependent in accordance with ASC 310-10-35, which states that, a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Measurement of the impairment on our impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is determined to be collateral dependent. If foreclosure is deemed probable or if repayment is dependent on the sale of the collateral, we deduct estimated selling costs from fair value. For Real Estate, reserves are based on a discounted cash flow methodology, except in situations where the loan is within 24 months of maturity or foreclosure is deemed probable, in which case reserves are based on collateral values. Consistent with our other collateral dependent loans, if foreclosure is deemed probable or if repayment is dependent on the sale of collateral, we deduct estimated selling costs from the fair value of the underlying collateral. A substantial majority of our Real Estate impaired loans have specific reserves that are determined based on the fair value of the underlying collateral.

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

Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate interest rate and corroborated by external appraisals, as appropriate. These cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy. Collateral valuations are updated at least semi-annually, or more frequently for higher risk loans.

(69)

Write-offs on impaired loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs on Real Estate loans are generally recorded upon the initiation of foreclosure or early settlement by the borrower, or in some cases, based on the passage of time depending on specific facts and circumstances. In CLL, loans are written-off when deemed uncollectible (e.g., when the borrower enters restructuring or collateral is to be liquidated). In Consumer, loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. As of September 30, 2010, TDRs included in impaired loans were $7.8 billion, primarily relating to Real Estate ($3.1 billion), CLL ($2.5 billion) and Consumer ($2.2 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government sponsored mortgage modification programs. During the nine months ended September 30, 2010, we provided short-term modifications of approximately $1.8 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $1.1 billion of credit card loans in the United States and approximately $0.7 billion of other consumer loans primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. During the nine months ended September 30, 2010, approximately $0.3 billion of these modified loans redefaulted.

Our allowance for losses on financing receivables on these modified loans is determined based upon a formulaic approach that estimates the probable losses inherent in the portfolio based upon statistical analyses of the portfolio. Data related to redefault experience is also considered in our overall reserve adequacy review and we believe that reserves would not be materially different had we not re-aged these accounts. Once the loan has been modified, it returns to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period. The allowance for loan losses related to the consumer loans included in the short-term modification programs is not materially different from that which would have been calculated had we applied the requirements of ASC 310-10.

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

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

(70)

CLL – Americas. Nonearning receivables of $2.8 billion represented 22.6% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 48.8% at September 30, 2010 reflecting further loss severity in our equipment, and franchise restaurant and hotel portfolios, combined with an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.1% at September 30, 2010, primarily due to reduced nonearning exposures in our corporate lending, corporate aircraft, and industrial materials portfolios, which more than offset deterioration in our healthcare and franchise restaurant and hotel portfolios. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking, and forestry industries, and for our leveraged finance business, equity of the underlying businesses. The underlying collateral values remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

CLL – Europe. Nonearning receivables of $1.1 billion represented 8.9% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables decreased slightly from 39.9% at January 1, 2010, to 37.5% at September 30, 2010, as a greater proportion of nonearning receivables was attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 68.7% at January 1, 2010, to 80.5% due to the resolution of nonearning receivables in our leveraged finance and equipment finance portfolios, which were restructured and no longer classified as nonearning, removed from nonearning as a result of the loans being sold, or adjusted downward as a result of write-offs. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at January 1, 2010, to 3.0% at September 30, 2010, primarily from the decrease in nonearning receivables across our senior secured lending, equipment finance and asset-based lending portfolios, primarily as a result of the loan resolutions previously mentioned. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending business and equipment, and trade receivables for our equipment finance and asset-based lending portfolios, respectively. The underlying collateral values related to these nonearning financing receivables remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.5% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 58.7% at September 30, 2010, primarily due to a larger percentage decrease in nonearning receivables primarily in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.5% at September 30, 2010, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivable balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry. The underlying collateral values related to these nonearning financing receivables remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

Consumer – Non-U.S. residential mortgages. Nonearning receivables of $4.2 billion represented 34.6% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 21.0% at January 1, 2010, to 21.7% at September 30, 2010. In 2010, our nonearning receivables decreased primarily due to signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 65%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2010, we had in repossession stock approximately 700 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of non-earning receivables as a percent of financing receivables increased from 7.7% at January 1, 2010, to 8.6% at September 30, 2010, primarily due to reduced originations across all platforms.

(71)

Consumer – Non-U.S. installment and revolving credit. Nonearning receivables of $0.4 billion represented 2.9% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 261.9% at January 1, 2010, to 296.3% at September 30, 2010, reflecting the effects of loan repayments and reduced originations, primarily across Eastern European platforms.

Consumer – U.S. installment and revolving credit. Nonearning receivables of $1.1 billion represented 9.4% of total nonearning receivables at September 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.1% at January 1, 2010, to 232.6% at September 30, 2010, as a result of lower entry rates, improved collections resulting in reductions in our delinquency and nonearning receivables balances. The ratio of nonearning receivables as a percentage of financing receivables decreased from 3.5% at January 1, 2010 to 2.7% at September 30, 2010, primarily due to improved collections reducing our nonearning balance.

Real Estate. Nonearning receivables of $1.4 billion represented 11.6% of total nonearning receivables at September 30, 2010. The increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. and European hotel and retail portfolios, partially offset by foreclosures and discounted payoffs primarily related to U.S. office, multi-family and hotel loans. The ratio of allowance for losses as a percent of total financing receivables increased from 3.2% at January 1, 2010, to 4.4% at September 30, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables increased from 113.1% to 130.3% consistent with the decline in collateral values experienced in the overall portfolio. Since our approach identifies loans as impaired even when the loan is currently paying in accordance with contractual terms, increases in nonearning receivables do not necessarily require proportionate increases in reserves upon migration to nonearning status as specific reserves have often been established on the loans prior to their migration to nonearning status.

The Real Estate financing receivables portfolio is collateralized by income-producing commercial properties across a variety of asset classes and markets. At September 30, 2010, financing receivables of $42.5 billion were primarily collateralized by owner occupied properties ($10.3 billion), office buildings ($10.0 billion), apartment buildings ($6.5 billion) and hotel properties ($4.7 billion). In 2010, commercial real estate markets have continued to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management; however, we continue to expect higher losses for Real Estate as compared with 2009. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.4 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. In particular, the distribution of value decline between the impaired loan portfolio and the non-impaired loan portfolio can result in non-linear loss results. At September 30, 2010, real estate held for investment included $0.7 billion representing 119 foreclosed commercial real estate properties.

(72)

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	Delinquency rates at(a)
	September 30, 2010(b)	December 31, 2009	September 30, 2009

Equipment Financing	2.26%	2.81%	3.01%
Real Estate	5.74	4.22	4.09
Consumer	8.34	8.85	8.82
U.S.	6.17	7.66	7.31
Non-U.S.	9.38	9.38	9.46

(a)	Excludes loans purchased at a discount (unless they have deteriorated post acquisition).

(b)	Subject to update.

Delinquency rates on equipment financing loans and leases decreased from December 31, 2009 and September 30, 2009, to September 30, 2010, as a result of improvements in the global economic and credit environment. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 and September 30, 2009, to September 30, 2010, primarily because of continued challenging real estate market fundamentals, including reduced occupancy rates and rents and the effects of limited real estate market liquidity. The overall challenging economic environment may continue to lead to a higher level of delinquencies and provisions for financing receivables and could adversely affect results of operations at Real Estate.

Delinquency rates on consumer financing receivables increased from September 30, 2009 to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and continued the process of regularly reviewing and adjusting reserve levels. Delinquency rates on consumer financing receivables decreased from December 31, 2009 to September 30, 2010, primarily due to improved collections and lower entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At September 30, 2010, approximately 43% of our U.S. managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at September 30, 2010. See Note 5 to the condensed, consolidated financial statements.

All other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $82.4 billion at September 30, 2010, a decrease of $5.0 billion, primarily related to declines in our real estate equity investments due to the strengthening of the U.S. dollar, impairments and depreciation. During the nine months ended September 30, 2010, we recognized other-than-temporary impairments of cost and equity method investments of $0.1 billion.

(73)

Included in other assets are Real Estate equity investments of $28.5 billion and $32.2 billion at September 30, 2010 and December 31, 2009, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the second quarter of 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $6.3 billion. The estimated value of the portfolio continues to reflect deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy. During the nine months ended September 30, 2010, Real Estate recognized pre-tax impairments of $1.5 billion in its real estate investments, compared with $0.5 billion for the same period in 2009. Based on our historical experience, Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% are at most risk of impairment. Real Estate investments in this category at September 30, 2010 had a carrying value of $1.5 billion and an associated unrealized loss of approximately $0.4 billion. Continued deterioration in economic and market conditions may result in further impairments being recognized.

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. At both GE and GECS we manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECS are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses. We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities and also have historically maintained a commercial paper program that we regularly access to fund operations in the U.S., principally within fiscal quarters.

Our GECS liquidity and funding plans are designed to meet GECS’ funding requirements under normal and stress scenarios, which include primarily extensions of credit, payroll, principal payments on outstanding borrowings, interest on borrowings, dividends to GE, and general obligations such as collateral deposits held or collateral posted to counterparties. GECS’ funding plan also has been developed in connection with our strategy to reduce our ending net investment in GE Capital. GECS relies on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases, sales of assets, unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

Our 2010 GECS funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt, ($133.9 billion at December 31, 2009) through commercial paper issuances; cash on hand; long-term debt issuances; collections of financing receivables exceeding originations; dispositions; asset sales; and deposits and alternative sources of funding. Interest on borrowings is primarily covered by interest earned on existing financing receivables. During the first nine months of 2010, GECS earned interest income on financing receivables of $18.8 billion, which more than offset interest expense of $11.6 billion.

(74)

Both the GECS Board of Directors and the GE Audit Committee have approved a detailed liquidity policy and contingency funding plan for GECS. The liquidity policy defines GECS’ liquidity risk tolerance under different scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECS’ liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

Actions taken to strengthen and maintain our liquidity are described in the following section, as well as in the Liquidity and Borrowings section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 consolidated financial statements.

Cash and Equivalents

We had cash and equivalents of $78.4 billion at September 30, 2010, which is available to meet our needs. A substantial portion of this is freely available. About $12 billion is in regulated entities and is subject to regulatory restrictions. About $12 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis (without being subject to U.S. tax). We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets. In connection with the sale of NBCU, we expect to receive approximately $11.5 billion in additional proceeds; $6.4 billion in cash from Comcast Corporation and approximately $5.1 billion from proceeds of borrowings by NBCU completed in October 2010. Of these proceeds, $3.8 billion will be used to purchase the remaining interest in NBCU from Vivendi.

We had committed, unused credit lines totaling $52.1 billion that had been extended to us by 59 financial institutions at September 30, 2010. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.0 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At September 30, 2010, our aggregate cash and equivalents and committed credit lines were more than twice our GECS commercial paper borrowings balance.

Funding Plan

Our strategy has been to reduce our ending net investment in GE Capital and in the first nine months of 2010, we reduced our GE Capital ending net investment, excluding cash and equivalents, to $489.4 billion through continued reductions, primarily collections exceeding originations by approximately $26.5 billion.

Our 2010 GECS funding plan anticipates $38 billion of senior, unsecured long-term debt issuance which we fully pre-funded in 2009. In the first nine months of 2010, we completed issuances of $18 billion of senior, unsecured debt with maturities up to 14 years (and subsequent to the end of the third quarter, an additional $4 billion) towards our 2011 long-term funding plan. Average commercial paper borrowings for GECS and GE during the quarter were $42.1 billion and $7.9 billion, respectively, and the maximum amount of commercial paper borrowings outstanding for GECS and GE during the quarter were $45.5 billion and $10.5 billion, respectively. GECS commercial paper maturities are funded principally through new issuances and at GE are repaid by quarter-end using available cash.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009. Our TLGP-guaranteed debt has remaining maturities in 2010 ($1 billion), 2011 ($18 billion) and 2012 ($35 billion). We anticipate funding these and our other long-term debt maturities through a combination of new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and alternative sources of funding and use of existing cash.

(75)

We securitize a number of types of financial assets in the ordinary course of business. These securitization transactions serve as alternative funding sources for a variety of assets that we originate, including credit card receivables, floorplan receivables, equipment loans and leases, trade receivables and other asset types. In the first nine months of 2010, we issued $1.7 billion of asset-backed securities and completed $5.9 billion of issuances through asset-backed commercial paper conduits or other secured lending facilities. Total non-recourse borrowings of CSEs at September 30, 2010 were $30 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 16 to the condensed, consolidated financial statements. Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At September 30, 2010 and December 31, 2009, we were party to repurchase agreements totaling $0.2 billion and an insignificant amount, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 19 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Total alternative funding at September 30, 2010 is $65 billion, comprised mainly of $42 billion bank deposits, $11 billion secured funding and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2009 is $63 billion.

Dividends and Share Repurchase Program

On July 23, 2010, the GE Board of Directors increased our quarterly dividend 20% from $0.10 per outstanding share of common stock to $0.12 per outstanding share of common stock for shareholders of record at the close of business on September 20, 2010.

Also on July 23, 2010, the GE Board of Directors extended the existing share repurchase plan, which would have otherwise expired on December 31, 2010, through 2013. We repurchased 52.8 million shares for $0.8 billion under the plan during the third quarter of 2010.

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.11:1 during the nine months ended September 30, 2010 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. If we continue to see improvements in GECC’s pre-tax results consistent with the first nine months of 2010, we would not expect any payment from GE to GECC in 2011 pursuant to the Income Maintenance Agreement. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 consolidated financial statements.

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

(76)

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In September 2010, the United States District Court for the Southern District of New York granted our motion to dismiss in its entirety with prejudice a purported class action under the federal securities laws naming us as defendant, as well as our chief executive officer and chief financial officer. In this action, which we previously reported, the plaintiffs alleged that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. Plaintiffs have filed notice of appeal.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period(a)	Total number of shares purchased	(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program	(a)(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2010
July	4,829		$15.94	4,657
August	20,099		$15.41	19,946
September	28,359		$15.94	28,199

Total	53,287		$15.74	52,802		$10.8 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)	This category includes 485 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)	This balance represents the number of shares that were repurchased from the GE Stock Direct Plan, a direct stock purchase plan that is available to the public. Repurchases from GE Stock Direct are part of the 2007 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2010. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct. Effective September 25, 2008, we suspended the Program for purchases other than from GE Stock Direct. Effective July 23, 2010, we extended the Program, which would have otherwise expired on December 31, 2010, through 2013 and we resumed repurchases under the Program in the third quarter of 2010.

(77)

Item 6. Exhibits.

Exhibit 11	Computation of Per Share Earnings*.

Exhibit 12(a)	Computation of Ratio of Earnings to Fixed Charges.

Exhibit 12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.

Exhibit 99(b)	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (Commission file number 001-06461)).

Exhibit 101	The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months and nine months ended September 30, 2010 and 2009, (ii) Condensed Statement of Financial Position at September 30, 2010 and December 31, 2009, (iii) Condensed Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed, Consolidated Financial Statements**.

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

General Electric Company (Registrant)

November 3, 2010	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(79)