Form 10-K
period 2010-12-31
GENERAL ELECTRIC CO
filed 2011-02-25
CIK 40545

United States Securities and Exchange Commission

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $159.4 billion. Affiliates of the Company beneficially own, in the aggregate, less than one-tenth of one percent of such shares. There were 10,618,489,000 shares of voting common stock with a par value of $0.06 outstanding at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Shareowners, to be held April 27, 2011, is incorporated by reference in Part III to the extent described therein.

(1)

(2)

Item 1. Business

General

Unless otherwise indicated by the context, we use the terms “GE,” “GECS” and “GECC” on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Also, unless otherwise indicated by the context, “General Electric” means the parent company, General Electric Company (the Company).

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 3135 Easton Turnpike, Fairfield, CT 06828-0001.

We are one of the largest and most diversified technology and financial services corporations in the world. With products and services ranging from aircraft engines, power generation, water processing, and household appliances to medical imaging, business and consumer financing and industrial products, we serve customers in more than 100 countries and employ approximately 287,000 people worldwide. Prior to January 28, 2011, we also operated a media company, NBC Universal, Inc. (NBCU). Effective January 28, 2011, we hold a 49% interest in a media entity that includes the NBC Universal businesses. See the NBC Universal section of this Item for additional information. Since our incorporation in 1892, we have developed or acquired new technologies and services that have broadened and changed considerably the scope of our activities.

In virtually all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive climate is characterized by changing technology that requires continuing research and development. With respect to manufacturing operations, we believe that, in general, we are one of the leading firms in most of the major industries in which we participate. The NBC Television Network, which became part of the media entity referred to above as of January 28, 2011, is a major U.S. commercial broadcast television network. NBC Universal also competes with other film and television programming producers and distributors, cable/satellite television networks and theme park operators. The businesses in which GECS engages are subject to competition from various types of financial institutions, including commercial banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies and finance companies associated with manufacturers.

(3)

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, network television, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. We do not undertake to update our forward-looking statements.

Operating Segments

Segment revenue and profit information and additional financial data and commentary on recent financial results for operating segments are provided in the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 28 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Operating businesses that are reported as segments include Energy Infrastructure, Technology Infrastructure, NBC Universal, GE Capital and Home & Business Solutions. Net earnings of GECS and the effect of transactions between segments are eliminated to arrive at total consolidated data. A summary description of each of our operating segments follows.

Effective January 1, 2011, we reorganized the Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization and we will begin reporting these as separate segments beginning with our quarterly report on Form 10-Q for the period ended March 31, 2011. Results for 2010 and prior periods in this Form 10-K Report are reported on the basis under which we managed our businesses in 2010 and do not reflect the January 2011 reorganization.

We also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

Energy Infrastructure

Energy Infrastructure (25.0%, 26.2% and 23.7% of consolidated revenues in 2010, 2009 and 2008, respectively) is a leader in the field of development, implementation and improvement of products and technologies that harness resources such as wind, oil, gas and water.

Our operations are located in North America, Europe, Asia, South America and Africa.

(4)

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

Energy also offers water treatment solutions for industrial and municipal water systems including the supply and related services of specialty chemicals, water purification systems, pumps, valves, filters and fluid handling equipment for improving the performance of water, wastewater and process systems, including mobile treatment systems and desalination processes.

On February 1, 2011, we acquired Dresser, Inc., which expands the business’s portfolio with technologies for gas engines, control and relief valves, measurement, regulation and control solutions for gas and fuel distribution.

In addition, Energy provides integrated electrical equipment and systems used to distribute, protect and control energy and equipment. We manufacture and distribute electrical distribution and control products, lighting and power panels, switchgear and circuit breakers that are used to distribute and manage power in a variety of residential, commercial, consumer and industrial applications. We also provide customer-focused solutions centered on the delivery and control of electric power, and market a wide variety of commercial lighting systems. Energy also offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current. Energy also provides protection and control, communications, power sensing and power quality products and services that increase the reliability of electrical power networks and critical equipment and offering wireless data transmission.

Energy is party to revenue sharing programs that share the financial results of certain aero-derivative lines. These businesses are controlled by Energy, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2010, such counterparty interests ranged from 5% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

Worldwide competition for power generation products and services is intense. Demand for power generation is global and, as a result, is sensitive to the economic and political environment of each country in which we do business. The balance of regional growth and demand side management are important factors to evaluate as we plan for future development.

Oil & Gas

Our technology helps oil and gas companies make more efficient and sustainable use of the world’s energy resources.

(5)

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

On February 3, 2011, we acquired Wellstream PLC, which expands the business’s portfolio with subsea flexible risers and flowlines.

To ensure that the installed base is maintained at peak condition, our service business has over 40 service centers and workshops in the world’s main oil and gas extraction and production regions. The business also provides upgrades to customers’ machines, using the latest available technology, to extend production capability and environmental performance.

For information about orders and backlog, see the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Technology Infrastructure

Technology Infrastructure (25.2%, 24.8% and 22.9% of consolidated revenues in 2010, 2009 and 2008, respectively) is one of the world’s leading providers of essential technologies to developed, developing and emerging countries. Around the world, we are helping build healthcare, transportation and technology infrastructure.

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

Revenue sharing programs are a standard form of cooperation for specific product programs in the aviation industry. These businesses are controlled by Aviation, but counterparties have an agreed share of revenues as well as development and component production responsibilities. At December 31, 2010, such counterparty interests ranged from 2% to 49% of various programs; associated distributions to such counterparties are accounted for as costs of production.

(6)

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

Healthcare

Healthcare has expertise in medical imaging and information technologies, medical diagnostics, patient monitoring systems, disease research, drug discovery and biopharmaceutical manufacturing technologies. We are dedicated to predicting and detecting disease earlier, monitoring its progress and informing physicians, and helping physicians tailor treatment for patients. Healthcare manufactures, sells and services a wide range of medical equipment that helps provide a fast, non-invasive way for doctors to see broken bones, diagnose trauma cases in the emergency room, view the heart and its function, and identify early stages of cancers or brain disorders. With diagnostic imaging systems such as Magnetic Resonance (MR), Computed Tomography (CT) and Positron Emission Tomography (PET) scanners, X-ray, nuclear imaging, digital mammography, and Molecular Imaging technologies, Healthcare creates industry-leading products that allow clinicians to see inside the human body more clearly than ever. In addition, Healthcare-manufactured technologies include patient and resident monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Medical diagnostics and life sciences products include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and purification, and tools for protein and cellular analysis for pharmaceutical and academic research, including a pipeline of precision molecular diagnostics in development for neurology, cardiology and oncology applications. On December 22, 2010, we acquired Clarient, Inc., a leading company in the molecular diagnostics sector.

Our product services include remote diagnostic and repair services for medical equipment manufactured by GE and by others, as well as computerized data management, information technologies and customer productivity services.

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

Throughout the world, we deliver healthymagination solutions that provide greater efficiency to help control costs, better quality to improve patient outcomes, and extended access to healthcare for patients in underserved markets.

Our products are subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (U.S. FDA), as well as various laws that apply to claims submitted under Medicare, Medicaid or other government funded healthcare programs.

(7)

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

NBC Universal

NBC Universal (NBCU) (11.3%, 9.9% and 9.3% of consolidated revenues in 2010, 2009 and 2008, respectively) is a diversified media and entertainment company focused on the development, production and marketing of entertainment, news and information, sports and other content to a global audience.

NBCU is engaged in the production and distribution of film and television programming; the operation of cable/satellite television networks around the world; the broadcast of network television through owned and affiliated television stations within the United States; and investment and programming activities in digital media and the Internet. NBCU’s film company, Universal Pictures, produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. NBCU owns the theme park Universal Studios Hollywood, holds a 50% equity interest in a joint venture, which owns the Universal Studios Florida and Universal’s Islands of Adventure theme parks, and brands, designs and develops international theme parks under exclusive licenses. The cable/satellite television networks provide produced and acquired entertainment, news and information programming to households world-wide. The cable/satellite television networks include USA Network, Bravo, CNBC, SYFY, MSNBC, Oxygen, Universal HD, Chiller, Sleuth, mun2 and branded channels across Europe, Asia and Latin America. The NBC television network is a major U.S. commercial broadcast television network. Together, the NBC television network and Telemundo, the U.S. Spanish-language broadcast television network, serve more than 200 affiliated stations within the United States. At December 31, 2010, NBCU owned and operated 26 television stations each subject to U.S. Federal Communications Commission regulation. NBCU has exclusive U.S. television rights to the 2012 Olympic Games, National Football League Sunday Night Football and the Super Bowl in 2012.

(8)

NBCU is subject to a wide range of factors, which could adversely affect our operations. The broadcast networks, cable television networks and television stations are in extremely competitive and dynamic markets and are subject to advertising patterns and changes in viewer taste and preference that can be unpredictable or unforeseen. In addition, future revenues in these properties are dependent upon NBCU’s ability to obtain, renew or renegotiate long-term programming contracts, including event-based sports programming and contracts for the distribution of programming to cable/satellite operators. NBCU’s television and film production and distribution businesses are affected by the timing and performance of releases in the theatrical, home entertainment and television markets. Technological advances like digital video recorders, Internet streaming and electronic sell-through offer entertainment options through new media, introducing uncertainty to NBCU’s operations. Other technologies enable the unauthorized copying and distribution of our film and television programming, increasing the risk of piracy. NBCU continues to devote substantial resources to protect its intellectual property against unauthorized use.

Prior to September 2010, we owned 80% of NBCU and Vivendi S.A. (Vivendi) owned 20%. In September 2010, we acquired approximately 38% of Vivendi’s 20% ownership interest in NBCU (7.7% of NBCU’s outstanding shares). Prior to and in connection with the transaction with Comcast Corporation (Comcast), we acquired the remaining Vivendi interest in NBCU (12.3% of NBCU’s outstanding shares). On January 28, 2011, we transferred the assets of the NBCU business and Comcast transferred certain of its assets comprising cable networks, regional sports networks, certain digital properties and certain unconsolidated investments to a newly formed entity, NBC Universal LLC (NBCU LLC). In connection with the transaction, we received cash of $6.2 billion from Comcast and a 49% interest in NBCU LLC. Comcast holds the remaining 51% interest in NBCU LLC. We will account for our investment in NBCU LLC under the equity method.

NBC Universal’s headquarters are in New York, New York, with operations throughout North America, Europe, South America and Asia.

GE Capital

GE Capital (31.3%, 32.0% and 37.3% of consolidated revenues in 2010, 2009 and 2008, respectively) businesses offer a broad range of financial services and products worldwide for businesses of all sizes. Services include commercial loans and leases, fleet management, financial programs, home loans, credit cards, personal loans and other financial services. GE Capital also develops strategic partnerships and joint ventures that utilize GE’s industry-specific expertise in aviation, energy, infrastructure, healthcare and media to capitalize on market-specific opportunities.

During 2010, GE Capital provided approximately $90 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $78 billion of credit to approximately 52 million U.S. consumers. GE Capital provided credit to approximately 29,000 new commercial customers and 46,000 new small businesses in the U.S. during 2010 and ended the period with outstanding credit to more than 302,000 commercial customers and 179,000 small businesses through retail programs in the U.S.

Within our GE Capital operating segment, we operate the businesses described below along product lines.

Our operations are located in North America, South America, Europe, Australia and Asia.

GE Capital has communicated its goal of reducing its ending net investment (ENI). To achieve this goal, we are more aggressively focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk. We have a strategy of exiting those businesses where we are underperforming or that are deemed to be non-strategic. We have completed a number of dispositions in our businesses in the past and will continue to evaluate options going forward.

(9)

Commercial Lending and Leasing

CLL provides customers around the world with a broad range of financing solutions. We have particular mid-market expertise, and primarily offer collateralized loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment and healthcare industries. During 2009, we acquired a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank in exchange for the Consumer businesses in Austria and Finland, our credit card and auto businesses in the U.K. and our credit card business in Ireland.

Historically, we have operated in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is, interest rates and fees, as well as deal structure and terms. More recently, competition has been affected by disruption in the capital markets, access to and availability of capital and a reduced number of competitors. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital funding, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

In the first quarter of 2009, we deconsolidated Penske Truck Leasing Co., L.P. (PTL) following our sale of a partial interest in a limited partnership in PTL.

Consumer

Consumer, through consolidated entities and associated companies, is a leading provider of financial services to consumers and retailers around the world. We offer a full range of financial products to suit customers’ needs. These products include, on a global basis, private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; deposit and other savings products; and small and medium enterprise lending.

During 2008, we completed the sale of GE Money Japan, which included our Japanese personal loan business (Lake) along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. GE Money Japan has been classified as discontinued operations. Also in 2008, we completed the sale of the Consumer business in Germany. In 2009, we completed the sale of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland in exchange for a 100% ownership in Interbanca S.p.A. Also in 2009, we completed the sale of a portion of our Australian residential mortgage business.

In the fourth quarter of 2010, we entered into agreements to sell our U.S. recreational vehicle and marine equipment financing portfolio (Consumer RV Marine) and Consumer Mexico, which have been classified as discontinued operations.

In 2008, we acquired a controlling interest in Bank BPH. In June 2009, we acquired a controlling interest in BAC Credomatic GECF Inc. (BAC) and, in December 2010, completed the sale of BAC. BAC has been classified as a discontinued operation.

In October 2010, we purchased sales finance portfolios from Citi Retail Partner Cards, which provides consumer financing programs and related services to small to mid-sized retailers and dealers.

(10)

Our operations are subject to a variety of bank and consumer protection regulations. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer’s capacity to repay debt.

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

Energy Financial Services

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. In May 2010, we sold our general partnership interest in Regency Energy Partners L.P. (Regency), a midstream natural gas services provider, and retained a limited partnership interest. This resulted in the deconsolidation of Regency.

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

(11)

GECC Corporate Items and Eliminations

GECC Corporate Items and Eliminations primarily include unallocated Treasury and Tax operations; Trinity, a group of sponsored special purpose entities (which ceased issuing new investment contracts beginning in the first quarter of 2010); certain consolidated, liquidating securitization entities; the effects of eliminating transactions between GE Capital’s five operating businesses; underabsorbed corporate overhead; and certain non-allocated amounts determined by the GECC Chairman.

Home & Business Solutions

Home & Business Solutions (5.8%, 5.4% and 5.6% of consolidated revenues in 2010, 2009 and 2008, respectively) sells products that share several characteristics – competitive design, efficient manufacturing and effective distribution and service. Cost control, including productivity, is key in the highly competitive markets in which we compete. We also invest in the development of differentiated, premium products that are more profitable such as energy efficient solutions for both consumers and businesses. Home & Business Solutions’ products such as major appliances and a subset of lighting products are primarily directed to consumer applications, while other lighting products and automation solutions are directed towards commercial and industrial applications.

Appliances and Lighting

We sell and service major home appliances including refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating, and hybrid water heaters. Brands are GE Monogram®, GE Profile™, GE®, Hotpoint® and GE Café™.

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

Intelligent Platforms

Intelligent Platforms provides plant automation, hardware, software and embedded computing systems including advanced software, controllers, embedded systems, motion control, and operator interfaces.

We have global operations located in North America, Europe, Asia and Latin America.

GE Corporate Items and Eliminations

During 2009, we sold an 81% interest in our safety screening and detection business, GE Homeland Protection, Inc., to SAFRAN. Our remaining Security business was sold in the first quarter of 2010. Prior to its sale, it offered security and life safety technologies, including intrusion and access control, video surveillance and sensor monitoring equipment, fire detection and real estate and property control. These businesses are reported in GE Corporate Items and Eliminations.

Discontinued Operations

Discontinued operations primarily comprised BAC, GE Money Japan, our U.S. mortgage business (WMC), Consumer RV Marine, Consumer Mexico and Plastics.

For further information about discontinued operations, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(12)

Geographic Data

Geographic data is reported in Note 28 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Additional financial data about our geographic operations is provided in the Geographic Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report.

Orders Backlog

GE’s total backlog of firm unfilled orders at the end of 2010 was $66.7 billion, a decrease of 1% from year-end 2009, reflecting decreased demand at Energy Infrastructure, partially offset by increased demand at Technology Infrastructure. Of this backlog, $46.0 billion related to products, of which 59% was scheduled for delivery in 2011. Product services orders, included in this reported backlog for only the succeeding 12 months, were $20.6 billion at the end of 2010. Product services orders beyond the succeeding 12 months were approximately $108.7 billion, which combined with the firm unfilled orders described above resulted in a total backlog of approximately $175.4 billion at December 31, 2010. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K Report for further information.

Research and Development

GE-funded research and development expenditures were $3.9 billion, $3.3 billion and $3.1 billion in 2010, 2009 and 2008, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $1.0 billion, $1.1 billion and $1.3 billion in 2010, 2009 and 2008, respectively. Technology Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Energy Infrastructure’s Energy business and Technology Infrastructure’s Healthcare business also made significant expenditures funded primarily by GE.

Expenditures reported above reflect the definition of research and development required by U.S. generally accepted accounting principles. For operating and management purposes, we also measure amounts spent on product and services technology. These technology expenditures were $5.9 billion in 2010 and included our reported research and development expenditures as well as the amount spent to improve our existing products and services, and to improve productivity of our plants, equipment and processes.

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a sizeable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.2 billion in 2010, $0.3 billion in 2009 and $0.2 billion in 2008. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion for each of the next two years.

(13)

As previously disclosed, in 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decisions setting forth the final performance standards for Phase 2 of the dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed with EPA to perform Phase 2 of the project in accordance with the final performance standards set by EPA. We have reviewed EPA’s final performance standards for Phase 2 to assess the potential scope and duration of Phase 2, as well as operational and engineering changes that could be required. Based on this review and our best professional engineering judgment, we increased our reserve for the probable and estimable costs for completing the Hudson River dredging project by $0.8 billion in the fourth quarter of 2010.

Employee Relations

At year-end 2010, General Electric Company and consolidated affiliates employed approximately 287,000 persons, of whom approximately 133,000 were employed in the United States. For further information about employees, see Part II, Item 6. “Selected Financial Data” of this Form 10-K Report.

Approximately 15,200 GE manufacturing and service employees in the United States are represented for collective bargaining purposes by a total of approximately 105 different union locals. A majority of such employees are represented by union locals that are affiliated with, and bargain in coordination with, the IUE-CWA, The Industrial Division of the Communication Workers of America, AFL-CIO, CLC. During 2007, General Electric Company negotiated four-year contracts with unions representing a substantial majority of the unionized employees in the United States. Most of these contracts will terminate in June 2011, and we will be engaged in negotiations to attain new agreements. While results of 2011 union negotiations cannot be predicted, our recent past negotiations have resulted in agreements that increased costs.

Approximately 3,500 staff employees (and a large number of freelance employees) in the United States are covered by about 175 labor agreements to which NBC Universal is a party. These agreements are with various labor unions, expire at various dates and are generally for a term ranging from three to five years. Other GE affiliates are parties to labor contracts with various labor unions, also with varying terms and expiration dates, that cover approximately 2,500 employees.

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

(14)

Sales of goods and services to agencies of the U.S. Government as a percentage of revenues follow.

	% of Consolidated Revenues			% of GE Revenues
	2010	2009	2008	2010	2009	2008

Total sales to U.S. Government Agencies	4%	4%	3%	5%	6%	4%
Technology Infrastructure segment defense-related sales	3	3	2	4	4	3

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

We conduct our operations in virtually every part of the world. In 2010, approximately 53% of our revenue was attributable to activities outside the United States. Our operations are subject to the effects of global competition. They are also affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of more volatile market conditions.

(15)

We are subject to a wide variety of laws and regulations that may change in significant ways.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, U.S. and non-U.S. governments are undertaking a substantial review and revision of the regulation and supervision of bank and non-bank financial institutions, consumer lending, the over-the-counter derivatives market and tax laws and regulations, which may have an effect on GE Capital’s structure, operations, liquidity and performance. We are also subject to a number of trade control laws and regulations that may affect our ability to sell our products in global markets. In addition, we are subject to regulatory risks from laws that reduce the allowable lending rate or limit consumer borrowing, local capital requirements that may increase the risk of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with non-U.S. banks and other non-U.S. financial institutions in global markets. This provision, which expires at the end of 2011, has been scheduled to expire and has been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012. In addition, efforts by public and private sectors to control the growth of healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Increased government regulatory scrutiny of medical devices, including reviews of the U.S. Food and Drug Administration (U.S. FDA) device pre-market authorization process, may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international economic stimulus programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.

We are subject to legal proceedings and legal compliance risks.

We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Additionally, we and our subsidiaries are involved in a sizable number of remediation actions to clean up hazardous wastes as required by federal and state laws. These include the dredging of polychlorinated biphenyls from a 40-mile stretch of the upper Hudson River in New York State, as described in Item 1. “Business” of this Form 10-K Report. We are also subject to certain other legal proceedings described in Item 3. “Legal Proceedings” of this Form 10-K Report. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

(16)

The success of our business depends on achieving our objectives for strategic acquisitions, dispositions and joint ventures.

With respect to acquisitions, mergers and joint ventures, we may not be able to identify suitable candidates at terms acceptable to us or may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated. Even upon reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction.

Sustained increases in costs of pension and healthcare benefits may reduce our profitability.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense for 2011 are the discount rate and the expected long-term rate of return on the plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Accumulated gains (losses) – net, Benefit plans. At the end of 2010, the GE Pension Plan was underfunded by $2.8 billion, and the GE Supplementary Pension Plan, an unfunded plan, had a projected benefit obligation of $4.4 billion. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, upward pressure on the cost of providing healthcare benefits to current employees and retirees may increase future funding obligations. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce our profitability.

Conditions in the financial and credit markets may affect the availability and cost of GE Capital funding.

A large portion of GE Capital’s borrowings is in the form of commercial paper and long-term debt. GE Capital’s outstanding commercial paper and long-term debt was $37 billion and $350 billion as of December 31, 2010, respectively. We continue to rely on the availability of the unsecured debt markets to access funding for term maturities for 2011 and beyond. In addition, we rely on the availability of the commercial paper markets to refinance maturing commercial paper debt throughout the year. In order to further diversify our funding sources, we also plan to expand our reliance on alternative sources of funding, including bank deposits, securitizations and other asset-based funding. There can be no assurance that we will succeed in diversifying our funding sources or that the short and long-term credit markets will be available or, if available, that the cost of funding will not substantially increase and affect the overall profitability of GE Capital. Factors that may cause an increase in our funding costs include: a decreased reliance on short-term funding, such as commercial paper, in favor of longer-term funding arrangements; decreased capacity and increased competition among debt issuers; and increased competition for deposits in our affiliate banks’ markets. If GE Capital’s cost of funding were to increase, it may adversely affect its competitive position and result in lower lending margins, earnings and cash flows as well as lower returns on its shareowner’s equity and invested capital.

(17)

If conditions in the financial markets deteriorate, it may adversely affect the business and results of operations of GE Capital.

Increased payment defaults and foreclosures and sustained levels of high unemployment have resulted in significant write-downs of asset values by financial institutions, including GE Capital. If these conditions continue or worsen, there can be no assurance that we will be able to recover fully the value of certain assets, including goodwill, intangibles and tax assets. In addition, although we have established allowances for losses in GE Capital’s portfolio of financing receivables that we believe are adequate, further deterioration in the economy and in default and recovery rates could require us to increase these allowances and write-offs, which, depending on the amount of the increase, could have a material adverse effect on our business, financial position and results of operations. To reduce GE’s exposure to volatile conditions in the financial markets and rebalance the relative size of its financial and industrial businesses, we decided to reduce the size of GE Capital, as measured by its ending net investment. While we are currently ahead of our reduction targets, there can be no assurance that we will be able to timely execute on our reduction targets and failure to do so would result in greater exposure to financial markets than contemplated under our strategic funding plan or may result in the need for us to make additional contributions to GE Capital.

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

The real estate markets in which GE Capital participates are highly uncertain, which may adversely affect GE Capital’s business, financial position and results of operations.

GE Capital participates in the commercial real estate market in two ways: it provides financing for the acquisition, refinancing and renovation of various types of properties, and it also acquires equity positions in various types of properties or real estate investments. The profitability of real estate investments is largely dependent upon the economic conditions in specific geographic markets in which the properties are located and the perceived value of those markets at the time of sale. The level of transactions for real estate assets continue to remain at levels below historical norms in many of the markets in which GE Capital operates. Continued high levels of unemployment, slowdown in business activity, excess inventory capacity and limited availability of credit may continue to adversely affect the value of real estate assets and collateral to real estate loans GE Capital holds. Under current market and credit conditions, there can be no assurance as to the level of sales GE Capital will complete or the net sales proceeds it will realize. Also, occupancy rates and market rent levels may worsen, which may result in impairments to the carrying value of equity investments or increases in the allowance for loan losses on commercial real estate loans.

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

(18)

Failure to maintain our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt rating agencies routinely evaluate our debt. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. As of December 31, 2010, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” (the second highest of 22 rating categories) with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” (the third highest of 21 rating categories) with a stable outlook. As of December 31, 2010, GE, GE Capital Services and GE Capital’s short-term credit rating from S&P was “A-1+” (the highest rating category of six categories) and from Moody’s was “P-1” (the highest rating category of four categories). There can be no assurance that we will be able to maintain our credit ratings and failure to do so could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Various debt and derivative instruments, guarantees and covenants would require posting additional capital or collateral in the event of a ratings downgrade, which, depending on the extent of the downgrade, could have a material adverse effect on our liquidity and capital position.

Current conditions in the global economy and the major industries we serve also may materially and adversely affect the business and results of operations of our non-financial businesses.

The business and operating results of our technology infrastructure, energy infrastructure, home and business solutions and media businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air and rail transportation, energy generation, healthcare, media, home building and other major industries we serve. As a result of slower global economic growth, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges affect the global economy, some of our customers have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion. In particular, the airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. An extended period of slow growth in the U.S. or internationally that results in the loss of business and leisure traffic could have a material adverse effect on our airline customers and the viability of their business. Service contract cancellations could affect our ability to fully recover our contract costs and estimated earnings. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If slower growth in the global economy continues for a significant period or there is significant deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

We may face quality problems from operational failures that could have a material adverse effect on our business, reputation, financial position and results of operations, and we are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

We produce highly sophisticated products and provide specialized services for both our and third-party products that incorporate or use leading-edge technology, including both hardware and software. While we have built extensive operational processes to ensure that the design, manufacture and servicing of such products meet the most rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental risks. Such operational failures or

(19)

quality issues could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, the markets in which we operate are subject to technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements.

Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours.

Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. We could also face competition in some countries where we have not invested in an intellectual property portfolio. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. Also, there can be no assurances that we will be able to obtain or re-new from third parties the licenses we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Manufacturing operations are carried out at approximately 219 manufacturing plants located in 38 states in the United States and Puerto Rico and at approximately 230 manufacturing plants located in 40 other countries.

(20)

Item 3. Legal Proceedings

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of General Electric Capital Corporation (GECC) have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GECC has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff was considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has had discussions with the staff, including discussions concerning a potential resolution of the matter. GE FCMS intends to continue those discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. Separately, GE FCMS and Trinity Funding Co. also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008, and a Civil Investigative Demand from the Attorney General of the Commonwealth of Massachusetts in October 2010. GE FCMS and Trinity Funding Co. are cooperating with those investigations.

As previously reported, in March 2008, GE FCMS and Trinity Funding Co. were served with a federal class action complaint asserting antitrust violations. This action was combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. The claims against GE FCMS and Trinity Funding Co. in the federal class action complaint and the similar claims asserted in the other related actions were dismissed without prejudice. In June 2010, one existing complaint was amended to bring claims against GE FCMS asserting antitrust violations. Since September 2010, four additional complaints have been brought against GE FCMS, Trinity Funding Co., Trinity Plus Funding Co. LLC (Trinity Plus), and GECC asserting antitrust violations. In January 2011, an additional action was brought against Trinity Plus and FGIC Capital Market Services, Inc. (the predecessor of GE FCMS) asserting antitrust violations. Additionally, in February 2011, plaintiffs in eleven complaints that were dismissed in April 2010 (as well as five additional complaints that had not previously named Trinity Funding Co. or GE FCMS) were granted leave to file amended complaints against Trinity Funding Co., Trinity Plus, GE FCMS, and GECC.

As previously reported, in September 2010, the United States District Court for the Southern District of New York granted our motion to dismiss in its entirety with prejudice a purported class action under the federal securities laws naming us as defendant, as well as our chief executive officer and chief financial officer. In this action, the plaintiffs alleged that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when we announced the pricing of a common stock offering. Plaintiffs have filed notice of appeal.

As previously reported, in July 2010, the United States District Court for the District of Connecticut granted our motion to dismiss in their entirety two purported class actions under the federal securities laws naming us, our chief executive officer, and our chief financial officer as defendants. These two actions, which we previously reported, alleged that we and our chief executive officer made false and misleading statements that artificially inflated our stock price between March 12, 2008 and April 10, 2008, when we announced that our results for the first quarter of 2008 would not meet our previous guidance and also lowered our full year guidance for 2008. Plaintiffs have filed notice of appeal.

(21)

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. Our motion to dismiss the consolidated complaint was filed in November 2009, is now fully briefed and, following an oral argument held in November 2010, is currently under consideration by the Court. A shareholder derivative action was filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York class actions. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss is currently pending. The defendants intend to defend themselves vigorously.

As previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaint principally alleges breaches of fiduciary duty and other causes of action related to the GE dividend and SEC matter which GE resolved in August 2009 and alleged mismanagement of our financial services businesses. In May 2010, an additional derivative action also claiming mismanagement of our financial services businesses was filed in the United States District Court of New York naming as defendants GE and a number of present and former GE officers (including our chief executive officer and chief financial officer). The defendants have filed motions to dismiss the derivative cases and intend to defend themselves vigorously.

As previously reported, and in compliance with SEC requirements to disclose environmental proceedings potentially involving monetary sanctions of $100,000 or greater, in June 2008, the Environmental Protection Agency (EPA) issued a notice of violation and in January 2011 filed a complaint alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The Pennsylvania Department of Environmental Protection, the New York Attorney General’s Office and the New Jersey Department of Environmental Protection have intervened in the EPA case. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GECC and one other entity. The complaints do not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GECC’s subsidiaries and pay all costs associated with this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

(22)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

With respect to “Market Information,” in the United States, GE common stock is listed on the New York Stock Exchange (its principal market). GE common stock is also listed on the London Stock Exchange and on Euronext Paris. Trading prices, as reported on the New York Stock Exchange, Inc., Composite Transactions Tape, and dividend information follow:

	Common stock market price		Dividends declared
(In dollars)	High	Low

2010
Fourth quarter	$18.49	$15.63	$0.14
Third quarter	16.70	13.75	0.12
Second quarter	19.70	14.27	0.10
First quarter	18.94	15.15	0.10

2009
Fourth quarter	$16.87	$14.15	$0.10
Third quarter	17.52	10.50	0.10
Second quarter	14.55	9.80	0.10
First quarter	17.24	5.87	0.31

As of January 31, 2011, there were approximately 578,000 shareowner accounts of record.

During the fourth quarter of 2010, we purchased shares of our common stock as follows.

Period(a)	Total number of shares purchased	(a)(b)	Average price paid per share	Total number of shares purchased as part of our share repurchase program	(a)(c)	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(Shares in thousands)

2010
October	16,745		$16.36	16,474
November	14,523		$15.95	14,380
December	24,065		$17.65	23,789

Total	55,333		$16.81	54,643		$9.9 billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)	This category includes 690 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

(c)	This balance represents the number of shares that were repurchased through the 2007 GE Share Repurchase Program (the Program) under which we are authorized to repurchase up to $15 billion of our common stock through 2010. The Program is flexible and shares are acquired with a combination of borrowings and free cash flow from the public markets and other sources, including GE Stock Direct, a stock purchase plan that is available to the public. Effective September 25, 2008, we suspended the Program for purchases other than from GE Stock Direct. Effective July 23, 2010, we extended the Program, which would have otherwise expired on December 31, 2010, through 2013, and we resumed repurchases under the Program in the third quarter of 2010.

(23)

For information regarding compensation plans under which equity securities are authorized for issuance, see Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(24)

Five-year financial performance graph: 2006-2010

Comparison of five-year cumulative return among GE, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in GE stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones Industrial Average (DJIA) on December 31, 2005, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2010.

	2005	2006	2007	2008	2009	2010

GE	$100	$109	$112	$51	$50	$62
S&P 500	100	116	122	77	97	112
DJIA	100	119	130	88	108	123

(25)

Item 6. Selected Financial Data.

The following table provides key information for Consolidated, GE and GECS.

(Dollars in millions; per-share amounts in dollars)	2010	2009	2008	2007	2006

General Electric Company and
Consolidated Affiliates
Revenues	$150,211	$155,278	$181,581	$171,556	$150,845
Earnings from continuing operations attributable to the Company	12,623	10,943	18,027	22,394	19,255
Earnings (loss) from discontinued operations, net of taxes, attributable to the Company	(979)	82	(617)	(186)	1,487
Net earnings attributable to the Company	11,644	11,025	17,410	22,208	20,742
Dividends declared(a)	5,212	6,785	12,649	11,713	10,675
Return on average GE shareowners’ equity(b)	11.4%	10.5%	16.2%	20.8%	19.4%
Per common share
Earnings from continuing operations – diluted	$1.15	$1.00	$1.78	$2.19	$1.85
Earnings (loss) from discontinued operations – diluted	(0.09)	0.01	(0.06)	(0.02)	0.14
Net earnings – diluted	1.06	1.01	1.72	2.17	2.00
Earnings from continuing operations – basic	1.15	1.00	1.78	2.20	1.86
Earnings (loss) from discontinued operations – basic	(0.09)	0.01	(0.06)	(0.02)	0.14
Net earnings – basic	1.06	1.01	1.72	2.18	2.00
Dividends declared	0.46	0.61	1.24	1.15	1.03
Stock price range	19.70-13.75	17.52-5.87	38.52-12.58	42.15-33.90	38.49-32.06
Year-end closing stock price	18.29	15.13	16.20	37.07	37.21
Cash and equivalents	78,958	70,488	48,112	15,639	14,030
Total assets of continuing operations	745,938	766,773	788,906	779,112	669,371
Total assets	751,216	781,901	797,841	795,741	697,311
Long-term borrowings	293,323	336,172	320,503	314,978	255,067
Common shares outstanding – average (in thousands)	10,661,078	10,613,717	10,079,923	10,182,083	10,359,320
Common shareowner accounts – average	588,000	605,000	604,000	608,000	624,000
Employees at year end
United States	133,000	134,000	152,000	155,000	155,000
Other countries	154,000	170,000	171,000	172,000	164,000

Total employees	287,000	304,000	323,000	327,000	319,000

GE data
Short-term borrowings	$456	$504	$2,375	$4,106	$2,076
Long-term borrowings	9,656	11,681	9,827	11,656	9,043
Noncontrolling interests	4,098	5,797	6,678	6,503	5,544
GE shareowners’ equity	118,936	117,291	104,665	115,559	111,509

Total capital invested	$133,146	$135,273	$123,545	$137,824	$128,172

Return on average total capital invested(b)	11.2%	9.8%	15.1%	19.2%	18.2%
Borrowings as a percentage of total capital invested(b)	7.6%	9.0%	9.9%	11.4%	8.7%
Working capital(b)	$(1,618)	$(1,596)	$3,904	$6,433	$7,527

GECS data
Revenues	$50,499	$52,658	$70,353	$71,004	$60,628
Earnings from continuing operations attributable to GECS	3,130	1,315	7,712	12,354	10,131
Earnings (loss) from discontinued operations, net of taxes, attributable to GECS	(975)	100	(657)	(2,053)	527
Net earnings attributable to GECS	2,155	1,415	7,055	10,301	10,658
GECS shareowner’s equity	68,984	70,833	53,279	57,676	54,097
Total borrowings and bank deposits	470,562	493,585	514,430	500,696	426,017
Ratio of debt to equity at GECC	6.39:1 (c)	6.66:1 (c)	8.79:1	8.14:1	7.50:1
Total assets	$608,678	$650,324	$660,974	$646,543	$565,296

Transactions between GE and GECS have been eliminated from the consolidated information.

(a)	Included $300 million of preferred stock dividends in both 2010 and 2009 and $75 million in 2008.

(b)	Indicates terms are defined in the Glossary.

(c)	Ratios of 4.94:1 and 5.17:1 for 2010 and 2009, respectively, net of cash and equivalents and with classification of hybrid debt as equity.

(26)

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

We present Management’s Discussion of Operations in five parts: Overview of Our Earnings from 2008 through 2010, Global Risk Management, Segment Operations, Geographic Operations and Environmental Matters. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to the company simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Effective January 1, 2010, we reorganized our segments to better align our Consumer & Industrial and Energy businesses for growth. As a result of this reorganization, we created a new segment called Home & Business Solutions that includes the Appliances and Lighting businesses from our previous Consumer & Industrial segment and the retained portion of the GE Fanuc Intelligent Platforms business of our previous Enterprise Solutions business (formerly within our Technology Infrastructure segment). In addition, the Industrial business of our previous Consumer & Industrial segment and the Sensing & Inspection Technologies and Digital Energy businesses of our previous Enterprise Solutions business are now part of the Energy business within the Energy Infrastructure segment. The Security business of Enterprise Solutions was reported in Corporate Items and Eliminations until its sale in February 2010. Also, effective January 1, 2010, the Capital Finance segment was renamed GE Capital and includes all of the continuing operations of General Electric Capital Corporation (GECC). In addition, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), is included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, is included in CLL.

Effective January 1, 2011, we reorganized the Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization and we will begin reporting these as separate segments beginning with our quarterly report on Form 10-Q for the period ended March 31, 2011. Results for 2010 and prior periods are reported on the basis under which we managed our businesses in 2010 and do not reflect the January 2011 reorganization.

Beginning in 2011, we will supplement our GAAP net earnings and earnings per share (EPS) reporting by also reporting an operating earnings and EPS measure (non-GAAP). Operating earnings and EPS will include service cost and plan amendment amortization for our principal pension plans as these costs represent expenses associated with employee benefits earned. Operating earnings and EPS will exclude non-operating pension cost/income such as interest cost, expected return on plans assets and non-cash amortization of actuarial gains and losses. We believe that this reporting will provide better transparency to the employee benefit costs of our principal pension plans and Company operating results.

(27)

Overview of Our Earnings from 2008 through 2010

Earnings from continuing operations attributable to the Company increased 15% in 2010 after decreasing 39% in 2009, reflecting the stabilization of overall economic conditions during 2010, following the challenging conditions of the last two years and the effect on both our industrial and financial services businesses. We believe that we are seeing signs of stabilization in the global economy, including in financial services, as GECS earnings from continuing operations attributable to the Company increased 138% in 2010 compared with a decrease of 83% in 2009. Net earnings attributable to the Company increased 6% in 2010 after decreasing 37% in 2009, as losses from discontinued operations in 2010 partially offset the 15% increase in earnings from continuing operations. We have a strong backlog entering 2011 and expect global economic conditions to continue to improve through 2012.

Energy Infrastructure (25% and 33% of consolidated three-year revenues and total segment profit, respectively) revenues decreased 8% in 2010 and 6% in 2009 as the worldwide demand for new sources of power, such as wind and thermal, declined with the overall economic conditions. Segment profit increased 2% in 2010 and 9% in 2009 primarily on higher prices and lower material and other costs. We continue to invest in market-leading technology and services at Energy and Oil & Gas.

Technology Infrastructure (24% and 33% of consolidated three-year revenues and total segment profit, respectively) revenues and segment profit fell 2% and 7%, respectively, in 2010 and 7% and 9%, respectively, in 2009. We continue to invest in market-leading technologies and services at Aviation, Healthcare and Transportation. Aviation revenues and earnings trended down over this period on lower equipment sales and services and the costs of investment in new product launches, coupled with the effects of the challenging global economic environment. Healthcare revenues and earnings improved in 2010 on higher equipment sales and services after trending down in 2009 due to generally weak global economic conditions and uncertainty in the healthcare markets. Transportation revenues and earnings declined 12% and 33%, respectively, in 2010, and 24% and 51%, respectively, in 2009 as the weakened economy has driven overall reductions in U.S. freight traffic and we updated our estimates of long-term product service costs in our maintenance service agreements.

NBC Universal (NBCU) (10% and 12% of consolidated three-year revenues and total segment profit, respectively) is a diversified media and entertainment company. NBCU revenues increased 9% in 2010 after decreasing 9% in 2009 and segment profit was flat in 2010 after decreasing 28% in 2009. The cable business continues to grow and become more profitable, the television business had mixed performance, and our parks and film businesses have improved as the U.S. economy has stabilized. On January 28, 2011, we transferred the assets of the NBCU business to a newly formed entity, which consists of our NBCU businesses and Comcast Corporation’s cable networks, regional sports networks, certain digital properties and certain unconsolidated investments. In connection with the transaction, we received $6.2 billion in cash and a 49% interest in the newly formed entity, NBC Universal LLC, which we will account for under the equity method.

GE Capital (34% and 20% of consolidated three-year revenues and total segment profit, respectively) net earnings increased to $3.3 billion in 2010 due to stabilization in the overall economic environment after declining to $1.5 billion in 2009 from the effects of the challenging economic environment and credit markets. Over the last several years, we tightened underwriting standards, shifted teams from origination to collection and maintained a proactive risk management focus. This, along with recent increased stability in the financial markets, contributed to lower losses and a return to pre-tax earnings and a significant increase in segment profit in 2010. We also reduced our ending net investment (ENI), excluding cash and equivalents from $526 billion at January 1, 2010 to $477 billion at December 31, 2010. The current credit cycle has begun to show signs of stabilization and we expect further signs of stabilization as we enter 2011. Our focus is to reposition General Electric Capital Corporation (GECC) as a diversely funded and smaller, more focused finance company with strong positions in several mid-market, corporate and consumer financing segments.

(28)

Home & Business Solutions (6% and 2% of consolidated three-year revenues and total segment profit, respectively) revenues have increased 2% in 2010 after declining 17% in 2009. Home & Business Solutions continues to reposition its business by eliminating capacity in its incandescent lighting manufacturing sites and investing in energy efficient product manufacturing in locations such as Louisville, Kentucky and Bloomington, Indiana. Segment profit increased 24% in 2010 primarily as a result of the effects of productivity reflecting these cost reduction efforts and increased other income, partially offset by lower prices. Segment profit increased 1% in 2009 on higher prices and lower material costs.

Overall, acquisitions contributed $0.3 billion, $2.9 billion and $7.4 billion to consolidated revenues in 2010, 2009 and 2008, respectively, excluding the effects of acquisition gains following our adoption of an amendment to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Our consolidated net earnings included approximately $0.1 billion, $0.5 billion and $0.8 billion in 2010, 2009 and 2008, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $3.0 billion in 2010, lower revenues of $4.7 billion in 2009 and higher revenues of $0.1 billion in 2008. The effects of dispositions on net earnings were increases of $0.1 billion, $0.6 billion and $0.4 billion in 2010, 2009 and 2008, respectively.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations. Consistent with our goal of reducing GECC ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk, in December 2010, we sold our Central American bank and card business, BAC Credomatic GECF Inc. (BAC). In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. Discontinued operations also includes our U.S. recreational vehicle and marine equipment finance business (Consumer RV Marine) and Consumer Mexico. All of these businesses were previously reported in the GE Capital segment.

We reported the businesses described above as discontinued operations for all periods presented. For further information about discontinued operations, see “Segment Operations – Discontinued Operations” in this Item and Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We declared $5.2 billion in dividends in 2010. Common per-share dividends of $0.46 were down 25% from 2009, following a 51% decrease from the preceding year. In February 2009, we announced the reduction of the quarterly GE stock dividend by 68% from $0.31 per share to $0.10 per share, effective with the dividend approved by the Board in June 2009, which was paid in the third quarter of 2009. As a result of strong cash generation, recovery of GE Capital and solid underlying performance in our industrial businesses during 2010, in July 2010, our Board of Directors approved a 20% increase in our regular quarterly dividend from $0.10 per share to $0.12 per share and in December 2010, approved an additional 17% increase from $0.12 per share to $0.14 per share. On February 11, 2011, our Board of Directors approved a regular quarterly dividend of $0.14 per share of common stock, which is payable April 25, 2011, to shareowners of record at close of business on February 28, 2011. In 2010 and 2009, we declared $0.3 billion in preferred stock dividends.

Except as otherwise noted, the analysis in the remainder of this section presents the results of GE (with GECS included on a one-line basis) and GECS. See the Segment Operations section for a more detailed discussion of the businesses within GE and GECS.

GE sales of product services were $34.7 billion in 2010, a decrease of 1% compared with 2009. Decreases in product services at Technology Infrastructure were partially offset by increases at Energy Infrastructure and Home & Business Solutions. Operating profit from product services was $10.0 billion in 2010, about flat compared with 2009.

(29)

Postretirement benefit plans costs were $3.0 billion, $2.6 billion and $2.2 billion in 2010, 2009 and 2008, respectively. Costs increased in 2010 primarily due to the amortization of 2008 investment losses and the effects of lower discount rates (principal pension plans discount rate decreased from 6.11% at December 31, 2008 to 5.78% at December 31, 2009), partially offset by lower early retirement costs.

Costs increased in 2009 primarily because the effects of lower discount rates (principal pension plans discount rate decreased from 6.34% at December 31, 2007 to 6.11% at December 31, 2008) and increases in early retirements resulting from restructuring activities and contractual requirements, partially offset by amortization of prior years’ investment gains and benefits from new healthcare supplier contracts.

Our discount rate for our principal pension plans at December 31, 2010 was 5.28%, which reflected current interest rates. Considering the current and expected asset allocations, as well as historical and expected returns on various categories of assets in which our plans are invested, we have assumed that long-term returns on our principal pension plan assets will be 8.0% for cost recognition in 2011, a reduction from the 8.5% we assumed in 2010, 2009 and 2008. GAAP provides recognition of differences between assumed and actual returns over a period no longer than the average future service of employees. See the Critical Accounting Estimates section for additional information.

We expect the costs of our postretirement benefits to increase in 2011 by approximately $1.1 billion as compared to 2010, primarily because of the effects of additional 2008 investment loss amortization and lower discount rates.

Pension expense for our principal pension plans on a GAAP basis was $1.1 billion, $0.5 billion and $0.2 billion for 2010, 2009 and 2008, respectively. Operating pension costs (non-GAAP) for these plans were $1.4 billion, $2.0 billion and $1.7 billion in 2010, 2009 and 2008, respectively.

The GE Pension Plan was underfunded by $2.8 billion at the end of 2010 as compared to $2.2 billion at December 31, 2009. The GE Supplementary Pension Plan, which is an unfunded plan, had projected benefit obligations of $4.4 billion and $3.8 billion at December 31, 2010 and 2009, respectively. The increase in underfunding from year-end 2009 was primarily attributable to the effects of lower discount rates, partially offset by an increase in GE Pension Plan assets. Our principal pension plans discount rate decreased from 5.78% at December 31, 2009 to 5.28% at December 31, 2010, which increased the pension benefit obligation at year-end 2010 by approximately $2.9 billion. Our GE Pension Plan assets increased from $42.1 billion at the end of 2009 to $44.8 billion at December 31, 2010, driven by a 13.5% increase in investment values during the year, partially offset by benefit payments. Assets of the GE Pension Plan are held in trust, solely for the benefit of Plan participants, and are not available for general company operations.

On an Employee Retirement Income Security Act (ERISA) basis, the GE Pension Plan was 98% funded at January 1, 2011. We will not make any contributions to the GE Pension Plan in 2011. Funding requirements are determined as prescribed by ERISA and for GE, are based on the Plan’s funded status as of the beginning of the previous year and future contributions may vary based on actual plan results. Assuming our 2011 actual experience is consistent with our current benefit assumptions (e.g., expected return on assets and interest rates), we will be required to make about $1.4 billion in contributions to the GE Pension Plan in 2012.

At December 31, 2010, the fair value of assets for our other pension plans was $2.1 billion less than the respective projected benefit obligations. The comparable amount at December 31, 2009, was $2.7 billion. We expect to contribute $0.7 billion to our other pension plans in 2011, compared with actual contributions of $0.6 billion and $0.7 billion in 2010 and 2009, respectively. We fund our retiree health benefits on a pay-as-you-go basis. The unfunded liability for our principal retiree health and life plans was $10.9 billion and $11.6 billion at December 31, 2010 and 2009, respectively. This decrease was primarily attributable to lower healthcare trends and the effects of healthcare reform provisions on our Medicare-approved prescription drug plan, partially offset by lower discount rates (retiree health and life plans discount rate decreased from 5.67% at December 31, 2009 to 5.15% at December 31, 2010). We expect to contribute $0.7 billion to these plans in 2011 compared with actual contributions of $0.6 billion in both 2010 and 2009.

(30)

The funded status of our postretirement benefits plans and future effects on operating results depend on economic conditions and investment performance. For additional information about funded status, components of earnings effects and actuarial assumptions, see Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE other costs and expenses are selling, general and administrative expenses. These costs were 16.3%, 14.3% and 12.9% of total GE sales in 2010, 2009 and 2008, respectively. The increase in 2010 is primarily due to increased selling expenses to support global growth and higher pension costs, partially offset by lower restructuring and other charges.

Interest on borrowings and other financial charges amounted to $16.0 billion, $18.3 billion and $25.8 billion in 2010, 2009 and 2008, respectively. Substantially all of our borrowings are in financial services, where interest expense was $15.0 billion, $17.5 billion and $24.7 billion in 2010, 2009 and 2008, respectively. GECS average borrowings declined from 2009 to 2010 and from 2008 to 2009, in line with changes in average GECS assets. Interest rates have decreased over the three-year period attributable to declining global benchmark interest rates, partially offset by higher average credit spreads. GECS average borrowings were $480.4 billion, $497.6 billion and $521.2 billion in 2010, 2009 and 2008, respectively. The GECS average composite effective interest rate was 3.1% in 2010, 3.5% in 2009 and 4.7% in 2008. In 2010, GECS average assets of $616.9 billion were 3% lower than in 2009, which in turn were 4% lower than in 2008. See the Liquidity and Borrowings section for a discussion of liquidity, borrowings and interest rate risk management.

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

GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE.

Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures, and our 2009 and 2008 decisions to indefinitely reinvest prior-year earnings outside the U.S. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

Income taxes (benefit) on consolidated earnings from continuing operations were 7.4% in 2010 compared with (11.5)% in 2009 and 5.6% in 2008. We expect our consolidated effective tax rate to increase in 2011 in part because we expect a high effective tax rate on the pre-tax gain on the NBCU transaction with Comcast (more than $3 billion) discussed in Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue, subject to changes of U.S. or foreign law, including, as discussed in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

(31)

Our benefits from lower taxed global operations declined to $2.8 billion in 2010 from $4.0 billion in 2009 principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate, and from losses for which there was not a full tax benefit. These decreases also reflected management’s decision in 2009 to indefinitely reinvest prior year earnings outside the U.S. The benefit from lower taxed global operations increased in 2010 by $0.4 billion due to audit resolutions. To the extent global interest rates and non-U.S. operating income increase we would expect tax benefits to increase, subject to management’s intention to indefinitely reinvest those earnings.

Our benefit from lower taxed global operations included the effect of the lower foreign tax rate on our indefinitely reinvested non-U.S. earnings which provided a tax benefit of $2.0 billion in 2010 and $3.0 billion in 2009. The tax benefit from non-U.S. income taxed at a local country rather than the U.S. statutory tax rate is reported in the effective tax rate reconciliation in the line “Tax on global earnings including exports.”

Our benefits from lower taxed global operations declined to $4.0 billion in 2009 from $5.1 billion in 2008 (including in each year a benefit from the decision to indefinitely reinvest prior year earnings outside the U.S.) principally because of lower earnings in our operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate. These decreases were partially offset by management’s decision in 2009 to indefinitely reinvest prior year earnings outside the U.S. that was larger than the 2008 decision to indefinitely reinvest prior-year earnings outside the U.S.

Our consolidated income tax rate increased from 2009 to 2010 primarily because of an increase during 2010 of income in higher-taxed jurisdictions. This decreased the relative effect of our tax benefits from lower-taxed global operations. In addition, the consolidated income tax rate increased from 2009 to 2010 due to the decrease, discussed above, in the benefit from lower-taxed global operations. These effects were partially offset by an increase in the benefit from audit resolutions, primarily a decrease in the balance of our unrecognized tax benefits from the completion of our 2003-2005 audit with the IRS.

Cash income taxes paid in 2010 were $2.7 billion, reflecting the effects of changes to temporary differences between the carrying amount of assets and liabilities and their tax bases.

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

Because GE tax expense does not include taxes on GECS earnings, the GE effective tax rate is best analyzed in relation to GE earnings excluding GECS. GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, were $12.0 billion, $12.6 billion and $14.2 billion for 2010, 2009 and 2008, respectively. On this basis, GE’s effective tax rate was 16.8% in 2010, 21.8% in 2009 and 24.2% in 2008.

(32)

Resolution of audit matters reduced the GE effective tax rate throughout this period. The effects of such resolutions are included in the following captions in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

	Audit resolutions – effect on GE tax rate, excluding GECS earnings
	2010	2009	2008

Tax on global activities including exports	(3.3)%	(0.4)%	–%
U.S. business credits	(0.5)	–	–
All other – net	(0.8)	(0.2)	(0.6)

	(4.6)%	(0.6)%	(0.6)%

The GE effective tax rate decreased from 2009 to 2010 primarily because of the 4.0 percentage point increase in the benefit from audit resolutions shown above.

The GE effective tax rate decreased from 2008 to 2009 primarily because of the 3.6 percentage point increase in the benefit from lower-taxed earnings from global operations, excluding audit resolutions. The 2008 GE rate reflects the benefit of lower-taxed earnings from global operations.

The GECS effective income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECS funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including, as discussed in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

As noted above, GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due. The effect of GECS on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when it otherwise would have reduced the liability of the group absent the tax on joint venture formation.

(33)

The GECS effective tax rate was (44.8)% in 2010, compared with 152.0% in 2009 and (41.4)% in 2008. Comparing a tax benefit to pre-tax income resulted in a negative tax rate in 2010 and 2008. Comparing a tax benefit to pre-tax loss results in the positive tax rate in 2009. The GECS tax benefit of $3.9 billion in 2009 decreased by $2.9 billion to $1.0 billion in 2010. The lower 2010 tax benefit resulted in large part from the change from a pre-tax loss in 2009 to pre-tax income in 2010 which increased pre-tax income $4.7 billion and decreased the benefit ($1.7 billion), the non-repeat of the one-time benefit related to the 2009 decision (discussed below) to indefinitely reinvest undistributed prior year non-U.S. earnings ($0.7 billion), and a decrease in lower-taxed global operations in 2010 as compared to 2009 ($0.6 billion) caused in part by an increase in losses for which there was not a full tax benefit, including an increase in the valuation allowance associated with the deferred tax asset related to the 2008 loss on the sale of GE Money Japan ($0.2 billion). These lower benefits were partially offset by the benefit from resolution of the 2003-2005 IRS audit ($0.3 billion), which is reported in the caption “All other – net” in the effective tax rate reconciliation in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

The GECS tax benefit of $2.3 billion in 2008 increased by $1.6 billion to $3.9 billion in 2009. The higher benefit resulted in large part from the change from pre-tax income in 2008 to a pre-tax loss in 2009 which decreased pre-tax income $8.2 billion and increased the benefit ($2.9 billion) and the one-time benefit related to the 2009 decision (discussed below) to indefinitely reinvest undistributed prior-year non-U.S. earnings that was larger than the 2008 decision to indefinitely reinvest prior-year non-U.S. earnings ($0.4 billion). These increases in benefits were significantly offset by a decrease in 2009 benefits from lower-taxed global operations as compared to 2008 ($1.9 billion), substantially as a result of the impact in 2009 of lower interest rates and foreign exchange on the funding of our non-U.S. operations through companies that are subject to a low rate of tax.

During 2009, following the change in GECS external credit ratings, funding actions taken and our continued review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $0.7 billion in 2009.

The GECS 2008 rate reflects a reduction during 2008 of income in higher-taxed jurisdictions which increased the relative effect of tax benefits from lower-taxed global operations on the tax rate.

Global Risk Management

A disciplined approach to risk is important in a diversified organization like ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. We evaluate risk at the individual transaction level, and evaluate aggregated risk at the customer, industry, geographic and collateral-type levels, where appropriate.

Risk assessment and risk management are the responsibility of management. The GE Board of Directors (Board) has overall responsibility for risk oversight with a focus on the most significant risks facing the company, including strategic, operational and reputational risks. At the end of each year, management and the Board jointly develop a list of major risks that GE plans to prioritize in the next year. Throughout the year, the Board and the committees to which it has delegated responsibility dedicate a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic, operational and reputational risks are presented and discussed in the context of the CEO’s report on operations to the Board at regularly scheduled Board meetings and at presentations to the Board and its committees by the vice chairmen, chief risk officer, general counsel and other officers. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

(34)

•

In February 2011, the Board created a Risk Committee. This Committee oversees GE’s key risks, including strategic, operational, market, liquidity, funding, credit and product risk and the guidelines, policies and processes for monitoring and mitigating such risks. Starting in March 2011, as part of its overall risk oversight responsibilities for GE, the Risk Committee will also oversee risks related to GECS (including GECC), which previously was subject to direct Audit Committee oversight. The Risk Committee is expected to meet at least four times a year.

•

The Audit Committee oversees GE’s and GE Capital’s policies and processes relating to the financial statements, the financial reporting process, compliance and auditing. The Audit Committee receives an annual risk update, which focuses on the key risks affecting GE as well as reporting on the company’s risk assessment and risk management guidelines, policies and processes. In addition to monitoring ongoing compliance issues and matters, the Audit Committee also annually conducts an assessment of compliance issues and programs.

•	The Public Responsibilities Committee oversees risks related to GE’s public policy initiatives, the environment and similar matters.

•

The Management Development and Compensation Committee oversees the risks associated with management resources, structure, succession planning, management development and selection processes, including evaluating the effect compensation structure may have on risk decisions.

•	The Nominating and Corporate Governance Committee oversees risks related to the company’s governance structure and processes and risks arising from related person transactions.

The GE Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include standardized reviews of long-term strategic and operational planning; executive development and evaluation; code of conduct compliance under the Company’s The Spirit & The Letter; regulatory compliance; health, safety and environmental compliance; financial reporting and controllership; and information technology and security. GE’s chief risk officer (CRO) is responsible for overseeing and coordinating risk assessment and mitigation on an enterprise-wide basis. The CRO leads the Corporate Risk Function and is responsible for the identification of key business risks, providing for appropriate management of these risks within stated limits, and enforcement through policies and procedures. Management has two committees to further assist it in assessing and mitigating risk. The Policy Compliance Review Board meets between 10 and 14 times a year, is chaired by the company’s general counsel and includes the chief financial officer and other senior level functional leaders. It has principal responsibility for monitoring compliance matters across the company. The Corporate Risk Committee (CRC) meets at least four times a year, is chaired by the CRO and comprises the Chairman and CEO and other senior level business and functional leaders. It has principal responsibility for evaluating and addressing risks escalated to the CRO and Corporate Risk Function.

GE’s Corporate Risk Function leverages the risk infrastructures in each of our businesses, which have adopted an approach that corresponds to the company’s overall risk policies, guidelines and review mechanisms. In 2010, we augmented the risk infrastructure by formalizing enterprise risk ownership at the business unit level and within our corporate functions. Our risk infrastructure is designed to identify, evaluate and mitigate risks within each of the following categories:

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

(35)

•

Financial. Financial risk relates to our ability to meet financial obligations and mitigate credit risk, liquidity risk and exposure to broad market risks, including volatility in foreign currency exchange rates and interest rates and commodity prices. Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates and credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our industrial businesses, as well as in our GE Capital investing, lending and leasing activities and derivative financial instruments activities.

•

Legal and Compliance. Legal and compliance risk relates to changes in the government and regulatory environment, compliance requirements with policies and procedures, including those relating to financial reporting, environmental health and safety, and intellectual property risks. Government and regulatory risk is the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

Risks identified through our risk management processes are prioritized and, depending on the probability and severity of the risk, escalated to the CRO. The CRO, in coordination with the CRC, assigns responsibility for the risks to the business or functional leader most suited to manage the risk. Assigned owners are required to continually monitor, evaluate and report on risks for which they bear responsibility. Enterprise risk leaders within each business and corporate function are responsible to present to the CRO and CRC risk assessments and key risks at least annually. We have general response strategies for managing risks, which categorize risks according to whether the company will avoid, transfer, reduce or accept the risk. These response strategies are tailored to ensure that risks are within acceptable GE Board tolerance levels.

Depending on the nature of the risk involved and the particular business or function affected, we use a wide variety of risk mitigation strategies, including hedging, delegation of authorities, operating reviews, insurance, standardized processes and strategic planning reviews. As a matter of policy, we generally hedge the risk of fluctuations in foreign currency exchange rates, interest rates and commodity prices. Our service businesses employ a comprehensive tollgate process leading up to and through the execution of a contractual service agreement to mitigate legal, financial and operational risks. Furthermore, we centrally manage some risks by purchasing insurance, the amount of which is determined by balancing the level of risk retained or assumed with the cost of transferring risk to others. We manage the risk of fluctuations in economic activity and customer demand by monitoring industry dynamics and responding accordingly, including by adjusting capacity, implementing cost reductions and engaging in mergers, acquisitions and dispositions.

GE Capital Risk Management and Oversight

GE Capital has developed a robust risk infrastructure and processes to manage risks related to its businesses and the GE Corporate Risk Function relies upon them in fulfillment of its mission. As discussed above, starting in March 2011, the GE Risk Committee will oversee GE Capital’s risk assessment and management processes, which was previously an Audit Committee responsibility.

At the GE Capital level, the GECS Board of Directors oversees the GE Capital risk management process, and approves all significant acquisitions and dispositions as well as significant borrowings and investments. All participants in the GE Capital risk management process must comply with approval limits established by the GECS Board.

GE Capital’s risk management approach rests upon three major tenets: a broad spread of risk based on managed exposure limits; senior, secured commercial financings; and a hold to maturity model with transactions underwritten to “on-book” standards. Dedicated risk professionals across the businesses include underwriters, portfolio managers, collectors, environmental and engineering specialists, and specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment. The senior risk officers have, on average, over 25 years of experience.

(36)

GE Capital manages risk categories identified in GE Capital’s business environment, which if materialized, could prevent GE Capital from achieving its risk objectives and/or result in losses. These risks are defined as GE Capital’s Enterprise Risk Universe, which includes the following risks: strategic (including earnings and capital), reputational, liquidity, credit, market, operations (including financial, information technology and legal), and compliance.

GE Capital’s Enterprise Risk Management Committee (ERMC), which is comprised of the most senior leaders in GE Capital as well as the GE CRO, oversees the establishment of appropriate risk systems, including policies, procedures, and management committees that support risk controls to ensure the enterprise risks are effectively identified, measured, monitored, and controlled.

The ERMC also oversees the development of GE Capital’s overall risk appetite. The risk appetite is the amount of risk that GE Capital is willing and able to bear, expressed as the combination of the enterprise risk objectives and risk limits. GE Capital’s risk appetite is determined relative to its desired risk objectives, including, but not limited to, stand-alone credit ratings, capital levels, liquidity management, regulatory assessments, earnings, dividends and compliance. GE Capital determines its risk appetite through consideration of portfolio analytics, including stress testing and economic capital measurement, experience and judgment of senior risk officers, current portfolio levels, strategic planning, and regulatory and rating agency expectations.

GE Capital uses stress testing to supplement other risk management processes. The ERMC approves the high-level scenarios for, and reviews the results of, GE Capital-wide stress tests across key risk areas, such as credit and investment, liquidity and market risk. Stress test results are also expressed in terms of impact to capital levels and metrics, and that information is reviewed with the GECS Board and the GE Risk Committee at least twice a year. Stress testing requirements are set forth in the Company’s approved risk policies. Key policies, such as the Enterprise Risk Management Policy, the Enterprise Risk Appetite Statement and the Liquidity and Capital Management policies are approved by the GE Risk Committee at least annually.

GE Capital, in coordination with and under the oversight of the GE CRO, provides comprehensive risk reports to the GE Risk Committee. At these meetings, which occur at least four times a year, GE Capital senior management focuses on the risk strategy and financial services portfolio, including the risk oversight processes used to manage all the elements of risk managed by the ERMC.

Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section. Additional information about our credit risk and GECS portfolio can be found in the Financial Resources and Liquidity and Critical Accounting Estimates sections.

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

(37)

Segment profit excludes the effects of principal pension plans, results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Technology Infrastructure, NBC Universal and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Beginning January 1, 2011, we will allocate service costs related to our principal pension plans and we will no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology will better align segment operating costs to the active employee costs, which are managed by the segments. We do not expect this change to significantly affect reported segment results.

We have reclassified certain prior-period amounts to conform to the current-period presentation. For additional information about our segments, see Part I, Item 1. “Business” and Note 28 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Summary of Operating Segments

	General Electric Company and consolidated affiliates
(In millions)	2010	2009	2008	2007	2006

Revenues
Energy Infrastructure	$37,514	$40,648	$43,046	$34,880	$28,816
Technology Infrastructure	37,860	38,517	41,605	38,338	33,735
NBC Universal	16,901	15,436	16,969	15,416	16,188
GE Capital	47,040	49,746	67,645	67,217	57,943
Home & Business Solutions	8,648	8,443	10,117	11,026	11,654

Total segment revenues	147,963	152,790	179,382	166,877	148,336
Corporate items and eliminations	2,248	2,488	2,199	4,679	2,509

Consolidated revenues	$150,211	$155,278	$181,581	$171,556	$150,845

Segment profit
Energy Infrastructure	$7,271	$7,105	$6,497	$5,238	$3,806
Technology Infrastructure	6,314	6,785	7,460	7,186	6,687
NBC Universal	2,261	2,264	3,131	3,107	2,919
GE Capital	3,265	1,462	8,063	12,306	10,324
Home & Business Solutions	457	370	365	983	928

Total segment profit	19,568	17,986	25,516	28,820	24,664
Corporate items and eliminations	(3,321)	(2,826)	(1,909)	(1,639)	(1,188)
GE interest and other financial charges	(1,600)	(1,478)	(2,153)	(1,993)	(1,668)
GE provision for income taxes	(2,024)	(2,739)	(3,427)	(2,794)	(2,553)

Earnings from continuing operations	12,623	10,943	18,027	22,394	19,255
Earnings (loss) from discontinued operations, net of taxes	(979)	82	(617)	(186)	1,487

Consolidated net earnings attributable to the Company	$11,644	$11,025	$17,410	$22,208	$20,742

See accompanying notes to consolidated financial statements.

(38)

Energy Infrastructure

(In millions)	2010	2009	2008

Revenues	$37,514	$40,648	$43,046

Segment profit	$7,271	$7,105	$6,497

Revenues
Energy	$30,854	$33,698	$36,307
Oil & Gas	7,561	7,743	7,417

Segment profit
Energy	$6,235	$6,045	$5,485
Oil & Gas	1,205	1,222	1,127

Energy Infrastructure segment revenues decreased 8%, or $3.1 billion, in 2010 as lower volume ($3.3 billion) and the stronger U.S. dollar ($0.4 billion) were partially offset by higher prices ($0.5 billion) and higher other income ($0.1 billion). Lower volume primarily reflected decreases in thermal and wind equipment sales at Energy. The effects of the stronger U.S. dollar were at both Energy and Oil & Gas. Higher prices at Energy were partially offset by lower prices at Oil & Gas. The increase in other income at Energy was partially offset by lower other income at Oil & Gas.

Segment profit increased 2% to $7.3 billion in 2010, compared with $7.1 billion in 2009 as higher prices ($0.5 billion), the effects of deflation ($0.4 billion) and higher other income ($0.1 billion) were partially offset by lower volume ($0.6 billion), the stronger U.S. dollar ($0.1 billion) and decreased productivity ($0.1 billion). Higher prices at Energy were partially offset by lower prices at Oil & Gas. The effects of deflation primarily reflected decreased material costs at both Energy and Oil & Gas. An increase in other income at Energy was partially offset by lower other income at Oil & Gas. Lower volume primarily reflected decreases in wind and thermal equipment sales at Energy and was partially offset by higher volume at Oil & Gas. The effects of the stronger U.S. dollar were at both Energy and Oil & Gas. The effects of decreased productivity were primarily at Energy.

Energy Infrastructure segment revenues decreased 6%, or $2.4 billion, in 2009 as higher prices ($1.3 billion) were more than offset by lower volume ($2.5 billion), the stronger U.S. dollar ($0.8 billion) and lower other income ($0.4 billion), primarily related to lower earnings from associated companies and marks on foreign currency contracts. The increase in price was primarily at Energy. The decrease in volume reflected decreased equipment sales at Energy, partially offset by increased equipment sales at Oil & Gas. The effects of the stronger U.S. dollar were at both Energy and Oil & Gas.

Segment profit increased 9% to $7.1 billion in 2009, compared with $6.5 billion in 2008, as higher prices ($1.3 billion) and lower material and other costs ($0.5 billion) were partially offset by lower other income ($0.7 billion), primarily related to lower earnings from associated companies and marks on foreign currency contracts, lower volume ($0.3 billion) and lower productivity ($0.1 billion). Lower material and other costs were primarily at Energy. Lower volume at Energy was partially offset by higher volume at Oil & Gas. The effects of lower productivity were at Energy.

Energy Infrastructure segment orders were $39.4 billion in both 2010 and 2009. The $27.3 billion total backlog at year-end 2010 comprised unfilled product orders of $18.4 billion (of which 77% was scheduled for delivery in 2011) and product services orders of $8.9 billion scheduled for 2011 delivery. Comparable December 31, 2009, total backlog was $29.1 billion, of which $20.0 billion was for unfilled product orders and $9.1 billion, for product services orders. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(39)

Technology Infrastructure

(In millions)	2010	2009	2008

Revenues	$37,860	$38,517	$41,605

Segment profit	$6,314	$6,785	$7,460

Revenues
Aviation	$17,619	$18,728	$19,239
Healthcare	16,897	16,015	17,392
Transportation	3,370	3,827	5,016

Segment profit
Aviation	$3,304	$3,923	$3,684
Healthcare	2,741	2,420	2,851
Transportation	315	473	962

Technology Infrastructure revenues decreased 2%, or $0.7 billion, in 2010 as lower volume ($0.6 billion) and lower other income ($0.1 billion), reflecting lower transaction gains, were partially offset by the weaker U.S. dollar ($0.1 billion). The decrease in volume reflected decreased commercial and military equipment sales and services at Aviation and decreased equipment sales and services at Transportation, partially offset by increased equipment sales and services at Healthcare. Lower transaction gains reflect the absence of gains related to the Airfoils Technologies International – Singapore Pte. Ltd. (ATI) acquisition and the Times Microwave Systems disposition in 2009, partially offset by a gain on a partial sale of a materials business and a franchise fee at Aviation. The effects of the weaker U.S. dollar were primarily at Healthcare.

Segment profit decreased 7% to $6.3 billion in 2010, compared with $6.8 billion in 2009, from lower productivity ($0.3 billion), lower other income ($0.1 billion), reflecting lower transaction gains, lower volume ($0.1 billion) and the effects of inflation ($0.1 billion), partially offset by the weaker U.S. dollar ($0.1 billion). Lower productivity at Aviation, primarily due to product launch and production costs associated with the GEnx engine shipments, and at Transportation, primarily due to higher service costs, was partially offset by increased productivity at Healthcare. Lower transaction gains reflect the absence of gains related to the ATI acquisition and the Times Microwave Systems disposition in 2009, partially offset by a gain on a partial sale of a materials business and a franchise fee at Aviation. The decreases in volume were at Aviation and Transportation, partially offset by Healthcare. The effects of inflation were primarily at Aviation and Healthcare. The effects of the weaker U.S. dollar were primarily at Healthcare.

Technology Infrastructure revenues decreased 7%, or $3.1 billion, in 2009 as lower volume ($3.2 billion), the stronger U.S. dollar ($0.3 billion) and an update at Transportation of our estimate of product service costs in maintenance service agreements ($0.3 billion) were partially offset by higher prices ($0.5 billion) and higher other income ($0.3 billion), primarily including gains on the ATI acquisition and the Times Microwave Systems disposition. The decrease in volume was across all businesses in the segment. The effects of the stronger U.S. dollar were at Healthcare and Aviation. Higher prices, primarily at Aviation, were partially offset by lower prices at Healthcare.

Segment profit decreased 9% to $6.8 billion in 2009, compared with $7.5 billion in 2008, as the effects of lower volume ($0.9 billion), lower productivity ($0.4 billion) and higher other costs ($0.1 billion) were partially offset by higher prices ($0.5 billion) and higher other income ($0.2 billion), primarily including gains on the ATI acquisition and the Times Microwave Systems disposition. The decrease in volume was across all businesses in the segment. Lower productivity at Transportation was partially offset by Aviation.

Technology Infrastructure orders increased to $41.5 billion in 2010, from $37.9 billion in 2009. The $39.4 billion total backlog at year-end 2010 comprised unfilled product orders of $27.7 billion (of which 46% was scheduled for delivery in 2011) and product services orders of $11.7 billion scheduled for 2011 delivery. Comparable December 31, 2009, total backlog was $37.9 billion, of which $26.0 billion was for unfilled product orders and $11.9 billion, for product services orders. See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(40)

NBC Universal revenues of $16.9 billion increased 9%, or $1.5 billion, in 2010 as higher revenues in our broadcast television business ($0.7 billion), lower impairments related to associated companies and investment securities ($0.5 billion), higher revenues in film ($0.3 billion), higher revenues in cable ($0.4 billion) and higher revenues in parks ($0.2 billion) were partially offset by the lack of a current year counterpart to a 2009 gain related to A&E Television Network (AETN) ($0.6 billion). The increase in broadcast revenues reflects the 2010 Olympic broadcasts, partially offset by the absence of revenues from the 2009 Super Bowl broadcast. Segment profit of $2.3 billion was unchanged from 2009, as lower gains related to associated companies ($0.7 billion) and lower earnings in our broadcast television business ($0.3 billion) were offset by lower impairments related to associated companies and investment securities ($0.5 billion), higher earnings in cable ($0.3 billion), higher earnings in film ($0.2 billion) and higher earnings in parks ($0.1 billion). The decrease in broadcast television earnings reflects losses from the Olympics broadcast, partially offset by the lack of losses related to the 2009 Super Bowl broadcast.

NBC Universal revenues decreased 9%, or $1.5 billion, in 2009 as lower revenues in our broadcast television business ($1.1 billion), reflecting the lack of a current-year counterpart to the 2008 Olympics broadcasts and the effects of lower advertising revenues, lower revenues in film ($0.8 billion) and lower earnings and higher impairments related to associated companies and investment securities ($0.4 billion) were partially offset by the gain relating to AETN ($0.6 billion) and higher revenues in cable ($0.3 billion). Segment profit of $2.3 billion decreased 28%, or $0.9 billion, as lower earnings in film ($0.6 billion), lower earnings and higher impairments related to associated companies and investment securities ($0.4 billion), lack of a current-year counterpart to 2008 proceeds from insurance claims ($0.4 billion) and lower earnings in our broadcast television business ($0.2 billion) were partially offset by the gain related to AETN ($0.6 billion) and higher earnings in cable ($0.2 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

On January 28, 2011, we transferred the assets of the NBCU business and Comcast Corporation (Comcast) transferred certain of its assets comprising cable networks, regional sports networks, certain digital properties and certain unconsolidated investments to a newly formed entity, NBC Universal LLC (NBCU LLC). In connection with the transaction, we received cash from Comcast of $6.2 billion and a 49% interest in NBCU LLC. Comcast holds the remaining 51% interest in NBCU LLC. Our NBC Universal business was classified as held for sale at December 31, 2010 and 2009. For additional information, see Note 2 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE Capital

(In millions)	2010	2009	2008

Revenues	$47,040	$49,746	$67,645

Segment profit	$3,265	$1,462	$8,063

December 31 (In millions)	2010	2009

Total assets	$575,908	$607,707

(41)

(In millions)	2010	2009	2008

Revenues
CLL(a)	$18,447	$20,762	$26,856
Consumer(a)	17,822	17,634	24,177
Real Estate	3,744	4,009	6,646
Energy Financial Services	1,957	2,117	3,707
GECAS(a)	5,127	4,594	4,688

Segment profit (loss)
CLL(a)	$1,554	$963	$1,838
Consumer(a)	2,629	1,419	3,623
Real Estate	(1,741)	(1,541)	1,144
Energy Financial Services	367	212	825
GECAS(a)	1,195	1,016	1,140

December 31 (In millions)	2010	2009

Total assets
CLL(a)	$202,650	$210,742
Consumer(a)	154,469	160,494
Real Estate	72,630	81,505
Energy Financial Services	19,549	22,616
GECAS(a)	49,106	48,178

(a)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

GE Capital revenues decreased 5% and net earnings increased 123% in 2010 as compared with 2009. Revenues for 2010 and 2009 included $0.2 billion and $0.1 billion of revenues from acquisitions, respectively, and in 2010 were increased by $0.1 billion and in 2009 were reduced by $2.3 billion as a result of dispositions, including the effects of the 2010 deconsolidation of Regency Energy Partners L.P. (Regency) and the 2009 deconsolidation of Penske Truck Leasing Co., L.P. (PTL). The 2010 deconsolidation of Regency included a $0.1 billion gain on the sale of our general partnership interest in Regency and remeasurement of our retained investment (the Regency transaction). Revenues for 2010 also decreased $0.7 billion compared with 2009 as a result of organic revenue declines primarily driven by a lower asset base and a lower interest rate environment, partially offset by the weaker U.S. dollar. Net earnings increased for 2010 compared with 2009, primarily due to lower provisions for losses on financing receivables, lower selling, general and administrative costs and the gain on the Regency transaction, offset by higher marks and impairments, mainly at Real Estate, the absence of the first quarter 2009 tax benefit from the decision to indefinitely reinvest prior-year earnings outside the U.S., and the absence of the first quarter 2009 gain related to the PTL sale. GE Capital net earnings in 2010 also included restructuring, rationalization and other charges of $0.2 billion and net losses of $0.1 billion related to our Treasury operations.

GE Capital revenues decreased 26% and net earnings decreased 82% in 2009 as compared with 2008. Revenues in 2009 and 2008 included $2.1 billion and $0.4 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $4.8 billion as a result of dispositions, including the effect of the deconsolidation of PTL. Revenues in 2009 also decreased $14.8 billion compared with 2008 as a result of organic revenue declines, primarily driven by a lower asset base and a lower interest rate environment, and the stronger U.S. dollar. Net earnings decreased by $6.6 billion in 2009 compared with 2008, primarily due to higher provisions for losses on financing receivables associated with the challenging economic environment, partially offset by lower selling, general and administrative costs and the decision to indefinitely reinvest prior-year earnings outside the U.S. Net earnings also included restructuring and other charges for 2009 of $0.4 billion and net losses of $0.1 billion related to our Treasury operations.

(42)

Additional information about certain GE Capital businesses follows.

CLL 2010 revenues decreased 11% and net earnings increased 61% compared with 2009. Revenues in 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2010 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues in 2010 also decreased $1.2 billion compared with 2009 as a result of organic revenue declines ($1.4 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.6 billion in 2010, reflecting lower provisions for losses on financing receivables ($0.6 billion), higher gains ($0.2 billion) and lower selling, general and administrative costs ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations ($0.1 billion).

CLL 2009 revenues decreased 23% and net earnings decreased 48% compared with 2008. Revenues in 2009 and 2008 included $1.9 billion and $0.3 billion from acquisitions, respectively, and were reduced by $3.2 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues in 2009 also included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues in 2009 decreased $4.7 billion compared with 2008 as a result of organic revenue declines ($4.0 billion) and the stronger U.S. dollar ($0.7 billion). Net earnings decreased by $0.9 billion in 2009, reflecting higher provisions for losses on financing receivables ($0.5 billion), lower gains ($0.5 billion) and declines in lower-taxed earnings from global operations ($0.4 billion), partially offset by acquisitions ($0.4 billion), higher investment income ($0.3 billion) and the stronger U.S. dollar ($0.1 billion). Net earnings also included the gain on PTL sale and remeasurement ($0.3 billion) and higher Genpact gains ($0.1 billion), partially offset by mark-to-market losses and other-than-temporary impairments ($0.1 billion).

Consumer 2010 revenues increased 1% and net earnings increased 85% compared with 2009. Revenues in 2010 were reduced by $0.3 billion as a result of dispositions. Revenues in 2010 increased $0.5 billion compared with 2009 as a result of the weaker U.S. dollar ($0.5 billion). The increase in net earnings resulted primarily from core growth ($1.2 billion) and the weaker U.S dollar ($0.1 billion), partially offset by the effects of dispositions ($0.1 billion). Core growth included lower provisions for losses on financing receivables across most platforms ($1.5 billion) and lower selling, general and administrative costs ($0.2 billion), partially offset by declines in lower-taxed earnings from global operations ($0.7 billion) including the absence of the first quarter 2009 tax benefit ($0.5 billion) from the decision to indefinitely reinvest prior-year earnings outside the U.S. and an increase in the valuation allowance associated with Japan ($0.2 billion).

Consumer 2009 revenues decreased 27% and net earnings decreased 61% compared with 2008. Revenues in 2009 included $0.2 billion from acquisitions and were reduced by $1.7 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues in 2009 decreased $4.7 billion compared with 2008 as a result of organic revenue declines ($3.1 billion) and the stronger U.S. dollar ($1.6 billion). The decrease in net earnings resulted primarily from core declines ($2.4 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.3 billion) and the stronger U.S. dollar ($0.1 billion). Core declines primarily resulted from lower results in the U.S., U.K., and our banks in Eastern Europe, reflecting higher provisions for losses on financing receivables ($1.3 billion) and declines in lower-taxed earnings from global operations ($0.7 billion). The benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

Real Estate 2010 revenues decreased 7% and net earnings decreased 13% compared with 2009. Revenues for 2010 decreased $0.3 billion compared with 2009 as a result of organic revenue declines and a decrease in property sales, partially offset by the weaker U.S. dollar. Real Estate net earnings decreased $0.2 billion compared with 2009, primarily from an increase in impairments related to equity properties and investments ($0.9 billion), partially offset by a decrease in provisions for losses on financing receivables ($0.4 billion), and core increases ($0.3 billion). Depreciation expense on real estate equity investments totaled $1.0 billion and $1.2 billion for 2010 and 2009, respectively.

(43)

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

Energy Financial Services 2010 revenues decreased 8% and net earnings increased 73% compared with 2009. Revenues in 2010 included a $0.1 billion gain related to the Regency transaction and in 2009 were reduced by $0.1 billion of gains from dispositions. Revenues in 2010 decreased compared with 2009 as a result of organic revenue growth ($0.4 billion), primarily increases in associated company revenues resulting from an asset sale by an investee ($0.2 billion), more than offset by the deconsolidation of Regency. The increase in net earnings resulted primarily from core increases ($0.1 billion), primarily increases in associated company earnings resulting from an asset sale by an investee ($0.2 billion) and the gain related to the Regency transaction ($0.1 billion).

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

GECAS 2010 revenues increased 12% and net earnings increased 18% compared with 2009. Revenues in 2010 increased compared with 2009 as a result of organic revenue growth ($0.5 billion), including higher investment income. The increase in net earnings resulted primarily from core increases ($0.2 billion), including the benefit from resolution of the 2003-2005 IRS audit, lower credit losses and higher investment income, partially offset by higher impairments related to our operating lease portfolio of commercial aircraft.

GECAS 2009 revenues decreased 2% and net earnings decreased 11% compared with 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.1 billion) and core declines reflecting higher credit losses and impairments.

Home & Business Solutions revenues increased 2%, or $0.2 billion, to $8.6 billion in 2010 compared with 2009 as higher volume ($0.4 billion) and higher other income ($0.1 billion) was partially offset by lower prices ($0.2 billion). The increase in volume reflected increased sales across all businesses. The decrease in price was primarily at Appliances. Segment profit increased 24%, or $0.1 billion, to $0.5 billion in 2010, primarily as a result of the effects of productivity ($0.2 billion) and increased other income primarily related to associated companies ($0.1 billion), partially offset by lower prices ($0.2 billion).

Home & Business Solutions revenues of $8.4 billion decreased 17%, or $1.7 billion, in 2009 compared with 2008, as lower volume ($1.8 billion) and the stronger U.S. dollar ($0.1 billion) were partially offset by higher prices ($0.2 billion). The decrease in volume primarily reflected tightened consumer spending in the European and U.S. markets. Segment profit increased 1% in 2009 as higher prices ($0.2 billion) and lower material and other costs ($0.2 billion) were partially offset by lower productivity ($0.2 billion) and lower other income ($0.1 billion). See Corporate Items and Eliminations for a discussion of items not allocated to this segment.

(44)

Corporate Items and Eliminations

(In millions)	2010	2009	2008

Revenues
Security and other disposed businesses	$298	$1,765	$1,784
Insurance activities	3,596	3,383	3,226
Eliminations and other	(1,646)	(2,660)	(2,811)

Total	$2,248	$2,488	$2,199

Operating profit (cost)
Security and other disposed businesses	$5	$190	$270
Insurance activities	(58)	(79)	(213)
Principal pension plans	(1,072)	(547)	(244)
Underabsorbed corporate overhead	(593)	(361)	(341)
Other	(1,603)	(2,029)	(1,381)

Total	$(3,321)	$(2,826)	$(1,909)

Corporate Items and Eliminations include the effects of eliminating transactions between operating segments; certain disposed businesses, including our Security business; results of our insurance activities remaining in continuing operations; cost of our principal pension plans; underabsorbed corporate overhead; and certain non-allocated amounts described below. Corporate Items and Eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

Certain amounts included in Corporate Items and Eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. In 2010, these included $0.5 billion at Technology Infrastructure and $0.3 billion at Energy Infrastructure, primarily for technology and product development costs, restructuring, rationalization and other charges, and $0.3 billion at Home & Business Solutions and $0.1 billion at NBC Universal, primarily for restructuring, rationalization and other charges. In 2009, these included $0.3 billion at both Technology Infrastructure and Energy Infrastructure and $0.2 billion at Home & Business Solutions, primarily for restructuring, rationalization and other charges and $0.3 billion at NBC Universal, primarily for restructuring, rationalization and other charges and technology and product development costs. In 2008, amounts primarily related to restructuring, rationalization and other charges were $0.5 billion at NBC Universal, $0.4 billion at Technology Infrastructure and $0.3 billion at each of Energy Infrastructure and Home & Business Solutions. Included in these amounts in 2008 were technology and product development costs of $0.2 billion at NBC Universal and $0.1 billion at Technology Infrastructure.

In 2010, underabsorbed corporate overhead increased by $0.2 billion, primarily related to increased costs at our global research centers. Other operating profit (cost) decreased $0.4 billion in 2010 as compared with 2009, as lower restructuring and other charges (including environmental remediation costs related to the Hudson River dredging project) ($0.6 billion) were partially offset by lower gains related to disposed businesses ($0.2 billion).

Discontinued Operations

(In millions)	2010	2009	2008

Earnings (loss) from discontinued operations, net of taxes	$(979)	$82	$(617)

Discontinued operations primarily comprised BAC, GE Money Japan, our U.S. mortgage business (WMC), Consumer RV Marine, Consumer Mexico and Plastics. Results of these businesses are reported as discontinued operations for all periods presented.

During the fourth quarter of 2010, we completed the sale of our 100% interest in BAC for $1.9 billion. As a result, we recognized an after-tax gain of $0.8 billion in 2010. The disposition of BAC is consistent with our goal of reducing ENI and focusing our businesses on selective financial services products where we have domain knowledge, broad distribution, and the ability to earn a consistent return on capital, while managing our overall balance sheet size and risk.

(45)

In the fourth quarter of 2010, we entered into agreements to sell Consumer RV Marine and Consumer Mexico for approximately $2.4 billion and approximately $2.0 billion, respectively, and have classified these businesses as discontinued operations.

During the third quarter of 2007, we committed to a plan to sell our Lake business and recorded an after-tax loss of $0.9 billion, which represented the difference between the net book value of our Lake business and the projected sale price. During 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our minority ownership interest in GE Nissen Credit Co., Ltd. In connection with this sale, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $0.4 billion loss in 2008.

In 2010, loss from discontinued operations, net of taxes, primarily reflected incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan ($1.7 billion) and estimated after-tax losses of $0.2 billion and $0.1 billion on the planned sales of Consumer Mexico and Consumer RV Marine, respectively, partially offset by an after-tax gain on the sale of BAC of $0.8 billion and earnings from operations at Consumer Mexico of $0.2 billion and at BAC of $0.1 billion.

Loss from discontinued operations, net of taxes, in 2009, primarily reflected incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.1 billion.

Loss from discontinued operations, net of taxes, in 2008 was $0.6 billion, primarily reflected a loss from operations of $0.3 billion, and incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 sale of GE Money Japan of $0.4 billion.

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

(46)

Geographic Revenues

(In billions)	2010	2009	2008

U.S.	$70.5	$72.2	$85.0
Europe	31.8	36.9	44.0
Pacific Basin	21.6	20.7	23.6
Americas	13.4	11.4	14.2
Middle East and Africa	9.1	10.0	10.1
Other Global	3.8	4.1	4.7

Total	$150.2	$155.3	$181.6

Global revenues decreased 4% to $79.7 billion in 2010, compared with $83.1 billion and $96.6 billion in 2009 and 2008, respectively. Global revenues to external customers as a percentage of consolidated revenues were 53% in 2010, compared with 54% in 2009 and 53% in 2008. The effects of currency fluctuations on reported results increased revenues by $0.5 billion in 2010, decreased revenues by $3.9 billion in 2009 and increased revenues by $2.0 billion in 2008.

GE global revenues, excluding GECS, in 2010 were $53.3 billion, down 5% over 2009. Decreases of 12% in Europe and 9% in the Middle East and Africa more than offset increases in growth markets of 43% in Australia and 18% in Latin America. These revenues as a percentage of GE total revenues, excluding GECS, were 53% in 2010, compared with 55% and 53% in 2009 and 2008, respectively. GE global revenues, excluding GECS, were $56.4 billion in 2009, down 5% from 2008, primarily resulting from decreases in Western Europe and Latin America.

GECS global revenues decreased 1% to $26.4 billion in 2010, compared with $26.7 billion and $37.2 billion in 2009 and 2008, respectively, primarily as a result of decreases in Europe. GECS global revenues as a percentage of total GECS revenues were 52% in 2010, compared with 51% and 53% in 2009 and 2008, respectively. GECS global revenue decreased by 28% in 2009 from $37.2 billion in 2008, primarily due to dispositions in Europe and the Pacific Basin.

Total Assets (continuing operations)

December 31 (In billions)	2010	2009

U.S.	$387.3	$387.3
Europe	199.2	219.0
Pacific Basin	61.1	65.8
Americas	40.0	38.4
Other Global	58.3	56.3

Total	$745.9	$766.8

Total assets of global operations on a continuing basis were $358.6 billion in 2010, a decrease of $20.9 billion, or 6%, from 2009. GECS global assets on a continuing basis of $279.6 billion at the end of 2010 were 9% lower than at the end of 2009, reflecting core declines in Europe and the Pacific Basin, primarily due to portfolio run-off in various businesses at Consumer and lower financing receivables and equipment leased to others at CLL.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen, the Canadian dollar and the Australian dollar.

(47)

Environmental Matters

Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. We are involved in a sizeable number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Expenditures for site remediation actions amounted to approximately $0.2 billion in 2010, $0.3 billion in 2009 and $0.2 billion in 2008. We presently expect that such remediation actions will require average annual expenditures of about $0.4 billion for each of the next two years.

As previously disclosed, in 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decisions setting forth the final performance standards for Phase 2 of the dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed with EPA to perform Phase 2 of the project in accordance with the final performance standards set by EPA. We have reviewed EPA’s final performance standards for Phase 2 to assess the potential scope and duration of Phase 2, as well as operational and engineering changes that could be required. Based on this review and our best professional engineering judgment, we increased our reserve for the probable and estimable costs for completing the Hudson River dredging project by $0.8 billion in the fourth quarter of 2010.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, Liquidity and Borrowings, Debt and Derivative Instruments, Guarantees and Covenants, the Consolidated Statement of Changes in Shareowners’ Equity, the Statement of Cash Flows, Contractual Obligations, and Variable Interest Entities.

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

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our global banks. The fair value of investment securities decreased to $43.9 billion at December 31, 2010, from $51.3 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of FASB Accounting Standards Update (ASU) 2009-16 and ASU 2009-17, amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidations, respectively (ASU 2009-16 & 17), and maturities partially offset by improved market conditions. Of the amount at December 31, 2010, we held debt securities with an estimated fair value of $42.8 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.4 billion, $2.8 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $1.4 billion and $2.6 billion at December 31, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.4 billion, $0.4 billion and $0.1 billion, respectively, at December 31, 2010, as compared with $0.8 billion, $0.8 billion and $0.4 billion, respectively, at December 31, 2009.

(48)

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

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS securities are in a senior position in the capital structure of the deals and 65% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at December 31, 2010 and December 31, 2009, approximately $0.7 billion and $0.9 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 72% have been subsequently downgraded to below investment grade.

Our CMBS portfolio is collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high quality properties (large loan CMBS), a majority of which were originated in 2007 and 2006. Substantially all of the securities in our CMBS portfolio have investment grade credit ratings and the vast majority of the securities are in a senior position in the capital structure.

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans of high quality middle market companies in a variety of industries. The vast majority of our ABS securities are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS, including RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deals. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as Monoline insurance (which are features of a specific security). In evaluating the overall creditworthiness of the Monoline insurer (Monoline), we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator.

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At December 31, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.7 billion, including $0.3 billion of our $0.7 billion investment in subprime RMBS. At December 31, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total pre-tax, other-than-temporary impairment losses during 2010 were $0.5 billion, of which $0.3 billion was recognized in earnings and primarily relates to credit losses on RMBS, non-U.S. government securities, non-U.S. corporate securities and equity securities, and $0.2 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

(49)

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at December 31, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At December 31, 2010, unrealized losses on investment securities totaled $1.4 billion, including $1.2 billion aged 12 months or longer, compared with unrealized losses of $2.6 billion, including $2.3 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at December 31, 2010, more than 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.7 billion and $0.3 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at December 31, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Additional information about our application of this guidance is provided in Notes 1 and 21 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Investments measured at fair value in earnings include equity investments of $0.8 billion at year-end 2010. The earnings effects of changes in fair value on these assets, favorable and unfavorable, will be reflected in the period in which those changes occur. As discussed in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, we also have assets that are classified as held for sale in the ordinary course of business, loans and real estate properties, carried at $3.5 billion at year-end 2010, which represents the lower of carrying amount or estimated fair value less costs to sell. To the extent that the estimated fair value less costs to sell is lower than carrying value, any favorable or unfavorable changes in fair value will be reflected in earnings in the period in which such changes occur.

Working capital, representing GE current receivables and inventories, less GE accounts payable and progress collections, was $(1.6) billion at December 31, 2010, down an insignificant amount from December 31, 2009, as reductions in inventory and an increase in accounts payable were offset by higher current receivables and lower progress collections. As Energy Infrastructure and Technology Infrastructure deliver units out of their backlogs over the next few years, progress collections of $11.8 billion at December 31, 2010, will be earned, which, along with progress collections on new orders, will impact working capital. Throughout the last four years, we have executed a significant number of initiatives through our Operating Council, such as lean cycle time projects, which have resulted in a more efficient use of working capital. We expect to continue these initiatives in 2011, which should significantly offset the effects of decreases in progress collections.

We discuss current receivables and inventories, two important elements of working capital, in the following paragraphs.

(50)

Current receivables for GE totaled to $10.4 billion at the end of 2010 and $9.8 billion at the end of 2009, and included $8.1 billion due from customers at the end of 2010 compared with $7.5 billion at the end of 2009. GE current receivables turnover was 8.6 in 2010, compared with 8.2 in 2009. The overall increase in current receivables was primarily due to the higher volume in Technology Infrastructure businesses.

Inventories for GE totaled to $11.5 billion at December 31, 2010, down $0.5 billion from the end of 2009. This decrease reflected lower inventories at Energy Infrastructure, partially offset by higher inventories at Technology Infrastructure. GE inventory turnover was 7.2 and 6.8 in 2010 and 2009, respectively. See Note 5 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 14% of our total portfolio. Of those, approximately 63% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 37% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment, vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for losses is not carried over at acquisition. This may have the effect of causing lower reserve coverage ratios for those portfolios.

(51)

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in the Critical Accounting Estimates section of this Item and Notes 1, 6 and 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(52)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
(In millions)	December 31, 2010	January 1, 2010(a)	December 31, 2009	December 31, 2010	January 1, 2010(a)	December 31, 2009	December 31, 2010	January 1, 2010(a)	December 31, 2009

Commercial
CLL(b)
Americas	$86,596	$99,666	$87,496	$2,571	$3,437	$3,155	$1,287	$1,245	$1,179
Europe	37,498	43,403	41,455	1,241	1,441	1,441	429	575	575
Asia	11,943	13,159	13,202	406	559	576	222	234	244
Other	2,626	2,836	2,836	8	24	24	7	11	11

Total CLL	138,663	159,064	144,989	4,226	5,461	5,196	1,945	2,065	2,009

Energy Financial Services	7,011	7,790	7,790	62	78	78	22	28	28

GECAS(b)	12,615	13,254	13,254	–	153	153	20	104	104

Other(c)	1,788	2,614	2,614	102	72	72	58	34	34

Total Commercial	160,077	182,722	168,647	4,390	5,764	5,499	2,045	2,231	2,175

Real Estate
Debt(d)	30,249	36,257	36,565	961	939	939	1,292	1,355	1,358
Business properties(e)	9,962	12,416	8,276	386	419	313	196	181	136

Total Real Estate	40,211	48,673	44,841	1,347	1,358	1,252	1,488	1,536	1,494

Consumer(b)
Non-U.S. residential mortgages(f)	45,536	54,921	54,921	3,812	4,331	4,331	828	926	926
Non-U.S. installment and revolving credit	20,368	23,443	23,443	290	409	409	945	1,116	1,116
U.S. installment and revolving credit	43,974	44,008	20,027	1,201	1,624	832	2,333	3,153	1,551
Non-U.S. auto	8,877	12,762	12,762	48	66	66	174	303	303
Other	8,306	10,156	10,156	478	610	610	259	291	291

Total Consumer	127,061	145,290	121,309	5,829	7,040	6,248	4,539	5,789	4,187

Total	$327,349	$376,685	$334,797	$11,566	$14,162	$12,999	$8,072	$9,556	$7,856

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 6 and 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Primarily consisted of loans and financing leases in former consolidated, liquidating securitization entities, which became wholly owned affiliates in December 2010.

(d)	Financing receivables included $218 million and $317 million of construction loans at December 31, 2010 and December 31, 2009, respectively.

(e)	Our Business properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(f)	At December 31, 2010, net of credit insurance, approximately 24% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 82% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 75% and have re-indexed loan-to-value ratios of 83% and 60%, respectively. At December 31, 2010, 4% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(53)

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40.2 billion of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at December 31, 2010 to January 1, 2010, as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

The portfolio of financing receivables, before allowance for losses, was $327.3 billion at December 31, 2010, and $376.7 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $49.4 billion from January 1, 2010, primarily as a result of collections exceeding originations ($26.3 billion) (which includes sales), write-offs ($10.1 billion), the stronger U.S. dollar ($2.1 billion) and dispositions ($1.2 billion), partially offset by acquisitions ($2.8 billion).

Related nonearning receivables totaled $11.6 billion (3.5% of outstanding receivables) at December 31, 2010, compared with $14.2 billion (3.8% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in Consumer and improved performance in Commercial, offset by increased Real Estate delinquencies driven by the continued challenging environment in the commercial real estate markets.

The allowance for losses at December 31, 2010 totaled $8.1 billion compared with $9.6 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.5 billion from January 1, 2010, primarily because provisions were lower than write-offs, net of recoveries by $1.3 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables increased from 2.3% at December 31, 2009 to 2.5% at December 31, 2010 primarily due to the adoption of ASU 2009-16 & 17 on January 1, 2010. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

(54)

	Nonearning financing receivables as a percent of financing receivables			Allowance for losses as a percent of nonearning financing receivables			Allowance for losses as a percent of total financing receivables
	December 31, 2010	January 1, 2010(a)	December 31, 2009	December 31, 2010	January 1, 2010(a)	December 31, 2009	December 31, 2010	January 1, 2010(a)	December 31, 2009

Commercial
CLL(b)
Americas	3.0%	3.4%	3.6%	50.1%	36.2%	37.4%	1.5%	1.2%	1.3%
Europe	3.3	3.3	3.5	34.6	39.9	39.9	1.1	1.3	1.4
Asia	3.4	4.2	4.4	54.7	41.9	42.4	1.9	1.8	1.8
Other	0.3	0.8	0.8	87.5	45.8	45.8	0.3	0.4	0.4
Total CLL	3.0	3.4	3.6	46.0	37.8	38.7	1.4	1.3	1.4

Energy Financial Services	0.9	1.0	1.0	35.5	35.9	35.9	0.3	0.4	0.4

GECAS(b)	-	1.2	1.2	-	68.0	68.0	0.2	0.8	0.8

Other	5.7	2.8	2.8	56.9	47.2	47.2	3.2	1.3	1.3

Total Commercial	2.7	3.2	3.3	46.6	38.7	39.6	1.3	1.2	1.3

Real Estate
Debt	3.2	2.6	2.6	134.4	144.3	144.6	4.3	3.7	3.7
Business properties	3.9	3.4	3.8	50.8	43.2	43.5	2.0	1.5	1.6

Total Real Estate	3.3	2.8	2.8	110.5	113.1	119.3	3.7	3.2	3.3

Consumer(b)
Non-U.S. residential mortgages	8.4	7.9	7.9	21.7	21.4	21.4	1.8	1.7	1.7
Non-U.S. installment and revolving credit	1.4	1.7	1.7	325.9	272.9	272.9	4.6	4.8	4.8
U.S. installment and revolving credit	2.7	3.7	4.2	194.3	194.2	186.4	5.3	7.2	7.7
Non-U.S. auto	0.5	0.5	0.5	362.5	459.1	459.1	2.0	2.4	2.4
Other	5.8	6.0	6.0	54.2	47.7	47.7	3.1	2.9	2.9

Total Consumer	4.6	4.8	5.2	77.9	82.2	67.0	3.6	4.0	3.5

Total	3.5	3.8	3.9	69.8	67.5	60.4	2.5	2.5	2.3

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 6 and 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

(55)

CLL – Americas. Nonearning receivables of $2.6 billion represented 22.2% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 50.1% at December 31, 2010 reflecting an overall decrease in nonearning receivables combined with a further slight increase in loss severity in our equipment, and franchise restaurant and hotel portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.0% at December 31, 2010, primarily due to reduced nonearning exposures in our corporate lending, corporate aircraft, and industrial materials portfolios, which more than offset deterioration in our healthcare and franchise restaurant and hotel portfolios. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking, and forestry industries, and for our leveraged finance business, equity of the underlying businesses.

CLL – Europe. Nonearning receivables of $1.2 billion represented 10.7% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables decreased from 39.9% at January 1, 2010, to 34.6% at December 31, 2010, as a greater proportion of nonearning receivables was attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables decreased slightly from 67.2% at January 1, 2010, to 65.7% at December 31, 2010, due to the increase of highly collateralized nonearning receivables in our senior secured lending portfolio, partially offset by a reduction in nonearning receivables in our senior secured lending and equipment finance portfolios due to restructuring, sale, or write-off. The ratio of nonearning receivables as a percent of financing receivables remained consistent at 3.3% at December 31, 2010, due to an increase in nonearning receivables in the Interbanca S.p.A. portfolio offset by the decrease in nonearning receivables across our senior secured lending, equipment finance and asset-based lending portfolios, primarily for the reasons previously mentioned. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending business and equipment and trade receivables for our equipment finance and asset-based lending portfolios, respectively.

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.5% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 54.7% at December 31, 2010, primarily as a result of restructuring, sale or write-off of nonearning receivables in our asset-based financing businesses in Japan, which is highly collateralized. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.4% at December 31, 2010, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $1.0 billion represented 8.3% of total nonearning receivables at December 31, 2010. The increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. office portfolio and the European hotel and retail portfolios, partially offset by foreclosures and discounted payoffs primarily related to U.S. multi-family loans. The ratio of allowance for losses as a percent of nonearning receivables decreased from 144.3% to 134.4% reflecting write-offs driven by settlements and payoffs from impaired loan borrowers. Since our approach identifies loans as impaired even when the loan is currently paying in accordance with contractual terms, increases in nonearning receivables do not necessarily require proportionate increases in reserves upon migration to nonearning status as specific reserves have often been established on the loans prior to their migration to nonearning status. The ratio of allowance for losses as a percent of total financing receivables increased from 3.7% at January 1, 2010, to 4.3% at December 31, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions.

(56)

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At December 31, 2010, total Real Estate financing receivables of $40.2 billion were primarily collateralized by owner occupied properties ($10.0 billion), office buildings ($9.4 billion), apartment buildings ($6.2 billion) and hotel properties ($4.4 billion). In 2010, commercial real estate markets have continued to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate - Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.4 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At December 31, 2010, we had 116 foreclosed commercial real estate properties which had a value of approximately $0.6 billion.

Consumer – Non-U.S. residential mortgages. Nonearning receivables of $3.8 billion represented 33.0% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 21.4% at January 1, 2010, to 21.7% at December 31, 2010. In 2010, our nonearning receivables decreased primarily due to continued collection and loss mitigation efforts and signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 83% and 60%, respectively. About 3% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At December 31, 2010, we had in repossession stock approximately 700 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables increased from 7.9% at January 1, 2010, to 8.4% at December 31, 2010, primarily due to reduced originations across all platforms.

Consumer – Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 2.5% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 272.9% at January 1, 2010, to 325.9% at December 31, 2010, reflecting changes in business mix following the reclassification of nonearning receivables to assets of businesses held for sale following our commitment in 2010 to sell our Consumer businesses in Argentina, Brazil and Canada.

Consumer – U.S. installment and revolving credit. Nonearning receivables of $1.2 billion represented 10.4% of total nonearning receivables at December 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables remained consistent at approximately 194.2%. The ratio of nonearning receivables as a percentage of financing receivables decreased from 3.7% at January 1, 2010, to 2.7% at December 31, 2010, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $21.4 billion nonaccrual loans at December 31, 2010, $9.3 billion are currently paying in accordance with their contractual terms.

(57)

(In millions)	Nonaccrual financing receivables	Nonearning receivables

December 31, 2010

Commercial
CLL	$5,246	$4,226
Energy Financial Services	78	62
GECAS	–	–
Other	139	102

Total Commercial	5,463	4,390

Real Estate	9,719	1,347

Consumer	6,211	5,829

Total	$21,393	$11,566

Impaired Loans

“Impaired” loans in the table below are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our Consumer and a portion of our CLL nonaccrual receivables are excluded from this definition, as they represent smaller balance homogeneous loans that we evaluate collectively by portfolio for impairment.

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

(58)

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	December 31, 2010	January 1, 2010(a)	December 31, 2009
Loans requiring allowance for losses
Commercial(b)	$2,733	$2,853	$2,876
Real Estate	6,812	5,339	5,284
Consumer	2,448	1,300	936

Total loans requiring allowance for losses	11,993	9,492	9,096

Loans expected to be fully recoverable
Commercial(b)	3,087	2,232	2,110
Real Estate	3,005	1,284	1,234
Consumer	106	397	397

Total loans expected to be fully recoverable	6,198	3,913	3,741

Total impaired loans	$18,191	$13,405	$12,837

Allowance for losses (specific reserves)
Commercial(b)	$1,031	$1,031	$1,073
Real Estate	1,150	1,038	1,017
Consumer	555	301	235

Total allowance for losses (specific reserves)	$2,736	$2,370	$2,325

Average investment during the period	$15,543	(d)	$8,462
Interest income earned while impaired(c)	392	(d)	219

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 6 and 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(b)	Includes CLL, Energy Financial Services, GECAS and Other.

(c)	Recognized principally on a cash basis for the years ended December 31, 2010 and 2009, respectively.

(d)	Not applicable.

Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. Impaired loans increased by $4.8 billion from January 1, 2010, to December 31, 2010, primarily relating to increases at Real Estate. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values, particularly in Japan and the U.S., as well as an increase in troubled debt restructurings (TDRs). Real Estate specific reserves have not increased proportionately to the increase in impaired loans, primarily due to an increase in TDRs that are expected to be fully recoverable based on the value of the underlying collateral and are performing in accordance with their modified terms. Of our $9.8 billion impaired loans at Real Estate at December 31, 2010, $8.1 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at December 31, 2010 and December 31, 2009, classified by the method used to measure impairment was as follows.

(59)

	At
(In millions)	December 31, 2010	December 31, 2009

Method used to measure impairment
Discounted cash flow	$7,650	$6,971
Collateral value	10,541	5,866

Total	$18,191	$12,837

See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At December 31, 2010, TDRs included in impaired loans were $10.1 billion, primarily relating to Real Estate ($4.9 billion), CLL ($2.9 billion) and Consumer ($2.3 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. During 2010, we provided short-term modifications of approximately $2.7 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $1.2 billion of credit card loans in the U.S. and approximately $1.5 billion of other consumer loans, primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. Our experience indicates that a substantial majority of loan modifications during 2010 have been successful as approximately $2.2 billion are performing in accordance with the revised contractual terms.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	December 31, 2010	December 31, 2009

CLL	2.1%	3.1%

Consumer	8.1	9.4

Real Estate	4.4	4.3

Delinquency rates on commercial loans and leases decreased from December 31, 2009 to December 31, 2010, as a result of improvements in the global economic and credit environment. We expect the global environment to show further signs of stabilization in 2011; however, the credit environment continues to be uncertain and may impact future levels of commercial delinquencies and provisions for losses on financing receivables.

(60)

Delinquency rates on consumer financing receivables decreased from December 31, 2009 to December 31, 2010, primarily due to improved collections and lower delinquency entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2011; however, the uncertain economic environment may result in higher provisions for loan losses. At December 31, 2010, approximately 41% of our U.S. portfolio, which consisted of credit cards, installment and revolving loans, were receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2010. See Notes 6 and 23 to the consolidated financial statements in part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, for additional information.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 to December 31, 2010, primarily reflecting continued challenging real estate market fundamentals, including reduced occupancy rates and rentals and the effects of real estate market liquidity, which despite stabilization in certain markets, continues to remain limited in many others. Slow economic recovery could result in a continuation of elevated delinquency levels and provisions for losses on financing receivables.

Other GECS receivables totaled $14.3 billion at December 31, 2010, and $18.6 billion at December 31, 2009, and consisted primarily of amounts due from GE (primarily related to material procurement programs of $2.7 billion and $2.5 billion at December 31, 2010 and 2009, respectively), insurance receivables, nonfinancing customer receivables, amounts due under operating leases, amounts accrued from investment income and various sundry items. Amounts due from Qualified Special Purpose Entities (QSPEs) declined from $3.7 billion in 2009 to $0.1 billion in 2010 as a result of our adoption of ASU 2009-16 & 17.

Property, plant and equipment totaled $66.2 billion at December 31, 2010, down $2.8 billion from 2009, primarily reflecting a reduction in equipment leased to others and the deconsolidation of Regency by GECS. GE property, plant and equipment consisted of investments for its own productive use, whereas the largest element for GECS was equipment provided to third parties on operating leases. Details by category of investment are presented in Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

GE additions to property, plant and equipment totaled $2.4 billion in both 2010 and 2009, respectively. Total expenditures, excluding equipment leased to others, for the past five years were $13.5 billion, of which 40% was investment for growth through new capacity and product development; 25% was investment in productivity through new equipment and process improvements; and 35% was investment for other purposes such as improvement of research and development facilities and safety and environmental protection.

GECS additions to property, plant and equipment were $7.7 billion and $6.4 billion during 2010 and 2009, respectively, primarily reflecting acquisitions and additions of commercial aircraft at GECAS, offset by disposals of fleet vehicles at CLL.

Goodwill and other intangible assets totaled $64.5 billion and $10.0 billion, respectively, at December 31, 2010. Goodwill decreased $0.6 billion from 2009, primarily from the deconsolidation of Regency and the strengthening of the U.S. dollar, partially offset by the acquisition of Clarient, Inc. Other intangible assets decreased $1.8 billion from 2009, primarily from dispositions and amortization expense. See Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

All other assets comprise mainly real estate equity properties and investments, equity and cost method investments, contract costs and estimated earnings, derivative instruments and assets held for sale, and totaled $96.3 billion at December 31, 2010, a decrease of $6.9 billion, primarily related to declines in our real estate equity properties due to impairments, depreciation and the strengthening of the U.S. dollar. During 2010, we recognized other-than-temporary impairments of cost and equity method investments, excluding those related to real estate, of $0.1 billion.

(61)

Included in other assets are Real Estate equity investments of $27.2 billion and $32.2 billion at December 31, 2010 and 2009, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $5.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During 2010, Real Estate recognized pre-tax impairments of $2.3 billion in its real estate held for investment, compared with $0.8 billion in 2009. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at December 31, 2010 had a carrying value of $1.8 billion and an associated unrealized loss of approximately $0.4 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements. Our total contract costs and estimated earnings balances at December 31, 2010 and 2009, were $8.1 billion and $7.7 billion, respectively, reflecting the timing of billing in relation to work performed, as well as changes in estimates of future revenues and costs. Our total contract costs and estimated earnings balance at December 31, 2010, primarily related to customers in our Energy, Aviation and Transportation businesses. Further information is provided in the Critical Accounting Estimates section.

Liquidity and Borrowings

We maintain a strong focus on liquidity. At both GE and GECS we manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles.

Our liquidity and borrowing plans for GE and GECS are established within the context of our annual financial and strategic planning processes. At GE, our liquidity and funding plans take into account the liquidity necessary to fund our operating commitments, which include primarily purchase obligations for inventory and equipment, payroll and general expenses. We also take into account our capital allocation and growth objectives, including paying dividends, repurchasing shares, investing in research and development and acquiring industrial businesses. At GE, we rely primarily on cash generated through our operating activities and also have historically maintained a commercial paper program that we regularly use to fund operations in the U.S., principally within fiscal quarters.

GECS liquidity and funding plans are designed to meet GECS’ funding requirements under normal and stress scenarios, which include primarily extensions of credit, payroll, principal payments on outstanding borrowings, interest on borrowings, dividends to GE, and general obligations such as operating expenses, collateral deposits held or collateral posted to counterparties. GECS’ funding plan also has been developed in connection with our strategy to reduce our ending net investment in GE Capital. GECS relies on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases, sales of assets, and unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

Our 2011 GECS funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($118.8 billion at December 31, 2010), through issuance of commercial paper and long-term debt, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During 2010, GECS earned interest income on financing receivables of $24.1 billion, which more than offset interest expense of $15.0 billion.

(62)

Both the GECS Board of Directors and the GE Audit Committee have approved a detailed liquidity policy for GECS which includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECS’ liquidity risk tolerance under different scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECS’ access to funding markets and liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

We have cash and equivalents of $79.0 billion at December 31, 2010, which is available to meet our needs. A substantial portion of this is freely available. About $10 billion is in regulated entities and is subject to regulatory restrictions or is in restricted countries. About $18 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis without being subject to U.S. tax. We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs.

In addition to our $79 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $2.9 billion at December 31, 2010. The Liquidity Portfolio is used to manage liquidity and meet the operating needs of GECS under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $51.8 billion that have been extended to us by 58 financial institutions at December 31, 2010. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement. During 2010, we renewed all of the 364-day lines and we extended the term of $23 billion of multi-year lines by one year to 2013.

At December 31, 2010, our aggregate cash and equivalents and committed credit lines were more than twice GECS’ commercial paper borrowings balance.

Funding Plan

Our strategy has been to reduce our ending net investment in GE Capital. In 2010, we reduced our GE Capital ending net investment, excluding cash and equivalents, from $526 billion at January 1, 2010 to $477 billion at December 31, 2010.

In 2010, we completed issuances of $25 billion of senior, unsecured debt with maturities up to 17 years (and subsequent to December 31, 2010, an additional $11 billion). Average commercial paper borrowings for GECS and GE during the fourth quarter were $40.1 billion and $6.0 billion, respectively, and the maximum amount of commercial paper borrowings outstanding for GECS and GE during the fourth quarter was $42.4 billion and $7.2 billion, respectively. GECS commercial paper maturities are funded principally through new issuances and at GE are repaid by quarter-end using available cash.

(63)

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009, for which we incurred $2.3 billion of fees for our participation. Our TLGP-guaranteed debt has remaining maturities of $18 billion in 2011 ($2.5 billion matured in January 2011) and $35 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. On January 1, 2010, we adopted ASU 2009-16 & 17, which resulted in the consolidation of $36.1 billion of non-recourse borrowings from all of our securitization QSPEs. During 2010, we completed $10.3 billion of non-recourse issuances and had maturities of $22.3 billion. At December 31, 2010, consolidated non-recourse borrowings were $30.1 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 24 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At December 31, 2010 and 2009, we were party to repurchase agreements totaling insignificant amounts, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 10 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years.

Total alternative funding at December 31, 2010 was $60 billion, composed mainly of $37 billion bank deposits, $11 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2009 was $57 billion.

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

•

It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. To test the effectiveness of our fixed rate positions, we assumed that, on January 1, 2011, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2011. We estimated, based on the year-end 2010 portfolio and holding all other assumptions constant, that our 2011 consolidated earnings would decline by $0.1 billion as a result of this parallel shift in the yield curve.

•

It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2010 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. This analysis indicated that there would be an insignificant effect on 2011 earnings of such a shift in exchange rates.

(64)

Debt and Derivative Instruments, Guarantees and Covenants

Principal debt and derivative conditions are described below.

Certain of our derivative instruments can be terminated if specified credit ratings are not maintained and certain debt and derivatives agreements of other consolidated entities have provisions that are affected by these credit ratings. As of December 31, 2010, GE and GECC’s long-term unsecured debt credit rating from Standard and Poor’s Ratings Service (S&P) was “AA+” with a stable outlook and from Moody’s Investors Service (“Moody’s”) was “Aa2” with a stable outlook. As of December 31, 2010, GE, GECS and GECC’s short-term credit rating from S&P was “A-1+” and from Moody’s was “P-1”. We are disclosing these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Although we currently do not expect a downgrade in the credit ratings, our ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Derivatives agreements:

Swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the long-term credit rating of the applicable GE entity were to fall below A-/A3. In certain of these master agreements, the counterparty also has the ability to require termination if the short-term rating of the applicable GE entity were to fall below A-1/P-1. The net derivative liability after consideration of netting arrangements, outstanding interest payments and collateral posted by us under these master agreements was estimated to be $1.0 billion at December 31, 2010. See Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Other debt and derivative agreements of consolidated entities:

•

One group of consolidated entities holds investment securities funded by the issuance of GICs. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1.5 billion to such entities as of December 31, 2010, pursuant to letters of credit issued by GECC, as compared to $2.4 billion at December 31, 2009. Furthermore, to the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of its assets and the amount drawn under the letters of credit, GECC is required to provide such excess amount. As of December 31, 2010, the value of these entities’ liabilities was $5.7 billion and the fair value of its assets was $6.0 billion (which included unrealized losses on investment securities of $0.7 billion). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost and we have the ability to hold all such debt securities until maturity.

•

Another consolidated entity also issues GICs where proceeds are loaned to GECC. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to approximately $2.3 billion as of December 31, 2010, to repay holders of GICs, compared to $3.0 billion at December 31, 2009. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•

If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize certain covered bonds. The maximum amount that would be required to be provided in the event of such a downgrade is determined by contract and amounted to $0.8 billion at both December 31, 2010 and 2009. These obligations are included in long-term borrowings in our Statement of Financial Position in the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(65)

Ratio of Earnings to Fixed Charges, Income Maintenance Agreement and Subordinated Debentures

On March 28, 1991, GE entered into an agreement with GECC to make payments to GECC, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GECC and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10:1 for the period, as a single aggregation, of each GECC fiscal year commencing with fiscal year 1991. GECC’s ratio of earnings to fixed charges increased to 1.13:1 during 2010 due to higher pre-tax earnings at GECC, which were primarily driven by higher margins and lower provisions for losses on financing receivables.

On October 29, 2009, GE and GECC amended this agreement to extend the notice period for termination from three years to five years. It was further amended to provide that any future amendments to the agreement that could adversely affect GECC require the consent of the majority of the holders of the aggregate outstanding principal amount of senior unsecured debt securities issued or guaranteed by GECC (with an original stated maturity in excess of 270 days), unless the amendment does not trigger a downgrade of GECC’s long-term ratings. No payment is required in 2011 pursuant to this agreement.

GE made a $9.5 billion payment to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GECC through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore increased the ratio of earnings to fixed charges of GECC for the fiscal year 2009 for purposes of the agreement to 1.33:1. As a result, no further payments under the agreement in 2010 were required related to 2009.

Any payment made under the Income Maintenance Agreement will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP.

In addition, in connection with certain subordinated debentures for which GECC receives equity credit by rating agencies, GE has agreed to promptly return dividends, distributions or other payments it receives from GECC during events of default or interest deferral periods under such subordinated debentures. There were $7.3 billion of such debentures outstanding at December 31, 2010. See Note 10 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Consolidated Statement of Changes in Shareowners’ Equity

GE shareowners’ equity increased by $1.6 billion in 2010, compared with an increase of $12.6 billion in 2009 and a decrease of $10.9 billion in 2008.

Net earnings increased GE shareowners’ equity by $11.6 billion, $11.0 billion and $17.4 billion, partially offset by dividends declared of $5.2 billion, $6.8 billion and $12.6 billion in 2010, 2009 and 2008, respectively.

Elements of Other Comprehensive Income decreased shareowners’ equity by $2.3 billion in 2010, compared with an increase of $6.6 billion in 2009 and a decrease of $30.2 billion in 2008, inclusive of changes in accounting principles. The components of these changes are as follows:

•

Changes in benefit plans increased shareowners’ equity by $1.1 billion in 2010, primarily reflecting prior service cost and net actuarial loss amortization and increases in the fair value of plans assets, partially offset by a decrease in the discount rate used to value pension and postretirement benefit obligations. This compared with decreases of $1.8 billion and $13.3 billion in 2009 and 2008, respectively. The decrease in 2009 primarily related to a decrease in the discount rate used to value pension and postretirement benefit obligations. The decrease in 2008 primarily related to declines in the fair value of plan assets as a result of market conditions and adverse changes in the economic environment. Further information about changes in benefit plans is provided in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(66)

•

Currency translation adjustments decreased shareowners’ equity by $3.9 billion in 2010, increased equity by $4.1 billion in 2009 and decreased equity by $11.0 billion in 2008. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. At the end of 2010, the U.S. dollar was stronger against most major currencies, including the pound sterling and the euro and weaker against the Australian dollar, compared with a weaker dollar against those currencies at the end of 2009 and a stronger dollar against those currencies at the end of 2008. The dollar was weaker against the Japanese yen in 2008.

•

The change in fair value of investment securities increased shareowners’ equity by an insignificant amount in 2010, reflecting improved market conditions related to U.S. corporate securities and lower market interest rates and adjustments to reflect the effect of the unrealized gains on insurance-related assets and equity. The change in fair value of investment securities increased shareowners’ equity by $2.7 billion and decreased shareowner’s equity by $3.2 billion in 2009 and 2008, respectively. Further information about investment securities is provided in Note 3 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

•

Changes in the fair value of derivatives designated as cash flow hedges increased shareowners’ equity by $0.5 billion in 2010, primarily related to the effective portion of the change in fair value of designated interest rate and cross currency hedges and other comprehensive income (OCI) released to earnings to match the underlying forecasted cash flows. The change in the fair value of derivatives designated as cash flow hedges increased equity by $1.6 billion and decreased equity by $2.7 billion in 2009 and 2008, respectively. Further information about the fair value of derivatives is provided in Note 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

We took a number of actions in 2008 and 2009 to strengthen our liquidity. Such actions also had an effect on shareowners’ equity, which included a $15 billion addition to equity through common and preferred stock offerings in the fourth quarter of 2008.

Statement of Cash Flows – Overview from 2008 through 2010

Consolidated cash and equivalents were $79.0 billion at December 31, 2010, an increase of $8.5 billion from December 31, 2009. Cash and equivalents totaled $70.5 billion at December 31, 2009, an increase of $22.4 billion from December 31, 2008.

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

GE Cash Flow

GE cash and equivalents were $19.2 billion at December 31, 2010, compared with $8.7 billion at December 31, 2009. GE CFOA totaled $14.7 billion in 2010 compared with $16.4 billion and $19.1 billion in 2009 and 2008, respectively. With respect to GE CFOA, we believe that it is useful to supplement our GE Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

(67)

December 31 (In billions)	2010	2009	2008

Operating cash collections(a)	$98.2	$104.1	$115.5
Operating cash payments	(83.5)	(87.7)	(98.8)
Cash dividends from GECS	–	–	2.4

GE cash from operating activities (GE CFOA)(a)	$14.7	$16.4	$19.1

(a)	GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental cash generated in GE CFOA from selling these receivables to GECS increased GE CFOA by $0.3 billion and an insignificant amount in 2010 and 2009, respectively. See Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $5.9 billion in 2010 and decreased by $11.4 billion in 2009. These changes are consistent with the changes in comparable GE operating segment revenues. Analyses of operating segment revenues discussed in the preceding Segment Operations section are the best way of understanding their customer-related CFOA.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased in 2010 and 2009 by $4.2 billion and $11.1 billion, respectively. These changes are consistent with the changes in GE total costs and expenses.

GE CFOA decreased $1.7 billion compared with 2009, primarily reflecting a decrease in progress collections compared to 2009. In 2009, GE CFOA decreased $2.7 billion compared with 2008, primarily reflecting the lack of a dividend from GECS ($2.4 billion).

Dividends from GECS represented the distribution of a portion of GECS retained earnings and are distinct from cash from continuing operating activities within the financial services businesses. The amounts included in GE CFOA are the total dividends, including normal dividends as well as any special dividends from excess capital, primarily resulting from GECS business sales. Beginning in the first quarter of 2009, GECS suspended its normal dividend to GE. There were no special dividends received from GECS in 2010, 2009 or 2008.

GECS Cash Flow

GECS cash and equivalents were $60.3 billion at December 31, 2010, compared with $62.6 billion at December 31, 2009. GECS cash from operating activities totaled $21.2 billion in 2010, compared with $7.4 billion in 2009. This was primarily due to decreases, compared to the prior year, in net cash collateral held from counterparties on derivative contracts of $6.9 billion, in cash used for other liabilities of $1.5 billion, higher current-year earnings, and lower gains and higher impairments at Real Estate of $2.9 billion.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $36.4 billion in 2010. Primary sources were $26.3 billion resulting from a reduction in financing receivables, primarily from collections exceeding originations, a $1.8 billion reduction in investment securities, and $1.6 billion of recoveries of financing receivables previously written off. Additionally, we received proceeds of $2.5 billion from sales of discontinued operations, primarily BAC, and $1.2 billion resulted from proceeds from business dispositions, including the consumer businesses in Hong Kong and Indonesia. These sources were partially offset by cash used for acquisitions of $0.6 billion for the acquisition of certain financing businesses of the Royal Bank of Scotland.

GECS cash used for financing activities in 2010 reflected our continued reduction in ending net investment. Cash used for financing activities of $59.6 billion related primarily to a $60.3 billion reduction in borrowings consisting primarily of reductions in long-term borrowings (which includes reductions related to borrowings consolidated upon the adoption of ASU 2009-16 & 17) and commercial paper, partially offset by a $4.6 billion increase in bank deposits.

(68)

GECS pays dividends to GE through a distribution of its retained earnings, including special dividends from proceeds of certain business sales. Beginning in the first quarter of 2009, GECS suspended its normal dividend to GE. Dividends paid to GE in 2008 were $2.4 billion. There were no special dividends paid to GE in 2010, 2009 or 2008.

Intercompany Eliminations

Effects of transactions between related companies are eliminated and consist primarily of GECS dividends to GE or capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. For further information related to intercompany eliminations see Note 27 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2010, follow.

	Payments due by period
(In billions)	Total	2011	2012-2013	2014-2015	2016 and thereafter

Borrowings and bank deposits (Note 10)	$478.6	$153.9	$146.1	$56.9	$121.7
Interest on borrowings and bank deposits	113.7	13.2	18.5	12.1	69.9
Operating lease obligations (Note 19)	4.8	1.1	1.6	0.9	1.2
Purchase obligations(a)(b)	54.7	34.0	13.2	5.9	1.6
Insurance liabilities (Note 11)(c)	24.8	2.8	3.8	3.3	14.9
Other liabilities(d)	65.2	24.8	11.6	6.3	22.5
Contractual obligations of discontinued operations(e)	2.1	2.1	–	–	–

(a)	Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, contractual commitments related to factoring agreements, software acquisition/license commitments, contractual minimum programming commitments and any contractually required cash payments for acquisitions.

(b)	Excluded funding commitments entered into in the ordinary course of business by our financial services businesses. Further information on these commitments and other guarantees is provided in Note 25 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(c)	Included contracts with reasonably determinable cash flows such as structured settlements, certain property and casualty contracts, and guaranteed investment contracts.

(d)	Included an estimate of future expected funding requirements related to our pension and postretirement benefit plans and included liabilities for unrecognized tax benefits. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. For further information on certain of these items, see Notes 14 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(e)	Included payments for other liabilities.

Variable Interest Entities

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns and as an alternative source of funding. The securitization transactions we engage in are similar to those used by many financial institutions.

(69)

The assets we securitize include: receivables secured by equipment, commercial real estate, credit card receivables, floorplan inventory receivables, GE trade receivables and other assets originated and underwritten by us in the ordinary course of business. The securitizations are funded with asset-backed commercial paper and term debt. Our securitization activities prior to January 1, 2010 used QSPEs and were therefore not required to be consolidated.

On January 1, 2010, we adopted ASU 2009-16 & 17. ASU 2009-16 eliminated the QSPE concept, and ASU 2009-17 required that all such entities be evaluated for consolidation as Variable Interest Entities (VIEs). Adoption of these amendments resulted in the consolidation of all of our sponsored QSPEs. In addition, we consolidated assets of VIEs related to direct investments in entities that hold loans and fixed income securities, a media joint venture and a small number of companies to which we have extended loans in the ordinary course of business and subsequently were subject to a TDR.

Substantially all of our securitization VIEs are consolidated because we are considered to be the primary beneficiary of the entity. Our interests in other VIEs for which we are not the primary beneficiary and QSPEs are accounted for as investment securities, financing receivables or equity method investments depending on the nature of our involvement.

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our retained interests, was an increase of $31.1 billion and $33.0 billion respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1.9 billion at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

At December 31, 2010, consolidated variable interest entity assets and liabilities were $50.7 billion and $38.3 billion, respectively, an increase of $33.7 billion and $23.1 billion from 2009, respectively. Assets held by these entities are of equivalent credit quality to our on-book assets. We monitor the underlying credit quality in accordance with our role as servicer and apply rigorous controls to the execution of securitization transactions. With the exception of credit and liquidity support discussed below, investors in these entities have recourse only to the underlying assets.

At December 31, 2009, prior to the effective date of ASU 2009-16 & 17, our Statement of Financial Position included $11.8 billion in retained interests in these entities related to the transferred financial assets discussed above. These retained interests took two forms: (1) sellers’ interests, which were classified as financing receivables, and (2) subordinated interests, designed to provide credit enhancement to senior interests, which were classified as investment securities. The carrying value of our retained interests classified as financing receivables was $3.0 billion at December 31, 2009. The carrying value of our retained interests classified as investment securities was $8.8 billion at December 31, 2009.

At December 31, 2010, investments in unconsolidated VIEs, including our noncontrolling interest in PTL and investments in real estate entities, were $12.6 billion, an increase of $2.9 billion from 2009, primarily related to $1.7 billion of investments in entities whose status as a VIE changed upon adoption of ASU 2009-17 and $1.2 billion of additional investment in pre-existing unconsolidated VIEs. In addition to our existing investments, we have contractual obligations to fund additional investments in the unconsolidated VIEs of $2.0 billion, an increase of $0.6 billion from 2009.

We are party to various credit enhancement positions with securitization entities, including liquidity and credit support agreements and guarantee and reimbursement contracts, and have provided our best estimate of the fair value of estimated losses on such positions. The estimate of fair value is based on prevailing market conditions at December 31, 2010. Should market conditions deteriorate, actual losses could be higher. Our exposure to loss under such agreements was limited to $0.9 billion at December 31, 2010.

We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in either 2010 or 2009.

(70)

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Further information is provided in the Global Risk Management section and Financial Resources and Liquidity – Financing Receivables section of this Item, the Asset impairment section that follows and in Notes 1, 6 and 23 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Revenue recognition on long-term product services agreements requires estimates of profits over the multiple-year terms of such agreements, considering factors such as the frequency and extent of future monitoring, maintenance and overhaul events; the amount of personnel, spare parts and other resources required to perform the services; and future billing rate and cost changes. We routinely review estimates under product services agreements and regularly revise them to adjust for changes in outlook. We also regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions that affect a product services agreement’s total estimated profitability result in an adjustment of earnings; such adjustments decreased earnings by $0.2 billion in 2010, increased earnings by $0.2 billion in 2009 and decreased earnings by $0.2 billion in 2008. We provide for probable losses when they become evident.

Further information is provided in Notes 1 and 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(71)

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment using both quantitative and qualitative criteria. Effective April 1, 2009, the FASB amended ASC 320 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. See Note 1 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report, which discusses the determination of fair value of investment securities.

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

Our operating lease portfolio of commercial aircraft is a significant concentration of assets in GE Capital, and is particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as global demand for commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on management’s best estimate. In determining its best estimate, management evaluates average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.4 billion and $0.1 billion in 2010 and 2009, respectively. Provisions for losses on financing receivables related to commercial aircraft were insignificant and $0.1 billion in 2010 and 2009, respectively.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section of this Item and in Notes 7 and 25 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(72)

Real Estate. We review the estimated value of our commercial real estate investments semi-annually. The cash flow estimates used for both estimating value and the recoverability analysis are inherently judgmental, and reflect current and projected lease profiles, available industry information about expected trends in rental, occupancy and capitalization rates and expected business plans, which include our estimated holding period for the asset. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. As of our most recent estimate performed in 2010, the carrying value of our Real Estate investments exceeded their estimated value by about $5.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. Declines in the estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured using the estimated fair value of the underlying asset, which is based upon cash flow estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and is corroborated by external appraisals. During 2010, Real Estate recognized pre-tax impairments of $2.3 billion in its real estate held for investment, as compared to $0.8 billion in 2009. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized. Furthermore, significant judgment and uncertainty related to forecasted valuation trends, especially in illiquid markets, results in inherent imprecision in real estate value estimates. Further information is provided in the Global Risk Management and the All other assets section of this Item and in Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9% to 14.5%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

(73)

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

Our Real Estate reporting unit had a goodwill balance of $1.1 billion at December 31, 2010. As of July 1, 2010, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $3.2 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and anticipated stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 12% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

Based on the results of the step one testing, we performed the second step of the impairment test described above. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $3.5 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses in an entity’s assets have the effect of increasing the estimated implied fair value of goodwill. The results of the second step analysis were attributable to several factors. The primary driver was the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $6.3 billion at that time. Further information about the Real Estate investment portfolio is provided in the Financial Resources and Liquidity – Statement of Financial Position – All other assets of this Item. Other drivers for the favorable outcome include the unrealized losses in the Real Estate finance receivable portfolio and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

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

(74)

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

Our discount rates for principal pension plans at December 31, 2010, 2009 and 2008 were 5.28%, 5.78% and 6.11%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans’ assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. Assets in our principal pension plans earned 13.5% in 2010, and had average annual earnings of 4.1%, 7.9% and 9.5% per year in the 10-, 15- and 25-year periods ended December 31, 2010, respectively. These average historical returns were significantly affected by investment losses in 2008. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2011. This is a reduction from the 8.5% we had assumed in 2010, 2009 and 2008.

Changes in key assumptions for our principal pension plans would have the following effects.

•

Discount rate – A 25 basis point increase in discount rate would decrease pension cost in the following year by $0.2 billion and would decrease the pension benefit obligation at year-end by about $1.5 billion.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension cost in the following year by $0.2 billion.

Further information on our pension plans is provided in the Operations – Overview section of this Item and in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(75)

Income Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the company. At December 31, 2010, $94 billion of earnings have been indefinitely reinvested outside the United States. Most of these earnings have been reinvested in active non-U.S. business operations, and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $4.4 billion and $3.6 billion at December 31, 2010 and 2009, respectively, including $1.0 billion and $1.3 billion at December 31, 2010 and 2009, respectively, of deferred tax assets, net of valuation allowances, associated with losses reported in discontinued operations, primarily related to our loss on the sale of GE Money Japan. Such year-end 2010 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable.

At December 31, 2010, derivative assets and liabilities were $7.5 billion and $2.8 billion, respectively. Further information about our use of derivatives is provided in Notes 1, 9, 21 and 22 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(76)

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

Other loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory proceedings, product quality and losses resulting from other events and developments.

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.

Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.

Further information is provided in Notes 13 and 25 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(77)

Other Information

New Accounting Standards

In September 2009, the FASB issued amendments to existing standards for revenue arrangements with multiple components. ASU 2009-13 requires the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. ASU 2009-14 requires certain software-enabled products to be accounted for under the general accounting standards for multiple component arrangements as opposed to accounting standards specifically applicable to software arrangements. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The impact of adopting these amendments is expected to be insignificant to our financial statements.

Research and Development

GE-funded research and development expenditures were $3.9 billion, $3.3 billion and $3.1 billion in 2010, 2009 and 2008, respectively. In addition, research and development funding from customers, principally the U.S. government, totaled $1.0 billion, $1.1 billion and $1.3 billion in 2010, 2009 and 2008, respectively. Technology Infrastructure’s Aviation business accounts for the largest share of GE’s research and development expenditures with funding from both GE and customer funds. Energy Infrastructure’s Energy business and Technology Infrastructure’s Healthcare business also made significant expenditures funded primarily by GE.

Expenditures reported above reflect the definition of research and development required by U.S. generally accepted accounting principles. For operating and management purposes, we also measure amounts spent on product and services technology. These technology expenditures were $5.9 billion in 2010 and included our reported research and development expenditures as well as the amount spent to improve our existing products and services, and to improve productivity of our plants, equipment and processes.

Orders Backlog

GE’s total backlog of firm unfilled orders at the end of 2010 was $66.7 billion, a decrease of 1% from year-end 2009, reflecting decreased demand at Energy Infrastructure, partially offset by increased demand at Technology Infrastructure. Of this backlog, $46.0 billion related to products, of which 59% was scheduled for delivery in 2011. Product services orders, included in this reported backlog for only the succeeding 12 months, were $20.6 billion at the end of 2010. Product services orders beyond the succeeding 12 months were approximately $108.7 billion, which combined with the firm unfilled orders described above resulted in a total backlog of approximately $175.4 billion at December 31, 2010. Orders constituting backlog may be cancelled or deferred by customers, subject in certain cases to penalties. See the Segment Operations section of this Item for further information.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission rules. Specifically, we have referred, in various sections of this Form 10-K Report, to:

•	Industrial cash flow from operating activities (Industrial CFOA)

•	Industrial and Infrastructure revenues

•	Industrial and Infrastructure earnings

•	Average GE shareowners’ equity, excluding effects of discontinued operations

(78)

•	Ratio of debt to equity at GECS, net of cash and equivalents and with classification of hybrid debt as equity

•	Ratio of debt to equity at GECC, net of cash and equivalents and with classification of hybrid debt as equity

•	GE Capital ending net investment (ENI), excluding cash and equivalents

•

GE pre-tax earnings from continuing operations, excluding GECS earnings from continuing operations, the corresponding effective tax rates and the reconciliation of the U.S. federal statutory rate to those effective tax rates

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Industrial Cash Flow from Operating Activities (Industrial CFOA)

(In millions)	2010	2009	2008	2007	2006

Cash from GE’s operating activities as reported	$14,746	$16,405	$19,138	$23,301	$23,772
Less dividends from GECS	–	–	2,351	7,291	9,847

Cash from GE’s operating activities, excluding dividends from GECS (Industrial CFOA)	$14,746	$16,405	$16,787	$16,010	$13,925

We refer to cash generated by our industrial businesses as “Industrial CFOA,” which we define as GE’s cash from operating activities less the amount of dividends received by GE from GECS. This includes the effects of intercompany transactions, including GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. We believe that investors may find it useful to compare GE’s operating cash flows without the effect of GECS dividends, since these dividends are not representative of the operating cash flows of our industrial businesses and can vary from period to period based upon the results of the financial services businesses. Management recognizes that this measure may not be comparable to cash flow results of companies which contain both industrial and financial services businesses, but believes that this comparison is aided by the provision of additional information about the amounts of dividends paid by our financial services business and the separate presentation in our financial statements of the Financial Services (GECS) cash flows. We believe that our measure of Industrial CFOA provides management and investors with a useful measure to compare the capacity of our industrial operations to generate operating cash flow with the operating cash flow of other non-financial businesses and companies and as such provides a useful measure to supplement the reported GAAP CFOA measure.

Industrial and Infrastructure Revenues

(In millions)	2010

Total segment revenues	$147,963
Less GE Capital	47,040

Segment revenues, excluding GE Capital (Industrial revenues)	100,923
Less NBCU	16,901

Segment revenues, excluding GE Capital and NBCU (Infrastructure revenues)	$84,022

(79)

Industrial and Infrastructure Earnings

(In millions)	2010

Total segment profit	$19,568
Less GE Capital	3,265

Segment profit, excluding GE Capital (Industrial earnings)	16,303
Less NBCU	2,261

Segment profit, excluding GE Capital and NBCU (Infrastructure earnings)	$14,042

We have provided segment revenues and profit excluding the revenues and earnings of our financial services segment, GE Capital, which we refer to as “Industrial revenues” and “Industrial earnings”, and excluding GE Capital and our media business, NBCU, which we refer to as “Infrastructure revenues” and “Infrastructure earnings”. We believe these are useful comparisons because they provide investors with information on the results of our industrial businesses, with and without the NBCU business, which is classified as a business held for sale at December 31, 2010. We believe that these measures, considered along with the corresponding GAAP measures, provide management and investors with additional information for comparison to other industrial businesses.

Average GE Shareowners’ Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2010	2009	2008	2007	2006

Average GE shareowners’ equity(b)	$116,179	$110,535	$113,387	$113,809	$109,142
Less the effects of the average net investment in discontinued operations	5,314	6,125	2,287	6,181	8,707

Average GE shareowners’ equity, excluding effects of discontinued operations(a)	$110,865	$104,410	$111,100	$107,628	$100,435

(a)	Used for computing return on average GE shareowners’ equity and return on average total capital invested (ROTC).
(b)	On an annual basis, calculated using a five-point average.

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

(80)

Ratio of Debt to Equity at GECS, Net of Cash and Equivalents and with Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2010	2009	2008

GECS debt	$470,562	$493,585	$514,430
Less cash and equivalents	60,272	62,584	37,411
Less hybrid debt	7,725	7,725	7,725

	$402,565	$423,276	$469,294

GECS equity	$68,984	$70,833	$53,279
Plus hybrid debt	7,725	7,725	7,725

	$76,709	$78,558	$61,004

Ratio	5.25:1	5.39:1	7.69:1
Ratio of Debt to Equity at GECC, Net of Cash and Equivalents and with Classification of Hybrid Debt as Equity

December 31 (Dollars in millions)	2010	2009

GECC debt	$465,350	$490,707
Less cash and equivalents	59,553	61,923
Less hybrid debt	7,725	7,725

	$398,072	$421,059

GECC equity	$72,881	$73,718
Plus hybrid debt	7,725	7,725

	$80,606	$81,443

Ratio	4.94:1	5.17:1

We have provided the GECS and GECC ratio of debt to equity on a basis that reflects the use of cash and equivalents to reduce debt, and with long-term debt due in 2066 and 2067 classified as equity. We believe that this is a useful comparison to a GAAP-based ratio of debt to equity because cash balances may be used to reduce debt and because this long-term debt has equity-like characteristics. The usefulness of this supplemental measure may be limited, however, as the total amount of cash and equivalents at any point in time may be different than the amount that could practically be applied to reduce outstanding debt, and it may not be advantageous or practical to replace certain long-term debt with equity. In the first quarter of 2009, GE made a $9.5 billion payment to GECS (of which $8.8 billion was further contributed to GECC through capital contribution and share issuance). Despite these potential limitations, we believe that this measure, considered along with the corresponding GAAP measure, provides investors with additional information that may be more comparable to other financial institutions and businesses.

GE Capital Ending Net Investment (ENI), Excluding Cash and Equivalents

(In billions)	December 31, 2010	January 1, 2010

GECC total assets	$581.1	$653.6
Less assets of discontinued operations	5.2	15.1
Less non-interest bearing liabilities	38.9	50.3

GE Capital ENI	537.0	588.2
Less cash and equivalents	59.6	61.9

GE Capital ENI, excluding cash and equivalents	$477.4	$526.3

(81)

We use ENI to measure the size of our GE Capital segment. We believe that this measure is a useful indicator of the capital (debt or equity) required to fund a business as it adjusts for non-interest bearing current liabilities generated in the normal course of business that do not require a capital outlay. We also believe that by excluding cash and equivalents, we provide a meaningful measure of assets requiring capital to fund our GE Capital segment, as a substantial amount of this cash and equivalents resulted from debt issuances to pre-fund future debt maturities and will not be used to fund additional assets. Providing this measure will help investors measure how we are performing against our previously communicated goal to reduce the size of our financial services segment.

GE Pre-Tax Earnings from Continuing Operations, Excluding

GECS Earnings from Continuing Operations and the Corresponding Effective Tax Rates

(Dollars in millions)	2010	2009	2008

GE earnings from continuing operations before income taxes	$15,166	$13,867	$21,864
Less GECS earnings from continuing operations	3,130	1,315	7,712

Total	$12,036	$12,552	$14,152

GE provision for income taxes	$2,024	$2,739	$3,427
GE effective tax rate, excluding GECS earnings	16.8%	21.8%	24.2%

Reconciliation of U.S. Federal Statutory Income Tax Rate to GE

Effective Tax Rate, Excluding GECS Earnings

	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from
Tax on global activities including exports	(13.5)	(12.0)	(8.0)
U.S. business credits	(2.8)	(1.1)	(0.5)
All other – net	(1.9)	(0.1)	(2.3)

	(18.2)	(13.2)	(10.8)

GE effective tax rate, excluding GECS earnings	16.8%	21.8%	24.2%

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

(82)

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

(83)

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

Noncontrolling interest Portion of shareowner’s equity in a subsidiary that is not attributable to GE. In financial statements prior to 2009, this was labeled minority interest and was presented outside of shareowners’ equity.

Operating profit GE earnings from continuing operations before interest and other financial charges, income taxes and effects of accounting changes.

Option The right, not the obligation, to execute a transaction at a designated price, generally involving equity interests, interest rates, currencies or commodities. See “Hedge.”

(84)

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

Qualified special purpose entities (QSPEs) These were entities excluded from consolidation until the effective date of ASU 2009-16 and ASU 2009-17. The activities of QSPEs are significantly limited and entirely specified in the legal documents that established the entity. There also are significant limitations on the types of assets and derivative instruments they may hold and the types and extent of activities and decision-making they may engage in.

Retained interest A portion of a transferred financial asset retained by the transferor that provides rights to receive portions of the cash inflows from that asset.

Return on average GE shareowners’ equity Earnings from continuing operations before accounting changes divided by average GE shareowners’ equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average GE shareowners’ equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2010, is described in the Supplemental Information section.

Return on average total capital invested For GE, earnings from continuing operations before accounting changes plus the sum of after-tax interest and other financial charges and noncontrolling interests, divided by the sum of the averages of total shareowners’ equity (excluding effects of discontinued operations), borrowings, mandatorily redeemable preferred stock and noncontrolling interests (on an annual basis, calculated using a five-point average). Average total shareowners’ equity, excluding effects of discontinued operations as of the end of each of the years in the five-year period ended December 31, 2010, is described in the Supplemental Information section.

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

Subprime For purposes of Consumer related discussion, subprime includes consumer finance products like mortgage, auto, cards, sales finance and personal loans to U.S. and global borrowers whose credit score implies a higher probability of default based upon GECC’s proprietary scoring models and definitions, which add various qualitative and quantitative factors to a base credit score such as a FICO score or global bureau score. Although, FICO and global bureau credit scores are a widely accepted rating of individual consumer creditworthiness, the internally modeled scores are more reflective of the behavior and default risks in the portfolio compared to stand-alone generic bureau scores.

(85)

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

Variable interest entity An entity defined by ASC 810, Consolidation, and that must be consolidated by its primary beneficiary, the party that holds a controlling financial interest. A variable interest entity has one or both of the following characteristics: (1) its equity at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) as a group, the equity investors lack one or more of the following characteristics: (a) the power to direct the activities that most significantly affect the economic performance of the entity, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ Jeffrey R. Immelt	/s/ Keith S. Sherin
Jeffrey R. Immelt	Keith S. Sherin
Chairman of the Board and Chief Executive Officer	Vice Chairman and Chief Financial Officer
February 25, 2011

(86)

Report of Independent Registered Public Accounting Firm

To Shareowners and Board of Directors

of General Electric Company:

We have audited the accompanying statement of financial position of General Electric Company and consolidated affiliates (“GE”) as of December 31, 2010 and 2009, and the related statements of earnings, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited GE’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GE management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on GE’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements appearing on pages 90, 92, 93, 95 and 97 – 193 and the Summary of Operating Segments table on page 38 present fairly, in all material respects, the financial position of GE as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, GE maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

(87)

As discussed in Note 1 to the consolidated financial statements, GE, in 2010, changed its method of accounting for consolidation of variable interest entities; in 2009, changed its method of accounting for impairment of debt securities, business combinations and noncontrolling interests; and, in 2008, changed its method of accounting for fair value measurements and adopted the fair value option for certain financial assets and financial liabilities.

Our audits of GE’s consolidated financial statements were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating information appearing on pages 91, 94 and 96 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual entities. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2011

(88)

Audited Financial Statements and Notes

(89)

Statement of Earnings

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions; per-share amounts in dollars)	2010	2009	2008

Revenues
Sales of goods	$60,812	$65,067	$69,100
Sales of services	39,625	38,710	43,669
Other income (Note 17)	1,151	1,006	1,586
GECS earnings from continuing operations	–	–	–
GECS revenues from services (Note 18)	48,623	50,495	67,226

Total revenues	150,211	155,278	181,581

Costs and expenses (Note 19)
Cost of goods sold	46,005	50,580	54,602
Cost of services sold	25,708	25,341	29,170
Interest and other financial charges	15,983	18,309	25,758
Investment contracts, insurance losses and insurance annuity benefits	3,012	3,017	3,213
Provision for losses on financing receivables (Notes 6 and 23)	7,191	10,627	7,233
Other costs and expenses	38,104	37,409	41,835

Total costs and expenses	136,003	145,283	161,811

Earnings (loss) from continuing operations before income taxes	14,208	9,995	19,770
Benefit (provision) for income taxes (Note 14)	(1,050)	1,148	(1,102)

Earnings from continuing operations	13,158	11,143	18,668
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(979)	82	(617)

Net earnings	12,179	11,225	18,051
Less net earnings attributable to noncontrolling interests	535	200	641

Net earnings attributable to the Company	11,644	11,025	17,410
Preferred stock dividends declared	(300)	(300)	(75)

Net earnings attributable to GE common shareowners	$11,344	$10,725	$17,335

Amounts attributable to the Company
Earnings from continuing operations	$12,623	$10,943	$18,027
Earnings (loss) from discontinued operations, net of taxes	(979)	82	(617)

Net earnings attributable to the Company	$11,644	$11,025	$17,410

Per-share amounts (Note 20)
Earnings from continuing operations
Diluted earnings per share	$1.15	$1.00	$1.78
Basic earnings per share	1.15	1.00	1.78

Net earnings
Diluted earnings per share	1.06	1.01	1.72
Basic earnings per share	1.06	1.01	1.72

Dividends declared per share	0.46	0.61	1.24

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

(90)

Statement of Earnings (Continued)

For the years ended December 31	GE(a)			GECS
(In millions; per-share amounts in dollars)	2010	2009	2008	2010	2009	2008

Revenues
Sales of goods	$60,345	$64,211	$67,637	$533	$970	$1,773
Sales of services	39,875	39,246	44,377	–	–	–
Other income (Note 17)	1,285	1,179	1,965	–	–	–
GECS earnings from continuing operations	3,130	1,315	7,712	–	–	–
GECS revenues from services (Note 18)	–	–	–	49,966	51,688	68,580

Total revenues	104,635	105,951	121,691	50,499	52,658	70,353

Costs and expenses (Note 19)
Cost of goods sold	45,570	49,886	53,395	501	808	1,517
Cost of services sold	25,958	25,878	29,878	–	–	–
Interest and other financial charges	1,600	1,478	2,153	14,956	17,482	24,665
Investment contracts, insurance losses and insurance annuity benefits	–	–	–	3,197	3,193	3,421
Provision for losses on financing receivables (Notes 6 and 23)	–	–	–	7,191	10,627	7,233
Other costs and expenses	16,341	14,842	14,401	22,482	23,105	27,899

Total costs and expenses	89,469	92,084	99,827	48,327	55,215	64,735

Earnings (loss) from continuing operations before income taxes	15,166	13,867	21,864	2,172	(2,557)	5,618
Benefit (provision) for income taxes (Note 14)	(2,024)	(2,739)	(3,427)	974	3,887	2,325

Earnings from continuing operations	13,142	11,128	18,437	3,146	1,330	7,943
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(979)	82	(617)	(975)	100	(657)

Net earnings	12,163	11,210	17,820	2,171	1,430	7,286
Less net earnings attributable to noncontrolling interests	519	185	410	16	15	231

Net earnings attributable to the Company	11,644	11,025	17,410	2,155	1,415	7,055
Preferred stock dividends declared	(300)	(300)	(75)	–	–	–

Net earnings attributable to GE common shareowners	$11,344	$10,725	$17,335	$2,155	$1,415	$7,055

Amounts attributable to the Company
Earnings from continuing operations	$12,623	$10,943	$18,027	$3,130	$1,315	$7,712
Earnings (loss) from discontinued operations, net of taxes	(979)	82	(617)	(975)	100	(657)

Net earnings attributable to the Company	$11,644	$11,025	$17,410	$2,155	$1,415	$7,055

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis. See Note 1.

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

(91)

Consolidated Statement of Changes in Shareowners’ Equity

(In millions)	2010	2009	2008

Changes in shareowners’ equity (Note 15)
GE shareowners’ equity balance at January 1	$117,291	$104,665	$115,559

Dividends and other transactions with shareowners	(5,701)	(5,049)	1,873

Other comprehensive income (loss)
Investment securities – net	16	2,659	(3,218)
Currency translation adjustments – net	(3,874)	4,135	(11,007)
Cash flow hedges – net	454	1,598	(2,664)
Benefit plans – net	1,079	(1,804)	(13,288)

Total other comprehensive income (loss)	(2,325)	6,588	(30,177)
Increases from net earnings attributable to the Company	11,644	11,025	17,410

Comprehensive income (loss)	9,319	17,613	(12,767)

Cumulative effect of changes in accounting principles(a)	(1,973)	62	–

Balance at December 31	118,936	117,291	104,665
Noncontrolling interests(b)	5,262	7,845	8,947

Total equity balance at December 31	$124,198	$125,136	$113,612

On January 1, 2009, we adopted an amendment to Accounting Standards Codification (ASC) 810, Consolidation, that requires certain changes to the presentation of our financial statements. This amendment requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of shareowners’ equity.

(a)	On January 1, 2010, we adopted amendments to ASC 860, Transfers and Servicing and ASC 810, Consolidation, and recorded a cumulative effect adjustment. See Notes 15 and 24. We adopted amendments to ASC 320, Investments - Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009. See Notes 3 and 15.
(b)	See Note 15 for an explanation of the changes in noncontrolling interests for 2010 and 2009.

See accompanying notes.

(92)

Statement of Financial Position

	General Electric Company and consolidated affiliates
At December 31 (In millions, except share amounts)	2010	2009

Assets
Cash and equivalents	$78,958	$70,488
Investment securities (Note 3)	43,938	51,343
Current receivables (Note 4)	18,621	16,458
Inventories (Note 5)	11,526	11,987
Financing receivables – net (Notes 6 and 23)	310,055	319,247
Other GECS receivables	8,951	14,056
Property, plant and equipment – net (Note 7)	66,214	68,970
Investment in GECS	–	–
Goodwill (Note 8)	64,473	65,076
Other intangible assets – net (Note 8)	9,973	11,751
All other assets (Note 9)	96,342	103,286
Assets of businesses held for sale (Note 2)	36,887	34,111
Assets of discontinued operations (Note 2)	5,278	15,128

Total assets(a)	$751,216	$781,901

Liabilities and equity
Short-term borrowings (Note 10)	$117,959	$129,869
Accounts payable, principally trade accounts	14,657	19,527
Progress collections and price adjustments accrued	11,142	12,192
Dividends payable	1,563	1,141
Other GE current liabilities	11,396	13,386
Non-recourse borrowings of consolidated securitization entities (Note 10)	30,060	3,883
Bank deposits (Note 10)	37,298	33,519
Long-term borrowings (Note 10)	293,323	336,172
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	29,582	31,641
All other liabilities (Note 13)	58,844	58,776
Deferred income taxes (Note 14)	2,840	2,081
Liabilities of businesses held for sale (Note 2)	16,047	6,092
Liabilities of discontinued operations (Note 2)	2,307	8,486

Total liabilities(a)	627,018	656,765

Preferred stock (30,000 shares outstanding at both year-end 2010 and 2009)	–	–
Common stock (10,615,376,000 and 10,663,075,000 shares outstanding at year-end 2010 and 2009, respectively)	702	702
Accumulated other comprehensive income – net(b)
Investment securities	(636)	(435)
Currency translation adjustments	(86)	3,836
Cash flow hedges	(1,280)	(1,734)
Benefit plans	(15,853)	(16,932)
Other capital	36,890	37,729
Retained earnings	131,137	126,363
Less common stock held in treasury	(31,938)	(32,238)

Total GE shareowners’ equity	118,936	117,291
Noncontrolling interests(c)	5,262	7,845

Total equity (Notes 15 and 16)	124,198	125,136

Total liabilities and equity	$751,216	$781,901

(a)	Our consolidated assets at December 31, 2010 include total assets of $49,295 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $38,612 million and investment securities of $6,670 million. Our consolidated liabilities at December 31, 2010 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $29,444 million. See Note 24.
(b)	The sum of accumulated other comprehensive income - net was $(17,855) million and $(15,265) million at December 31, 2010 and 2009, respectively.
(c)	Included accumulated other comprehensive income - net attributable to noncontrolling interests of $(153) million and $(188) million at December 31, 2010 and 2009, respectively.

See accompanying notes.

(93)

Statement of Financial Position (Continued)

	GE(a)		GECS
At December 31 (In millions, except share amounts)	2010	2009	2010	2009

Assets
Cash and equivalents	$19,241	$8,654	$60,272	$62,584
Investment securities (Note 3)	19	30	43,921	51,315
Current receivables (Note 4)	10,383	9,818	–	–
Inventories (Note 5)	11,460	11,916	66	71
Financing receivables – net (Notes 6 and 23)	–	–	319,277	326,941
Other GECS receivables	–	–	14,299	18,631
Property, plant and equipment – net (Note 7)	12,444	12,495	53,770	56,475
Investment in GECS	68,984	70,833	–	–
Goodwill (Note 8)	36,880	36,613	27,593	28,463
Other intangible assets – net (Note 8)	8,088	8,450	1,885	3,301
All other assets (Note 9)	17,454	17,097	79,240	87,340
Assets of businesses held for sale (Note 2)	33,760	33,986	3,127	125
Assets of discontinued operations (Note 2)	50	50	5,228	15,078

Total assets	$218,763	$209,942	$608,678	$650,324

Liabilities and equity
Short-term borrowings (Note 10)	$456	$504	$118,797	$130,754
Accounts payable, principally trade accounts	11,620	10,373	7,036	13,099
Progress collections and price adjustments accrued	11,841	12,957	–	–
Dividends payable	1,563	1,141	–	–
Other GE current liabilities	11,396	13,386	–	–
Non-recourse borrowings of consolidated securitization entities (Note 10)	–	–	30,060	3,883
Bank deposits (Note 10)	–	–	37,298	33,519
Long-term borrowings (Note 10)	9,656	11,681	284,407	325,429
Investment contracts, insurance liabilities and insurance annuity benefits (Note 11)	–	–	29,993	32,009
All other liabilities (Note 13)	37,815	35,232	21,127	23,671
Deferred income taxes (Note 14)	(4,237)	(4,620)	7,077	6,701
Liabilities of businesses held for sale (Note 2)	15,455	6,037	592	55
Liabilities of discontinued operations (Note 2)	164	163	2,143	8,323

Total liabilities	95,729	86,854	538,530	577,443

Preferred stock (30,000 shares outstanding at both year-end 2010 and 2009)	–	–	–	–
Common stock (10,615,376,000 and 10,663,075,000 shares outstanding at year-end 2010 and 2009 respectively)	702	702	1	1
Accumulated other comprehensive income – net
Investment securities	(636)	(435)	(639)	(436)
Currency translation adjustments	(86)	3,836	(1,411)	1,372
Cash flow hedges	(1,280)	(1,734)	(1,281)	(1,769)
Benefit plans	(15,853)	(16,932)	(380)	(434)
Other capital	36,890	37,729	27,626	27,591
Retained earnings	131,137	126,363	45,068	44,508
Less common stock held in treasury	(31,938)	(32,238)	–	–

Total GE shareowners’ equity	118,936	117,291	68,984	70,833
Noncontrolling interests	4,098	5,797	1,164	2,048

Total equity (Notes 15 and 16)	123,034	123,088	70,148	72,881

Total liabilities and equity	$218,763	$209,942	$608,678	$650,324

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis. See Note 1.

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

(94)

Statement of Cash Flows

	General Electric Company and consolidated affiliates
For the years ended December 31 (In millions)	2010	2009	2008
Cash flows – operating activities
Net earnings	$12,179	$11,225	$18,051
Less net earnings attributable to noncontrolling interests	535	200	641

Net earnings attributable to the Company	11,644	11,025	17,410
(Earnings) loss from discontinued operations	979	(82)	617
Adjustments to reconcile net earnings attributable to the Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	10,013	10,619	11,481
Earnings from continuing operations retained by GECS	–	–	–
Deferred income taxes	1,046	(2,793)	(1,282)
Decrease (increase) in GE current receivables	(126)	3,273	(24)
Decrease (increase) in inventories	342	1,101	(719)
Increase (decrease) in accounts payable	805	(439)	(1,063)
Increase (decrease) in GE progress collections	(1,177)	(500)	2,827
Provision for losses on GECS financing receivables	7,191	10,627	7,233
All other operating activities	5,075	(8,433)	11,214

Cash from (used for) operating activities – continuing operations	35,792	24,398	47,694
Cash from (used for) operating activities – discontinued operations	331	19	959

Cash from (used for) operating activities	36,123	24,417	48,653

Cash flows – investing activities
Additions to property, plant and equipment	(9,800)	(8,634)	(16,010)
Dispositions of property, plant and equipment	7,208	6,478	10,954
Net decrease (increase) in GECS financing receivables	25,010	42,917	(17,143)
Proceeds from sales of discontinued operations	2,510	–	5,423
Proceeds from principal business dispositions	3,062	9,978	4,986
Payments for principal businesses purchased	(1,212)	(7,842)	(28,110)
Capital contribution from GE to GECS	–	–	–
All other investing activities	7,703	(2,070)	6,168

Cash from (used for) investing activities – continuing operations	34,481	40,827	(33,732)
Cash from (used for) investing activities – discontinued operations	(2,045)	1,551	(1,036)

Cash from (used for) investing activities	32,436	42,378	(34,768)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,228)	(26,115)	(48,511)
Net increase (decrease) in bank deposits	4,603	(3,784)	20,623
Newly issued debt (maturities longer than 90 days)	47,642	82,838	116,624
Repayments and other reductions (maturities longer than 90 days)	(100,154)	(85,016)	(68,993)
Proceeds from issuance of preferred stock and warrants	–	–	2,965
Proceeds from issuance of common stock	–	–	12,006
Net dispositions (purchases) of GE shares for treasury	(1,263)	623	(1,249)
Dividends paid to shareowners	(4,790)	(8,986)	(12,408)
Capital contribution from GE to GECS	–	–	–
Purchases of subsidiary shares from noncontrolling interests	(2,633)	–	–
All other financing activities	(3,647)	(3,204)	(1,862)

Cash from (used for) financing activities – continuing operations	(61,470)	(43,644)	19,195
Cash from (used for) financing activities – discontinued operations	(116)	131	(59)

Cash from (used for) financing activities	(61,586)	(43,513)	19,136

Effect of exchange rate changes on cash and equivalents	(333)	795	(685)
Increase (decrease) in cash and equivalents	6,640	24,077	32,336
Cash and equivalents at beginning of year	72,444	48,367	16,031

Cash and equivalents at end of year	79,084	72,444	48,367
Less cash and equivalents of discontinued operations at end of year	126	1,956	255

Cash and equivalents of continuing operations at end of year	$78,958	$70,488	$48,112

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(17,132)	$(19,601)	$(25,853)
Cash recovered (paid) during the year for income taxes	(2,671)	(2,535)	(3,237)

See accompanying notes.

(95)

Statement of Cash Flows (Continued)

	GE(a)			GECS
For the years ended December 31 (In millions)	2010	2009	2008	2010	2009	2008
Cash flows – operating activities
Net earnings	$12,163	$11,210	$17,820	$2,171	$1,430	$7,286
Less net earnings attributable to noncontrolling interests	519	185	410	16	15	231

Net earnings attributable to the Company	11,644	11,025	17,410	2,155	1,415	7,055
(Earnings) loss from discontinued operations	979	(82)	617	975	(100)	657
Adjustments to reconcile net earnings attributable to the Company to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	2,260	2,311	2,162	7,753	8,308	9,319
Earnings from continuing operations retained by GECS	(3,130)	(1,315)	(5,361)	–	–	–
Deferred income taxes	(377)	(460)	(417)	1,423	(2,333)	(865)
Decrease (increase) in GE current receivables	(963)	3,056	(168)	–	–	–
Decrease (increase) in inventories	409	1,188	(524)	5	(6)	(14)
Increase (decrease) in accounts payable	1,052	(918)	233	(194)	(338)	(1,030)
Increase (decrease) in GE progress collections	(1,158)	(257)	2,896	–	–	–
Provision for losses on GECS financing receivables	–	–	–	7,191	10,627	7,233
All other operating activities	4,030	1,857	2,290	1,862	(10,164)	8,650

Cash from (used for) operating activities – continuing operations	14,746	16,405	19,138	21,170	7,409	31,005
Cash from (used for) operating activities – discontinued operations	–	2	(5)	331	17	964

Cash from (used for) operating activities	14,746	16,407	19,133	21,501	7,426	31,969

Cash flows – investing activities
Additions to property, plant and equipment	(2,418)	(2,429)	(2,996)	(7,674)	(6,443)	(13,321)
Dispositions of property, plant and equipment	–	–	–	7,208	6,478	10,954
Net decrease (increase) in GECS financing receivables	–	–	–	26,298	43,179	(17,034)
Proceeds from sales of discontinued operations	–	–	203	2,510	–	5,220
Proceeds from principal business dispositions	1,721	890	58	1,171	9,088	4,928
Payments for principal businesses purchased	(653)	(428)	(3,149)	(559)	(7,414)	(24,961)
Capital contribution from GE to GECS	–	(9,500)	(5,500)	–	–	–
All other investing activities	(550)	(198)	324	7,401	(1,236)	6,452

Cash from (used for) investing activities – continuing operations	(1,900)	(11,665)	(11,060)	36,355	43,652	(27,762)
Cash from (used for) investing activities – discontinued operations	–	(2)	5	(2,045)	1,553	(1,041)

Cash from (used for) investing activities	(1,900)	(11,667)	(11,055)	34,310	45,205	(28,803)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(671)	317	(2,152)	(652)	(27,256)	(45,572)
Net increase (decrease) in bank deposits	–	–	–	4,603	(3,784)	20,623
Newly issued debt (maturities longer than 90 days)	9,474	1,883	136	37,970	81,065	116,172
Repayments and other reductions (maturities longer than 90 days)	(2,554)	(1,675)	(1,936)	(97,600)	(83,341)	(67,057)
Proceeds from issuance of preferred stock and warrants	–	–	2,965	–	–	–
Proceeds from issuance of common stock	–	–	12,006	–	–	–
Net dispositions (purchases) of GE shares for treasury	(1,263)	623	(1,249)	–	–	–
Dividends paid to shareowners	(4,790)	(8,986)	(12,408)	–	–	(2,351)
Capital contribution from GE to GECS	–	–	–	–	9,500	5,500
Purchases of subsidiary shares from noncontrolling interests	(2,000)	–	–	(633)	–	–
All other financing activities	(330)	(514)	–	(3,317)	(2,691)	(1,862)

Cash from (used for) financing activities – continuing operations	(2,134)	(8,352)	(2,638)	(59,629)	(26,507)	25,453
Cash from (used for) financing activities – discontinued operations	–	–	–	(116)	131	(59)

Cash from (used for) financing activities	(2,134)	(8,352)	(2,638)	(59,745)	(26,376)	25,394

Effect of exchange rate changes on cash and equivalents	(125)	176	(52)	(208)	619	(633)
Increase (decrease) in cash and equivalents	10,587	(3,436)	5,388	(4,142)	26,874	27,927
Cash and equivalents at beginning of year	8,654	12,090	6,702	64,540	37,666	9,739

Cash and equivalents at end of year	19,241	8,654	12,090	60,398	64,540	37,666
Less cash and equivalents of discontinued operations at end of year	–	–	–	126	1,956	255

Cash and equivalents of continuing operations at end of year	$19,241	$8,654	$12,090	$60,272	$62,584	$37,411

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(731)	$(768)	$(1,190)	$(16,401)	$(18,833)	$(24,663)
Cash recovered (paid) during the year for income taxes	(2,775)	(3,078)	(2,627)	104	543	(610)

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis. See Note 1.

In the consolidating data on this page, “GE” means the basis of consolidation as described in Note 1 to the consolidated financial statements; “GECS” means General Electric Capital Services, Inc. and all of its affiliates and associated companies. Separate information is shown for “GE” and “GECS.” Transactions between GE and GECS have been eliminated from the “General Electric Company and consolidated affiliates” columns on the prior page and are discussed in Note 27.

(96)

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

Our financial statements consolidate all of our affiliates – entities in which we have a controlling financial interest, most often because we hold a majority voting interest. To determine if we hold a controlling financial interest in an entity we first evaluate if we are required to apply the Variable Interest Entity (VIE) model to the entity, otherwise the entity is evaluated under the Voting Interest model.

Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity we reconsider whether it is subject to the VIE model. We continuously evaluate whether we have a controlling financial interest in a VIE.

We hold a controlling financial interest in other entities where we currently hold, directly or indirectly, more than 50% of the voting rights or where we exercise control through substantive participating rights or as a general partner. Where we are a general partner we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We evaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

Associated companies are unconsolidated VIEs and other entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “All other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Financial data and related measurements are presented in the following categories:

GE – This represents the adding together of all affiliates other than General Electric Capital Services, Inc. (GECS), whose operations are presented on a one-line basis.

GECS – This affiliate owns all of the common stock of General Electric Capital Corporation (GECC). GECC and its respective affiliates are consolidated in the accompanying GECS columns and constitute the majority of its business.

Consolidated – This represents the adding together of GE and GECS, giving effect to the elimination of transactions between GE and GECS.

Operating Segments – These comprise our five businesses, focused on the broad markets they serve: Energy Infrastructure, Technology Infrastructure, NBC Universal (NBCU), GE Capital and Home & Business Solutions. Prior-period information has been reclassified to be consistent with how we managed our businesses in 2010.

(97)

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

Preparing financial statements in conformity with U.S. GAAP requires us to make estimates based on assumptions about current, and for some estimates future, economic and market conditions (for example, unemployment, market liquidity, the real estate market, etc.), which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, as appropriate, it is reasonably possible that in 2011 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial position. Among other effects, such changes could result in future impairments of investment securities, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, establishment of valuation allowances on deferred tax assets and increased tax liabilities.

Sales of Goods and Services

We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectibility of the fixed or determinable sales price is reasonably assured.

Arrangements for the sale of goods and services sometimes include multiple components. Most of our multiple component arrangements involve the sale of goods and services in the Technology Infrastructure segment. Our arrangements with multiple components usually involve future service deliverables such as installation, training or the future delivery of ancillary equipment. In such agreements, the amount assigned to each component is based on the total price and the undelivered component’s objectively determined fair value, determined from sources such as the separate selling price for that or a similar component or from competitor prices for similar components. If fair value of an undelivered component cannot be satisfactorily determined, we defer revenue until all components of an arrangement are delivered.

Except for goods sold under long-term agreements, we recognize sales of goods under the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. We often sell consumer products, home videos and computer hardware and software products with a right of return. We use our accumulated experience to estimate and provide for such returns when we record the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have reliably demonstrated that all specified acceptance criteria have been met or when formal acceptance occurs. In arrangements where we provide goods for trial and evaluation purposes, we only recognize revenue after customer acceptance occurs. Unless otherwise noted, we do not provide for anticipated losses before we record sales.

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

(98)

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

We recognize revenue upon delivery for sales of aircraft engines, military propulsion equipment and related spare parts not sold under long-term product services agreements. Delivery of commercial engines, non-U.S. military equipment and all related spare parts occurs on shipment; delivery of military propulsion equipment sold to the U.S. Government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Commercial aircraft engines are complex aerospace equipment manufactured to customer order under a variety of sometimes-complex, long-term agreements. We measure sales of commercial aircraft engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future revenues and costs for commercial aircraft engine agreements in process and report any cumulative effects of such adjustments in current operations. Significant components of our revenue and cost estimates include price concessions, performance-related guarantees as well as material, labor and overhead costs. We measure revenue for military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically-measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial aircraft engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts for those engines.

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

(99)

GECS Revenues from Services (Earned Income)

We use the interest method to recognize income on loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Previously recognized interest income that was accrued but not collected from the borrower is evaluated as part of the overall receivable in determining the adequacy of the allowance for losses. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate, provided the amount does not exceed that which would have been earned at the historical effective interest rate; otherwise, payments received are applied to reduce the principal balance of the loan. We resume accruing interest on nonaccrual, non-restructured commercial loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when it is reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonaccrual consumer loans when the customer’s account is less than 90 days past due and collection of such amounts is probable. Interest accruals on modified consumer loans that are not considered to be troubled debt restructurings (TDRs) may return to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period.

We recognize financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values are based upon management’s best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining this estimate, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, anticipated results of future remarketing, and estimated future component part and scrap metal prices, discounted at an appropriate rate.

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

(100)

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

Losses on Financing Receivables

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the related financing receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible and subsequent recoveries are added to the allowance at the time cash is received on a written-off account.

“Impaired” loans are defined as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. TDRs are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

“Delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under ASC 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in the caption “All other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

(101)

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

Write-offs on larger balance impaired commercial loans are based on amounts deemed uncollectible and are reviewed quarterly. Write-offs on Real Estate loans are recorded upon initiation of foreclosure or early settlement by the borrower, or in some cases, based on the passage of time depending on specific facts and circumstances. In Commercial Lending and Leasing (CLL), loans are written off when deemed uncollectible (e.g., when the borrower enters restructuring, collateral is to be liquidated or at 180 days past due for smaller balance homogeneous loans).

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

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger-balance, non-homogeneous loans and leases and smaller-balance homogeneous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger-balance, non-homogeneous loans and leases, we consider the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for commercial aircraft loans, relevant markets are global. Measurement of the loss on our impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, net of expected selling costs if the loan is determined to be collateral dependent. We determine whether a loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Our review process can often result in reserves being established in advance of a modification of terms or designation as a TDR. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based upon various statistical analyses considering historical and projected default rates and loss severity and aging, as well as our view on current market and economic conditions. It is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

(102)

We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms. The allowance for losses on Real Estate financing receivables is based on a discounted cash flow methodology, except in situations where the loan is within 24 months of maturity or foreclosure is deemed probable, in which case reserves are based on collateral values. If foreclosure is deemed probable or if repayment is dependent solely on the sale of collateral, we deduct estimated selling costs from the fair value of the underlying collateral values. Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate rate and corroborated by external appraisals, as appropriate. Collateral valuations are updated at least semi-annually, or more frequently, for higher risk loans. A substantial majority of our Real Estate impaired loans have specific reserves that are determined based on the underlying collateral values. For further discussion on determining fair value see the Fair Value Measurements section below.

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

We utilize certain loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios and include short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs.

Our allowance for losses on financing receivables on these modified consumer loans is determined based upon a formulaic approach that estimates the probable losses inherent in the portfolio based upon statistical analyses of the portfolio. Data related to redefault experience is also considered in our overall reserve adequacy review. Once the loan has been modified, it returns to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period in accordance with the Federal Financial Institutions Examination Council guidelines on Uniform Retail Credit Classification and Account Management policy issued in June 2000. We believe that the allowance for losses would not be materially different had we not re-aged these accounts.

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis. In CLL, these changes primarily include: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

(103)

Partial Sales of Business Interests

On January 1, 2009, we adopted amendments to Accounting Standards Codification (ASC) 810, Consolidation, which requires that gains or losses on sales of affiliate shares where we retain a controlling financial interest to be recorded in equity. Gains or losses on sales that result in our loss of a controlling financial interest are recorded in earnings along with remeasurement gains or losses on any investments in the entity that we retained. Effective January 1, 2009, we adopted Accounting Standards Update (ASU) 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary, which clarified the scope of Topic 810, Consolidation. Prior to January 1, 2009, we recorded gains or losses on sales of their own shares by affiliates except when realization of gains was not reasonably assured, in which case we recorded the results in shareowners’ equity. We recorded gains or losses on sales of interests in commercial and military engine and aeroderivative equipment programs.

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

If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria to determine whether we do not expect to recover the amortized cost basis of the security, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be other-than-temporarily impaired, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered other-than-temporarily impaired and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings.

Prior to April 1, 2009, unrealized losses that were other-than-temporary were recognized in earnings at an amount equal to the difference between the security’s amortized cost and fair value. In determining whether the unrealized loss was other-than-temporary, we considered both quantitative and qualitative criteria. Quantitative criteria included the length of time and magnitude of the amount that each security was in an unrealized loss position and, for securities with fixed maturities, whether the issuer was in compliance with terms and covenants of the security. For structured securities, we evaluated whether there was an adverse change in the timing or amount of expected cash flows. Qualitative criteria included the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

Inventories

All inventories are stated at the lower of cost or realizable values. Cost for a significant portion of GE U.S. inventories is determined on a last-in, first-out (LIFO) basis. Cost of other GE inventories is determined on a first-in, first-out (FIFO) basis. LIFO was used for 39% of GE inventories at both December 31, 2010 and 2009. GECS inventories consist of finished products held for sale; cost is determined on a FIFO basis.

(104)

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

Liabilities for unpaid claims and estimated claim settlement expenses represent our best estimate of the ultimate obligations for reported and incurred-but-not-reported claims and the related estimated claim settlement expenses. Liabilities for unpaid claims and estimated claim settlement expenses are continually reviewed and adjusted through current operations.

(105)

Fair Value Measurements

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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

(106)

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

Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

The following describes the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value on a non-recurring basis and for assets within our pension plans and retiree benefit plans at each reporting period, as applicable.

(107)

Loans. When available, we use observable market data, including pricing on recent closed market transactions, to value loans that are included in Level 2. When this data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk, and such loans are included in Level 3. When appropriate, loans are valued using collateral values as a practical expedient (see Long-Lived Assets below).

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

Long-lived Assets. Fair values of long-lived assets, including aircraft and real estate, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and are corroborated by external appraisals. These investments are generally included in Level 3.

Retained Investments in Formerly Consolidated Subsidiaries. Upon a change in control that results in deconsolidation of a subsidiary, the fair value measurement of our retained noncontrolling stake in the former subsidiary is valued using an income approach, a market approach, or a combination of both approaches as appropriate. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections, market observable pricing multiples of similar businesses and comparable transactions, and possible control premium. These investments are included in Level 3.

Accounting Changes

The Financial Accounting Standards Board (FASB) made the Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC combines all previously issued authoritative GAAP into one set of guidance codified by subject area. In these financial statements, references to previously issued accounting standards have been replaced with the relevant ASC references. Subsequent revisions to GAAP by the FASB are incorporated into the ASC through issuance of Accounting Standards Updates (ASU).

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively (ASU 2009-16 & 17). ASU 2009-16 eliminated the Qualified Special Purpose Entity (QSPE) concept, and ASU 2009-17 required that all such entities be evaluated for consolidation as VIEs. Adoption of these amendments resulted in the consolidation of all of our sponsored QSPEs. In addition, we consolidated assets of VIEs related to direct investments in entities that hold loans and fixed income securities, a media joint venture and a small number of companies to which we have extended loans in the ordinary course of business and subsequently were subject to a TDR.

(108)

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however, the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $31,097 million and $33,042 million, respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1,945 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 24 for additional information.

On January 1, 2009, we adopted an amendment to ASC 805, Business Combinations. This amendment significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

—

Acquired in-process research and development (IPR&D) is accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

—

Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

—

Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

—	Transaction costs are expensed. These costs were previously treated as costs of the acquisition.

—

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

On January 1, 2009, we adopted an amendment to ASC 810, that requires us to make certain changes to the presentation of our financial statements. This amendment requires us to classify earnings attributable to noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($535 million and $200 million for 2010 and 2009, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowners’ equity ($5,262 million and $7,845 million at December 31, 2010 and 2009, respectively). The net earnings amounts we have previously reported are now presented as “Net earnings attributable to the Company” and, as required, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in our presentation of shareowners’ equity, we distinguish between equity amounts attributable to GE shareowners and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowners’ equity. Beginning January 1, 2009, dividends to noncontrolling interests ($317 million and $548 million in 2010 and 2009, respectively) are classified as financing cash flows. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

(109)

Effective January 1, 2009, we adopted ASC 808, Collaborative Arrangements, that requires gross basis presentation of revenues and expenses for principal participants in collaborative arrangements. Our Technology Infrastructure and Energy Infrastructure segments enter into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines, aeroderivatives, and turbines, under which GE and these participants share in risks and rewards of these product programs. Adoption of the standard had no effect as our historical presentation had been consistent with the new requirements.

We adopted amendments to ASC 320, Investments – Debt and Equity Securities, and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $62 million. See Note 3.

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

NOTE 2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

NBC Universal

In December 2009, we entered into an agreement with Comcast Corporation (Comcast) to transfer the assets of the NBCU business to a newly formed entity, comprising our NBCU business and Comcast’s cable networks, regional sports networks, certain digital properties and certain unconsolidated investments, in exchange for cash and a 49% interest in the newly formed entity.

On March 19, 2010, NBCU entered into a three-year credit agreement and a 364-day bridge loan agreement. On April 30, 2010, NBCU issued $4,000 million of senior, unsecured notes with maturities ranging from 2015 to 2040 (interest rates ranging from 3.65% to 6.40%). On October 4, 2010, NBCU issued $5,100 million of senior, unsecured notes with maturities ranging from 2014 to 2041 (interest rates ranging from 2.10% to 5.95%). Subsequent to these issuances, the credit agreement and bridge loan agreements were terminated, with a $750 million revolving credit agreement remaining in effect. Proceeds from these issuances were used to repay $1,678 million of existing debt and pay a dividend to GE.

On September 26, 2010, we acquired approximately 38% of Vivendi S.A.’s (Vivendi) 20% interest in NBCU (7.7% of NBCU’s outstanding shares) for $2,000 million.

Prior to and in connection with the transaction with Comcast, we acquired the remaining Vivendi interest in NBCU (12.3% of NBCU’s outstanding shares) for $3,578 million and made an additional payment of $222 million related to the previously purchased shares.

On January 28, 2011, we transferred the assets of the NBCU business and Comcast transferred certain of its assets to a newly formed entity, NBC Universal LLC (NBCU LLC). In connection with the transaction, we received $6,197 million in cash from Comcast and a 49% interest in NBCU LLC. Comcast holds the remaining 51% interest in NBCU LLC. We will account for our investment in NBCU LLC under the equity method. As a result of the transaction, we expect to recognize a small after-tax gain in the first quarter of 2011.

(110)

With respect to our 49% interest in NBCU LLC, we hold redemption rights, which, if exercised, cause NBCU LLC or Comcast to purchase half of our ownership interest after three and a half years and the remaining half after seven years (either directly or through the transfer of common stock of the corporate owner of NBCU LLC) subject to certain exceptions, conditions and limitations. Our interest in NBCU LLC is also subject to call provisions, which, if exercised, allow Comcast to purchase our interest (either directly or through the transfer of common stock of the corporate owner of NBCU LLC) at specified times subject to certain exceptions. The redemption prices for such transactions are determined pursuant to a contractually specified formula.

In connection with the transaction, we also entered into a number of agreements with Comcast governing the operation of the venture and transitional services, employee, tax and other matters. Under the operating agreement, excess cash generated by the operations of NBCU LLC will be used to reduce borrowings rather than to pay distributions to us, except for distributions under a formula to enable us to pay taxes on NBCU LLC’s profits. In addition, Comcast is obligated to make payments to us for a share of tax savings associated with Comcast’s purchase of its NBCU LLC member interest.

As part of the transfer, we provided guarantees and indemnifications related to certain pre-existing contractual arrangements entered into by NBCU. We have provided guarantees, on behalf of NBCU LLC, for the acquisition of sports programming in the amount of $3,258 million, triggered only in the event NBCU LLC fails to meet its payment commitments. We also have agreed to indemnify Comcast against any loss (after giving consideration to underlying collateral) related to a pre-existing credit support agreement covering $815 million of debt plus accrued interest owed by a joint venture of NBCU LLC.

At December 31, 2010, we classified the NBCU assets and liabilities of $33,758 million and $15,455 million, respectively, as held for sale. The major classes of assets at December 31, 2010 were current receivables ($2,572 million), property, plant and equipment – net ($2,082 million), goodwill and other intangible assets – net ($22,263) and all other assets ($6,841 million), including film and television production costs of $4,423 million. The major classes of liabilities at December 31, 2010 were accounts payable ($492 million), other GE current liabilities ($3,983 million), long-term debt ($9,906 million) and all other liabilities ($1,073 million).

At December 31, 2009, we classified the NBCU assets and liabilities of $32,150 million and $5,751 million, respectively, as held for sale. The major classes of assets at December 31, 2009 were current receivables ($2,136 million), property, plant and equipment – net ($1,805 million), goodwill and other intangible assets – net ($21,574) and all other assets ($6,514 million), including film and television production costs of $4,507 million. The major classes of liabilities at December 31, 2009 were accounts payable ($398 million), other GE current liabilities ($4,051 million) and all other liabilities ($1,300 million).

Other

In 2010, we committed to sell GE Capital Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Interpark business in Real Estate. Assets and liabilities of these businesses of $3,127 million and $592 million, respectively, were classified as held for sale at December 31, 2010.

On November 12, 2009, we committed to sell our Security business (within Corporate Items and Eliminations). On February 28, 2010, we completed the sale of our Security business for $1,787 million. Assets and liabilities of $1,780 million and $282 million, respectively, were classified as held for sale at December 31, 2009.

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

(111)

On December 24, 2008, we committed to sell a portion of our Australian residential mortgage business, including certain underlying mortgage receivables, and completed this sale during the first quarter of 2009. We recognized a $38 million loss, net of tax, related to the classifications of the assets held for sale at the lower of carrying amount or estimated fair value less costs to sell.

Summarized financial information for businesses held for sale is shown below.

December 31 (In millions)	2010	2009

Assets
Cash and equivalents	$63	$–
Current receivables	2,572	2,188
Financing receivables – net	1,917	–
Property, plant and equipment – net	2,185	1,978
Goodwill	19,606	20,086
Other intangible assets – net	2,844	2,866
All other assets	7,560	6,621
Other	140	372

Assets of businesses held for sale	$36,887	$34,111

Liabilities
Accounts payable	$538	$451
Other GE current liabilities	3,994	4,139
Long-term borrowings	10,134	2
All other liabilities	1,378	1,447
Other	3	53

Liabilities of businesses held for sale	$16,047	$6,092

Discontinued Operations

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico and Plastics. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

(112)

(In millions)	2010	2009	2008

Operations
Total revenues	$1,417	$1,502	$1,626

Earnings (loss) from discontinued operations before income taxes	$92	$208	$(560)
Benefit (provision) for income taxes	113	(23)	282

Earnings (loss) from discontinued operations, net of taxes	$205	$185	$(278)

Disposal
Loss on disposal before income taxes	$(1,420)	$(196)	$(1,458)
Benefit for income taxes	236	93	1,119

Loss on disposal, net of taxes	$(1,184)	$(103)	$(339)

Earnings (loss) from discontinued operations, net of taxes(a)	$(979)	$82	$(617)

(a)	The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Statement of Earnings.

December 31 (In millions)	2010	2009

Assets
Cash and equivalents	$126	$1,956
Financing receivables – net	3,546	9,985
All other assets	42	142
Other	1,564	3,045

Assets of discontinued operations	$5,278	$15,128

December 31 (In millions)	2010	2009

Liabilities
Short-term borrowings	$–	$5,314
Long-term borrowings	–	1,434
All other liabilities	1,933	1,394
Other	374	344

Liabilities of discontinued operations	$2,307	$8,486

Assets at December 31, 2010 and 2009, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

BAC Credomatic GECF Inc. (BAC)

During the fourth quarter of 2010, we classified BAC as discontinued operations and completed the sale of BAC for $1,920 million. Immediately prior to the sale, and in accordance with terms of a previous agreement, we increased our ownership interest in BAC from 75% to 100% for a purchase price of $633 million. As a result of the sale of our interest in BAC, we recognized an after-tax gain of $780 million in 2010.

BAC revenues from discontinued operations were $983 million, $943 million and $159 million in 2010, 2009 and 2008, respectively. In total, BAC earnings from discontinued operations, net of taxes were $854 million, $292 million and $89 million in 2010, 2009 and 2008, respectively.

(113)

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

Our overall claims experience developed unfavorably through 2010. While our average daily claims continued to decline through August 2010, the pace of the decline was slower than expected, and claims severity increased. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. We accrued $566 million of incremental reserves for these claims during the first six months of 2010, in addition to the third quarter charge discussed below.

Significantly, in September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010. Based on these factors and additional analysis, we recorded an adjustment to our reserves of $1,100 million in the third quarter of 2010 to bring the reserve to a better estimate of our probable loss. This adjustment primarily reflects revisions in our assumptions and calculations of the number of estimated probable future incoming claims, increases in claims severity assumptions, reflecting recent trends in amounts paid per claim, and higher estimates of loss for claims in process of settlement. As of December 31, 2010, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,465 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at December 31, 2010 assumes the pace of incoming claims will decelerate, average exposure per claim remains consistent with recent experience, and we see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. For example, our third quarter 2010 estimate assumes incoming average daily claims will decline at a long-term average rate of 4% monthly. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

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

GE Money Japan revenues from discontinued operations were an insignificant amount in both 2010 and 2009, respectively, and $763 million in 2008. In total, GE Money Japan losses from discontinued operations, net of taxes, were $1,671 million, $158 million and $651 million for 2010, 2009 and 2008, respectively.

(114)

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC substantially discontinued all new loan originations by the second quarter of 2007, and is not a loan servicer. In connection with the sale, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. All claims received for early payment default have either been resolved or are no longer being pursued.

Pending claims for unmet representations and warranties have declined from approximately $800 million at December 31, 2009 to approximately $350 million at December 31, 2010. Reserves related to these contractual representations and warranties were $101 million at December 31, 2010, and $205 million at December 31, 2009. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans WMC originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. New claims received over the past three years have declined from $859 million in 2008 to $320 million in 2010. WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligations. Actual losses could exceed the reserve amount if actual claim rates, valid tenders or losses WMC incurs on repurchased loans are higher than historically observed.

WMC revenues from discontinued operations were $(4) million, $2 million and $(71) million in 2010, 2009 and 2008, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $7 million, $1 million and $41 million in 2010, 2009 and 2008, respectively.

Other Financial Services

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. Consumer RV Marine revenues from discontinued operations were $210 million, $260 million and $296 million in 2010, 2009 and 2008, respectively. Consumer RV Marine losses from discontinued operations, net of taxes, were $99 million, $83 million and $58 million in 2010, 2009 and 2008, respectively. Consumer Mexico revenues from discontinued operations were $228 million, $303 million and $479 million in 2010, 2009 and 2008, respectively. Consumer Mexico earnings (loss) from discontinued operations, net of taxes, were $(59) million, $66 million and $31 million in 2010, 2009 and 2008, respectively.

GE Industrial

GE industrial earnings (loss) from discontinued operations, net of taxes, were $(4) million, $(18) million and $40 million in 2010, 2009 and 2008, respectively. The sum of GE Industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE Industrial earnings (loss) from discontinued operations, net of taxes on the Statement of Earnings.

Assets of GE industrial discontinued operations were $50 million at both December 31, 2010 and 2009. Liabilities of GE industrial discontinued operations were $164 million and $163 million at December 31, 2010 and 2009, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

(115)

NOTE 3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. We do not have any securities classified as held to maturity.

	2010				2009
December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

GE
Debt - U.S. corporate	$1	$–	$–	$1	$12	$4	$(1)	$15
Equity - available-for-sale	18	–	–	18	14	1	–	15

	19	–	–	19	26	5	(1)	30

GECS
Debt
U.S. corporate	21,224	1,582	(234)	22,572	22,413	956	(728)	22,641
State and municipal	2,904	46	(226)	2,724	2,621	42	(269)	2,394
Residential mortgage- backed(a)	3,084	102	(377)	2,809	4,005	79	(766)	3,318
Commercial mortgage-backed	2,883	169	(128)	2,924	3,057	89	(441)	2,705
Asset-backed	3,407	16	(193)	3,230	2,990	48	(304)	2,734
Corporate - non-U.S.	2,880	118	(131)	2,867	2,003	75	(55)	2,023
Government - non-U.S.	2,242	82	(58)	2,266	2,621	57	(27)	2,651
U.S. government and federal agency	3,358	57	(47)	3,368	2,526	46	–	2,572
Retained interests(b)	55	10	(26)	39	8,479	392	(40)	8,831
Equity
Available-for-sale	500	213	(8)	705	489	242	(5)	726
Trading	417	–	–	417	720	–	–	720

	42,954	2,395	(1,428)	43,921	51,924	2,026	(2,635)	51,315

Eliminations	(2)	–	–	(2)	(2)	–	–	(2)

Total	$42,971	$2,395	$(1,428)	$43,938	$51,948	$2,031	$(2,636)	$51,343

(a)	Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at December 31, 2010, $1,318 million relates to securities issued by government-sponsored entities and $1,491 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of financial institutions.
(b)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 24.

The fair value of investment securities decreased to $43,938 million at December 31, 2010, from $51,343 million at December 31, 2009, primarily driven by a decrease in retained interests that were consolidated as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions.

(116)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	(a)	Estimated fair value	Gross unrealized losses	(a)

2010
Debt
U.S. corporate	$2,181	$(78)		$1,519	$(156)
State and municipal	920	(31)		570	(195)
Residential mortgage-backed	102	(3)		1,024	(374)
Commercial mortgage-backed	174	(2)		817	(126)
Asset-backed	113	(5)		910	(188)
Corporate - non-U.S.	386	(11)		804	(120)
Government - non-U.S.	661	(6)		107	(52)
U.S. government and federal agency	1,822	(47)		–	–
Retained interests	–	–		34	(26)
Equity	49	(8)		–	–

Total	$6,408	$(191)		$5,785	$(1,237)

2009
Debt
U.S. corporate	$2,773	$(76)		$4,786	$(653)
State and municipal	937	(141)		575	(128)
Residential mortgage-backed	118	(14)		1,678	(752)
Commercial mortgage-backed	167	(5)		1,296	(436)
Asset-backed	126	(11)		1,339	(293)
Corporate - non-U.S.	371	(18)		536	(37)
Government - non-U.S.	325	(2)		224	(25)
U.S. government and federal agency	–	–		–	–
Retained interests	208	(16)		27	(24)
Equity	92	(2)		10	(3)

Total	$5,117	$(285)		$10,471	$(2,351)

(a)	At December 31, 2010, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(478) million, of which $(368) million related to RMBS. Gross unrealized losses related to those securities at December 31, 2010 amounted to $(328) million, of which $(232) million related to RMBS.

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings by $62 million as of April 1, 2009.

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

The vast majority of our U.S. corporate debt securities are rated investment grade by the major rating agencies. We evaluate U.S. corporate debt securities based on a variety of factors, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

(117)

The vast majority of our RMBS have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at December 31, 2010 and 2009, approximately $673 million and $897 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at December 31, 2010 and 2009, approximately $343 million and $456 million, respectively, was insured by Monoline insurers (Monolines) on which we continue to place reliance.

The vast majority of our commercial mortgage-backed securities (CMBS) also have investment grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Our CMBS investments are collateralized by both diversified pools of mortgages that were originated for securitization (conduit CMBS) and pools of large loans backed by high-quality properties (large loan CMBS), a majority of which were originated in 2006 and 2007.

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans targeting high-quality, middle-market companies in a variety of industries. The vast majority of our ABS securities are in a senior position in the capital structure of the deal. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS, including RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deal. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

If there has been an adverse change in cash flows for RMBS, management considers credit enhancements such as monoline insurance (which are features of a specific security). In evaluating the overall credit worthiness of the Monoline, we use an analysis that is similar to the approach we use for corporate bonds, including an evaluation of the sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurer or other regulator.

During 2010, we recorded other-than-temporary impairments of $460 million, of which $253 million was recorded through earnings ($35 million relates to equity securities) and $207 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $340 million. During 2010, we recognized first time impairments of $164 million and incremental charges on previously impaired securities of $38 million. These amounts included $41 million related to securities that were subsequently sold.

During 2009, we recorded other-than-temporary impairments of $1,078 million, of which $753 million was recorded through earnings ($42 million relates to equity securities), and $325 million was recorded in AOCI.

During 2009, we recorded other-than-temporary impairments of $1,078 million, of which $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320. Subsequent to April 1, 2009, first time and incremental credit impairments were $109 million and $257 million, respectively. Previous credit impairments related to securities sold were $124 million.

(118)

Contractual Maturities of GECS Investment in Available-for Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2011	$3,072	$3,169
2012-2015	7,433	7,683
2016-2020	4,371	4,516
2021 and later	17,732	18,429

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2010	2009	2008

GE
Gains	$–	$4	$–
Losses, including impairments	–	(173)	(148)

Net	–	(169)	(148)

GECS
Gains	190	164	212
Losses, including impairments	(281)	(637)	(1,472)

Net	(91)	(473)	(1,260)

Total	$(91)	$(642)	$(1,408)

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

Proceeds from investment securities sales and early redemptions by issuers totaled $16,238 million, $7,823 million and $3,942 million in 2010, 2009 and 2008, respectively, principally from the sales of short-term securities in our bank subsidiaries in 2010 and 2009 and securities that supported the guaranteed investment contract portfolio in 2008.

We recognized a pre-tax loss on trading securities of $7 million and pre-tax gains of $408 million and $108 million in 2010, 2009 and 2008, respectively. Investments in retained interests decreased $291 million and $113 million during 2009 and 2008, respectively, reflecting changes in fair value. Effective January 1, 2010, with the adoption of ASU 2009-16 & 17, we no longer have any retained interests that are recorded at fair value through earnings.

(119)

NOTE 4. CURRENT RECEIVABLES

	Consolidated(a)		GE
December 31 (In millions)	2010	2009	2010	2009

Technology Infrastructure	$8,158	$7,226	$4,502	$4,110
Energy Infrastructure	7,377	7,328	5,349	5,641
Home & Business Solutions	1,426	775	240	209
Corporate items and eliminations	2,088	1,679	713	408

	19,049	17,008	10,804	10,368

Less allowance for losses	(428)	(550)	(421)	(550)

Total	$18,621	$16,458	$10,383	$9,818

(a)	Included GE industrial customer receivables factored through a GECS affiliate and reported as financing receivables by GECS. See Note 27.

GE current receivables balances at December 31, 2010 and 2009, before allowance for losses, included $8,134 million and $7,455 million, respectively, from sales of goods and services to customers, and $24 million and $37 million at December 31, 2010 and 2009, respectively, from transactions with associated companies.

GE current receivables of $193 million and $104 million at December 31, 2010 and 2009, respectively, arose from sales, principally of Aviation goods and services, on open account to various agencies of the U.S. government. About 5% of GE sales of goods and services were to the U.S. government in 2010, compared with 6% in 2009 and 5% in 2008.

NOTE 5. INVENTORIES

December 31 (In millions)	2010	2009

GE
Raw materials and work in process	$6,973	$7,581
Finished goods	4,435	4,105
Unbilled shipments	456	759

	11,864	12,445
Less revaluation to LIFO	(404)	(529)

	11,460	11,916

GECS
Finished goods	66	71

Total	$11,526	$11,987

(120)

NOTE 6. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
(In millions)	December 31, 2010	January 1, 2010(a)	December 31, 2009

Loans, net of deferred income(b)	$281,639	$321,589	$280,465
Investment in financing leases, net of deferred income	45,710	55,096	54,332

	327,349	376,685	334,797
Less allowance for losses	(8,072)	(9,556)	(7,856)

Financing receivables – net(c)	$319,277	$367,129	$326,941

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Excludes deferred income of $2,328 million and $2,338 million at December 31, 2010 and December 31, 2009, respectively.
(c)	Financing receivables at December 31, 2010 and December 31, 2009 included $1,503 million and $2,635 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. GECS has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The GECS share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For federal income tax purposes, GECS is entitled to deduct the interest expense accruing on non-recourse financing related to leveraged leases.

(121)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2010	2009	2010	2009	2010	2009

Total minimum lease payments receivable	$53,677	$63,997	$41,534	$49,985	$12,143	$14,012
Less principal and interest on third-party non-recourse debt	(8,110)	(9,660)	–	–	(8,110)	(9,660)

Net rentals receivables	45,567	54,337	41,534	49,985	4,033	4,352
Estimated unguaranteed residual value of leased assets	8,496	9,604	5,992	6,815	2,504	2,789
Less deferred income	(8,353)	(9,609)	(6,616)	(7,630)	(1,737)	(1,979)

Investment in financing leases, net of deferred income	45,710	54,332	40,910	49,170	4,800	5,162
Less amounts to arrive at net investment
Allowance for losses	(402)	(654)	(384)	(534)	(18)	(120)
Deferred taxes	(6,168)	(6,210)	(2,266)	(2,485)	(3,902)	(3,725)

Net investment in financing leases	$39,140	$47,468	$38,260	$46,151	$880	$1,317

(a)	Included $520 million and $599 million of initial direct costs on direct financing leases at December 31, 2010 and 2009, respectively.
(b)	Included pre-tax income of $133 million and $164 million and income tax of $51 million and $64 million during 2010 and 2009, respectively. Net investment credits recognized on leveraged leases during 2010 and 2009 were insignificant.

Contractual Maturities

(In millions)	Total loans	Net rentals receivable

Due in
2011	$67,741	$13,978
2012	29,947	8,921
2013	22,877	6,961
2014	21,074	4,610
2015	15,280	3,043
2016 and later	73,296	8,054

	230,215	45,567
Consumer revolving loans	51,424	–

Total	$281,639	$45,567

We expect actual maturities to differ from contractual maturities.

(122)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

The following table displays our Financing Receivables balances.

(In millions)	December 31, 2010	January 1, 2010(a)	December 31, 2009

CLL(b)
Americas	$86,596	$99,666	$87,496
Europe	37,498	43,403	41,455
Asia	11,943	13,159	13,202
Other	2,626	2,836	2,836

Total CLL	138,663	159,064	144,989

Energy Financial Services	7,011	7,790	7,790

GECAS(b)	12,615	13,254	13,254

Other(c)	1,788	2,614	2,614

Total Commercial Financing Receivables	160,077	182,722	168,647

Real Estate
Debt	30,249	36,257	36,565
Business properties	9,962	12,416	8,276

Total Real Estate Financing Receivables	40,211	48,673	44,841

Consumer(b)
Non-U.S. residential mortgages	45,536	54,921	54,921
Non-U.S. installment and revolving credit	20,368	23,443	23,443
U.S. installment and revolving credit	43,974	44,008	20,027
Non-U.S. auto	8,877	12,762	12,762
Other	8,306	10,156	10,156

Total Consumer Financing Receivables	127,061	145,290	121,309

Total Financing Receivables	327,349	376,685	334,797

Less allowance for losses	(8,072)	(9,556)	(7,856)

Total Financing Receivables – net	$319,277	$367,129	$326,941

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GE Capital Aviation Services (GECAS) to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.
(c)	Primarily consisted of loans and financing leases in former consolidated, liquidating, securitization entities, which became wholly owned affiliates in December 2010.

(123)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our Allowance for Losses on Financing Receivables.

(In millions)	Balance December 31, 2009	Adoption of ASU 2009 16 & 17(a)	Balance January 1, 2010	Provision charged to operations	Other(b)	Gross write-offs(c)	Recoveries(c)	Balance December 31, 2010

Commercial
CLL(d)
Americas	$1,179	$66	$1,245	$1,058	$(10)	$(1,136)	$130	$1,287
Europe	575	–	575	272	(40)	(440)	62	429
Asia	244	(10)	234	153	(6)	(181)	22	222
Other	11	–	11	(4)	1	(1)	–	7

Total CLL	2,009	56	2,065	1,479	(55)	(1,758)	214	1,945

Energy Financial Services	28	–	28	65	–	(72)	1	22

GECAS(d)	104	–	104	12	–	(96)	–	20

Other	34	–	34	32	–	(9)	1	58

Total Commercial	2,175	56	2,231	1,588	(55)	(1,935)	216	2,045

Real Estate
Debt	1,358	(3)	1,355	764	9	(838)	2	1,292
Business properties	136	45	181	146	(7)	(126)	2	196

Total Real Estate	1,494	42	1,536	910	2	(964)	4	1,488

Consumer(d)
Non-U.S. residential mortgages	926	–	926	272	(40)	(408)	78	828
Non-U.S. installment and revolving credit	1,116	–	1,116	1,053	(70)	(1,745)	591	945
U.S. installment and revolving credit	1,551	1,602	3,153	3,018	(6)	(4,300)	468	2,333
Non-U.S. auto	303	–	303	85	(60)	(324)	170	174
Other	291	–	291	265	7	(394)	90	259

Total Consumer	4,187	1,602	5,789	4,693	(169)	(7,171)	1,397	4,539

Total	$7,856	$1,700	$9,556	$7,191	$(222)	$(10,070)	$1,617	$8,072

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	Other primarily included the effects of currency exchange.
(c)	Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.
(d)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(124)

(In millions)	Balance January 1, 2009	Provision charged to operations	Other	(a)	Gross write-offs	(b)	Recoveries	(b)	Balance December 31, 2009

Commercial
CLL(c)
Americas	$843	$1,399	$(39)		$(1,117)		$93		$1,179
Europe	311	625	(14)		(431)		84		575
Asia	163	257	3		(203)		24		244
Other	4	9	2		(4)		–		11

Total CLL	1,321	2,290	(48)		(1,755)		201		2,009

Energy Financial Services	58	33	4		(67)		–		28

GECAS(c)	58	65	(3)		(16)		–		104

Other	28	29	–		(24)		1		34

Total Commercial	1,465	2,417	(47)		(1,862)		202		2,175

Real Estate
Debt	282	1,295	13		(232)		–		1,358
Business properties	19	147	–		(32)		2		136

Total Real Estate	301	1,442	13		(264)		2		1,494

Consumer(c)
Non-U.S. residential mortgages	346	909	86		(508)		93		926
Non-U.S. installment and revolving credit	1,010	1,751	43		(2,252)		564		1,116
U.S. installment and revolving credit	1,616	3,367	(975)		(2,612)		155		1,551
Non-U.S. auto	197	395	31		(530)		210		303
Other	225	346	44		(389)		65		291

Total Consumer	3,394	6,768	(771)		(6,291)		1,087		4,187

Total	$5,160	$10,627	$(805)		$(8,417)		$1,291		$7,856

(a)	Other primarily included the effects of securitization activity and currency exchange.
(b)	Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.
(c)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(125)

(In millions)	Balance January 1, 2008	Provision charged to operations	Other	(a)	Gross write-offs	(b)	Recoveries	(b)	Balance December 31, 2008

Commercial
CLL(c)
Americas	$471	$909	$111		$(728)		$80		$843
Europe	256	344	(34)		(334)		79		311
Asia	226	152	34		(256)		7		163
Other	3	4	(3)		–		–		4

Total CLL	956	1,409	108		(1,318)		166		1,321

Energy Financial Services	19	36	3		–		–		58

GECAS(c)	8	51	–		(1)		–		58

Other	18	28	(1)		(18)		1		28

Total Commercial	1,001	1,524	110		(1,337)		167		1,465

Real Estate
Debt	158	121	9		(6)		–		282
Business properties	10	14	–		(6)		1		19

Total Real Estate	168	135	9		(12)		1		301

Consumer(c)
Non-U.S. residential mortgages	232	296	(40)		(210)		68		346
Non-U.S. installment and revolving credit	1,278	1,664	(409)		(2,392)		869		1,010
U.S. installment and revolving credit	937	3,050	(624)		(2,056)		309		1,616
Non-U.S. auto	298	335	(121)		(544)		229		197
Other	165	229	9		(247)		69		225

Total Consumer	2,910	5,574	(1,185)		(5,449)		1,544		3,394

Total	$4,079	$7,233	$(1,066)		$(6,798)		$1,712		$5,160

(a)	Other primarily included the effects of securitization activity and currency exchange.
(b)	Net write-offs (write-offs less recoveries) in certain portfolios may exceed the beginning allowance for losses as our revolving credit portfolios turn over more than once per year or, in all portfolios, can reflect losses that are incurred subsequent to the beginning of the fiscal year due to information becoming available during the current year, which may identify further deterioration on existing financing receivables.
(c)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

See Note 23 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(126)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

December 31 (Dollars in millions)	Depreciable lives-new (in years)		2010	2009

Original cost
GE
Land and improvements	8	(a)	$573	$562
Buildings, structures and related equipment	8-40		7,468	7,569
Machinery and equipment	4-20		20,833	20,714
Leasehold costs and manufacturing plant under construction	1-10		1,986	1,431

			30,860	30,276

GECS(b)
Land and improvements, buildings, structures and related equipment	1-37	(a)	3,523	5,713
Equipment leased to others
Aircraft	19-21		45,674	42,634
Vehicles	1-23		17,216	21,589
Railroad rolling stock	5-50		4,331	4,290
Marine shipping containers	3-30		2,748	2,727
Construction and manufacturing	1-30		2,586	2,759
All other	4-25		3,107	2,921

			79,185	82,633

Total			$110,045	$112,909

Net carrying value
GE
Land and improvements			$550	$527
Buildings, structures and related equipment			3,617	3,812
Machinery and equipment			6,551	6,932
Leasehold costs and manufacturing plant under construction			1,726	1,224

			12,444	12,495

GECS(b)
Land and improvements, buildings, structures and related equipment			1,667	3,543
Equipment leased to others
Aircraft(c)			34,665	32,983
Vehicles			9,077	11,519
Railroad rolling stock			2,960	2,887
Marine shipping containers			1,924	1,894
Construction and manufacturing			1,454	1,697
All other			2,023	1,952

			53,770	56,475

Total			$66,214	$68,970

(a)	Depreciable lives exclude land.
(b)	Included $1,571 million and $1,609 million of original cost of assets leased to GE with accumulated amortization of $531 million and $572 million at December 31, 2010 and 2009, respectively.
(c)	The GECAS business of GE Capital recognized impairment losses of $438 million in 2010 and $127 million in 2009 recorded in the caption “Other costs and expenses” in the Statement of Earnings to reflect adjustments to fair value based on an evaluation of average current market values (obtained from third parties) of similar type and age aircraft, which are adjusted for the attributes of the specific aircraft under lease.

Consolidated depreciation and amortization related to property, plant and equipment was $10,013 million, $10,619 million and $11,481 million in 2010, 2009 and 2008, respectively.

(127)

Amortization of GECS equipment leased to others was $6,786 million, $7,179 million and $8,173 million in 2010, 2009 and 2008, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2010, are as follows:

(In millions)

Due in
2011	$7,242
2012	5,846
2013	4,686
2014	3,840
2015	2,964
2016 and later	9,170

Total	$33,748

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

December 31 (In millions)	2010	2009

Goodwill
GE	$36,880	$36,613
GECS	27,593	28,463

Total	$64,473	$65,076

December 31 (In millions)	2010	2009

Other intangible assets
GE
Intangible assets subject to amortization	$7,984	$8,345
Indefinite-lived intangible assets	104	105

	8,088	8,450

GECS
Intangible assets subject to amortization	1,885	3,301

Total	$9,973	$11,751

Changes in goodwill balances follow.

	2010				2009
(In millions)	Balance January 1	Acquisitions	Dispositions, currency exchange and other	Balance December 31	Balance January 1	Acquisitions	Dispositions, currency exchange and other	Balance December 31

Energy Infrastructure	$12,777	$53	$63	$12,893	$12,563	$3	$211	$12,777
Technology Infrastructure	22,648	435	(118)	22,965	22,215	384	49	22,648
NBC Universal	–	–	–	–	18,973	26	(18,999)	–
GE Capital	28,463	19	(889)	27,593	25,358	3,004	101	28,463
Home & Business Solutions	1,188	–	(166)	1,022	1,166	1	21	1,188
Corporate Items and Eliminations	–	–	–	–	1,477	–	(1,477)	–

Total	$65,076	$507	$(1,110)	$64,473	$81,752	$3,418	$(20,094)	$65,076

(128)

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

Goodwill related to new acquisitions in 2010 was $507 million and included the acquisition of Clarient, Inc. ($425 million) at Technology Infrastructure. Goodwill balances decreased $603 million during 2010, primarily as a result of the deconsolidation of Regency Energy Partners L.P. (Regency) at GE Capital ($557 million) and the stronger U.S. dollar ($260 million).

Goodwill related to new acquisitions in 2009 was $3,418 million and included acquisitions of Interbanca S.p.A. ($1,394 million) and BAC ($1,083 million) at GE Capital and Airfoils Technologies International – Singapore Pte. Ltd. (ATI-Singapore) ($342 million) at Technology Infrastructure. During 2009, the goodwill balance increased by $128 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $180 million associated with the 2008 acquisition of CitiCapital at GE Capital, partially offset by a decrease of $141 million associated with the 2008 acquisition of Hydril Pressure Control by Energy Infrastructure. Also during 2009, goodwill balances decreased $20,094 million, primarily as a result of NBCU and our Security business being classified as held for sale ($19,001 million) and ($1,077 million), respectively, by the deconsolidation of Penske Truck Leasing Co., L.P. (PTL) ($634 million) at GE Capital and the disposition of 81% of GE Homeland Protection, Inc. ($423 million), partially offset by the weaker U.S. dollar ($1,666 million).

On May 26, 2010, we sold our general partnership interest in Regency, a midstream natural gas services provider, and retained a 21% limited partnership interest. This resulted in the deconsolidation of Regency and the remeasurement of our limited partnership interest to fair value. We recorded a pre-tax gain of $119 million, which is reported in GECS revenues from services.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million following the terms of our 2006 investment agreement (BAC Investment Agreement) with the then controlling shareholder. At that time, we remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million. This transaction required us to consolidate BAC, which was previously accounted for under the equity method.

In accordance with our stated plan to reduce GE Capital ending net investment, we exited this business during 2010, and completed the sale of BAC for $1,920 million in December 2010. In accordance with the terms of the BAC Investment Agreement and prior to completing the sale, we acquired the remaining 25% interest in BAC for a purchase price of $633 million. As a result of the sale of our 100% ownership interest in BAC, we recognized an after-tax gain of $780 million in 2010, which was recorded in discontinued operations. Goodwill related to new acquisitions in 2009 includes $1,083 million related to BAC, which represents the difference between the amount of goodwill initially recorded in 2009 upon BAC consolidation ($1,605 million), and the amount of goodwill reclassified to discontinued operations based on a relative fair value allocation ($522 million), as required under ASC 350-20-35.

On March 20, 2009, we increased our ownership in ATI-Singapore from 49% to 100% and concurrently acquired from the same seller a controlling financial interest in certain affiliates. We remeasured our previous equity interests to fair value, resulting in a pre-tax gain of $254 million, which is reported in other income.

(129)

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 9% to 14.5%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate. Equally important, under this approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat more limited in its application because the population of potential comparables is often limited to publicly-traded companies where the characteristics of the comparative business and ours can be significantly different, market data is usually not available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business. It can also be difficult, under certain market conditions, to identify orderly transactions between market participants in similar businesses. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

Our Real Estate reporting unit had a goodwill balance of $1,089 million at December 31, 2010. As of July 1, 2010, the carrying amount exceeded the estimated fair value of our Real Estate reporting unit by approximately $3.2 billion. The estimated fair value of the Real Estate reporting unit is based on a number of assumptions about future business performance and investment, including loss estimates for the existing finance receivable and investment portfolio, new debt origination volume and margins, and anticipated stabilization of the real estate market allowing for sales of real estate investments at normalized margins. Our assumed discount rate was 12% and was derived by applying a capital asset pricing model and corroborated using equity analyst research reports and implied cost of equity based on forecasted price to earnings per share multiples for similar companies. Given the volatility and uncertainty in the current commercial real estate environment, there is uncertainty about a number of assumptions upon which the estimated fair value is based. Different loss estimates for the existing portfolio, changes in the new debt origination volume and margin assumptions, changes in the expected pace of the commercial real estate market recovery, or changes in the equity return expectation of market participants may result in changes in the estimated fair value of the Real Estate reporting unit.

(130)

Based on the results of the step one testing, we performed the second step of the impairment test described above. Based on the results of the second step analysis for the Real Estate reporting unit, the estimated implied fair value of goodwill exceeded the carrying value of goodwill by approximately $3.5 billion. Accordingly, no goodwill impairment was required. In the second step, unrealized losses in an entity’s assets have the effect of increasing the estimated implied fair value of goodwill. The results of the second step analysis were attributable to several factors. The primary driver was the excess of the carrying value over the estimated fair value of our Real Estate Equity Investments, which approximated $6.3 billion at that time. Other drivers for the favorable outcome include the unrealized losses in the Real Estate finance receivable portfolio and the fair value premium on the Real Estate reporting unit allocated debt. The results of the second step analysis are highly sensitive to these measurements, as well as the key assumptions used in determining the estimated fair value of the Real Estate reporting unit.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net

GE
2010
Customer-related	$4,386	$(902)	$3,484
Patents, licenses and trademarks	4,778	(2,063)	2,715
Capitalized software	4,230	(2,449)	1,781
All other	45	(41)	4

Total	$13,439	$(5,455)	$7,984

2009
Customer-related	$4,213	$(702)	$3,511
Patents, licenses and trademarks	4,568	(1,716)	2,852
Capitalized software	4,366	(2,560)	1,806
All other	301	(125)	176

Total	$13,448	$(5,103)	$8,345

GECS
2010
Customer-related	$1,112	$(588)	$524
Patents, licenses and trademarks	599	(532)	67
Capitalized software	2,035	(1,535)	500
Lease valuations	1,646	(917)	729
Present value of future profits(a)	461	(461)	–
All other	333	(268)	65

Total	$6,186	$(4,301)	$1,885

2009
Customer-related	$1,687	$(679)	$1,008
Patents, licenses and trademarks	594	(459)	135
Capitalized software	2,169	(1,565)	604
Lease valuations	1,754	(793)	961
Present value of future profits	921	(470)	451
All other	444	(302)	142

Total	$7,569	$(4,268)	$3,301

(a)	Balance at December 31, 2010 reflects an adjustment of $423 million to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(131)

During 2010, we recorded additions to intangible assets subject to amortization of $834 million. The components of finite-lived intangible assets acquired during 2010 and their respective weighted-average amortizable period are: $113 million – Customer-related (14.8 years); $92 million – Patents, licenses and trademarks (5.6 years); $585 million – Capitalized software (4.4 years); and $44 million – All other (15.0 years).

Consolidated amortization related to intangible assets subject to amortization was $1,749 million, $2,085 million and $2,071 million for 2010, 2009 and 2008, respectively. We estimate annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2011 – $856 million; 2012 – $794 million; 2013 – $733 million; 2014 – $664 million; and 2015 – $557 million.

(132)

NOTE 9. ALL OTHER ASSETS

December 31 (In millions)	2010	2009

GE
Investments
Associated companies	$2,092	$1,710
Other	535	454

	2,627	2,164
Contract costs and estimated earnings(a)	8,061	7,742
Long-term receivables, including notes(b)	1,098	2,056
Derivative instruments	412	327
Other	5,256	4,808

	17,454	17,097

GECS
Investments
Real estate(c)(d)	31,555	36,957
Associated companies	25,662	25,374
Assets held for sale(e)	3,540	3,691
Cost method(d)	1,937	1,972
Other	2,251	1,984

	64,945	69,978
Derivative instruments	7,077	7,679
Deferred borrowing costs(f)	1,982	2,559
Advances to suppliers	1,853	2,224
Deferred acquisition costs(g)	60	1,054
Other	3,323	3,846

	79,240	87,340

Eliminations	(352)	(1,151)

Total	$96,342	$103,286

(a)	Contract costs and estimated earnings reflect revenues earned in excess of billings on our long-term contracts to construct technically complex equipment (such as power generation, aircraft engines and aeroderivative units) and long-term product maintenance or extended warranty arrangements.
(b)	Included loans to GECS of $856 million and $1,102 million at December 31, 2010 and 2009, respectively.
(c)	GECS investments in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2010: office buildings (45%), apartment buildings (16%), industrial properties (11%), retail facilities (7%), franchise properties (8%) and other (13%). At December 31, 2010, investments were located in the Americas (48%), Europe (28%) and Asia (24%).
(d)	The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2010, were $396 million and $55 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2010, were $16 million and $2 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for less than 12 months at December 31, 2009, were $423 million and $67 million, respectively. The fair value of and unrealized loss on cost method investments in a continuous loss position for 12 months or more at December 31, 2009, were $48 million and $13 million, respectively.
(e)	Assets were classified as held for sale on the date a decision was made to dispose of them through sale or other means. At December 31, 2010 and 2009, such assets consisted primarily of loans, aircraft, equipment and real estate properties, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $115 million and $145 million at December 31, 2010 and 2009, respectively.
(f)	Included $916 million and $1,642 million at December 31, 2010 and 2009, respectively, of unamortized fees related to our participation in the Temporary Liquidity Guarantee Program.
(g)	Balance at December 31, 2010 reflects an adjustment of $860 million to deferred acquisition costs in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(133)

NOTE 10. BORROWINGS AND BANK DEPOSITS

Short-term Borrowings	2010		2009
December 31 (In millions)	Amount	Average rate(a)	Amount	Average rate(a)

GE
Commercial paper	$–	–%	$–	–%
Payable to banks	73	2.44	83	4.80
Current portion of long-term borrowings	21	8.35	27	6.56
Other	362		394

Total GE short-term borrowings	456		504

GECS
Commercial paper
U.S.	32,547	0.28	37,775	0.20
Non-U.S.	9,497	1.41	9,525	0.86
Current portion of long-term borrowings(b)(c)(d)	65,612	3.24	69,878	3.27
GE Interest Plus notes(e)	9,058	1.59	7,541	2.40
Other(d)	2,083		6,035

Total GECS short-term borrowings	118,797		130,754

Eliminations	(1,294)		(1,389)

Total short-term borrowings	$117,959		$129,869

Long-term Borrowings		2010		2009
December 31 (In millions)	Maturities	Amount	Average rate(a)	Amount	Average rate(a)

GE
Senior notes	2013-2017	$8,971	5.11%	$8,968	5.12%
Payable to banks, principally U.S.	2012-2016	25	3.08	2,001	2.96
Other		660		712

Total GE long-term borrowings		9,656		11,681

GECS
Senior unsecured notes(b)(c)	2012-2055	262,789	3.29	304,344	3.31
Subordinated notes(f)	2012-2037	2,575	5.48	2,686	5.77
Subordinated debentures(g)	2066-2067	7,298	6.63	7,647	6.48
Other(d)(h)		11,745		10,752

Total GECS long-term borrowings		284,407		325,429

Eliminations		(740)		(938)

Total long-term borrowings		$293,323		$336,172

Non-recourse borrowings of consolidated securitization entities(i)	2011-2021	$30,060	2.88%	$3,883	0.57%

Bank deposits(j)		$37,298		$33,519

Total borrowings and bank deposits		$478,640		$503,443

(134)

(a)	Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related fair value interest rate and currency hedges, if any, directly associated with the original debt issuance.
(b)	GECC had issued and outstanding $53,495 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at December 31, 2010 and 2009, respectively. Of the above amounts, $18,455 million and $5,841 million are included in current portion of long-term borrowings at December 31, 2010 and 2009, respectively.
(c)	Included in total long-term borrowings were $2,395 million and $3,138 million of obligations to holders of GICs at December 31, 2010 and 2009, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to approximately $2,300 million as of December 31, 2010, to repay holders of GICs.
(d)	Included $11,135 million and $10,604 million of funding secured by real estate, aircraft and other collateral at December 31, 2010 and 2009, respectively, of which $4,671 million and $5,667 million is non-recourse to GECS at December 31, 2010 and 2009, respectively.
(e)	Entirely variable denomination floating-rate demand notes.
(f)	Included $417 million of subordinated notes guaranteed by GE at both December 31, 2010 and 2009.
(g)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.
(h)	Included $1,984 million and $1,649 million of covered bonds at December 31, 2010 and 2009, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $764 million at December 31, 2010.
(i)	Included at December 31, 2010 was $10,499 million of current portion of long-term borrowings and $19,561 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 24.
(j)	Included $18,781 million and $15,848 million of deposits in non-U.S. banks at December 31, 2010 and 2009, respectively, and $11,329 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at December 31, 2010 and 2009, respectively.

Additional information about borrowings and associated swaps can be found in Note 22.

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2011		2012	2013	2014	2015

GE	$21		$414	$5,033	$24	$25
GECS	65,612	(a)	83,299	35,004	29,619	21,755

(a)	Fixed and floating rate notes of $710 million contain put options with exercise dates in 2011, and which have final maturity beyond 2015.

Committed credit lines totaling $51.8 billion had been extended to us by 58 banks at year-end 2010. Availability of these lines is shared between GE and GECS with $10.6 billion and $51.8 billion available to GE and GECS, respectively. The GECS lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $16.2 billion are 364-day lines that contain a term-out feature that allows GE or GECS to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

(135)

NOTE 11. GECS INVESTMENT CONTRACTS, INSURANCE LIABILITIES AND INSURANCE ANNUITY BENEFITS

GECS investment contracts, insurance liabilities and insurance annuity benefits comprise mainly obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

December 31 (In millions)	2010	2009

Investment contracts	$3,726	$3,940
Guaranteed investment contracts	5,502	8,310

Total investment contracts	9,228	12,250
Life insurance benefits(a)	17,640	16,847
Unpaid claims and claims adjustment expenses	2,437	2,102
Unearned premiums	426	532
Universal life benefits	262	278

Total	$29,993	$32,009

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2010 and 2009.

When insurance affiliates cede insurance to third parties, such as reinsurers, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required. Reinsurance recoverables are included in the caption “Other GECS receivables” on our Statement of Financial Position, and amounted to $1,284 million and $1,188 million at December 31, 2010 and 2009, respectively.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $174 million, $219 million and $221 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Principal Pension Plans are the GE Pension Plan and the GE Supplementary Pension Plan.

The GE Pension Plan provides benefits to certain U.S. employees based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. Certain benefit provisions are subject to collective bargaining. Effective January 1, 2011, salaried employees who commence service on or after that date, will not be eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement plan.

The GE Supplementary Pension Plan is an unfunded plan providing supplementary retirement benefits primarily to higher-level, longer-service U.S. employees.

(136)

Other Pension Plans in 2010 included 33 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. These defined benefit plans provide benefits to employees based on formulas recognizing length of service and earnings.

Pension Plan Participants

December 31, 2010	Total	Principal pension plans	Other pension plans

Active employees	154,000	120,000	34,000
Vested former employees	230,000	190,000	40,000
Retirees and beneficiaries	256,000	230,000	26,000

Total	640,000	540,000	100,000

Cost of Pension Plans

	Total			Principal pension plans			Other pension plans
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost for benefits earned	$1,426	$1,906	$1,663	$1,149	$1,609	$1,331	$277	$297	$332
Prior service cost amortization	252	437	332	238	426(a)	321	14	11	11
Expected return on plan assets	(4,857)	(4,943)	(4,850)	(4,344)	(4,505)	(4,298)	(513)	(438)	(552)
Interest cost on benefit obligations	3,179	3,129	3,152	2,693	2,669	2,653	486	460	499
Net actuarial loss amortization	1,546	482	316	1,336	348	237	210	134	79

Pension plans cost	$1,546	$1,011	$613	$1,072	$547	$244	$474	$464	$369

(a)	In 2009, included a $103 million loss as a result of our agreement with Comcast Corporation to transfer the NBCU business to a newly formed entity in which we will own a 49% interest.

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year.

	Principal pension plans				Other pension plans (weighted average)
December 31	2010	2009	2008	2007	2010	2009	2008	2007

Discount rate	5.28%	5.78%	6.11%	6.34%	5.11%	5.31%	6.03%	5.65%
Compensation increases	4.25	4.20	4.20	5.00	4.44	4.56	4.47	4.50
Expected return on assets	8.00	8.50	8.50	8.50	7.25	7.29	7.41	7.51

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our principal benefit plans’ assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2011. This is a reduction from the 8.5% we had assumed in 2010, 2009 and 2008. For the principal pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

(137)

Funding policy for the GE Pension Plan is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We have not made contributions to the GE Pension Plan since 1987 and will not make any such contributions in 2011. In 2011, we expect to pay approximately $200 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $670 million to other pension plans. In 2010, comparative amounts were $183 million and $573 million, respectively.

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Projected Benefit Obligation

	Principal pension plans				Other pension plans
(In millions)	2010		2009		2010	2009

Balance at January 1	$48,117		$45,168		$9,597	$7,748
Service cost for benefits earned	1,149		1,609		277	297
Interest cost on benefit obligations	2,693		2,669		486	460
Participant contributions	166		167		33	35
Plan amendments	–		–		23	3
Actuarial loss (gain)	2,799	(a)	1,331	(a)	(12)	1,113
Benefits paid	(2,925)		(2,827)		(421)	(398)
Acquisitions (dispositions) - net	–		–		50	(219)
Exchange rate adjustments	–		–		(126)	558

Balance at December 31(b)	$51,999		$48,117		$9,907	$9,597

(a)	Principally associated with discount rate changes.
(b)	The PBO for the GE Supplementary Pension Plan, which is an unfunded plan, was $4,430 million and $3,828 million at year-end 2010 and 2009, respectively.

Accumulated Benefit Obligation

December 31 (In millions)	2010	2009

GE Pension Plan	$46,046	$42,917
GE Supplementary Pension Plan	3,296	2,901
Other pension plans	9,134	8,947

Plans With Assets Less Than ABO

December 31 (In millions)	2010	2009

Funded plans with assets less than ABO
Plan assets	$51,286	$47,740
Accumulated benefit obligations	53,350	49,948
Projected benefit obligations	55,502	51,837
Unfunded plans(a)
Accumulated benefit obligations	$4,086	$3,725
Projected benefit obligations	5,247	4,675

(a)	Primarily related to the GE Supplementary Pension Plan.

Plan Assets

The fair value of the classes of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

(138)

Fair Value of Plan Assets

	Principal pension plans		Other pension plans
(In millions)	2010	2009	2010	2009

Balance at January 1	$42,097	$40,730	$6,919	$5,374
Actual gain on plan assets	5,280	3,859	749	935
Employer contributions	183	168	573	676
Participant contributions	166	167	33	35
Benefits paid	(2,925)	(2,827)	(421)	(398)
Acquisitions (dispositions) - net	–	–	41	(142)
Exchange rate adjustments	–	–	(91)	439

Balance at December 31	$44,801	$42,097	$7,803	$6,919

Asset Allocation

	Principal pension plans				Other pension plans (weighted average)
	2010 Target allocation		2010 Actual allocation		2010 Target allocation	2010 Actual allocation

Equity securities	34-74	%(a)	49	%(b)	56%	60%
Debt securities (including cash equivalents)	10-40		26		31	30
Private equities	5-15		13		1	2
Real estate	4-14		8		3	3
Other	1-14		4		9	5

(a)	Target allocations were 17-37% for both U.S. equity securities and non-U.S. equity securities.
(b)	Actual allocations were 26% for U.S. equity securities and 23% for non-U.S. equity securities.

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

GE Pension Trust assets are invested subject to the following additional guidelines:

—	Short-term securities must generally be rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2 and other short-term securities as may be approved by the plan fiduciaries.

—	Real estate investments may not exceed 25% of total assets.

—	Investments in restricted securities (excluding real estate investments) that are not freely tradable may not exceed 30% of total assets (actual was 18% of trust assets at December 31, 2010).

According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 3.6% and 3.3% of trust assets at year-end 2010 and 2009, respectively.

(139)

The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities, real estate and hedge funds; these investments are both U.S. and non-U.S. in nature. As of December 31, 2010, no one sector concentration of assets exceeded 15% of total GE Pension Plan assets.

The following tables present GE Pension Plan investments measured at fair value.

(In millions)	Level 1	Level 2	Level 3	Total

December 31, 2010

Equity securities
U.S. equity securities	$11,388	$195	$–	$11,583
Non-U.S. equity securities	9,662	801	–	10,463
Debt securities
Fixed income and cash investment funds	–	2,712	65	2,777
U.S. corporate (a)	–	2,377	5	2,382
Residential mortgage-backed	–	1,225	21	1,246
U.S. government and federal agency	–	3,192	–	3,192
Other debt securities(b)	–	1,578	283	1,861
Private equities(c)	–	–	6,014	6,014
Real estate(c)	–	–	3,373	3,373
Other investments(d)	–	53	1,687	1,740

Total investments	$21,050	$12,133	$11,448	44,631

Cash and other				170

Total assets				$44,801

December 31, 2009

Equity securities
U.S. equity securities	$12,216	$383	$–	$12,599
Non-U.S. equity securities	8,120	323	–	8,443
Debt securities
Fixed income and cash investment funds	–	2,769	46	2,815
U.S. corporate (a)	–	2,945	6	2,951
Residential mortgage-backed	–	1,053	220	1,273
U.S. government and federal agency	–	2,564	–	2,564
Other debt securities(b)	–	1,527	231	1,758
Private equities(c)	–	–	5,339	5,339
Real estate(c)	–	–	2,775	2,775
Other investments(d)	–	–	1,537	1,537

Total investments	$20,336	$11,564	$10,154	42,054

Cash and other				43

Total assets				$42,097

(a)	Primarily represented investment grade bonds of U.S. issuers from diverse industries.
(b)	Primarily represented investments in non-U.S. corporate bonds and commercial mortgage-backed securities.
(c)	Included direct investments and investment funds.
(d)	Substantially all represented hedge fund investments.

(140)

The following tables present the changes in Level 3 investments for the GE Pension Plan.

Changes in Level 3 Investments for the Year Ended December 31, 2010

(In millions)	January 1, 2010	Net realized/ unrealized gains (losses)	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(a)	December 31, 2010	Net change in unrealized gains (losses) relating to investments still held at December 31, 2010	(b)

Debt securities
Fixed income and cash investment funds	$46	$16	$3	$–		$65	$15
U.S. corporate	6	7	(9)	1		5	1
Residential mortgage-backed	220	6	(211)	6		21	1
Other debt securities	231	17	41	(6)		283	15
Private equities	5,339	748	(73)	–		6,014	694
Real estate	2,775	381	217	–		3,373	251
Other investments	1,537	132	65	(47)		1,687	156

	$10,154	$1,307	$33	$(46)		$11,448	$1,133

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(b)	The net change in unrealized gains (losses) was included in the year-end asset value.

Changes in Level 3 Investments for the Year Ended December 31, 2009

(In millions)	January 1, 2009	Net realized/ unrealized gains (losses)	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(a)	December 31, 2009	Net change in unrealized gains (losses) relating to investments still held at December 31, 2009	(b)

Equity securities
Non-U.S. equity securities	$358	$(8)	$(350)	$–		$–	$–
Debt securities
Fixed income and cash investment funds	–	3	43	–		46	3
U.S. corporate	21	(1)	(12)	(2)		6	(7)
Residential mortgage-backed	64	15	124	17		220	(33)
Other debt securities	223	5	3	–		231	(23)
Private equities	4,893	88	358	–		5,339	23
Real estate	4,944	(2,225)	56	–		2,775	(2,407)
Other investments	1,613	192	(268)	–		1,537	(30)

	$12,116	$(1,931)	$(46)	$15		$10,154	$(2,474)

(a)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(b)	The net change in unrealized gains (losses) was included in the year-end asset value.

(141)

Other pension plans’ assets were $7,803 million and $6,919 million at December 31, 2010 and 2009, respectively. Equity and debt securities amounting to $6,938 million and $6,517 million represented approximately 90% and 95% of total investments at December 31, 2010 and 2009, respectively. The plans’ investments were classified as 15% Level 1, 75% Level 2 and 10% Level 3 at December 31, 2010. The plans’ investments were classified as 15% Level 1, 80% Level 2 and 5% Level 3 at December 31, 2009. The changes in Level 3 investments were insignificant for the years ended December 31, 2010 and 2009.

Pension Asset (Liability)

	Principal pension plans		Other pension plans
December 31 (In millions)	2010	2009	2010	2009

Funded status(a)(b)	$(7,198)	$(6,020)	$(2,104)	$(2,678)

Pension asset (liability) recorded in the Statement of Financial Position
Pension asset	$–	$–	$202	$98
Pension liabilities
Due within one year(c)	(141)	(133)	(52)	(54)
Due after one year	(7,057)	(5,887)	(2,254)	(2,722)

Net amount recognized	$(7,198)	$(6,020)	$(2,104)	$(2,678)

Amounts recorded in shareowners’ equity (unamortized)
Prior service cost	$1,075	$1,313	$72	$61
Net actuarial loss	18,603	18,076	1,772	2,230

Total	$19,678	$19,389	$1,844	$2,291

(a)	Fair value of assets less PBO, as shown in the preceding tables.
(b)	The GE Pension Plan was underfunded by $2.8 billion and $2.2 billion at December 31, 2010 and 2009, respectively.
(c)	For principal pension plans, represents the GE Supplementary Pension Plan liability.

In 2011, we estimate that we will amortize $195 million of prior service cost and $2,285 million of net actuarial loss for the principal pension plans from shareowners’ equity into pension cost. For other pension plans, the estimated prior service cost and net actuarial loss to be amortized in 2011 will be $15 million and $135 million, respectively. Comparable amortized amounts in 2010, respectively, were $238 million and $1,336 million for the principal pension plans and $14 million and $210 million for other pension plans.

Estimated Future Benefit Payments

(In millions)	2011	2012	2013	2014	2015	2016 - 2020

Principal pension plans	$2,960	$2,990	$3,025	$3,075	$3,075	$16,800
Other pension plans	$395	$410	$415	$425	$435	$2,340

Retiree Health and Life Benefits

We sponsor a number of retiree health and life insurance benefit plans (retiree benefit plans). Principal retiree benefit plans are discussed below; other such plans are not significant individually or in the aggregate. We use a December 31 measurement date for our plans.

Principal Retiree Benefit Plans provide health and life insurance benefits to certain employees who retire under the GE Pension Plan with 10 or more years of service. Eligible retirees share in the cost of healthcare benefits. These plans cover approximately 216,000 retirees and dependents.

(142)

Cost of Principal Retiree Benefit Plans

(In millions)	2010	2009	2008

Service cost for benefits earned	$241	$442	$326
Prior service cost amortization(a)	631	836	673
Expected return on plan assets	(116)	(129)	(131)
Interest cost on benefit obligations	699	709	750
Net actuarial gain amortization(a)	(22)	(225)	(49)

Retiree benefit plans cost(a)	$1,433	$1,633	$1,569

(a)	In 2009, we recognized a $45 million loss as a result of our agreement with Comcast Corporation to transfer the NBCU business to a newly formed entity in which we will own a 49% interest. Prior service cost amortization increased by $164 million and net actuarial gain amortization increased by $119 million as a result of this agreement.

Actuarial assumptions are described below. The actuarial assumptions at December 31 are used to measure the year-end benefit obligations and the retiree benefit plan costs for the subsequent year.

December 31	2010	2009	2008		2007

Discount rate	5.15%	5.67%	6.15%		6.31	%(a)
Compensation increases	4.25	4.20	4.20		5.00
Expected return on assets	8.00	8.50	8.50		8.50
Initial healthcare trend rate(b)	7.00	7.40	7.00	(c)	9.10

(a)	Weighted average discount rate of 6.34% was used for determination of costs in 2008.
(b)	For 2010, ultimately declining to 6% for 2025 and thereafter.
(c)	Includes benefits from new healthcare supplier contracts.

To determine the expected long-term rate of return on retiree life plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for retiree benefit plan assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets for cost recognition in 2011. This is a reduction from the 8.5% we had assumed in 2010, 2009 and 2008. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Funding Policy. We fund retiree health benefits on a pay-as-you-go basis. We expect to contribute approximately $660 million in 2011 to fund such benefits. We fund retiree life insurance benefits at our discretion.

(143)

Changes in the accumulated postretirement benefit obligation for retiree benefit plans follow.

Accumulated Postretirement Benefit Obligation (APBO)

(In millions)	2010	2009

Balance at January 1	$12,775	$11,949
Service cost for benefits earned	241	442
Interest cost on benefit obligations	699	709
Participant contributions	55	50
Plan amendments	–	(37)
Actuarial loss (gain)(a)(b)	(942)	504
Benefits paid(c)	(818)	(842)

Balance at December 31(d)	$12,010	$12,775

(a)	For 2010, included the effects of healthcare reform provisions on our Medicare-approved prescription drug plan.
(b)	For 2009, included a $152 million reduction in APBO as a result of our agreement with Comcast Corporation to transfer the NBCU business to a newly formed entity in which we will own a 49% interest.
(c)	Net of Medicare Part D subsidy of $72 million and $83 million in 2010 and 2009, respectively.
(d)	The APBO for the retiree health plans was $9,566 million and $10,481 million at year-end 2010 and 2009, respectively.

A one percentage point change in the assumed healthcare cost trend rate would have the following effects.

(In millions)	1% increase	1% decrease

APBO at December 31, 2010	$1,012	$(858)
Service and interest cost in 2010	91	(76)

Plan Assets

The fair value of the classes of retiree benefit plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of assets are consistently applied and described in Note 1.

Fair Value of Plan Assets

(In millions)	2010	2009

Balance at January 1	$1,138	$1,175
Actual gain on plan assets	139	111
Employer contributions	611	644
Participant contributions	55	50
Benefits paid(a)	(818)	(842)

Balance at December 31	$1,125	$1,138

(a)	Net of Medicare Part D subsidy.

(144)

Asset Allocation

December 31	2010 Target allocation		2010 Actual allocation

Equity securities	37-77	%(a)	44	%(b)
Debt securities (including cash equivalents)	11-41		34
Private equities	3-13		13
Real estate	2-12		5
Other	0-10		4

(a)	Target allocations were 19-39% for U.S. equity securities and 18-38% for non-U.S. equity securities.
(b)	Actual allocations were 25% for U.S. equity securities and 19% for non-U.S. equity securities.

Plan fiduciaries set investment policies and strategies for the trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The primary long-term strategic investment objective is balancing investment risk and return. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

Trust assets invested in short-term securities must generally be invested in securities rated A1/P1 or better, except for 15% of such securities that may be rated A2/P2 and other short-term securities as may be approved by the plan fiduciaries. According to statute, the aggregate holdings of all qualifying employer securities (e.g., GE common stock) and qualifying employer real property may not exceed 10% of the fair value of trust assets at the time of purchase. GE securities represented 4.5% and 3.7% of trust assets at year-end 2010 and 2009, respectively.

Retiree life plan assets were $1,125 million and $1,138 million at December 31, 2010 and 2009, respectively. Equity and debt securities amounting to $942 million and $959 million represented approximately 78% and 80% of total investments at December 31, 2010 and 2009, respectively. The plans’ investments were classified as 39% Level 1, 39% Level 2 and 22% Level 3 at December 31, 2010. The plans’ investments were classified as 42% Level 1, 37% Level 2 and 21% Level 3 at December 31, 2009. The changes in Level 3 investments were insignificant for the years ended December 31, 2010 and 2009.

Retiree Benefit Asset (Liability)

December 31 (In millions)	2010	2009

Funded status(a)	$(10,885)	$(11,637)

Liability recorded in the Statement of Financial Position
Retiree health plans
Due within one year	$(644)	$(691)
Due after one year	(8,922)	(9,790)
Retiree life plans	(1,319)	(1,156)

Net liability recognized	$(10,885)	$(11,637)

Amounts recorded in shareowners’ equity (unamortized)
Prior service cost	$3,523	$4,154
Net actuarial loss (gain)	(671)	272

Total	$2,852	$4,426

(a)	Fair value of assets less APBO, as shown in the preceding tables.

(145)

In 2011, we estimate that we will amortize $630 million of prior service cost and $110 million of net actuarial gain from shareowners’ equity into retiree benefit plans cost. Comparable amortized amounts in 2010 were $631 million of prior service cost and $22 million of net actuarial gains.

Estimated Future Benefit Payments

(In millions)	2011	2012	2013	2014	2015	2016 – 2020

Gross	$845	$840	$840	$840	$845	$4,255
Expected Medicare
Part D subsidy	5	5	5	5	5	20

Net	$840	$835	$835	$835	$840	$4,235

Postretirement Benefit Plans

2010 Cost of Postretirement Benefit Plans and Changes in Other Comprehensive Income

(In millions)	Total postretirement benefit plans	Principal pension plans	Other pension plans	Retiree benefit plans

Cost of postretirement benefit plans	$2,979	$1,072	$474	$1,433

Changes in other comprehensive income
Net actuarial loss (gain) – current year	652	1,863	(246)	(965)
Prior service cost (credit) – current year	23	–	23	–
Prior service cost amortization	(883)	(238)	(14)	(631)
Net actuarial gain (loss) amortization	(1,524)	(1,336)	(210)	22

Total changes in other comprehensive income	(1,732)	289	(447)	(1,574)

Cost of postretirement benefit plans and changes in other comprehensive income	$1,247	$1,361	$27	$(141)

(146)

NOTE 13. ALL OTHER LIABILITIES

This caption includes liabilities for various items including non-current compensation and benefits, deferred income, interest on tax liabilities, unrecognized tax benefits, environmental remediation, asset retirement obligations, derivative instruments, product warranties and a variety of sundry items.

Accruals for non-current compensation and benefits amounted to $25,356 million and $24,921 million at December 31, 2010 and 2009, respectively. These amounts include postretirement benefits, pension accruals, and other compensation and benefit accruals such as deferred incentive compensation.

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range.

In 2006, we entered into a consent decree with the Environmental Protection Agency (EPA) to dredge PCB-containing sediment from the upper Hudson River. The consent decree provided that the dredging would be performed in two phases. Phase 1 was completed in May through November of 2009. Between Phase 1 and Phase 2 there was an intervening peer review by an independent panel of national experts. The panel evaluated the performance of Phase 1 dredging operations with respect to Phase 1 Engineering Performance Standards and recommended proposed changes to the standards. On December 17, 2010, EPA issued its decisions setting forth the final performance standards for Phase 2 of the dredging project, incorporating aspects of the recommendations from the independent peer review panel and from GE. In December 2010, we agreed with EPA to perform Phase 2 of the project in accordance with the final performance standards set by EPA. We have reviewed EPA’s final performance standards for Phase 2 to assess the potential scope and duration of Phase 2, as well as operational and engineering changes that could be required. Based on this review and our best professional engineering judgment, we increased our reserve for the probable and estimable costs for completing the Hudson River dredging project by $845 million in the fourth quarter of 2010.

Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop a meaningful estimate of the reasonably possible aggregate environmental remediation exposure; these costs could differ from our current estimates. Total reserves related to environmental remediation, including asbestos claims, were $3,510 million at December 31, 2010.

NOTE 14. INCOME TAXES

Provision for Income Taxes

(In millions)	2010	2009	2008

GE
Current tax expense	$2,401	$3,199	$3,844
Deferred tax expense (benefit) from temporary differences	(377)	(460)	(417)

	2,024	2,739	3,427

GECS
Current tax expense (benefit)	(2,397)	(1,554)	(1,460)
Deferred tax expense (benefit) from temporary differences	1,423	(2,333)	(865)

	(974)	(3,887)	(2,325)

Consolidated
Current tax expense	4	1,645	2,384
Deferred tax expense (benefit) from temporary differences	1,046	(2,793)	(1,282)

Total	$1,050	$(1,148)	$1,102

(147)

GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due. The effect of GECS on the amount of the consolidated tax liability from the formation of the NBCU joint venture will be settled in cash when it otherwise would have reduced the liability of the group absent the tax on formation.

Consolidated U.S. earnings (loss) from continuing operations before income taxes were $5,078 million in 2010, $(212) million in 2009 and $2,956 million in 2008. The corresponding amounts for non-U.S.-based operations were $9,130 million in 2010, $10,207 million in 2009 and $16,814 million in 2008.

Consolidated current tax expense includes amounts applicable to U.S. federal income taxes of a benefit of $3,253 million, $833 million and $651 million in 2010, 2009 and 2008, respectively, related to the benefit from GECS deductions and credits in excess of GE’s current U.S. tax expense. Consolidated current tax expense amounts applicable to non-U.S. jurisdictions were $3,258 million, $2,385 million and $3,027 million in 2010, 2009 and 2008, respectively. Consolidated deferred taxes related to U.S. federal income taxes were an expense of $2,099 million in 2010 and a benefit of $2,501 million and $836 million in 2009 and 2008, respectively, and amounts applicable to non-U.S. jurisdictions of a benefit of $1,167 million, $264 million and $499 million in 2010, 2009 and 2008, respectively.

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

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which expires at the end of 2011, has been scheduled to expire and has been extended by Congress on six previous occasions, including in December of 2010, but there can be no assurance that it will continue to be extended. In the event the provision is not extended after 2011, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2012.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2010, were approximately $94 billion. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

(148)

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

During 2008, because the use of foreign tax credits no longer required the repatriation of prior-year earnings, we increased the amount of prior-year earnings that were indefinitely reinvested outside the U.S. by approximately $1 billion, resulting in an income tax benefit of $350 million.

Annually, we file over 6,400 income tax returns in over 250 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2010, the IRS completed the audit of our consolidated U.S. income tax returns for 2003-2005. At December 31, 2010, the IRS was auditing our consolidated U.S. income tax returns for 2006-2007. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that the 2006-2007 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties. Resolution of audit matters, including the IRS audit of our consolidated U.S. income tax returns for 2003-2005, reduced our 2010 consolidated effective tax rate by 5.9 percentage points.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

December 31 (In millions)	2010	2009

Unrecognized tax benefits	$6,139	$7,251
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,114	4,918
Accrued interest on unrecognized tax benefits	1,200	1,369
Accrued penalties on unrecognized tax benefits	109	99
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-1,600	0-1,800
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-650	0-1,400

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2010	2009

Balance at January 1	$7,251	$6,692
Additions for tax positions of the current year	316	695
Additions for tax positions of prior years	596	289
Reductions for tax positions of prior years	(1,788)	(229)
Settlements with tax authorities	(152)	(146)
Expiration of the statute of limitations	(84)	(50)

Balance at December 31	$6,139	$7,251

(149)

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2010, 2009 and 2008, $75 million of interest income and $172 million and $268 million of interest expense, respectively, and $5 million, $14 million and $19 million of tax expenses related to penalties, respectively, were recognized in the Statement of Earnings.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	Consolidated			GE			GECS
	2010	2009	2008	2010	2009	2008	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from Inclusion of after-tax earnings of GECS in before-tax earnings of GE	–	–	–	(7.2)	(3.3)	(12.3)	–	–	–
Tax on global activities including exports(a)(b)	(19.7)	(39.6)	(25.8)	(10.7)	(10.9)	(5.2)	(54.1)	96.0	(70.7)
U.S. business credits	(4.4)	(4.5)	(1.4)	(2.2)	(1.0)	(0.3)	(13.4)	12.4	(3.7)
All other – net	(3.5)	(2.4)	(2.2)	(1.6)	–	(1.5)	(12.3)	8.6	(2.0)

	(27.6)	(46.5)	(29.4)	(21.7)	(15.2)	(19.3)	(79.8)	117.0	(76.4)

Actual income tax rate	7.4%	(11.5)%	5.6%	13.3%	19.8%	15.7%	(44.8)%	152.0%	(41.4)%

(a)	2009 included (7.0)% and 27.4% from indefinite reinvestment of prior-year earnings for consolidated and GECS, respectively.
(b)	2008 included (1.8)% and (6.2)% from indefinite reinvestment of prior-year earnings for consolidated and GECS, respectively.

Deferred Income Taxes

Aggregate deferred income tax amounts are summarized below.

December 31 (In millions)	2010	2009

Assets
GE	$(14,843)	$(14,945)
GECS	(12,915)	(11,008)

	(27,758)	(25,953)

Liabilities
GE	10,606	10,325
GECS	19,992	17,709

	30,598	28,034

Net deferred income tax liability	$2,840	$2,081

(150)

Principal components of our net liability (asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2010	2009

GE
Intangible assets	$2,772	$2,782
Contract costs and estimated earnings	2,671	2,540
Depreciation	951	1,223
Investment in subsidiaries	1,934	1,959
Provision for expenses(a)	(8,510)	(7,843)
Retiree insurance plans	(3,814)	(4,110)
Non-U.S. loss carryforwards(b)	(1,115)	(1,056)
Other – net	874	(115)

	(4,237)	(4,620)

GECS
Financing leases	6,168	6,210
Operating leases	4,812	5,557
Investment in global subsidiaries	1,406	342
Intangible assets	1,567	1,568
Allowance for losses	(2,822)	(3,052)
Cash flow hedges	(612)	(818)
Net unrealized losses on securities	(276)	(193)
Non-U.S. loss carryforwards(b)	(2,320)	(1,244)
Other – net	(846)	(1,669)

	7,077	6,701

Net deferred income tax liability	$2,840	$2,081

(a)	Represented the tax effects of temporary differences related to expense accruals for a wide variety of items, such as employee compensation and benefits, pension plan liabilities, interest on tax liabilities, product warranties and other sundry items that are not currently deductible.
(b)	Net of valuation allowances of $902 million and $835 million for GE and $419 million and $344 million for GECS, for 2010 and 2009, respectively. Of the net deferred tax asset as of December 31, 2010, of $3,435 million, $56 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2011, through December 31, 2013; $301 million relates to net operating losses that expire in various years ending from December 31, 2014, through December 31, 2025; and $3,078 million relates to net operating loss carryforwards that may be carried forward indefinitely.

(151)

NOTE 15. SHAREOWNERS’ EQUITY

(In millions)	2010	2009	2008
Preferred stock issued(a)(b)(c)	$–	$–	$–

Common stock issued(a)(b)	$702	$702	$702

Accumulated other comprehensive income
Balance at January 1(d)	$(15,530)	$(21,853)	$8,324
Investment securities – net of deferred taxes of $72, $1,001 and $(2,528)(e)	(43)	2,678	(3,813)
Currency translation adjustments – net of deferred taxes of $3,742, $(611) and $4,082	(3,879)	4,174	(10,890)
Cash flow hedges – net of deferred taxes of $(515), $933 and $(2,307)	(603)	986	(4,907)
Benefit plans – net of deferred taxes of $572, $(5) and $(7,379)(f)	1,079	(1,804)	(13,288)
Reclassification adjustments
Investment securities – net of deferred taxes of $32, $494 and $734	59	(19)	595
Currency translation adjustments	5	(39)	(117)
Cash flow hedges – net of deferred taxes of $706, $428 and $620	1,057	612	2,243

Balance at December 31	$(17,855)	$(15,265)	$(21,853)

Other capital
Balance at January 1	$37,729	$40,390	$26,100
Common stock issuance(b)	–	–	11,972
Preferred stock and warrant issuance(b)	–	–	2,965
Gains (losses) on treasury stock dispositions and other(b)	(839)	(2,661)	(647)

Balance at December 31	$36,890	$37,729	$40,390

Retained earnings
Balance at January 1(g)	$124,655	$122,185	$117,362
Net earnings attributable to the Company	11,644	11,025	17,410
Dividends(b)(h)	(5,212)	(6,785)	(12,649)
Other(b)(i)	50	(62)	–

Balance at December 31	$131,137	$126,363	$122,123

Common stock held in treasury
Balance at January 1	$(32,238)	$(36,697)	$(36,896)
Purchases(b)	(1,890)	(214)	(3,508)
Dispositions(b)	2,190	4,673	3,707

Balance at December 31	$(31,938)	$(32,238)	$(36,697)

Total equity
GE shareowners’ equity balance at December 31	$118,936	$117,291	$104,665
Noncontrolling interests balance at December 31	5,262	7,845	8,947

Total equity balance at December 31	$124,198	$125,136	$113,612

(a)	Additions resulting from issuances in 2008 were inconsequential for preferred stock and $33 million for common stock.
(b)	Total dividends and other transactions with shareowners, inclusive of additions to par value discussed in note (a), decreased equity by $(5,701) million in 2010, decreased equity by $(5,049) million in 2009 and increased equity by $1,873 million in 2008.
(c)	GE has 50 million authorized shares of preferred stock ($1.00 par value) and has issued 30 thousand shares as of December 31, 2010.
(d)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $265 million related to the adoption of ASU 2009-16 & 17.
(e)	Includes adjustments of $1,171 million as of December 31, 2010 to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.
(f)	For 2010, included $(3) million of prior service costs for plan amendments, $513 million of amortization of prior service costs, $(487) million of gains (losses) arising during the year and $1,056 million of amortization of gains (losses) – net of deferred taxes of $1 million, $346 million, $(261) million and $486 million, respectively. For 2009, included $(9) million of prior service costs for plan amendments, $814 million of amortization of prior service costs, $(2,793) million of gains (losses) arising during the year and $184 million of amortization of gains (losses) – net of deferred taxes of $(10) million, $434 million, $(528) million and $99 million, respectively. For 2008, included $(43) million of prior service costs for plan amendments, $534 million of amortization of prior service costs, $(13,980) million of gains (losses) arising during the year and $201 million of amortization of gains (losses) – net of deferred taxes of $(24) million, $441 million, $(7,893) million and $97 million, respectively.

(152)

(g)	The 2010 opening balance was adjusted as of January 1, 2010, for the cumulative effect of changes in accounting principles of $1,708 million related to the adoption of ASU 2009-16 & 17. The 2009 opening balance was adjusted as of April 1, 2009, for the cumulative effect of changes in accounting principles of $62 million related to adopting amendments on impairment guidance in ASC 320, Investments – Debt and Equity Securities. The cumulative effect of adopting ASC 825, Financial Instruments, at January 1, 2008, was insignificant.
(h)	Included $300 million, $300 million and $75 million of dividends on preferred stock in 2010, 2009 and 2008, respectively.
(i)	Included the effects of accretion of redeemable securities to their redemption value of $38 million and $(62) million in 2010 and 2009, respectively.

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

Shares of GE Common Stock

On September 25, 2008, we suspended our three-year, $15 billion share repurchase program, which was initiated in December 2007. On July 23, 2010, we extended the program which would have otherwise expired on December 31, 2010, through 2013 and we resumed purchases under the program in the third quarter of 2010. Under this program, on a book basis, we repurchased 111.2 million shares for a total of $1,814 million during 2010.

On October 7, 2008, GE completed an offering of 547.8 million shares of common stock at a price of $22.25 per share.

GE has 13.2 billion authorized shares of common stock ($0.06 par value).

Common shares issued and outstanding are summarized in the following table.

December 31 (In thousands)	2010	2009	2008

Issued	11,693,841	11,693,833	11,693,829
In treasury	(1,078,465)	(1,030,758)	(1,156,932)

Outstanding	10,615,376	10,663,075	10,536,897

(153)

Noncontrolling Interests

Noncontrolling interests in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by affiliates of GECC. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2010	2009

Noncontrolling interests in consolidated affiliates
NBC Universal	$3,040	$4,937
Others(a)	1,945	2,631
Preferred stock(b)
GECC affiliates	277	277

Total	$5,262	$7,845

(a)	Included noncontrolling interests in partnerships and common shares of consolidated affiliates.
(b)	The preferred stock pays cumulative dividends at an average rate of 6.81%.

Changes to noncontrolling interests are as follows.

	Years ended December 31
(In millions)	2010	2009

Beginning balance	$7,845	$8,947
Net earnings	535	200
Repurchase of NBCU shares(a)	(1,878)	–
Dispositions(b)	(979)	(707)
Dividends	(317)	(548)
AOCI and other(c)	56	(47)

Ending balance	$5,262	$7,845

(a)	On September 26, 2010, we acquired 7.7% of NBCU’s outstanding shares from Vivendi for $2,000 million, of which $1,878 million was recorded as a reduction in noncontrolling interests and $151 million was recorded as a reduction in additional paid in capital reflecting the amount paid in excess of the carrying value of the noncontrolling interest.
(b)	Includes the effects of deconsolidating both Regency $(979) million during the second quarter of 2010 and Penske Truck Leasing Co., L.P. (PTL) $(331) million during the first quarter of 2009.
(c)	Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

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

(154)

Stock Compensation Plans

December 31, 2010 (Shares in thousands)	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance

Approved by shareowners
Options	399,991	$20.81	(a)
RSUs	21,468	(b)	(a)
PSUs	700	(b)	(a)
Not approved by shareowners (Consultants’ Plan)
Options	448	29.39	(c)
RSUs	103	(b)	(c)

Total	422,710	$20.82	213,047

(a)	In 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the Plan). The Plan replaced the 1990 Long-Term Incentive Plan. The maximum number of shares that may be granted under the Plan is 500 million shares, of which no more than 250 million may be available for awards granted in any form provided under the Plan other than options or stock appreciation rights. The approximate 105.9 million shares available for grant under the 1990 Plan were retired upon approval of the 2007 Plan. Total shares available for future issuance under the 2007 Plan amounted to 184.8 million shares at December 31, 2010.
(b)	Not applicable.
(c)	Total shares available for future issuance under the consultants’ plan amount to 28.2 million shares.

Outstanding options expire on various dates through December 9, 2020.

The following table summarizes information about stock options outstanding at December 31, 2010.

Stock Options Outstanding

(Shares in thousands)	Outstanding			Exercisable
Exercise price range	Shares	Average life(a)	Average exercise price	Shares	Average exercise price

Under $10.00	64,595	8.1	$9.57	13,061	$9.57
10.01-15.00	83,081	8.5	11.97	17,093	11.97
15.01-20.00	104,149	9.4	16.22	173	17.56
20.01-25.00	55	1.9	22.49	55	22.49
25.01-30.00	47,745	4.4	27.62	35,404	27.40
30.01-35.00	49,487	4.1	33.21	46,629	33.16
Over $35.00	51,327	2.3	40.38	45,872	40.57

Total	400,439	6.8	$20.82	158,287	$29.76

At year-end 2009, options with an average exercise price of $36.94 were exercisable on 147 million shares.

(a)	Average contractual life remaining in years.

(155)

Stock Option Activity

	Shares (In thousands)	Weighted average exercise price	Weighted average remaining contractual term (In years)	Aggregate intrinsic value (In millions)

Outstanding at January 1, 2010	338,163	$24.41
Granted	105,227	16.22
Exercised	(3,449)	10.65
Forfeited	(8,223)	15.26
Expired	(31,279)	46.66

Outstanding at December 31, 2010	400,439	$20.82	6.8	$1,312

Exercisable at December 31, 2010	158,287	$29.76	4.0	$222

Options expected to vest	213,267	$15.04	8.7	$962

We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2010, 2009 and 2008 was $4.11, $3.81 and $5.26, respectively. The following assumptions were used in arriving at the fair value of options granted during 2010, 2009 and 2008, respectively: risk-free interest rates of 2.9%, 3.2% and 3.4%; dividend yields of 3.9%, 3.9% and 4.4%; expected volatility of 35%, 49% and 27%; and expected lives of six years and eleven months, six years and ten months, and six years and nine months. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities. Expected dividend yields presume a set dividend rate. For stock options granted in 2010, 2009 and the fourth quarter of 2008, we used a historical five-year average for the dividend yield. Expected volatilities are based on implied volatilities from traded options and historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.

The total intrinsic value of options exercised during 2010, 2009 and 2008 amounted to $23 million, an insignificant amount and $45 million, respectively. As of December 31, 2010, there was $697 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of two years, of which approximately $236 million, pre tax, is expected to be recognized in 2011.

Stock option expense recognized in net earnings amounted to $178 million in 2010, $120 million in 2009 and $69 million in 2008. Cash received from option exercises during 2010, 2009 and 2008 was $37 million, an insignificant amount and $353 million, respectively. The tax benefit realized from stock options exercised during 2010, 2009 and 2008 was $7 million, an insignificant amount and $15 million, respectively.

Other Stock-based Compensation

	Shares (In thousands)	Weighted average grant date fair value	Weighted average remaining contractual term (In years)	Aggregate intrinsic value (In millions)

RSUs outstanding at January 1, 2010	25,861	$31.98
Granted	3,245	15.89
Vested	(6,754)	33.38
Forfeited	(781)	30.98

RSUs outstanding at December 31, 2010	21,571	$29.16	2.5	$395

RSUs expected to vest	19,773	$29.24	2.4	$362

(156)

The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of RSUs granted during 2010, 2009 and 2008 was $15.89, $13.63 and $28.74, respectively. The total intrinsic value of RSUs vested during 2010, 2009 and 2008 amounted to $111 million, $139 million and $274 million, respectively. As of December 31, 2010, there was $334 million of total unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted average period of two years, of which approximately $147 million, pre tax, is expected to be recognized in 2011. As of December 31, 2010, 0.7 million PSUs with a weighted average remaining contractual term of two years, an aggregate intrinsic value of $13 million and $2 million of unrecognized compensation cost were outstanding. Other share-based compensation expense for RSUs and PSUs recognized in net earnings amounted to $116 million, $127 million and $155 million in 2010, 2009 and 2008, respectively.

The total income tax benefit recognized in earnings for all share-based compensation arrangements amounted to $143 million, $118 million and $106 million in 2010, 2009 and 2008, respectively.

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in our financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2010, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.

NOTE 17. OTHER INCOME

(In millions)	2010	2009	2008

GE
Associated companies(a)	$413	$667	$332
Licensing and royalty income	364	217	291
Purchases and sales of business interests	319	363	891
Interest income from GECS	133	173	371
Marketable securities and bank deposits	40	54	196
Other items	16	(295)	(116)

	1,285	1,179	1,965

Eliminations	(134)	(173)	(379)

Total	$1,151	$1,006	$1,586

(a)	Included a gain of $552 million related to dilution of our interest in A&E Television Network from 25% to 15.8% in 2009.

(157)

NOTE 18. GECS REVENUES FROM SERVICES

(In millions)	2010	2009	2008

Interest on loans(a)	$21,344	$19,205	$26,378
Equipment leased to others	11,116	12,231	15,568
Fees(a)	4,785	4,516	6,062
Financing leases(a)	2,805	3,317	4,374
Investment income(a)(b)	2,185	3,379	2,189
Associated companies	2,035	1,007	2,058
Premiums earned by insurance activities	2,014	2,065	2,255
Real estate investments	1,240	1,543	3,505
Net securitization gains(a)	–	1,589	1,133
Other items(c)	2,442	2,836	5,058

Total	$49,966	$51,688	$68,580

(a)	On January 1, 2010, we adopted ASU 2009-16 & 17 which required us to consolidate substantially all of our former QSPEs. As a result, 2010 GECS revenues from services include interest, investment and fee income from these entities, which were not presented on a consolidated basis in 2009. During 2010, we recognized no gains from securitization transactions, as they were recorded as on-book financings. See Note 24.
(b)	Included net other-than-temporary impairments on investment securities of $253 million and $581 million for the twelve months ended December 31, 2010 and 2009, respectively. See Note 3.
(c)	Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009. See Note 24.

NOTE 19. SUPPLEMENTAL COST INFORMATION

We funded research and development expenditures of $3,939 million in 2010, $3,288 million in 2009 and $3,113 million in 2008. Research and development costs are classified in cost of goods sold in the Statement of Earnings. In addition, research and development funding from customers, principally the U.S. government, totaled $979 million, $1,050 million and $1,287 million in 2010, 2009 and 2008, respectively.

Rental expense under operating leases is shown below.

(In millions)	2010	2009	2008

GE	$1,073	$1,012	$912
GECS	640	802	992

At December 31, 2010, minimum rental commitments under noncancellable operating leases aggregated $2,397 million and $2,380 million for GE and GECS, respectively. Amounts payable over the next five years follow.

(In millions)	2011	2012	2013	2014	2015

GE	$613	$470	$355	$286	$212
GECS	517	466	306	223	180

GE’s selling, general and administrative expenses totaled $16,341 million in 2010, $14,842 million in 2009 and $14,401 million in 2008. The increase in 2010 is primarily due to increased selling expenses to support global growth and higher pension costs, partially offset by lower restructuring and other charges.

(158)

Our Technology Infrastructure and Energy Infrastructure segments enter into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines, aeroderivatives, and turbines, under which GE and these participants share in risks and rewards of these product programs. Under these arrangements, participation fees earned and recorded as other income totaled $4 million, $1 million and $394 million for the years 2010, 2009 and 2008, respectively. Payments to participants are recorded as costs of services sold ($563 million, $504 million and $423 million for the years 2010, 2009 and 2008, respectively) or as cost of goods sold ($1,751 million, $1,731 million and $1,882 million for the years 2010, 2009 and 2008, respectively).

NOTE 20. EARNINGS PER SHARE INFORMATION

	2010		2009		2008
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for per-share calculation(a)(b)	$12,599	$12,598	$10,914	$10,913	$18,028	$18,027
Preferred stock dividends declared	(300)	(300)	(300)	(300)	(75)	(75)

Earnings from continuing operations attributable to common shareowners for per-share calculation(a)(b)	$12,299	$12,298	$10,614	$10,613	$17,953	$17,952
Earnings (loss) from discontinued operations for per-share calculation(a)(b)	(975)	(975)	83	82	(617)	(617)
Net earnings attributable to common shareowners for per-share calculation(a)(b)	11,322	11,322	10,695	10,694	17,336	17,335

Average equivalent shares
Shares of GE common stock outstanding	10,661	10,661	10,614	10,614	10,080	10,080
Employee compensation-related shares, including stock options	17	–	1	–	18	–

Total average equivalent shares	10,678	10,661	10,615	10,614	10,098	10,080

Per-share amounts
Earnings from continuing operations	$1.15	$1.15	$1.00	$1.00	$1.78	$1.78
Earnings (loss) from discontinued operations	(0.09)	(0.09)	0.01	0.01	(0.06)	(0.06)
Net earnings	1.06	1.06	1.01	1.01	1.72	1.72

Effective January 1, 2009, our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect.

(a)	Included an insignificant amount of dividend equivalents in each of the three years presented.
(b)	Included an insignificant amount related to accretion of redeemable securities in 2010 and 2009.

For the years ended December 31, 2010, 2009 and 2008, there were approximately 344 million, 328 million and 204 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

(159)

NOTE 21. FAIR VALUE MEASUREMENTS

For a description of how we estimate fair value, see Note 1.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $27,141 million and $25,729 million at December 31, 2010 and 2009, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $5,706 million and $6,629 million at December 31, 2010 and 2009, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment grade.

(160)

(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	Netting adjustment	(c)	Net balance

December 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$–		$19,374		$3,199		$–		$22,573
State and municipal	–		2,499		225		–		2,724
Residential mortgage-backed	47		2,696		66		–		2,809
Commercial mortgage-backed	–		2,875		49		–		2,924
Asset-backed	–		690		2,540		–		3,230
Corporate – non-U.S.	89		1,292		1,486		–		2,867
Government – non-U.S.	777		1,333		156		–		2,266
U.S. government and federal agency	–		3,158		210		–		3,368
Retained interests(d)	–		–		39		–		39
Equity
Available-for-sale	677		20		24		–		721
Trading	417		–		–		–		417
Derivatives(e)	–		10,997		359		(3,867)		7,489
Other(f)	–		–		906		–		906

Total	$2,007		$44,934		$9,259		$(3,867)		$52,333

Liabilities
Derivatives	$–		$6,553		$103		$(3,857)		$2,799
Other(g)	–		920		–		–		920

Total	$–		$7,473		$103		$(3,857)		$3,719

December 31, 2009
Assets
Investment securities
Debt
U.S. corporate	$555		$19,033		$3,068		$–		$22,656
State and municipal	–		2,189		205		–		2,394
Residential mortgage-backed	–		3,195		123		–		3,318
Commercial mortgage-backed	–		2,647		58		–		2,705
Asset-backed	–		860		1,874		–		2,734
Corporate – non-U.S.	154		755		1,114		–		2,023
Government – non-U.S.	1,114		1,374		163		–		2,651
U.S. government and federal agency	9		2,307		256		–		2,572
Retained interests	–		–		8,831		–		8,831
Equity
Available-for-sale	536		184		19		–		739
Trading	720		–		–		–		720
Derivatives(e)	–		11,053		804		(3,851)		8,006
Other(f)	–		–		965		–		965

Total	$3,088		$43,597		$17,480		$(3,851)		$60,314

Liabilities
Derivatives	$–		$7,298		$222		$(3,860)		$3,660
Other(g)	–		798		–		–		798

Total	$–		$8,096		$222		$(3,860)		$4,458

(a)	Included in Level 1 at December 31, 2010 was $76 million of available-for-sale equity transferred from Level 2 due to the expiration of sale restrictions on the security. Additionally $110 million of government non-U.S. bonds were reclassified from Level 1 to Level 2. Other transfers to and from Level 1 and Level 2 were insignificant.
(b)	Level 3 investment securities valued using non-binding broker quotes totaled $1,054 million and $1,042 million at December 31, 2010 and 2009, respectively, and were classified as available-for-sale securities.
(c)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.
(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.

(161)

(e)	The fair value of derivatives included an adjustment for non-performance risk. At December 31, 2010 and 2009, the cumulative adjustment was a loss of $10 million and a gain of $9 million, respectively. See Note 22 for additional information on the composition of our derivative portfolio.
(f)	Included private equity investments and loans designated under the fair value option.
(g)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

The following tables present the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2010 and 2009, respectively. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Year Ended December 31, 2010

(In millions)	January 1, 2010	(a)	Net realized/ unrealized gains(losses) included in earnings	(b)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(c)	December 31, 2010	Net change in unrealized gains (losses) relating to instruments still held at December 31, 2010	(d)

Investment securities
Debt
U.S. corporate	$3,068		$79		$276	$(215)	$(9)		$3,199	$–
State and municipal	205		–		25	(5)	–		225	–
Residential mortgage-backed	123		(1)		13	2	(71)		66	–
Commercial mortgage-backed	1,041		30		(2)	(1,017)	(3)		49	–
Asset-backed	1,872		25		14	733	(104)		2,540	–
Corporate – non-U.S.	1,331		(38)		(39)	250	(18)		1,486	–
Government – non-U.S.	163		–		(8)	–	1		156	–
U.S. government and federal agency	256		–		(44)	(2)	–		210	–
Retained interests	45		(1)		3	(8)	–		39	–
Equity
Available-for-sale	19		–		3	–	2		24	1
Trading	–		–		–	–	–		–	–
Derivatives(e)(f)	236		220		15	(79)	(127)		265	41
Other	891		5		(30)	40	–		906	3

Total	$9,250		$319		$226	$(301)	$(329)		$9,165	$45

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.
(b)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.
(c)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(d)	Represented the amount of unrealized gains or losses for the period included in earnings.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $9 million not reflected in the fair value hierarchy table.
(f)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 22.

(162)

Changes in Level 3 Instruments for the Year Ended December 31, 2009

(In millions)	January 1, 2009	Net realized/ unrealized gains(losses) included in earnings	(a)	Net realized/ unrealized gains (losses) included in accumulated other comprehensive income	Purchases, issuances and settlements	Transfers in and/or out of Level 3	(b)	December 31, 2009	Net change in unrealized gains (losses) relating to instruments still held at December 31, 2009	(c)

Investment securities
Debt
U.S. corporate	$3,114	$(108)		$360	$(304)	$6		$3,068	$4
State and municipal	252	–		(101)	18	36		205	–
Residential mortgage-backed	173	(1)		(6)	(20)	(23)		123	–
Commercial mortgage-backed	70	–		(5)	(8)	1		58	–
Asset-backed	1,601	3		246	98	(74)		1,874	–
Corporate – non-U.S.	790	–		108	44	172		1,114	–
Government – non-U.S.	424	–		10	(10)	(261)		163	–
U.S. government and federal agency	153	–		103	–	–		256	–
Retained interests	6,356	1,273	(d)	382	820	–		8,831	252
Equity
Available-for-sale	23	(1)		3	(1)	(5)		19	–
Trading	–	–		–	–	–		–	–
Derivatives(e)	1,003	80		(29)	(294)	(159)		601	90
Other	1,105	(171)		30	(6)	7		965	(134)

Total	$15,064	$1,075		$1,101	$337	$(300)		$17,277	$212

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Statement of Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.
(c)	Represented the amount of unrealized gains or losses for the period included in earnings.
(d)	Primarily comprised of interest accretion.
(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $19 million not reflected in the fair value hierarchy table.

(163)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at December 31, 2010 and 2009. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during the year ended December 31
	2010		2009
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$54	$6,833	$81	$5,352
Cost and equity method investments(a)	–	510	–	1,006
Long-lived assets, including real estate	1,025	5,811	435	5,074
Retained investments in formerly consolidated subsidiaries(b)	–	113	–	5,903

Total	$1,079	$13,267	$516	$17,335

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $296 million and $409 million at December 31, 2010 and 2009, respectively.
(b)	During 2010, our retained investment in Regency, a formerly consolidated subsidiary, was remeasured to a Level 1 fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at December 31, 2010 and 2009.

	Year ended December 31
(In millions)	2010	2009

Financing receivables and loans held for sale	$(1,745)	$(1,683)
Cost and equity method investments(a)	(274)	(921)
Long-lived assets, including real estate(b)	(2,958)	(1,107)
Retained investments in formerly consolidated subsidiaries	184	237

Total	$(4,793)	$(3,474)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(198) million and $(238) million during 2010 and 2009, respectively.
(b)	Includes $2,089 million of impairments related to real estate equity properties and investments recorded in other costs and expenses during 2010.

(164)

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

	2010				2009
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value

GE
Assets
Investments and notes receivable	$	(a)	$414	$414	$	(a)	$412	$412
Liabilities
Borrowings(c)		(a)	(10,112)	(10,953)		(a)	(12,185)	(12,757)
GECS
Assets
Loans(b)		(a)	273,969	270,344		(a)	273,263	259,799
Other commercial mortgages		(a)	1,041	1,103		(a)	1,151	1,198
Loans held for sale		(a)	287	287		(a)	1,303	1,343
Other financial instruments(d)		(a)	2,103	2,511		(a)	2,096	2,385
Liabilities
Borrowings and bank deposits(b)(c)(e)		(a)	(470,562)	(482,765)		(a)	(493,585)	(499,409)
Investment contract benefits		(a)	(3,726)	(4,264)		(a)	(3,940)	(4,397)
Guaranteed investment contracts		(a)	(5,502)	(5,524)		(a)	(8,310)	(8,394)
Insurance – credit life(f)		1,825	(103)	(69)		1,595	(80)	(53)

(a)	These financial instruments do not have notional amounts.
(b)	Amounts at December 31, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 6, 10, 23 and 24.
(c)	See Note 10.
(d)	Principally cost method investments.
(e)	Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at December 31, 2010 and 2009 would have been reduced by $4,298 million and $2,856 million, respectively.
(f)	Net of reinsurance of $2,800 million at both December 31, 2010 and 2009.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices and recent transactions when available. When this data is unobservable, we use a discounted future cash flows methodology, using current market interest rate data adjusted for inherent credit risk.

Borrowings and bank deposits

Based on valuation methodologies using current market interest rate data which are comparable to market quotes adjusted for our non-performance risk.

(165)

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

Loan Commitments

	Notional amount
December 31 (In millions)	2010	2009

Ordinary course of business lending commitments (a)(b)	$4,507	$6,676
Unused revolving credit lines(c)
Commercial(d)	23,779	31,760
Consumer – principally credit cards	227,006	229,386

(a)	Excluded investment commitments of $1,990 million and $2,659 million as of December 31, 2010 and 2009, respectively.
(b)	Included a $972 million commitment as of December 31, 2009, associated with a secured financing arrangement that could have increased to a maximum of $4,998 million based on the asset volume under the arrangement. This commitment was terminated during the third quarter of 2010.
(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,840 million and $13,889 million as of December 31, 2010 and 2009, respectively.
(d)	Included commitments of $16,243 million and $17,643 million as of December 31, 2010 and 2009, respectively, associated with secured financing arrangements that could have increased to a maximum of $20,268 million and $23,992 million at December 31, 2010 and 2009, respectively, based on asset volume under the arrangement.

Derivatives and hedging

As a matter of policy, we use derivatives for risk management purposes, and we do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of funding to meet this objective. The determination of whether we enter into a derivative transaction or issue debt directly to achieve this objective depends on a number of factors, including market related factors that affect the type of debt we can issue.

(166)

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $347,000 million, approximately 86% or $300,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At December 31, 2010		At December 31, 2009
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,959	$2,675	$4,477	$3,469
Currency exchange contracts	2,965	2,533	4,273	2,361
Other contracts	5	–	16	4

	8,929	5,208	8,766	5,834

Derivatives not accounted for as hedges
Interest rate contracts	294	552	974	892
Currency exchange contracts	1,602	846	1,639	658
Other contracts	531	50	478	136

	2,427	1,448	3,091	1,686

Netting adjustments(a)	(3,867)	(3,857)	(3,851)	(3,860)

Total	$7,489	$2,799	$8,006	$3,660

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)	The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At December 31, 2010 and 2009, the cumulative adjustment for non-performance risk was a loss of $10 million and a gain of $9 million, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the years ended December 31, 2010 and 2009.

(167)

	Year ended December 31, 2010		Year ended December 31, 2009
(In millions)	Gain (loss) on hedging derivatives	Gain (loss) on hedged items	Gain (loss) on hedging derivatives	Gain (loss) on hedged items

Interest rate contracts	$2,387	$(2,924)	$(5,194)	$4,998
Currency exchange contracts	47	(60)	(1,106)	1,093

Fair value hedges resulted in $(550) million and $(209) million of ineffectiveness in 2010 and 2009, respectively. In 2010 and 2009, there were insignificant amounts and $(225) million excluded from the assessment of effectiveness, respectively.

Cash flow hedges

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest and other financial charges, when reclassified out of AOCI, for the years ended December 31, 2010 and 2009.

(In millions)	Gain (loss) recognized in AOCI for the year ended December 31		Gain (loss) reclassified from AOCI into earnings for the year ended December 31
	2010	2009	2010	2009

Cash flow hedges
Interest rate contracts	$(571)	$(854)	$(1,356)	$(2,047)
Currency exchange contracts	(550)	2,579	(445)	972
Commodity contracts	10	(5)	2	(5)

Total	$(1,111)	$1,720	$(1,799)	$(1,080)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was $1,941 million at December 31, 2010. We expect to transfer $(1,004) million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In 2010, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 25 years and 26 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECS revenues from services and totaled $19 million and $49 million for the years ended December 31, 2010 and 2009, respectively, of which $(18) million represents amounts excluded from the assessment of effectiveness for the year ended December 31, 2009.

(168)

Net investment hedges in foreign operations

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, is excluded from the effectiveness assessment.

The following table provides information about the amounts recorded in AOCI for the years ended December 31, 2010 and 2009, as well as the gain (loss) recorded in GECS revenues from services when reclassified out of AOCI.

(In millions)	Gain (loss) recognized in CTA for the year ended December 31		Gain (loss) reclassified from CTA for the year ended December 31
	2010	2009	2010	2009
Net investment hedges
Currency exchange contracts	$(2,023)	$(6,240)	$(38)	$(84)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(906) million and $(899) million for the years ended December 31, 2010 and 2009, respectively, and are recorded in interest and other financial charges.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECS revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the year ended December 31, 2010 on derivatives not designated as hedges were $(302) million comprised of amounts related to interest rate contracts of $185 million, currency exchange contracts of $(666) million, and other derivatives of $179 million. These losses were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the year ended December 31, 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $1,021 million comprised of amounts related to interest rate contracts of $211 million, currency exchange contracts of $499 million, and other derivatives of $311 million.

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

(169)

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At December 31, 2010, our exposure to counterparties, including interest due, net of collateral we hold, was $1,232 million. The fair value of such collateral was $7,689 million, of which $2,112 million was cash and $5,577 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,528 million at December 31, 2010.

Following is our policy relating to initial credit rating requirements and to exposure limits to counterparties.

Counterparty credit criteria

Credit rating
	Moody’s		S&P

Foreign exchange forwards (less than one year)	P-1		A-1
All derivatives between one and five years	Aa3	(a)	AA-	(a)
All derivatives greater than five years	Aaa	(a)	AAA	(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement typically have a minimum A3/A- rating.

Exposure limits

(In millions)
Minimum rating		Exposure(a)
Moody's	S&P	With collateral arrangements	Without collateral arrangements

Aaa	AAA	$100	$75
Aa3	AA-	50	50
A3	A-	5	–

(a)	For derivatives with exposures less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1. Exposure to a counterparty is determined net of collateral.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,799 million subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $1,022 million at December 31, 2010.

(170)

NOTE 23. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Pursuant to new disclosures required by ASC 310-10, effective December 31, 2010, we provide further detailed information about the credit quality of our Commercial, Real Estate and Consumer financing receivables portfolios. For each portfolio, we describe the characteristics of the financing receivables and provide information about collateral, payment performance, credit quality indicators, and impairment. While we provide data on selected credit quality indicators in accordance with the new disclosure requirements of ASC 310-10, we manage these portfolios using delinquency and nonearning data as key performance indicators. The categories used within this section such as impaired loans, troubled debt restructuring and nonaccrual financing receivables are defined by the authoritative guidance and we base our categorization on the related scope and definitions contained in the related standards. The categories of nonearning and delinquent are defined by us and are used in our process for managing our financing receivables. Definitions of these categories are provided below:

Impaired loans are larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Troubled debt restructurings are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

Nonaccrual financing receivables are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Although we stop accruing interest in advance of payments, we recognize interest income as cash is collected when appropriate provided the amount does not exceed that which would have been earned at the historical effective interest rate.

Nonearning financing receivables are a subset of nonaccrual financing receivables for which cash payments are not being received or for which we are on the cost recovery method of accounting (i.e., any payments are accounted for as a reduction of principal). This category excludes loans purchased at a discount (unless they have deteriorated post acquisition).

Delinquent financing receivables are those that are 30 days or more past due based on their contractual terms.

The same financing receivable may meet more than one of the definitions above. Accordingly, these categories are not mutually exclusive and it is possible for a particular loan to meet the definitions of a TDR, impaired loan, nonaccrual loan and nonearning loan and be included in each of these categories in the tables that follow. The categorization of a particular loan also may not be indicative of the potential for loss.

COMMERCIAL

Substantially all of our commercial portfolio comprises secured collateral positions. CLL products include loans and leases collateralized by a wide variety of equipment types, cash flow loans, asset-backed loans and factoring arrangements. Our loans and leases are secured by assets such as heavy machinery, vehicles, medical equipment, corporate aircraft, and office imaging equipment. Cash flow financing is secured by our ability to liquidate the underlying assets of the borrower and the asset-backed loans and factoring arrangements are secured by customer accounts receivable, inventory, and/or machinery and equipment. The portfolios in our Energy Financial Services and GECAS businesses are primarily collateralized by energy generating assets and commercial aircraft, respectively. Our senior secured position and risk management expertise provide loss mitigation against borrowers with weak credit characteristics.

(171)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
(In millions)	December 31, 2010	January 1, 2010(a)	December 31, 2009

CLL(b)
Americas	$86,596	$99,666	$87,496
Europe	37,498	43,403	41,455
Asia	11,943	13,159	13,202
Other	2,626	2,836	2,836

Total CLL	138,663	159,064	144,989

Energy Financial Services	7,011	7,790	7,790

GECAS(b)	12,615	13,254	13,254

Other(c)	1,788	2,614	2,614

Total Commercial financing receivables,

before allowance for losses	$160,077	$182,722	$168,647

Non-impaired financing receivables	$154,257	$177,637	$163,661
General reserves	1,014	1,200	1,102

Impaired loans	5,820	5,085	4,986
Specific reserves	1,031	1,031	1,073

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.
(b)	During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.
(c)	Primarily consisted of loans and financing leases in former consolidated, liquidating securitization entities, which became wholly owned affiliates in December 2010.

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

Commercial	December 31, 2010		December 31, 2009
(In millions)	Over 30 days past due	Over 90 days past due	Over 30 days past due	Over 90 days past due

CLL
Americas	1.3%	0.8%	2.1%	1.5%
Europe	4.2	2.3	5.0	3.0
Asia	2.2	1.4	3.9	3.1
Other	0.7	0.3	1.5	0.8
Total CLL	2.1	1.3	3.1	2.0

Energy Financial Services	0.9	0.8	0.6	0.6

GECAS	–	–	1.2	1.2

Other	5.8	5.5	1.6	1.3

(172)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,463 million of nonaccrual financing receivables at December 31, 2010, $1,016 million are currently paying in accordance with their contractual terms.

Commercial(a)	Nonaccrual financing receivables at			Nonearning financing receivables at
(In millions)	December 31, 2010	January 1, 2010(b)	December 31, 2009	December 31, 2010	January 1, 2010(b)	December 31, 2009

CLL
Americas	$3,206	$3,776	$3,484	$2,571	$3,437	$3,155
Europe	1,415	1,441	1,441	1,241	1,441	1,441
Asia	616	559	576	406	559	576
Other	9	24	24	8	24	24

Total CLL	5,246	5,800	5,525	4,226	5,461	5,196

Energy Financial Services	78	183	183	62	78	78

GECAS	–	153	153	–	153	153

Other	139	95	95	102	72	72

Total	$5,463	$6,231	$5,956	$4,390	$5,764	$5,499

Allowance for losses percentage	37.4%	35.8%	36.5%	46.6%	38.7%	39.6%

(a)	During the first quarter of 2010, we transferred the Consumer business in Italy from Consumer to CLL. Prior period amounts were reclassified to conform to the current-period presentation.
(b)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
(In millions)	Recorded investment in loans	Unpaid principal balance	Average investment in loans	Recorded investment in loans	Unpaid principal balance	Associated allowance	Average investment in loans

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–

Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82

Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)	We recognized $88 million of interest income for the year ended December 31, 2010, principally on a cash basis. A substantial majority of this amount was related to income recognized in our CLL – Americas business.

(173)

Credit Quality Indicators

Substantially all of our Commercial financing receivables portfolio is secured lending and we assess the overall quality of the portfolio based on the potential risk of loss measure. The metric incorporates both the borrower’s credit quality along with any related collateral protection.

Our internal risk ratings process is an important source of information in determining our allowance for losses and represents a comprehensive, statistically validated approach to evaluate risk in our financing receivables portfolios. In deriving our internal risk ratings, we stratify our Commercial portfolios into twenty-one categories of default risk and/or six categories of loss given default to group into three categories: A, B and C. Our process starts by developing an internal risk rating for our borrowers, which are based upon our proprietary models using data derived from borrower financial statements, agency ratings, payment history information, equity prices and other commercial borrower characteristics. We then evaluate the potential risk of loss for the specific lending transaction in the event of borrower default, which takes into account such factors as applicable collateral value, historical loss and recovery rates for similar transactions, and our collection capabilities. Our internal risk ratings process and the models we use are subject to regular monitoring and validation controls. The frequency of rating updates is set by our credit risk policy, which requires annual Audit Committee approval. The models are updated on a regular basis and statistically validated annually, or more frequently as circumstances warrant.

The table below summarizes our Commercial financing receivables by risk category. As described above, financing receivables are assigned one of twenty-one risk ratings based on our process and then these are grouped by similar characteristics into three categories in the table below. Category A is characterized by either high credit quality borrowers or transactions with significant collateral coverage which substantially reduces or eliminates the risk of loss in the event of borrower default. Category B is characterized by borrowers with weaker credit quality than those in Category A, or transactions with moderately strong collateral coverage which minimizes but may not fully mitigate the risk of loss in the event of default. Category C is characterized by borrowers with higher levels of default risk relative to our overall portfolio or transactions where collateral coverage may not fully mitigate a loss in the event of default.

Commercial

	Secured
(In millions)	A	B	C	Total

December 31, 2010

CLL
Americas	$76,977	$4,103	$5,516	$86,596
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other	2,506	66	54	2,626

Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	12,089	277	249	12,615

Other	1,788	–	–	1,788

Total	$144,554	$5,668	$7,900	$158,122

For our secured financing receivables portfolio, our collateral position and ability to work out problem accounts mitigates our losses. Our asset managers have deep industry expertise that enables us to identify the optimum approach to default situations. We price risk premiums for weaker credits at origination, closely monitor changes in creditworthiness through our risk ratings and watch list process, and are engaged early with deteriorating credits to minimize economic loss. Secured financing receivables within risk Category C are predominantly in our CLL businesses and are primarily comprised of senior term lending facilities and factoring programs secured by various asset types including inventory, accounts receivable, cash, equipment and related business facilities as well as franchise finance activities secured by underlying equipment.

(174)

Loans within Category C are reviewed and monitored regularly, and classified as impaired when it is probable that they will not pay in accordance with contractual terms. Our internal risk rating process identifies credits warranting closer monitoring; and as such, these loans are not necessarily classified as nonearning or impaired.

At December 31, 2010, our unsecured Commercial financing receivables portfolio of $208 million, $964 million and $783 million was rated A, B and C, respectively. Substantially all of these financing receivables are attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively.

REAL ESTATE

Our real estate portfolio primarily comprises fixed and floating loans secured by commercial real estate. Our Debt portfolio is underwritten based on the cash flows generated by underlying income-producing commercial properties and secured by first mortgages. Our Business properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
(In millions)	December 31, 2010	January 1, 2010(a)	December 31, 2009

Debt	$30,249	$36,257	$36,565
Business properties	9,962	12,416	8,276

Total Real Estate financing receivables,

before allowance for losses	$40,211	$48,673	$44,841

Non-impaired financing receivables	$30,394	$42,050	$38,323
General reserves	338	498	477

Impaired loans	9,817	6,623	6,518
Specific reserves	1,150	1,038	1,017

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

Real Estate	December 31, 2010		December 31, 2009
(In millions)	Over 30 days past due	Over 90 days past due	Over 30 days past due	Over 90 days past due

Debt	4.3%	4.1%	4.3%	3.0%
Business properties	4.6	3.9	4.4	3.8
Total	4.4	4.0	4.3	3.1

(175)

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $9,719 million of nonaccrual financing receivables at December 31, 2010, $7,888 million are currently paying in accordance with their contractual terms.

Real Estate	Nonaccrual financing receivables at			Nonearning financing receivables at
(In millions)	December 31, 2010	January 1, 2010(a)	December 31, 2009	December 31, 2010	January 1, 2010(a)	December 31, 2009

Debt	$9,039	$6,342	$6,649	$961	$939	$939
Business properties	680	493	388	386	419	313

Total	$9,719	$6,835	$7,037	$1,347	$1,358	$1,252

Allowance for losses percentage	15.3%	22.5%	21.2%	110.5%	113.1%	119.3%

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
(In millions)	Recorded investment in loans	Unpaid principal balance	Average investment in loans	Recorded investment in loans	Unpaid principal balance	Associated allowance	Average investment in loans

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business properties	191	213	141	489	476	143	382

Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)	We recognized $189 million of interest income for the year ended December 31, 2010, principally on a cash basis. A substantial majority of this amount related to our Real Estate–Debt business.

Credit Quality Indicators

Due to the primarily non-recourse nature of our Debt portfolio, loan-to-value ratios provide the best indicators of the credit quality of the portfolio. By contrast, the credit quality of the Business properties portfolio is primarily influenced by the strength of the borrower’s general credit quality, which is reflected in our internal risk rating process, consistent with the process we use for our Commercial portfolio.

(176)

	Loan-to-value ratio
(In millions)	Less than 80%	80% to 95%	Greater than 95%

December 31, 2010

Debt	$12,362	$9,392	$8,495

	Internal Risk Rating
(In millions)	A	B	C

December 31, 2010

Business properties	$8,746	$437	$779

Within Real Estate, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. Collateral values for Real Estate Debt financing receivables are updated at least semi-annually, or more frequently for higher risk loans. A substantial majority of the Real Estate Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate Business properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

Our Consumer portfolio is largely non-U.S. and primarily comprises residential mortgage, sales finance, and auto and personal loans in various European and Asian countries. At December 31, 2010, our U.S. consumer financing receivables included private-label credit card and sales financing for over 51 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 63% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 37% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

(177)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer(a)	Financing receivables at
(In millions)	December 31, 2010	January 1, 2010(b)	December 31, 2009

Non-U.S. residential mortgages	$45,536	$54,921	$54,921
Non-U.S. installment and revolving credit	20,368	23,443	23,443
U.S. installment and revolving credit	43,974	44,008	20,027
Non-U.S. auto	8,877	12,762	12,762
Other	8,306	10,156	10,156
Total Consumer financing receivables,

before allowance for losses	$127,061	$145,290	$121,309

Non-impaired financing receivables	$124,507	$143,593	$119,976
General reserves	3,984	5,488	3,952

Impaired loans	2,554	1,697	1,333
Specific reserves	555	301	235

(a)	During the first quarter of 2010, we transferred the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.
(b)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

Consumer	December 31, 2010		December 31, 2009
(In millions)	Over 30 days past due	Over 90 days past due(a)	Over 30 days past due	Over 90 days past due(a)

Non-U.S. residential mortgages	13.3%	8.4%	13.5%	8.3%
Non-U.S. installment and revolving credit	4.5	1.3	5.4	1.8
U.S. installment and revolving credit	6.2	2.8	9.0	4.3
Non-U.S. auto	3.2	0.5	3.3	0.5
Other	4.2	2.3	5.4	3.0
Total	8.1	4.4	9.4	5.1

(a)	Included $268 million and $236 million of loans at December 31, 2010 and 2009, respectively, which are over 90 days past due and accruing interest. A substantial majority of these loans are covered by third-party mortgage insurance, which provide for payment of principal and interest on the underlying loan.

(178)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

Consumer(a)	Nonaccrual financing receivables at			Nonearning financing receivables at
(In millions)	December 31, 2010	January 1, 2010(b)	December 31, 2009	December 31, 2010	January 1, 2010(b)	December 31, 2009

Non-U.S. residential mortgages	$4,059	$4,352	$4,352	$3,812	$4,331	$4,331
Non-U.S. installment and revolving credit	303	423	423	290	409	409
U.S. installment and revolving credit	1,201	1,624	832	1,201	1,624	832
Non-U.S. auto	48	78	78	48	66	66
Other	600	630	630	478	610	610

Total	$6,211	$7,107	$6,315	$5,829	$7,040	$6,248

Allowance for losses percentage	73.1%	81.5%	66.3%	77.9%	82.2%	67.0%

(a)	During the first quarter of 2010, we transferred the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.
(b)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,554 million (with an unpaid principal balance of $2,244 million) and comprised $106 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,448 million with a specific allowance of $555 million at December 31, 2010. The impaired loans with a specific allowance included $428 million with a specific allowance of $114 million in our Consumer–Other portfolio and $2,020 million with a specific allowance of $441 million across the remaining Consumer business and had an unpaid principal balance and average investment of $2,139 million and $1,771 million, respectively, at December 31, 2010. We recognized $115 million of interest income for the year ended December 31, 2010, principally on a cash basis. A substantial majority of this amount related to income recognized in our Consumer–U.S. installment and revolving credit business.

Credit Quality Indicators

Our Consumer financing receivables portfolio comprises both secured and unsecured lending. Secured financing receivables comprise residential loans and lending to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance, and cash flow loans. Unsecured financing receivables include private-label credit card financing. A substantial majority of these cards are not for general use and are limited to the products and services sold by the retailer. The private label portfolio is diverse with no metropolitan area accounting for more than 6% of the related portfolio.

Non-U.S. residential mortgages

For our secured non-U.S. residential mortgage book, we assess the overall credit quality of the portfolio through loan-to-value ratios (the ratio of the outstanding debt on a property to the value of that property at origination). In the event of default and repossession of the underlying collateral, we have the ability to remarket and sell the properties to eliminate or mitigate the potential risk of loss. The table below provides additional information about our non-U.S. residential mortgages based on loan-to-value ratios.

(179)

	Loan-to-value ratio
(In millions)	80% or less	Greater than 80% to 90%	Greater than 90%

December 31, 2010

Non-U.S. residential mortgages	$25,393	$7,515	$12,628

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 83% and 60%, respectively. We have third-party mortgage insurance for approximately 73% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at December 31, 2010. Such loans were primarily originated in the U.K. and France.

Installment and Revolving Credit

For our unsecured lending products, including the non-U.S. and U.S. installment and revolving credit and non-U.S. auto portfolios, we assess overall credit quality using internal and external credit scores. Our internal credit scores imply a probability of default which we consistently translate into three approximate credit bureau equivalent credit score categories, including (a) 681 or higher which are considered the strongest credits; (b) 615 to 680, considered moderate credit risk; and (c) 614 or less, which are considered weaker credits.

	Internal ratings translated to approximate credit bureau equivalent score
(In millions)	681 or higher	615 to 680	614 or less

December 31, 2010

Non-U.S. installment and revolving credit	$10,298	$5,859	$4,211
U.S. installment and revolving credit	25,940	8,846	9,188
Non-U.S. auto	6,397	1,551	929

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at December 31, 2010, 94% and 6% relate to installment and revolving credit accounts and non-U.S. auto accounts, respectively. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes. During 2008 through 2010, we strengthened our underwriting processes by actively reducing credit lines and approval rates along with increasing our collection efforts to mitigate the potential risk of loss in these portfolios and we have experienced an improvement in nonearning assets.

Consumer–Other

Secured lending in Consumer–Other comprises loans to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance, and cash flow loans. We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At December 31, 2010, Consumer–Other financing receivables of $6,417 million, $822 million and $1,067 million were rated A, B, and C, respectively.

(180)

24. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. These transactions are similar to those used by many financial institutions. Beyond improving returns, these transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are former QSPEs, which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2010 or 2009.

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

(181)

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIEs economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into three main groups, which are further described below:

—

Trinity is a group of sponsored special purpose entities that holds investment securities, the majority of which are investment grade, and are funded by the issuance of GICs. These entities were consolidated in 2003, and ceased issuing new investment contracts beginning in the first quarter of 2010.

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1,508 million to such entities as of December 31, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC is required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of December 31, 2010, the carrying value of the liabilities of these entities’ was $5,690 million and the fair value of their assets was $5,989 million (which included net unrealized losses on investment securities of $690 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

—

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

The financing receivables in these entities have similar risks and characteristics to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other financing receivables; however, the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually the cash flows from these financing receivables must first be used to pay third-party debt holders as well as other expenses of the entity. Excess cash flows are available to GE. The creditors of these entities have no claim on other assets of GE.

—

Other remaining assets and liabilities of consolidated VIEs relate primarily to five categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial real estate, middle-market and equipment loans; we are the collateral manager for these entities; (2) joint ventures that lease light industrial equipment and that hold a limited partnership interest in certain media properties; (3) entities that have executed on-balance sheet securitizations of financial assets and of third-party trade receivables; (4) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE; and (5) other entities that are involved in power generating, leasing and real estate activities.

(182)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

(In millions)	Trinity	(a)	Consolidated Liquidating Securitization Entities	(a)	Securitization QSPEs	(b)(c)	Other	(c)	Total

December 31, 2010
Assets
Financing receivables, net	$–		$–		$33,997		$5,475		$39,472
Investment securities	5,706		–		–		964		6,670
Other assets(d)	283		–		520		3,711		4,514

Total	$5,989		$–		$34,517		$10,150		$50,656

Liabilities
Borrowings(d)	$–		$–		$210		$948		$1,158
Non-recourse borrowings of consolidated securitization entities	–		–		26,554		2,890		29,444
Other liabilities(d)	5,690		–		123		1,882		7,695

Total	$5,690		$–		$26,887		$5,720		$38,297

December 31, 2009
Assets
Financing receivables, net	$–		$2,576		$–		$4,277		$6,853
Investment securities	6,629		–		–		944		7,573
Other assets(d)	716		32		–		1,820		2,568

Total	$7,345		$2,608		$–		$7,041		$16,994

Liabilities
Borrowings(d)	$–		$–		$–		$1,835		$1,835
Non-recourse borrowings of consolidated securitization entities	–		2,424		–		684		3,108
Other liabilities(d)	8,519		80		–		1,689		10,288

Total	$8,519		$2,504		$–		$4,208		$15,231

(a)	Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP. During 2010, the capital structure of the consolidated liquidating securitization entities changed and they are now consolidated under the voting interest model.
(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.
(c)	In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $936 million at December 31, 2010 and $2,088 million at December 31, 2009.
(d)	Other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

GECS revenues from services from our consolidated VIEs were $6,914 million in 2010. Related expenses consisted primarily of provisions for losses of $1,596 million and interest and other financial charges of $767 million in 2010. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

(183)

The gross financing receivables and outstanding debt, which is substantially all non-recourse, in Securitization QSPEs at December 31, 2010 and December 31, 2009 is provided below.

(In millions)	Credit card receivables	Real estate	Equipment	(a)	Other	(b)	Total

December 31, 2010
Asset amount outstanding	$21,636	$4,433	$7,645		$1,981		$35,695
Outstanding debt	12,824	4,301	6,669		2,970		26,764

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414		$3,528		$46,896
Outstanding debt	18,799	7,367	9,312		4,206		39,684

(a)	Included floorplan receivables.
(b)	Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would exceed the outstanding debt shown.

Investments in Unconsolidated Variable Interest Entities

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

Unconsolidated VIEs at December 31, 2010 include our non-controlling stake in PTL ($5,790 million); investments in real estate entities ($2,071 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; debt investment fund ($1,877 million); and exposures to joint ventures that purchase factored receivables ($1,596 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The largest unconsolidated VIE with which we are involved is PTL, which is a truck rental and leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008 were $7,444 million and $1,339 million, respectively. As part of our strategy to reduce our investment in the equipment management market, we reduced our partnership interest in PTL from 79% at December 31, 2005 to 50.9% at December 31, 2008 through a series of dispositions to Penske Truck Leasing Corporation (PTLC), the general partner of PTL, and an entity affiliated with PTLC. In addition, in the first quarter of 2009, we sold a 1% partnership interest in PTL, a previously consolidated VIE, to PTLC. The disposition of this partnership interest, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The transaction price was determined on an arm’s-length basis and GE obtained a fairness opinion from a third-party financial advisor because of the related party nature of the transaction. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value of our retained interest reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At December 31, 2010, our remaining investment in PTL of $5,790 million comprised a 49.9% partnership interest of $935 million and loans and advances of $4,855 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

(184)

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at December 31, 2010 and 2009 follow.

	At
(In millions)	December 31, 2010	December 31, 2009

Other assets and investment securities	$10,375	$8,911
Financing receivables – net	2,240	769

Total investment	12,615	9,680
Contractual obligations to fund new investments	1,990	1,396

Total	$14,605	$11,076

In addition to the entities included in the table above, we also hold passive investments in RMBS, CMBS and ABS issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

NOTE 25. COMMITMENTS AND GUARANTEES

Commitments

In our Aviation business of Technology Infrastructure, we had committed to provide financing assistance on $1,128 million of future customer acquisitions of aircraft equipped with our engines, including commitments made to airlines in 2010 for future sales under our GE90 and GEnx engine campaigns. The GECAS business of GE Capital had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $14,574 million and secondary orders with airlines for used aircraft of approximately $790 million at December 31, 2010.

As of December 31, 2010, NBC Universal had certain commitments to acquire film and television programming. On January 28, 2011, we transferred the NBCU business to a newly formed entity and, as a result, these commitments are no longer ours. See Note 2 for further discussion of the NBCU transaction.

Product Warranties

We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience – claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

(In millions)	2010	2009	2008

Balance at January 1	$1,641	$1,675	$1,541
Current-year provisions	583	780	1,038
Expenditures(a)	(710)	(794)	(917)
Other changes	(17)	(20)	13

Balance at December 31	$1,497	$1,641	$1,675

(a)	Primarily related to Technology Infrastructure and Energy Infrastructure.

(185)

Guarantees

At December 31, 2010, we were committed under the following guarantee arrangements beyond those provided on behalf of QSPEs and VIEs. See Note 24.

—

Credit Support. We have provided $8,327 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, or possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $53 million at December 31, 2010.

—

Indemnification Agreements. These are agreements that require us to fund up to $228 million at December 31, 2010 under residual value guarantees on a variety of leased equipment. Under most of our residual value guarantees, our commitment is secured by the leased asset. The liability for these indemnification agreements was $47 million at December 31, 2010. We also had $2,502 million of other indemnification commitments, substantially all of which relate to standard representations and warranties in sales of businesses or assets.

—

Contingent Consideration. These are agreements to provide additional consideration to a buyer or seller in a business combination if contractually specified conditions related to the acquisition or disposition are achieved. Adjustments to the proceeds from our sale of GE Money Japan are further discussed in Note 2. All other potential payments related to contingent consideration are insignificant.

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

NOTE 26. SUPPLEMENTAL CASH FLOWS INFORMATION

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets and adjustments to assets. GECS had non-cash transactions related to foreclosed properties and repossessed assets totaling $1,915 million and $1,364 million in 2010 and 2009, respectively. In 2008, GE received $300 million (12.7 million shares) worth of its shares in connection with the disposition of NBC Universal’s 57% interest in the Sundance Channel.

(186)

Certain supplemental information related to GE and GECS cash flows is shown below.

December 31 (In millions)	2010	2009	2008

GE
Net dispositions (purchases) of GE shares for treasury
Open market purchases under share repurchase program	$(1,715)	$(85)	$(3,222)
Other purchases	(77)	(129)	(286)
Dispositions	529	837	2,259

	$(1,263)	$623	$(1,249)

GECS
All other operating activities
Net change in other assets	$28	$(344)	$(1,370)
Amortization of intangible assets	654	906	981
Realized losses on investment securities	91	473	1,260
Cash collateral on derivative contracts	–	(6,858)	7,769
Change in other liabilities	(3,397)	(4,919)	(3,238)
Other	4,486	578	3,248

	$1,862	$(10,164)	$8,650

Net decrease (increase) in GECS financing receivables
Increase in loans to customers	$(310,581)	$(278,536)	$(409,308)
Principal collections from customers – loans	331,214	283,743	361,384
Investment in equipment for financing leases	(10,225)	(9,509)	(21,671)
Principal collections from customers – financing leases	15,118	17,460	20,159
Net change in credit card receivables	(4,559)	(28,534)	(34,691)
Sales of financing receivables	5,331	58,555	67,093

	$26,298	$43,179	$(17,034)

All other investing activities
Purchases of securities by insurance activities	$(1,712)	$(3,106)	$(4,190)
Dispositions and maturities of securities by insurance activities	3,136	3,962	4,690
Other assets – investments	2,690	(258)	(228)
Change in other receivables	482	821	3,313
Other	2,805	(2,655)	2,867

	$7,401	$(1,236)	$6,452

Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	$2,496	$5,801	$34,445
Long-term (longer than one year)	35,474	75,216	81,614
Proceeds – non-recourse, leveraged lease	–	48	113

	$37,970	$81,065	$116,172

Repayments and other reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	$(95,170)	$(77,444)	$(65,958)
Long-term (longer than one year)	(1,792)	(5,217)	(462)
Principal payments – non-recourse, leveraged lease	(638)	(680)	(637)

	$(97,600)	$(83,341)	$(67,057)

All other financing activities
Proceeds from sales of investment contracts	$5,339	$7,840	$11,433
Redemption of investment contracts	(8,647)	(10,713)	(13,304)
Other	(9)	182	9

	$(3,317)	$(2,691)	$(1,862)

(187)

NOTE 27. INTERCOMPANY TRANSACTIONS

Effects of transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GECS dividends to GE or capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECS columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in GE customer receivables sold to GECS of $81 million, $(157) million and $90 million have been eliminated from consolidated cash from operating and investing activities at December 31, 2010, 2009 and 2008, respectively. Capital contributions from GE to GECS of $9,500 million and $5,500 million have been eliminated from consolidated cash from investing and financing activities at December 31, 2009 and 2008, respectively. There were no such capital contributions at December 31, 2010. GECS dividends to GE of $2,351 million have been eliminated from consolidated cash from operating and financing activities at December 31, 2008. There were no such dividends at December 31, 2010 and 2009, respectively. Eliminations of intercompany borrowings (includes GE investment in GECS short-term borrowings, such as commercial paper) of $293 million, $715 million and $(471) million have been eliminated from financing activities at December 31, 2010, 2009 and 2008, respectively. Other reclassifications and eliminations of $(205) million, $741 million and $(188) million have been eliminated from consolidated cash from operating activities and $107 million, $(817) million and $(320) million have been eliminated from consolidated cash from investing activities at December 31, 2010, 2009 and 2008, respectively.

NOTE 28. OPERATING SEGMENTS

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

Effective January 1, 2010, we reorganized our segments to better align our Consumer & Industrial and Energy businesses for growth. As a result of this reorganization, we created a new segment called Home & Business Solutions that includes the Appliances and Lighting businesses from our previous Consumer & Industrial segment and the retained portion of the GE Fanuc Intelligent Platforms business of our previous Enterprise Solutions business (formerly within our Technology Infrastructure segment). In addition, the Industrial business of our previous Consumer & Industrial segment and the Sensing & Inspection Technologies and Digital Energy businesses of Enterprise Solutions are now part of the Energy business within the Energy Infrastructure segment. The Security business of Enterprise Solutions is reported in Corporate Items and Eliminations prior to its sale in the first quarter of 2010. Also, effective January 1, 2010, the Capital Finance segment was renamed GE Capital and includes all of the continuing operations of General Electric Capital Corporation. In addition, the Transportation Financial Services business, previously reported in GECAS, is included in CLL and our Consumer business in Italy, previously reported in Consumer, is included in CLL.

A description of our operating segments as of December 31, 2010, can be found below, and details of segment profit by operating segment can be found in the Summary of Operating Segments table in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(188)

Energy Infrastructure

Power plant products and services, including design, installation, operation and maintenance services are sold into global markets. Gas, steam and aeroderivative turbines, generators, combined cycle systems, controls and related services, including total asset optimization solutions, equipment upgrades and long-term maintenance service agreements are sold to power generation and other industrial customers. Renewable energy solutions include wind turbines and solar technology. Water treatment services and equipment include specialty chemical treatment programs, water purification equipment, mobile treatment systems and desalination processes. Energy offers integrated solutions using sensors for temperature, pressure, moisture, gas and flow rate as well as non-destructive testing inspection equipment, including radiographic, ultrasonic, remote visual and eddy current. In addition, it provides protection and control, communications, power sensing and power quality products and services that increase the reliability of electrical power networks and critical equipment and offering wireless data transmission. Electrical equipment and control products include power panels, switchgear and circuit breakers.

The Oil & Gas business sells surface and subsea drilling and production systems including blowout preventers, equipment for floating production platforms, compressors, turbines, turboexpanders and high pressure reactors to national, international and independent oil and gas companies. Services include equipment overhauls and upgrades, pipeline inspection and integrity services, remote monitoring and diagnostic, and contractual service agreements.

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

Healthcare products include diagnostic imaging systems such as Magnetic Resonance (MR), Computed Tomography (CT) and Positron Emission Tomography (PET) scanners, X-ray, nuclear imaging, digital mammography, and Molecular Imaging technologies. Healthcare-manufactured technologies include patient and resident monitoring, diagnostic cardiology, ultrasound, bone densitometry, anesthesiology and oxygen therapy, and neonatal and critical care devices. Related services include equipment monitoring and repair, information technologies and customer productivity services. Products also include diagnostic imaging agents used in medical scanning procedures, drug discovery, biopharmaceutical manufacturing and purification, and tools for protein and cellular analysis for pharmaceutical and academic research, including a pipeline of precision molecular diagnostics in development for neurology, cardiology and oncology applications. Products and services are sold worldwide to hospitals, medical facilities, pharmaceutical and biotechnology companies, and to the life science research market.

Transportation products and maintenance services include diesel electric locomotives, transit propulsion equipment, motorized wheels for off-highway vehicles, gearing technology for wind turbines, drill motors, marine and stationary power generation, railway signaling and office systems.

Effective January 1, 2011, we reorganized the Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. Results for 2010 and prior periods are reported on the basis under which we managed our businesses in 2010 and do not reflect the January 1, 2011 reorganization.

NBC Universal

Principal businesses are the broadcast of U.S. network television, production and distribution of films and television programs, operation of television stations, operation of cable/satellite television networks around the world, operation of theme parks, and investment and programming activities in digital media and the Internet.

(189)

Prior to September 2010, we owned 80% of NBCU and Vivendi owned 20%. In September 2010, we acquired approximately 38% of Vivendi’s 20% ownership interest in NBCU (7.7% of NBCU’s outstanding shares). Prior to and in connection with the transaction with Comcast, we acquired the remaining Vivendi interest in NBCU (12.3% of NBCU’s outstanding shares). On January 28, 2011, we transferred the assets of the NBCU business and Comcast transferred certain of its assets comprising cable networks, regional sports networks, certain digital properties and certain unconsolidated investments to a newly formed entity, NBCU LLC. In connection with the transaction, we received cash of $6,197 million from Comcast and a 49% interest in NBCU LLC. Comcast holds the remaining 51% interest in NBCU LLC. We will account for our investment in NBCU LLC under the equity method.

GE Capital

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

(190)

Home & Business Solutions

Products include major appliances and related services for products such as refrigerators, freezers, electric and gas ranges, cooktops, dishwashers, clothes washers and dryers, microwave ovens, room air conditioners, residential water systems for filtration, softening and heating, and hybrid water heaters. These products are distributed both to retail outlets and direct to consumers, mainly for the replacement market, and to building contractors and distributors for new installations. Lighting products include a wide variety of lamps and lighting fixtures, including light-emitting diodes. Plant automation hardware, software and embedded computing systems including controllers, embedded systems, advanced software, motion control, operator interfaces and industrial computers are also provided by Home & Business Solutions. Products and services are sold in North America and in global markets under various GE and private-label brands.

Revenues

	Total revenues(a)			Intersegment revenues(b)			External revenues
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Energy Infrastructure	$37,514	$40,648	$43,046	$316	$633	$1,098	$37,198	$40,015	$41,948
Technology
Infrastructure	37,860	38,517	41,605	250	304	372	37,610	38,213	41,233
NBC Universal	16,901	15,436	16,969	105	71	89	16,796	15,365	16,880
GE Capital	47,040	49,746	67,645	1,207	1,469	1,708	45,833	48,277	65,937
Home & Business
Solutions	8,648	8,443	10,117	49	33	68	8,599	8,410	10,049
Corporate items
and eliminations	2,248	2,488	2,199	(1,927)	(2,510)	(3,335)	4,175	4,998	5,534

Total	$150,211	$155,278	$181,581	$–	$–	$–	$150,211	$155,278	$181,581

(a)	Revenues of GE businesses include income from sales of goods and services to customers and other income.
(b)	Sales from one component to another generally are priced at equivalent commercial selling prices.

Revenues from customers located in the United States were $70,506 million, $72,240 million and $85,012 million in 2010, 2009 and 2008, respectively. Revenues from customers located outside the United States were $79,705 million, $83,038 million and $96,569 million in 2010, 2009 and 2008, respectively.

(191)

	Assets(a)(b)			Property, plant and equipment additions(c)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Energy Infrastructure	$38,606	$36,663	$36,973	$954	$1,012	$1,382	$911	$994	$973
Technology
Infrastructure	51,474	50,245	51,863	789	812	1,247	1,643	1,496	1,343
NBC Universal	33,792	32,282	33,781	286	282	131	–	345	354
GE Capital	575,908	607,707	627,501	7,674	6,440	15,325	8,375	9,177	10,226
Home & Business
Solutions	4,280	4,955	4,908	229	201	195	354	366	342
Corporate items
and eliminations	47,156	50,049	42,815	(111)	(79)	349	479	297	299

Total	$751,216	$781,901	$797,841	$9,821	$8,668	$18,629	$11,762	$12,675	$13,537

(a)	Assets of discontinued operations are included in Corporate items and eliminations for all periods presented.
(b)	Total assets of the Energy Infrastructure, Technology Infrastructure, GE Capital and Home & Business Solutions operating segments at December 31, 2010, include investment in and advances to associated companies of $667 million, $856 million, $25,662 million and $430 million, respectively. Investments in and advances to associated companies contributed approximately $58 million, $40 million, $284 million, $2,035 million and $30 million to segment pre-tax income of Energy Infrastructure, Technology Infrastructure, NBC Universal, GE Capital and Home & Business Solutions operating segments, respectively, for the year ended December 31, 2010. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $198,571 million, primarily financing receivables of $97,561 million; total liabilities of $152,812 million, primarily bank deposits of $75,661 million; revenues totaling $15,659 million; and net earnings totaling $2,895 million.
(c)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

	Interest and other financial charges			Provision (benefit) for income taxes
(In millions)	2010	2009	2008	2010	2009	2008

GE Capital	$14,924	$17,491	$24,570	$(932)	$(3,812)	$(2,137)
Corporate items and eliminations(a)	1,059	818	1,188	1,982	2,664	3,239

Total	$15,983	$18,309	$25,758	$1,050	$(1,148)	$1,102

(a)	Included amounts for Energy Infrastructure, Technology Infrastructure, NBC Universal and Home & Business Solutions for which our measure of segment profit excludes interest and other financial charges and income taxes.

Property, plant and equipment – net associated with operations based in the United States were $17,596 million, $19,798 million and $27,667 million at year-end 2010, 2009 and 2008, respectively. Property, plant and equipment – net associated with operations based outside the United States were $48,618 million, $49,172 million and $50,861 million at year-end 2010, 2009 and 2008, respectively.

192

NOTE 29. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions; per-share amounts in dollars)	2010	2009	2010	2009	2010	2009	2010	2009

Consolidated operations
Earnings from continuing operations	$2,370	$2,934	$3,340	$2,673	$3,289	$2,441	$4,159	$3,095
Earnings (loss) from discontinued operations	(374)	(20)	(133)	29	(1,077)	53	605	20

Net earnings	1,996	2,914	3,207	2,702	2,212	2,494	4,764	3,115
Less net earnings attributable to noncontrolling interests	(52)	(85)	(97)	(12)	(157)	(1)	(229)	(102)

Net earnings attributable to the Company	1,944	2,829	3,110	2,690	2,055	2,493	4,535	3,013
Preferred stock dividends declared	(75)	(75)	(75)	(75)	(75)	(75)	(75)	(75)

Net earnings attributable to GE common shareowners	$1,869	$2,754	$3,035	$2,615	$1,980	$2,418	$4,460	$2,938

Per-share amounts – earnings from continuing operations
Diluted earnings per share	$0.21	$0.26	$0.30	$0.24	$0.29	$0.22	$0.36	$0.27
Basic earnings per share	0.21	0.26	0.30	0.24	0.29	0.22	0.36	0.27
Per-share amounts – earnings (loss) from discontinued operations
Diluted earnings per share	(0.04)	–	(0.01)	–	(0.10)	–	0.06	–
Basic earnings per share	(0.04)	–	(0.01)	–	(0.10)	–	0.06	–
Per-share amounts – net earnings
Diluted earnings per share	0.17	0.26	0.28	0.25	0.18	0.23	0.42	0.28
Basic earnings per share	0.17	0.26	0.28	0.25	0.18	0.23	0.42	0.28

Selected data
GE
Sales of goods and services	$23,509	$24,023	$24,403	$26,013	$23,593	$25,123	$28,715	$28,298
Gross profit from sales	6,146	6,013	7,294	7,234	6,974	6,560	8,278	7,886
GECS
Total revenues	12,796	14,278	12,790	12,943	12,099	12,325	12,814	13,112
Earnings from continuing operations attributable to the Company	523	978	767	144	804	120	1,036	73

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

(193)

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant (As of February 1, 2011)

Name	Position	Age	Date assumed Executive Officer Position

Jeffrey R. Immelt	Chairman of the Board and Chief Executive Officer	54	January 1997
Kathryn A. Cassidy	Senior Vice President and GE Treasurer	56	March 2003
Pamela Daley	Senior Vice President, Corporate Business Development	58	July 2004
Brackett B. Denniston III	Senior Vice President and General Counsel	63	February 2004
John Krenicki, Jr.	Vice Chairman of General Electric Company; President & CEO, GE Energy Infrastructure	48	July 2008
John F. Lynch	Senior Vice President, Human Resources	58	January 2007
Jamie S. Miller	Vice President, Controller and Chief Accounting Officer	42	April 2008
Michael A. Neal	Vice Chairman of General Electric Company; President & CEO, GE Capital	57	September 2002
John G. Rice	Vice Chairman of General Electric Company; President & CEO, Global Growth & Operations	54	September 1997
Keith S. Sherin	Vice Chairman of General Electric Company and Chief Financial Officer	52	January 1999

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Corporate Governance” and “Board of Directors and Committees” in our definitive proxy statement for our 2011 Annual Meeting of Shareowners to be held April 27, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the 2011 Proxy Statement).

Item 11. Executive Compensation.

Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2010 Summary Compensation Table,” “2010 Grants of Plan-Based Awards,” “2010 Outstanding Equity Awards at Fiscal Year-End,” “2010 Option Exercises and Stock Vested,” “2010 Pension Benefits,” “2010 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination” and “2010 Non-management Directors’ Compensation” in the 2011 Proxy Statement.

(194)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to “Information on Stock Ownership” in the 2011 Proxy Statement. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is provided in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to “Related Person Transactions” and “Corporate Governance” in the 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to “Independent Auditor” in the 2011 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)1. Financial Statements

Included in Part II of this report:

Statement of Earnings for the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2010, 2009 and 2008
Statement of Financial Position at December 31, 2010 and 2009
Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Management’s Annual Report on Internal Control Over Financial Reporting
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

(195)

(a)3. Exhibit Index

2(a)	Master Agreement dated as of December 3, 2009 by and among General Electric Company, NBC Universal, Inc., Comcast Corporation and Navy, LLC. (Incorporated by reference to Exhibit 2(a) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2009).

2(b)	Form of Amended and Restated Limited Liability Company Agreement of Navy, LLC. (Incorporated by reference to Exhibit 2(b) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2009).

3(a)	The Certificate of Incorporation, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

3(ii)	The By-Laws, as amended, of General Electric Company (Incorporated by reference to Exhibit 3(ii) of General Electric’s Current Report on Form 8-K dated February 14, 2011 (Commission file number 001-00035)).

4(a)	Amended and Restated General Electric Capital Corporation (GECC) Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(b)	Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707 (Commission file number 001-06461)).

4(c)	First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479 (Commission file number 001-06461)).

4(d)	Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No.1 to Registration Statement on Form S-3, File No. 333-40880 (Commission file number 001-06461)).

4(e)	Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to GECC’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, File No. 333-100527 (Commission file number 001-06461)).

4(f)	Fourth Supplemental Indenture dated as of August 24, 2007, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(g) to GECC’s Registration Statement on Form S-3, File number 333-156929 (Commission file number 001-06461)).

4(g)	Fifth Supplemental Indenture dated as of December 2, 2008, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Registration Statement on Form S-3, File number 333-156929 (Commission file number 001-06461)).

4(h)	Sixth Supplemental Indenture dated as of April 2, 2009, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(h) to GECC’s Annual Report on Form 10-K (Commission file number 001-06461) for the fiscal year ended December 31, 2009.

(196)

4(i)	Senior Note Indenture dated as of January 1, 2003, between General Electric and The Bank of New York, as trustee for the senior debt securities (Incorporated by reference to Exhibit 4(a) to General Electric’s Current Report on Form 8-K filed on January 29, 2003 (Commission file number 001-00035)).

4(j)	Form of GECC Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(r) to GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(k)	Form of GECC Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(s) to the GECC’s Registration Statement on Form S-3, File No. 333-156929 (Commission file number 001-06461)).

4(l)	Form of LIBOR Floating Rate Note (Incorporated by reference to Exhibit 4 of General Electric’s Current Report on Form 8-K dated October 29, 2003 (Commission file number 001-00035)).

4(m)	Ninth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital U.K. Funding and The Bank of New York Mellon and The Bank of New York Mellon (Luxembourg) S.A., as fiscal and paying agents, dated as of April 6, 2010 (Incorporated by reference to Exhibit 4(i) to GECC’s Annual Report on Form 10-K (Commission file number 001-06461) for the fiscal year ended December 31, 2010).

4(n)	Indenture dated December 1, 2005, between General Electric and The Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K filed on December 9, 2005 (Commission file number 001-00035)).

4(o)	Form of 5.250% Note due 2017 (Incorporated by referenced to Exhibit 4(b) of General Electric’s Current Report on Form 8-K filed on December 5, 2007 (Commission file number 001-00035)).

4(p)	Letter from the Senior Vice President and Chief Financial Officer of General Electric to GECC dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807 (Commission file number 001-06461)).

4(q)	Form of Warrants issued on October 16, 2008 (Incorporated by reference to Exhibit 4(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

4(r)	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

(10)	Except for 10(u)-10(z) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

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

(197)

(c)	General Electric Supplemental Life Insurance Program, as amended February 8, 1991 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1990).

(d)	General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2002).

(e)	General Electric Leadership Life Insurance Program, effective January 1, 1994 (Incorporated by reference to Exhibit 10(r) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1993).

(f)	General Electric 1996 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit A to the General Electric Proxy Statement for its Annual Meeting of Shareowners held on April 24, 1996 (Commission file number 001-00035)).

(g)	General Electric Supplementary Pension Plan, as amended effective January 1, 2011.*

(h)	General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of January 1, 2009 (Incorporated by reference to Exhibit 10(h) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(i)	Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2004).

(j)	GE Retirement for the Good of the Company Program, as amended effective January 1, 2009 (Incorporated by reference to Exhibit 10(j) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008.

(k)	GE Excess Benefits Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10(k) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(l)	General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(l) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(m)	General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

(n)	Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(n) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(o)	Form of Agreement for Annual Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(o) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

(198)

	(p)	Form of Agreement for Periodic Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.4 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

	(q)	Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.5 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

	(r)	Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.6 of General Electric’s Current Report on Form 8-K dated April 27, 2007 (Commission file number 001-00035)).

	(s)	First Restatement of the General Electric International Employee Stock Purchase Plan effective May 1, 2002 (Incorporated by reference to Exhibit 4.1 to General Electric’s Registration Statement on Form S-8, File No. 333-163106 (Commission file number 001-00035)).

	(t)	Form of Agreement for Long Term Performance Award Grants to Executive Officers under the General Electric Company 2007 Long-term Incentive Plan (Incorporated by reference to Exhibit 10 of General Electric’s Current Report on Form 8-K dated February 12, 2010 (Commission file number 001-00035)).

	(u)	Stock Purchase Agreement dated as of December 3, 2009 between General Electric Company and Vivendi S.A. (Incorporated by reference to Exhibit 10(t) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2009).

	(v)	Commitment Letter dated as of December 3, 2009 among NBC Universal, Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Credit Partners L.P., Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC, Bank of America, N.A. and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 10(u) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2009).

	(w)	Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between the Registrant and General Electric Capital Corporation (Incorporated by reference to Exhibit 10(b) to General Electric Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 001-06461)).

	(x)	Three-Year Credit Agreement dated March 19, 2010 among NBC Universal, Inc., the Financial Institutions Party Thereto JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Lender, Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents and Bank of America, N.A. and Citigroup Global Markets Inc., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to General Electric’s Current Report on Form 8-K dated March 19, 2010 (Commission file number 001-00035)).

	(y)	Bridge Loan Agreement dated March 19, 2010 among NBC Universal, Inc. and the Financial Institutions Party Thereto JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents and Bank of America, N.A. and Citigroup Global Markets Inc., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.2 to General Electric’s Current Report on Form 8-K dated March 19, 2010 (Commission file number 001-00035)).

	(z)	Time Sharing Agreement dated November 22, 2010 between General Electric Company and Jeffrey R. Immelt.*

(11)	Statement re Computation of Per Share Earnings.**

(199)

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)	Eligible Entity Designation Agreement among the Federal Deposit Insurance Corporation, General Electric Capital Corporation and General Electric Company (Incorporated by reference to Exhibit 99(a) to General Electric’s Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 2008).

99(b)	Securities Purchase Agreement, dated October 10, 2008, between General Electric Company and Berkshire Hathaway Inc. (Incorporated by reference to Exhibit 10(a) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

99(c)	Form of letter agreement between General Electric Company and each of Jeffrey R. Immelt and Keith S. Sherin (Incorporated by reference to Exhibit 10(b) of General Electric’s Current Report on Form 8-K dated October 20, 2008 (Commission file number 001-00035)).

99(d)	Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1992).

99(e)	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to General Electric Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 001-06461)).

(101)	The following materials from General Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Statement of Changes in Shareowners’ Equity for the years ended December 31, 2010, 2009 and 2008, (iii) Statement of Financial Position at December 31, 2010 and 2009, (iv) Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements.***

*	Filed electronically herewith.

**	Information required to be presented in Exhibit 11 is provided in Note 20 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

(200)

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(201)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2010, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Town of Fairfield and State of Connecticut on the 25th day of February 2011.

General Electric Company

(Registrant)

By	/s/ Keith S. Sherin
Keith S. Sherin
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

(202)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Keith S. Sherin	Principal Financial Officer	February 25, 2011
Keith S. Sherin Vice Chairman and Chief Financial Officer

	/s/ Jamie S. Miller	Principal Accounting Officer	February 25, 2011
Jamie S. Miller Vice President and Controller

	Jeffrey R. Immelt*	Chairman of the Board of Directors (Principal Executive Officer)

	W. Geoffrey Beattie*	Director
	James I. Cash, Jr.*	Director
	William M. Castell*	Director
	Ann M. Fudge*	Director
	Susan Hockfield*	Director
	Andrea Jung*	Director
	Alan G. Lafley*	Director
	Robert W. Lane*	Director
	Ralph S. Larsen*	Director
	Rochelle B. Lazarus*	Director
	James J. Mulva*	Director
	Sam Nunn*	Director
	Roger S. Penske*	Director
	Robert J. Swieringa*	Director
	James S. Tisch*	Director
	Douglas A. Warner III*	Director

A majority of the Board of Directors

*By	/s/ Michael R. McAlevey
Michael R. McAlevey Attorney-in-fact February 25, 2011

(203)