Form 10-Q
period 2011-03-31
GENERAL ELECTRIC CO
filed 2011-05-06
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011 OR

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

There were 10,605,447,000 shares of common stock with a par value of $0.06 per share outstanding at April 3, 2011.

(1)

General Electric Company

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); potential financial implications from the Japanese natural disaster; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the adequacy of our cash flow and earnings and other conditions which may affect our ability to pay our quarterly dividend at the planned level; the level of demand and financial performance of the major industries we serve, including, without limitation, air and rail transportation, energy generation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Company and consolidated affiliates

Condensed Statement of Earnings

	Three months ended March 31 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions, except share amounts)	2011	2010	2011	2010	2011	2010

Revenues
Sales of goods	$14,489	$13,765	$14,489	$13,489	$42	$281
Sales of services	7,502	9,908	7,613	10,020	–	–
Other income	3,626	350	3,665	376	–	–
GECS earnings from continuing operations	–	–	1,806	515	–	–
GECS revenues from services	12,831	12,181	–	–	13,112	12,489
Total revenues	38,448	36,204	27,573	24,400	13,154	12,770

Costs and expenses
Cost of goods sold	11,816	10,572	11,818	10,311	40	265
Cost of services sold	4,883	6,940	4,994	7,052	–	–
Interest and other financial charges	3,879	4,023	355	343	3,667	3,800
Investment contracts, insurance losses and
insurance annuity benefits	736	747	–	–	769	787
Provision for losses on financing receivables	1,163	2,187	–	–	1,163	2,187
Other costs and expenses	8,536	8,928	3,416	3,537	5,264	5,566
Total costs and expenses	31,013	33,397	20,583	21,243	10,903	12,605

Earnings from continuing operations
before income taxes	7,435	2,807	6,990	3,157	2,251	165
Benefit (provision) for income taxes	(3,927)	(443)	(3,513)	(788)	(414)	345
Earnings from continuing operations	3,508	2,364	3,477	2,369	1,837	510
Earnings (loss) from discontinued operations,
net of taxes	19	(366)	19	(366)	19	(363)
Net earnings	3,527	1,998	3,496	2,003	1,856	147
Less net earnings (loss) attributable to
noncontrolling interests	94	53	63	58	31	(5)
Net earnings attributable to the Company	3,433	1,945	3,433	1,945	1,825	152
Preferred stock dividends declared	(75)	(75)	(75)	(75)	–	–
Net earnings attributable to GE common
shareowners	$3,358	$1,870	$3,358	$1,870	$1,825	$152

Amounts attributable to the Company
Earnings from continuing operations	$3,414	$2,311	$3,414	$2,311	$1,806	$515
Earnings (loss) from discontinued operations,
net of taxes	19	(366)	19	(366)	19	(363)
Net earnings attributable to the Company	$3,433	$1,945	$3,433	$1,945	$1,825	$152

Per-share amounts
Earnings from continuing operations
Diluted earnings per share	$0.31	$0.21
Basic earnings per share	$0.31	$0.21

Net earnings
Diluted earnings per share	$0.31	$0.17
Basic earnings per share	$0.32	$0.17

Dividends declared per common share	$0.14	$0.10

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(3)

General Electric Company and consolidated affiliates
Condensed Statement of Financial Position
	Consolidated		GE(a)		Financial Services (GECS)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions, except share amounts)	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash and equivalents	$82,173	$78,949	$15,491	$19,241	$67,256	$60,263
Investment securities	44,889	43,938	19	19	44,872	43,921
Current receivables	17,867	18,621	11,555	10,383	–	–
Inventories	13,327	11,526	13,264	11,460	63	66
Financing receivables – net	301,102	308,512	–	–	308,352	317,734
Other GECS receivables	8,788	8,962	–	–	14,004	14,310
Property, plant and equipment – net	67,504	66,212	13,198	12,444	54,306	53,768
Investment in GECS	–	–	72,104	68,984	–	–
Goodwill	67,920	64,388	40,161	36,880	27,759	27,508
Other intangible assets – net	11,292	9,972	9,409	8,088	1,883	1,884
All other assets	106,234	96,342	34,819	17,454	72,470	79,240
Assets of businesses held for sale	1,587	36,887	–	33,760	1,587	3,127
Assets of discontinued operations	5,154	6,912	50	50	5,104	6,862
Total assets(b)	$727,837	$751,221	$210,070	$218,763	$597,656	$608,683

Liabilities and equity
Short-term borrowings	$110,347	$117,959	$686	$456	$110,603	$118,797
Accounts payable, principally trade accounts	15,747	14,656	12,101	11,620	8,372	7,035
Progress collections and price adjustments accrued	10,488	11,142	11,093	11,841	–	–
Other GE current liabilities	16,531	12,959	16,531	12,959	–	–
Non-recourse borrowings of consolidated
securitization entities	29,300	30,060	–	–	29,300	30,060
Bank deposits	39,397	37,298	–	–	39,397	37,298
Long-term borrowings	287,642	293,323	9,695	9,656	278,792	284,407
Investment contracts, insurance liabilities
and insurance annuity benefits	29,768	29,582	–	–	30,363	29,993
All other liabilities	58,876	58,839	38,880	37,815	20,068	21,122
Deferred income taxes	1,297	2,845	(3,689)	(4,237)	4,986	7,082
Liabilities of businesses held for sale	550	16,047	–	15,455	550	592
Liabilities of discontinued operations	2,105	2,313	162	164	1,943	2,149
Total liabilities(b)	602,048	627,023	85,459	95,729	524,374	538,535

Preferred stock (30,000 shares outstanding at
both March 31, 2011 and December 31, 2010)	–	–	–	–	–	–
Common stock (10,605,447,000 and 10,615,376,000
shares outstanding at March 31, 2011 and
December 31, 2010, respectively)	702	702	702	702	1	1
Accumulated other comprehensive income – net(c)
Investment securities	(826)	(636)	(826)	(636)	(827)	(639)
Currency translation adjustments	2,430	(86)	2,430	(86)	142	(1,411)
Cash flow hedges	(1,352)	(1,280)	(1,352)	(1,280)	(1,351)	(1,281)
Benefit plans	(15,253)	(15,853)	(15,253)	(15,853)	(381)	(380)
Other capital	36,783	36,890	36,783	36,890	27,627	27,626
Retained earnings	133,003	131,137	133,003	131,137	46,893	45,068
Less common stock held in treasury	(31,952)	(31,938)	(31,952)	(31,938)	–	–

Total GE shareowners’ equity	123,535	118,936	123,535	118,936	72,104	68,984
Noncontrolling interests(d)	2,254	5,262	1,076	4,098	1,178	1,164
Total equity	125,789	124,198	124,611	123,034	73,282	70,148

Total liabilities and equity	$727,837	$751,221	$210,070	$218,763	$597,656	$608,683

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

(b)
Our consolidated assets at March 31, 2011 include total assets of $45,479 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $35,860 million and investment securities of $6,351 million. Our consolidated liabilities at March 31, 2011 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GE. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,752 million. See Note 17.

(c)	The sum of accumulated other comprehensive income - net was $(15,001) million and $(17,855) million at March 31, 2011 and December 31, 2010, respectively.

(d)	Included accumulated other comprehensive income - net attributable to noncontrolling interests of $(168) million and $(153) million at March 31, 2011 and December 31, 2010, respectively.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns.

(4)

General Electric Company and consolidated affiliates
Condensed Statement of Cash Flows
	Three months ended March 31 (Unaudited)
	Consolidated		GE(a)		Financial Services (GECS)
(In millions)	2011	2010	2011	2010	2011	2010

Cash flows – operating activities
Net earnings	$3,527	$1,998	$3,496	$2,003	$1,856	$147
Less net earnings attributable to noncontrolling interests	94	53	63	58	31	(5)
Net earnings attributable to the Company	3,433	1,945	3,433	1,945	1,825	152
(Earnings) loss from discontinued operations	(19)	366	(19)	366	(19)	363
Adjustments to reconcile net earnings attributable to the
Company to cash provided from operating activities
Depreciation and amortization of property,
plant and equipment	2,292	2,465	516	550	1,776	1,915
Earnings from continuing operations retained by GECS	–	–	(1,806)	(515)	–	–
Deferred income taxes	(1,400)	329	50	40	(1,450)	289
Decrease (increase) in GE current receivables	985	514	(106)	319	–	–
Decrease (increase) in inventories	(1,288)	186	(1,276)	213	3	(6)
Increase (decrease) in accounts payable	1,269	666	668	188	1,329	309
Increase (decrease) in GE progress collections	(1,002)	(743)	(1,096)	(994)	–	–
Provision for losses on GECS financing receivables	1,163	2,187	–	–	1,163	2,187
All other operating activities	2,144	(941)	1,320	439	276	(1,243)
Cash from (used for) operating activities – continuing
operations	7,577	6,974	1,684	2,551	4,903	3,966
Cash from (used for) operating activities – discontinued
operations	119	120	–	–	119	120
Cash from (used for) operating activities	7,696	7,094	1,684	2,551	5,022	4,086

Cash flows – investing activities
Additions to property, plant and equipment	(3,169)	(1,276)	(927)	(522)	(2,292)	(831)
Dispositions of property, plant and equipment	1,773	1,588	–	–	1,773	1,588
Net decrease (increase) in GECS financing receivables	11,118	10,675	–	–	12,306	11,135
Proceeds from sale of discontinued operations	1,775	–	–	–	1,775	–
Proceeds from principal business dispositions	7,133	1,842	5,755	1,672	1,378	–
Payments for principal businesses purchased	(4,547)	(18)	(4,462)	(18)	(85)	–
Capital contribution from GE to GECS	–	–	–	–	–	–
All other investing activities	3,307	6,400	(266)	(20)	3,691	6,580
Cash from (used for) investing activities – continuing
operations	17,390	19,211	100	1,112	18,546	18,472
Cash from (used for) investing activities – discontinued
operations	(105)	(202)	–	–	(105)	(202)
Cash from (used for) investing activities	17,285	19,009	100	1,112	18,441	18,270

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of
90 days or less)	(979)	(1,760)	731	(151)	(2,062)	(1,573)
Net increase (decrease) in bank deposits	1,233	(613)	–	–	1,233	(613)
Newly issued debt (maturities longer than 90 days)	15,513	16,011	110	120	15,508	15,838
Repayments and other reductions (maturities longer
than 90 days)	(31,652)	(39,982)	(19)	(523)	(31,633)	(39,459)
Net dispositions (purchases) of GE shares for treasury	(394)	80	(394)	80	–	–
Dividends paid to shareowners	(1,564)	(1,143)	(1,564)	(1,143)	–	–
Capital contribution from GE to GECS	–	–	–	–	–	–
Purchase of subsidiary shares from
noncontrolling interest	(4,303)	–	(4,303)	–	–	–
All other financing activities	(425)	(594)	(119)	(203)	(306)	(391)
Cash from (used for) financing activities – continuing
operations	(22,571)	(28,001)	(5,558)	(1,820)	(17,260)	(26,198)
Cash from (used for) financing activities – discontinued
operations	–	(38)	–	–	–	(38)
Cash from (used for) financing activities	(22,571)	(28,039)	(5,558)	(1,820)	(17,260)	(26,236)
Effect of currency exchange rate changes on cash
and equivalents	828	(756)	24	(259)	804	(497)
Increase (decrease) in cash and equivalents	3,238	(2,692)	(3,750)	1,584	7,007	(4,377)
Cash and equivalents at beginning of year	79,084	72,443	19,241	8,654	60,398	64,539
Cash and equivalents at March 31	82,322	69,751	15,491	10,238	67,405	60,162
Less cash and equivalents of discontinued operations
at March 31	149	1,843	–	–	149	1,843
Cash and equivalents of continuing operations
at March 31	$82,173	$67,908	$15,491	$10,238	$67,256	$58,319

(a)	Represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis.

See accompanying notes. Separate information is shown for "GE" and "Financial Services (GECS)." Transactions between GE and GECS have been eliminated from the "Consolidated" columns and are discussed in Note 19.

(5)

Summary of Operating Segments
General Electric Company and consolidated affiliates

	Three months ended March 31
	(Unaudited)
(In millions)	2011	2010

Revenues
Energy Infrastructure	$9,449	$8,655
Aviation(a)	4,368	4,165
Healthcare(a)	4,090	3,733
Transportation(a)	903	766
Home & Business Solutions	1,989	1,940
GE Capital	12,324	11,931
Total segment revenues	33,123	31,190
Corporate items and eliminations(a)	5,325	5,014
Consolidated revenues	$38,448	$36,204

Segment profit(a)
Energy Infrastructure	$1,381	$1,481
Aviation(a)	841	799
Healthcare(a)	531	497
Transportation(a)	157	115
Home & Business Solutions	74	71
GE Capital	1,842	583
Total segment profit	4,826	3,546
Corporate items and eliminations(a)	2,456	(104)
GE interest and other financial charges	(355)	(343)
GE provision for income taxes	(3,513)	(788)
Earnings from continuing operations attributable
to the Company	3,414	2,311
Earnings (loss) from discontinued operations,
net of taxes, attributable to the Company	19	(366)
Consolidated net earnings attributable to
the Company	$3,433	$1,945

(a)
Effective January 1, 2011, we reorganized our segments. We have reclassified prior-period amounts to conform to the current-period presentation. See Note 1 for a description of the reorganization. Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Aviation, Healthcare, Transportation and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital. Results of our formerly consolidated subsidiary, NBC Universal, are reported in the Corporate items and eliminations line. See Note 2. Prior to January 1, 2011, segment profit excluded the effects of principal pension plans. Beginning January 1, 2011, we allocate service costs related to our principal pension plans and we no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments.

See accompanying notes.

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of General Electric Company and all companies that we directly or indirectly control, either through majority ownership or otherwise. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 consolidated financial statements), which discusses our consolidation and financial statement presentation. As used in this report on Form 10-Q (Report) and in our 2010 consolidated financial statements, “GE” represents the adding together of all affiliated companies except General Electric Capital Services, Inc. (GECS or financial services), which is presented on a one-line basis; GECS consists of General Electric Capital Services, Inc. and all of its affiliates; and “Consolidated” represents the adding together of GE and GECS with the effects of transactions between the two eliminated.

Effective January 1, 2011, we reorganized the Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The prior-period results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization. Also, beginning January 1, 2011, we allocate service costs related to our principal pension plans and we no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to active employee costs that are managed by the segments. This change did not significantly affect our reported segment results.

On January 28, 2011, we sold the assets of our NBC Universal (NBCU) business in exchange for cash and a 49% interest in a new entity, NBCUniversal, LLC (see Note 2). Results of our formerly consolidated subsidiary, NBCU, and our current equity method investment in NBCUniversal, LLC are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the condensed, consolidated financial statements relates to continuing operations.

Accounting Changes

On January 1, 2011, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, amendments to Accounting Standards Codification (ASC) 605, Revenue Recognition and ASC 985, Software, respectively, (ASU 2009-13 &14). ASU 2009-13 requires the allocation of consideration to separate components of an arrangement based on the relative selling price of each component. ASU 2009-14 requires certain software-enabled products to be accounted for under the general accounting standards for multiple component arrangements. These amendments are effective for new revenue arrangements entered into or materially modified on or subsequent to January 1, 2011.

Although the adoption of these amendments eliminated the allocation of consideration using residual values, which was applied primarily in our Healthcare segment, the overall impact of adoption was insignificant to our financial statements. In addition, there are no significant changes to the number of components or the pattern and timing of revenue recognition following adoption.

Our accounting policy for sales of goods and services is included below and has been updated for the additional disclosure requirements of these amendments. See Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of the remainder of our significant accounting policies.

Sales of Goods and Services

We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectibility of the fixed or determinable sales price is reasonably assured.

(7)

Arrangements for the sale of goods and services sometimes include multiple components. Most of our multiple component arrangements involve the sale of goods and services in the Healthcare segment. Our arrangements with multiple components usually involve an upfront deliverable of large machinery or equipment and future service deliverables such as installation, commissioning, training or the future delivery of ancillary products. In most cases, the relative values of the undelivered components are not significant to the overall arrangement and are typically delivered within three to six months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate selling prices and total contract consideration (i.e. discount) is allocated pro rata across each of the components in the arrangement. The value assigned to each component is objectively determined and obtained primarily from sources such as the separate selling price for that or a similar item or from competitor prices for similar items. If such evidence is not available, we use our best estimate of selling price, which is established consistent with the pricing strategy of the business and considers product configuration, geography, customer type, and other market specific factors.

Except for goods sold under long-term agreements, we recognize sales of goods under the provisions of U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, Revenue Recognition. We often sell consumer products and computer hardware and software products with a right of return. We use our accumulated experience to estimate and provide for such returns when we record the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have reliably demonstrated that all specified acceptance criteria have been met or when formal acceptance occurs, respectively. In arrangements where we provide goods for trial and evaluation purposes, we only recognize revenue after customer acceptance occurs. Unless otherwise noted, we do not provide for anticipated losses before we record sales.

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

We recognize revenue upon delivery for sales of aircraft engines, military propulsion equipment and related spare parts not sold under long-term product services agreements. Delivery of commercial engines, non-U.S. military equipment and all related spare parts occurs on shipment; delivery of military propulsion equipment sold to the U.S. Government or agencies thereof occurs upon receipt of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment. Commercial aircraft engines are complex aerospace equipment manufactured to customer order under a variety of sometimes complex, long-term agreements. We measure sales of commercial aircraft engines by applying our contract-specific estimated margin rates to incurred costs. We routinely update our estimates of future revenues and costs for commercial aircraft engine agreements in process and report any cumulative effects of such adjustments in current operations. Significant components of our revenue and cost estimates include price concessions, performance-related guarantees as well as material, labor and overhead costs. We measure revenue for military propulsion equipment and spare parts not subject to long-term product services agreements based on the specific contract on a specifically measured output basis. We provide for any loss that we expect to incur on these agreements when that loss is probable; consistent with industry practice, for commercial aircraft engines, we make such provision only if such losses are not recoverable from future highly probable sales of spare parts for those engines.

(8)

We sell product services under long-term product maintenance or extended warranty agreements in our Aviation, Transportation and Energy Infrastructure segments, where costs of performing services are incurred on other than a straight-line basis. We also sell product services in our Healthcare segment, where such costs generally are expected to be on a straight-line basis. For the Aviation, Energy and Transportation agreements, we recognize related sales based on the extent of our progress towards completion measured by actual costs incurred in relation to total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. For the Healthcare agreements, we recognize revenues on a straight-line basis and expense related costs as incurred. We provide for any loss that we expect to incur on any of these agreements when that loss is probable.

NBC Universal, which we deconsolidated on January 28, 2011, records broadcast and cable television and Internet advertising sales when advertisements are aired, net of provision for any viewer shortfalls (make goods). Sales from theatrical distribution of films are recorded as the films are exhibited; sales of home videos, net of a return provision, when the videos are delivered to and available for sale by retailers; fees from cable/satellite operators when services are provided; and licensing of film and television programming when the material is available for airing.

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2010 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

NBC Universal

In December 2009, we entered into an agreement with Comcast Corporation (Comcast) to transfer the assets of the NBCU business to a newly formed entity, comprising our NBCU business and Comcast’s cable networks, regional sports networks, certain digital properties and certain unconsolidated investments, in exchange for cash and a 49% interest in the newly-formed entity.

On March 19, 2010, NBCU entered into a three-year credit agreement and a 364-day bridge loan agreement. On April 30, 2010, NBCU issued $4,000 million of senior, unsecured notes with maturities ranging from 2015 to 2040 (interest rates ranging from 3.65% to 6.40%). On October 4, 2010, NBCU issued $5,100 million of senior, unsecured notes with maturities ranging from 2014 to 2041 (interest rates ranging from 2.10% to 5.95%). Subsequent to these issuances, the credit agreement and bridge loan agreements were terminated, with a $750 million revolving credit agreement remaining in effect. Proceeds from these issuances were used to repay $1,678 million of existing debt and pay a dividend of $7,394 million to GE.

On September 26, 2010, we acquired approximately 38% of Vivendi S.A.’s (Vivendi) 20% interest in NBCU (7.7% of NBCU’s outstanding shares) for $2,000 million. In January 2011 and prior to the transaction with Comcast, we acquired the remaining Vivendi interest in NBCU (12.3% of NBCU’s outstanding shares) for $3,673 million and made an additional payment of $222 million related to the previously purchased shares.

(9)

On January 28, 2011, we transferred the assets of the NBCU business and Comcast transferred certain of its assets to a newly formed entity, NBCUniversal LLC (NBCU LLC). In connection with the transaction, we received $6,176 million in cash from Comcast (which included $49 million of transaction-related cost reimbursements) and a 49% interest in NBCU LLC. Comcast holds the remaining 51% interest in NBCU LLC.

With respect to our 49% interest in NBCU LLC, we hold redemption rights, which, if exercised, would require NBCU LLC or Comcast to purchase (either directly or indirectly by GE transferring common stock of our holding company that owns 49% of NBCU LLC) half of our ownership interest after three and a half years and the remaining half after seven years, subject to certain exceptions, conditions and limitations. Our interest in NBCU LLC also is subject to call provisions, which, if exercised, allow Comcast to purchase our interest (either directly or indirectly) at specified times subject to certain exceptions. The redemption prices for such transactions are determined based on a contractually specified formula.

In connection with the transaction, we also entered into a number of agreements with Comcast governing the operation of the venture and transitional services, employee, tax and other matters. Under the operating agreement, excess cash generated by the operations of NBCU LLC will be used to reduce borrowings, except for distributions in amounts necessary to pay taxes on NBCU LLC’s profits. In addition, Comcast is obligated to share with us potential tax savings associated with Comcast’s purchase of its NBCU LLC member interest, if realized. We have not recognized these potential future payments as consideration for the sale, but will record such payments in income as they are received.

As part of the transfer, we provided guarantees and indemnifications related to certain pre-existing contractual arrangements entered into by NBCU. We have provided guarantees, on behalf of NBCU LLC, for the acquisition of sports programming in the amount of $3,258 million, triggered only in the event NBCU LLC fails to meet its payment commitments. We also have agreed to indemnify Comcast against any loss (after giving consideration to underlying collateral) related to pre-existing debt plus accrued interest owed by a joint venture of NBCU LLC and have recorded a liability of $446 million for this guarantee.

Following the transaction, we deconsolidated NBCU and we account for our investment in NBCU LLC under the equity method. We recognized a pre-tax gain on the sale of $3,557 million ($400 million after tax). In connection with the sale, we recorded income tax expense of $3,157 million, reflecting the low tax basis in our investment in the NBCU business, and the recognition of deferred tax liabilities related to our 49% investment in NBCU LLC. As our investment in NBCU LLC is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment.

At March 31, 2011, we recorded a preliminary valuation of our equity investment in NBCU LLC of $17,020 million and reported this amount in the “All other assets” caption in our Statement of Financial Position. Deferred taxes related to our NBCU LLC investment were $4,744 million at March 31, 2011 and were reported in the “Deferred income taxes” caption in our Statement of Financial Position.

(10)

We valued our investment in NBCU LLC based on a combination of income and market approaches. An income approach was used to determine the fair values of NBCU LLC’s underlying businesses and, when available and appropriate, an analysis of comparative market multiples was also undertaken. The resulting fair values were weighted equally between the two approaches. For purposes of the income approach, fair value was determined based on the present values of estimated future cash flows discounted at appropriate risk-adjusted rates. We used NBCU LLC management projections to estimate future cash flows and included an estimate of long-term future growth rates based on management’s most recent views of the long-term outlook for its businesses. We believe that these assumptions are consistent with market participant assumptions. We derived discount rates using a weighted average cost of capital. The cost of equity was determined using the capital asset pricing model and the cost of debt financing was based on published rates for industries relevant to NBCU LLC. Under the market approach, the most significant assumption was the price multiple, which was selected based on the operating performance and financial condition of comparable publicly traded companies in industries similar to those of the NBCU LLC businesses. As NBCU LLC is a partnership, the fair value of our investment in NBCU LLC was determined based upon the amount a market participant would pay for the partnership interest taking into consideration the tax benefit associated with such a purchase. The value of our investment also incorporates the fair value of the redemption features described above, which was determined based on an option pricing framework that incorporates the specific contractual terms of the redemption features.

At December 31, 2010, we classified the NBCU assets and liabilities of $33,758 million and $15,455 million, respectively, as held for sale. The major classes of assets at December 31, 2010 were current receivables ($2,572 million), property, plant and equipment – net ($2,082 million), goodwill and other intangible assets – net ($22,263 million) and all other assets ($6,841 million), including film and television production costs of $4,423 million. The major classes of liabilities at December 31, 2010 were accounts payable ($492 million), other GE current liabilities ($3,983 million), long-term debt ($9,906 million) and all other liabilities ($1,073 million).

Other

In 2010, we committed to sell GE Capital Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Interpark business in Real Estate. The GE Capital Consumer Canada disposition was completed during the first quarter of 2011.

Summarized financial information for businesses held for sale is shown below.

	March 31,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$45	$63
Current receivables	–	2,572
Financing receivables – net	551	1,917
Property, plant and equipment – net	99	2,185
Goodwill	–	19,606
Other intangible assets – net	40	2,844
All other assets	827	7,560
Other	25	140
Assets of businesses held for sale	$1,587	$36,887

Liabilities
Accounts payable	$48	$538
Other GE current liabilities	9	3,994
Long-term borrowings	119	10,134
All other liabilities	112	1,378
Other	262	3
Liabilities of businesses held for sale	$550	$16,047

(11)

Discontinued Operations

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico and Consumer Singapore. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31
(In millions)	2011	2010

Operations
Total revenues	$89	$400

Earnings (loss) from discontinued operations
before income taxes	$–	$(2)
Benefit (provision) for income taxes	(20)	17
Earnings (loss) from discontinued operations,
net of taxes	$(20)	$15

Disposal
Gain (loss) on disposal before income taxes	$11	$(381)
Benefit for income taxes	28	–
Gain (loss) on disposal, net of taxes	$39	$(381)

Earnings (loss) from discontinued operations,
net of taxes(a)	$19	$(366)

(a)
The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

	March 31,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$149	$135
Financing receivables – net	3,401	5,089
All other assets	30	168
Other	1,574	1,520
Assets of discontinued operations	$5,154	$6,912

	March 31,	December 31,
(In millions)	2011	2010

Liabilities
Accounts payable, principally trade accounts	$37	$110
Deferred income taxes	110	139
All other liabilities	1,951	2,057
Other	7	7
Liabilities of discontinued operations	$2,105	$2,313

Assets at March 31, 2011 and December 31, 2010, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

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

BAC revenues from discontinued operations were $260 million in the three months ended March 31, 2010. In total, BAC earnings from discontinued operations, net of taxes, were $17 million in the three months ended March 31, 2010.

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

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010 and the first two months of 2011. While we have experienced a decline in claims in March 2011 following the claims filing deadline related to the bankruptcy filing of the personal loan company, it is currently unclear whether excess interest refund claims activity will be also affected by the recent March 11, 2011 earthquake and subsequent tsunami in Japan. As of March 31, 2011, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,268 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at March 31, 2011 assumes the pace of incoming claims will decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. For example, the estimate resulting from our most recent detailed review in the third quarter 2010 assumes incoming average daily claims will decline at a long-term average rate of 4% monthly. Average daily claims since our review have been higher than expected, which we believe is primarily attributable to the bankruptcy filing of the large independent personal loan company described above and we expect claims activity to decline substantially following that period. We believe that the evaluation of claims activity over the balance of the year will be important in order to fully assess the potential impact of this bankruptcy or other events on our overall claim reserve estimate. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

(13)

Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business, the effects of the March 11, 2011 earthquake and subsequent tsunami in Japan and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, market activity regarding other personal loan companies and consumer activity, may continue to have an adverse effect on claims development.

GE Money Japan losses from discontinued operations, net of taxes, were $1 million and $383 million in the three months ended March 31, 2011 and 2010, respectively.

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

Pending claims for unmet representations and warranties have declined from $783 million at December 31, 2009 to $371 million at March 31, 2011. Reserves related to these contractual representations and warranties were $101 million at both March 31, 2011 and December 31, 2010. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans WMC originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligations. Actual losses could exceed the reserve amount if actual claim rates, valid tenders or losses WMC incurs on repurchased loans are higher than historically observed.

WMC revenues (loss) from discontinued operations were $0 million and $(1) million in the three months ended March 31, 2011 and 2010, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $2 million and $4 million in the three months ended March 31, 2011 and 2010, respectively.

Other Financial Services

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for approximately $700 million. The sale was completed in the second quarter of 2011. Consumer Singapore revenues from discontinued operations were $29 million and $26 million in the three months ended March 31, 2011 and 2010, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $7 million and $8 million in the three months ended March 31, 2011 and 2010, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively. Consumer RV Marine revenues from discontinued operations were $5 million and $54 million in the three months ended March 31, 2011 and 2010, respectively. Consumer RV Marine losses from discontinued operations, net of taxes, were $0 million and $19 million in the three months ended March 31, 2011 and 2010, respectively. Consumer Mexico revenues from discontinued operations were $55 million and $61 million in the three months ended March 31, 2011 and 2010, respectively. Consumer Mexico earnings from discontinued operations, net of taxes, were $16 million and $18 million in the three months ended March 31, 2011 and 2010, respectively.

(14)

GE Industrial

GE industrial losses from discontinued operations, net of taxes, were $0 million and $3 million in the three months ended March 31, 2011 and 2010, respectively. The sum of GE industrial earnings (loss) from discontinued operations, net of taxes, and GECS earnings (loss) from discontinued operations, net of taxes, is reported as GE industrial earnings (loss) from discontinued operations, net of taxes, on the Condensed Statement of Earnings.

Assets of GE industrial discontinued operations were $50 million at both March 31, 2011 and December 31, 2010. Liabilities of GE industrial discontinued operations were $162 million and $164 million at March 31, 2011, and December 31, 2010, respectively, and primarily represent taxes payable and pension liabilities related to the sale of our Plastics business in 2007.

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities held at our global banks. We do not have any securities classified as held to maturity.

	At
	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

GE
Debt – U.S. corporate	$1	$–	$–	$1	$1	$–	$–	$1
Equity – available-for-sale	18	–	–	18	18	–	–	18
	19	–	–	19	19	–	–	19
GECS
Debt
U.S. corporate	21,093	1,538	(156)	22,475	21,233	1,576	(237)	22,572
State and municipal	3,053	52	(262)	2,843	2,961	45	(282)	2,724
Residential mortgage-
backed(a)	2,976	104	(333)	2,747	3,092	95	(378)	2,809
Commercial mortgage-backed	2,941	143	(177)	2,907	3,009	145	(230)	2,924
Asset-backed	3,560	47	(143)	3,464	3,407	16	(193)	3,230
Corporate – non-U.S.	2,817	124	(109)	2,832	2,883	116	(132)	2,867
Government – non-U.S.	2,823	75	(62)	2,836	2,242	82	(58)	2,266
U.S. government and federal
agency	3,250	53	(59)	3,244	3,358	57	(47)	3,368
Retained interests	34	21	(3)	52	55	10	(26)	39
Equity
Available-for-sale	860	222	(28)	1,054	500	213	(8)	705
Trading	418	–	–	418	417	–	–	417
	43,825	2,379	(1,332)	44,872	43,157	2,355	(1,591)	43,921
Eliminations	(2)	–	–	(2)	(2)	–	–	(2)
Total	$43,842	$2,379	$(1,332)	$44,889	$43,174	$2,355	$(1,591)	$43,938

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at March 31, 2011, $1,620 million relates to securities issued by government sponsored entities and $1,127 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

The fair value of investment securities increased to $44,889 million at March 31, 2011, from $43,938 million at December 31, 2010, primarily driven by improved market conditions and purchases in our run-off insurance operations.

(15)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross			Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses	(a)	fair value	losses	(a)

March 31, 2011
Debt
U.S. corporate	$1,968	$(49)		$1,327	$(107)
State and municipal	941	(40)		544	(222)
Residential mortgage-backed	319	(5)		996	(328)
Commercial mortgage-backed	859	(92)		778	(85)
Asset-backed	62	(2)		899	(141)
Corporate – non-U.S.	439	(9)		847	(100)
Government – non-U.S.	1,052	(5)		148	(57)
U.S. government and federal agency	1,878	(19)		162	(40)
Retained interests	–	–		6	(3)
Equity	75	(25)		10	(3)
Total	$7,593	$(246)		$5,717	$(1,086)

December 31, 2010
Debt
U.S. corporate	$2,375	$(81)		$1,519	$(156)
State and municipal	949	(43)		570	(239)
Residential mortgage-backed	188	(4)		1,024	(374)
Commercial mortgage-backed	831	(104)		817	(126)
Asset-backed	113	(5)		910	(188)
Corporate – non-U.S.	448	(12)		804	(120)
Government – non-U.S.	661	(6)		107	(52)
U.S. government and federal agency	1,822	(47)		–	–
Retained interests	–	–		34	(26)
Equity	49	(8)		–	–
Total	$7,436	$(310)		$5,785	$(1,281)

(a)
At March 31, 2011, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(484) million, of which $(371) million related to RMBS. Gross unrealized losses related to those securities at March 31, 2011 amounted to $(493) million, of which $(435) million related to RMBS.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three months ended March 31, 2011 have not changed from those described in our 2010 consolidated financial statements. See Note 3 in our 2010 consolidated financial statements for additional information regarding these methodologies and inputs.

During the first quarter of 2011, we recorded other-than-temporary impairments of $71 million, of which $64 million was recorded through earnings ($5 million relates to equity securities) and $7 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $500 million. During the first quarter, we recognized first time impairments of $1 million and incremental charges on previously impaired securities of $58 million. These amounts included $23 million related to securities that were subsequently sold.

(16)

During the first quarter of 2010, we recorded other-than-temporary impairments of $158 million, of which $79 million was recorded through earnings ($1 million relates to equity securities) and $79 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $338 million. During the first quarter of 2010, we recognized first time impairments of $55 million and incremental charges on previously impaired securities of $18 million. These amounts included $31 million related to securities that were subsequently sold.

Contractual Maturities of GECS Investment in Available-for-Sale Debt Securities (Excluding Mortgage-
Backed and Asset-Backed Securities)
	Amortized	Estimated
(In millions)	cost	fair value

Due in
2011	$2,974	$2,990
2012-2015	7,099	7,375
2016-2020	4,525	4,761
2021 and later	18,438	19,104

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31
(In millions)	2011	2010

GE
Gains	$–	$–
Losses, including impairments	–	–
Net	–	–

GECS
Gains	116	89
Losses, including impairments	(71)	(82)
Net	45	7
Total	$45	$7

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $5,139 million and $3,791 million in the first quarters of 2011 and 2010, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized net pre-tax gains on trading securities of $3 million and $15 million in the first quarters of 2011 and 2010, respectively.

(17)

4. INVENTORIES

Inventories consisted of the following.

	At
	March 31,	December 31,
(In millions)	2011	2010

Raw materials and work in process	$8,111	$6,973
Finished goods	5,077	4,501
Unbilled shipments	536	456
	13,724	11,930
Less revaluation to LIFO	(397)	(404)
Total	$13,327	$11,526

5. GECS FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

GECS financing receivables – net, consisted of the following.

	At
	March 31,	December 31,
(In millions)	2011	2010

Loans, net of deferred income(a)	$273,789	$281,402
Investment in financing leases, net of deferred income	42,200	44,390
	315,989	325,792
Less allowance for losses	(7,637)	(8,058)
Financing receivables – net(b)	$308,352	$317,734

(a)	Deferred income was $2,270 million and $2,326 million at March 31, 2011 and December 31, 2010, respectively.

(b)
Financing receivables at March 31, 2011 and December 31, 2010 included $1,356 million and $1,503 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per Accounting Standards Codification (ASC) 310, Receivables.

(18)

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

The following table displays our financing receivables balances.

	March 31,	December 31,
(In millions)	2011	2010

Commercial
CLL
Americas	$82,876	$86,596
Europe	37,093	37,498
Asia	11,545	11,943
Other	2,568	2,626
Total CLL	134,082	138,663

Energy Financial Services	6,662	7,011

GECAS	12,104	12,615

Other	1,640	1,788
Total Commercial financing receivables	154,488	160,077

Real Estate
Debt	29,474	30,249
Business Properties	9,548	9,962
Total Real Estate financing receivables	39,022	40,211

Consumer
Non-U.S. residential mortgages	45,436	45,536
Non-U.S. installment and revolving credit	20,235	20,132
U.S. installment and revolving credit	41,282	43,974
Non-U.S. auto	7,295	7,558
Other	8,231	8,304
Total Consumer financing receivables	122,479	125,504

Total financing receivables	315,989	325,792

Less allowance for losses	(7,637)	(8,058)
Total financing receivables – net	$308,352	$317,734

(19)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				March 31,
(In millions)	2011	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2011

Commercial
CLL
Americas	$1,287	$139	$–		$(194)		$22		$1,254
Europe	429	30	19		(51)		16		443
Asia	222	60	4		(69)		11		228
Other	7	–	(1)		–		–		6
Total CLL	1,945	229	22		(314)		49		1,931

Energy Financial
Services	22	19	(1)		(4)		–		36

GECAS	20	(8)	–		–		–		12

Other	58	4	1		(8)		–		55
Total Commercial	2,045	244	22		(326)		49		2,034

Real Estate
Debt	1,292	59	7		(243)		3		1,118
Business Properties	196	26	(1)		(42)		2		181
Total Real Estate	1,488	85	6		(285)		5		1,299

Consumer
Non-U.S. residential
mortgages	828	44	25		(74)		19		842
Non-U.S. installment
and revolving
credit	937	153	23		(327)		144		930
U.S. installment and
revolving credit	2,333	585	–		(913)		136		2,141
Non-U.S. auto	168	15	5		(68)		32		152
Other	259	37	4		(86)		25		239
Total Consumer	4,525	834	57		(1,468)		356		4,304
Total	$8,058	$1,163	$85		$(2,079)		$410		$7,637

(a)	Other primarily included the effects of currency exchange.

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

(20)

	Balance at	Adoption of	Balance at	Provision				Balance at
	December 31,	ASU 2009	January 1,	charged to		Gross		March 31,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,179	$66	$1,245	$325	$(4)	$(282)	$35	$1,319
Europe	575	–	575	72	(31)	(147)	15	484
Asia	244	(10)	234	50	(2)	(50)	4	236
Other	11	–	11	1	–	–	–	12
Total CLL	2,009	56	2,065	448	(37)	(479)	54	2,051

Energy Financial
Services	28	–	28	19	–	–	–	47

GECAS	104	–	104	21	–	(71)	–	54

Other	34	–	34	13	1	(2)	–	46
Total Commercial	2,175	56	2,231	501	(36)	(552)	54	2,198

Real Estate
Debt	1,358	(3)	1,355	170	(1)	(152)	–	1,372
Business Properties	136	45	181	41	(1)	(37)	1	185
Total Real Estate	1,494	42	1,536	211	(2)	(189)	1	1,557

Consumer
Non-U.S. residential
mortgages	926	–	926	103	(66)	(101)	26	888
Non-U.S. installment
and revolving credit	1,106	–	1,106	325	(5)	(507)	152	1,071
U.S. installment and
revolving credit	1,551	1,602	3,153	895	(1)	(1,199)	126	2,974
Non-U.S. auto	292	–	292	44	(9)	(92)	46	281
Other	292	–	292	108	(9)	(110)	19	300
Total Consumer	4,167	1,602	5,769	1,475	(90)	(2,009)	369	5,514
Total	$7,836	$1,700	$9,536	$2,187	$(128)	$(2,750)	$424	$9,269

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

See Note 16 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(21)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net, consisted of the following.

	At
	March 31,	December 31,
(In millions)	2011	2010

Original cost	$111,549	$110,039
Less accumulated depreciation and amortization	(44,045)	(43,827)
Property, plant and equipment – net	$67,504	$66,212

Consolidated depreciation and amortization related to property, plant and equipment was $2,292 million and $2,465 million for the three months ended March 31, 2011 and 2010, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	March 31,	December 31,
(In millions)	2011	2010

Goodwill	$67,920	$64,388

Other intangible assets
Intangible assets subject to amortization	$11,187	$9,868
Indefinite-lived intangible assets(a)	105	104
Total	$11,292	$9,972

(a)	Indefinite-lived intangible assets principally comprised trademarks and tradenames.

Changes in goodwill balances follow.

			Dispositions,
	Balance		currency	Balance
	January 1,		exchange	March 31,
(In millions)	2011	Acquisitions	and other	2011

Energy Infrastructure	$12,893	$3,020	$124	$16,037
Aviation	6,073	–	(11)	6,062
Healthcare	16,338	13	43	16,394
Transportation	554	–	–	554
Home & Business Solutions	1,022	80	12	1,114
GE Capital	27,508	–	251	27,759
Total	$64,388	$3,113	$419	$67,920

Goodwill balances increased $3,532 million during the three months ended March 31, 2011, primarily as a result of the acquisitions of Dresser, Inc. ($1,904 million), Wellstream PLC ($834 million) and Lineage Power Holdings, Inc. ($282 million) at Energy Infrastructure, and the weaker U.S. dollar ($472 million).

(22)

Intangible Assets Subject to Amortization
	At
	March 31, 2011			December 31, 2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$6,183	$(1,622)	$4,561	$5,498	$(1,490)	$4,008
Patents, licenses and trademarks	5,718	(2,400)	3,318	5,377	(2,595)	2,782
Capitalized software	6,666	(4,376)	2,290	6,264	(3,984)	2,280
Lease valuations	1,653	(955)	698	1,646	(917)	729
Present value of future profits(a)	468	(468)	–	461	(461)	–
All other	662	(342)	320	378	(309)	69
Total	$21,350	$(10,163)	$11,187	$19,624	$(9,756)	$9,868

(a)
Balances at March 31, 2011 and December 31, 2010, reflect adjustments of $415 million and $423 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Intangible assets subject to amortization increased $1,319 million in the three months ended March 31, 2011, primarily as a result of the acquisitions of Dresser, Inc. ($908 million), Wellstream PLC ($291 million) and Lineage Power Holdings, Inc. ($135 million) at Energy Infrastructure.

Consolidated amortization related to intangible assets subject to amortization was $413 million and $399 million for the three months ended March 31, 2011 and 2010, respectively.

(23)

8. GECS BORROWINGS AND BANK DEPOSITS

GECS borrowings are summarized in the following table.

	At
(In millions)	March 31,	December 31,
	2011	2010

Short-term borrowings
Commercial paper
U.S.	$30,740	$32,547
Non-U.S.	9,866	9,497
Current portion of long-term borrowings(a)(b)(c)	59,164	65,612
GE Interest Plus notes(d)	8,834	9,058
Other(c)	1,999	2,083
GECS short-term borrowings	$110,603	$118,797

Long-term borrowings
Senior unsecured notes(a)(b)	$254,681	$262,789
Subordinated notes(e)	4,687	2,575
Subordinated debentures(f)	7,472	7,298
Other(c)(g)	11,952	11,745
GECS long-term borrowings	$278,792	$284,407

Non-recourse borrowings of consolidated securitization entities(h)	$29,300	$30,060

Bank deposits(i)	$39,397	$37,298

Total borrowings and bank deposits	$458,092	$470,562

(a)
GECC had issued and outstanding $45,045 million and $53,495 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at March 31, 2011 and December 31, 2010, respectively. Of the above amounts, $17,149 million and $18,455 million is included in current portion of long-term borrowings at March 31, 2011 and December 31, 2010, respectively.

(b)
Included in total long-term borrowings were $2,319 million and $2,395 million of obligations to holders of guaranteed investment contracts at March 31, 2011 and December 31, 2010, respectively. If the long-term credit rating of GECC were to fall below AA–/Aa3 or its short-term credit rating were to fall below A–1+/P–1, GECC could be required to provide up to $2,208 million as of March 31, 2011, to repay holders of GICs.

(c)
Included $10,738 million and $11,135 million of funding secured by real estate, aircraft and other collateral at March 31, 2011 and December 31, 2010, respectively, of which $4,433 million and $4,671 million is non-recourse to GECS at March 31, 2011 and December 31, 2010, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $417 million of subordinated notes guaranteed by GE at both March 31, 2011 and December 31, 2010.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $2,064 million and $1,984 million of covered bonds at March 31, 2011 and December 31, 2010, respectively. If the short-term credit rating of GECC were reduced below A–1/P–1, GECC would be required to partially cash collateralize these bonds in an amount up to $798 million at March 31, 2011.

(h)
Included at March 31, 2011 and December 31, 2010, were $9,931 million and $10,499 million of current portion of long-term borrowings, respectively, and $19,369 million and $19,561 million of long-term borrowings, respectively. See Note 17.

(i)
Included $20,604 million and $18,781 million of deposits in non-U.S. banks at March 31, 2011 and December 31, 2010, respectively, and $11,974 million and $11,606 million of certificates of deposits with maturities greater than one year at March 31, 2011 and December 31, 2010, respectively.

(24)

9. POSTRETIREMENT BENEFIT PLANS

We sponsor a number of pension and retiree health and life insurance benefit plans. Principal pension plans include the GE Pension Plan and the GE Supplementary Pension Plan. Principal retiree benefit plans generally provide health and life insurance benefits to employees who retire under the GE Pension Plan with 10 or more years of service. Salaried employees who commence service on or after January 1, 2011 will not be eligible to participate in the GE Pension Plan, but will participate in a defined contribution retirement plan. Other pension plans include the U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million. Smaller pension plans and other retiree benefit plans are not material individually or in the aggregate. The effect on operations of the pension plans follows.

	Principal Pension Plans		Other Pension Plans
	Three months ended March 31		Three months ended March 31
(In millions)	2011	2010	2011	2010

Service cost for benefits earned	$278	$292	$68	$82
Prior service cost amortization	46	60	4	4
Expected return on plan assets	(984)	(1,086)	(148)	(130)
Interest cost on benefit obligation	663	675	126	124
Net actuarial loss amortization	572	333	34	59
Pension plans cost	$575	$274	$84	$139

The effect on operations of principal retiree health and life insurance plans follows.

	Principal Retiree Health
	and Life Insurance Plans
	Three months ended March 31
(In millions)	2011	2010

Service cost for benefits earned	$47	$58
Prior service cost amortization	160	158
Expected return on plan assets	(24)	(29)
Interest cost on benefit obligation	151	175
Net actuarial gain amortization	(29)	(6)
Retiree benefit plans cost	$305	$356

10. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	At
	March 31,	December 31,
(In millions)	2011	2010

Unrecognized tax benefits	$6,201	$6,139
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	4,042	4,114
Accrued interest on unrecognized tax benefits	1,158	1,200
Accrued penalties on unrecognized tax benefits	119	109
Reasonably possible reduction to the balance of unrecognized tax benefits
in succeeding 12 months	0-1,500	0-1,600
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-600	0-650

(a)	Some portion of such reduction may be reported as discontinued operations.

(25)

The IRS is currently auditing our consolidated income tax returns for 2006-2007. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that the 2006-2007 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

	Three months ended March 31
(In millions)	2011	2010

Net earnings attributable to the Company	$3,433	$1,945
Investment securities – net(a)	(190)	93
Currency translation adjustments – net	2,516	(2,412)
Cash flow hedges – net	(72)	402
Benefit plans – net	600	398
Total	$6,287	$426

(a)
Includes adjustments as of March 31, 2011 to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

(26)

Changes to noncontrolling interests are as follows.

	Three months ended March 31
(In millions)	2011	2010

Beginning balance	$5,262	$7,845
Net earnings	94	53
Dividends	(5)	(185)
Repurchase of NBCU shares(a)	(3,070)	–
Dispositions	(23)	–
AOCI and other(b)	(4)	43
Ending balance	$2,254	$7,756

(a)
In January 2011 and prior to the transaction with Comcast, we acquired 12.3% of NBCU’s outstanding shares from Vivendi for $3,673 million and made an additional payment of $222 million related to previously purchased shares. Of these amounts, $3,070 million reflects a reduction in carrying value of noncontrolling interests. The remaining amount of $825 million represents the amount paid in excess of our carrying value, which was recorded as an increase in our basis in NBCU (and a reduction in our pre-tax gain on the disposition).

(b)
The amount of change related to AOCI and other for the three months ended March 31, 2010 includes the impact of our adoption of ASC 810, Consolidations, of $28 million. Changes to other individual components of AOCI attributable to noncontrolling interests were insignificant.

12. GECS REVENUES FROM SERVICES

GECS revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2011	2010

Interest on loans	$5,253	$5,439
Equipment leased to others	2,822	2,761
Fees	1,151	1,216
Associated companies(a)	1,082	597
Investment income(b)	693	562
Financing leases	665	741
Premiums earned by insurance activities	481	489
Real estate investments	402	277
Other items	563	407
Total	$13,112	$12,489

(a)
During the three months ended March 31, 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. Following the sale, we hold a 2.25% equity ownership interest which is classified as an available-for-sale security.

(b)	Included net other-than-temporary impairments on investment securities of $64 million and $79 million in the three months ended March 31, 2011 and 2010, respectively. See Note 3.

(27)

13. EARNINGS PER SHARE INFORMATION

GE’s authorized common stock consists of 13,200,000,000 shares having a par value of $0.06 each. Information related to the calculation of earnings per share follows.

	Three months ended March 31
	2011		2010
(In millions; per-share amounts in dollars)	Diluted	Basic	Diluted	Basic

Amounts attributable to the Company:
Consolidated
Earnings from continuing operations for
per-share calculation(a)(b)	$3,408	$3,408	$2,305	$2,305
Preferred stock dividends declared	(75)	(75)	(75)	(75)
Earnings from continuing operations attributable
to common shareowners for per-share
calculation(a)(b)	3,333	3,333	2,230	2,230
Earnings (loss) from discontinued operations
for per-share calculation(a)(b)	19	19	(377)	(377)
Net earnings attributable to GE common
shareowners for per-share calculation(a)(b)	$3,351	$3,351	$1,852	$1,852

Average equivalent shares
Shares of GE common stock outstanding	10,611	10,611	10,671	10,671
Employee compensation-related shares,
including stock options	30	–	16	–
Total average equivalent shares	10,641	10,611	10,687	10,671

Per-share amounts
Earnings from continuing operations	$0.31	$0.31	$0.21	$0.21
Earnings (loss) from discontinued operations	–	–	(0.04)	(0.04)
Net earnings	0.31	0.32	0.17	0.17

(a)	Included an insignificant amount of dividend equivalents in both the three months ended March 31, 2011 and 2010.

(b)	Included an insignificant amount related to accretion of redeemable securities in the three months ended March 31, 2010.

For the three months ended March 31, 2011 and 2010, there were approximately 293 million and 308 million, respectively, of outstanding stock awards that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Earnings-per-share amounts are computed independently for earnings from continuing operations, earnings (loss) from discontinued operations and net earnings. As a result, the sum of per-share amounts from continuing operations and discontinued operations may not equal the total per-share amounts for net earnings.

14. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 in our 2010 consolidated financial statements.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $27,329 million and $27,141 million at March 31, 2011 and December 31, 2010, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $5,346 million and $5,706 million at March 31, 2011 and December 31, 2010, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment grade.

(28)

							Netting
(In millions)	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance

March 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$19,356		$3,120		$–		$22,476
State and municipal	–		2,633		210		–		2,843
Residential mortgage-backed	–		2,629		118		–		2,747
Commercial mortgage-backed	–		2,896		11		–		2,907
Asset-backed	–		638		2,826		–		3,464
Corporate – non-U.S.	62		1,291		1,479		–		2,832
Government – non-U.S.	899		1,775		162		–		2,836
U.S. government and federal agency	–		3,043		201		–		3,244
Retained interests	–		–		52		–		52
Equity
Available-for-sale	1,028		21		21		–		1,070
Trading	418		–		–		–		418
Derivatives(d)	–		9,464		312		(4,552)		5,224
Other(e)	–		–		987		–		987
Total	$2,407		$43,746		$9,499		$(4,552)		$51,100

Liabilities
Derivatives	$–		$6,933		$52		$(4,545)		$2,440
Other(f)	–		918		–		–		918
Total	$–		$7,851		$52		$(4,545)		$3,358

December 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$–		$19,374		$3,199		$–		$22,573
State and municipal	–		2,499		225		–		2,724
Residential mortgage-backed	47		2,696		66		–		2,809
Commercial mortgage-backed	–		2,875		49		–		2,924
Asset-backed	–		690		2,540		–		3,230
Corporate – non-U.S.	89		1,292		1,486		–		2,867
Government – non-U.S.	777		1,333		156		–		2,266
U.S. government and federal agency	–		3,158		210		–		3,368
Retained interests	–		–		39		–		39
Equity
Available-for-sale	677		20		24		–		721
Trading	417		–		–		–		417
Derivatives(d)	–		10,997		359		(3,867)		7,489
Other(e)	–		–		906		–		906
Total	$2,007		$44,934		$9,259		$(3,867)		$52,333

Liabilities
Derivatives	$–		$6,553		$103		$(3,857)		$2,799
Other(f)	–		920		–		–		920
Total	$–		$7,473		$103		$(3,857)		$3,719

(a)	The fair value of securities transferred between Level 1 and Level 2 was $67 million during the three months ended March 31, 2011.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $1,018 million and $1,054 million at March 31, 2011 and December 31, 2010, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)
The fair value of derivatives included an adjustment for non-performance risk. At March 31, 2011 and December 31, 2010, the cumulative adjustment was a loss of $7 million and $10 million, respectively. See Note 15 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(f)	Primarily represented the liability associated with certain of our deferred incentive compensation plans.

(29)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2011 and 2010. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowners’ equity.

Changes in Level 3 Instruments for the Three Months Ended March 31, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
		(losses)		other				Transfers		Transfers			still held at
	January 1,	included in		comprehensive				into		out of		March 31,	March 31,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,199	$87		$(23)	$45	$(114)	$(74)	$–		$–		$3,120	$–
State and municipal	225	–		(5)	4	–	(3)	–		(11)		210	–
Residential
mortgage-backed	66	–		3	1	(4)	(1)	71		(18)		118	–
Commercial
mortgage-backed	49	–		–	7	–	–	3		(48)		11	–
Asset-backed	2,540	3		74	371	(109)	(10)	1		(44)		2,826	–
Corporate – non-U.S.	1,486	(27)		54	12	(28)	(29)	11		–		1,479	–
Government
– non-U.S.	156	–		6	–	–	–	–		–		162	–
U.S. government and
federal agency	210	–		(9)	–	–	–	–		–		201	–
Retained interests	39	(19)		34	–	(1)	(1)	–		–		52	–
Equity
Available-for-sale	24	–		(1)	–	–	–	1		(3)		21	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	265	28		4	4	–	(185)	150		6		272	33
Other	906	59		16	6	–	–	–		–		987	57
Total	$9,165	$131		$153	$450	$(256)	$(303)	$237		$(118)		$9,459	$90

(a)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $12 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 15.

(30)

Changes in Level 3 Instruments for the Three Months Ended March 31, 2010
(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated		Transfers			instruments
			gains(losses)		other	Purchases,	in and/or			still held at
	January 1,		included in		comprehensive	sales and	out of		March 31,	March 31,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$3,068		$16		$50	$(315)	$–		$2,819	$–
State and municipal	205		–		74	(4)	–		275	–
Residential
mortgage-backed	123		–		17	–	(7)		133	–
Commercial
mortgage-backed	1,041		30		2	(951)	(3)		119	–
Asset-backed	1,872		9		23	(16)	(26)		1,862	–
Corporate – non-U.S.	1,331		(4)		(19)	191	(142)		1,357	–
Government
– non-U.S.	163		–		(2)	–	(25)		136	–
U.S. government and
federal agency	256		–		(12)	–	–		244	–
Retained interests	45		–		1	(3)	–		43	–
Equity
Available-for-sale	19		–		–	–	–		19	–
Trading	–		–		–	–	–		–	–
Derivatives(e)	236		88		(7)	(57)	(60)		200	65
Other	891		(15)		(23)	2	(28)		827	(9)
Total	$9,250		$124		$104	$(1,153)	$(291)		$8,034	$56

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “GECS revenues from services” and “Interest and other financial charges” captions in the Condensed Statement of Earnings.

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

(31)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2011 and December 31, 2010. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2011		December 31, 2010
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$13	$6,050	$54	$6,833
Cost and equity method investments(a)	–	171	–	510
Long-lived assets, including real estate	410	4,251	1,025	5,811
Retained investments in formerly
consolidated subsidiaries	–	–	–	113
Total	$423	$10,472	$1,079	$13,267

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $35 million and $296 million at March 31, 2011 and December 31, 2010, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2011 and 2010.

	Three months ended March 31
(In millions)	2011	2010

Financing receivables and loans held for sale	$(377)	$(581)
Cost and equity method investments(a)	(50)	(66)
Long-lived assets, including real estate(b)	(569)	(701)
Total	$(996)	$(1,348)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(5) million and $(13) million in the three months ended March 31, 2011 and 2010, respectively.

(b)
Includes $436 million and $583 million of impairments related to real estate equity properties and investments recorded in other costs and expenses in the three months ended March 31, 2011 and 2010, respectively.

(32)

15. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 22 in our 2010 consolidated financial statements.

	March 31, 2011			December 31, 2010
		Assets (liabilities)			Assets (liabilities)
		Carrying			Carrying
	Notional	amount	Estimated	Notional	amount	Estimated
(In millions)	amount	(net)	fair value	amount	(net)	fair value

GE
Assets
Investments and notes
receivable	$ (a)	$285	$285	$ (a)	$414	$414
Liabilities
Borrowings(b)	(a)	(10,381)	(11,227)	(a)	(10,112)	(10,953)
GECS
Assets
Loans	(a)	266,569	263,714	(a)	273,739	270,105
Other commercial mortgages	(a)	1,026	1,077	(a)	1,041	1,103
Loans held for sale	(a)	313	313	(a)	287	287
Other financial instruments(c)	(a)	2,119	2,619	(a)	2,103	2,511
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(458,092)	(467,939)	(a)	(470,562)	(482,765)
Investment contract benefits	(a)	(3,673)	(4,208)	(a)	(3,726)	(4,264)
Guaranteed investment
contracts	(a)	(5,291)	(5,295)	(a)	(5,502)	(5,524)
Insurance – credit life(e)	1,823	(98)	(76)	1,825	(103)	(69)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 8.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2011 and December 31, 2010 would have been reduced by $2,891 million and $4,298 million, respectively.

(e)	Net of reinsurance of $2,800 million at both March 31, 2011 and December 31, 2010.

(33)

Loan Commitments
	Notional amount
	March 31,	December 31,
(In millions)	2011	2010

Ordinary course of business lending commitments(a)	$4,080	$4,507
Unused revolving credit lines(b)
Commercial(c)	19,831	21,338
Consumer – principally credit cards	234,609	227,006

(a)	Excluded investment commitments of $1,469 million and $1,990 million as of March 31, 2011 and December 31, 2010, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,202 million and $11,840 million as of March 31, 2011 and December 31, 2010, respectively.

(c)
Included commitments of $14,930 million and $16,243 million as of March 31, 2011 and December 31, 2010, respectively, associated with secured financing arrangements that could have increased to a maximum of $19,086 million and $20,268 million at March 31, 2011 and December 31, 2010, respectively, based on asset volume under the arrangement.

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $338,000 million, approximately 87% or $293,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

(34)

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At March 31, 2011		At December 31, 2010
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,249	$2,815	$5,959	$2,675
Currency exchange contracts	2,988	2,715	2,965	2,533
Other contracts	3	–	5	–
	7,240	5,530	8,929	5,208

Derivatives not accounted for as hedges
Interest rate contracts	215	305	294	552
Currency exchange contracts	1,885	1,102	1,602	846
Other contracts	436	48	531	50
	2,536	1,455	2,427	1,448

Netting adjustments(a)	(4,552)	(4,545)	(3,867)	(3,857)

Total	$5,224	$2,440	$7,489	$2,799

Derivatives are classified in the captions “All other assets” and “All other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2011 and December 31, 2010, the cumulative adjustment for non-performance risk was a loss of $7 million and $10 million, respectively.

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest and other financial charges, along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2011 and 2010.
	Three months ended
	March 31, 2011		March 31, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(1,731)	$1,661	$1,260	$(1,409)
Currency exchange contracts	24	(27)	(20)	16

Fair value hedges resulted in $(73) million and $(153) million of ineffectiveness in the three months ended March 31, 2011 and 2010, respectively. In both the three months ended March 31, 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

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

(35)

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest and other financial charges, when reclassified out of AOCI, for the three months ended March 31, 2011 and 2010.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
(In millions)	for the three months ended		for the three months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Cash flow hedges
Interest rate contracts	$24	$(230)	$(257)	$(419)
Currency exchange contracts	264	(534)	493	(702)
Commodity contracts	–	3	(4)	(2)
Total	$288	$(761)	$232	$(1,123)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was $1,955 million at March 31, 2011. We expect to transfer $(782) million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the three months ended March 31, 2011 and 2010, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2011 and 2010, the maximum term of derivative instruments that hedge forecasted transactions was 21 years and 22 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in GECS revenues from services and totaled $28 million and $(34) million for the three months ended March 31, 2011 and 2010, respectively.

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

The following table provides information about the amounts recorded in AOCI for the three months ended March 31, 2011 and 2010, as well as the gain (loss) recorded in GECS revenues from services when reclassified out of AOCI.

	Gain (loss) recognized in CTA		Gain (loss) reclassified from CTA
(In millions)	for the three months ended		for the three months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net investment hedges
Currency exchange contracts	$(801)	$404	$(338)	$–

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(278) million and $(199) million for the three months ended March 31, 2011 and 2010, respectively, and are recorded in interest and other financial charges.

(36)

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in GECS revenues from services or other income, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains for the three months ended March 31, 2011 on derivatives not designated as hedges were $134 million comprised of amounts related to interest rate contracts of $24 million, currency exchange contracts of $24 million, and other derivatives of $86 million. These gains more than offset the earnings effects from the underlying items that were economically hedged. Losses for the three months ended March 31, 2010 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(325) million comprised of amounts related to interest rate contracts of $148 million, currency exchange contracts of $(575) million, and other derivatives of $102 million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At March 31, 2011, our exposure to counterparties, including interest due, net of collateral we hold, was $908 million. The fair value of such collateral was $6,447 million, of which $1,479 million was cash and $4,968 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,763 million at March 31, 2011.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,440 million subject to these provisions, after consideration of collateral posted by us, and outstanding interest payments, was $1,009 million at March 31, 2011.

16. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

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

(37)

Impaired loans are larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

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

(38)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	March 31,	December 31,
(In millions)	2011	2010

CLL
Americas	$82,876	$86,596
Europe	37,093	37,498
Asia	11,545	11,943
Other	2,568	2,626
Total CLL	134,082	138,663

Energy Financial Services	6,662	7,011

GECAS	12,104	12,615

Other	1,640	1,788

Total Commercial financing receivables, before allowance for losses	$154,488	$160,077

Non-impaired financing receivables	$148,512	$154,257
General reserves	1,052	1,014

Impaired loans	5,976	5,820
Specific reserves	982	1,031

(39)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

Commercial	March 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.2%	0.8%	1.3%	0.8%
Europe	3.9	2.2	4.2	2.3
Asia	2.4	1.7	2.2	1.4
Other	0.4	0.3	0.7	0.3
Total CLL	2.0	1.2	2.1	1.3

Energy Financial Services	0.8	0.8	0.9	0.8

GECAS	0.5	0.4	–	–

Other	5.5	5.2	5.8	5.5

Total	1.9	1.2	2.0	1.2

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,442 million and $5,463 million of nonaccrual financing receivables at March 31, 2011 and December 31, 2010, respectively, $1,007 million and $1,016 million are currently paying in accordance with their contractual terms, respectively.

Commercial	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	March 31,	December 31,	March, 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

CLL
Americas	$2,965	$3,206	$2,395	$2,571
Europe	1,552	1,415	1,209	1,241
Asia	555	616	346	406
Other	8	9	8	8
Total CLL	5,080	5,246	3,958	4,226

Energy Financial Services	162	78	162	62

GECAS	16	–	16	–

Other	184	139	99	102
Total	$5,442	$5,463	$4,235	$4,390

Allowance for losses percentage	37.4%	37.4%	48.0%	46.6%

(40)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment
(In millions)	in loans	balance	loans	in loans	balance	allowance	in loans

March 31, 2011

CLL
Americas	$2,093	$2,182	$2,062	$1,532	$1,557	$516	$1,615
Europe	1,001	833	902	538	345	281	552
Asia	103	102	111	247	214	122	292
Other	–	–	–	–	–	–	–
Total CLL	3,197	3,117	3,075	2,317	2,116	919	2,459
Energy Financial Services	35	42	45	127	127	19	75
GECAS	78	78	51	36	36	3	18
Other	75	75	67	111	111	41	109
Total	$3,385	$3,312	$3,238	$2,591	$2,390	$982	$2,661

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $42 million, $88 million and $8 million of interest income for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to income recognized in our CLL Americas business. The total average investment in impaired loans for the three months ended March 31, 2010, was $5,012 million.

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

(41)

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

Commercial	Secured
(In millions)	A	B	C	Total

March 31, 2011

CLL
Americas	$76,035	$2,852	$3,989	$82,876
Europe	33,136	991	1,374	35,501
Asia	10,405	187	752	11,344
Other	2,459	62	47	2,568
Total CLL	122,035	4,092	6,162	132,289

Energy Financial Services	6,500	153	9	6,662

GECAS	10,708	1,077	319	12,104

Other	1,640	–	–	1,640
Total	$140,883	$5,322	$6,490	$152,695

December 31, 2010

CLL
Americas	$76,977	$4,103	$5,516	$86,596
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other	2,506	66	54	2,626
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	11,034	1,193	388	12,615

Other	1,788	–	–	1,788
Total	$143,499	$6,584	$8,039	$158,122

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

(42)

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At March 31, 2011 and December 31, 2010, these financing receivables included $283 million and $208 million rated A, $805 million and $964 million rated B, and $705 million and $783 million rated C, respectively.

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

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	March 31,	December 31,
(In millions)	2011	2010

Debt	$29,474	$30,249
Business Properties	9,548	9,962

Total Real Estate financing receivables, before allowance for losses	$39,022	$40,211

Non-impaired financing receivables	$28,572	$30,394
General reserves	301	338

Impaired loans	10,450	9,817
Specific reserves	998	1,150

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

Real Estate	March 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	4.0%	3.4%	4.3%	4.1%
Business Properties	4.2	3.9	4.6	3.9
Total	4.1	3.5	4.4	4.0

(43)

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $10,308 million and $9,719 million of nonaccrual financing receivables at March 31, 2011 and December 31, 2010, respectively, $8,698 million and $7,888 million are currently paying in accordance with their contractual terms, respectively.

Real Estate	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Debt	$9,603	$9,039	$769	$961
Business Properties	705	680	368	386
Total	$10,308	$9,719	$1,137	$1,347

Allowance for losses percentage	12.6%	15.3%	114.2%	110.5%

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

March 31, 2011

Debt	$3,752	$3,841	$3,283	$5,993	$6,077	$866	$6,158
Business Properties	208	208	199	497	498	132	493
Total	$3,960	$4,049	$3,482	$6,490	$6,575	$998	$6,651

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business Properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)
We recognized $105 million, $189 million and $57 million of interest income for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to our Real Estate-Debt portfolio. The total average investment in impaired loans for the three months ended March 31, 2010 was $6,999 million.

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

(44)

	March 31, 2011			December 31, 2010
	Loan-to-value ratio			Loan-to-value ratio
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,858	$6,942	$7,674	$12,362	$9,392	$8,495

	March 31, 2011			December 31, 2010
	Internal Risk Rating			Internal Risk Rating
(In millions)	A	B	C	A	B	C

Business
Properties	$8,473	$431	$644	$8,746	$437	$779

Within Real Estate, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. Collateral values for Real Estate-Debt financing receivables are updated at least semi-annually, or more frequently for higher risk loans. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1 in our 2010 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

Our Consumer portfolio is largely non-U.S. and primarily comprises residential mortgage, sales finance, and auto and personal loans in various European and Asian countries. At March 31, 2011, our U.S. consumer financing receivables included private-label credit card and sales financing for over 48 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 62% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 38% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer	Financing receivables at
	March 31,	December 31,
(In millions)	2011	2010

Non-U.S. residential mortgages	$45,436	$45,536
Non-U.S. installment and revolving credit	20,235	20,132
U.S. installment and revolving credit	41,282	43,974
Non-U.S. auto	7,295	7,558
Other	8,231	8,304
Total Consumer financing receivables, before allowance for losses	$122,479	$125,504

Non-impaired financing receivables	$119,792	$122,956
General reserves	3,739	3,970

Impaired loans	2,687	2,548
Specific reserves	565	555

(45)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

Consumer	March 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.1%	8.7%	13.3%	8.4%
Non-U.S. installment and revolving credit	4.6	1.3	4.5	1.3
U.S. installment and revolving credit	5.7	2.6	6.2	2.8
Non-U.S. auto	3.4	0.5	3.3	0.6
Other	4.5	2.6	4.2	2.3
Total	8.1	4.5	8.2	4.4

(a)
Included $297 million and $268 million of loans at March 31, 2011 and December 31, 2010, respectively, which are over 90 days past due and accruing interest. A substantial majority of these loans are covered by third-party mortgage insurance, which provide for payment of principal and interest on the underlying loan.

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

Consumer	Nonaccrual financing		Nonearning financing
	receivables at		receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Non-U.S. residential mortgages	$4,115	$4,059	$3,927	$3,812
Non-U.S. installment and revolving credit	296	302	295	289
U.S. installment and revolving credit	1,004	1,201	1,004	1,201
Non-U.S. auto	41	46	41	46
Other	580	600	462	478
Total	$6,036	$6,208	$5,729	$5,826

Allowance for losses percentage	71.3%	72.9%	75.1%	77.7%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,687 million (with an unpaid principal balance of $2,382 million) and comprised $150 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,537 million with a specific allowance of $565 million at March 31, 2011.  The impaired loans with a specific allowance included $407 million with a specific allowance of $98 million in our Consumer–Other portfolio and $2,130 million with a specific allowance of $467 million across the remaining Consumer business and had an unpaid principal balance and average investment of $1,836 million and $2,075 million, respectively, at March 31, 2011. We recognized $32 million, $114 million and $28 million of interest income for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, respectively, principally on a cash basis. A substantial majority of this amount related to income recognized in our Consumer–U.S. installment and revolving credit portfolio. The total average investment in impaired loans for the three months ended March 31, 2010 was $1,552 million.

(46)

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

	March 31, 2011			December 31, 2010
	Loan-to-value ratio			Loan-to-value ratio
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S.
residential
mortgages	$25,329	$7,483	$12,624	$25,393	$7,515	$12,628

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 58%, respectively. We have third-party mortgage insurance for approximately 72% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at March 31, 2011. Such loans were primarily originated in the U.K. and France.

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

	Internal ratings translated to approximate credit bureau equivalent score
	March 31, 2011			December 31, 2010
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S.
installment and
revolving credit	$10,468	$5,632	$4,135	$10,192	$5,749	$4,191
U.S. installment
and revolving
credit	24,343	8,521	8,418	25,940	8,846	9,188
Non-U.S. auto	4,775	1,599	921	5,379	1,330	849

(47)

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at March 31, 2011, 93% and 7% relate to installment and revolving credit accounts and non-U.S. auto accounts, respectively. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

Consumer – Other

Secured lending in Consumer – Other comprises loans to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance, and cash flow loans. We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At March 31, 2011, Consumer – Other financing receivables of $6,255 million, $860 million and $1,116 million were rated A, B, and C, respectively. At December 31, 2010, Consumer – Other financing receivables of $6,415 million, $822 million and $1,067 million were rated A, B, and C, respectively.

17. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are former Qualified Special Purpose Entities (QSPEs), which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2011 or 2010.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

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

(48)

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE’s economic performance, typically because of our role as either servicer or manager for the VIE. As more fully described in Note 24 in our 2010 consolidated financial statements, our consolidated VIEs fall into three main groups: (1) Trinity, a group of sponsored special purpose entities that holds investment securities funded by the issuance of GICs; (2) Consolidated Securitization Entities, primarily former QSPEs that were created to facilitate securitization of financial assets and other forms of asset-backed financing; and (3) Other consolidated VIEs, primarily asset-backed financing entities where we are the collateral manager, joint ventures and insurance entities. The table below summarizes the assets and liabilities of these entities.

			Consolidated Securitization Entities(a)
			Credit				Real	Trade
(In millions)	Trinity	(b)	Cards	(c)	Equipment	(d)	Estate	Receivables	Other	(d)	Total

March 31, 2011
Assets(e)
Financing
receivables, net	$–		$16,827		$10,080		$4,081	$2,439	$3,245		$36,672
Investment securities	5,346		–		–		–	–	1,005		6,351
Other assets	156		17		249		207	25	3,125		3,779
Total	$5,502		$16,844		$10,329		$4,288	$2,464	$7,375		$46,802

Liabilities(e)
Borrowings	$–		$–		$167		$25	$–	$908		$1,100
Non-recourse
borrowings	–		12,725		8,302		4,150	2,304	1,271		28,752
Other liabilities	5,488		92		51		3	279	1,038		6,951
Total	$5,488		$12,817		$8,520		$4,178	$2,583	$3,217		$36,803

December 31, 2010
Assets(e)
Financing
receivables, net	$–		$20,570		$9,431		$4,233	$1,882	$3,356		$39,472
Investment securities	5,706		–		–		–	–	964		6,670
Other assets	283		17		234		209	99	3,672		4,514
Total	$5,989		$20,587		$9,665		$4,442	$1,981	$7,992		$50,656

Liabilities(e)
Borrowings	$–		$–		$184		$25	$–	$949		$1,158
Non-recourse
borrowings	–		12,824		8,091		4,294	2,970	1,265		29,444
Other liabilities	5,690		132		8		4	–	1,861		7,695
Total	$5,690		$12,956		$8,283		$4,323	$2,970	$4,075		$38,297

(a)
Includes entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17. On January 1, 2010, we consolidated financing receivables of $39,463 million and investment securities of $1,015 million and non-recourse borrowings of $36,112 million. At March 31, 2011, financing receivables of $29,448 million and non-recourse borrowings of $24,482 million remained outstanding in respect of those entities.

(b)	Contractual credit and liquidity support provided to those entities was $1,364 million at March 31, 2011 and $1,508 million at December 31, 2010.

(c)
In February 2011, the capital structure of a consolidated credit card securitization entity changed and it is now consolidated under the voting interest model and accordingly is no longer reported in the table above. The entity’s assets and liabilities at December 31, 2010 were $2,875 million and $525 million, respectively.

(d)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $91 million at March 31, 2011 and $936 million at December 31, 2010.

(e)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

(49)

GECS revenues from services from our consolidated VIEs were $1,540 million and $1,851 million in the three months ended March 31, 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $362 million and $468 million in the three months ended March 31, 2011 and 2010, respectively, and interest and other financial charges of $156 million and $228 million in the three months ended March 31, 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

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

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At March 31, 2011, our investment of $6,126 million primarily comprised a 49.9% partnership interest of $832 million and loans and advances of $5,257 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at March 31, 2011 include investments in real estate entities ($2,162 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; debt investment fund ($2,168 million); and exposures to joint ventures that purchase factored receivables ($1,735 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “All other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at March 31, 2011 and December 31, 2010 follow.

	At March 31, 2011			At December 31, 2010
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$6,126	$4,937	$11,063	$5,790	$4,585	$10,375
Financing receivables – net	–	2,210	2,210	–	2,240	2,240
Total investments	6,126	7,147	13,273	5,790	6,825	12,615
Contractual obligations to fund
investments or guarantees	600	3,113	3,713	600	1,990	2,590
Revolving lines of credit	2,119	–	2,119	2,431	–	2,431
Total	$8,845	$10,260	$19,105	$8,821	$8,815	$17,636

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities (CMBS) and asset-backed securities (ABS) issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(50)

18. OTHER LIABILITIES

We are involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable.

19. INTERCOMPANY TRANSACTIONS

Transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

These intercompany transactions are reported in the GE and GECS columns of our financial statements, but are eliminated in deriving our consolidated financial statements. Effects of these eliminations on our consolidated cash flows from operating, investing and financing activities include the following. Net decrease (increase) in GE customer receivables sold to GECS of $959 million and $22 million have been eliminated from consolidated cash from operating and investing activities for the three months ended March 31, 2011 and 2010, respectively. Eliminations of intercompany borrowings (includes GE investment in GECS short-term borrowings, such as commercial paper) of $247 million and $17 million have been eliminated from financing activities for the three months ended March 31, 2011 and 2010, respectively. Other reclassifications and eliminations of $31 million and $435 million have been eliminated from consolidated cash from operating activities and $297 million and $(351) million have been eliminated from consolidated cash from investing activities for the three months ended March 31, 2011 and 2010, respectively.

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

(51)

Overview

Earnings from continuing operations attributable to the Company increased 48% to $3.414 billion in the first quarter of 2011 compared with $2.311 billion in the first quarter of 2010. Earnings per share (EPS) from continuing operations were $0.31 in the first quarter of 2011, up 48% compared with $0.21 in the first quarter of 2010. Excluding non-operating pension costs, operating earnings increased 58% to $3.577 billion in the first quarter of 2011 compared with $2.260 billion in the first quarter of 2010. Operating earnings per share (non-GAAP measure) increased 65% to $0.33 in the first quarter of 2011 compared with $0.20 in the first quarter of 2010.

Earnings (loss) from discontinued operations, net of taxes, was an insignificant amount in the first quarter of 2011 compared with $(0.4) billion in the first quarter of 2010. During the first quarter of 2010, we recorded $0.4 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan. For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

Net earnings attributable to GE common shareowners increased 80% to $3.358 billion and EPS increased 82% to $0.31 in the first quarter of 2011 compared with $1.870 billion and $0.17, respectively, in the first quarter of 2010.

Revenues of $38.4 billion in the first quarter of 2011 were 6% higher compared with the first quarter of 2010, reflecting organic revenue growth, the net effects of acquisitions and dispositions and the weaker U.S. dollar. Industrial sales decreased 6% to $22.1 billion, primarily reflecting the net effects of acquisitions and dispositions, partially offset by organic revenue growth and the effects of the weaker U.S. dollar. Sales of product services (including sales of spare parts and related services) of $9.4 billion in the first quarter of 2011 increased 9% compared with the first quarter of 2010. Financial services revenues increased 3% over the comparable period of last year to $13.2 billion, reflecting organic revenue growth and the effects of the weaker U.S. dollar, partially offset by the net effects of acquisitions and dispositions. Other income increased to $3.6 billion in the first quarter of 2011 from $0.4 billion in the first quarter of 2010 mainly attributable to the disposition of NBC Universal (NBCU).

Overall, acquisitions contributed $0.6 billion and $0.4 billion to consolidated revenues in the first quarters of 2011 and 2010, respectively. Our consolidated earnings in the first quarters of 2011 and 2010 included an insignificant amount and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through higher revenues of an insignificant amount and lower revenues in the amount of $1.1 billion in the first quarters of 2011 and 2010, respectively. The effects of dispositions on earnings were increases of $0.4 billion and $0.1 billion in the first quarters of 2011 and 2010, respectively.

The most significant acquisitions affecting results for the first quarter of 2011 were Dresser Inc. and Wellstream PLC at Energy Infrastructure.

Segment Operations

Effective January 1, 2011, we reorganized the Technology Infrastructure segment into three segments – Aviation, Healthcare and Transportation. The prior-period results of the Aviation, Healthcare and Transportation businesses are unaffected by this reorganization. Results of our formerly consolidated subsidiary, NBCU, and our current equity method investment in NBCUniversal LLC (NBCU LLC) are reported in the Corporate items and eliminations line on the Summary of Operating Segments.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

(52)

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Prior to January 1, 2011, segment profit also excluded the effects of principal pension plans. Beginning January 1, 2011, we allocate service costs related to our principal pension plans and no longer allocate the retiree costs of our postretirement healthcare benefits to our segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change did not significantly affect our reported segment results. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for Energy Infrastructure, Aviation, Healthcare, Transportation and Home & Business Solutions; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Capital.

We have reclassified certain prior-period amounts to conform to the current-period presentation. In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments. Refer to the Summary of Operating Segments on page 6 for a reconciliation of the total reportable segments’ profit to the consolidated net earnings attributable to the Company.

Energy Infrastructure
	Three months ended March 31
(In millions)	2011	2010

Revenues	$9,449	$8,655

Segment profit	$1,381	$1,481

Revenues
Energy	$7,845	$7,205
Oil & Gas	1,787	1,593

Segment profit
Energy	$1,221	$1,339
Oil & Gas	199	191

Energy Infrastructure revenues increased 9% or $0.8 billion (including $0.5 billion from acquisitions) in the first quarter of 2011 as higher volume ($0.8 billion) was partially offset by lower prices ($0.1 billion). Higher volume at Energy primarily related to Wind and Energy Services. Lower prices were at both Energy and Oil & Gas. Segment profit decreased 7%, or $0.1 billion, as lower productivity ($0.1 billion) and lower prices ($0.1 billion) were partially offset by higher volume ($0.1 billion). Lower productivity, lower prices and higher volume were at both Energy and Oil & Gas.

Aviation revenues of $4.4 billion in the first quarter of 2011 increased $0.2 billion, or 5%, due primarily to increased volume ($0.2 billion) and higher prices ($0.1 billion), partially offset by lower other income ($0.1 billion). Higher volume and higher prices were driven by increased service revenue ($0.2 billion). Lower other income reflects the absence of a franchise fee from the first quarter of 2010. Segment profit of $0.8 billion in the first quarter of 2011 increased 5% due primarily to higher prices ($0.1 billion), mostly offset by lower other income ($0.1 billion).

Healthcare revenues of $4.1 billion in the first quarter of 2011 increased $0.4 billion, or 10%, due to higher volume ($0.4 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by price.  The volume increase was split between equipment sales ($0.2 billion) and services ($0.2 billion). Segment profit of $0.5 billion in the first quarter of 2011 increased 7% reflecting increased productivity ($0.1 billion).

Transportation revenues of $0.9 billion in the first quarter of 2011 increased $0.1 billion, or 18%, due to higher volume ($0.2 billion), primarily related to services. Segment profit in the first quarter of 2011 of $0.2 billion increased 37% as a result of increased productivity ($0.1 billion), reflecting improved service margins.

(53)

Home & Business Solutions revenues of $2.0 billion increased 3% in the first quarter of 2011 compared with the first quarter of 2010 primarily as a result of higher volume. Segment profit increased 4% in the first quarter of 2011, primarily as a result of increased productivity and other income, partially offset by lower prices.

GE Capital
	Three months ended March 31
(In millions)	2011	2010

Revenues	$12,324	$11,931

Segment profit	$1,842	$583

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets	$564,701	$574,278	$602,226

	Three months ended March 31
(In millions)	2011	2010

Revenues
CLL	$4,608	$4,594
Consumer	4,941	4,564
Real Estate	907	944
Energy Financial Services	345	791
GECAS	1,325	1,239

Segment profit
CLL	$554	$232
Consumer	1,257	569
Real Estate	(358)	(403)
Energy Financial Services	112	153
GECAS	306	317
	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Assets
CLL	$197,467	$202,650	$212,752
Consumer	147,474	152,839	158,855
Real Estate	70,934	72,630	82,637
Energy Financial Services	18,821	19,549	22,909
GECAS	48,560	49,106	48,475

GE Capital revenues increased 3% and net earnings were favorable compared with the first quarter of 2010. Revenues for the first quarter of 2011 included $0.1 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues for the quarter increased compared with the first quarter of 2010 as a result of the gain on sale of a substantial portion of our Garanti Bank equity investment (the Garanti Bank transaction) and improved margins, partially offset by reduced revenues from lower asset balances. Net earnings increased by $1.3 billion in the first quarter of 2011 compared with the first quarter of 2010, primarily due to lower provisions for losses on financing receivables, the gain on the Garanti Bank transaction and lower impairments.

(54)

During the first quarter of 2011, GE Capital provided approximately $23 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $19 billion of credit to more than 48 million U.S. consumers. GE Capital provided credit to approximately 4,500 new commercial customers and 11,300 new small businesses in the U.S. during the first three months of 2011 and ended the period with outstanding credit to more than 297,000 commercial customers and 184,000 small businesses through retail programs in the U.S.

Additional information about certain GE Capital businesses follows.

CLL revenues were flat and net earnings were favorable compared with the first quarter of 2010. Revenues for the quarter increased slightly compared with the first quarter of 2010 as a result of higher investment income and higher gains, offset by organic revenue declines. Net earnings increased in the first quarter of 2011, reflecting lower provisions for losses on financing receivables ($0.1 billion), higher investment income ($0.1 billion), core increases ($0.1 billion) and higher gains ($0.1 billion).

Consumer revenues increased 8% and net earnings were favorable compared with the first quarter of 2010. Revenues for the first quarter of 2011 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the first quarter also increased $0.4 billion compared with the first quarter of 2010 as a result of the gain on the Garanti Bank transaction ($0.7 billion), partially offset by organic revenue declines ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including lower provisions for losses on financing receivables primarily in the U.S., our global banks, and the U.K. ($0.4 billion), and the gain on the Garanti Bank transaction ($0.3 billion).

Real Estate revenues decreased 4% and net earnings increased 11% compared with the first quarter of 2010. Revenues for the quarter decreased compared with the first quarter of 2010 as a result of organic revenue declines. Real Estate net earnings increased compared with the first quarter of 2010, as a decrease in provisions for losses on financing receivables and lower impairments ($0.2 billion) were partially offset by core declines ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.2 billion and $0.3 billion in the first quarters of 2011 and 2010, respectively.

Energy Financial Services revenues decreased 56% and net earnings decreased 27% compared with the first quarter of 2010. Revenues for the quarter decreased compared with the first quarter of 2010, primarily as a result of the deconsolidation of Regency ($0.3 billion) and organic revenue declines ($0.2 billion), primarily from an asset sale in 2010 by an investee. These decreases were partially offset by higher gains ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), primarily from an asset sale in 2010 by an investee, partially offset by higher gains ($0.1 billion).

GECAS revenues increased 7% and net earnings decreased 3% compared with the first quarter of 2010. Revenues for the quarter increased compared with the first quarter of 2010 as a result of organic revenue growth ($0.1 billion).

(55)

Corporate Items and Eliminations
	Three months ended March 31
(In millions)	2011	2010

Revenues
NBCU	$4,800	$4,320
Other disposed businesses	–	428
Insurance activities	856	882
Eliminations and other	(331)	(616)
Total	$5,325	$5,014

Operating Profit (Cost)
NBCU	$3,648	$199
Other disposed businesses	–	5
Insurance activities	(22)	(46)
Principal retirement plans	(430)	(40)
Underabsorbed corporate overhead	(317)	(164)
Other	(423)	(58)
Total	$2,456	$(104)

Corporate items and eliminations revenues of $5.3 billion in the first quarter of 2011 increased $0.3 billion as the $3.6 billion pre-tax gain related to the NBCU transaction was partially offset by a $3.1 billion reduction in revenues from NBCU operations resulting from the deconsolidation of NBCU effective January 28, 2011 and $0.4 billion of lower revenues from other disposed businesses. Corporate items and eliminations costs decreased by $2.6 billion compared with the first quarter of 2010 as $3.4 billion of higher gains on disposed businesses, primarily NBCU, were partially offset by $0.4 billion of higher costs of our principal retirement plans, a $0.2 billion increase in restructuring, rationalization, acquisition-related and other charges and a $0.1 billion increase in research and development spending.

Certain amounts included in Corporate items and eliminations cost are not allocated to GE operating segments because they are excluded from the measurement of their operating performance for internal purposes. For the first quarter of 2011, these included $0.2 billion at Energy Infrastructure, primarily acquisition-related costs, and $0.1 billion at both Aviation and Healthcare.

(56)

Income Taxes

The consolidated provision for income taxes was an expense of $3.9 billion for the first quarter of 2011 (an effective tax rate of 52.8%), compared with $0.4 billion for the first quarter of 2010 (an effective tax rate of 15.8%). Our consolidated income tax rate increased from the first quarter of 2010 to the first quarter of 2011, primarily because of the gain on the disposition of NBCU and the increase in income in higher-taxed jurisdictions at GE Capital.

Approximately 33 percentage points of the 37 percentage point increase in the consolidated effective tax rate from the first quarter of 2010 to the first quarter of 2011 was due to the disposition of NBCU. In connection with the transaction, we recognized income tax expense of $3.2 billion on a pretax gain of $3.6 billion, reflecting the low tax basis in our investment in the NBCU business, and the recognition of deferred tax liabilities related to our 49% investment in NBCU LLC. As our investment in NBCU LLC is structured as a partnership for U.S. tax purposes, U.S. taxes are recorded separately from the equity investment.

Our effective income tax rate, excluding the NBCU disposition, is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GECS funds the majority of its non-U.S. operations through foreign companies that are subject to low foreign taxes.

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

Discontinued Operations
	Three months ended March 31
(In millions)	2011	2010

Earnings (loss) from discontinued operations,
net of taxes	$19	$(366)

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico and Consumer Singapore. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the first quarter of 2010, primarily reflected $0.4 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

(57)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the three months ended March 31, 2011 resulted from the following:

•	At GECS, repayments exceeded new issuances of total borrowings by $18.2 billion and collections on financing receivables exceeded originations by $12.3 billion;

•	On February 1, 2011 and February 3, 2011, we completed the acquisitions of Dresser Inc. ($3.2 billion) and Wellstream PLC ($1.3 billion), respectively;

•
On January 28, 2011, we completed the disposition of NBCU for $6.2 billion of cash and a 49% interest in NBCU LLC, a newly formed entity comprising our former NBCU business and Comcast’s cable networks, regional sports networks, certain digital properties and certain unconsolidated investments;

•	The U.S. dollar was weaker at March 31, 2011 than at December 31, 2010, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Consolidated assets were $727.8 billion at March 31, 2011, a decrease of $23.4 billion from December 31, 2010. GE assets decreased $8.7 billion, and financial services assets decreased $11.0 billion.

GE assets were $210.1 billion at March 31, 2011, an $8.7 billion decrease from December 31, 2010 and reflect a net reduction of $16.7 billion related to the NBCU disposition, partially offset by an increase in our investment in GECS of $3.1 billion, mainly related to earnings of GECS and the weaker U.S. dollar, and an increase in inventory of $1.8 billion.

Financial Services assets were $597.7 billion at March 31, 2011, an $11.0 billion decrease from December 31, 2010, and reflect a reduction of financing receivables of $9.4 billion, primarily through collections exceeding originations ($12.3 billion) and net write-offs ($2.1 billion), partially offset by the weaker U.S. dollar ($4.1 billion), and a decrease in all other assets ($6.8 billion), mainly from the sale of a substantial portion of our Garanti Bank equity investment ($3.0 billion), partially offset by an increase of cash and equivalents ($7.0 billion).

Consolidated liabilities were $602.0 billion at March 31, 2011, a $25.0 billion decrease from December 31, 2010. GE liabilities decreased $10.3 billion and financial services liabilities decreased $14.2 billion.

GE liabilities were $85.5 billion at March 31, 2011. The $10.3 billion decrease from December 31, 2010 was primarily attributable to a decrease in liabilities of businesses held for sale of $15.5 billion, mainly related to the NBCU transaction, partially offset by an increase in current and all other liabilities of $4.6 billion, primarily due to an increase in tax liabilities, mainly related to taxes recorded in connection with the NBCU disposition. The ratio of borrowings to total capital invested for GE at the end of the first quarter was 7.7% compared with 7.6% at December 31, 2010 and 9.2% at March 31, 2010.

Financial Services liabilities decreased $14.2 billion from December 31, 2010 to $524.4 billion at March 31, 2011, and reflect an $18.2 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets, partially offset by the effects of the weaker U.S. dollar.

During the three months ended March 31, 2011, we completed acquisitions with a total net cash consideration of $4.9 billion. These acquisitions were primarily in our Energy Infrastructure segment, consistent with our strategy to increase our competitiveness in the key industries in which we operate. The most significant acquisitions were Dresser, Inc. ($3.2 billion), which broadens the Energy product portfolio with technologies for gas engines, control and relief valves, measurement, regulation and control solutions for gas and fuel distributions; and Wellstream, PLC ($1.3 billion, including $0.4 billion for the purchase of acquired noncontrolling interests), which expands the Oil & Gas portfolio with subsea flexible risers and flow lines.

(58)

Cash Flows

Consolidated cash and equivalents were $82.2 billion at March 31, 2011, an increase of $3.2 billion during the first quarter of 2011. Cash and equivalents totaled $67.9 billion at March 31, 2010, a decrease of $2.7 billion during the first quarter of 2010.

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

GE Cash Flow

GE cash and equivalents were $15.5 billion at March 31, 2011, compared with $10.2 billion at March 31, 2010. GE CFOA totaled $1.7 billion for the first quarter of 2011 compared with $2.6 billion for the first quarter of 2010. With respect to GE CFOA, we believe that it is useful to supplement our GE Condensed Statement of Cash Flows and to examine in a broader context the business activities that provide and require cash.

	Three months ended March 31
(In billions)	2011	2010

Operating cash collections(a)	$20.3	$22.3
Operating cash payments	(18.6)	(19.7)
GE cash from operating activities (GE CFOA)(a)	$1.7	$2.6

(a)
GE sells customer receivables to GECS in part to fund the growth of our industrial businesses. These transactions can result in cash generation or cash use. During any given period, GE receives cash from the sale of receivables to GECS. It also foregoes collection of cash on receivables sold. The incremental amount of cash received from sale of receivables in excess of the cash GE would have otherwise collected had those receivables not been sold, represents the cash generated or used in the period relating to this activity. The incremental impact to GE CFOA from selling these receivables to GECS was a decrease in GE CFOA of $0.6 billion for the first quarter of 2011 and a decrease to GE CFOA of $0.4 billion for the first quarter of 2010. See Note 19 to the condensed, consolidated financial statements for additional information about the elimination of intercompany transactions between GE and GECS.

The most significant source of cash in GE CFOA is customer-related activities, the largest of which is collecting cash following a product or services sale. GE operating cash collections decreased by $2.0 billion during the first quarter of 2011. This decrease is consistent with the comparable changes in sales of services.

The most significant operating use of cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services. GE operating cash payments decreased by $1.1 billion for the first quarter of 2011, consistent with the decrease in GE total costs and expenses.

GE CFOA decreased $0.9 billion compared with the first quarter of 2010, primarily reflecting an overall increase in working capital to support equipment sales through the year and the impact from the disposition of NBCU, partially offset by an increase in taxes payable.

GECS Cash Flow

GECS cash and equivalents were $67.3 billion at March 31, 2011, compared with $58.3 billion at March 31, 2010. GECS cash from operating activities totaled $4.9 billion for the first quarter of 2011, compared with cash from operating activities of $4.0 billion for the first quarter of 2010. This was primarily due to an increase in accounts payable due to higher volume at CLL.

(59)

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $18.5 billion during the first quarter of 2011, resulting from a $12.3 billion reduction in financing receivables due to collections exceeding originations and $0.4 billion from recoveries of financing receivables previously written off. Additionally, we received proceeds of $7.0 billion from the sale of a substantial portion of our equity investment in Garanti Bank ($3.8 billion) and from the sale of Consumer RV Marine ($1.8 billion) and a GE Capital Consumer business in Canada ($1.4 billion).

GECS cash used for financing activities for the first quarter of 2011 of $17.3 billion related primarily to an $18.2 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, partially offset by an increase in deposits at our global banks.

Intercompany Eliminations

Effects of transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs. See Note 19 to the condensed, consolidated financial statements for further information related to intercompany eliminations.

Fair Value Measurements

See Note 1 to our 2010 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 14 to the condensed, consolidated financial statements.

At March 31, 2011, the aggregate amount of investments that are measured at fair value through earnings totaled $4.5 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities held at our global banks. The fair value of investment securities increased to $44.9 billion at March 31, 2011 from $43.9 billion at December 31, 2010. Of the amount at March 31, 2011, we held debt securities with an estimated fair value of $43.3 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.3 billion, $2.7 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $1.3 billion and $1.6 billion at March 31, 2011 and December 31, 2010, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.3 billion, $0.3 billion and $0.2 billion, respectively, at March 31, 2011, as compared with $0.4 billion, $0.4 billion and $0.2 billion, respectively, at December 31, 2010.

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

(60)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS securities are in a senior position in the capital structure of the deals and more than 65% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at both March 31, 2011 and December 31, 2010, approximately $0.7 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 71% have been subsequently downgraded to below investment grade.

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

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans of high-quality, middle-market companies in a variety of industries. The vast majority of our ABS securities are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At March 31, 2011, our investment securities insured by Monolines on which we continue to place reliance were $1.7 billion, including $0.3 billion of our $0.7 billion investment in subprime RMBS. At March 31, 2011, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total pre-tax, other-than-temporary impairment losses during the first quarter of 2011 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests and equity securities.

(61)

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at March 31, 2011, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At March 31, 2011, unrealized losses on investment securities totaled $1.3 billion, including $1.1 billion aged 12 months or longer, compared with unrealized losses of $1.6 billion, including $1.3 billion aged 12 months or longer, at December 31, 2010. Of the amount aged 12 months or longer at March 31, 2011, approximately 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.6 billion and $0.2 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2011, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 13% of our total portfolio. Of those, approximately 62% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 38% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

(62)

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

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 5 and 16.

(63)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas	$82,876	$86,596	$2,395	$2,571	$1,254	$1,287
Europe	37,093	37,498	1,209	1,241	443	429
Asia	11,545	11,943	346	406	228	222
Other	2,568	2,626	8	8	6	7
Total CLL	134,082	138,663	3,958	4,226	1,931	1,945

Energy
Financial
Services	6,662	7,011	162	62	36	22

GECAS	12,104	12,615	16	–	12	20

Other	1,640	1,788	99	102	55	58
Total
Commercial	154,488	160,077	4,235	4,390	2,034	2,045

Real Estate
Debt(a)	29,474	30,249	769	961	1,118	1,292
Business
Properties(b)	9,548	9,962	368	386	181	196
Total Real Estate	39,022	40,211	1,137	1,347	1,299	1,488

Consumer
Non-U.S.
residential
mortgages(c)	45,436	45,536	3,927	3,812	842	828
Non-U.S.
installment
and revolving
credit	20,235	20,132	295	289	930	937
U.S. installment
and revolving
credit	41,282	43,974	1,004	1,201	2,141	2,333
Non-U.S. auto	7,295	7,558	41	46	152	168
Other	8,231	8,304	462	478	239	259
Total Consumer	122,479	125,504	5,729	5,826	4,304	4,525
Total	$315,989	$325,792	$11,101	$11,563	$7,637	$8,058

(a)	Financing receivables included $183 million and $218 million of construction loans at March 31, 2011 and December 31, 2010, respectively.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At March 31, 2011, net of credit insurance, approximately 24% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 81% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 76% and have re-indexed loan-to-value ratios of 84% and 58%, respectively. At March 31, 2011, 4% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(64)

The portfolio of financing receivables, before allowance for losses, was $316.0 billion at March 31, 2011, and $325.8 billion at December 31, 2010. Financing receivables, before allowance for losses, decreased $9.8 billion from December 31, 2010, primarily as a result of collections exceeding originations ($12.3 billion) (which includes sales) and write-offs ($2.1 billion), partially offset by the weaker U.S. dollar ($4.1 billion) and acquisitions ($0.6 billion).

Related nonearning receivables totaled $11.1 billion (3.5% of outstanding receivables) at March 31, 2011, compared with $11.6 billion (3.5% of outstanding receivables) at December 31, 2010. Nonearning receivables decreased from December 31, 2010, primarily due to write-offs and discounted payoffs in Real Estate, improved performance in Commercial and improvements in our entry rates in Consumer.

The allowance for losses at March 31, 2011 totaled $7.6 billion compared with $8.1 billion at December 31, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $0.4 billion from March 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $0.5 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.5% at December 31, 2010 to 2.4% at March 31, 2011 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(65)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing		Allowance for losses as a		Allowance for losses
	receivables as a percent of		percent of nonearning		as a percent of total
	financing receivables		financing receivables		financing receivables
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas	2.9%	3.0%	52.4%	50.1%	1.5%	1.5%
Europe	3.3	3.3	36.6	34.6	1.2	1.1
Asia	3.0	3.4	65.9	54.7	2.0	1.9
Other	0.3	0.3	75.0	87.5	0.2	0.3
Total CLL	3.0	3.0	48.8	46.0	1.4	1.4

Energy
Financial
Services	2.4	0.9	22.2	35.5	0.5	0.3

GECAS	0.1	-	75.0	-	0.1	0.2

Other	6.0	5.7	55.6	56.9	3.4	3.2

Total
Commercial	2.7	2.7	48.0	46.6	1.3	1.3

Real Estate
Debt	2.6	3.2	145.4	134.4	3.8	4.3
Business
Properties	3.9	3.9	49.2	50.8	1.9	2.0

Total Real Estate	2.9	3.3	114.2	110.5	3.3	3.7

Consumer
Non-U.S.
residential
mortgages	8.6	8.4	21.4	21.7	1.9	1.8
Non-U.S.
installment and
revolving
credit	1.5	1.4	315.3	324.2	4.6	4.7
U.S. installment
and revolving
credit	2.4	2.7	213.2	194.3	5.2	5.3
Non-U.S. auto	0.6	0.6	370.7	365.2	2.1	2.2
Other	5.6	5.8	51.7	54.2	2.9	3.1

Total Consumer	4.7	4.6	75.1	77.7	3.5	3.6

Total	3.5	3.5	68.8	69.7	2.4	2.5

(66)

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $2.4 billion represented 21.6% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 50.1% at December 31, 2010, to 52.4% at March 31, 2011, reflecting an overall decrease in nonearning receivables and a concentration of financing receivables with higher loss experience remaining in nonearning. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.0% at December 31, 2010, to 2.9% at March 31, 2011, primarily due to reduced nonearning exposures in our healthcare and industrial materials portfolios, which more than offset deterioration in our corporate aircraft portfolio. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, industrial materials, trucking and forestry industries, and for our leveraged finance business, equity of the underlying businesses.

CLL – Europe. Nonearning receivables of $1.2 billion represented 10.9% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.6% at December 31, 2010, to 36.6% at March 31, 2011, due primarily to a reduction in nonearning receivables related to account restructuring in our senior secured lending portfolio and improved delinquency in our equipment finance portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. The ratio of allowance for losses as a percent of nonearning receivables in the Interbanca S.p.A portfolio remained consistent due to minor increases in both reserves and nonearning financing receivables in the quarter. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 65.7% at December 31, 2010, to 76.2% at March 31, 2011, for the reasons described above. The ratio of nonearning receivables as a percent of financing receivables remained consistent at 3.3% at March 31, 2011. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending and Interbanca S.p.A businesses, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.3 billion represented 3.1% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 54.7% at December 31, 2010, to 65.9% at March 31, 2011, primarily as a result of collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan, Australia and New Zealand. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at December 31, 2010, to 3.0% at March 31, 2011, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, Australia and New Zealand partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.8 billion represented 6.9% of total nonearning receivables at March 31, 2011. The decrease in nonearning receivables from December 31, 2010, was driven primarily by resolution of European hotel and retail nonearning loans, as well as U.S. multi-family and hotel nonearning loans, through restructurings and payoffs, partially offset by new U.S. office and hotel delinquencies. The ratio of allowance for losses as a percent of nonearning receivables increased from 134.4% to 145.4% reflecting resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 4.3% at December 31, 2010 to 3.8% at March 31, 2011, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values.

(67)

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At March 31, 2011, total Real Estate financing receivables of $39.0 billion were primarily collateralized by owner-occupied properties ($9.5 billion), office buildings ($9.2 billion), apartment buildings ($5.8 billion) and hotel properties ($4.4 billion). In addition, $2.9 billion of our Real Estate financing receivables are collateralized by properties in Japan. Less than $0.1 billion of these collateralized properties are in the earthquake and tsunami impacted areas. In the first quarter of 2011, commercial real estate markets showed signs of improved stability; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.3 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At March 31, 2011, we had 115 foreclosed commercial real estate properties which had a value of approximately $0.6 billion.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.9 billion represented 35.4% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 21.7% at December 31, 2010 to 21.4% at March 31, 2011. In the first quarter of 2011, our nonearning receivables increased primarily due to continued challenging economic conditions primarily in Europe. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 58%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2011, we had in repossession stock approximately 650 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables increased from 8.4% at December 31, 2010 to 8.6% at March 31, 2011, primarily due to reduced originations across all platforms.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 2.7% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 324.2% at December 31, 2010 to 315.3% at March 31, 2011, reflecting the effects of loan repayments and reduced originations primarily in our European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.0 billion represented 9.0% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 194.3% at December 31, 2010, to 213.2% at March 31, 2011, as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.7% at December 31, 2010 to 2.4% at March 31, 2011, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $21.8 billion nonaccrual loans at March 31, 2011, $10.0 billion are currently paying in accordance with their contractual terms.

(68)

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

March 31, 2011

Commercial
CLL	$5,080	$3,958
Energy Financial Services	162	162
GECAS	16	16
Other	184	99
Total Commercial	5,442	4,235

Real Estate	10,308	1,137

Consumer	6,036	5,729
Total	$21,786	$11,101

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

(69)

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	March 31,	December 31,
	2011	2010
Loans requiring allowance for losses
Commercial(a)	$2,591	$2,733
Real Estate	6,490	6,812
Consumer	2,537	2,447
Total loans requiring allowance for losses	11,618	11,992

Loans expected to be fully recoverable
Commercial(a)	3,385	3,087
Real Estate	3,960	3,005
Consumer	150	101
Total loans expected to be fully recoverable	7,495	6,193
Total impaired loans	$19,113	$18,185

Allowance for losses (specific reserves)
Commercial(a)	$982	$1,031
Real Estate	998	1,150
Consumer	565	555
Total allowance for losses (specific reserves)	$2,545	$2,736

Average investment during the period	$18,649	$15,538
Interest income earned while impaired(b)	179	391

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)
Recognized principally on a cash basis. Interest income earned while impaired for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, were $179 million, $391 million and $93 million, respectively. The total average investment in impaired loans for the three months ended March 31, 2010, was $13,563 million.

Impaired loans increased by $0.9 billion from December 31, 2010 to March 31, 2011, primarily relating to increases at Real Estate. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values in certain markets, particularly Japan, as well as an increase in troubled debt restructurings (TDRs). Real Estate specific reserves have not increased proportionately to the increase in impaired loans, primarily due to an increase in TDRs that are expected to be fully recoverable based on the value of the underlying collateral and are performing in accordance with their modified terms. Of our $10.4 billion impaired loans at Real Estate at March 31, 2011, $8.9 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(70)

Our impaired loan balance at March 31, 2011 and December 31, 2010, classified by the method used to measure impairment was as follows.

	At
	March 31,	December 31,
(In millions)	2011	2010

Method used to measure impairment
Discounted cash flow	$8,567	$7,644
Collateral value	10,546	10,541
Total	$19,113	$18,185

See Note 1 to our 2010 consolidated financial statements for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2011, TDRs included in impaired loans were $11.2 billion, primarily relating to Real Estate ($5.7 billion), CLL ($2.9 billion) and Consumer ($2.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the three months ended March 31, 2011, we provided short-term modifications of approximately $0.5 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $0.2 billion of credit card loans in the U.S. and approximately $0.3 billion of other consumer loans, primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. Our experience indicates that a substantial majority of 2011 loan modifications will be successful as they are performing in accordance with the revised contractual terms.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	March 31,	December 31,
	2011	2010

CLL	2.0%	2.1%

Consumer	8.1	8.2

Real Estate	4.1	4.4

Delinquency rates on commercial loans and leases decreased from December 31, 2010 to March 31, 2011, as a result of improvements in the global economic and credit environment. We expect the global environment to show further signs of improvement in 2011; however, the credit environment continues to be uncertain and may impact future levels of commercial delinquencies and provisions for losses on financing receivables.

(71)

Delinquency rates on consumer financing receivables decreased from December 31, 2010 to March 31, 2011, primarily due to improved collections and lower delinquency entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to further show signs of improvement in 2011; however, the uncertain economic environment may result in higher provisions for loan losses. At March 31, 2011, approximately 41% of our U.S. portfolio, which consisted of credit cards, installment and revolving loans, were receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at March 31, 2011. See Notes 5 and 16.

Delinquency rates on Real Estate loans and leases decreased from December 31, 2010 to March 31, 2011, reflecting market improvements, collections, including discounted payoffs, restructuring and foreclosures. Despite indications of market improvement, real estate liquidity remains limited in some markets. Slow economic recovery could result in a continuation of elevated delinquency levels and provisions for losses on financing receivables.

All other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $72.5 billion at March 31, 2011, a decrease of $6.8 billion, primarily related to the sale of a substantial portion of our equity investment in Garanti Bank ($3.0 billion), a reduction in the fair value of our derivative assets ($2.2 billion) and the sale of certain held for sale real estate and aircraft ($1.4 billion). During the first quarter of 2011, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $27.5 billion and $27.2 billion at March 31, 2011 and December 31, 2010, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the fourth quarter of 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $5.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. We hold Real Estate equity investments located in Japan totaling $4.9 billion, of which an insignificant amount is in the earthquake and tsunami impacted areas. The effect on the Japan economy and related property values from the March 11, 2011 earthquake and subsequent tsunami in Japan is currently unclear. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the first quarter of 2011, Real Estate recognized pre-tax impairments of $0.5 billion in its real estate held for investment, which were driven by declining cash flow projections for properties in certain markets, most notably Japan, as well as properties we have identified for short term disposition based upon our updated outlook of local market conditions. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at March 31, 2011 had a carrying value of $1.3 billion and an associated unrealized loss of approximately $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

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

(72)

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

Our 2011 GECS funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of its long-term debt ($118.8 billion at December 31, 2010), through issuance of commercial paper and long-term debt, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the first quarter of 2011, GECS earned interest income on financing receivables of $5.9 billion, which more than offset interest expense of $3.7 billion.

Both the GECS Board of Directors and the GE Audit Committee have approved a detailed liquidity policy for GECS which includes a requirement to maintain a contingency funding plan. The liquidity policy defines GECS’ liquidity risk tolerance under different scenarios based on its liquidity sources and also establishes procedures to escalate potential issues. We actively monitor GECS’ access to funding markets and its liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

We maintain liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

We have cash and equivalents of $82.2 billion at March 31, 2011, which is available to meet our needs. About $11 billion is in regulated entities and is subject to regulatory restrictions or is in restricted countries. About $14 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund our needs in the U.S. on a short-term basis without being subject to U.S. tax. We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs.

In addition to our $82.2 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $2.9 billion at March 31, 2011. The Liquidity Portfolio is used to manage liquidity and meet the operating needs of GECS under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $53.0 billion that have been extended to us by 59 financial institutions at March 31, 2011. These lines include $35.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At March 31, 2011, our aggregate cash and equivalents and committed credit lines were more than twice GECS’ commercial paper borrowings balance.

(73)

Funding Plan

Our strategy has been to reduce our ending net investment in GE Capital. In the first quarter of 2011, we reduced our GE Capital ending net investment, excluding cash and equivalents, from $476 billion at December 31, 2010 to $461 billion at March 31, 2011.

In the first quarter of 2011, we completed issuances of $11.5 billion of senior, unsecured debt with maturities up to 21 years (and subsequent to March 31, 2011, an additional $6.5 billion). Average commercial paper borrowings for GECS and GE during the first quarter were $41.7 billion and $7.8 billion, respectively, and the maximum amount of commercial paper borrowings outstanding for GECS and GE during the first quarter was $42.8 billion and $10.8 billion, respectively. GECS commercial paper maturities are funded principally through new issuances and at GE are typically repaid by quarter-end using available cash.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we incurred $2.3 billion of fees for our participation. Our TLGP-guaranteed debt has remaining maturities of $10 billion in 2011 and $35 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During the first quarter of 2011, we completed $3.8 billion of non-recourse issuances and had maturities of $4.0 billion. At March 31, 2011, consolidated non-recourse borrowings were $29.3 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 24 of the 2010 consolidated financial statements.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At March 31, 2011 and December 31, 2010, we were party to repurchase agreements totaling insignificant amounts, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 10 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at March 31, 2011 was $62 billion, composed mainly of $39 billion bank deposits, $11 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2010 was $60 billion.

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.60:1 during the three months ended March 31, 2011 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 consolidated financial statements.

(74)

E. New Accounting Standards

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, which amended ASC 310, Receivables, to provide guidance for determining whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 requires that a restructuring constitute a troubled debt restructuring when the restructuring both constitutes a concession and the debtor is experiencing financial difficulties. The amendment also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendment is effective for us on July 1, 2011 and applies to restructurings that have occurred subsequent to January 1, 2011. We are currently evaluating the financial statement impact of adopting this amendment; however, we expect the financial impact to be immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. Our motion to dismiss the consolidated complaint was filed in November 2009, is now fully briefed and, following an oral argument held in November 2010, is currently under consideration by the Court.  A shareholder derivative action was filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York class actions. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss was granted in April 2011. The defendants intend to defend themselves vigorously.

(75)

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

						Approximate
						dollar value
				Total number		of shares that
				of shares		may yet be
				purchased		purchased
				as part of		under our
	Total number		Average	our share		share
	of shares		price paid	repurchase		repurchase
Period(a)	purchased	(a)(b)	per share	program	(a)(c)	program
(Shares in thousands)

2011
January	5,318		$19.87	5,094
February	3,842		$20.59	3,535
March	17,356		$19.70	17,203
Total	26,516		$19.87	25,832		$9.4	billion

(a)	Information is presented on a fiscal calendar basis, consistent with our quarterly financial reporting.

(b)
This category includes 684 thousand shares repurchased from our various benefit plans, primarily the GE Savings and Security Program (the S&SP). Through the S&SP, a defined contribution plan with Internal Revenue Service Code 401(k) features, we repurchase shares resulting from changes in investment options by plan participants.

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

(76)

Item 6. Exhibits.

Exhibit 11	Computation of Per Share Earnings*.
Exhibit 12(a)	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three months ended March 31, 2011 and 2010, (ii) Condensed Statement of Financial Position at March 31, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements**.

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

(77)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Company (Registrant)
May 6, 2011	/s/ Jamie S. Miller
Date	Jamie S. Miller Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(78)